Form 10-Q
period 1993-12-31
CHARTER MEDICAL CORP
filed 1994-02-11
CIK 19411

_______________________________________________________________________________


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________


(Mark One)

     ___
      X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1993

                                      OR
     ___
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
Commission File No. 1-6639


                          CHARTER MEDICAL CORPORATION
            (Exact name of Registrant as specified in its charter)


            Delaware                                         58-1076937
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                  577 Mulberry Street, Macon, Georgia  31298
                   (Address of principal executive offices)
                                  (Zip Code)


                                (912) 742-1161
             (Registrant's telephone number, including area code)


                  See Table of Additional Registrants below.

                                  ___________

                                Not Applicable

             (Former name, former address and former fiscal year,
                         if changed since last report)

                                  ___________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No

The number of shares of the Registrant's Common Stock outstanding as of January 31, 1994, was 26,741,280.


_______________________________________________________________________________


                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Ambulatory Resources, Inc.         Georgia                 58-1456102          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Atlanta MOB, Inc.                  Georgia                 58-1558215          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Beltway Community Hospital,        Texas                   58-1324281          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

C.A.C.O. Services, Inc.            Ohio                    58-1751511          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Barclay Hospital,          Illinois                58-1315760          4700 North Clarendon Avenue
 Inc.                                                                          Chicago, IL  60640
                                                                               (312) 728-7100

Charter By-The-Sea, Inc.           Georgia                 58-1351301          2927 Demere Road
                                                                               St. Simons Island, GA 31522
                                                                               (912) 638-1999

Charter Canyon Hospital,           Utah                    58-1557925          175 West 7200 South
 Inc.                                                                          Midvale, UT  84047
                                                                               (801) 561-8181

Charter Colonial Institute,        Virginia                58-1492652          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Community Hospital         Iowa                    58-1523702          577 Mulberry Steet
 of Des Moines, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Community Hospital,        California              58-1398708          21530 South Pioneer
 Inc.                                                                           Boulevard
                                                                               Hawaiian Gardens, CA
                                                                                 90716
                                                                               (310) 860-0401

Charter Fairmount Institute,       Pennsylvania            58-1616921          561 Fairthorne Avenue
 Inc.                                                                          Philadelphia, PA  19128
                                                                               (215) 487-4000






                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Forest Hospital, Inc.      Louisiana               58-1508454          9320 Linwood Avenue
                                                                               Shreveport, LA  71106
                                                                               (318) 688-3930

Charter Health Management          Texas                   58-2025056          577 Mulberry Street
 of Texas, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                New Mexico              58-1479480          5901 Zuni Road, SE
 Albuquerque, Inc.                                                             Albuquerque, NM  87108
                                                                               (505) 265-8800

Charter Hospital of Aurora,        Colorado                58-1761037          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Austin,        Texas                   58-1440665          8402 Cross Park Drive
 Inc.                                                                          Austin, TX  78754
                                                                               (512) 837-1800

Charter Hospital of                Florida                 58-1640244          577 Mulberry Street
 Bradenton, Inc.                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Hospital of                South Carolina          58-1761157          2777 Speissegger Drive
 Charleston, Inc.                                                              Charleston, SC  29405-8299
                                                                               (803) 747-5830

Charter Hospital of                Virginia                58-1616917          2101 Arlington Boulevard
 Charlottesville, Inc.                                                         Charlottesville, VA
                                                                                 22903-1593
                                                                               (804) 977-1120

Charter Hospital of                Missouri                61-1009977          200 Portland Street
 Columbia, Inc.                                                                Columbia, MO  65201
                                                                               (314) 876-8000

Charter Hospital of                Ohio                    58-1598899          577 Mulberry Street
 Columbus, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Corona,        California              95-2685883          2055 Kellogg Drive
 Inc.                                                                          Corona, CA  91720
                                                                               (714) 735-2910

Charter Hospital of                Texas                   58-1513305          3126 Rodd Field Road
 Corpus Christi, Inc.                                                          Corpus Christi, TX  78414
                                                                               (512) 993-8893



                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Hospital of Dallas,        Texas                   58-1513306          6800 Preston Road
 Inc.                                                                          Plano, TX  75024
                                                                               (214) 964-3939

Charter Hospital of Denver,        Colorado                58-1662413          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Colorado                58-1768534          577 Mulberry Street
 Ft. Collins, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                California              58-1747020          577 Mulberry Street
 Fountain Valley, Inc.                                                         Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Texas                   58-1818492          2300 William D. Tate Ave.
 Grapevine, Inc.                                                               Grapevine, TX  76051
                                                                               (817) 481-1900

Charter Hospital of                North Carolina          58-1335184          700 Walter Reed Drive
 Greensboro, Inc.                                                              Greensboro, NC  27403
                                                                               (919) 852-4821

Charter Hospital of                Mississippi             58-1616919          East Lakeland Drive
 Jackson, Inc.                                                                 Jackson, MS  39208
                                                                               (601) 939-9030

Charter Hospital of Lake           Louisiana               62-1152811          4250 Fifth Avenue, South
 Charles, Inc.                                                                 Lake Charles, LA  70605
                                                                               (318) 474-6133

Charter Hospital of                Texas                   58-1491620          577 Mulberry Street
 Laredo, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Nevada                  58-1321317          7000 West Spring Mountain
 Las Vegas, Inc.                                                                Road
                                                                               Las Vegas, NV  89180
                                                                               (702) 876-4357

Charter Hospital of Little         Arkansas                58-1747019          1601 Murphy Drive
 Rock, Inc.                                                                    Maumelle, AR  72118
                                                                               (501) 851-8700

Charter Hospital of                Kentucky                58-1517503          1405 Browns Lane
 Louisville, Inc.                                                              Louisville, KY  40207
                                                                               (502) 896-0495



                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Hospital of Miami,         Florida                 61-1061599          11100 N.W. 27th Street
 Inc.                                                                          Miami, FL  33172
                                                                               (305) 591-3230

Charter Hospital of                Wisconsin               58-1790135          11101 West Lincoln Avenue
 Milwaukee, Inc.                                                               West Allis, WI  53227
                                                                               (414) 327-3000

Charter Hospital of Mission        California              58-1761156          23228 Madero
 Viejo, Inc.                                                                   Mission Viejo, CA  92691
                                                                               (714) 830-4800

Charter Hospital of Mobile,        Alabama                 58-1318870          251 Cox Street
 Inc.                                                                          Mobile, AL  36604
                                                                               (205) 432-4111

Charter Hospital of Northern       New Jersey              58-1852138          577 Mulberry Street
 New Jersey, Inc.                                                              Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Kansas                  58-1603154          8000 West 127th Street
 Overland Park, Inc.                                                           Overland Park, KS  66213
                                                                               (913) 897-4999

Charter Hospital of Portland,      Oregon                  58-1885554          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Georgia                 58-0979827          577 Mulberry Street
 Redlands, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Illinois                58-1754138          577 Mulberry Street
 Rockford, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                California              58-1857277          101 Cirby Hills Drive
 Sacramento, Inc.                                                              Roseville, CA  95678
                                                                               (916) 969-4666

Charter Hospital of                California              58-1669160          11878 Avenue of Industry
 San Diego, Inc.                                                               San Diego, CA  92128
                                                                               (619) 487-3200

Charter Hospital of Santa          New Mexico              58-1584861          577 Mulberry Street
 Teresa, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161




                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Hospital of                Georgia                 58-1750583          1150 Cornell Avenue
 Savannah, Inc.                                                                Savannah, GA  31416
                                                                               (912) 354-3911

Charter Hospital of Sioux          South Dakota            58-1674278          2812 South Louise Avenue
 Falls, Inc.                                                                   Sioux Falls, SD  57106
                                                                               (605) 361-8111

Charter Hospital of                Missouri                58-1583760          577 Mulberry Street
 St. Louis, Inc.                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Tampa          Florida                 58-1616916          4004 North Riverside Drive
 Bay, Inc.                                                                     Tampa, FL  33603
                                                                               (813) 238-8671

Charter Hospital of Toledo,        Ohio                    58-1731068          1725 Timberline Road
 Inc.                                                                          Maumee, Ohio 43537
                                                                               (419) 891-9333

Charter Hospital of Torrance,      California              58-1402481          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Wichita,       Kansas                  58-1634296          8901 East Orme
 Inc.                                                                          Wichita, KS  67207
                                                                               (316) 686-5000

Charter Hospital of Winston-       North Carolina          56-1050502          3637 Old Vineyard Road
 Salem, Inc.                                                                   Winston-Salem, NC  27104
                                                                               (919) 768-7710

Charter Imaging, Inc.              Georgia                 58-1527680          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Lake Hospital, Inc.        Georgia                 58-1408670          3500 Riverside Drive
                                                                               Macon, GA  31209
                                                                               (912) 474-6200

Charter Lakeside Hospital,         Tennessee               62-0892645          2911 Brunswick Road
 Inc.                                                                          Memphis, TN  38134
                                                                               (901) 377-4700

Charter Medical - California,      Georgia                 58-1357345          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161




                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Medical - Clayton          Georgia                 58-1579404          577 Mulberry Street
 County, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Cleveland,       Texas                   58-1448733          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Dallas,          Texas                   58-1379846          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Ft.              Florida                 58-1527678          577 Mulberry Street
 Lauderdale, Inc.                                                              Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Fort             Indiana                 58-1524996          1720 Beacon Street
 Wayne, Inc.                                                                   Fort Wayne, IN  46805
                                                                               (219) 423-3651

Charter Medical -                  Florida                 58-1483015          3947 Salisbury Road
 Jacksonville, Inc.                                                            Jacksonville, FL  32216
                                                                               (904) 296-2447

Charter Medical - Lake             Indiana                 58-1603160          101 West 61st Avenue
 County, Inc.                                                                  State Road 51
                                                                               Hobart, IN  46342
                                                                               (219) 947-4464

Charter Medical - Long             California              58-1366604          6060 Paramount Boulevard
 Beach, Inc.                                                                   Long Beach, CA  90805
                                                                               (310) 220-1000

Charter Medical - Marion           Indiana                 58-1674291          5602 Caito Drive
 County, Inc.                                                                  Indianapolis, IN  46226
                                                                               (317) 545-2111

Charter Medical - New York,        New York                58-1761153          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Southeast,       Florida                 58-1483014          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - St. Joseph       Indiana                 58-1674287          6704 North Gumwood Drive
 County, Inc.                                                                  Granger, IN  46530
                                                                               (219) 272-9799



                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Medical - Tippecanoe       Indiana                 58-1603158          3700 Rome Drive
 County, Inc.                                                                  Lafayette, IN  47905
                                                                               (317) 448-6999

Charter Medical - Vigo             Indiana                 58-1674293          1400 Crossing Boulevard
 County, Inc.                                                                  Terre Haute, IN  47802
                                                                               (812) 299-4196

Charter Medical Cerritos,          California              58-1473063          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Corporation        North Carolina          58-1463919          400 Newton Road
 of Raleigh, Inc.                                                              Raleigh, NC  27615
                                                                               (919) 847-0008

Charter Medical Executive          Georgia                 58-1538092          577 Mulberry Street
 Corporation                                                                   Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Information        Georgia                 58-1530236          577 Mulberry Street
 Services, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical International      Georgia                 58-1357343          577 Mulberry Street
 - Arabia, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical                    Georgia                 58-1249663          577 Mulberry Street
 International, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical                    Nevada                  58-1605110          577 Mulberry Street
 International, S.A., Inc.                                                     Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Management         Georgia                 58-1195352          577 Mulberry Street
 Company                                                                       Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical of                 North Carolina          58-1462214          3621 Randolph Road
 Charlotte, Inc.                                                               Charlotte, NC  28211
                                                                               (704) 365-5368

Charter Medical of East            Tennessee               58-1410348          577 Mulberry Street
 Tennessee, Inc.                                                               Macon, GA  31298
                                                                               (912) 742-1161




                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Medical of East            Arizona                 58-1643158          2190 N. Grace Boulevard
 Valley, Inc.                                                                  Chandler, AZ  85224
                                                                               (602) 899-8989

Charter Medical of Ft.             Texas                   58-1643151          6201 Overton Ridge Blvd.
 Worth, Inc.                                                                   Fort Worth, TX  76132
                                                                               (817) 292-6844

Charter Medical of North           Arizona                 58-1643154          6015 W. Peoria Avenue
 Phoenix, Inc.                                                                 Glendale, AZ  85311
                                                                               (602) 878-7878

Charter Medical of Orange          Florida                 58-1615673          577 Mulberry Street
 County, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical of Richmond        Georgia                 58-1615676          3100 Perimeter Parkway
 County, Inc.                                                                  Augusta, GA 30909
                                                                               (404) 868-6625

Charter Medical of                 California              58-1366605          577 Mulberry Street
 Sacramento, Inc.                                                              Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical of Thousand        California              58-1731069          150 Via Merida
 Oaks, Inc.                                                                    Thousand Oaks, CA  91361
                                                                               (805) 495-3292

Charter MOB of                     Virginia                58-1761158          1023 Millmont Avenue
 Charlottesville, Inc.                                                         Charlottesville, VA  22901
                                                                               (804) 977-1120

Charter National Laboratory,       Tennessee               58-1860496          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter North Hospital, Inc.       Alaska                  58-1474550          2530 DeBarr Road
                                                                               Anchorage, AK  99508-2996
                                                                               (907) 258-7575

Charter Northside Hospital,        Georgia                 58-1440656          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Oak Hospital, Inc.         California              58-1334120          1161 East Covina Boulevard
                                                                               Covina, CA  91724
                                                                               (818) 966-1632




                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter of Alabama, Inc.           Alabama                 63-0649546          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Palms Hospital, Inc.       Texas                   58-1416537          1421 E. Jackson Avenue
                                                                               McAllen, TX  78502
                                                                               (512) 631-5421

Charter Peachford Hospital, Inc.   Georgia                 58-1086165          2151 Peachford Road
                                                                               Atlanta, GA  30338
                                                                               (404) 455-3200

Charter Plains Hospital,           Texas                   58-1462211          801 N. Quaker Avenue
 Inc.                                                                          Lubbock, TX  79408
                                                                               (806) 744-5505

Charter-Provo School, Inc.         Utah                    58-1647690          4501 North University Ave.
                                                                               Provo, UT  84603
                                                                               (801) 227-2000

Charter Psychiatric Hospitals,     Delaware                58-1852072          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Real, Inc.                 Texas                   58-1485897          8550 Huebner Road
                                                                               San Antonio, TX  78240
                                                                               (512) 699-8585

Charter Regional Medical           Texas                   74-1299623          577 Mulberry Street
 Center, Inc.                                                                  Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Ridge Hospital, Inc.       Kentucky                58-1393063          3050 Rio Dosa Drive
                                                                               Lexington, KY  40509
                                                                               (606) 269-2325

Charter Rivers Hospital, Inc.      South Carolina          58-1408623          2900 Sunset Boulevard
                                                                               West Columbia, SC  29171
                                                                               (803) 796-9911

Charter Springs Hospital,          Florida                 58-1517461          3130 S.W. 27th Avenue
 Inc.                                                                          Ocala, FL  32678
                                                                               (904) 237-7293

Charter Suburban Hospital,         California              58-1394959          577 Mulberry Street
 Inc.                                                                          Macon, Georgia  31298
                                                                               (912) 742-1161




                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Charter Suburban Hospital          Texas                   75-1161721          577 Mulberry Street
 of Mesquite, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Charter Treatment Center of        Michigan                58-2025057          577 Mulberry Street
 Michigan, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Vista Hospital, Inc.       Arkansas                58-1449455          4253 Crossover Road
                                                                               Fayetteville, AR  72701
                                                                               (501) 521-5731

Charter Westbrook Hospital,        Virginia                54-0858777          1500 Westbrook Avenue
 Inc.                                                                          Richmond, VA  23227
                                                                               (804) 266-9671

Charter Winds Hospital, Inc.       Georgia                 58-1513304          240 Mitchell Bridge Road
                                                                               Athens, GA  30604
                                                                               (404) 546-7277

Charter Woods Hospital, Inc.       Alabama                 58-1330526          700 Cottonwood Road
                                                                               Dothan, AL  36302
                                                                               (205) 794-4357

Charterton/LaGrange, Inc.          Kentucky                61-0882911          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CCM, Inc.                          Nevada                  58-1662418          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CMCA, Inc.                         Georgia                 58-1731354          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CMCI, Inc.                         Nevada                  88-0224620          1061 East Flamingo Road
                                                                               Suite One
                                                                               Las Vegas, NV  89119
                                                                               (702) 737-0282

CMFC, Inc.                         Nevada                  88-0215629          1061 East Flamingo Road
                                                                               Suite One
                                                                               Las Vegas, NV  89119
                                                                               (702) 737-0282

CMHS, Inc.                         Alabama                 58-1569921          5800 Southland Drive
                                                                               Mobile, AL  36609
                                                                               (205) 661-3001



                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

CMSF, Inc.                         Florida                 58-1324269          3550 Colonial Boulevard
                                                                               Fort Myers, FL  33906
                                                                               (813) 939-0403

CPS Associates, Inc.               Virginia                58-1761039          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Desert Springs Hospital, Inc.      Nevada                  88-0117696          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Employee Assistance Services,      Georgia                 58-1501282          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Florida Health Facilities,         Florida                 58-1860493          21808 State Road 54
 Inc.                                                                          Lutz, Fl  33549
                                                                               (813) 948-2441

Florida Residential                Florida                 58-1705131          1950 Benoist Farms Road
 Treatment Centers, Inc.                                                       West Palm Beach, FL  33411
                                                                               (407) 687-1511

Gwinnett Immediate Care            Georgia                 58-1456097          577 Mulberry Street
 Center, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

HCS, Inc.                          Georgia                 58-1527679          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Holcomb Bridge Immediate           Georgia                 58-1374463          577 Mulberry Street
 Care Center, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Hospital Investors, Inc.           Georgia                 58-1182191          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Kentucky Institute for             Kentucky                61-1006115          435 Berger Road
 Stress and Addiction, Inc.                                                    Paducah, KY  42002-7609
                                                                               (502) 444-0444

Mandarin Meadows, Inc.             Florida                 58-1761155          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161




                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Metropolitan Hospital, Inc.        Georgia                 58-1124268          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Middle Georgia Hospital, Inc.      Georgia                 58-1121715          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Pacific-Charter Medical, Inc.      California              58-1336537          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Physicians & Surgeons              Louisiana               72-0686492          577 Mulberry Street
 Hospital, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Richmond MOB, Inc.                 Virginia                58-1761160          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Rivoli, Inc.                       Georgia                 58-1686160          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Shallowford Community Hospital,    Georgia                 58-1175951          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Shallowford Providers, Inc.        Georgia                 58-1900736          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Sistemas De Terapia                Georgia                 58-1181077          577 Mulberry Street
 Respiratoria, S.A., Inc.                                                      Macon, GA  31298
                                                                               (912) 742-1161

Structured Healthcare              Georgia                 58-1558212          577 Mulberry Street
 Systems, Inc.                                                                 Macon, GA  31298
                                                                               (912) 742-1161












                                         ADDITIONAL REGISTRANTS(1)
                                                                               Address including zip code,
                                   State or other                                and telephone number
      Exact name of                jurisdiction of       I.R.S. Employer         including area code,
  registrant as specified           incorporation        Identification         of registrant's principal
      in its charter               or organization           Number                 executive offices

Stuart Circle Hospital             Virginia                54-0855184          577 Mulberry Street
 Corporation                                                                   Macon, GA  31298
                                                                               (912) 742-1161

Western Behavioral                 California              58-1662416          577 Mulberry Street
 Systems, Inc.                                                                 Macon, GA  31298
                                                                               (912) 742-1161




































(1) The Additional Registrants listed are wholly-owned subsidiaries of the Registrant and are guarantors of the Registrant's 7.5% Senior Subordinated Debentures due 2003.  The Additional
    Registrants have been conditionally exempted, pursuant to Section 12(h) of the Securities
    Exchange Act of 1934, from filing reports under Section 13 of the Securities Exchange Act of
    1934.

                                    -xiii-

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.

PART I - Financial Information:

     Condensed Consolidated Balance Sheets -
      December 31, 1993 and September 30, 1993......................       4

     Condensed Consolidated Statement of Operations -
      For the Quarters ended December 31, 1993 and 1992.............       6

     Condensed Consolidated Statement of Changes in
      Stockholders' Equity - For the Quarter ended
      December 31, 1993.............................................       7

     Condensed Consolidated Statements of Cash Flows -
      For the Quarters ended December 31, 1993 and 1992.............       8

     Notes to Condensed Consolidated Financial Statements...........       9

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................      12


PART II - Other Information:

     Item 6. - Exhibits and Reports on Form 8-K.....................      16


Signatures..........................................................      17
















                          CHARTER MEDICAL CORPORATION

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        PART I - FINANCIAL INFORMATION

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)




                                                       December 31  September 30
                  ASSETS                                  1993          1993
Current Assets
  Cash and cash equivalents.......................     $   59,250    $   86,002
  Cash collateral account.........................            392         5,426
  Accounts receivable, net........................        117,963       119,638
  Supplies........................................          4,956         5,051
  Other current assets............................         11,528        15,798
     Total Current Assets.........................        194,089       231,915


Property and Equipment
  Land............................................         93,775        95,886
  Buildings and improvements......................        308,829       310,649
  Equipment.......................................         67,846        67,421
                                                          470,450       473,956
  Accumulated depreciation........................        (36,769)      (30,098)
                                                          433,681       443,858
  Construction in progress........................            884           928
                                                          434,565       444,786


Other Long-Term Assets............................        106,799       104,284

Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net............         49,401        57,201















                                                       __________    __________
                                                       $  784,854    $  838,186

                   CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                 (In thousands, except shares and per share data)



                                                      December 31     September 30
LIABILITIES AND STOCKHOLDERS' EQUITY                      1993            1993

Current Liabilities
  Accounts payable..................................   $   36,827      $   52,264
  Accrued expenses and other current liabilities....      130,540         149,377
  Current maturities of long-term debt and
   capital lease obligations........................       60,167          70,957
       Total Current Liabilities....................      227,534         272,598

Long-Term Debt and Capital Lease Obligations........      340,699         350,205

Deferred Income Taxes...............................       31,232          38,789

Reserve for Unpaid Claims...........................       99,608          99,675

Deferred Credits and Other Long-Term Liabilities....       18,553          19,621

Stockholders' Equity
  Common Stock, par value $0.25 per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 26,720,275 shares
     at December 31, 1993 and 25,001,042 shares
     at September 30, 1993..........................        6,680           6,250
  Other Stockholders' Equity
    Additional paid-in capital......................      239,381         237,581
    Accumulated deficit.............................      (63,289)        (59,423)
    Unearned compensation under ESOP................     (110,425)       (122,724)
    Warrants outstanding............................          183             274
    Cumulative foreign currency adjustments.........       (5,302)         (4,660)
      Stockholders' Equity..........................       67,228          57,298

Commitments and Contingencies







                                                       __________      __________
                                                       $  784,854      $  838,186

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)
                       (In thousands, except per share data)


                                                        For the Quarter ended
                                                             December 31
                                                          1993         1992

Net Revenue....................................         $208,817     $226,390

Costs and Expenses
  Operating expenses...........................          152,442      159,754
  Bad debt expense.............................           16,129       18,377
  Depreciation and amortization................            6,675        7,167
  Amortization of reorganization value in
   excess of amounts allocable to identifi-
   able assets.................................            7,800       10,750
  Interest, net................................            8,367       18,984
  ESOP expense.................................           12,299        9,005
  Stock option expense.........................            6,195        2,261
                                                         209,907      226,298

Income (Loss) from continuing operations
 before income taxes...........................           (1,090)          92
Provision for income taxes.....................            2,776        4,120
Loss from continuing operations................           (3,866)      (4,028)
Loss from discontinued operations (net of
 income tax provision of $2,945)...............             --         (3,196)
Net Loss.......................................         $ (3,866)    $ (7,224)

Average Number of Common Shares
 Outstanding...................................           25,166       24,828
Loss per common share:
  Loss from continuing operations..............            $(.15)       $(.16)
  Loss from discontinued operations............              --          (.13)
  Net Loss.....................................            $(.15)       $(.29)












The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                       CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       (Unaudited)
                                                      (In thousands)

                                                                              Other Stockholders' Equity
                                                                                                               Cumulative
                                                           Additional                Unearned                   Foreign
                                         Common Stock        Paid-in  Accumulated  Compensation   Warrants      Currency
                                      Shares      Amount     Capital    Deficit     Under ESOP   Outstanding   Adjustments

Balance at September 30, 1993.....    25,001      $6,250   $237,581    $(59,423)    $(122,724)      $  274      $(4,660)
Additions (Deductions):
  Net loss........................      --          --         --        (3,866)         --           --           --
  ESOP expense....................      --          --         --          --          12,299         --           --
  Stock option expense accrual....      --          --        6,195        --            --           --           --
  Exercise of stock options.......     1,682         421    (14,096)       --            --           --           --
  Exercise of warrants............        37           9        277        --            --            (91)        --
  Tax benefit related to exercise
   of stock options...............      --          --        9,424        --            --           --           --
  Foreign currency translation
   loss...........................      --          --         --          --            --           --           (642)
Balance at December 31, 1993......    26,720      $6,680   $239,381    $(63,289)    $(110,425)      $  183      $(5,302)


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                   (In thousands)


                                                          For the Quarter ended
                                                               December 31
                                                          1993             1992

Cash Flows From Operating Activities
  Net loss..........................................    $ (3,866)         $(7,224)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Loss from discontinued operations.............        --              3,196
      Depreciation and amortization.................      14,475           17,917
      ESOP expense..................................      12,299            9,005
      Stock option expense..........................       6,195            2,261
      Non-cash interest expense.....................         677            1,467
      Cash flows from changes in assets and
       liabilities, net of effects from sales and
       acquisitions of businesses:
         Accounts receivable, net...................       1,679           (7,287)
         Other assets...............................       3,692             (472)
         Accounts payable and other accrued
          liabilities...............................     (28,107)         (32,612)
         Reserve for unpaid claims..................         263              190
         Income taxes payable.......................     (14,392)           3,592
         Other liabilities..........................      (1,887)           8,349
      Other.........................................         549             (303)
       Total adjustments............................      (4,557)           5,303
           Net cash used in operating activities....      (8,423)          (1,921)

Cash Flows From Investing Activities
  Capital expenditures..............................      (2,651)          (2,736)
  Acquisitions of businesses........................      (1,733)            --
  (Increase) Decrease in assets restricted for
   settlement of unpaid claims......................       1,320           (1,222)
  Proceeds from sale of assets......................       5,196            5,893
  Cash flows from discontinued operations...........        --              8,247
           Net cash provided by investing
            activities..............................       2,132           10,182

Cash Flows From Financing Activities
  Proceeds from issuance of debt....................        --             17,200
  Payments on debt and capital lease obligations....     (21,439)         (52,880)
  Proceeds from exercise of stock options and
   warrants.........................................         734             --
  Tax benefit related to the exercise of stock
   options..........................................       9,424             --
  Income tax payments made on behalf of stock
   optionee.........................................     (14,214)            --
  (Increase) Decrease in cash collateral account....       5,034          (17,139)
           Net cash used in financing activities....     (20,461)         (52,819)

Net decrease in cash and cash equivalents...........     (26,752)         (44,558)
Cash and cash equivalents at beginning of period....      86,002          140,803
Cash and cash equivalents at end of period..........    $ 59,250         $ 96,245







The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993
                                  (Unaudited)


NOTE A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1993, included in the Company's Annual Report on Form 10-K.

NOTE B - Nature of Business

     The Company's business is seasonal in nature, with a reduced demand for certain services generally occurring in the fourth fiscal quarter and around major holidays, such as Thanksgiving and Christmas. The Company's business is also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results expected for the year.

NOTE C - Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the quarters ended December 31, 1993 and 1992:

                                                      For the Quarter ended
                                                           December 31
                                                      1993             1992
                                                          (In thousands)

Income taxes paid, net of refunds received.......    $ 7,534          $   310
Interest paid, net of amounts capitalized........      4,707           19,536
Payments to ESOP.................................       --              4,475


NOTE D - Long-Term Debt and Leases

     Information with regard to the Company's long-term debt and capital lease obligations at December 31, 1993 and September 30, 1993 follows (in thousands):


                                                    December 31    September 30
                                                       1993            1993

Financing under the Credit Agreement:
  Tranche A Facility (6.5% at
   December 31, 1993)............................     $ 73,505        $ 93,871
  Tranche B Facility (5.525% to 8.375% at
   December 31, 1993)............................       67,619          67,619
Debentures due 2003 (net of discount of
 $43,320 at December 31, 1993 and $43,997 at
 September 30, 1993).............................      156,680         156,003
8% to 16% Mortgage and other
 collateralized notes payable through
 1998............................................       21,044          21,502
Variable rate secured notes due through
 2013 (3.25% to 3.55% at December 31, 1993)......       64,125          64,175
7.5% Swiss Bonds due currently...................        6,443           6,443
3.4% to 11.5% Capital lease obligations
 due through 2014................................       11,780          11,965
                                                       401,196         421,578
  Less amounts due within one year...............       60,167          70,957
  Less debt service funds........................          330             416
                                                      $340,699        $350,205


     During October 1993, the Company made mandatory prepayments of approximately $17.1 million to the Banks which represented 75% of net proceeds from asset sales and estimated excess cash at September 30, 1993. In December 1993, the Company also made mandatory prepayments of approximately $3.3 million to the Banks which represented 75% of net proceeds from asset sales.

     The Company made a mandatory payment of approximately $3.1 million to the Banks in January 1994 which represented actual excess cash over estimated excess cash at September 30, 1993. Additionally, in January 1994 the Company made a voluntary prepayment to the Banks of $30 million which reduced the amount due on March 31, 1994, to $2.5 million and the amount due on September 30, 1994 to approximately $18.3 million.

NOTE E - Contingencies

General and Professional Liability

     The Company is self-insured for a substantial portion of general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates using the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted as such claims mature, to reflect revised actuarial estimates based on actual experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

Litigation

     In addition to general and professional liability claims, the Company is subject to other claims, suits, surveys and investigations. This includes a federal investigation of certain business practices of a subsidiary of the Company that operates one psychiatric hospital. In the opinion of management, the ultimate resolution of such other pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                               December 31, 1993


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Growth and Expansion Strategy

     The Company announced January 12, 1994, that it plans to become a family of companies that finance, manage and deliver quality, cost-effective behavioral healthcare. These companies would be coordinated to provide an integrated, at-risk behavioral health delivery system that would be responsive to patients, clinicians, managed care companies, employers, insurance companies, and the new health plans and purchasing alliances anticipated in a reformed health care system.

     Two new businesses would be formed to implement the strategy: a Technologies and Management Information Unit ("TMI Unit") and a clinical services unit named Group Practice Affiliates, Inc. ("GPA"). The strategy would also require the repositioning and expansion of the Company's current facility-based services.

     The TMI Unit would expand the Company's expertise in managing the cost and quality of mental health care services along with the systems to document outcomes and clinical results. During the first quarter of fiscal 1994, the Company acquired Strategic Advantage, Inc., whose clinical outcome monitoring systems track patient progress and help ensure patients receive cost-effective and appropriate levels of service and medical attention.

     The TMI Unit would also develop systems for maximizing the efficiency and effectiveness of the scheduling of patients and clinical and support personnel, and the use of materials, such as pharmaceuticals and supplies.
The systems would also provide case management services including outcome measurement and protocol development, patient health status, longitudinal patient record keeping and clinical credentialing.

     The Company plans for GPA to acquire, develop and manage behavioral group practices comprised of psychiatrists, psychologists and other mental health professionals. The Company will provide the marketing, management and financial resources necessary to expand and improve the economic vitality of selected group practices.

     The Company's growth and expansion strategy will require reconfiguring and repositioning current hospital-based services to make them more flexible and independent of traditional settings. The Company plans to offer new clinical services and risk-bearing arrangements, form alliances with regional medical systems and enter approximately 30 new geographic markets. The implementation of the Company's new growth and expansion strategy will occur over the next three years.

Results of Operations

     Discontinued Operations

     The results of operations of the general hospitals sold on September 30, 1993 have been reported as discontinued operations in the Company's financial statements. Included in these amounts are net interest expenses related to debt specifically identifiable as debt of the general hospitals. For the first quarter of fiscal 1993, the core general hospitals had net revenue of approximately $88.4 million and a net loss of approximately $3.4 million.

     Management of the Company believes the sale of the general hospitals has allowed the Company to concentrate its efforts on behavioral healthcare systems. Additionally, the sale of the general hospitals allowed the Company to reduce its long-term debt by approximately $308.5 million. As a result of this debt pay off, mandatory and voluntary prepayments and scheduled payments in fiscal 1993, net interest expense for the quarter ended December 31, 1993 decreased 56% as compared to the first quarter of fiscal 1993.

     Psychiatric Hospital Operations

     Selected statistics for the 75 psychiatric hospitals in operation at December 31, 1993, by quarter for fiscal 1994 and fiscal 1993 follow:



                                               Fiscal        Fiscal        %
                                                1994          1993       Change

Licensed beds at:
  December 31.............................       6,985         6,999       --
  March 31................................                     7,049
  June 30.................................                     7,037
  September 30............................                     6,977

Net revenue (in thousands):
  Quarter:
    First.................................    $198,129     $ 212,683       (7)%
    Second................................                   217,954
    Third.................................                   218,568
    Fourth................................                   194,637
  Year....................................                 $ 843,842

Patient days:
  Quarter:
    First.................................     320,664       339,194       (5)
    Second................................                   353,709
    Third.................................                   342,424
    Fourth................................                   323,530
  Year....................................                 1,358,857

Equivalent patient days:
  Quarter:
    First.................................     349,947       362,822       (4)
    Second................................                   379,228
    Third.................................                   371,887
    Fourth................................                   351,431
  Year....................................                 1,465,368



                                                Fiscal        Fiscal       %
                                                 1994          1993      Change

Net revenue per equivalent patient day:
  Quarter:
    First.................................        $566          $586       (3)%
    Second................................                       575
    Third.................................                       588
    Fourth................................                       554
  Year....................................                       576

Admissions:
  Quarter:
    First.................................      21,875        19,624       11
    Second................................                    22,380
    Third.................................                    21,702
    Fourth................................                    22,361
  Year....................................                    86,067

Average length of stay:
  Quarter:
    First.................................       14.5           16.9      (14)
    Second................................                      15.7
    Third.................................                      16.0
    Fourth................................                      14.4
  Year....................................                      15.7


     The Company's patient days for the first quarter of fiscal 1994 decreased 5% as compared to the same period of fiscal 1993 despite an 11% increase in admissions. The decrease in patient days is due primarily to a 14% decrease in the average length of stay per patient caused primarily by utilization criteria imposed by third party payors regarding inpatient treatment.

     The Company's decrease in net revenue and net revenue per equivalent patient day is due primarily to a shift in payor mix toward more Medicare, Medicaid and other cost-based business. The Company's revenue generated from outpatient visits continues to increase. For the quarter ended December 31, 1993, gross outpatient revenue increased 33% to $29.1 million from $21.9 million for the first quarter of fiscal 1993. Net outpatient revenue for the same period increased 22% to $16.6 million.

     Consolidated Operating Expenses - The Company experienced a 5% decrease in operating expenses for the first quarter of fiscal 1994, as compared to the first quarter of fiscal 1993, primarily due to reductions in salaries and benefits and other purchased services.

     Bad debt expenses for the quarter ended December 31, 1993 decreased 12% from the same period of the previous fiscal year. Bad debt expenses as a percentage of net revenue decreased to 7.7% in the first quarter of fiscal 1994 from 8.1% in the first quarter of fiscal 1993.

     Stock option expense for the first quarter of fiscal 1994 increased over the same period of the previous year due to additional vesting, the increased market price of the Company's common stock and a one-time charge of $3.9 million related to the exercise of certain options by a former employee and director. During December 1993, the former employee and director exercised approximately 2.2 million options to purchase shares of the Company's common stock and surrendered approximately 570,000 of such optioned shares as consideration for the payment of required withholding taxes. As a result, the Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded in additional paid-in capital of approximately $9.4 million related to additional stock option expense deductible for income tax purposes.

Liquidity and Sources of Capital

     During October 1993, the Company made mandatory prepayments of approximately $17.1 million to the Banks which represented 75% of net proceeds from asset sales and estimated excess cash at September 30, 1993. In December 1993, the Company also made mandatory prepayments of approximately $3.3 million to the Banks which represented 75% of net proceeds from asset sales.

     The Company made a mandatory payment of approximately $3.1 million to the Banks in January 1994 which represented actual excess cash over estimated excess cash at September 30, 1993. Additionally, in January 1994 the Company made a voluntary prepayment to the Banks of $30 million which reduced the amount due on March 31, 1994, to $2.5 million and the amount due on September 30, 1994 to approximately $18.3 million. As of January 31, 1994, the Company had an available commitment of $50 million under the Credit Agreement.

     During the first quarter of fiscal 1994, the Company incurred approximately $2.7 million in capital expenditures primarily for routine capital replacement. The Company also incurred expenditures of approximately $1.7 million for the acquisition of a business related to the implementation of the Company's new growth and expansion strategy. The capital outlays were financed from cash provided by operations. The Company anticipates that capital expenditures for fiscal 1994 relating to existing hospitals will be approximately $15 million and will be financed from cash provided by operations.

     The number of days net patient revenue in net patient accounts receivable was 60 days at December 31, 1993 and 61 days at September 30, 1993.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

     (a) Report on Form 8-K

         There were no Current Reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1993.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHARTER MEDICAL CORPORATION
                                                  (Registrant)





Date:  February 11, 1994                     /s/ Lawrence W. Drinkard
                                             Lawrence W. Drinkard
                                             Executive Vice President - Finance
                                             (Chief Financial Officer)



Date:  February 11, 1994                     /s/ John R. Day
                                             John R. Day
                                             Vice President and Controller
                                             (Principal Accounting Officer)