Form 10-Q
period 1994-03-31
CHARTER MEDICAL CORP
filed 1994-05-16
CIK 19411

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

     For the quarterly period ended March 31, 1994

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

The number of shares of the Registrant's Common Stock outstanding as of April 29, 1994, was 26,750,955.


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

Ambulatory Resources, Inc.         Georgia                 58-1456102          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Atlanta MOB, Inc.                  Georgia                 58-1558215          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Beltway Community Hospital,        Texas                   58-1324281          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

C.A.C.O. Services, Inc.            Ohio                    58-1751511          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CCM, Inc.                          Nevada                  58-1662418          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CMCI, Inc.                         Nevada                  88-0224620          1061 East Flamingo Road
                                                                               Suite One
                                                                               Las Vegas, NV  89119
                                                                               (702) 737-0282

CMFC, Inc.                         Nevada                  88-0215629          1061 East Flamingo Road
                                                                               Suite One
                                                                               Las Vegas, NV  89119
                                                                               (702) 737-0282

CMSF, Inc.                         Florida                 58-1324269          3550 Colonial Boulevard
                                                                               Fort Myers, FL  33906
                                                                               (813) 939-0403

CPS Associates, Inc.               Virginia                58-1761039          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Alvarado Behavioral        California              58-1394959          577 Mulberry Street
 Health System, Inc.                                                           Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Augusta Behavioral         Georgia                 58-1615676          3100 Perimeter Parkway
 Health System, Inc.                                                           Augusta, GA 30909
                                                                               (404) 868-6625




                                                    -i-


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

Charter Bay Harbor Behavioral      Florida                 58-1640244          577 Mulberry Street
 Health System, Inc.                                                           Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Beacon Behavioral          Indiana                 58-1524996          1720 Beacon Street
 Health System, Inc.                                                           Fort Wayne, IN  46805
                                                                               (219) 423-3651

Charter Behavioral Health System   Georgia                 58-1513304          240 Mitchell Bridge Road
 of Athens, Inc.                                                               Athens, GA  30604
                                                                               (404) 546-7277

Charter Behavioral Health System   Texas                   58-1440665          8402 Cross Park Drive
 of Austin, Inc.                                                               Austin, TX  78754
                                                                               (512) 837-1800

Charter Behavioral Health System   Florida                 58-1527678          577 Mulberry Street
 of Bradenton, Inc.                                                            Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Georgia                 58-1408670          3500 Riverside Drive
 of Central Georgia, Inc.                                                      Macon, GA  31209
                                                                               (912) 474-6200

Charter Behavioral Health System   South Carolina          58-1761157          2777 Speissegger Drive
 of Charleston, Inc.                                                           Charleston, SC  29405-8299
                                                                               (803) 747-5830

Charter Behavioral Health System   Virginia                58-1616917          2101 Arlington Boulevard
 of Charlottesville, Inc.                                                      Charlottesville, VA
                                                                                 22903-1593
                                                                               (804) 977-1120

Charter Behavioral Health System   Illinois                58-1315760          4700 North Clarendon Avenue
 of Chicago, Inc.                                                              Chicago, IL  60640
                                                                               (312) 728-7100

Charter Behavioral Health System   California              58-1473063          577 Mulberry Street
 of Chula Vista, Inc.                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Missouri                61-1009977          200 Portland Street
 of Columbia, Inc.                                                             Columbia, MO  65201
                                                                               (314) 876-8000





                                                   -ii-


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

Charter Behavioral Health System   Texas                   58-1513305          3126 Rodd Field Road
 of Corpus Christi, Inc.                                                       Corpus Christi, TX  78414
                                                                               (512) 993-8893

Charter Behavioral Health System   Texas                   58-1513306          6800 Preston Road
 of Dallas, Inc.                                                               Plano, TX  75024
                                                                               (214) 964-3939

Charter Behavioral Health System   Texas                   58-1643151          6201 Overton Ridge Blvd.
 of Fort Worth, Inc.                                                           Fort Worth, TX  76132
                                                                               (817) 292-6844

Charter Behavioral Health System   Mississippi             58-1616919          East Lakeland Drive
 of Jackson, Inc.                                                              Jackson, MS  39208
                                                                               (601) 939-9030

Charter Behavioral Health System   Florida                 58-1483015          3947 Salisbury Road
 of Jacksonville, Inc.                                                         Jacksonville, FL  32216
                                                                               (904) 296-2447

Charter Behavioral Health System   Kansas                  58-1603154          8000 West 127th Street
 of Kansas City, Inc.                                                          Overland Park, KS  66213
                                                                               (913) 897-4999

Charter Behavioral Health System   Louisiana               72-0686492          577 Mulberry Street
 of Lafayettte, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Louisiana               62-1152811          4250 Fifth Avenue, South
 of Lake Charles, Inc.                                                         Lake Charles, LA  70605
                                                                               (318) 474-6133

Charter Behavioral Health System   Alabama                 58-1569921          5800 Southland Drive
 of Mobile, Inc.                                                               Mobile, AL  36609
                                                                               (205) 661-3001

Charter Behavioral Health System   Nevada                  58-1321317          7000 West Spring Mountain
 of Nevada, Inc.                                                                Road
                                                                               Las Vegas, NV  89180
                                                                               (702) 876-4357

Charter Behavioral Health System   New Mexico              58-1479480          5901 Zuni Road, SE
 of New Mexico, Inc.                                                           Albuquerque, NM  87108
                                                                               (505) 265-8800





                                                   -iii-


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

Charter Behavioral Health System   California              58-1857277          101 Cirby Hills Drive
 of Northern California, Inc.                                                  Roseville, CA  95678
                                                                               (916) 969-4666

Charter Behavioral Health System   Arkansas                58-1449455          4253 Crossover Road
 of Northwest Arkansas, Inc.                                                   Fayetteville, AR  72701
                                                                               (501) 521-5731

Charter Behavioral Health System   Indiana                 58-1603160          101 West 61st Avenue
 of Northwest Indiana, Inc.                                                    State Road 51
                                                                               Hobart, IN  46342
                                                                               (219) 947-4464

Charter Behavioral Health System   Kentucky                61-1006115          435 Berger Road
 of Paducah, Inc.                                                              Paducah, KY  42002-7609
                                                                               (502) 444-0444

Charter Behavioral Health System   California              58-1747020          577 Mulberry Street
 of San Jose, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Georgia                 58-1750583          1150 Cornell Avenue
 of Savannah, Inc.                                                             Savannah, GA  31416
                                                                               (912) 354-3911

Charter Behavioral Health System   California              58-1366605          577 Mulberry Street
 of Southern California, Inc.                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Florida                 58-1616916          4004 North Riverside Drive
 of Tampa Bay, Inc.                                                            Tampa, FL  33603
                                                                               (813) 238-8671

Charter Behavioral Health System   California              95-2685883          2055 Kellogg Drive
 of the Inland Empire, Inc.                                                    Corona, CA  91720
                                                                               (714) 735-2910

Charter Behavioral Health System   Ohio                    58-1731068          1725 Timberline Road
 of Toledo, Inc.                                                               Maumee, Ohio 43537
                                                                               (419) 891-9333

Charter Behavioral Health System   North Carolina          56-1050502          3637 Old Vineyard Road
 of Winston-Salem, Inc.                                                        Winston-Salem, NC  27104
                                                                               (919) 768-7710





                                                   -iv-


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

Charter Behavioral Health          Georgia                 58-1900736          577 Mulberry Street
 Systems of Atlanta, Inc.                                                      Macon, GA  31298
                                                                               (912) 742-1161

Charter Brawner Behavioral         Georgia                 58-0979827          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter By-The-Sea                 Georgia                 58-1351301          2927 Demere Road
 Behavioral Health System, Inc.                                                St. Simons Island, GA 31522
                                                                               (912) 638-1999

Charter Canyon Behavioral Health   Utah                    58-1557925          175 West 7200 South
 System, Inc.                                                                  Midvale, UT  84047
                                                                               (801) 561-8181

Charter Centennial Peaks           Colorado                58-1761037          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Colonial Institute,        Virginia                58-1492652          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Community Hospital,        California              58-1398708          21530 South Pioneer
 Inc.                                                                           Boulevard
                                                                               Hawaiian Gardens, CA
                                                                                 90716
                                                                               (310) 860-0401

Charter Community Hospital         Iowa                    58-1523702          577 Mulberry Steet
 of Des Moines, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Crescent Pines Behavioral  Georgia                 58-1249663          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Fairmount Behavioral       Pennsylvania            58-1616921          561 Fairthorne Avenue
 Health System, Inc.                                                           Philadelphia, PA  19128
                                                                               (215) 487-4000

Charter Financial Offices, Inc.    Georgia                 58-1527680          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161




                                                    -v-


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

Charter Forest Behavioral          Louisiana               58-1508454          9320 Linwood Avenue
 Health System, Inc.                                                           Shreveport, LA  71106
                                                                               (318) 688-3930

Charter Grapevine Behavioral       Texas                   58-1818492          2300 William D. Tate Ave.
 Health System, Inc.                                                           Grapevine, TX  76051
                                                                               (817) 481-1900

Charter Greensboro Behavioral      North Carolina          58-1335184          700 Walter Reed Drive
 Health System, Inc.                                                           Greensboro, NC  27403
                                                                               (919) 852-4821

Charter Health Management          Texas                   58-2025056          577 Mulberry Street
 of Texas, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of                Ohio                    58-1598899          577 Mulberry Street
 Columbus, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Denver,        Colorado                58-1662413          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Ft. Collins,   Colorado                58-1768534          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Laredo, Inc.   Texas                   58-1491620          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Miami,         Florida                 61-1061599          11100 N.W. 27th Street
 Inc.                                                                          Miami, FL  33172
                                                                               (305) 591-3230

Charter Hospital of Mobile,        Alabama                 58-1318870          251 Cox Street
 Inc.                                                                          Mobile, AL  36604
                                                                               (205) 432-4111

Charter Hospital of Northern       New Jersey              58-1852138          577 Mulberry Street
 New Jersey, Inc.                                                              Macon, GA  31298
                                                                               (912) 742-1161





                                                   -vi-


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

Charter Hospital of Santa          New Mexico              58-1584861          577 Mulberry Street
 Teresa, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of St. Louis,     Missouri                58-1583760          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Torrance,      California              58-1402481          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Indianapolis Behavioral    Indiana                 58-1674291          5602 Caito Drive
 Health System, Inc.                                                           Indianapolis, IN  46226
                                                                               (317) 545-2111

Charter Lafayette Behavioral       Indiana                 58-1603158          3700 Rome Drive
 Health System, Inc.                                                           Lafayette, IN  47905
                                                                               (317) 448-6999

Charter Lakeside Behavioral        Tennessee               62-0892645          2911 Brunswick Road
 Health System, Inc.                                                           Memphis, TN  38134
                                                                               (901) 377-4700

Charter Laurel Heights             Georgia                 58-1558212          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Laurel Oaks Behavioral     Florida                 58-1483014          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Little Rock Behavioral     Arkansas                58-1747019          1601 Murphy Drive
 Health System, Inc.                                                           Maumelle, AR  72118
                                                                               (501) 851-8700

Charter Louisville Behavioral      Kentucky                58-1517503          1405 Browns Lane
 Health System, Inc.                                                           Louisville, KY  40207
                                                                               (502) 896-0495

Charter MOB of                     Virginia                58-1761158          1023 Millmont Avenue
 Charlottesville, Inc.                                                         Charlottesville, VA  22901
                                                                               (804) 977-1120






                                                   -vii-


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

Charter Medfield Behavioral        Florida                 58-1705131          1950 Benoist Farms Road
 Health System, Inc.                                                           West Palm Beach, FL  33411
                                                                               (407) 687-1511

Charter Medical - California,      Georgia                 58-1357345          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Clayton          Georgia                 58-1579404          577 Mulberry Street
 County, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Cleveland,       Texas                   58-1448733          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Dallas,          Texas                   58-1379846          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Long             California              58-1366604          6060 Paramount Boulevard
 Beach, Inc.                                                                   Long Beach, CA  90805
                                                                               (310) 220-1000

Charter Medical - New York,        New York                58-1761153          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Executive          Georgia                 58-1538092          577 Mulberry Street
 Corporation                                                                   Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Information        Georgia                 58-1530236          577 Mulberry Street
 Services, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical International,     Nevada                  58-1605110          577 Mulberry Street
 S.A., Inc.                                                                    Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Management         Georgia                 58-1195352          577 Mulberry Street
 Company                                                                       Macon, GA  31298
                                                                               (912) 742-1161






                                                  -viii-


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

Charter Medical of East            Arizona                 58-1643158          2190 N. Grace Boulevard
 Valley, Inc.                                                                  Chandler, AZ  85224
                                                                               (602) 899-8989

Charter Medical of North           Arizona                 58-1643154          6015 W. Peoria Avenue
 Phoenix, Inc.                                                                 Glendale, AZ  85311
                                                                               (602) 878-7878

Charter Medical of Orange          Florida                 58-1615673          577 Mulberry Street
 County, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Mid-South Behavioral       Tennessee               58-1860496          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Milwaukee Behavioral       Wisconsin               58-1790135          11101 West Lincoln Avenue
 Health System, Inc.                                                           West Allis, WI  53227
                                                                               (414) 327-3000

Charter Mission Viejo Behavioral   California              58-1761156          23228 Madero
 Health System, Inc.                                                           Mission Viejo, CA  92691
                                                                               (714) 830-4800

Charter North Behavioral           Alaska                  58-1474550          2530 DeBarr Road
 Health System, Inc.                                                           Anchorage, AK  99508-2996
                                                                               (907) 258-7575

Charter Northridge Behavioral      North Carolina          58-1463919          400 Newton Road
 Health System, Inc.                                                           Raleigh, NC  27615
                                                                               (919) 847-0008

Charter Northside Hospital,        Georgia                 58-1440656          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Oak Behavioral             California              58-1334120          1161 East Covina Boulevard
 Health System, Inc.                                                           Covina, CA  91724
                                                                               (818) 966-1632

Charter Palms Behavioral           Texas                   58-1416537          1421 E. Jackson Avenue
 Health System, Inc.                                                           McAllen, TX  78502
                                                                               (512) 631-5421






                                                   -ix-


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

Charter Peachford Behavioral       Georgia                 58-1086165          2151 Peachford Road
 Health System, Inc.                                                           Atlanta, GA  30338
                                                                               (404) 455-3200

Charter Pines Behavioral           North Carolina          58-1462214          3621 Randolph Road
 Health System, Inc.                                                           Charlotte, NC  28211
                                                                               (704) 365-5368

Charter Plains Behavioral          Texas                   58-1462211          801 N. Quaker Avenue
 Health System, Inc.                                                           Lubbock, TX  79408
                                                                               (806) 744-5505

Charter Psychiatric Hospitals,     Delaware                58-1852072          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Real Behavioral            Texas                   58-1485897          8550 Huebner Road
 Health System, Inc.                                                           San Antonio, TX  78240
                                                                               (512) 699-8585

Charter Regional Medical           Texas                   74-1299623          577 Mulberry Street
 Center, Inc.                                                                  Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Richmond Behavioral        Virginia                58-1761160          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Ridge Behavioral           Kentucky                58-1393063          3050 Rio Dosa Drive
 Health System, Inc.                                                           Lexington, KY  40509
                                                                               (606) 269-2325

Charter Rivers Behavioral          South Carolina          58-1408623          2900 Sunset Boulevard
 Health System, Inc.                                                           West Columbia, SC  29171
                                                                               (803) 796-9911

Charter San Diego Behavioral       California              58-1669160          11878 Avenue of Industry
 Health System, Inc.                                                           San Diego, CA  92128
                                                                               (619) 487-3200

Charter Sioux Falls Behavioral     South Dakota            58-1674278          2812 South Louise Avenue
 Health System, Inc.                                                           Sioux Falls, SD  57106
                                                                               (605) 361-8111






                                                    -x-


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

Charter South Bend Behavioral      Indiana                 58-1674287          6704 North Gumwood Drive
 Health System, Inc.                                                           Granger, IN  46530
                                                                               (219) 272-9799

Charter Springs Behavioral         Florida                 58-1517461          3130 S.W. 27th Avenue
 Health System, Inc.                                                           Ocala, FL  32678
                                                                               (904) 237-7293

Charter Suburban Hospital          Texas                   75-1161721          577 Mulberry Street
 of Mesquite, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Charter Terre Haute Behavioral     Indiana                 58-1674293          1400 Crossing Boulevard
 Health System, Inc.                                                           Terre Haute, IN  47802
                                                                               (812) 299-4196

Charter Thousand Oaks Behavioral   California              58-1731069          150 Via Merida
 Health System, Inc.                                                           Thousand Oaks, CA  91361
                                                                               (805) 495-3292

Charter Treatment Center of        Michigan                58-2025057          577 Mulberry Street
 Michigan, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Westbrook Behavioral       Virginia                54-0858777          1500 Westbrook Avenue
 Health System, Inc.                                                           Richmond, VA  23227
                                                                               (804) 266-9671

Charter Wichita Behavioral         Kansas                  58-1634296          8901 East Orme
 Health System, Inc.                                                           Wichita, KS  67207
                                                                               (316) 686-5000

Charter Woods Behavioral           Alabama                 58-1330526          700 Cottonwood Road
 Health System, Inc.                                                           Dothan, AL  36302
                                                                               (205) 794-4357

Charter of Alabama, Inc.           Alabama                 63-0649546          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Charter-Provo School, Inc.         Utah                    58-1647690          4501 North University Ave.
                                                                               Provo, UT  84603
                                                                               (801) 227-2000






                                                   -xi-


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

Charterton/LaGrange, Inc.          Kentucky                61-0882911          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Desert Springs Hospital, Inc.      Nevada                  88-0117696          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Employee Assistance Services,      Georgia                 58-1501282          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Florida Health Facilities,         Florida                 58-1860493          21808 State Road 54
 Inc.                                                                          Lutz, Fl  33549
                                                                               (813) 948-2441

Group Practice Affiliates, Inc.    Georgia                 58-2101378          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Gwinnett Immediate Care            Georgia                 58-1456097          577 Mulberry Street
 Center, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

HCS, Inc.                          Georgia                 58-1527679          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Holcomb Bridge Immediate           Georgia                 58-1374463          577 Mulberry Street
 Care Center, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Hospital Investors, Inc.           Georgia                 58-1182191          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Mandarin Meadows, Inc.             Florida                 58-1761155          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Metropolitan Hospital, Inc.        Georgia                 58-1124268          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161






                                                   -xii-


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

Middle Georgia Hospital, Inc.      Georgia                 58-1121715          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Pacific-Charter Medical, Inc.      California              58-1336537          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Rivoli, Inc.                       Georgia                 58-1686160          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Shallowford Community Hospital,    Georgia                 58-1175951          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Sistemas De Terapia                Georgia                 58-1181077          577 Mulberry Street
 Respiratoria, S.A., Inc.                                                      Macon, GA  31298
                                                                               (912) 742-1161

Strategic Advantage, Inc.          Georgia                 41-1558541          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Stuart Circle Hospital             Virginia                54-0855184          577 Mulberry Street
 Corporation                                                                   Macon, GA  31298
                                                                               (912) 742-1161

Western Behavioral                 California              58-1662416          577 Mulberry Street
 Systems, Inc.                                                                 Macon, GA  31298
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










                                    -xiii-

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                       Page No.

PART I - Financial Information:

     Condensed Consolidated Balance Sheets -
      September 30, 1993 and March 31, 1994.........................       4

     Condensed Consolidated Statements of Operations -
      For the Six Months and Quarters ended March 31, 1993
      and 1994......................................................       6

     Condensed Consolidated Statement of Changes in
      Stockholders' Equity - For the Six Months and Quarter
      ended March 31, 1994..........................................       7

     Condensed Consolidated Statements of Cash Flows -
      For the Six Months ended March 31, 1993 and 1994..............       8

     Notes to Condensed Consolidated Financial Statements...........       9

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................      14


PART II - Other Information:

     Item 6. - Exhibits and Reports on Form 8-K.....................      19


Signatures..........................................................      20



                          CHARTER MEDICAL CORPORATION

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        PART I - FINANCIAL INFORMATION

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)




                                                      September 30    March 31
                  ASSETS                                  1993          1994


Current Assets
  Cash and cash equivalents.......................     $   86,002    $   40,535
  Cash collateral account.........................          5,426         8,207
  Accounts receivable, net........................        119,638       129,117
  Supplies........................................          5,051         4,933
  Other current assets............................         15,798        13,748
     Total Current Assets.........................        231,915       196,540


Property and Equipment
  Land............................................         95,886        93,850
  Buildings and improvements......................        310,649       307,768
  Equipment.......................................         67,421        69,017
                                                          473,956       470,635
  Accumulated depreciation........................        (30,098)      (43,109)
                                                          443,858       427,526
  Construction in progress........................            928         2,194
                                                          444,786       429,720


Other Long-Term Assets............................        104,284       100,195

Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net............         57,201        41,601













                                                       __________    __________
                                                       $  838,186    $  768,056

                   CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                 (In thousands, except shares and per share data)




                                                      September 30      March 31
LIABILITIES AND STOCKHOLDERS' EQUITY                      1993            1994


Current Liabilities
  Accounts payable..................................   $   52,264      $   39,021
  Accrued expenses and other current liabilities....      149,377         135,041
  Current maturities of long-term debt and
   capital lease obligations........................       70,957          41,010
       Total Current Liabilities....................      272,598         215,072

Long-Term Debt and Capital Lease Obligations........      350,205         321,192

Deferred Income Taxes...............................       38,789          36,439

Reserve for Unpaid Claims...........................       99,675          98,268

Deferred Credits and Other Long-Term Liabilities....       19,621          14,976

Stockholders' Equity
  Common Stock, par value $0.25 per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 25,001,042 shares at
     September 30, 1993 and 26,750,950 shares
     at March 31, 1994..............................        6,250           6,688
  Other Stockholders' Equity
    Additional paid-in capital......................      237,581         240,162
    Accumulated deficit.............................      (59,423)        (62,166)
    Unearned compensation under ESOP................     (122,724)        (98,125)
    Warrants outstanding............................          274             182
    Cumulative foreign currency adjustments.........       (4,660)         (4,632)
      Stockholders' Equity..........................       57,298          82,109

Commitments and Contingencies







                                                       __________      __________
                                                       $  838,186      $  768,056

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)
                       (In thousands, except per share data)


                                   For the Quarter ended   For the Six Months ended
                                         March 31                 March 31
                                      1993       1994         1993          1994

Net revenue......................    $233,160   $212,610     $459,550     $421,427

Costs and expenses
  Operating expenses.............     163,613    153,147      323,367      305,589
  Bad debt expense...............      16,493     16,159       34,870       32,288
  Depreciation and amortization..       6,635      6,904       13,802       13,579
  Amortization of reorgani-
   zation value in excess of
   amounts allocable to identi-
   fiable assets.................      10,750      7,800       21,500       15,600
  Interest, net..................      18,323      8,418       37,307       16,785
  ESOP expense...................       8,965     12,300       17,970       24,599
  Stock option expense...........      29,016        656       31,277        6,851
                                      253,795    205,384      480,093      415,291

Income (Loss) from continuing
 operations before income
 taxes...........................     (20,635)     7,226      (20,543)       6,136
Provision for (Benefit from)
 income taxes....................      (3,756)     6,103          364        8,879
Income (Loss) from continuing
 operations......................     (16,879)     1,123      (20,907)      (2,743)
Loss from discontinued
 operations (net of income tax
 provision of $3,178 and $6,123
 for the quarter and six
 months, respectively)...........      (2,812)      --         (6,008)        --
Net income (loss)................    $(19,691)  $  1,123     $(26,915)    $ (2,743)

Average number of common shares
 outstanding.....................      24,857     26,743       24,842       25,936

Earnings per common share:
  Income (Loss) from continuing
   operations....................       $(.68)     $ .04       $ (.84)       $(.11)
  Loss from discontinued
   operations....................        (.11)       --          (.24)         --
  Net income (loss)..............       $(.79)     $ .04       $(1.08)       $(.11)





The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         (Unaudited)
                                                       (In thousands)

                                                                              Other Stockholders' Equity
                                                                                                               Cumulative
                                                           Additional                Unearned                   Foreign
                                         Common Stock        Paid-in  Accumulated  Compensation   Warrants      Currency
                                      Shares      Amount     Capital    Deficit     Under ESOP   Outstanding   Adjustments

Balance at September 30, 1993.....    25,001      $6,250   $237,581    $(59,423)    $(122,724)      $  274      $(4,660)
Additions (Deductions):
  Net loss........................      --          --         --        (3,866)         --           --           --
  ESOP expense....................      --          --         --          --          12,299         --           --
  Stock option expense accrual....      --          --        6,195        --            --           --           --
  Exercise of stock options.......     1,682         421    (14,096)       --            --           --           --
  Exercise of warrants............        37           9        277        --            --            (91)        --
  Tax benefit related to exercise
   of stock options...............      --          --        9,424        --            --           --           --
  Foreign currency translation
   loss...........................      --          --         --          --            --           --           (642)
Balance at December 31, 1993......    26,720      $6,680   $239,381    $(63,289)    $(110,425)      $  183      $(5,302)
Additions (Deductions):
  Net income......................      --          --         --         1,123          --           --           --
  ESOP expense....................      --          --         --          --          12,300         --           --
  Stock option expense accrual....      --          --          656        --            --           --           --
  Exercise of stock options.......        30           8        120        --            --           --           --
  Exercise of warrants............         1        --            5        --            --             (1)        --
  Foreign currency translation
   gain...........................      --          --         --          --            --           --            670
Balance at March 31, 1994.........    26,751      $6,688   $240,162    $(62,166)    $ (98,125)      $  182      $(4,632)


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                   (In thousands)


                                                        For the Six Months ended
                                                                March 31
                                                          1993             1994

Cash Flows From Operating Activities
  Net loss..........................................    $(26,915)        $ (2,743)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Loss from discontinued operations.............       6,008             --
      Depreciation and amortization.................      35,302           29,179
      ESOP expense..................................      17,970           24,599
      Stock option expense..........................      31,277            6,851
      Non-cash interest expense.....................       2,950            1,375
      Cash flows from changes in assets and
       liabilities, net of effects from sales and
       acquisitions of businesses:
         Accounts receivable, net...................     (12,433)          (9,475)
         Other assets...............................        (201)           4,443
         Accounts payable and other accrued
          liabilities...............................     (23,492)         (21,829)
         Reserve for unpaid claims..................       1,659             (847)
         Income taxes payable.......................      (2,845)          (9,057)
         Other liabilities..........................       8,436           (5,464)
      Other.........................................        (469)           1,515
       Total adjustments............................      64,162           21,290
           Net cash provided by operating
            activities.............................       37,247           18,547

Cash Flows From Investing Activities
  Capital expenditures..............................      (4,702)          (6,964)
  Acquisitions of businesses........................        --             (1,733)
  Decrease in assets restricted for settlement of
   unpaid claims....................................         587            4,058
  Proceeds from sale of assets......................      11,882            7,857
  Cash flows from discontinued operations...........      19,698             --
           Net cash provided by investing
            activities..............................      27,465            3,218

Cash Flows From Financing Activities
  Proceeds from issuance of debt....................      17,200             --
  Payments on debt and capital lease obligations....    (117,001)         (60,527)
  Proceeds from exercise of stock options and
   warrants.........................................         141              866
  Tax benefit related to the exercise of stock
   options..........................................        --              9,424
  Income tax payments made on behalf of stock
   optionee.........................................        --            (14,214)
  Increase in cash collateral account...............        (372)          (2,781)
           Net cash used in financing activities....    (100,032)         (67,232)

Net decrease in cash and cash equivalents...........     (35,320)         (45,467)
Cash and cash equivalents at beginning of period....     140,803           86,002
Cash and cash equivalents at end of period..........    $105,483         $ 40,535








The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1994
                                  (Unaudited)


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

NOTE C - Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the six months ended March 31, 1993 and 1994:

                                                    For the Six Months ended
                                                            March 31
                                                      1993             1994
                                                          (In thousands)

Income taxes paid, net of refunds received.......    $ 9,525          $ 8,532
Interest paid, net of amounts capitalized........     36,184           16,331
Payments to ESOP.................................     52,669           30,000


NOTE D - Long-Term Debt and Leases

     Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1993 and March 31, 1994 follows (in thousands):

                                                   September 30      March 31
                                                       1993            1994

Financing under the Credit Agreement:
  Tranche A Facility (6.75% at
   March 31, 1994)...............................     $ 93,871        $ 65,932
  Tranche B Facility (5.7375% to 8.375% at
   March 31, 1994)...............................       67,619          37,619
Debentures due 2003 (net of discount of
 $43,997 at September 30, 1993 and $42,622
 at March 31, 1994)..............................      156,003         157,378
8% to 16% Mortgage and other
 collateralized notes payable through
 1998............................................       21,502          19,916
Variable rate secured notes due through
 2013 (2.15% to 2.5% at March 31, 1994)..........       64,175          63,825
7.5% Swiss Bonds due currently...................        6,443           6,443
2.2% to 11.5% Capital lease obligations
 due through 2014................................       11,965          11,780
                                                       421,578         362,893
  Less amounts due within one year...............       70,957          41,010
  Less debt service funds........................          416             691
                                                      $350,205        $321,192


     The Company made a mandatory payment under the Credit Agreement of approximately $3.1 million in January 1994 which represented actual excess cash over estimated excess cash at September 30, 1993. Additionally, in January 1994 the Company made a voluntary prepayment under the Credit Agreement of $30 million.

     On March 1, 1994 the Company made a mandatory prepayment under the Credit Agreement of approximately $1.9 million which represented 75% of net proceeds from asset sales and on March 31, 1994 made a scheduled payment of $2.5 million.

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

NOTE F - Acquisition

     On March 30, 1994 the Company announced that it had entered into an asset purchase agreement with NME providing for the purchase of substantially all of the assets of 36 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice (including related outpatient facilities and other associated assets, the "Target Hospitals"). The purchase price for the Target Hospitals will be approximately $151.9 million in cash plus an additional cash amount, estimated to be approximately $50 million, subject to adjustment, for the net working capital of the Target Hospitals at the closing of the acquisition. The Target Hospitals have an aggregate capacity of 3,496 licensed beds and are located in 20 states. During their fiscal year ended May 31, 1993 and the six month period ended November 30, 1993, the Target Hospitals had, respectively, approximately 40,000 and 19,000 patient admissions, net revenue of approximately $407.5 million and $177.5 million and Target Hospital EBITDA (defined as net revenue less operating expenses and bad debt expenses) of approximately $55.1 million and $23.9 million.

     Subject to obtaining licensure and other regulatory approvals, the Company anticipates that it will purchase the Target Hospitals in multiple closings.

NOTE G - Subsequent Events

     On May 2, 1994 the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregate committed amount of $300 million (the "Revolving Credit Agreement"). Proceeds from the Revolving Credit Agreement were or will be used (i) to refinance certain mortgage indebtedness of certain subsidiaries of the Company in the principal amount of approximately $14.7 million and the loans to certain subsidiaries of the Company outstanding under the Credit Agreement in the principal amount of approximately $46.8 million, (ii) for continued credit enhancement of certain currently outstanding variable rate demand notes issued by or for the benefit of certain subsidiaries of the Company and (iii) for working capital and other general corporate purposes, including to finance, in part, the acquisition of certain psychiatric facilities from National Medical Enterprises, Inc. ("NME") and to finance other permitted acquisitions and investments. As of May 2, 1994, approximately $134.6 million in loans and letters of credit were outstanding under the Revolving Credit Agreement.

     The Revolving Credit Agreement will be reduced by the amounts and on the dates indicated below:

                         Amount                 Date

                     $ 25,000,000           March 31, 1996
                       50,000,000           March 31, 1997
                       50,000,000           March 31, 1998
                      175,000,000           March 31, 1999

     In addition to the scheduled reductions above the Revolving Credit Agreement shall be reduced (i) by an amount equal to 70% (or if a default or an event of default exists, 100%) of the net proceeds of certain asset sales,
(ii) by an amount equal to 25% (or if a default or an event of default exists, 100%) of the net proceeds of certain issuances or sales of the Company's capital stock or other equity interests, except that no such reduction shall be required if the Company meets specified financial ratios and no default or event of default has occurred and is continuing, and (iii) by an amount equal to the principal amount of permitted subordinated indebtedness subject to a required repurchase or repurchase offer by the Company as a result of any asset sale. All such reductions described in the foregoing clauses (i) through (iii) shall be applied first on a pro rata basis to all scheduled reductions of the Revolving Credit Agreement other than the last scheduled reduction of the Revolving Credit Agreement, and thereafter to the last scheduled reduction.

     The loans outstanding under the Revolving Credit Agreement will bear interest (subject to certain potential adjustments) at a rate per annum equal to (a) the sum of the Base Lending Rate plus 3/4%, or (b) at the option of the Company, the sum of the maximum reserve-adjusted one, two, three or six-month LIBOR plus 1 3/4%. The Base Lending Rate is the higher of (x) the rate announced from time to time as Bankers Trust Company's prime lending rate, (y) the Federal Reserve's reported weekly average dealer offering rate for three-month certificates of deposit, adjusted for maximum reserves, plus 1/2 of 1%, and (z) the Federal Funds Rate plus 1/2 of 1%.

     Also on May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. Interest on the Notes is payable semi-annually on each April 15 and October 15, commencing on October 15, 1994. Proceeds of $181.8 million from the sale of the Notes were used to defease, and subsequently on June 9, 1994, to redeem the Company's outstanding 7.5% Senior Subordinated Debentures due 2003. Certain remaining proceeds will be used, along with proceeds from the Revolving Credit Agreement, to finance the acquisition of NME facilities discussed above. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Notes.

     The Notes are not redeemable at the option of the Company prior to April 15, 1999. Thereafter, the Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning April 15 of the years indicated below:

                                              Redemption
                Year                            Prices

                1999.....................     105.625%
                2000.....................     103.750%
                2001.....................     101.875%
                2002 and thereafter......     100.000%

     The indenture for the Notes contains certain covenants which, among other things, restrict the Company's ability and the ability of certain of the Company's subsidiaries to pay dividends, make unscheduled payments on indebtedness that is subordinated in right of payment to the Notes or make certain investments. The covenants also place limitations on the Company's ability to incur additional indebtedness or liens and places restrictions on the use of proceeds from asset sales.

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                March 31, 1994


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Acquisitions

     On March 30, 1994, the Company announced that it had signed a definitive agreement with National Medical Enterprises, Inc. to purchase 46 psychiatric hospitals and one psychiatric outpatient facility for approximately $151.9 million plus approximately $50 million, subject to adjustment, for the net working capital of the facilities.

     On May 2, 1994, the Company announced that it had signed a letter of intent to acquire Schizophrenia Treatment and Rehabilitation, Inc. ("STAR"), which is a leading developer of partial hospitalization programs specializing in schizophrenic disorders in adults. The Company intends to support the expansion of STAR's treatment model to other urban centers and to expand the program model for adolescent treatment.

Results of Operations

     Discontinued Operations

     The results of operations of the general hospitals sold on September 30, 1993 have been reported as discontinued operations in the Company's financial statements. Included in these amounts are net interest expenses related to debt specifically identifiable as debt of the general hospitals. For the quarter and six months ended March 31, 1993, the core general hospitals had net revenue of approximately $87.9 million and $176.3 million, respectively, and net losses of approximately $3.0 million and $6.4 million, respectively.

     Hospital Operations

     As of October 1, 1993, the Company removed from the Noncore Hospital group a psychiatric hospital previously held for sale. Also, during the final two quarters of fiscal 1993, the Company sold or closed three hospitals which were considered core hospitals during the first half of fiscal 1993.

     Selected statistics for the 75 psychiatric hospitals in operation at March 31, 1994 ("same store comparison"), by quarter for fiscal 1993 and fiscal 1994 follow:


                                               Fiscal        Fiscal        %
                                                1993          1994       Change

Licensed beds at:
  December 31.............................       6,999         6,985       --
  March 31................................       7,049         6,970       (1)%
  June 30.................................       7,037
  September 30............................       6,977


                                               Fiscal        Fiscal        %
                                                1993          1994       Change

Net revenue (in thousands):
  Quarter:
    First.................................   $ 212,683      $198,129       (7)%
    Second................................     217,954       198,947       (9)
    Third.................................     218,568
    Fourth................................     194,637
  Year....................................   $ 843,842

Patient days:
  Quarter:
    First.................................     339,194       320,664       (5)
    Second................................     353,709       329,267       (7)
    Third.................................     342,424
    Fourth................................     323,530
  Year....................................   1,358,857

Equivalent patient days:
  Quarter:
    First.................................     362,822       349,947       (4)
    Second................................     379,228       362,538       (4)
    Third.................................     371,887
    Fourth................................     351,431
  Year....................................   1,465,368

Net revenue per equivalent patient day:
  Quarter:
    First.................................        $586          $566       (3)
    Second................................         575           549       (5)
    Third.................................         588
    Fourth................................         554
  Year....................................         576

Admissions:
  Quarter:
    First.................................      19,624        21,875      11%
    Second................................      22,380        25,037       12
    Third.................................      21,702
    Fourth................................      22,361
  Year....................................      86,067

Average length of stay:
  Quarter:
    First.................................       16.9           14.5      (14)
    Second................................       15.7           13.4      (15)
    Third.................................       16.0
    Fourth................................       14.4
  Year....................................       15.7

     The Company's patient days decreased 7% and 6% for the quarter and six months ended March 31, 1994, respectively, as compared to the same periods of fiscal 1993. The decreases in patient days occurred despite increases of 12% in admissions for the same periods. These decreases in patient days were due primarily to 15% decreases in each period in the average length of stay per patient caused primarily by increasingly stringent utilization criteria imposed by third party payors regarding inpatient treatment. The declines in net revenue per equivalent patient day were due primarily to a shift in payor mix toward more Medicare, Medicaid and other cost-based business.

     Net revenue for the quarter and six months ended March 31, 1994 decreased 9% and 8%, respectively. These decreases resulted from the declines in patient days and net revenue per equivalent patient day discussed above and the closing of four hospitals during fiscal 1993.

     The Company experienced a 6% and 5% decrease in operating costs other than bad debt expenses for the quarter and six months ended March 31, 1994, respectively, as compared to the same periods of fiscal 1993. These decreases were due primarily to reductions in salaries and benefits and other purchased services.

     Bad debt expenses for the quarter ended March 31, 1994 decreased 2% from the same period of the previous fiscal year. Bad debt expenses as a percentage of net revenue increased to 7.6% in the second quarter of fiscal 1994 from 7.1% in the second quarter of fiscal 1993. Bad debt expenses for the six months ended March 31, 1994 decreased 7% from the same period of the previous fiscal year. Bad debt expenses as a percentage of net revenue increased to 7.7% in the first six months of fiscal 1994 from 7.6% in the first six months of fiscal 1993.

     Reorganization value in excess of amounts allocable to identifiable assets (the "Excess Reorganization Value") is being amortized over the three year period ending June 1995. During fiscal 1993, Excess Reorganization Value was reduced by approximately $21 million to reflect the recognition of tax benefits related to pre-Reorganization tax loss carryforwards, and accordingly amortization expense for the Excess Reorganization Value decreased 27% for the quarter and six months ended March 31, 1994 from the same periods in fiscal 1993.

     Net interest expense for the quarter and six months ended March 31, 1994 decreased 54% and 55%, respectively, from the same periods of the previous fiscal year, due to the debt reductions resulting from the sale of the general hospitals, mandatory and voluntary prepayments and scheduled payments in fiscal 1993 and the first half of fiscal 1994.

     ESOP expense for the second quarter and first six months of fiscal 1994 increased 37% over the same periods of fiscal 1993 due primarily to changes in eligibility requirements, which increased the number of employees who participate in the ESOP.

     Stock option expense for the second quarter and first half of fiscal 1994 decreased from the same periods of the previous year due to a one-time charge during the second quarter of fiscal 1993 of $21.3 million related to the vesting of options by a former employee and director. Under terms of the 1992 Stock Option Plan, upon the satisfaction of certain financial targets and the termination of his employment, all of the employee's options vested immediately and the option prices were reduced to $.25 per share. During December 1993, the former employee and director exercised approximately 2.2 million options to purchase shares of the Company's common stock and surrendered approximately 570,000 of such optioned shares as consideration for the payment of required withholding taxes. As a result, the Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded in additional paid-in capital of approximately $9.4 million related to additional stock option expense deductible for income tax purposes.

Liquidity and Sources of Capital

     During the quarter ended March 31, 1994 the Company made scheduled payments and prepayments under the Credit Agreement of approximately $37.5 million.

     On May 2, 1994 the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregate committed amount of up to $300 million (the "Revolving Credit Agreement"). Proceeds from the Revolving Credit Agreement were or will be used to refinance certain mortgage indebtedness of certain subsidiaries of the Company in the principal amount of approximately $14.7 million and the loans to certain subsidiaries of the Company outstanding under the Credit Agreement in the principal amount of approximately $46.8 million and, among other things, other general corporate purposes, including to finance, in part, the acquisition of certain psychiatric facilities from NME. As of May 2, 1994, approximately $134.6 million in loans and letters of credit were outstanding under the Revolving Credit Agreement.

     The Revolving Credit Agreement provides for scheduled reductions and certain mandatory prepayments through March 31, 1999. The loans will bear interest at various rates based on prime or LIBOR rates.

     Also on May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. Interest on the Notes is payable semi-annually on each April 15 and October 15, commencing on October 15, 1994. Proceeds of $181.8 million from the sale of the Notes were used to defease, and subsequently on June 9, 1994 to redeem the Company's outstanding 7.5% Senior Subordinated Debentures due 2003. Certain remaining proceeds will be used, along with proceeds from the Revolving Credit Agreement, to finance the acquisition of NME facilities discussed above. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Notes.

     The Notes are not redeemable prior to April 15, 1999. The Notes will be subject to redemption at a premium of 5.625% beginning April 15, 1999 and declining to 0.0% as of April 15, 2002.

     The Company expects to obtain increased operational and financial flexibility by entering into the Revolving Credit Agreement and issuing the Notes because the covenants contained in the Revolving Credit Agreement and the indenture for the Notes will be less restrictive than those formerly in effect. However, the Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company and certain subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Revolving Credit Agreement also limits the Company's ability to incur capital expenditures and requires the Company to maintain certain specified financial ratios.

     During the first six months of fiscal 1994, the Company incurred approximately $7 million in capital expenditures primarily for routine capital replacement. The Company also incurred expenditures of approximately $1.7 million for the acquisition of a business related to the implementation of the Company's new growth and expansion strategy. The capital outlays were financed from cash provided by operations. The Company anticipates that capital expenditures for fiscal 1994 relating to existing hospitals will be approximately $15 million and will be financed from cash provided by operations.

     The number of days net patient revenue in net patient accounts receivable was 62 days at March 31, 1994 and 61 days at September 30, 1993.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits

         4(a) Indenture Supplement Number 1, dated as of February 18, 1994, among the Company, the Guarantors, Strategic Advantage, Inc. and Society National Bank, as trustee, under the Indenture, dated as of July 21, 1992, relating to the Company's 7.5% Senior Subordinated Debentures due 2003.

         4(b) Indenture Supplement Number 2, dated as of April 27, 1994, among the Company, the Guarantors, Group Practice Affiliates, Inc. and Society National Bank, as trustee, under the Indenture, dated as of July 21, 1992, relating to the Company's 7.5% Senior Subordinated Debentures due 2003.

         10(a) Asset Sale Agreement, dated as of March 29, 1994 among the Company, as buyer, and National Medical Enterprises, Inc., as seller. The exhibits and schedules are listed in the table of contents but are not filed with the agreement. The Company agrees to furnish to the Commission upon request a copy of any omitted exhibit or schedule.

     (b) Report on Form 8-K

         There were no Current Reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1994.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHARTER MEDICAL CORPORATION
                                                  (Registrant)





Date:  May 16, 1994                          /s/ Lawrence W. Drinkard
                                             Lawrence W. Drinkard
                                             Executive Vice President - Finance
                                             (Chief Financial Officer)



Date:  May 16, 1994                          /s/ John R. Day
                                             John R. Day
                                             Vice President and Controller
                                             (Principal Accounting Officer)