Form 10-Q
period 1994-06-30
CHARTER MEDICAL CORP
filed 1994-08-15
CIK 19411

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

     For the quarterly period ended June 30, 1994

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

The number of shares of the Registrant's Common Stock outstanding as of
July 29, 1994, was 26,891,431.
_______________________________________________________________________________


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

Ambulatory Resources, Inc.         Georgia                 58-1456102          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Atlanta MOB, Inc.                  Georgia                 58-1558215          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Beltway Community Hospital,        Texas                   58-1324281          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

C.A.C.O. Services, Inc.            Ohio                    58-1751511          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CCM, Inc.                          Nevada                  58-1662418          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

CMCI, Inc.                         Nevada                  88-0224620          1061 East Flamingo Road
                                                                               Suite One
                                                                               Las Vegas, NV  89119
                                                                               (702) 737-0282

CMFC, Inc.                         Nevada                  88-0215629          1061 East Flamingo Road
                                                                               Suite One
                                                                               Las Vegas, NV  89119
                                                                               (702) 737-0282

CMSF, Inc.                         Florida                 58-1324269          3550 Colonial Boulevard
                                                                               Fort Myers, FL  33912
                                                                               (813) 939-0403

CPS Associates, Inc.               Virginia                58-1761039          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Alvarado Behavioral        California              58-1394959          7050 Parkway Drive
 Health System, Inc.                                                           La Mesa, CA  91942-2352
                                                                               (619) 465-4411

Charter Appalachian Hall           North Carolina          58-2097827          60 Caledonia Road
 Behavioral Health System, Inc.                                                Asheville, NC  28803
                                                                               (704) 253-3681



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

Charter Augusta Behavioral         Georgia                 58-1615676          3100 Perimeter Parkway
 Health System, Inc.                                                           Augusta, GA 30909
                                                                               (404) 868-6625

Charter Arbor Indy                 Indiana                 35-1916340          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Bay Harbor Behavioral      Florida                 58-1640244          577 Mulberry Street
 Health System, Inc.                                                           Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Beacon Behavioral          Indiana                 58-1524996          1720 Beacon Street
 Health System, Inc.                                                           Fort Wayne, IN  46805
                                                                               (219) 423-3651

Charter Behavioral Health System   New Jersey              58-2097832          19 Prospect Street
 at Fair Oaks, Inc.                                                            Summit, NJ  07901
                                                                               (908) 277-9102

Charter Behavioral Health System   Maryland                52-1866212          522 Thomas Run Road
 at Hidden Brook, Inc.                                                         Bel Air, MD  21014
                                                                               (410) 879-1919

Charter Behavioral Health System   California              33-0606642          577 Mulberry Street
 at Los Altos, Inc.                                                            Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Maryland                52-1866221          14901 Broschart Road
 at Potomac Ridge, Inc.                                                        Rockville, MD  20850
                                                                               (301) 251-4500

Charter Behavioral Health System   Maryland                52-1866214          3680 Warwick Road, Route 1
 at Warwick Manor, Inc.                                                        East New Market, MD  21631
                                                                               (410) 943-8108

Charter Behavioral Health System   Georgia                 58-1513304          240 Mitchell Bridge Road
 of Athens, Inc.                                                               Athens, GA  30606
                                                                               (404) 546-7277

Charter Behavioral Health System   Texas                   58-1440665          8402 Cross Park Drive
 of Austin, Inc.                                                               Austin, TX  78754
                                                                               (512) 837-1800

Charter Behavioral Health System   Texas                   76-0430571          709 Medical Center Boulevard
 of Baywood, Inc.                                                              Webster, TX  77598
                                                                               (713) 332-9550

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

Charter Behavioral Health System   Florida                 58-1527678          1324 37th Avenue, E.
 of Bradenton, Inc.                                                            Bradenton, FL  34208
                                                                               (813) 746-1388

Charter Behavioral Health System   California              95-4470774          577 Mulberry Street
 of Canoga Park, Inc.                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Georgia                 58-1408670          3500 Riverside Drive
 of Central Georgia, Inc.                                                      Macon, GA  31210
                                                                               (912) 474-6200

Charter Behavioral Health System   South Carolina          58-1761157          2777 Speissegger Drive
 of Charleston, Inc.                                                           Charleston, SC  29405-8299
                                                                               (803) 747-5830

Charter Behavioral Health System   Virginia                58-1616917          2101 Arlington Boulevard
 of Charlottesville, Inc.                                                      Charlottesville, VA
                                                                                 22903-1593
                                                                               (804) 977-1120
Charter Behavioral Health System   Illinois                58-1315760          4700 North Clarendon Avenue
 of Chicago, Inc.                                                              Chicago, IL  60640
                                                                               (312) 728-7100
Charter Behavioral Health System   California              58-1473063          577 Mulberry Street
 of Chula Vista, Inc.                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Missouri                61-1009977          200 Portland Street
 of Columbia, Inc.                                                             Columbia, MO  65201
                                                                               (314) 876-8000

Charter Behavioral Health System   Texas                   58-1513305          3126 Rodd Field Road
 of Corpus Christi, Inc.                                                       Corpus Christi, TX  78414
                                                                               (512) 993-8893

Charter Behavioral Health System   Texas                   58-1513306          6800 Preston Road
 of Dallas, Inc.                                                               Plano, TX  75024
                                                                               (214) 964-3939

Charter Behavioral Health System   Indiana                 35-1916338          7200 East Indiana
 of Evansville, Inc.                                                           Evansville, IN  47715
                                                                               (812) 476-7200

Charter Behavioral Health System   Texas                   58-1643151          6201 Overton Ridge Blvd.
 of Fort Worth, Inc.                                                           Fort Worth, TX  76132
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
                                                                               (904) 296-2447

Charter Behavioral Health System   Indiana                 35-1916342          577 Mulberry Street
 of Jefferson, Inc.                                                            Macon, GA 31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Kansas                  58-1603154          8000 West 127th Street
 of Kansas City, Inc.                                                          Overland Park, KS  66213
                                                                               (913) 897-4999

Charter Behavioral Health System   Louisiana               72-0686492          310 Youngsville Highway
 of Lafayettte, Inc.                                                           Lafayette, LA  70508
                                                                               (317) 448-6999

Charter Behavioral Health System   Louisiana               62-1152811          4250 Fifth Avenue, South
 of Lake Charles, Inc.                                                         Lake Charles, LA  70605
                                                                               (318) 474-6133

Charter Behavioral Health System   California              33-0606647          577 Mulberry Street
 of Lakewood, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161



Charter Behavioral Health System   Indiana                 35-1916343          3714 S. Franklin Street
 of Michigan City, Inc.                                                        Michigan City, IN  46360
                                                                               (219) 872-0531

Charter Behavioral Health System   Alabama                 58-1569921          5800 Southland Drive
 of Mobile, Inc.                                                               Mobile, AL  36609
                                                                               (205) 661-3001

Charter Behavioral Health System   New Hampshire           02-0470752          29 Northwest Boulevard
 of Nashua, Inc.                                                               Nashua, NH  03063
                                                                               (603) 886-5000

Charter Behavioral Health System   Nevada                  58-1321317          7000 West Spring Mountain
 of Nevada, Inc.                                                                Road
                                                                               Las Vegas, NV  89117
                                                                               (702) 876-4357


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

Charter Behavioral Health System   New Mexico              58-1479480          5901 Zuni Road, SE
 of New Mexico, Inc.                                                           Albuquerque, NM  87108
                                                                               (505) 265-8800

Charter Behavioral Health System   California              58-1857277          101 Cirby Hills Drive
 of Northern California, Inc.                                                  Roseville, CA  95678
                                                                               (916) 969-4666

Charter Behavioral Health System   Arkansas                58-1449455          4253 Crossover Road
 of Northwest Arkansas, Inc.                                                   Fayetteville, AR  72703
                                                                               (501) 521-5731

Charter Behavioral Health System   Indiana                 58-1603160          101 West 61st Avenue
 of Northwest Indiana, Inc.                                                    State Road 51
                                                                               Hobart, IN  46342
                                                                               (219) 947-4464

Charter Behavioral Health System   Kentucky                61-1006115          435 Berger Road
 of Paducah, Inc.                                                              Paducah, KY  42002-7609
                                                                               (502) 444-0444

Charter Behavioral Health System   Illinois                36-3946945          577 Mulberry Street
 of Rockford, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   California              58-1747020          455 Silicon Valley Boulevard
 of San Jose, Inc.                                                             San Jose, CA  95138
                                                                               (912) 742-1161??????

Charter Behavioral Health System   Georgia                 58-1750583          1150 Cornell Avenue
 of Savannah, Inc.                                                             Savannah, GA  31406
                                                                               (912) 354-3911

Charter Behavioral Health System   California              58-1366605          577 Mulberry Street
 of Southern California, Inc.                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   Florida                 58-1616916          4004 North Riverside Drive
 of Tampa Bay, Inc.                                                            Tampa, FL  33603
                                                                               (813) 238-8671

Charter Behavioral Health System   Arkansas                71-0752815          801 Arkansas Boulevard
 of Texarkana, Inc.                                                            Texarkana, AR  75502
                                                                               (501) 773-3131

Charter Behavioral Health System   California              95-2685883          2055 Kellogg Drive
 of the Inland Empire, Inc.                                                    Corona, CA  91719
                                                                               (714) 735-2910
                                                    -v-


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

Charter Behavioral Health System   Ohio                    58-1731068          1725 Timberline Road
 of Toledo, Inc.                                                               Maumee, Ohio 43537
                                                                               (419) 891-9333

Charter Behavioral Health System   Arizona                 86-0757462          7220 E. Rosewood Street
 of Tucson, Inc.                                                               Tucson, AZ  85710
                                                                               (602) 296-2828

Charter Behavioral Health System   North Carolina          56-1050502          3637 Old Vineyard Road
 of Winston-Salem, Inc.                                                        Winston-Salem, NC  27104
                                                                               (919) 768-7710

Charter Behavioral Health System   Virginia                54-1703071          577 Mulberry Street
 of Virginia Beach, Inc.                                                       Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health System   California              33-0606644          1100 S. Akers
 of Visalia, Inc.                                                              Visalia, CA  93277
                                                                               (209) 627-3301

Charter Behavioral Health System   Minnesota               41-1775626          109 North Shore Drive
 of Waverly, Inc.                                                              Waverly, MN  55390
                                                                               (612) 658-4811

Charter Behavioral Health System   California              33-0606646          577 Mulberry Street
 of Yorba Linda, Inc.                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Behavioral Health          Georgia                 58-1900736          577 Mulberry Street
 Systems of Atlanta, Inc.                                                      Macon, GA  31298
                                                                               (912) 742-1161

Charter Brawner Behavioral         Georgia                 58-0979827          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter By-The-Sea                 Georgia                 58-1351301          2927 Demere Road
 Behavioral Health System, Inc.                                                St. Simons Island, GA 31522
                                                                               (912) 638-1999

Charter Canyon Behavioral Health   Utah                    58-1557925          175 West 7200 South
 System, Inc.                                                                  Midvale, UT  84047
                                                                               (801) 561-8181

Charter Canyon Springs             California              33-0606640          69696 Ramon Road
 Behavioral Health System, Inc.                                                Cathedral City, CA  92234
                                                                               (619) 321-2000

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
                                                                               (912) 742-1161

Charter Community Hospital,        California              58-1398708          21530 South Pioneer
 Inc.                                                                           Boulevard
                                                                               Hawaiian Gardens, CA
                                                                                 90716
                                                                               (310) 860-0401

Charter Community Hospital         Iowa                    58-1523702          577 Mulberry Steet
 of Des Moines, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Contract Services, Inc.    Georgia                 58-2100699          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Cove Forge Behavioral      Pennsylvania            25-1730464          New Beginnings Road
 Health System, Inc.                                                           Williamsburg, PA  16693
                                                                               (814) 832-2121

Charter Crescent Pines Behavioral  Georgia                 58-1249663          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Fairbridge                 Maryland                52-1866218          14907 Broschart Road
 Behavioral Health System, Inc.                                                Rockville, MD  20850
                                                                               (301) 251-4565

Charter Fairmount Behavioral       Pennsylvania            58-1616921          561 Fairthorne Avenue
 Health System, Inc.                                                           Philadelphia, PA  19128
                                                                               (215) 487-4000

Charter Fenwick Hall               South Carolina          57-0995766          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Financial Offices, Inc.    Georgia                 58-1527680          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Charter Forest Behavioral          Louisiana               58-1508454          9320 Linwood Avenue
 Health System, Inc.                                                           Shreveport, LA  71106
                                                                               (318) 688-3930
                                                   -vii-


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

Charter Hospital of St. Louis,     Missouri                58-1583760          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Hospital of Torrance,      California              58-1402481          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Indianapolis Behavioral    Indiana                 58-1674291          5602 Caito Drive
 Health System, Inc.                                                           Indianapolis, IN  46226
                                                                               (317) 545-2111

Charter Lafayette Behavioral       Indiana                 58-1603158          3700 Rome Drive
 Health System, Inc.                                                           Lafayette, IN  47905
                                                                               (317) 448-6999

Charter Lakehurst                  New Jersey              22-3286879          440 Beckerville Road
 Behavioral Health System, Inc.                                                Lakehurst, NJ  08733
                                                                               (908) 657-4800

Charter Lakeside Behavioral        Tennessee               62-0892645          2911 Brunswick Road
 Health System, Inc.                                                           Memphis, TN  38134
                                                                               (901) 377-4700

Charter Laurel Heights             Georgia                 58-1558212          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Laurel Oaks Behavioral     Florida                 58-1483014          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Linden Oaks                Illinois                36-3943776          852 West Street
 Behavioral Health System, Inc.                                                Naperville, IL  60540
                                                                               (708) 305-5500

Charter Little Rock Behavioral     Arkansas                58-1747019          1601 Murphy Drive
 Health System, Inc.                                                           Maumelle, AR  72113
                                                                               (501) 851-8700

Charter Louisville Behavioral      Kentucky                58-1517503          1405 Browns Lane
 Health System, Inc.                                                           Louisville, KY  40207
                                                                               (502) 896-0495

Charter MOB of                     Virginia                58-1761158          1023 Millmont Avenue
 Charlottesville, Inc.                                                         Charlottesville, VA  22901
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

Charter Meadows                    Maryland                52-1866216          730 Maryland, Route 3
 Behavioral Health System, Inc.                                                Gambrills, MD  21054
                                                                               (410) 923-6022

Charter Medfield Behavioral        Florida                 58-1705131          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - California,      Georgia                 58-1357345          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Clayton          Georgia                 58-1579404          577 Mulberry Street
 County, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Cleveland,       Texas                   58-1448733          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Dallas,          Texas                   58-1379846          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical - Long             California              58-1366604          6060 Paramount Boulevard
 Beach, Inc.                                                                   Long Beach, CA  90805
                                                                               (310) 220-1000

Charter Medical - New York,        New York                58-1761153          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical (Cayman            Cayman Islands, BWI     58-1841857          Caledonian Bank & Trust
 Islands)                                                                      Swiss Bank Building
                                                                               Georgetown-Grand Cayman
                                                                               Cayman Islands
                                                                               (809) 949-0050

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

Charter Medical International,     Cayman Islands, BWI     N/A                 Caledonian Bank & Trust
 Inc.                                                                          Swiss Bank Building
                                                                               Georgetown-Grand Cayman
                                                                               Cayman Islands
                                                                               (809) 949-0050

Charter Medical International,     Nevada                  58-1605110          577 Mulberry Street
 S.A., Inc.                                                                    Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical Management         Georgia                 58-1195352          577 Mulberry Street
 Company                                                                       Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical of East            Arizona                 58-1643158          2190 N. Grace Boulevard
 Valley, Inc.                                                                  Chandler, AZ  85224-2195
                                                                               (602) 899-8989

Charter Medical of England, Ltd.   United Kingdom          N/A                 111 Kings Road
                                                                               SW3 4PB
                                                                               London, England
                                                                               44-71-351-1272

Charter Medical of Florida, Inc.   Florida                 58-2100703          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161


Charter Medical of North           Arizona                 58-1643154          6015 W. Peoria Avenue
 Phoenix, Inc.                                                                 Glendale, AZ  85302
                                                                               (602) 878-7878

Charter Medical of Orange          Florida                 58-1615673          577 Mulberry Street
 County, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

Charter Medical of Puerto          Commonwealth of         58-1208667          Caso Building, Suite 1504
 Rico, Inc.                         Puerto Rico                                1225 Ponce De Leon Avenue
                                                                               Santurce, P.R.  00907
                                                                               (809) 723-8666

Charter Mental Health              Florida                 58-2100704          577 Mulberry Street
 Options, Inc.                                                                 Macon, GA  31298
                                                                               (912) 742-1161

Charter Mid-South Behavioral       Tennessee               58-1860496          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161
                                                   -xi-


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

Charter Milwaukee Behavioral       Wisconsin               58-1790135          11101 West Lincoln Avenue
 Health System, Inc.                                                           West Allis, WI  53227
                                                                               (414) 327-3000

Charter Mission Viejo Behavioral   California              58-1761156          23228 Madero
 Health System, Inc.                                                           Mission Viejo, CA  92691
                                                                               (714) 830-4800

Charter North Behavioral           Alaska                  58-1474550          2530 DeBarr Road
 Health System, Inc.                                                           Anchorage, AK  99508-2996
                                                                               (907) 258-7575

Charter Northbrooke                Wisconsin               39-1784461          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31204
                                                                               (912) 742-1161


Charter North Counseling           Alaska                  58-2067832          2530 DeBarr Road
 Center, Inc.                                                                  Anchorage, AL  99508-2996
                                                                               (907) 258-7575

Charter Northridge Behavioral      North Carolina          58-1463919          400 Newton Road
 Health System, Inc.                                                           Raleigh, NC  27615
                                                                               (919) 847-0008

Charter Northside Hospital,        Georgia                 58-1440656          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Oak Behavioral             California              58-1334120          1161 East Covina Boulevard
 Health System, Inc.                                                           Covina, CA  91724
                                                                               (818) 966-1632

Charter of Alabama, Inc.           Alabama                 63-0649546          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Palms Behavioral           Texas                   58-1416537          1421 E. Jackson Avenue
 Health System, Inc.                                                           McAllen, TX  78502
                                                                               (512) 631-5421

Charter Peachford Behavioral       Georgia                 58-1086165          2151 Peachford Road
 Health System, Inc.                                                           Atlanta, GA  30338
                                                                               (404) 455-3200

Charter Pines Behavioral           North Carolina          58-1462214          3621 Randolph Road
 Health System, Inc.                                                           Charlotte, NC  28211
                                                                               (704) 365-5368
                                                   -xii-


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

Charter Plains Behavioral          Texas                   58-1462211          801 N. Quaker Avenue
 Health System, Inc.                                                           Lubbock, TX  79416
                                                                               (806) 744-5505

Charter-Provo School, Inc.         Utah                    58-1647690          4501 North University Ave.
                                                                               Provo, UT  84604
                                                                               (801) 227-2000

Charter Psychiatric Hospitals,     Delaware                58-1852072          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Charter Real Behavioral            Texas                   58-1485897          8550 Huebner Road
 Health System, Inc.                                                           San Antonio, TX  78240
                                                                               (512) 699-8585

Charter Regional Medical           Texas                   74-1299623          577 Mulberry Street
 Center, Inc.                                                                  Macon, Georgia  31298
                                                                               (912) 742-1161

Charter Richmond Behavioral        Virginia                58-1761160          577 Mulberry Street
 Health System, Inc.                                                           Macon, GA  31298
                                                                               (912) 742-1161

Charter Ridge Behavioral           Kentucky                58-1393063          3050 Rio Dosa Drive
 Health System, Inc.                                                           Lexington, KY  40509
                                                                               (606) 269-2325

Charter Rivers Behavioral          South Carolina          58-1408623          2900 Sunset Boulevard
 Health System, Inc.                                                           West Columbia, SC  29169
                                                                               (803) 796-9911

Charter San Diego Behavioral       California              58-1669160          11878 Avenue of Industry
 Health System, Inc.                                                           San Diego, CA  92128
                                                                               (619) 487-3200

Charter Serenity Lodge             Virginia                54-1703066          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31204
                                                                               (912) 742-1161

Charter Sioux Falls Behavioral     South Dakota            58-1674278          2812 South Louise Avenue
 Health System, Inc.                                                           Sioux Falls, SD  57106
                                                                               (605) 361-8111

Charter South Bend Behavioral      Indiana                 58-1674287          6704 North Main Street
 Health System, Inc.                                                           Granger, IN  46530
                                                                               (219) 272-9799

                                                  -xiii-


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

Charter Springs Behavioral         Florida                 58-1517461          3130 S.W. 27th Avenue
 Health System, Inc.                                                           Ocala, FL  32674
                                                                               (904) 237-7293

Charter Springwood                 Virginia                58-2097829          Route 4, Box 50
 Behavioral Health System, Inc.                                                Leesburg, VA  22075
                                                                               (703) 777-0800

Charter Suburban Hospital          Texas                   75-1161721          577 Mulberry Street
 of Mesquite, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Charter Terre Haute Behavioral     Indiana                 58-1674293          1400 Crossing Boulevard
 Health System, Inc.                                                           Terre Haute, IN  47802
                                                                               (812) 299-4196

Charter Thousand Oaks Behavioral   California              58-1731069          150 Via Merida
 Health System, Inc.                                                           Thousand Oaks, CA  91361
                                                                               (805) 495-3292

Charter Tidewater                  Virginia                54-1703069          577 Mulberry Street
 Behavioral Health System, Inc.                                                Macon, GA  31298
                                                                               (912) 742-1161


Charter Treatment Center of        Michigan                58-2025057          577 Mulberry Street
 Michigan, Inc.                                                                Macon, GA  31298
                                                                               (912) 742-1161

Charter Westbrook Behavioral       Virginia                54-0858777          1500 Westbrook Avenue
 Health System, Inc.                                                           Richmond, VA  23227
                                                                               (804) 266-9671

Charter White Oak                  Maryland                52-1866223          Post Office Box 56
 Behavioral Health System, Inc.                                                1441 Taylors Island Road
                                                                               Woolford, MD  21677
                                                                               (410) 228-7000

Charter Wichita Behavioral         Kansas                  58-1634296          8901 East Orme
 Health System, Inc.                                                           Wichita, KS  67207
                                                                               (316) 686-5000

Charter Woods Behavioral           Alabama                 58-1330526          700 Cottonwood Road
 Health System, Inc.                                                           Dothan, AL  36301
                                                                               (205) 794-4357

Charter Woods Hospital, Inc.       Alabama                 58-2102628          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

                                                   -xiv-


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

Charterton/LaGrange, Inc.          Kentucky                61-0882911          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Desert Springs Hospital, Inc.      Nevada                  88-0117696          577 Mulberry Street
                                                                               Macon, Georgia  31298
                                                                               (912) 742-1161

Employee Assistance Services,      Georgia                 58-1501282          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Florida Health Facilities,         Florida                 58-1860493          21808 State Road 54
 Inc.                                                                          Lutz, FL  33549
                                                                               (813) 948-2441

Gulf Coast EAP Services, Inc.      Alabama                 58-2101394          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Gwinnett Immediate Care            Georgia                 58-1456097          577 Mulberry Street
 Center, Inc.                                                                  Macon, GA  31298
                                                                               (912) 742-1161

HCS, Inc.                          Georgia                 58-1527679          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Holcomb Bridge Immediate           Georgia                 58-1374463          577 Mulberry Street
 Care Center, Inc.                                                             Macon, GA  31298
                                                                               (912) 742-1161

Hospital Investors, Inc.           Georgia                 58-1182191          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Mandarin Meadows, Inc.             Florida                 58-1761155          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Metropolitan Hospital, Inc.        Georgia                 58-1124268          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Middle Georgia Hospital, Inc.      Georgia                 58-1121715          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

                                                   -xv-


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

NEPA - Massachusetts, Inc.         Massachusetts           58-2116751          #6 Courthouse Lane
                                                                               Chelmsford, MA  01863
                                                                               (508) 441-2332

NEPA - New Hampshire, Inc.         New Hampshire           58-2116398          29 Northwest Boulevard
                                                                               Nashua, NH  03063
                                                                               (603) 886-5000

Pacific-Charter Medical, Inc.      California              58-1336537          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Peachford Professional             Georgia                 58-2100700          577 Mulberry Street
 Network, Inc.                                                                 Macon, GA  31298
                                                                               (912) 742-1161


Rivoli, Inc.                       Georgia                 58-1686160          577 Mulberry Street
                                                                               Macon, GA  31298
                                                                               (912) 742-1161

Schizophrenia Treatment and        Georgia                 58-1672912          209 Church Street
 Rehabilitation, Inc.                                                          Decatur, GA  30030
                                                                               (404) 377-1986

Shallowford Community Hospital,    Georgia                 58-1175951          577 Mulberry Street
 Inc.                                                                          Macon, GA  31298
                                                                               (912) 742-1161

Sistemas De Terapia                Georgia                 58-1181077          577 Mulberry Street
 Respiratoria, S.A., Inc.                                                      Macon, GA  31298
                                                                               (912) 742-1161

Stuart Circle Hospital             Virginia                54-0855184          577 Mulberry Street
 Corporation                                                                   Macon, GA  31298
                                                                               (912) 742-1161

Western Behavioral                 California              58-1662416          577 Mulberry Street
 Systems, Inc.                                                                 Macon, GA  31298
                                                                               (912) 742-1161

(1) The Additional Registrants listed are wholly-owned subsidiaries of the Registrant and are guarantors of the Registrant's 11 1/4% Senior Subordinated Notes due 2004.  The Additional
    Registrants have been conditionally exempted, pursuant to Section 12(h) of the Securities
    Exchange Act of 1934, from filing reports under Section 13 of the Securities Exchange Act of
    1934.



                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX




                                                                       Page No.

PART I - Financial Information:

     Condensed Consolidated Balance Sheets -
      September 30, 1993 and June 30, 1994..........................       4

     Condensed Consolidated Statements of Operations -
      For the Nine Months and Quarters ended June 30, 1993
      and 1994......................................................       6

     Condensed Consolidated Statement of Changes in
      Stockholders' Equity - For the Nine Months and Quarter
      ended June 30, 1994...........................................       7

     Condensed Consolidated Statements of Cash Flows -
      For the Nine Months ended June 30, 1993 and 1994..............       8

     Notes to Condensed Consolidated Financial Statements...........       9

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................      14


PART II - Other Information:

     Item 4. - Submission of Matters to a Vote of Security-Ho1ders..      19

     Item 6. - Exhibits and Reports on Form 8-K.....................      19


Signatures..........................................................      23



                          CHARTER MEDICAL CORPORATION

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        PART I - FINANCIAL INFORMATION

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)



                                                      September 30     June 30
                  ASSETS                                  1993          1994

Current Assets
  Cash and cash equivalents.......................     $   86,002    $  103,547
  Cash collateral account.........................          5,426          --
  Accounts receivable, net........................        119,638       173,327
  Supplies........................................          5,051         6,470
  Other current assets............................         15,798        16,411
     Total Current Assets.........................        231,915       299,755


Property and Equipment
  Land............................................         95,886        97,804
  Buildings and improvements......................        310,649       378,808
  Equipment.......................................         67,421        88,351
                                                          473,956       564,963
  Accumulated depreciation........................        (30,098)      (49,631)
                                                          443,858       515,332
  Construction in progress........................            928         3,263
                                                          444,786       518,595


Other Long-Term Assets............................        104,284       115,177

Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net............         57,201        33,801













                                                       __________    __________
                                                       $  838,186    $  967,328

                   CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                 (In thousands, except shares and per share data)




                                                      September 30       June 30
LIABILITIES AND STOCKHOLDERS' EQUITY                      1993            1994

Current Liabilities
  Accounts payable..................................   $   52,264      $   49,730
  Accrued expenses and other current liabilities....      149,377         142,998
  Current maturities of long-term debt and
   capital lease obligations........................       70,957           2,999
       Total Current Liabilities....................      272,598         195,727

Long-Term Debt and Capital Lease Obligations........      350,205         534,232

Deferred Income Taxes...............................       38,789          33,665

Reserve for Unpaid Claims...........................       99,675          97,695

Deferred Credits and Other Long-Term Liabilities....       19,621          20,359

Stockholders' Equity
  Common Stock, par value $0.25 per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 25,001,042 shares at
     September 30, 1993 and 26,891,446 shares
     at June 30, 1994...............................        6,250           6,723
  Other Stockholders' Equity
    Additional paid-in capital......................      237,581         240,648
    Accumulated deficit.............................      (59,423)        (72,672)
    Unearned compensation under ESOP................     (122,724)        (85,826)
    Warrants outstanding............................          274             182
    Cumulative foreign currency adjustments.........       (4,660)         (3,405)
      Stockholders' Equity..........................       57,298          85,650

Commitments and Contingencies







                                                       __________      __________
                                                       $  838,186      $  967,328

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.


                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)
                       (In thousands, except per share data)


                                   For the Quarter ended   For the Nine Months ended
                                          June 30                  June 30
                                      1993       1994         1993          1994

Net revenue......................    $231,737   $220,857     $691,287     $642,284

Costs and expenses
  Salaries, supplies and
   other operating expenses......     164,047    158,199      487,414      463,788
  Bad debt expense...............      16,984     16,534       51,854       48,822
  Depreciation and amortization..       6,067      6,792       19,869       20,371
  Amortization of reorgani-
   zation value in excess of
   amounts allocable to identi-
   fiable assets.................      10,675      7,800       32,175       23,400
  Interest, net..................      19,765     10,279       57,072       27,064
  ESOP expense...................       8,892     12,299       26,862       36,898
  Stock option expense...........       2,753         85       34,030        6,936
                                      229,183    211,988      709,276      627,279

Income (Loss) from continuing
 operations before income
 taxes and extraordinary
 item............................       2,554      8,869      (17,989)      15,005
Provision for income taxes.......       5,027      6,759        5,391       15,638
Income (Loss) from continuing
 operations before extraor-
 dinary item.....................      (2,473)     2,110      (23,380)        (633)
Loss from discontinued
 operations (net of income tax
 provision of $3,144 and $9,267
 for the quarter and nine
 months, respectively)...........      (2,872)      --         (8,880)        --
Income (Loss) before extraor-
 dinary item.....................      (5,345)     2,110      (32,260)        (633)
Extraordinary loss on early
 extinguishment of debt (net
 of income tax benefit of
 $8,410).........................        --       12,616         --         12,616
Net loss.........................    $ (5,345)  $(10,506)    $(32,260)    $(13,249)

Average number of common shares
 outstanding.....................      24,874     26,805       24,853       26,225

Earnings per common share:
  Income (Loss) from continuing
   operations before extraor-
   dinary item...................      $(.10)     $ .08       $ (.94)        $(.02)
  Loss from discontinued
   operations....................       (.11)       --          (.36)         --
  Income (Loss) before extraor-
   dinary item...................       (.21)       .08        (1.30)         (.02)
  Extraordinary loss on early
   extinguishment of debt........        --        (.47)        --            (.48)
  Net loss.......................      $(.21)     $(.39)      $(1.30)        $(.50)





The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         (Unaudited)
                                                       (In thousands)

                                                                              Other Stockholders' Equity
                                                                                                               Cumulative
                                                           Additional                Unearned                   Foreign
                                         Common Stock        Paid-in  Accumulated  Compensation   Warrants      Currency
                                      Shares      Amount     Capital    Deficit     Under ESOP   Outstanding   Adjustments

Balance at September 30, 1993.....    25,001      $6,250   $237,581    $(59,423)    $(122,724)      $  274      $(4,660)
Additions (Deductions):
  Net loss........................      --          --         --        (2,743)         --           --           --
  ESOP expense....................      --          --         --          --          24,599         --           --
  Stock option expense accrual....      --          --        6,851        --            --           --           --
  Exercise of stock options.......     1,712         429    (13,976)       --            --           --           --
  Exercise of warrants............        38           9        282        --            --            (92)        --
  Tax benefit related to exercise
   of stock options...............      --          --        9,424        --            --           --           --
  Foreign currency translation
   gain...........................      --          --         --          --            --           --             28
Balance at March 31, 1994.........    26,751      $6,688   $240,162    $(62,166)    $ (98,125)      $  182      $(4,632)
Additions (Deductions):
  Net loss........................      --          --         --       (10,506)         --           --           --
  ESOP expense....................      --          --         --          --          12,299         --           --
  Stock option expense accrual....      --          --           85        --            --           --           --
  Exercise of stock options.......       140          35        401        --            --           --           --
  Foreign currency translation
   gain...........................      --          --         --          --            --           --          1,227
Balance at June 30, 1994..........    26,891      $6,723   $240,648    $(72,672)    $ (85,826)      $  182      $(3,405)


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                   (In thousands)


                                                        For the Nine Months ended
                                                                 June 30
                                                          1993             1994

Cash Flows From Operating Activities
  Net loss..........................................    $(32,260)        $(13,249)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Loss from discontinued operations.............       8,880             --
      Depreciation and amortization.................      52,044           43,771
      ESOP expense..................................      26,862           36,898
      Stock option expense..........................      34,030            6,936
      Non-cash interest expense.....................       6,301            2,005
      Cash flows from changes in assets and
       liabilities, net of effects from sales and
       acquisitions of businesses:
         Accounts receivable, net...................      (1,542)         (10,605)
         Other assets...............................      (4,779)           3,977
         Accounts payable and other accrued
          liabilities...............................     (29,069)          (9,987)
         Reserve for unpaid claims..................       2,906           (1,340)
         Income taxes payable.......................       4,492           (3,236)
         Other liabilities..........................       8,069           (5,665)
      Extraordinary loss on early extinguishment
       of debt......................................        --             12,616
      Other.........................................        (204)           3,293
       Total adjustments............................     107,990           78,663
           Net cash provided by operating
            activities..............................      75,730           65,414

Cash Flows From Investing Activities
  Capital expenditures..............................      (6,861)         (12,976)
  Acquisitions of businesses........................        --           (129,816)
  (Increase) Decrease in assets restricted for
   settlement of unpaid claims......................      (3,443)           8,794
  Proceeds from sale of assets......................      11,882           12,857
  Cash flows from discontinued operations...........      26,842             --
           Net cash provided by (used in)
            investing activities....................      28,420         (121,141)

Cash Flows From Financing Activities
  Proceeds from issuance of debt....................      17,200          381,798
  Payments on debt and capital lease obligations....    (159,822)        (310,464)
  Proceeds from exercise of stock options and
   warrants.........................................         185            1,302
  Tax benefit related to the exercise of stock
   options..........................................        --              9,424
  Income tax payments made on behalf of stock
   optionee.........................................        --            (14,214)
  (Increase) Decrease in cash collateral account....     (41,324)           5,426
           Net cash provided by (used in)
            financing activities....................    (183,761)          73,272

Net increase (decrease) in cash and cash
 equivalents........................................     (79,611)          17,545
Cash and cash equivalents at beginning of period....     140,803           86,002
Cash and cash equivalents at end of period..........    $ 61,192         $103,547








The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (Unaudited)


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

NOTE C - Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the nine months ended June 30, 1993 and 1994:



                                                    For the Nine Months ended
                                                             June 30
                                                      1993             1994
                                                          (In thousands)

Income taxes paid, net of refunds received.......    $10,345          $ 9,531
Interest paid, net of amounts capitalized........     55,829           22,695
Payments to ESOP.................................     52,669           42,000


NOTE D - Long-Term Debt and Leases

     Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1993 and June 30, 1994 follows (in thousands):


                                                   September 30       June 30
                                                       1993            1994

Revolving Credit Agreement due through
 1999 (6.125% to 8% at June 30, 1994)...........      $  --           $ 72,584
Financing under the Credit Agreement:
  Tranche A Facility............................        93,871           --
  Tranche B Facility............................        67,619           --
11.25% Senior Subordinated Notes due 2004.......         --            375,000
Debentures due 2003 (net of discount of
 $43,997 at September 30, 1993).................       156,003           --
8% to 16% Mortgage and other
 collateralized notes payable through
 1999...........................................        21,502           6,926
Variable rate secured notes due through
 2013 (2.5% to 2.835% at June 30, 1994).........        64,175          63,700
7.5% Swiss Bonds due currently..................         6,443           6,443
2.5% to 12.5% Capital lease obligations
 due through 2014...............................        11,965          12,893
                                                       421,578         537,546
  Less amounts due within one year..............        70,957           2,999
  Less debt service funds.......................           416             315
                                                      $350,205        $534,232



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

     The Revolving Credit Agreement will be reduced by the amounts and on the dates indicated below:

                         Amount                 Date

                     $ 25,000,000           March 31, 1996
                       50,000,000           March 31, 1997
                       50,000,000           March 31, 1998
                      175,000,000           March 31, 1999

     In addition to the scheduled reductions above, the Revolving Credit Agreement shall be reduced (i) by an amount equal to 70% (or if a default or an event of default exists, 100%) of the net proceeds of certain asset sales,
(ii) by an amount equal to 25% (or if a default or an event of default exists, 100%) of the net proceeds of certain issuances or sales of the Company's capital stock or other equity interests, except that no such reduction shall be required if the Company meets specified financial ratios and no default or event of default has occurred and is continuing, and (iii) by an amount equal to the principal amount of permitted subordinated indebtedness subject to a required repurchase or repurchase offer by the Company as a result of any asset sale. All such reductions described in the foregoing clauses (i) through (iii) shall be applied first on a pro rata basis to all scheduled reductions of the Revolving Credit Agreement other than the last scheduled reduction of the Revolving Credit Agreement, and thereafter to the last scheduled reduction.

     The loans outstanding under the Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to (a) the sum of the Base Lending Rate plus 3/4%, or (b) at the option of the Company, the sum of the maximum reserve-adjusted one, two, three or six-month LIBOR plus 1 3/4%. The Base Lending Rate is the higher of (x) the rate announced from time to time as Bankers Trust Company's prime lending rate, (y) the Federal Reserve's reported weekly average dealer offering rate for three-month certificates of deposit, adjusted for maximum reserves, plus 1/2 of 1%, and (z) the Federal Funds Rate plus 1/2 of 1%.

     Also on May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. Interest on the Notes is payable semi-annually on each April 15 and October 15, commencing on October 15, 1994. Proceeds of $181.8 million from the sale of the Notes were used to defease, and, subsequently on June 9, 1994, to redeem the Company's outstanding 7.5% Senior Subordinated Debentures due 2003. Certain remaining proceeds have been or will be used, along with proceeds from the Revolving Credit Agreement, to finance the acquisition of NME facilities discussed in Note F. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Notes.

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

     The Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Revolving Credit Agreement also limits the Company's ability to incur capital expenditures and requires the Company to maintain certain specified financial ratios.

NOTE E - Contingencies

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

     The Resolution Trust Corporation ("RTC"), for itself or in its capacity as conservator or receivor for 12 financial institutions, formerly held certain debt securities that were issued by the Company in 1988. RTC has indicated to the Company that it believes that certain financial statements and other disclosures made by the Company in connection with such debt securities contained materially misleading statements or material omissions and that such misleading statements or omissions resulted in an overvaluation of such debt securities. The Company has agreed to a tolling of the statute of limitations applicable to RTC's claims. Based on a review of relevant law and the facts known to the Company, the Company believes it has a substantial defense to a potential claim by RTC and that such claim would not have a material adverse effect on the Company's financial position or results of operations. No accrual has been made related to the RTC's potential claim because the Company believes a loss related to the matter is neither probable nor can it be reasonably estimated.

NOTE F - Acquisition

     As of March 29, 1994 the Company entered into two asset sale agreements with NME providing for the purchase of substantially all of the assets of 36 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice (including related outpatient facilities and other associated assets, the "Target Hospitals"). The purchase price for the Target Hospitals will be approximately $146.9 million in cash plus an additional cash amount, estimated to be approximately $50 million, subject to adjustment, for the net working capital of the Target Hospitals at the closing of the acquisition. The Target

Hospitals have an aggregate capacity of 3,496 licensed beds and are located in 20 states. During their fiscal years ended May 31, 1993 and 1994, the Target Hospitals had, respectively, approximately 40,000 and 38,000 patient admissions and net revenue of approximately $407.5 million and $364.6 million.

     On June 30, 1994, the Company and NME closed the purchase of 27 of the Target Hospitals for an aggregate purchase price of approximately $129.1 million, which included approximately $39.3 million, subject to adjustment, for the net working capital of the facilities. The Company accounted for the acquisition using the purchase method of accounting. Subject to obtaining licensure and other regulatory approvals, the Company anticipates that it will purchase in multiple closings, substantially all of the remaining Target Hospitals.

     No results of operations for the acquired facilities are included in the Company's condensed consolidated statements of operations. Below is pro forma results of operations for the nine months ended June 30, 1993 and 1994 as though the 27 facilities had been acquired at the beginning of the respective periods. The pro forma information does not purport to be indicative of the results which would actually have been attained, had the acquisition been completed on such date, or which may be attained in the future.

                                                        For the
                                                   Nine Months ended
                                                        June 30
                                               1993                 1994
                                                     (in thousands)


Net revenue...........................       $865,616             $804,096
Loss from continuing operations
 before extraordinary item............         (8,164)              (1,564)
Loss before extraordinary item........        (17,044)              (1,564)
Net loss..............................        (17,044)             (14,180)

Earnings per common share:
Loss from continuing operations
 before extraordinary item............          $(.33)               $(.06)
Loss before extraordinary item........           (.69)                (.06)
Net loss..............................           (.69)                (.54)


                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                 June 30, 1994


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Acquisitions

     As of March 29, 1994 the Company entered into two asset sale agreements with National Medical Enterprises, Inc. ("NME") to purchase 46 psychiatric hospitals and one psychiatric outpatient facility for approximately $146.9 million plus approximately $50 million, subject to adjustment, for the net working capital of the facilities. The Company and NME closed the purchase of 27 of the facilities on June 30, 1994 for an aggregate purchase price of approximately $129.1 million, including $39.3 million, subject to adjustment, related to the net working capital of the facilities. No results of operations for the acquired facilities are included in the Company's condensed consolidated statements of operations. Included in the Company's balance sheet as of June 30, 1994 were the following amounts related to the assets purchased (in thousands):

                 Current assets                          $46,094
                 Property and equipment                   90,361
                 Other noncurrent assets                   5,491
                 Current liabilities                       5,637
                 Long-term debt                            4,108
                 Other noncurrent liabilities              5,243

     On May 16, 1994, the Company purchased Schizophrenia Treatment and Rehabilitation, Inc. ("STAR"), which is a leading developer of partial hospitalization programs specializing in schizophrenic disorders in adults. The Company intends to support the expansion of STAR's treatment model to other urban centers and expand the program model for adolescent treatment.

Results of Operations

     Discontinued Operations

     The results of operations of the general hospitals sold on September 30, 1993 have been reported as discontinued operations in the Company's financial statements. Included in these amounts are net interest expenses related to debt specifically identifiable as debt of the general hospitals. For the quarter and nine months ended June 30, 1993, the core general hospitals had net revenue of approximately $86.9 million and $263.1 million, respectively, and net losses of approximately $3.0 million and $9.4 million, respectively.

     Hospital Operations

     As of October 1, 1993, the Company removed from the Noncore Hospital group a psychiatric hospital previously held for sale. Also, during fiscal 1993, the Company sold or closed four hospitals which were considered core hospitals and whose operations were included in the Company's condensed consolidated statements of operations during fiscal 1993.

     Selected statistics for the 75 psychiatric hospitals in operation at June 30, 1994 ("same store comparison"), by quarter for fiscal 1993 and fiscal 1994 follow:


                                               Fiscal        Fiscal        %
                                                1993          1994       Change

Licensed beds at:
  December 31.............................       6,999         6,985       --
  March 31................................       7,049         6,970       (1)%
  June 30.................................       7,037         6,970       (1)
  September 30............................       6,977

Net revenue (in thousands):
  Quarter:
    First.................................   $ 212,683      $198,129       (7)
    Second................................     217,954       198,947       (9)
    Third.................................     218,568       207,023       (5)
    Fourth................................     194,637
  Year....................................   $ 843,842

Patient days:
  Quarter:
    First.................................     339,194       320,664       (5)
    Second................................     353,709       329,267       (7)
    Third.................................     342,424       331,297       (3)
    Fourth................................     323,530
  Year....................................   1,358,857

Equivalent patient days:
  Quarter:
    First.................................     362,822       349,947       (4)
    Second................................     379,228       362,538       (4)
    Third.................................     371,887       368,554       (1)
    Fourth................................     351,431
  Year....................................   1,465,368

Net revenue per equivalent patient day:
  Quarter:
    First.................................        $586          $566       (3)
    Second................................         575           549       (5)
    Third.................................         588           562       (4)
    Fourth................................         554
  Year....................................         576

Admissions:
  Quarter:
    First.................................      19,624        21,875       11
    Second................................      22,380        25,037       12
    Third.................................      21,702        25,103       16
    Fourth................................      22,361
  Year....................................      86,067



                                               Fiscal        Fiscal        %
                                                1993          1994       Change

Average length of stay:
  Quarter:
    First.................................       16.9           14.5      (14)%
    Second................................       15.7           13.4      (15)
    Third.................................       16.0           13.1      (18)
    Fourth................................       14.4
  Year....................................       15.7


     The Company's patient days decreased 3% and 5% for the quarter and nine months ended June 30, 1994, respectively, as compared to the same periods of fiscal 1993. The decreases in patient days occurred despite increases of 16% and 13%, respectively, in admissions for the same periods. These decreases in patient days were due primarily to 18% and 16% decreases, respectively, in each period in the average length of stay per patient caused primarily by increasingly stringent utilization criteria imposed by third party payors regarding inpatient treatment. The declines in net revenue per equivalent patient day were due primarily to a shift in payor mix toward more Medicare, Medicaid and other cost-based payors.

     Net revenue for the quarter and nine months ended June 30, 1994 decreased 5% and 7%, respectively. These decreases resulted from the declines in patient days and net revenue per equivalent patient day discussed above and the closing of four hospitals during fiscal 1993.

     The Company experienced a 4% and 5% decrease in salaries, supplies and other operating expenses for the quarter and nine months ended June 30, 1994, respectively, as compared to the same periods of fiscal 1993. These decreases were due primarily to reductions in salaries and benefits and purchased services.

     Bad debt expenses for the quarter ended June 30, 1994 decreased 3% from the same period of the previous fiscal year. Bad debt expenses as a percentage of net revenue increased to 7.5% in the third quarter of fiscal 1994 from 7.3% in the third quarter of fiscal 1993. Bad debt expenses for the nine months ended June 30, 1994 decreased 6% from the same period of the previous fiscal year. Bad debt expenses as a percentage of net revenue increased to 7.6% in the first nine months of fiscal 1994 from 7.5% in the first nine months of fiscal 1993.

     Depreciation and amortization expense increased 12% and 3% for the quarter and nine months ended June 30, 1994, respectively. The increase in the third quarter resulted primarily from amortization of goodwill of acquired businesses and additional depreciation related to renovations at one of the Company's facilities.

     Reorganization value in excess of amounts allocable to identifiable assets (the "Excess Reorganization Value") is being amortized over the three year period ending June 1995. During fiscal 1993, Excess Reorganization Value was reduced by approximately $21 million to reflect the recognition of tax benefits related to pre-Reorganization tax loss carryforwards, and accordingly amortization expense for the Excess Reorganization Value decreased 27% for the quarter and nine months ended June 30, 1994 from the same periods in fiscal 1993.

     Net interest expense for the quarter and nine months ended June 30, 1994 decreased 48% and 53%, respectively, from the same periods of the previous fiscal year, due to the debt reductions resulting from the sale of the general hospitals, mandatory and voluntary prepayments and scheduled payments in fiscal 1993 and the first nine months of fiscal 1994. Interest expense during the fourth quarter of fiscal 1994 will increase over the first three quarters due to the issuance of the 11.25% Senior Subordinated Notes and borrowings under the Revolving Credit Agreement used in the acquisition of the NME hospitals.

     ESOP expense for the third quarter and first nine months of fiscal 1994 increased 38% and 37%, respectively, over the same periods of fiscal 1993 due primarily to changes in eligibility requirements, which increased the number of employees who participate in the ESOP.

     Stock option expense for the first nine months of fiscal 1994 decreased from the same period of the previous year due to a one-time charge during the second quarter of fiscal 1993 of $21.3 million related to the vesting of options by a former employee and director. Under terms of the 1992 Stock Option Plan, upon the satisfaction of certain financial targets and the termination of employment, all of the employee's options vested immediately and the option prices were reduced to $.25 per share. During December 1993, the former employee and director exercised approximately 2.2 million options to purchase shares of the Company's common stock and surrendered approximately 570,000 of such optioned shares as consideration for the payment of required withholding taxes. These withholdings represent the minimum required tax withholding amounts required in order to avoid triggering a new measurement date and additional compensation expense. As a result, the Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded in additional paid-in capital of approximately $9.4 million related to additional stock option expense deductible for income tax purposes. Stock option expense for the third quarter of fiscal 1994 decreased 97% from the third quarter of fiscal 1993 due to fluctuations in the market price of the underlying stock.

Liquidity and Sources of Capital

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

     The Revolving Credit Agreement provides for scheduled reductions and certain mandatory prepayments through March 31, 1999. The loans will bear interest at various rates based on (i) the higher of Bankers Trust Company's prime lending rate, the Federal Reserve's reported weekly average dealer offering rate for three-month certificates of deposit adjusted for maximum reserves plus 1/2 of 1%, and the Federal Funds rate plus 1/2 of 1% or (ii) the LIBOR rates.

     Also on May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. Interest on the Notes is payable semi-annually on each April 15 and October 15, commencing on October 15, 1994. Proceeds of $181.8 million from the sale of the Notes were used to defease, and subsequently on June 9, 1994 to redeem, the Company's outstanding 7.5% Senior Subordinated Debentures due 2003. Certain remaining proceeds have been or will be used, along with proceeds from the Revolving Credit Agreement, to finance the acquisition of NME facilities discussed above. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Notes.

     The Notes are not redeemable prior to April 15, 1999. The Notes will be subject to redemption at a premium of 5.625% beginning April 15, 1999 and declining to 0.0% as of April 15, 2002.

     The Company obtained increased operational and financial flexibility by entering into the Revolving Credit Agreement and issuing the Notes because the covenants contained in the Revolving Credit Agreement and the indenture for the Notes are less restrictive than those formerly in effect. However, the Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company and certain subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Revolving Credit Agreement also limits the Company's ability to incur capital expenditures and requires the Company to maintain certain specified financial ratios. A failure by the Company to maintain such financial ratios or to comply with the restrictions contained in the Revolving Credit Agreement and the indenture for the Notes or other agreements relating to the Company's debt could cause such indebtedness (and by reason of cross-acceleration provisions, other indebtedness) to become immediately due and payable. There are no restrictions on the ability of the Guarantors to make distributions to the Company.

     During the first nine months of fiscal 1994, the Company incurred approximately $13 million in capital expenditures primarily for routine capital replacement. The Company also incurred expenditures of approximately $127 million for the acquisition of the NME facilities and $2.8 million for the acquisitions of businesses related to the implementation of the Company's new growth and expansion strategy. The capital outlays were financed from borrowings under the Revolving Credit Agreement, proceeds from the issuance of the Notes and from cash provided by operations. The Company anticipates that capital expenditures for fiscal 1994 relating to existing hospitals will be approximately $15 million and will be financed from cash provided by operations.

     The number of days net patient revenue in net patient accounts receivable was 63 days at June 30, 1994 and 61 days at September 30, 1993.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security-Holders.

     On February 18, 1994, the Company held its annual meeting of stockholders, at which time E. Mac Crawford, Raymond H. Kiefer and Gerald L. McManus were elected as directors of the Company, for terms expiring in 1997.

     In addition, the stockholders approved (i) the Directors' Unit Award Plan, (ii) the 1994 Employee Stock Purchase Plan, (iii) the 1994 Stock Option Plan, and (iv) an amendment to the Directors' Stock Option Plan.

     The tabulation of votes with respect to each of the above matters was as follows:


                                          Votes Cast
                                              Against or               Broker
                                    For        Withheld    Abstain   non-votes

Election of Directors:

Mr. Crawford                    22,858,341       99,938       N/A          N/A
Mr. Kiefer                      22,859,817       98,462       N/A          N/A
Mr. McManis                     22,860,263       98,016       N/A          N/A

Directors' Unit Award Plan      10,810,134    2,309,096    36,701    9,802,348
1994 Employee Stock
 Purchase Plan                  12,642,144      479,741    34,046    9,802,348
1994 Stock Option Plan          10,814,630    2,305,696    35,605    9,802,348
Amendment to Directors'
 Stock Option Plan              10,911,681    2,206,370    37,880    9,802,348


Item 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits

         2(a) Asset Sale Agreement (First Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller, and Charter Medical Corporation, as Buyer, which was filed as
                Exhibit 2(d) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.

         2(b) Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller, and Charter Medical Corporation, as Buyer, which was filed as
                Exhibit 2(e) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.

         4(a) Indenture, dated as of May 2, 1994, among the Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15, 2004 of the Company, which was filed as Exhibit 4(a) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(b)   Second Amended and Restated Credit Agreement, dated as of
                May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(e) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(c) Second Amended and Restated Subsidiary Credit Agreement, dated as of May 2, 1994, among certain subsidiaries of the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(f) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(d) Second Amended and Restated Company Stock and Notes Pledge Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as
                Exhibit 4(g) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(e) Second Amended and Restated Subsidiary Stock and Notes Pledge Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(h) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(f) Second Amended and Restated Subsidiary Pledge and Security Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(i) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(g) Second Amended and Restated Subsidiary Pledge and Security Agreement (ESOP collateral), dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(j) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(h) Second Amended and Restated FINCO Pledge and Security Agreement I, dated as of May 2, 1994, between CMFC, Inc. and Bankers Trust Company, as Collateral Agent, which was filed as
                Exhibit 4(k) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(i) Second Amended and Restated Subsidiary Guaranty, dated as of May 2, 1994, executed by various subsidiaries of the Company, which was filed as Exhibit 4(l) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(j) Second Amended and Restated Company Collateral Accounts Assignment Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as agent, which was filed as Exhibit 4(m) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(k) Company Pledge and Security Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(n) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(l) Second Amended and Restated FINCO Pledge and Security Agreement II, dated as of May 2, 1994, between CMCI, Inc. and Bankers Trust Company, as Collateral Agent, which was filed as
                Exhibit 4(o) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(m) Second Amended and Restated Company Guaranty, dated as of May 2, 1994, executed by the Company, which was filed as
                Exhibit 4(p) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(n) Second Amended and Restated Subsidiary Collateral Accounts Assignment Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Agent, which was filed as Exhibit 4(q) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(o) Form of Indenture of Mortgage, Deed to Secure Debt, Deed of Trust, Security Agreement and Assignment of Leases and Rents; Amended Indenture of Mortgage, Deed to Secure Debt, Deed of Trust, Security Agreement and Assignment of Leases and Rents; and Consolidated Agreement, executed as of May 2, 1994, by 71 subsidiaires of the Company and Bankers Trust Company, as Agent, and various trustees as shown on individual subsidiary cover pages attached, which was filed as Exhibit 4(t) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(p) Purchase Agreement, dated April 22, 1994, between the Company and Bear, Stearns & Co. Inc. and BT Securities Corporation, which was filed as Exhibit 4(u) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(q) Exchange and Registration Rights Agreement, dated April 22, 1994 between the Company and Bear, Stearns & Co. Inc. and BT Securities Corporation, which was filed as Exhibit 4(v) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         4(r) Amendment No. 1, dated as of June 9, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(w) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.

         4(s) Indenture Supplement No. 1, dated June 3, 1994, among the Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15, 2004.

         4(t) Indenture Supplement No. 2, dated July 15, 1994, among the Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15, 2004.

         10(a)  1994 Stock Option Plan of the Company, which was filed as
                Exhibit 10(h) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

         10(b)  Directors' Unit Award Plan of the Company, which was filed as
                Exhibit 10(i) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

     (b) Report on Form 8-K

         On July 13, 1994, the Company filed a Form 8-K dated June 30, 1994 disclosing the acquisition of substantially all the assets of 18 psychiatric hospitals, seven chemical-dependency treatment facilities, one residential treatment facility and one physician outpatient practice from National Medical Enterprises, Inc. Financial statements will be filed under cover of Form 8-K/A as soon as practicable, but not later than 60 days after July 15, 1994.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHARTER MEDICAL CORPORATION
                                                  (Registrant)





Date:  August 15, 1994                       /s/ Lawrence W. Drinkard
                                             Lawrence W. Drinkard
                                             Executive Vice President - Finance
                                             (Chief Financial Officer)



Date:  August 15, 1994                       /s/ John R. Day
                                             John R. Day
                                             Vice President and Controller
                                             (Principal Accounting Officer)