Form 10-K
period 1994-09-30
CHARTER MEDICAL CORP
filed 1994-12-13
CIK 19411

_______________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   _________

                                   FORM 10-K

[/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended September 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                          Commission File No. 1-6639


                         CHARTER MEDICAL CORPORATION
            (Exact name of Registrant as specified in its charter)

            Delaware                                          58-1076937
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

    3414 Peachtree Road, N.E.
           Suite 1400
        Atlanta, Georgia                                         30326
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (404) 841-9200

                  See Table of Additional Registrants below.
                                  ___________

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
      Title of each class                             on which registered

Common Stock ($0.25 par value)                      American Stock Exchange
11.25% Series A Senior Subordinated Notes
 due 2004                                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                  ___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 30, 1994 was approximately $605 million.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  /    No

The number of shares of the Registrant's Common Stock outstanding as of November 30, 1994 was 26,909,259.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the annual meeting of stockholders (which Proxy Statement will be filed with the Securities and Exchange Commission on or before January 28,
1995) are incorporated by reference in Part III hereof.
_______________________________________________________________________________


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

Ambulatory Resources, Inc.          Georgia              58-1456102      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Atlanta MOB, Inc.                   Georgia              58-1558215      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Beltway Community Hospital,         Texas                58-1324281      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

C.A.C.O. Services, Inc.             Ohio                 58-1751511      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

CCM, Inc.                           Nevada               58-1662418      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

CMCI, Inc.                          Nevada               88-0224620      1061 East Flamingo Road
                                                                         Suite One
                                                                         Las Vegas, NV  89119
                                                                         (702) 737-0282

CMFC, Inc.                          Nevada               88-0215629      1061 East Flamingo Road
                                                                         Suite One
                                                                         Las Vegas, NV  89119
                                                                         (702) 737-0282

CMSF, Inc.                          Florida              58-1324269      3550 Colonial Boulevard
                                                                         Fort Myers, FL  33912
                                                                         (813) 939-0403

CPS Associates, Inc.                Virginia             58-1761039      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Alvarado Behavioral         California           58-1394959      7050 Parkway Drive
 Health System, Inc.                                                     La Mesa, CA  91942-2352
                                                                         (619) 465-4411

Charter Appalachian Hall            North Carolina       58-2097827      60 Caledonia Road
 Behavioral Health System, Inc.                                          Asheville, NC  28803
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

Charter Augusta Behavioral          Georgia              58-1615676      3100 Perimeter Parkway
 Health System, Inc.                                                     Augusta, GA 30909
                                                                         (404) 868-6625

Charter Arbor Indy                  Indiana              35-1916340      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Bay Harbor Behavioral       Florida              58-1640244      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, Georgia  30326
                                                                         (404) 841-9200

Charter Beacon Behavioral           Indiana              58-1524996      1720 Beacon Street
 Health System, Inc.                                                     Fort Wayne, IN  46805
                                                                         (219) 423-3651

Charter Behavioral Health System    New Jersey           58-2097832      19 Prospect Street
 at Fair Oaks, Inc.                                                      Summit, NJ  07901
                                                                         (908) 277-9102

Charter Behavioral Health System    Maryland             52-1866212      522 Thomas Run Road
 at Hidden Brook, Inc.                                                   Bel Air, MD  21014
                                                                         (410) 879-1919

Charter Behavioral Health System    California           33-0606642      3414 Peachtree Rd., N.E., Suite 1400
 at Los Altos, Inc.                                                      Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Maryland             52-1866221      14901 Broschart Road
 at Potomac Ridge, Inc.                                                  Rockville, MD  20850
                                                                         (301) 251-4500

Charter Behavioral Health System    Maryland             52-1866214      3680 Warwick Road, Route 1
 at Warwick Manor, Inc.                                                  East New Market, MD  21631
                                                                         (410) 943-8108

Charter Behavioral Health System    Georgia              58-1513304      240 Mitchell Bridge Road
 of Athens, Inc.                                                         Athens, GA  30606
                                                                         (404) 546-7277

Charter Behavioral Health System    Texas                58-1440665      8402 Cross Park Drive
 of Austin, Inc.                                                         Austin, TX  78754
                                                                         (512) 837-1800

Charter Behavioral Health System    Texas                76-0430571      709 Medical Center Boulevard
 of Baywood, Inc.                                                        Webster, TX  77598
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

Charter Behavioral Health System    Florida              58-1527678      1324 37th Avenue, E.
 of Bradenton, Inc.                                                      Bradenton, FL  34208
                                                                         (813) 746-1388

Charter Behavioral Health System    California           95-4470774      3414 Peachtree Rd., N.E., Suite 1400
 of Canoga Park, Inc.                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Georgia              58-1408670      3500 Riverside Drive
 of Central Georgia, Inc.                                                Macon, GA  31210
                                                                         (912) 474-6200

Charter Behavioral Health System    South Carolina       58-1761157      2777 Speissegger Drive
 of Charleston, Inc.                                                     Charleston, SC  29405-8299
                                                                         (803) 747-5830

Charter Behavioral Health System    Virginia             58-1616917      2101 Arlington Boulevard
 of Charlottesville, Inc.                                                Charlottesville, VA
                                                                           22903-1593
                                                                         (804) 977-1120

Charter Behavioral Health System    Illinois             58-1315760      4700 North Clarendon Avenue
 of Chicago, Inc.                                                        Chicago, IL  60640
                                                                         (312) 728-7100

Charter Behavioral Health System    California           58-1473063      3414 Peachtree Rd., N.E., Suite 1400
 of Chula Vista, Inc.                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Missouri             61-1009977      200 Portland Street
 of Columbia, Inc.                                                       Columbia, MO  65201
                                                                         (314) 876-8000

Charter Behavioral Health System    Texas                58-1513305      3126 Rodd Field Road
 of Corpus Christi, Inc.                                                 Corpus Christi, TX  78414
                                                                         (512) 993-8893

Charter Behavioral Health System    Texas                58-1513306      6800 Preston Road
 of Dallas, Inc.                                                         Plano, TX  75024
                                                                         (214) 964-3939

Charter Behavioral Health System    Indiana              35-1916338      7200 East Indiana
 of Evansville, Inc.                                                     Evansville, IN  47715
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

Charter Behavioral Health System    Texas                58-1643151      6201 Overton Ridge Blvd.
 of Fort Worth, Inc.                                                     Fort Worth, TX  76132
                                                                         (817) 292-6844

Charter Behavioral Health System    Mississippi          58-1616919      East Lakeland Drive
 of Jackson, Inc.                                                        Jackson, MS  39208
                                                                         (601) 939-9030

Charter Behavioral Health System    Florida              58-1483015      3947 Salisbury Road
 of Jacksonville, Inc.                                                   Jacksonville, FL  32216
                                                                         (904) 296-2447

Charter Behavioral Health System    Indiana              35-1916342      3414 Peachtree Rd., N.E., Suite 1400
 of Jefferson, Inc.                                                      Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Kansas               58-1603154      8000 West 127th Street
 of Kansas City, Inc.                                                    Overland Park, KS  66213
                                                                         (913) 897-4999

Charter Behavioral Health System    Louisiana            72-0686492      310 Youngsville Highway
 of Lafayettte, Inc.                                                     Lafayette, LA  70508
                                                                         (317) 448-6999

Charter Behavioral Health System    Louisiana            62-1152811      4250 Fifth Avenue, South
 of Lake Charles, Inc.                                                   Lake Charles, LA  70605
                                                                         (318) 474-6133

Charter Behavioral Health System    California           33-0606647      3414 Peachtree Rd., N.E., Suite 1400
 of Lakewood, Inc.                                                       Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Indiana              35-1916343      3714 S. Franklin Street
 of Michigan City, Inc.                                                  Michigan City, IN  46360
                                                                         (219) 872-0531

Charter Behavioral Health System    Alabama              58-1569921      5800 Southland Drive
 of Mobile, Inc.                                                         Mobile, AL  36609
                                                                         (205) 661-3001

Charter Behavioral Health System    New Hampshire        02-0470752      29 Northwest Boulevard
 of Nashua, Inc.                                                         Nashua, NH  03063
                                                                         (603) 886-5000

Charter Behavioral Health System    Nevada               58-1321317      7000 West Spring Mountain Rd.
 of Nevada, Inc.                                                         Las Vegas, NV  89117
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

Charter Behavioral Health System    New Mexico           58-1479480      5901 Zuni Road, SE
 of New Mexico, Inc.                                                     Albuquerque, NM  87108
                                                                         (505) 265-8800

Charter Behavioral Health System    California           58-1857277      101 Cirby Hills Drive
 of Northern California, Inc.                                            Roseville, CA  95678
                                                                         (916) 969-4666

Charter Behavioral Health System    Arkansas             58-1449455      4253 Crossover Road
 of Northwest Arkansas, Inc.                                             Fayetteville, AR  72703
                                                                         (501) 521-5731

Charter Behavioral Health System    Indiana              58-1603160      101 West 61st Avenue
 of Northwest Indiana, Inc.                                              State Road 51
                                                                         Hobart, IN  46342
                                                                         (219) 947-4464

Charter Behavioral Health System    Kentucky             61-1006115      435 Berger Road
 of Paducah, Inc.                                                        Paducah, KY  42002-7609
                                                                         (502) 444-0444

Charter Behavioral Health System    Illinois             36-3946945      3414 Peachtree Rd., N.E., Suite 1400
 of Rockford, Inc.                                                       Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    California           58-1747020      455 Silicon Valley Boulevard
 of San Jose, Inc.                                                       San Jose, CA  95138
                                                                         (408) 224-2020

Charter Behavioral Health System    Georgia              58-1750583      1150 Cornell Avenue
 of Savannah, Inc.                                                       Savannah, GA  31406
                                                                         (912) 354-3911

Charter Behavioral Health System    California           58-1366605      3414 Peachtree Rd., N.E., Suite 1400
 of Southern California, Inc.                                            Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Florida              58-1616916      4004 North Riverside Drive
 of Tampa Bay, Inc.                                                      Tampa, FL  33603
                                                                         (813) 238-8671

Charter Behavioral Health System    Arkansas             71-0752815      801 Arkansas Boulevard
 of Texarkana, Inc.                                                      Texarkana, AR  75502
                                                                         (501) 773-3131

Charter Behavioral Health System    California           95-2685883      2055 Kellogg Drive
 of the Inland Empire, Inc.                                              Corona, CA  91719
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

Charter Behavioral Health System    Ohio                 58-1731068      1725 Timberline Road
 of Toledo, Inc.                                                         Maumee, Ohio 43537
                                                                         (419) 891-9333

Charter Behavioral Health System    Arizona              86-0757462      7220 E. Rosewood Street
 of Tucson, Inc.                                                         Tucson, AZ  85710
                                                                         (602) 296-2828

Charter Behavioral Health System    North Carolina       56-1050502      3637 Old Vineyard Road
 of Winston-Salem, Inc.                                                  Winston-Salem, NC  27104
                                                                         (919) 768-7710

Charter Behavioral Health System    Virginia             54-1703071      3414 Peachtree Rd., N.E., Suite 1400
 of Virginia Beach, Inc.                                                 Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    California           33-0606644      1100 S. Akers
 of Visalia, Inc.                                                        Visalia, CA  93277
                                                                         (209) 627-3301

Charter Behavioral Health System    Minnesota            41-1775626      109 North Shore Drive
 of Waverly, Inc.                                                        Waverly, MN  55390
                                                                         (612) 658-4811

Charter Behavioral Health System    California           33-0606646      3414 Peachtree Rd., N.E., Suite 1400
 of Yorba Linda, Inc.                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health           Georgia              58-1900736      3414 Peachtree Rd., N.E., Suite 1400
 Systems of Atlanta, Inc.                                                Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Brawner Behavioral          Georgia              58-0979827      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

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

Charter Centennial Peaks            Colorado             58-1761037      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Colonial Institute,         Virginia             58-1492652      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Community Hospital,         California           58-1398708      21530 South Pioneer Boulevard
 Inc.                                                                    Hawaiian Gardens, CA  90716
                                                                         (310) 860-0401

Charter Community Hospital          Iowa                 58-1523702      3414 Peachtree Rd., N.E., Suite 1400
 of Des Moines, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Contract Services, Inc.     Georgia              58-2100699      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Cove Forge Behavioral       Pennsylvania         25-1730464      New Beginnings Road
 Health System, Inc.                                                     Williamsburg, PA  16693
                                                                         (814) 832-2121

Charter Crescent Pines Behavioral   Georgia              58-1249663      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Fairbridge                  Maryland             52-1866218      14907 Broschart Road
 Behavioral Health System, Inc.                                          Rockville, MD  20850
                                                                         (301) 251-4565

Charter Fairmount Behavioral        Pennsylvania         58-1616921      561 Fairthorne Avenue
 Health System, Inc.                                                     Philadelphia, PA  19128
                                                                         (215) 487-4000

Charter Fenwick Hall                South Carolina       57-0995766      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Financial Offices, Inc.     Georgia              58-1527680      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Forest Behavioral           Louisiana            58-1508454      9320 Linwood Avenue
 Health System, Inc.                                                     Shreveport, LA  71106
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

Charter Grapevine Behavioral        Texas                58-1818492      2300 William D. Tate Ave.
 Health System, Inc.                                                     Grapevine, TX  76051
                                                                         (817) 481-1900

Charter Greensboro Behavioral       North Carolina       58-1335184      700 Walter Reed Drive
 Health System, Inc.                                                     Greensboro, NC  27403
                                                                         (919) 852-4821

Charter Health Management           Texas                58-2025056      3414 Peachtree Rd., N.E., Suite 1400
 of Texas, Inc.                                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of                 Ohio                 58-1598899      3414 Peachtree Rd., N.E., Suite 1400
 Columbus, Inc.                                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of Denver,         Colorado             58-1662413      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of Ft. Collins,    Colorado             58-1768534      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of Laredo, Inc.    Texas                58-1491620      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of Miami,          Florida              61-1061599      11100 N.W. 27th Street
 Inc.                                                                    Miami, FL  33172
                                                                         (305) 591-3230

Charter Hospital of Mobile,         Alabama              58-1318870      251 Cox Street
 Inc.                                                                    Mobile, AL  36604
                                                                         (205) 432-4111

Charter Hospital of Northern        New Jersey           58-1852138      3414 Peachtree Rd., N.E., Suite 1400
 New Jersey, Inc.                                                        Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of Santa           New Mexico           58-1584861      3414 Peachtree Rd., N.E., Suite 1400
 Teresa, Inc.                                                            Atlanta, GA  30326
                                                                         (404) 841-9200







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

Charter Hospital of St. Louis,      Missouri             58-1583760      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Hospital of Torrance,       California           58-1402481      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Indianapolis Behavioral     Indiana              58-1674291      5602 Caito Drive
 Health System, Inc.                                                     Indianapolis, IN  46226
                                                                         (317) 545-2111

Charter Lafayette Behavioral        Indiana              58-1603158      3700 Rome Drive
 Health System, Inc.                                                     Lafayette, IN  47905
                                                                         (317) 448-6999

Charter Lakehurst                   New Jersey           22-3286879      440 Beckerville Road
 Behavioral Health System, Inc.                                          Lakehurst, NJ  08733
                                                                         (908) 657-4800

Charter Lakeside Behavioral         Tennessee            62-0892645      2911 Brunswick Road
 Health System, Inc.                                                     Memphis, TN  38134
                                                                         (901) 377-4700

Charter Laurel Heights              Georgia              58-1558212      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Laurel Oaks Behavioral      Florida              58-1483014      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Linden Oaks                 Illinois             36-3943776      852 West Street
 Behavioral Health System, Inc.                                          Naperville, IL  60540
                                                                         (708) 305-5500

Charter Little Rock Behavioral      Arkansas             58-1747019      1601 Murphy Drive
 Health System, Inc.                                                     Maumelle, AR  72113
                                                                         (501) 851-8700

Charter Louisville Behavioral       Kentucky             58-1517503      1405 Browns Lane
 Health System, Inc.                                                     Louisville, KY  40207
                                                                         (502) 896-0495

Charter MOB of                      Virginia             58-1761158      1023 Millmont Avenue
 Charlottesville, Inc.                                                   Charlottesville, VA  22901
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

Charter Meadows                     Maryland             52-1866216      730 Maryland, Route 3
 Behavioral Health System, Inc.                                          Gambrills, MD  21054
                                                                         (410) 923-6022

Charter Medfield Behavioral         Florida              58-1705131      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical - California,       Georgia              58-1357345      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical - Clayton           Georgia              58-1579404      3414 Peachtree Rd., N.E., Suite 1400
 County, Inc.                                                            Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical - Cleveland,        Texas                58-1448733      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical - Dallas,           Texas                58-1379846      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical - Long              California           58-1366604      6060 Paramount Boulevard
 Beach, Inc.                                                             Long Beach, CA  90805
                                                                         (310) 220-1000

Charter Medical - New York,         New York             58-1761153      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical (Cayman             Cayman Islands, BWI  58-1841857      Caledonian Bank & Trust
 Islands)                                                                Swiss Bank Building
                                                                         Georgetown-Grand Cayman
                                                                         Cayman Islands
                                                                         (809) 949-0050

Charter Medical Executive           Georgia              58-1538092      3414 Peachtree Rd., N.E., Suite 1400
 Corporation                                                             Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical Information         Georgia              58-1530236      3414 Peachtree Rd., N.E., Suite 1400
 Services, Inc.                                                          Atlanta, GA  30326
                                                                         (404) 841-9200





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

Charter Medical International,      Cayman Islands, BWI  N/A             Caledonian Bank & Trust
 Inc.                                                                    Swiss Bank Building
                                                                         Georgetown-Grand Cayman
                                                                         Cayman Islands
                                                                         (809) 949-0050

Charter Medical International,      Nevada               58-1605110      3414 Peachtree Rd., N.E., Suite 1400
 S.A., Inc.                                                              Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical Management          Georgia              58-1195352      3414 Peachtree Rd., N.E., Suite 1400
 Company                                                                 Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical of East             Arizona              58-1643158      2190 N. Grace Boulevard
 Valley, Inc.                                                            Chandler, AZ  85224-2195
                                                                         (602) 899-8989

Charter Medical of England, Ltd.    United Kingdom       N/A             111 Kings Road
                                                                         SW3 4PB
                                                                         London, England
                                                                         44-71-351-1272

Charter Medical of Florida, Inc.    Florida              58-2100703      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200


Charter Medical of North            Arizona              58-1643154      6015 W. Peoria Avenue
 Phoenix, Inc.                                                           Glendale, AZ  85302
                                                                         (602) 878-7878

Charter Medical of Orange           Florida              58-1615673      3414 Peachtree Rd., N.E., Suite 1400
 County, Inc.                                                            Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Medical of Puerto           Commonwealth of      58-1208667      Caso Building, Suite 1504
 Rico, Inc.                          Puerto Rico                         1225 Ponce De Leon Avenue
                                                                         Santurce, P.R.  00907
                                                                         (809) 723-8666

Charter Mental Health               Florida              58-2100704      3414 Peachtree Rd., N.E., Suite 1400
 Options, Inc.                                                           Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Mid-South Behavioral        Tennessee            58-1860496      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200


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

Charter Milwaukee Behavioral        Wisconsin            58-1790135      11101 West Lincoln Avenue
 Health System, Inc.                                                     West Allis, WI  53227
                                                                         (414) 327-3000

Charter Mission Viejo Behavioral    California           58-1761156      23228 Madero
 Health System, Inc.                                                     Mission Viejo, CA  92691
                                                                         (714) 830-4800

Charter North Behavioral            Alaska               58-1474550      2530 DeBarr Road
 Health System, Inc.                                                     Anchorage, AK  99508-2996
                                                                         (907) 258-7575

Charter Northbrooke                 Wisconsin            39-1784461      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter North Counseling            Alaska               58-2067832      2530 DeBarr Road
 Center, Inc.                                                            Anchorage, AL  99508-2996
                                                                         (907) 258-7575

Charter Northridge Behavioral       North Carolina       58-1463919      400 Newton Road
 Health System, Inc.                                                     Raleigh, NC  27615
                                                                         (919) 847-0008

Charter Northside Hospital,         Georgia              58-1440656      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Oak Behavioral              California           58-1334120      1161 East Covina Boulevard
 Health System, Inc.                                                     Covina, CA  91724
                                                                         (818) 966-1632

Charter of Alabama, Inc.            Alabama              63-0649546      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Macon, Georgia  31298
                                                                         (404) 841-9200

Charter Palms Behavioral            Texas                58-1416537      1421 E. Jackson Avenue
 Health System, Inc.                                                     McAllen, TX  78502
                                                                         (512) 631-5421

Charter Peachford Behavioral        Georgia              58-1086165      2151 Peachford Road
 Health System, Inc.                                                     Atlanta, GA  30338
                                                                         (404) 455-3200

Charter Pines Behavioral            North Carolina       58-1462214      3621 Randolph Road
 Health System, Inc.                                                     Charlotte, NC  28211
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

Charter Plains Behavioral           Texas                58-1462211      801 N. Quaker Avenue
 Health System, Inc.                                                     Lubbock, TX  79416
                                                                         (806) 744-5505

Charter-Provo School, Inc.          Utah                 58-1647690      4501 North University Ave.
                                                                         Provo, UT  84604
                                                                         (801) 227-2000

Charter Psychiatric Hospitals,      Delaware             58-1852072      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Real Behavioral             Texas                58-1485897      8550 Huebner Road
 Health System, Inc.                                                     San Antonio, TX  78240
                                                                         (512) 699-8585

Charter Regional Medical            Texas                74-1299623      3414 Peachtree Rd., N.E., Suite 1400
 Center, Inc.                                                            Atlanta, Georgia  30326
                                                                         (404) 841-9200

Charter Richmond Behavioral         Virginia             58-1761160      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Ridge Behavioral            Kentucky             58-1393063      3050 Rio Dosa Drive
 Health System, Inc.                                                     Lexington, KY  40509
                                                                         (606) 269-2325

Charter Rivers Behavioral           South Carolina       58-1408623      2900 Sunset Boulevard
 Health System, Inc.                                                     West Columbia, SC  29169
                                                                         (803) 796-9911

Charter San Diego Behavioral        California           58-1669160      11878 Avenue of Industry
 Health System, Inc.                                                     San Diego, CA  92128
                                                                         (619) 487-3200

Charter Serenity Lodge              Virginia             54-1703066      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Sioux Falls Behavioral      South Dakota         58-1674278      2812 South Louise Avenue
 Health System, Inc.                                                     Sioux Falls, SD  57106
                                                                         (605) 361-8111

Charter South Bend Behavioral       Indiana              58-1674287      6704 North Main Street
 Health System, Inc.                                                     Granger, IN  46530
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

Charter Springs Behavioral          Florida              58-1517461      3130 S.W. 27th Avenue
 Health System, Inc.                                                     Ocala, FL  32674
                                                                         (904) 237-7293

Charter Springwood                  Virginia             58-2097829      Route 4, Box 50
 Behavioral Health System, Inc.                                          Leesburg, VA  22075
                                                                         (703) 777-0800

Charter Suburban Hospital           Texas                75-1161721      3414 Peachtree Rd., N.E., Suite 1400
 of Mesquite, Inc.                                                       Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Terre Haute Behavioral      Indiana              58-1674293      1400 Crossing Boulevard
 Health System, Inc.                                                     Terre Haute, IN  47802
                                                                         (812) 299-4196

Charter Thousand Oaks Behavioral    California           58-1731069      150 Via Merida
 Health System, Inc.                                                     Thousand Oaks, CA  91361
                                                                         (805) 495-3292

Charter Tidewater                   Virginia             54-1703069      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Treatment Center of         Michigan             58-2025057      3414 Peachtree Rd., N.E., Suite 1400
 Michigan, Inc.                                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Westbrook Behavioral        Virginia             54-0858777      1500 Westbrook Avenue
 Health System, Inc.                                                     Richmond, VA  23227
                                                                         (804) 266-9671

Charter White Oak                   Maryland             52-1866223      Post Office Box 56
 Behavioral Health System, Inc.                                          1441 Taylors Island Road
                                                                         Woolford, MD  21677
                                                                         (410) 228-7000

Charter Wichita Behavioral          Kansas               58-1634296      8901 East Orme
 Health System, Inc.                                                     Wichita, KS  67207
                                                                         (316) 686-5000

Charter Woods Behavioral            Alabama              58-1330526      700 Cottonwood Road
 Health System, Inc.                                                     Dothan, AL  36301
                                                                         (205) 794-4357

Charter Woods Hospital, Inc.        Alabama              58-2102628      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200


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

Charterton/LaGrange, Inc.           Kentucky             61-0882911      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Desert Springs Hospital, Inc.       Nevada               88-0117696      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, Georgia  30326
                                                                         (404) 841-9200

Employee Assistance Services,       Georgia              58-1501282      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Florida Health Facilities,          Florida              58-1860493      21808 State Road 54
 Inc.                                                                    Lutz, FL  33549
                                                                         (813) 948-2441

Gulf Coast EAP Services, Inc.       Alabama              58-2101394      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Gwinnett Immediate Care             Georgia              58-1456097      3414 Peachtree Rd., N.E., Suite 1400
 Center, Inc.                                                            Atlanta, GA  30326
                                                                         (404) 841-9200

HCS, Inc.                           Georgia              58-1527679      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Holcomb Bridge Immediate            Georgia              58-1374463      3414 Peachtree Rd., N.E., Suite 1400
 Care Center, Inc.                                                       Atlanta, GA  30326
                                                                         (404) 841-9200

Hospital Investors, Inc.            Georgia              58-1182191      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Mandarin Meadows, Inc.              Florida              58-1761155      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Metropolitan Hospital, Inc.         Georgia              58-1124268      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Middle Georgia Hospital, Inc.       Georgia              58-1121715      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200



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

NEPA - Massachusetts, Inc.          Massachusetts        58-2116751      #6 Courthouse Lane
                                                                         Chelmsford, MA  01863
                                                                         (508) 441-2332

NEPA - New Hampshire, Inc.          New Hampshire        58-2116398      29 Northwest Boulevard
                                                                         Nashua, NH  03063
                                                                         (603) 886-5000

Pacific-Charter Medical, Inc.       California           58-1336537      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Peachford Professional              Georgia              58-2100700      3414 Peachtree Rd., N.E., Suite 1400
 Network, Inc.                                                           Atlanta, GA  30326
                                                                         (404) 841-9200

Rivoli, Inc.                        Georgia              58-1686160      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Schizophrenia Treatment and         Georgia              58-1672912      209 Church Street
 Rehabilitation, Inc.                                                    Decatur, GA  30030
                                                                         (404) 377-1986

Shallowford Community Hospital,     Georgia              58-1175951      3414 Peachtree Rd., N.E., Suite 1400
 Inc.                                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Sistemas De Terapia                 Georgia              58-1181077      3414 Peachtree Rd., N.E., Suite 1400
 Respiratoria, S.A., Inc.                                                Atlanta, GA  30326
                                                                         (404) 841-9200

Stuart Circle Hospital              Virginia             54-0855184      3414 Peachtree Rd., N.E., Suite 1400
 Corporation                                                             Atlanta, GA  30326
                                                                         (404) 841-9200

Western Behavioral                  California           58-1662416      3414 Peachtree Rd., N.E., Suite 1400
 Systems, Inc.                                                           Atlanta, GA  30326
                                                                         (404) 841-9200

(1)  The Additional Registrants listed are wholly-owned subsidiaries of the Registrant and are guarantors of the Registrant's 11 1/4% Series A Senior Subordinated Notes due 2004.  The Additional Registrants have been conditionally exempted, pursuant to Section 12(h) of the Securities Exchange Act of 1934, from filing reports under Section 13 of the Securities Exchange Act of 1934.








                          CHARTER MEDICAL CORPORATION
                          ANNUAL REPORT ON FORM 10-K

                     For the Year Ended September 30, 1994

                               Table of Contents

                                                                     Page

                                    PART I

   Item  1.      Business.......................................     I-3
   Item  2.      Properties.....................................     I-18
   Item  3.      Legal Proceedings..............................     I-18
   Item  4.      Submission of Matters to a Vote of
                  Security Holders..............................     I-18

                                    PART II

   Item  5.      Market Price for Registrant's Common Equity
                  and Related Stockholder Matters...............    II-1
   Item  6.      Selected Financial Data........................    II-1
   Item  7.      Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations....................................    II-3
   Item  8.      Financial Statements and Supplementary Data....    II-13
   Item  9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure........    II-13

                                   PART III

   Item 10.      Directors and Executive Officers of the
                  Registrant....................................   III-1
   Item 11.      Executive Compensation.........................   III-1
   Item 12.      Security Ownership of Certain Beneficial
                  Owners and Management.........................   III-1
   Item 13.      Certain Relationships and Related Trans-
                  actions.......................................   III-1

                                    PART IV

   Item 14.      Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.......................    IV-1

                                    PART I


Item 1.  Business

General

     Charter Medical Corporation (the "Company") is a behavioral healthcare company. As of September 30, 1994, the Company operated 98 acute care psychiatric hospitals, three residential treatment centers and one physician outpatient practice with an aggregate capacity of 8,908 licensed beds. Additionally, 92 of the Company's hospitals operate partial hospitalization programs, and the Company operates 150 outpatient centers, staffed by mental health professionals. Between September 30, 1994 and November 30, 1994, the Company acquired 13 additional facilities. In this report, the Company uses the term "psychiatric hospitals" or "hospitals" to refer to the 98 facilities licensed as acute care psychiatric hospitals, the three facilities licensed as residential treatment centers and the physician outpatient practice. A residential treatment center offers less intensive and longer stay services than do acute care psychiatric hospitals.

     The Company's business strategy is to develop and operate integrated behavioral healthcare delivery systems in certain markets in which it presently operates one or more hospitals and in selected other markets in which the Company does not presently operate a hospital. The integrated delivery systems that the Company is developing offer a comprehensive range of behavioral healthcare services including inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment, and residential and other less intensive services. The Company is establishing such systems by using its hospitals as a base and by arranging for other services through acquisitions, contracts or affiliations with physicians, psychologists and other mental health professionals and, in some markets, with general acute care hospitals and other institutional healthcare providers.
The Company is also developing information systems that will assist in the integration of the financing and delivery of behavioral healthcare services.

Recent Developments

     Acquisition of Hospitals

     As of March 29, 1994 the Company entered into two agreements with National Medical Enterprises, Inc. ("NME") providing for the purchase by the Company of substantially all of the assets of 36 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets. Under a consent order that has been conditionally approved by the Federal Trade Commission, the Company has agreed not to acquire six of such facilities; the Company and NME subsequently agreed that the Company will not acquire one facility. The remaining 40 facilities (the "Acquired Hospitals") have, as of November 30, 1994, been acquired (the "Acquisition") by subsidiaries of the Company. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals. The Acquired Hospitals have an aggregate capacity of 2,873 licensed beds and are located in 19 states. For their fiscal year ended May 31, 1994, the Acquired Hospitals had net revenue of approximately $315.1 million.

     On June 30, 1994, the Company completed the purchase of 27 of the Acquired Hospitals for a cash purchase price of approximately $129.6 million, which included approximately $39.3 million, subject to adjustment, for the net working capital of the facilities. On October 31, 1994, the Company completed the purchase of three additional Acquired Hospitals for a cash purchase price of approximately $5 million, which included approximately $2.2 million related to the net working capital of the facilities. On November 30, 1994, the Company completed the purchase of the remaining ten Acquired Hospitals for a cash purchase price of approximately $36.8 million, including approximately $9.5 million related to the net working capital of the ten Acquired
Hospitals. The Company accounted for the Acquisition using the purchase method of accounting.

     Debt Refinancing

     In order to finance the Acquisition and to refinance substantially all of the Company's outstanding long-term debt, on May 2, 1994 the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregated committed amount of $300 million (the "Revolving Credit Agreement") and issued $375 million of 11.25% Series A Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. (See Note 6 of the Company's Consolidated Financial Statements.)

Sale of General Hospitals

     On September 30, 1993, the Company sold its general hospitals and related assets to Quorum, Inc., for approximately $338 million. The Company retained the assets and liabilities relating to these hospitals for professional liability claims incurred and cost report settlements for periods prior to September 30, 1993.

     For fiscal 1993, the general hospitals had net revenue of approximately $347 million, a net loss of approximately $15 million, and admissions and patient days of 39,669 and 205,843, respectively. In 1993, the Company restated its consolidated financial statements to reflect the sales of the general hospitals and its interest in a non-hospital subsidiary as discontinued operations.

Financial Restructuring

     In its 1992 fiscal year, the Company completed a restructuring of its debt and equity capitalization (the "Restructuring") pursuant to a prepackaged plan of reorganization filed under chapter 11 of the United States Bankruptcy Code (the "Plan"), which became effective on July 21, 1992. As a result of the Restructuring, the Company's long-term debt was reduced by approximately $700 million and its redeemable preferred stock of $233 million was eliminated. The holders of the debt and preferred stock that were reduced or eliminated received approximately 97% of the Company's common stock outstanding on July 21, 1992.

Psychiatric Hospital Operations

     The Company's psychiatric hospitals operated on September 30, 1994 are located in well-populated urban and suburban locations in 31 states and two foreign countries. Thirteen of the Company's hospitals are affiliated with medical schools for residency and other post-graduate teaching programs.

     Following are financial and statistical results from operations of hospitals which are included in the Company's consolidated financial statements:


                                Selected Psychiatric Hospital Operating Data
                                                    Fiscal Year ended September 30
                                      1990          1991          1992          1993          1994

Number of Psychiatric Hospitals..         91            80            79            74           101
Bed Capacity:
  Licensed Beds..................      8,124         7,310         7,228         6,902         8,908
  Average Licensed Beds..........      7,660         7,284         7,288         7,145         7,468
Licensed Bed Days................  2,795,793     2,658,760     2,667,428     2,607,996     2,725,679
Net Revenue (In Thousands)(1)....   $893,105      $838,167      $875,776      $853,792      $850,575
Total Patient Days(2)............  1,768,387     1,494,844     1,430,815     1,373,835     1,383,388
Total Equivalent Patient Days(3).  1,818,634     1,551,180     1,508,716     1,481,221     1,527,855
Net Revenue/Equivalent Patient
 Day(3)..........................       $491          $540          $580          $576          $557
Admissions.......................     74,254        73,120        81,311        86,794       102,802
Average Length of Stay (Days)....       23.7          20.4          17.8          15.8          13.6
Private Pay and Other Sources/
 Gross Revenue(4)................         74%           70%           65%           56%           49%
Government Programs/Gross
 Revenue(4)(5)...................         26%           30%           35%           44%           51%
_____________

(1) Includes inpatient and outpatient revenue.
(2) Provision of care to one patient for one day.
(3) Represents inpatient days adjusted to reflect outpatient utilization, computed by dividing patient charges by inpatient charges per day.
(4) Gross Revenue is revenue before deducting contractual allowances and discounts from established billing rates. Gross Revenue is not separately identified in the Company's Consolidated Statements of Operations; instead, Net Revenue in the Consolidated Statements of Operations reflects gross revenue after deductions for contractual allowances and discounts from established billing rates.
(5) Government Programs include Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), which provides payment for medical services to military dependents and retired military personnel.


     Most of the Company's hospitals offer a full continuum of behavioral care in their service area. The continuum includes inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services.

     The Company's hospitals provide structured and intensive treatment programs for mental health, and alcohol and drug dependency disorders in children, adolescents and adults. The specialization of programs enables the clinical staff to provide care that is specific to the patient's needs and facilitates monitoring the patient's progress. A typical treatment program of the Company integrates physicians and other patient-care professionals with structured activities, providing patients with testing, adjunctive therapies (occupational, recreational and other), group therapy, individual therapy and educational programs. A treatment program includes one or more of the types of treatment settings provided by the Company's continuum of care. For those patients who do not have a personal psychiatrist or other specialist, the hospital refers the patient to a member of its medical staff.

     A significant portion of hospital admissions are provided by physician referrals, and professional relationships are an important aspect of the Company's ongoing business. Management believes that the quality of the Company's treatment programs, staff employees and physical facilities are important factors in maintaining good professional relationships.

     The Company's hospitals work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that come in contact with individuals who may need treatment for mental illness or substance abuse. A portion of the Company's marketing efforts are directed at increasing general awareness of mental health and addictive disease and the services offered by the Company's hospitals.

     In addition to receiving hospital admissions from physicians, other healthcare professionals and community agencies, the Company's hospitals also seek to provide services to persons covered by managed care plans by offering a continuum of care that is conducive to cost-effective care management and, in certain cases, a capitated or other at-risk payment methods.

Seasonality

     The Company's business is seasonal in nature, with a reduced demand for certain services generally occurring in the fourth fiscal quarter and around major holidays, such as Thanksgiving and Christmas.

Related Businesses

     As part of the Company's business strategy, the Company in fiscal 1993 and 1994, (i) acquired a company that develops information systems relating to the financing and delivery of behavioral healthcare services; (ii) acquired a company that provides outpatient treatment for schizophrenia patients; and
(iii) organized a subsidiary, Group Practice Affiliates, Inc., that acquires or manages professional group practices. Group Practice Affiliates, Inc. has acquired one such practice and a related managed behavioral care company and has entered into agreements or letters of intent to acquire two additional practices. To date, the activities of these subsidiaries have not been material to the Company.

Hospital Properties

     The following table provides information relating to the 101 hospitals operated by the Company as of September 30, 1994. Each hospital is operated by a wholly-owned subsidiary of the Company, except for the hospital located in Naperville, Illinois which is 75% owned by the Company.


                                                                         Number of  Date of Acquisition
                                             State/                      Licensed       or Opening
Name                                         Country        City           Beds       by the Company

Charter Woods Behavioral Health
 System ("BHS")(2)                            Alabama       Dothan           75     June 1980
Charter Academy of Mobile(2)(3)               Alabama       Mobile           72     September 1987
Charter Behavioral Health
 System ("CBHS") of Mobile(4)                 Alabama       Mobile           84     June 1978
Charter North BHS(2)                          Alaska        Anchorage        74     May 1984
CBHS of Arizona/East Valley(2)                Arizona       Chandler         80     June 1987
CBHS of Arizona/Glendale(2)                   Arizona       Glendale         90     May 1987
CBHS of Arizona/Tucson                        Arizona       Tucson           60     June 1994
CBHS of Northwest Arkansas(2)                 Arkansas      Fayetteville     65     March 1983
CBHS of Little Rock(2)                        Arkansas      Maumelle         60     May 1990
CBHS of Texarkana                             Arkansas      Texarkana        60     June 1994
CBHS of Southern California/Palm Springs      California    Cathedral City   80     June 1994
CBHS of Southern California/Corona(2)         California    Corona           92     December 1978
CBHS of Southern California/Charter Oak(2)    California    Covina           95     September 1980
CBHS of Southern California/Mission Viejo(2)  California    El Toro          80     April 1990
CBHS of San Diego/API                         California    La Mesa          62     June 1994
CBHS of Southern California/Long Beach(4)     California    Long Beach      227     January 1980
CBHS of Northern California                   California    Roseville        80     August 1988
CBHS of San Diego                             California    San Diego        80     May 1988
CBHS of Northern California/San Jose          California    San Jose         80     June 1994
CBHS of Southern California/Thousand Oaks(2)  California    Thousand Oaks    80     March 1990
CBHS of Central California/Visalia            California    Visalia          64     June 1994
CBHS at Centennial Peaks(4)                   Colorado      Louisville       72     June 1994
Charter Clinic Chelsea(4)                     England       London           45     July 1980
Charter Nightingale                           England       London           78     February 1987
CBHS of Tampa Bay at Manatee Palms            Florida       Bradenton        72     June 1994
Charter Glade BHS(2)                          Florida       Ft. Myers       154     August 1983
CBHS of Jacksonville(2)                       Florida       Jacksonville     64     January 1987
CBHS Orlando(2)                               Florida       Kissimmee        60     July 1989
CBHS of Tampa Bay at Pasco(2)                 Florida       Lutz             72     March 1990
CBHS of South Florida(2)                      Florida       Miami            88     October 1986
Charter Springs BHS(2)                        Florida       Ocala            92     October 1985
CBHS of Tampa Bay at Tampa(2)                 Florida       Tampa           146     July 1985
CBHS of Athens(2)                             Georgia       Athens           80     July 1985
CBHS of Atlanta at Peachford(2)               Georgia       Atlanta         224     January 1974
Charter Augusta BHS(2)                        Georgia       Augusta          63     January 1987
CBHS of Central Georgia(2)                    Georgia       Macon           118     September 1982
Charter Savannah BHS(2)                       Georgia       Savannah        112     July 1972
Charter By-the-Sea BHS(2)                     Georgia       St. Simons      101     September 1982
CBHS of Chicago(2)                            Illinois      Chicago         123     March 1978
Linden Oaks(1)(4)                             Illinois      Naperville       92     June 1994
CBHS of Indiana/Evansville                    Indiana       Evansville       60     June 1994
Charter Beacon BHS(2)                         Indiana       Fort Wayne       97     September 1985
Charter South Bend BHS(2)                     Indiana       Granger          60     January 1990


                                                  I-7


                                                                         Number of  Date of Acquisition
                                             State/                      Licensed       or Opening
Name                                         Country        City           Beds       by the Company

CBHS of Northwest Indiana(2)               Indiana          Hobart           60     January 1990
Charter Indianapolis BHS(2)                Indiana          Indianapolis     80     March 1990
Charter Lafayette BHS(2)                   Indiana          Lafayette        64     September 1986
CBHS of Indiana/Michigan City              Indiana          Michigan City    89     June 1994
Charter Terre Haute BHS                    Indiana          Terre Haute      66     March 1988
CBHS of Kansas City(2)                     Kansas           Overland Park    80     November 1986
Charter Wichita BHS(2)                     Kansas           Wichita          80     November 1986
Charter Ridge BHS(2)                       Kentucky         Lexington       110     August 1982
Charter Louisville BHS(2)                  Kentucky         Louisville       66     October 1978
CBHS of Paducah(2)                         Kentucky         Paducah          80     July 1985
CBHS at Acadian Oaks                       Louisiana        Lafayette        70     June 1994
CBHS of Lake Charles(2)                    Louisiana        Lake Charles     60     July 1985
Charter Forest BHS(2)                      Louisiana        Shreveport       83     July 1985
CBHS of Maryland at Hidden Brook           Maryland         Bel Air          51     June 1994
CBHS of Chesapeake/Warwick(4)              Maryland         East New Market  42     June 1994
CBHS of Maryland at Meadows                Maryland         Gambrills        60     June 1994
CBHS of Maryland at Fairbridge(4)          Maryland         Rockville        60     June 1994
CBHS of Maryland at Potomac Ridge(4)       Maryland         Rockville        97     June 1994
CBHS of Chesapeake/White Oak(4)            Maryland         Woolford         40     June 1994
CBHS of Waverly                            Minnesota        Waverly          40     June 1994
CBHS of Mississippi(2)                     Mississippi      Jackson         111     July 1985
CBHS of Columbia(2)                        Missouri         Columbia         96     December 1984
CBHS of Nevada(2)                          Nevada           Las Vegas        84     April 1986
Charter Brookside BHS of New England       New Hampshire    Nashua          100     June 1994
CBHS of New Jersey/Lakehurst               New Jersey       Lakehurst        24     June 1994
CBHS of New Jersey/Summit                  New Jersey       Summit          150     June 1994
CBHS of New Mexico(1)(4)                   New Mexico       Albuquerque      80     March 1985
Charter Asheville BHS                      North Carolina   Asheville       139     June 1994
Charter Pines BHS(2)                       North Carolina   Charlotte        60     April 1985
CBHS of Greensboro(2)                      North Carolina   Greensboro      100     July 1981
Charter Northridge BHS(2)                  North Carolina   Raleigh          85     September 1984
CBHS of Winston-Salem(2)                   North Carolina   Winston-Salem    99     July 1981
CBHS of Toledo(2)                          Ohio             Maumee           38     September 1990
Charter Fairmount BHS                      Pennsylvania     Philadelphia    169     July 1985
CBHS at Cove Forge(4)                      Pennsylvania     Williamsburg     96     June 1994
Charter Charleston BHS(2)                  South Carolina   Charleston      102     January 1990
Charter Greenville BHS(2)                  South Carolina   Greer            60     August 1989
Charter Rivers BHS(2)                      South Carolina   West Columbia    80     February 1983
Charter Sioux Falls BHS(2)                 South Dakota     Sioux Falls      60     July 1989
La Metairie Clinic(2)                      Switzerland      Nyon             69     June 1985
Charter Lakeside BHS(2)                    Tennessee        Memphis         204     August 1976
CBHS of Austin(2)                          Texas            Austin           94     January 1986
CBHS of Corpus Christi(2)                  Texas            Corpus Christi   80     June 1986
CBHS of Ft. Worth(2)                       Texas            Ft. Worth        80     January 1987
Charter Grapevine BHS(2)                   Texas            Grapevine        80     September 1989
CBHS of Kingwood(2)                        Texas            Kingwood         80     October 1986
Charter Plains BHS(2)                      Texas            Lubbock          80     February 1984
Charter Palms BHS(2)                       Texas            McAllen          80     May 1983
CBHS of Dallas(2)                          Texas            Plano           116     August 1987




                                                  I-8


                                                                         Number of  Date of Acquisition
                                             State/                      Licensed       or Opening
Name                                         Country        City           Beds       by the Company

Charter Real BHS(2)                      Texas            San Antonio       106     October 1985
CBHS of Sugar Land(2)                    Texas            Sugar Land         68     October 1986
CBHS of Clear Lake                       Texas            Webster           131     June 1994
Charter Provo Canyon School(2)(3)        Utah             Provo             212     December 1985
Charter Canyon BHS(2)                    Utah             Salt Lake City     62     January 1986
CBHS of Charlottesville(2)               Virginia         Charlottesville    75     July 1985
CBHS at Springwood(4)                    Virginia         Leesburg           77     June 1994
Charter Westbrook BHS(2)                 Virginia         Richmond          210     April 1970
CBHS of Milwaukee/West Allis             Wisconsin        West Allis         80     May 1989
______________

(1)  Leasehold interest is mortgaged.
(2)  Assets of hospital facility are mortgaged.
(3)  Licensed as an intensive residential treatment center.
(4)  A leased hospital facility or property.


     All of the Company's hospitals located in the United States have been accredited by the Joint Commission on Accreditation of Healthcare
Organizations (the "Joint Commission"). The Joint Commission is a national commission which establishes standards relating to the physical plant, administration, quality of patient care, governing body and medical staffs of hospitals.

     The Company operates 13 leased hospitals, including one 150-bed general hospital, not listed above, which is managed by an unaffiliated third party. The leased hospitals have terms expiring between 1996 and 2069. The leases for two hospitals contain options to purchase these hospitals for nominal consideration at the end of their respective lease terms.

     Sixty-seven of the Company's hospitals listed above are subject to mortgages. The stock of substantially all of the domestic subsidiaries of the Company has been pledged as collateral for the Company's secured bank financing.

     The Company owns 15 medical office buildings (with an aggregate of approximately 187,000 square feet) and leases an additional six (with an aggregate of approximately 19,000 square feet), all of which are located near certain of the Company's hospitals. These buildings have a total of approximately 120 tenants. Five of the Company's medical office buildings are subject to mortgages.

     The Company leases office space for approximately 150 outpatient centers located in 31 states. The leases for these centers aggregate approximately 330,000 square feet of office space, and generally have lease terms of less than five years.

Divestitures

     During fiscal 1994, the Company sold the following facilities which had been closed during fiscal 1992 and fiscal 1993:


   Location                   Size/Type of Facility                  Date

Denver, CO                 60-bed psychiatric hospital          October 1993
Laredo, TX                 64-bed psychiatric hospital          December 1993
West Palm Beach, FL        60-bed psychiatric hospital          August 1994


     In addition, the Company leases, with options to purchase by the lessees, two facilities which it previously operated prior to fiscal 1991. The Company is also attempting to sell or lease two other previously operated hospitals and a related medical office building and certain unimproved real estate.

Competition

     Each of the Company's hospitals competes with other hospitals, some of which are larger and have greater financial resources. Some competing hospitals are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions and others by proprietary hospital corporations. The hospitals frequently draw patients from areas outside their immediate locale and, therefore, the Company's hospitals may, in certain markets, compete with both local and distant hospitals. In addition, the Company's hospitals compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals, and outpatient services provided by the Company may compete with private practicing mental health professionals. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians who practice at the hospital and who are members of its medical staff.

     In recent years, the competitive position of hospitals has been affected by the ability of such hospitals to obtain contracts with Preferred Provider Organizations ("PPO's"), Health Maintenance Organizations ("HMO's") and other managed care programs to provide inpatient and other services. Such contracts normally involve a discount from the hospital's established charges, but provide a base of patient referrals. These contracts also frequently provide for pre-admission certification and for concurrent length of stay reviews.
The importance of obtaining contracts with HMO's, PPO's and other managed care companies varies from market-to-market, depending on the individual market strength of the managed care companies. The Company's strategy is intended, in part, to increase the Company's revenues from managed care companies or managed care employers by offering the continuum of care described above, information systems that support care management and at-risk pricing mechanisms.

     State certificate of need laws place limitations on the Company's and its competitors' ability to build new hospitals and to expand existing hospitals. Protection from new competition is reduced in those states where there is no certificate of need law. The Company operates 47 hospitals in 12 states (Arizona, Arkansas, California, Colorado, Indiana, Kansas, Louisiana, Nevada, New Mexico, South Dakota, Texas and Utah) which do not have certificate of need laws applicable to hospitals. In most cases, these state laws do not restrict the ability of the Company or its competitors to offer new outpatient services.

Industry Trends

     The Company's hospitals have been adversely affected by factors influencing the entire psychiatric hospital industry. Factors which affect the Company include (i) the imposition of more stringent length of stay and admission criteria by payors; (ii) the failure of reimbursement rate increases from certain payors that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of its business that the Company derives from payors that reimburse on a per diem or other discounted basis; (iv) a trend toward higher deductible and co-insurance for individual patients; (v) a trend toward limiting employee health benefits, such as reductions in annual and lifetime limits on mental health coverage; and (vi) a trend toward agreements with payors where the Company agrees to assume the risk for the provision of treatment to all members of a particular group for a specified revenue amount. In response to these conditions, the Company has (i) strengthened controls to reduce cost increases and capital expenditures, (ii) reviewed its portfolio of hospitals and sold, closed or leased hospitals or consolidated operations in certain locations and (iii) developed strategies to increase outpatient services and partial hospitalization programs to meet the demands of the marketplace.

Healthcare Reform

     Between October 1993 and the early fall of 1994, President Clinton and various U.S. Senators and Representatives introduced in Congress a number of healthcare reform proposals. The proposals ranged from the Clinton Administration's comprehensive healthcare reform proposal that would have restructured the financing and delivery of healthcare services through a combination of managed competition and mandated employer coverage of employees to less comprehensive proposals that would have required private health insurance to be "portable" and eliminated coverage limitations for pre-existing health conditions. The numerous proposals varied in their proposed coverage of behavioral healthcare services and in their potential effect on the Company. No proposal was adopted by either house of Congress.

     The Company anticipates that numerous healthcare reform proposals will be introduced in the next session of Congress beginning in January 1995. Particularly in light of the change in control of both houses of Congress as the result of the November 1994 elections, the Company is unable to predict whether any such proposal will be adopted or the effect on the Company of any proposal that does become law.

     A number of states in which the Company has operations have either adopted or are considering the adoption of healthcare reform proposals at the state level. Various reform measures have been adopted in Florida, Minnesota and Tennessee, among others. These state reform laws have, in many cases, not been fully implemented. The Company cannot predict the effect of these state healthcare reform laws on its operations.

Sources of Revenue

     Payments are made to the Company's hospitals by patients, by insurance companies and self-insured employers, by the federal and state governments under Medicare, Medicaid, CHAMPUS and other programs and by HMO's, PPO's and other managed care programs. Amounts received under government programs, HMO, PPO and other managed health care arrangements, certain self-insured employers and certain Blue Cross plans are generally less than the hospital's established charges. The approximate percentages of gross patient revenue (which is revenue before deducting contractual allowances and discounts from established billing rates) derived by the Company's hospitals from various payment sources for the last three fiscal years were as follows:



                                                Percentage of Hospital Gross
                                                Patient Revenue for the Year
                                                    ended September 30
                                              1992          1993         1994

Medicare..............................         18%           23%          27%
Medicaid..............................         11            15           16
                                               29            38           43
HMO's and PPO's.......................          9            11           14
CHAMPUS...............................          6             6            5
Other Government Programs.............         --            --            3
Other (primarily Blue Cross and
 Commercial Insurance)................         56            45           35
   Total..............................        100%          100%         100%


     Most private insurance carriers reimburse their policyholders or make direct payments to the hospitals for charges at rates specified in their policies. The patient remains responsible to the hospital for any difference between the insurance proceeds and the total charges. Certain Blue Cross programs have negotiated reimbursement rates with certain of the Company's hospitals which are less than the hospital's charges.

     Most of the Company's hospitals have entered into contracts with HMO's, PPO's, certain self-insured employers and other managed care plans which provide for reimbursement at rates less than the hospital's normal charges. In addition to contracts entered into by individual hospitals with such managed care plans, the Company has entered into regional and national contracts with HMO's, PPO's, self-insured employers and other managed care plans that apply to all of the Company's hospitals in the geographic areas covered by a contract. The Company is seeking to obtain additional regional and national contracts. The Company expects its percentage of revenue from these payor sources to increase in the future.

     Under the Medicare provisions of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), costs per Medicare case are determined for each of the Company's hospitals. A target cost per case is established for each year (the "Target Rate"). If a hospital's costs per case are less than the Target Rate, the hospital receives a bonus of 50% of the difference between its actual costs per case and the Target Rate (limited to 5% of the Target Rate). Hospitals with costs which exceed the Target Rate are paid an additional amount equal to 50% of the excess, up to 10% of the Target Rate. These limits apply only to operating costs and do not apply to capital costs, including lease expense, depreciation and interest associated with capital expenditures. The Target Rate for each hospital is increased annually by the application of an "update factor".

     Most of the Company's hospitals participate in state operated Medicaid programs. Federal law prohibits Medicaid funding for inpatient services in freestanding psychiatric hospitals for patients between the ages of 21 and
64. Each state is responsible for establishing the Medicaid eligibility and coverage criteria, payment methodology and funding mechanisms which apply in that state, subject to federal guidelines. Accordingly, the level of Medicaid payments received by the Company's hospitals varies from state to state. In addition to the basic payment level for patient care, several state programs include a financial benefit for hospitals which treat a disproportionately large volume of Medicaid patients as a percentage of the total patient population. These "disproportionate share" benefits are subject to annual review and revision by the related state governments and could be substantially reduced or eliminated at any point in the future. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") prohibits disproportionate share payments to hospitals which have a Medicaid utilization rate of less than 1% effective for state fiscal years ending in 1994. For state fiscal years beginning on or after January 1, 1995, the amount of disproportionate share payments each hospital can receive will be limited through the use of formulas based generally on the cost of providing services to Medicaid and uninsured patients. The Company received approximately $13 million, $15 million and $11 million in Medicaid disproportionate share payments in fiscal 1992, 1993 and 1994, respectively.

     Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may affect payments made under either or both of such programs. In addition, federal or state governments could reduce the future funds available under such programs or adopt additional restrictions on admissions and more stringent requirements for utilization of services. These types of measures could adversely affect the Company's operations. Final determination of amounts payable under Medicare and certain Medicaid programs are subject to review and audit. The Company's management believes that adequate provisions have been made for any adjustments that might result from such reviews or audits.

     Most of the Company's hospitals receive revenues from the CHAMPUS program. Under CHAMPUS, psychiatric hospitals are classified into two groups, each with different payment methods. The first group, classified as high volume CHAMPUS hospitals, are those hospitals with 25 or more CHAMPUS discharges during a federal fiscal year. The Company has 54 hospitals included within this group. These hospitals receive a per diem payment, subject to a limitation of $732 per day. The remainder of the Company's psychiatric hospitals are classified as low volume CHAMPUS hospitals and receive a per diem based on a wage-adjusted regional rate.

     CHAMPUS patients are subject to annual limits on the number of psychiatric days covered by CHAMPUS. Covered inpatient services are generally limited to 30 days for adult acute patients, 45 days for child and adolescent acute patients, and 150 days for residential treatment center patients.

     The Company's Medicare revenue has been and may in the future be reduced under the Balanced Budget and Emergency Deficit Control Act of 1985, as amended by The Budget Enforcement Act of 1990 and OBRA 93 (the "Budget Acts"). These laws remain in effect through fiscal year 1998, and require that federal spending automatically be reduced in amounts determined by calculations set out in the Budget Acts, if certain requirements relating to the amount of the federal deficit are not met. Under the Budget Acts, Medicare expenditures for a fiscal year can be reduced by no more than 4%. Medicaid funding is exempt from reductions under the Budget Acts. There were no reductions in fiscal 1992, 1993 or 1994. Payment reductions under the Budget Acts, if implemented in future years, could have a material adverse effect on the Company's net revenue. However, because the actual amount of the reduction for any fiscal year may vary according to the federal deficit, the financial impact of the Budget Acts on the Company cannot be predicted.

Regulation and Other Factors

     Operations of psychiatric hospitals are subject to substantial federal, state and local government regulation. Such regulations provide for periodic inspections or other reviews by state agencies, the United States Department of Health and Human Services (the "Department") and CHAMPUS to determine compliance with their respective standards of medical care, staffing, equipment and cleanliness necessary for continued licensing or participation in the Medicare, Medicaid or CHAMPUS programs. The admission and treatment of patients at the Company's hospitals are also subject to substantial state regulation relating to involuntary admissions, confidentiality and patients' rights and to federal regulation relating to confidentiality of medical records of substance abuse patients.

     The obtaining of approvals for construction of new hospitals and for renovation of and additions to existing hospitals is subject to various governmental requirements, such as approval of sites and findings of community need for additional hospital facilities and services. In addition, in certain states, as a practical matter, it is necessary to pledge to provide various amounts of uncompensated care to indigent persons in order to obtain a certificate of need. Except for Arizona, Arkansas, California, Colorado, Indiana, Kansas, Louisiana, Nevada, New Mexico, South Dakota, Texas and Utah, the states in which the Company presently operates hospitals have adopted certificate of need or similar statutes.

     Federal law contains numerous provisions designed to insure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and are of a quality which meets professionally recognized standards and to insure that claims for reimbursement under the Medicare and Medicaid programs are properly filed. Among other things, services provided at the Company's hospitals are subject to periodic review by Peer Review Organizations ("PRO's"). All hospitals which participate in the Medicare program are subject to review by PRO's. PRO activities include reviews of certain admissions and services to determine medical necessity and to determine whether quality of care meets professionally recognized standards. PRO's have the authority to recommend to the Department that a provider who is in substantial noncompliance with the medical necessity and quality of care standards of a PRO or who has grossly and flagrantly violated an obligation to render quality care be excluded from participation in the Medicare program or be required to reimburse the federal government for certain payments previously made to the provider under the Medicare program.

     The Company's hospitals have been subject to and have complied with various forms of utilization review since 1970. The Company has implemented a quality assurance program in each of its hospitals, which includes procedures for utilization review and retrospective patient care evaluation.

     The Medicare and Medicaid Patient and Program Protection Act of 1987 expanded the authority of the Department to exclude from participation in the Medicare and Medicaid programs those hospitals which engage in defined prohibited activities. The Department is required under this Act to exclude from participation in the Medicare and Medicaid programs any individual or entity that has been convicted of a criminal offense relating to the delivery of services under Medicare and Medicaid or to the neglect or abuse of patients. In addition, the Department has authority to exclude from participation in the Medicare program individuals or hospitals under certain other circumstances. These include engaging in illegal remuneration arrangements with physicians and other healthcare providers, license revocation, exclusion from some other government programs (such as CHAMPUS), filing claims for excess charges or for unnecessary services, failure to comply with conditions of participation and failure to disclose certain required information or to grant proper access to hospital books and records.

     The Department has authority to impose civil monetary penalties against any participant in the Medicare program which makes claims for payment for services which were not rendered or were rendered by a person or entity not properly licensed under state law. The Department also has authority to impose a penalty of not more than $2,000 for each improperly claimed service and an assessment equal to not more than twice the amount claimed for each service not rendered.

     Federal law makes it a felony, subject to certain exceptions, for a hospital to make false statements relating to claims for payments under the Medicare program, to engage in illegal remuneration arrangements with physicians and other healthcare providers, to make false statements relating to compliance with the Medicare conditions of participation, or to make false claims for Medicare or Medicaid payments. A number of states have adopted laws that also make illegal under state law certain remuneration and referral arrangements with physicians and other healthcare providers.

     In order to provide guidance to healthcare providers with respect to the statute that makes certain remuneration arrangements between hospitals and physicians and other healthcare providers illegal, the Department has issued regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business, would not be subject to enforcement action under the illegal remuneration statute. The practices covered by the regulations include, among others, certain investment transactions, lease of space and equipment, personal services and management contracts, sales of physician practices, payments to employees and waivers of beneficiary deductibles and co-payments. Additional proposed safe harbors were published in 1993 by the Department. Certain transactions and agreements of the Company do not satisfy all the applicable criteria contained in the final and proposed safe harbor regulations that relate to such transactions and agreements. However, the Company believes that such leases and contracts do not violate the statute that makes certain remuneration arrangements illegal. There can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute or (ii) the statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices.

     CHAMPUS regulations authorize CHAMPUS to exclude from the CHAMPUS program any provider who has committed fraud or engaged in abusive practices. The regulations permit CHAMPUS to make its own determination of abusive practices without reliance on any actions of the Department. The term "abusive practices" is defined broadly to include, among other things, the provision of medically unnecessary services, the provision of care of inferior quality, and the failure to maintain adequate medical or financial records.

     A number of states have adopted hospital rate review legislation, which generally provides for state regulation of rates charged for various hospital services. Such laws are in effect in the state of Florida in which the Company operates eight hospitals. In Florida, the Health Care Board approves a budget for each hospital, which establishes a permitted level of revenues per discharge. If this level of permitted revenues per discharge is exceeded by a hospital in a particular year by more than a specified amount, certain penalties, including cash penalties, can be imposed.

     The Company's subsidiary that owns or manages professional group practices is subject to the federal and state illegal remuneration statutes described above. In addition, in some states, practice of medicine and certain other health professions' laws prohibit the subsidiary from owning, but not from managing, professional practices.

Medical Staffs and Employees

     At September 30, 1994, approximately 1,600 licensed physicians were active members of the medical staffs of the Company's hospitals. Many of these physicians also serve on the medical staffs of other hospitals. A number of these physicians serve in administrative capacities in the Company's hospitals. Most of these physicians are independent contractors who have private practices in addition to their duties for the Company, while certain of these physicians are employees of the Company. The medical and professional affairs of each hospital are supervised by the medical staff of the hospital, under the control of its board of trustees. The Company recruits physicians to serve in administrative capacities at its hospitals and to engage in private practice in communities where the Company's hospitals are located. The Company's agreements with recruited physicians generally provide for, among other things, allowances for reimbursement of relocation and office start-up expenses and a guarantee of a specified level of physician income during the recruited physician's first year of practice.

     Registered nurses and certain other hospital employees are required to be licensed under the professional licensing laws of most states. The Company's hospital subsidiaries require such employees to maintain such professional licenses as a condition of employment.

     At September 30, 1994, the Company had approximately 9,500 full-time and 4,000 part-time employees. The Company's hospitals have had generally satisfactory labor relations.

Liability Insurance

     Effective June 1, 1994, Plymouth Insurance Company, Ltd. ("Plymouth"), a wholly-owned Bermuda subsidiary of the Company, provides $25 million per occurrence general and hospital professional liability insurance for the Company's hospitals. The insurance coverage does not contain a per occurrence deductible. Between 90% and 100% of the risk of losses from $1.5 million to $25 million per occurrence has been reinsured with unaffiliated insurers; and the percentage so insured varies by layer. The Company also insures with an unaffiliated insurer 100% of the risk of losses between $25 million and $100 million per occurrence. The Company's general and professional liability coverage is written on a "claims made or circumstances reported" basis.

     For the five years from June 1, 1989, through May 31, 1994, the Company had a similar general and hospital professional liability insurance program. For those years, the per occurrence deductible (with respect to which the Company was self-insured) was $2.5 million for the years ended May 31, 1990 and 1991, $2 million for the years ended May 31, 1992 and 1993 and $1.5 million (relating to the Company's general hospitals sold on September 30, 1993) for the year ended May 31, 1994. For psychiatric hospitals, Plymouth's coverage did not contain a per occurrence deductible for the year ended
May 31, 1994.


Executive Officers of the Registrant

      Name and Age                     Position with the Company and Principal
  of Executive Officer                 Occupations During the Past Five Years

E. Mac Crawford                        Chairman of the Board of Directors,
  45                                   President and Chief Executive Officer
                                       (since 1993) President and Chief
                                       Operating Officer (1992-1993) and
                                       Director (since 1990); Executive Vice
                                       President - Hospital Operations (1990-
                                       1992); Assistant to the President and
                                       Chairman (1990); President of Mulberry
                                       Street Investment Co., Macon, Georgia
                                       (1988-1990).

Lawrence W. Drinkard                   Executive Vice President and Chief
  55                                   Financial Officer (since 1994) and
                                       Director (since 1991); Senior Vice
                                       President (1990-1993); Treasurer
                                       (1986-1991); Vice President (1987-1990).

William E. Hale                        Senior Vice President - Operations
  49                                   (since 1994); Vice President - Hospital
                                       Operations (1993-1994); Chief Operating
                                       Officer of Behavioral Health Resources
                                       (1987-1993).

C. Clark Wingfield                     Vice President - Administrative Services
  44                                   (since 1990); Vice President - Human
                                       Resources (1990); Senior Executive
                                       Director - Compensation and Benefits
                                       (1989-1990).


     Mulberry Street Investment Company manages the personal investments of William A. Fickling, Jr., former Chairman of the Board of Directors of the Company, and his family. As president of Mulberry Street Investment Company, Mr. Crawford had responsibility for managing real estate and other investments and related financings.

     Behavioral Health Resources is a diversified company which specializes in patient care, managed care and employee assistance program services. As chief operating officer of Behavioral Health Resources, Mr. Hale oversaw the development and operation of a psychiatric hospital and various clinics, outpatient programs, partial hospitalization programs and employee assistance programs.

International Operations

     The Company owns and operates two psychiatric hospitals in London, England (a 45-bed hospital and a 78-bed hospital) and a 69-bed psychiatric hospital in Nyon, Switzerland. In July 1991, the Company began managing three psychiatric-substance abuse hospitals in Jeddah, Riyadh and Damman in the Kingdom of Saudi Arabia (with 180 beds each) pursuant to a fixed-price contract for a period of approximately three years. This contract was not renewed during fiscal 1994. These activities do not represent a significant portion of the Company's operations.

     The Company's international operations also include the Bermuda insurance company that provides the coverages described under "Liability Insurance."


Item 2.  Properties

     Information relating to the Company's owned and leased operating hospital facilities, their location, licensed bed capacity and usage is contained under the caption "Item 1. Business - Hospital Properties." Such information is incorporated herein by reference.

     The Company owns or leases five hospital facilities which are not operated by the Company. Two of the facilities have been leased to other operators, with options to purchase by the lessees. Three of the hospitals are subject to a mortgage.

     The Company leases one 150-bed general hospital which is managed by an unaffiliated third party. The lease and the management agreement expire in 1997.


Item 3.  Legal Proceedings

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

     The Company has one class of Common Stock, which is listed for trading on the American Stock Exchange (ticker symbol "CMD"). As of November 30, 1994, there were 10,746 holders of record of the Company's $0.25 par value Common Stock. The following table sets forth the high and low sales prices of the Company's Common Stock from October 1, 1992 through the fiscal year ended September 30, 1994 as reported by the American Stock Exchange:


                                               Common Stock Sales Prices
                Calendar Year                      High         Low

      1992
          Fourth Quarter....................        8           4 5/8

      1993
          First Quarter.....................       16 1/8       8
          Second Quarter....................       17 5/8      12 3/4
          Third Quarter.....................       24          17 5/8
          Fourth Quarter....................       27          21

      1994
          First Quarter.....................       28          21 3/8
          Second Quarter....................       26 1/8      21 3/4
          Third Quarter.....................       28 1/2      21 1/4


     The Company is prohibited from paying dividends (other than dividends payable in shares of Common Stock) on its Common Stock under the terms of its Revolving Credit Agreement, except for cash dividends that, in the aggregate from May 1994, do not exceed 6% of the net cash proceeds from issuances of capital stock, reduced by the aggregate cost of stock purchases since May 1994 and certain other limited circumstances.

Item 6.  Selected Financial Data

     The following table sets forth selected historical financial information of the Company for each of the five years in the period ended September 30, 1994. The information is not comparable because of the consummation of the Company's Restructuring and the implementation of fresh start accounting in fiscal 1992, which included the revaluation of the Company's assets and liabilities and resulted in, among other things, significant reductions in long-term debt and interest expense and elimination of preferred stock and preferred stock dividend requirements. In 1993, the Company restated its consolidated financial statements to reflect the sale of certain subsidiaries as discontinued operations. The Summary of Operations and Balance Sheet Data for the five years ended September 30, 1994, presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the related notes thereto. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company indicated in the Index on page F-1 of this Annual Report on Form 10-K.

                                SUMMARY OF OPERATIONS
                       (In thousands, except per share amounts)



                                                              Ten Months   Two Months
                                                                ended        ended
                                   Year Ended September 30,    July 31,   September 30, Year ended September 30,
                                       1990        1991          1992         1992          1993        1994

Net revenue.......................  $  954,508  $  868,264  :   $777,855     $142,850      $897,907     $904,646
Salaries, general and admini-                               :
 strative expenses................     804,897     656,828  :    563,600      107,608       640,847      661,516
Bad debt expense..................      78,944      51,617  :     50,403       14,804        67,300       70,623
Depreciation and amortization.....      66,571      48,659  :     35,126        3,631        26,382       28,354
Amortization of reorganization                              :
 value in excess of amounts                                 :
 allocable to identifiable                                  :
 assets...........................        --          --    :       --          7,167        42,678       31,200
Interest, net.....................     205,723     232,218  :    169,244       12,690        74,156       39,394
ESOP expense (credit).............      52,033      (3,962) :     33,714        4,811        45,874       49,197
Stock option expense (credit).....        --          --    :       --           (789)       38,416       10,614
Unusual items.....................     105,000      45,000  :       --           --            --         71,287
Deferred compensation expense.....       6,815       5,061  :      3,190         --            --           --
Loss from continuing operations                             :
 before income taxes,                                       :
 reorganization items,                                      :
 extraordinary item and                                     :
 cumulative effect of a change                              :
 in accounting  principle.........    (365,475)   (167,157) :    (77,422)      (7,072)      (37,746)     (57,539)
Provision for (Benefit from)                                :
 income taxes.....................     (43,132)       --    :      4,259        1,054         1,874      (10,536)
Loss from continuing operations                             :
 before  reorganization items,                              :
 extraordinary item and                                     :
 cumulative effect of a                                     :
 change in accounting principle...    (322,343)   (167,157) :    (81,681)      (8,126)      (39,620)     (47,003)
                                                            :
Discontinued operations:                                    :
  Income (Loss) from discontinued                           :
   operations.....................      18,606      37,115  :     24,211          930       (14,703)        --
  Gain on disposal of discon-                               :
   tinued operations..............        --          --    :       --           --          10,657         --
Loss before reorganization items,                           :
 extraordinary item and cumula-                             :
 tive effect of a change in                                 :
 accounting principle.............    (303,737)   (130,042) :    (57,470)      (7,196)      (43,666)     (47,003)
Reorganization items:                                       :
  Professional fees and other                               :
   expenses.......................        --          --    :     (8,156)        --            --
  Adjust accounts to fair value...        --          --    :     83,004         --            --
Extraordinary item - gain (loss)                            :
 on early extinguishment or                                 :
 discharge of debt................        --          --    :    730,589         --          (8,561)     (12,616)
Cumulative effect of a change                               :
 in accounting principle..........      (7,567)       --    :       --           --            --           --
Net income (loss).................   $(311,304)  $(130,042) :   $747,967     $ (7,196)     $(52,227)    $(59,619)
Earnings (Loss) per common share:                           :
  Loss from continuing operations                           :
   before extraordinary item......                          :                   $(.33)       $(1.59)      $(1.78)
  Income (Loss) from discontinued                           :
   operations and disposal of                               :
   discontinued operations........                          :                     .04          (.16)        --
  Loss before extraordinary                                 :
   item...........................                          :                    (.29)        (1.75)       (1.78)
  Extraordinary loss on early                               :
   extinguishment of debt.........                          :                    --            (.35)        (.48)
  Net loss........................        --(A)       --(A) :     --(A)        $(.29)      $(2.10)      $(2.26)

                                                      (Footnotes on following page)
                                         II-2

                              BALANCE SHEET DATA
                                (In thousands)

                                                               September 30,
                                       1990          1991             1992         1993          1994

Current assets....................  $  255,644    $  320,755  :   $  290,742     $231,915     $  324,627
Current liabilities...............   1,986,748     2,123,006  :      296,144      272,598        215,048
Working capital...................  (1,731,104)   (1,802,251) :       (5,402)     (40,683)       109,579
Working capital ratio.............        --            --    :        --            --           1.51:1
Property and equipment -- net.....     696,813       645,173  :      486,762      444,786        494,345
Total assets......................   1,333,659     1,338,823  :    1,299,198      838,186        961,480
Long-term debt and capital                                    :
 lease obligations................      12,633         5,920  :      844,839      350,205        533,476
Redeemable preferred stock........     189,989       214,842  :         --           --             --
Common stockholders' equity                                   :
 (deficit)........................    (984,954)   (1,138,279) :       10,424       57,298         56,221

(A)  Earnings (loss) per share for periods prior to the two months ended September 30, 1992 are not presented because they are not meaningful due to the implementation of fresh start accounting and increase in the number of shares outstanding as a result of the Plan.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     For the fiscal years ended September 30, 1992, 1993 and 1994, the Company derived approximately 9%, 11% and 14%, respectively, of its gross patient revenue from HMO's and PPO's; 56%, 45% and 38%, respectively, from other private payor sources (primarily Blue Cross and commercial insurance); 18%, 23% and 27%, respectively, from Medicare; 11%, 15% and 16%, respectively, from Medicaid; and 6%, 6% and 5%, respectively, from CHAMPUS. The Company does not expect its current payor mix to be altered significantly as a result of the acquisition of 40 behavioral healthcare systems (the "Acquired Hospitals") from National Medical Enterprises, Inc. Changes in the mix of the Company's patients among the private-pay, Medicare and Medicaid categories, and among different types of private-pay sources, can significantly affect the profitability of the Company's operations. The psychiatric hospital industry has been adversely affected by the trends described under "Item 1. Business - Industry Trends."

     The Company continues to experience admission increases at its hospitals, but as a result of the reductions in average length of stay, aggregate patient days have decreased except for an increase in the fourth quarter due to the effect of 27 Acquired Hospitals purchased on June 30, 1994. Also an increasing percentage of the Company's revenue is coming from Medicare, Medicaid and HMO's and PPO's and less from traditional commercial insurance.

     Because of the industry factors referred to previously and the impact of the 27 facilities purchased on June 30, 1994, the Company's operating margins declined to 19.1% in fiscal year 1994 from 21.1% for the prior year. Operating income (net revenue less salaries, general and administrative expenses and bad debt expenses) was $172.5 million for fiscal 1994, compared with $189.8 million in fiscal 1993. The Company may continue to experience reduced margins when compared to prior periods. The Company intends to increase its outpatient services and to enter new markets, in addition to those the Company entered as a result of the purchase of the Acquired Hospitals, in response to this trend. The Company continues to broaden the scope of healthcare services it provides by offering alternatives to traditional inpatient treatment settings, such as partial hospitalization, intensive outpatient and residential treatment programs.

     The Company's ability to increase the rates it charges to offset increased costs is limited because the Company derives a significant portion of its revenues from patients covered by governmental and managed-care programs. With respect to governmental programs, the amount the Company is paid for its services is established by law and regulation. With respect to managed-care programs, the amount is established by the managed-care contracts. Although inflation has not been a significant factor in the Company's results of operations in recent years, a resurgence of inflation could adversely affect the Company's results of operations because of such limitations on the Company's ability to increase its rates. It is unlikely that federal and state governments will increase reimbursement rates under their programs in amounts sufficient to offset future price increases that result from general inflationary pressures.

     The Company's business is seasonal in nature, with a reduced demand for certain services generally occurring in the fourth quarter and around major holidays, such as Thanksgiving and Christmas.

     Management believes that the purchase of the Acquired Hospitals will assist the Company in implementing its strategy by increasing the Company's size, market position and geographical coverage. For example, the acquisition permits the Company to enter 16 new markets, including markets in the mid-Atlantic and northeastern United States. Management believes the operating results of the Acquired Hospitals will provide sufficient cash flow for debt service and capital expenditures related to those facilities. The aggregate purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus approximately $51 million for the related net working capital. Of this amount, $106.3 million was obtained from the net proceeds of the Notes issued in May 1994, $39.1 million was borrowed pursuant to the Revolving Credit Agreement and approximately $26 million of cash on hand was used. Pro forma results of operations for fiscal 1994 which include the 40 Acquired Hospitals are included in Note 2 of the Company Consolidated Financial Statements.

     As of September 30, 1990, the Company operated 91 psychiatric hospitals and 12 general hospitals with an aggregate capacity of 9,798 licensed beds. During fiscal years 1991, 1992, 1993 and 1994, the Company sold nine psychiatric hospitals for a total of $46.1 million, leased two psychiatric hospitals, with options to purchase by the lessees, and closed four psychiatric hospitals. Of these 15 hospitals, 11 were included in the divestiture plan and written down to net realizable value and their estimated carrying costs accrued as part of the restructuring charges recorded in fiscal 1990 and 1991; therefore, these eleven facilities had no impact on the Company's results of operations in subsequent periods. The four hospitals not in the divestiture plan did not have a material impact on the Company's results of operations. Of the four psychiatric hospitals that were closed, one of the closed hospitals was leased, and the lease was terminated, one facility is being marketed for sublease and two facilities are now being used for residential treatment programs by existing Company facilities. During fiscal year 1992, the Company closed one general hospital, and on September 30, 1993, it sold ten general hospitals. As a result of these transactions, the combining into one facility of two psychiatric hospitals formerly licensed separately and the acquisition of 27 Acquired Hospitals on June 30, 1994, the Company operated 101 psychiatric hospitals as of September 30, 1994. The Company leases one general hospital, which is managed by an unrelated third party. The lease and management agreement expire in 1997.

     The ten general hospitals were sold on September 30, 1993, for approximately $338.0 million. The Company retained the assets and liabilities for professional liability claims incurred and cost report settlements for periods prior to September 30, 1993. The results of operations of the general hospitals sold on September 30, 1993 have been reported as discontinued operations in the Company's financial statements. For fiscal 1993, the general hospitals had net revenue of approximately $347 million and a net loss of approximately $15 million. The sale of the general hospitals enabled the Company to concentrate its efforts on behavioral healthcare systems and to reduce its long-term debt by approximately $310.3 million.

     During fiscal 1992, the Company filed a voluntary petition for relief pursuant to chapter 11 of the U.S. Bankruptcy Code. The prepackaged plan of reorganization (the "Plan") effected a restructuring of the Company's debt and equity capitalization (the "Restructuring"). The Restructuring, which became effective on July 21, 1992, resulted in a reduction of approximately $700 million principal amount of long-term debt and the elimination of redeemable preferred stock having an aggregate liquidation preference of $233 million. The Company accounted for the Restructuring by using the principles of fresh start accounting. Accordingly, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identified tangible assets on the basis of their estimated fair value at July 31, 1992. The excess of the reorganization value over the value of identifiable assets is reported as "reorganization value in excess of amounts allocable to identifiable assets."

Results of Operations

     Effect of the Plan and Fresh Start Accounting

     As a result of the consummation of the Plan and the implementation of fresh start accounting, the results of operations of the Company after consummation of the Plan are not comparable to results of operations for prior periods. Additionally, under fresh start accounting, the statement of operations for fiscal 1992 is separated into two statements: one for the period prior to consummation of the Plan (July 31, 1992 for accounting purposes) and for the period subsequent to consummation.

     Depreciation and amortization expense was reduced due to the write-down of depreciable property and equipment and the write-off of deferred charges and goodwill which occurred upon consummation of the Plan and the implementation of fresh start accounting. This reduction is offset by additional depreciation expense related to the Acquisition. In addition, the excess of reorganization value over the value of identifiable assets, recorded in connection with fresh start accounting, is being amortized over a three-year period.

     The Company also recognized certain nonrecurring items in fiscal 1992 related to the Plan and fresh start accounting. The Company recognized a net credit of approximately $83 million representing the adjustment of accounts to fair value resulting from the implementation of fresh start accounting. The gain on extinguishment of debt of approximately $731 million includes the forgiven principal and interest reduced by the value of Common Stock issued to the holders of certain debt securities outstanding prior to consummation of the Plan.

     Discontinued Operations

     The results of operations of the general hospitals sold on September 30, 1993 have been reported as discontinued operations in the Company's financial statements. Included in these amounts are net interest expenses related to debt specifically identifiable as debt of the general hospitals.

     On September 15, 1993, the Company sold its interest in Beech Street of California, Inc. ("Beech Street"). Beech Street operates preferred provider networks and provides utilization review services to third parties. Immediately prior to the sale, the Company owned 71.1% of the voting stock and 19.8% of the equity ownership of Beech Street. The operations of Beech Street were consolidated with the Company and have been reported as discontinued operations in the Company's financial statements. For fiscal 1993, Beech Street had revenues of approximately $26 million and net income of approximately $700,000.

     The Company recognized after-tax gains from the sale of the general hospitals and Beech Street of approximately $10.7 million during the fourth quarter of fiscal 1993.

     Psychiatric Hospital Results

     The Company's consolidated financial statements include results of operations for the 27 Acquired Hospitals purchased on June 30, 1994 for the three months ended September 30, 1994. The comparability of the Company's psychiatric hospital net revenue, operating expenses and bad debt expense was not affected by the consummation of the Plan or the sale of the general hospitals.

     The following table summarizes, for the periods indicated, changes in selected operating indicators.


                                  Percentage of Net Revenue        % Change
                                  1992      1993      1994      1993     1994

Net revenue...................   100.0%    100.0%    100.0%      (3)       1

Operating expenses:
  Salaries and benefits.......    39.9      39.4      41.6       (4)       6
  Other operating expenses....    33.0      32.0      31.5       (6)      (1)
Bad debt expenses.............     7.1       7.5       7.8        3        5

  Total expenses..............    80.0      78.9      80.9       (4)       3

Operating margin..............    20.0      21.1      19.1        3       (9)


                                     II-6

     The table below presents "same store" data for facilities in operation on September 30, 1994.


                                Selected Psychiatric Hospital Operating Data
                                                     Fiscal Year ended September 30
                                          1992         1993      %  Change      1994     % Change

Number of Psychiatric Hospitals.....          75           75        --            101      35%
Average Licensed Beds...............       7,011        7,013        --          7,468       6
Licensed Bed Days...................   2,565,974    2,559,839        --      2,725,679       6
Net Revenue (In thousands)(1).......    $851,501     $843,842        (1)%     $850,575       1
Total Patient Days(2)...............   1,395,961    1,358,857        (3)     1,383,388       2
Total Equivalent Patient Days(3)....   1,471,389    1,465,368        --      1,527,855       4
Net Revenue/Equivalent Patient
 Day(1)(3)..........................        $579         $576        (1)          $557      (3)
Admissions..........................      79,128       86,067         9        102,802      19
Average Length of Stay (Days).......        17.8         15.7       (12)          13.6     (13)
Private Pay and Other Sources/
 Gross Revenue(4)...................          64%         55%       (14)            49%    (11)
Government Programs/ Gross
 Revenue(4)(5)......................          36%         45%        25             51%     13
_____________

(1)  Includes inpatient and outpatient revenue.
(2)  Provision of care to one patient for one day.
(3) Represents inpatient days adjusted to reflect outpatient utilization, computed by dividing patient charges by inpatient charges per day.
(4) Gross Revenue is revenue before deducting contractual allowances and discounts from established billing rates. Gross revenue is not separately identified in the Company's Consolidated Statements of Operations; instead, Net Revenue in the Consolidated Statements of Operations reflects gross revenue after deductions for contractual allowances and discounts from established billing rates.
(5)  Government Programs include Medicare, Medicaid and CHAMPUS.


     Fiscal 1993 Compared to Fiscal 1994. Patient days at the Company's hospitals increased 24,531 or 2%, to 1,383,388 in fiscal 1994 from 1,358,857 in fiscal 1993. The increase resulted from the Acquired Hospitals, which provided 92,994 patient days. Patient days at the same store hospitals decreased 68,463, or 5%, due to a 17% decrease in the average length of stay from 15.7 days in fiscal 1993 to 13.4 days in fiscal 1994 for the same store hospitals. Total admissions increased 19%, or 16,735, from 86,067 in fiscal 1993 to 102,802 in fiscal 1994. Of that increase, 5,794 admissions were provided by the Acquired Hospitals.

     The Company's net revenue increased $6,739,000, or 1%, from $897,907,000 in fiscal 1993 to $904,646,000 in fiscal 1994. Net revenue at the Company's non-psychiatric operations increased $9,648,000, including $3,444,000 at the Company's general hospital which is managed by a third party and $1,874,000 provided by companies acquired or developed in the Company's expansion of services pursuant to its business strategy. Net revenue decreased $9,642,000 due to the disposal of hospitals which were considered core hospitals during portions of fiscal 1993. Net revenue at the Company's same store hospitals decreased $45,356,000 from $843,842,000 in fiscal 1993 to $798,486,000 in fiscal 1994. The Company derived net revenue in fiscal 1994 of $52,089,000 from the Acquired Hospitals. Net revenue per equivalent patient day decreased 3% to $557 in fiscal 1994 from $576 in fiscal 1993. The decreases resulted primarily from a continued shift in payor mix toward Medicare and Medicaid programs. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of the behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. The Company believes that, at the same time, revenue from Blue Cross and commercial insurance payors has declined because of a shift by purchasers of health coverage to HMOs and PPOs.

     Following is a discussion of changes in operating expenses for fiscal 1993 compared to fiscal 1994.

     The Company's salaries, general and administrative expenses increased $20,669,000, or 3%, to $661,516,000 in fiscal 1994 from $640,847,000 in fiscal
1993, due to expenses incurred by the Acquired Hospitals of $40,173,000. The same store psychiatric hospitals and other operations of the Company decreased their salaries, general and administrative expenses primarily by reducing advertising expenses, purchased services, salaries and benefits and medical professional fees.

     The Company's bad debt expenses increased to $70,623,000 in fiscal 1994 from $67,300,000 in fiscal 1993, an increase of $3,323,000, or 5%. The
Acquisition resulted in additional bad debt expense of $3,727,000 during fiscal 1994. Bad debt expenses as a percentage of net revenue increased to 7.8% for fiscal 1994 from 7.5% for fiscal 1993. The Company anticipates future increases in bad debt expenses due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients, which will result in the Company not collecting full charges on an increasing number of patients.

     Depreciation and amortization increased $1,972,000, or 7% to $28,354,000 in fiscal 1994. The increase resulted primarily from depreciation of the Acquired Hospitals, $1,133,000, and the amortization of the related covenant not to compete and goodwill purchased during fiscal 1994.

     Reorganization value in excess of amounts allocable to identifiable assets (the "Excess Reorganization Value") is being amortized over the three-year period ending July 1995. During fiscal 1993, Excess Reorganization Value was reduced by approximately $21 million to reflect the recognition of tax benefits related to pre-Reorganization tax loss carryforwards and accordingly, amortization expense for the Excess Reorganization Value decreased $11,478,000, or 27%, to $31,200,000 in fiscal 1994 from $42,678,000 in fiscal 1993.

     Net interest expense for fiscal 1994 decreased 47% from the previous fiscal year due to the debt reductions resulting from the sale of the general hospitals on September 30, 1993, mandatory and voluntary prepayments and scheduled payments in fiscal 1993 and fiscal 1994. Interest expense during the fourth quarter of fiscal 1994 increased over the first three quarters due to the issuance of the Notes and to borrowings under the Revolving Credit Agreement used in the Acquisition.

     Interest expense was significantly reduced by the consummation of the Plan and as a result of the payments on debt made with proceeds from the sale of the general hospitals. Interest expense for fiscal 1995 will increase due to borrowings under the Revolving Credit Agreement and the issuance of the Notes in connection with the Acquisition.

     ESOP expense for fiscal 1994 increased $3,323,000, or 7%, to $49,197,000 from $45,874,000 for fiscal 1993. These increases resulted primarily from changes in eligibility requirements, which increased the number of employees who participate in the ESOP.

     Stock option expense for fiscal 1994 decreased from the previous year due to a one-time charge during the second quarter of fiscal 1993 of $21.3 million related to the vesting of certain options held by a former employee and director. Under the terms of the 1992 Stock Option Plan (on March 4, 1993), upon the satisfaction of certain financial targets and the termination of employment, all of the employee's options vested immediately and the option prices were reduced to $.25 per share. Prior to March 4, 1993, such options were accounted for as a variable stock option plan because the option price was not determinable at the date of grant. Subsequent to March 4, 1993, the options were accounted for as a fixed plan because both the number of shares to be issued and the option price were known. Accordingly, on March 4, 1993, the Company recognized $21.3 million of stock option expense. On December 3 and December 29, 1993, all of the options under the 1992 Stock Option Plan were exercised by the former employee. On December 3, 1993, 326,000 options were exercised and the option exercise price was paid by reducing the number of shares issuable by the number of shares having a fair market value equal to the option exercise price (3,326 shares). An exercise in this manner triggers a new measurement date for the options exercised and, since the stock price had increased since March 4, 1993, additional compensation expense of $3.9 million was recognized in December 1993. The option exercise price for the 1,894,336 options exercised on December 29, 1993, was paid in cash; accordingly, no additional compensation expense was triggered. For both of the exercises, the former employee elected to surrender optioned shares (approximately 570,000 shares) as consideration for the payment of required withholding taxes of approximately $14.2 million. These withholdings represent the minimum required tax withholding amounts required in order to avoid triggering a new measurement date and additional compensation expense. The Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded of approximately $9.4 million related to additional stock option expense allowable for income tax purposes. The remaining decrease in stock option expense for fiscal 1994 was due to fluctuations in the market price of the Company's common stock.

     During fiscal 1994 the Company recorded unusual items of approximately $71.3 million. Included in the unusual charges was the resolution in November 1994 between the Company and a group of insurance carriers of disputes that arose in the fourth quarter related to claims paid predominantly in the 1980's. As part of the resolution, the Company will pay the insurance carriers approximately $31 million plus interest, for a total of $37.5 million in four installments over a three year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

     As a result of the Acquisition, the Company reassessed its business strategy in certain markets. The Company plans to consolidate services in selected markets and close or sell certain facilities owned prior to the Acquisition. Accordingly, the Company recorded a charge of $23 million in the fourth quarter of 1994 to write down the assets of those facilities to their net realizable value. Also recorded as an unusual charge during fiscal 1994 were expenses related to the relocation of the Company's executive offices.

     As of September 30, 1994, the Company had estimated tax net operating loss (NOL) carryforwards of approximately $247 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2009 and are subject to examination by the Internal Revenue Service. Due to the ownership change which occurred as a result of the Reorganization, the Company's utilization of NOLs generated prior to the consummation of the Reorganization is significantly limited. The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1993. Adjustments arising from such examination could reduce or eliminate the NOL carryforwards. In Management's opinion adequate provisions have been made for any adjustments which may result from such examinations.

     During fiscal 1994 the Company recorded an extraordinary loss of approximately $12.6 million (net of income tax benefit of approximately $8.4 million) related to the defeasance of the Company's 7.5% Senior Subordinated Debentures due 2003 and the pay-off of certain subsidiary mortgages. The extraordinary loss includes the difference between the redemption price and the carrying value of the debentures and prepayment penalties related to the subsidiary mortgages.

     Fiscal 1992 Compared to Fiscal 1993. The Company had 1,358,857 patient days in fiscal 1993, a decrease of 37,104, or 3%, from 1,395,961 in fiscal 1992. The decrease in patient days occurred despite an increase of 6,939, or 9%, in admissions from 79,128 in fiscal 1992 to 86,067 in fiscal 1993. The decline in average length of stay from 17.8 days to 15.7 days was caused by stringent criteria regarding inpatient treatment by payors and changes in program mix.

     The Company's net revenue decreased $22,798,000, or 2%, from $920,705,000 in fiscal 1992 to $897,907,000 in fiscal 1993. Of this decline, $14,325,000 resulted from the disposal of hospitals in fiscal 1992, and $814,000 was related to non-psychiatric operations. Net revenue at the "same store" core hospitals in operation at September 30, 1993 decreased to $843,842,000 in fiscal 1993 as compared to $851,501,000 for fiscal 1992, a decrease of $7,659,000, or 1%. Net revenue per equivalent patient day also decreased 1% in fiscal 1993 from $579 in fiscal 1992 to $576 in fiscal 1993. The decreases were primarily the result of an increase in the percentage of business the Company derived from Medicare and Medicaid patients during fiscal 1993. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of the behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. The Company believes that, at the same time, revenue from Blue Cross and commercial insurance payors has declined because of a shift by purchasers of health coverage to HMOs and PPOs. Net revenue in 1993 includes approximately $8 million over the prior year from the normal settlement of reimbursement issues. In fiscal 1993, gross outpatient revenue increased 53% to $100,376,000 from $65,686,000 in fiscal 1992.

     Following is a discussion of changes in operating expenses for fiscal 1992 compared to fiscal 1993.

     The Company's salaries, general and administrative expenses declined from $671,208,000 in fiscal 1992 to $640,847,000 in fiscal 1993, a decrease of
$30,361,000, or approximately 5%. The decrease in fiscal 1993 resulted primarily from reductions in salaries and benefits and purchased services and the sale of two facilities during the year. The reductions in salaries and benefits and purchased services were the result of the Company's continued focus on controlling its variable costs including a decrease in the number of employees and reduced fees for professional services.

     The Company's bad debt expense increased $2,093,000, or 3%, from $65,207,000 in fiscal 1992 to $67,300,000 in fiscal 1993. Bad debt expenses as a percentage of net revenue were 7.5% for fiscal 1993.

     Depreciation and amortization expense decreased $12,375,000, or 32%, in fiscal 1993 from $38,757,000 in fiscal 1992 to $26,382,000 in fiscal 1993 due to the writedown of depreciable property and equipment and the write-off of deferred charges which occurred upon consummation of the Restructuring and the implementation of fresh start accounting.

     Net interest expense decreased $107,778,000, or 59%, in fiscal 1993 to $74,156,000 as compared to $181,934,000 in fiscal 1992 due to the reduction of debt upon consummation of the Reorganization and the significant debt reductions which occurred since consummation of the Restructuring.

     ESOP expense for fiscal 1993 increased $7,349,000, or 19% to $45,874,000 as compared to $38,525,000 for fiscal 1992 due primarily to increased contributions to the ESOP, which were required as a result of larger debt service requirements in fiscal 1993. Also, the ESOP plan was amended to permit broader participation in the plan which increased the number of employees eligible to receive an ESOP contribution in calendar 1993.

     Upon consummation of the Reorganization, the Company implemented the 1992 Stock Option Plan. A former employee and director of the Company was granted options under the 1992 Stock Option Plan to purchase approximately 2.2 million shares at exercise prices of either $4.36 per share or $9.60 per share. On March 4, 1993, all of the options issued to the former employee and director vested and the option prices were reduced to $.25 per share, which resulted in the Company recognizing approximately $21.3 million in additional stock option expense during the second quarter of fiscal 1993. The remaining expenses related to the 1992 Stock Option Plan were due to increases in the market price of the underlying Common Stock and the impact of additional shares vesting in fiscal 1993.

     The Company's tax provision in fiscal 1993 resulted primarily from the fact that the amortization of reorganization value in excess of amounts allocable to identifiable assets is not deductible for tax purposes.

     The consolidated statements of operations for the year ended
September 30, 1993 include extraordinary after-tax losses of $8,561,000 on early extinguishment of debt which includes fees incurred upon the retirement of the Company's Senior Secured Notes, certain debt under the credit agreement, mortgages on the general hospitals and the write-off of the unamortized discount or premium remaining on certain debt.

     See "Business -- Competition," "-- Sources of Revenues," "-- Regulation and Other Factors," "-- Medical Staffs and Employees," "-- Industry Trends," and "-- Liability Insurance" for additional information on trends that may affect operations.

Liquidity and Sources of Capital

     Operational Activities. Management believes that the Company will have adequate cash flow from operations to fund its operations, capital expenditures and debt service obligations over the next year. The Company had working capital deficiencies at September 30, 1992 and 1993 due primarily to the retention of liabilities for cost report settlements for the general hospitals sold on September 30, 1993, and $19.5 million and $13.9 million of long-term debt classified as current at September 30, 1992 and 1993, respectively, resulting from mandatory payments made in October 1992 and 1993.

     Although the Acquired Hospitals have historically provided a negative cash flow (approximately $4.3 million for the year ended May 31, 1994), the Company believes that improved operating management along with reductions in overhead and intercompany allocations will allow the Acquired Hospitals to provide adequate cash flow to fund their operations.

     The number of days of net patient revenue in net patient accounts receivable was 65 days at September 30, 1994 and 61 days at September 30, 1993.

     Investing Activities. During fiscal 1993 and fiscal 1994, the Company incurred approximately $11 million and $15 million, respectively, in capital expenditures, primarily for routine capital replacement. During fiscal 1994, the Company also incurred expenditures of approximately $127 million in connection with the Acquisition and approximately $3 million for the acquisitions of businesses related to the implementation of the Company's new growth and expansion strategy. The capital outlays were financed from borrowings under the Revolving Credit Agreement, proceeds from the issuance of the Notes and from cash provided by operations.

     Future cash flows provided by investing activities will be reduced by the amount of cash previously provided by the discontinued operations which was approximately $42.5 million in fiscal year 1993. However, the sale of the general hospitals allowed the Company to reduce its debt and save approximately $32.3 million in annual interest expense. The Company believes the sale of the general hospitals will not have a material adverse effect on the financial position, results of operation or liquidity of the Company.

     Financing Activities. On May 2, 1994, the Company entered into the Revolving Credit Agreement and issued the 11.25% Senior Subordinated Notes (the "Notes"). The net proceeds from the sale of the Notes, together with borrowings pursuant to the Revolving Credit Agreement, were used to refinance the indebtedness outstanding pursuant to the Company's previous credit agreement, to retire the 7 1/2% Senior Subordinated Debentures, to refinance certain existing mortgage indebtedness of certain of the subsidiaries of the Company and to finance the Acquisition and to pay related transaction expenses. Commitments under the Revolving Credit Agreement will automatically be reduced by $24.5 million on March 31, 1996, $49.1 million each on March 31, 1997 and 1998 and $175 million on March 31, 1999. The Company believes that its hospitals, including the Acquired Hospitals, will generate sufficient cash flows from operations to meet its debt service requirements. The Notes mature on April 15, 2004. Interest on the Notes is payable each April 15 and October 15, commencing on October 15, 1994.

     The Company obtained increased operational and financial flexibility as a result of entering into the Revolving Credit Agreement and issuing the Notes because the covenants contained in the Revolving Credit Agreement and the indenture for the Notes are less restrictive than those formerly in effect. However, the Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Revolving Credit Agreement also limits the Company's ability to incur capital expenditures and requires the Company to maintain certain specified financial ratios. A failure by the Company to maintain such financial ratios or to comply with the restrictions contained in the Revolving Credit Agreement, the indenture for the Notes or other agreements relating to the Company's debt could cause such indebtedness (and by reason of cross-acceleration provisions, other indebtedness) to become immediately due and payable.

Item 8.  Financial Statements and Supplementary Data

     Information with respect to this Item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to the Company's executive officers is contained under "Item 1. Business - Executive Officers of the Registrant." Pursuant to General Instruction G(3) to Form 10-K, the information required by this item with respect to directors has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this item has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this item has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this item has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

                                     III-1

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of the Report:

     1.   Financial Statements

          Information with respect to this item is contained on Pages F-2 to F-32 of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules

          Information with respect to this item is contained on pages S-1 to S-4 of this Annual Report on Form 10-K.

     3.   Exhibits

     Exhibit
       No.                        Description of Exhibit

     2(a) - Asset Sale Agreement (First Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller, and the Company, as Buyer, which was filed as Exhibit 2(d) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.
     2(b) - Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller, and the Company, as Buyer, which was filed as Exhibit 2(e) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.
                    Exhibit 2(a) and 2(b) do not contain copies of the exhibits and schedules to such agreements. Such agreement describe such exhibits and schedules. The Company agrees to furnish supplementally to the Commission, upon request, a copy of any omitted exhibit or schedule to such agreements.
     2(c) - Amendment No. 1, dated September 12, 1994, to Asset Sale Agreement (First Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer.
     2(d) - Amendment No. 1, dated September 12, 1994, to Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer.
     2(e) - Amendment No. 2, dated September 29, 1994, to Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer.
     2(f) - Amendment No. 3, dated November 15, 1994, to Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer.

     Exhibit
       No.                        Description of Exhibit

     2(g) -    Incorporation, Conveyance and Stock Purchase Agreement, dated
               August 16, 1993, among Quorum, Inc., the Company and certain subsidiaries which was filed as Exhibit 2.1 to the Company's
               Current Report on Form 8-K, dated as of September 30, 1993, and which is incorporated herein by reference.
     3(a) -    Restated Certificate of Incorporation of the Company, as filed in Delaware on October 16, 1992, which was filed as Exhibit
               3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, and is incorporated herein by
               reference.
     3(b) -    Bylaws of the Company, as amended, effective July 21, 1994.
     4(a) -    Indenture, dated as of May 2, 1994, among the Company, the
               Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15,
               2004 of the Company, which was filed as Exhibit 4(a) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(b) -    Second Amended and Restated Credit Agreement, dated as of
               May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First
               Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(e) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(c) -    Second Amended and Restated Subsidiary Credit Agreement, dated as of May 2, 1994, among certain subsidiaries of the Company, the financial institutions listed therein, Bankers Trust
               Company, as Agent, and First Union National Bank of North
               Carolina, as Co-Agent, which was filed as Exhibit 4(f) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(d) -    Second Amended and Restated Company Stock and Notes Pledge
               Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as
               Exhibit 4(g) to the Company's Registration Statement on Form
               S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(e) -    Second Amended and Restated Subsidiary Stock and Notes Pledge
               Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(h) to the Company's Registration
               Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(f) -    Second Amended and Restated Subsidiary Pledge and Security
               Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(i) to the Company's Registration
               Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(g) -    Second Amended and Restated Subsidiary Pledge and Security
               Agreement (ESOP collateral), dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(j) to the Company's Registration
               Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

     Exhibit
       No.                        Description of Exhibit

     4(h) - Second Amended and Restated FINCO Pledge and Security Agreement I, dated as of May 2, 1994, between CMFC, Inc. and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(k) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(i) - Second Amended and Restated Subsidiary Guaranty, dated as of May 2, 1994, executed by various subsidiaries of the Company, which was filed as Exhibit 4(l) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(j) - Second Amended and Restated Company Collateral Accounts Assignment Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as agent, which was filed as
               Exhibit 4(m) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(k) - Company Pledge and Security Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(n) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(l) - Second Amended and Restated FINCO Pledge and Security Agreement II, dated as of May 2, 1994, between CMCI, Inc. and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(o) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(m) -    Second Amended and Restated Company Guaranty, dated as of
               May 2, 1994, executed by the Company, which was filed as
               Exhibit 4(p) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(n) - Second Amended and Restated Subsidiary Collateral Accounts Assignment Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Agent, which was filed as Exhibit 4(q) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(o) - Form of Indenture of Mortgage, Deed to Secure Debt, Deed of Trust, Security Agreement and Assignment of Leases and Rents; Amended Indenture of Mortgage, Deed to Secure Debt, Deed of Trust, Security Agreement and Assignment of Leases and Rents; and Consolidated Agreement, executed as of May 2, 1994, by 71 subsidiaires of the Company and Bankers Trust Company, as Agent, and various trustees as shown on individual subsidiary cover pages attached, which was filed as Exhibit 4(t) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(p) - Purchase Agreement, dated April 22, 1994, between the Company and Bear, Stearns & Co. Inc. and BT Securities Corporation, which was filed as Exhibit 4(u) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

     Exhibit
       No.                        Description of Exhibit

     4(q) -    Exchange and Registration Rights Agreement, dated April 22,
               1994 between the Company and Bear, Stearns & Co. Inc. and BT
               Securities Corporation, which was filed as Exhibit 4(v) to the
               Company's Registration Statement on Form S-4 (No. 33-53701)
               filed May 18, 1994, and is incorporated herein by reference.
     4(r) -    Amendment No. 1, dated as of June 9, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers
               Trust Company, as Agent, and First Union National Bank of North
               Carolina, as Co-Agent, which was filed as Exhibit 4(w) to the
               Company's Amendment No. 1 to Registration Statement on Form S-4
               (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.
     4(s) -    Amendment No. 2, dated September 30, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers
               Trust Company, as Agent, and First Union National Bank of North
               Carolina, as Co-Agent.
     4(t) -    Indenture Supplement No. 1, dated June 3, 1994, among the
               Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15, 2004, together with a schedule identifying
               substantially similar documents, pursuant to Instruction 2 to
               Item 601 of Regulation S-K.
     4(u) -    Indenture Supplement No. 3, dated August 30, 1994, among the
               Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15, 2004.
                    The Company and the Additional Registrants agree, pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, to furnish to the Commission, upon request, a copy of each agreement relating to long-term debt where the total amount of debt under each such agreement does not exceed 10% of the Registrants' respective total assets on a consolidated basis.
     10(a) -   Written description of Corporate Annual Incentive Plan for the year ended September 30, 1994.
     10(b) -   1989 Non-Qualified Deferred Compensation Plan of the Company,
               adopted January 1, 1989, as amended, which was filed as Exhibit
               10(f) to the Company's Annual Report on Form 10-K dated as of
               September 30, 1989 and is incorporated herein by reference.
     10(c) -   1992 Stock Option Plan of the Company, as amended.
     10(d) -   Directors' Stock Option Plan of the Company, as amended.
     10(e) -   1994 Stock Option Plan of the Company, as amended.
     10(f) -   Directors' Unit Award Plan of the Company, which was filed as
               Exhibit 10(i) to the Company's Registration Statement on Form
               S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     10(g) -   Description of Flexible Benefits Plan.

     Exhibit
       No.                        Description of Exhibit

     10(h) -   Employment Agreement, dated July 21, 1992, between the Company and William A. Fickling, Jr., Chairman of the Board of
               Directors and Chief Executive Officer of the Company which was filed as Exhibit 10(e) the Company's Annual Report on Form 10-K
               dated September 30, 1992 and is incorporated herein by
               reference.
     10(i) -   Employment Agreement, dated July 21, 1992, between the Company and E. Mac Crawford, Director, President and Chief Operating
               Officer of the Company which was filed as Exhibit 10(f) the
               Company's Annual Report on Form 10-K dated September 30, 1992 and is incorporated herein by reference.
     10(j) -   Employment Agreement, dated July 21, 1992, between the Company and Lawrence W. Drinkard, Director and Senior Vice President -
               Finance (principal financial officer) of the Company which was filed as Exhibit 10(g) the Company's Annual Report on Form 10-K
               dated September 30, 1992 and is incorporated herein by
               reference.
     21    -   List of subsidiaries of the Company.
     23    -   Consent of independent public accountants.
     27    -   Financial Data Schedules


(b)  Reports on Form 8-K:

     On September 20, 1994, the Company filed a Form 8-K/A (Amendment No. 2) dated June 30, 1994 disclosing the acquisition of substantially all the assets of 18 psychiatric hospitals, seven chemical-dependency treatment facilities, one residential treatment facility and one physician outpatient practice from National Medical Enterprises, Inc., a Nevada corporation, for a purchase price of approximately $88.7 million in cash, plus $2 million in cash for a covenant not to compete, plus an additional amount of cash equal to the net working capital of the facilities acquired, amounting to approximately $38.4 million.

(c)  Exhibits Required by Item 601 of Regulation S-K:

     Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(d)  Financial Statement Schedules Required By Regulation S-X:

     Separate financial statements and schedules of Charter Medical Corporation (Parent Company) have been omitted since the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X of the Parent Company's consolidated subsidiaries do not exceed 25% of the consolidated net assets of the Company as of September 30, 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CHARTER MEDICAL CORPORATION
                                                    (Registrant)



Date:  December 13, 1994                          /s/ Lawrence W. Drinkard
                                                  Lawrence W. Drinkard
                                              Executive Vice President and
                                              Chief Financial Officer and
                                              Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Title                   Date


 /s/ E. Mac Crawford               Chairman of the Board of   December 13, 1994
     E. Mac Crawford               Directors, President and
                                   Chief Executive Officer


 /s/ John R. Day                   Vice President-Controller  December 13, 1994
     John R. Day


 /s/ Edwin M. Banks                Director                   December 13, 1994
     Edwin M. Banks


 /s/ Andre C. Dimitriadis          Director                   December 13, 1994
     Andre C. Dimitriadis


 /s/ Raymond H. Kiefer             Director                   December 13, 1994
     Raymond H. Kiefer


 /s/ Gerald L. McManis             Director                   December 13, 1994
     Gerald L. McManis

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


     The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                       Page
Charter Medical Corporation:

     Report of independent public accountants.......................   F-2

     Consolidated balance sheets as of September 30, 1993
      and 1994......................................................   F-3

     Consolidated statements of operations for the ten months
      ended July 31, 1992, the two months ended September 30,
      1992 and the years ended September 30, 1993 and 1994..........   F-5

     Consolidated statements of changes in stockholders'
      equity for the ten months ended July 31, 1992,
      the two months ended September 30, 1992 and the years ended
      September 30, 1993 and 1994...................................   F-6

     Consolidated statements of cash flows for the ten months
      ended July 31, 1992, the two months ended September 30,
      1992, and the years ended September 30, 1993 and 1994.........   F-7

     Notes to consolidated financial statements.....................   F-8

     The following financial statement schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)2:

                                                                       Page

     Schedule     V -- Property and Equipment.......................   S-1

     Schedule    VI -- Accumulated depreciation, depletion and
                       amortization of property and equipment.......   S-2

     Schedule  VIII -- Valuation and qualifying accounts............   S-3

     Schedule     X -- Supplemental income statement information....   S-4

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Charter Medical Corporation:

     We have audited the accompanying consolidated balance sheets of Charter Medical Corporation (a Delaware Corporation) and subsidiaries as of
September 30, 1993 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the ten months ended July 31, 1992, the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Medical Corporation and subsidiaries as of September 30, 1993 and 1994, and the results of their operations and their cash flows for the ten months ended July 31, 1992, the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 3, the Company's reorganization plan was confirmed by the U.S. Bankruptcy Court on July 8, 1992 and became effective on July 21, 1992 (effective on July 31, 1992 for financial reporting purposes). In accordance with Statement of Position No. 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company was required to account for the reorganization using fresh start reporting. Accordingly, all consolidated financial statements prior to July 31, 1992 are not comparable to the consolidated financial statements for periods after the implementation of fresh start reporting.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
December 2, 1994

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                    ASSETS


                                                          September 30,
                                                       1993           1994

Current Assets
  Cash, including cash equivalents
   of $60,242 in 1993 and $68,237
   in 1994, at cost which approximates
   market....................................        $ 86,002       $ 129,603
  Accounts receivable, less allowance
   for doubtful accounts of $28,843 in
   1993 and $43,555 in 1994..................         119,638         170,295
  Supplies...................................           5,051           6,097
  Other current assets.......................          21,224          18,632
      Total Current Assets...................         231,915         324,627

Assets Restricted for Settlement
 of Unpaid Claims............................          81,608          74,532

Property and Equipment
  Land.......................................          95,886          96,373
  Buildings and improvements.................         310,649         360,586
  Equipment..................................          67,421          92,044
                                                      473,956         549,003
  Accumulated depreciation...................         (30,098)        (56,967)
                                                      443,858         492,036
  Construction in progress...................             928           2,309
                                                      444,786         494,345

Other Long-Term Assets.......................          22,676          14,355

Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets............          57,201          26,001

Other Intangible Assets......................            --            27,620








                                                     ________        ________
                                                     $838,186        $961,480


                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except shares and per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          September 30,
                                                       1993           1994

Current Liabilities
  Accounts payable...........................        $ 52,264        $ 50,745
  Accrued salaries and wages.................          28,298          29,110
  Other accrued liabilities..................         109,600         129,791
  Current income taxes payable...............          11,479           2,749
  Current maturities of long-term debt and
   capital lease obligations.................          70,957           2,653
       Total Current Liabilities.............         272,598         215,048

Long-Term Debt and Capital Lease
 Obligations.................................         350,205         533,476

Deferred Income Tax Liabilities..............          38,789          12,380

Reserve for Unpaid Claims....................          99,675         100,250

Deferred Credits and Other
 Long-Term Liabilities.......................          19,621          44,105

Stockholders' Equity
  Preferred Stock, without par value
    Authorized - 10,000,000 shares
    Issued and outstanding - none............            --              --
  Common Stock, par value $0.25
   per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 25,001,042
     shares in 1993 and 26,899,471
     shares in 1994..........................           6,250           6,725
  Other Stockholders' Equity
    Additional paid-in capital...............         237,581         244,339
    Accumulated deficit......................         (59,423)       (119,042)
    Unearned compensation under ESOP.........        (122,724)        (73,527)
    Warrants outstanding.....................             274             180
    Cumulative foreign currency
     adjustments.............................          (4,660)         (2,454)
                                                       57,298          56,221
Commitments and Contingencies

                                                     ________        ________
                                                     $838,186        $961,480



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)


                                                Ten Months     Two Months
                                                   ended          ended
                                                 July 31,     September 30,   Year ended September 30,
                                                  1992            1992           1993           1994

Net revenue.................................   $  777,855  :   $  142,850     $  897,907     $  904,646
                                                           :
Costs and expenses                                         :
  Salaries, general and administrative                     :
   expenses.................................      563,600  :      107,608        640,847        661,516
  Bad debt expense..........................       50,403  :       14,804         67,300         70,623
  Depreciation and amortization.............       35,126  :        3,631         26,382         28,354
  Amortization of reorganization value in                  :
   excess of amounts allocable to identifi-                :
   able assets..............................         --    :        7,167         42,678         31,200
  Interest, net.............................      169,244  :       12,690         74,156         39,394
  ESOP expense..............................       33,714  :        4,811         45,874         49,197
  Stock option expense (credit).............         --    :         (789)        38,416         10,614
  Unusual items.............................         --    :         --             --           71,287
  Deferred compensation expense.............        3,190  :         --             --             --
                                                  855,277  :      149,922        935,653        962,185
Loss from continuing operations before                     :
 income taxes, reorganization items                        :
 and extraordinary item.....................      (77,422) :       (7,072)       (37,746)       (57,539)
Provision for (Benefit from) income taxes...        4,259  :        1,054          1,874        (10,536)
Loss from continuing operations before                     :
 reorganization items and extraordinary                    :
 item.......................................      (81,681) :       (8,126)       (39,620)       (47,003)
Discontinued operations:                                   :
  Income (Loss) from discontinued                          :
    operations(1)...........................       24,211  :          930        (14,703)          --
  Gain on disposal of discontinued                         :
   operations (net of income tax provision                 :
   of $42,838)..............................         --    :         --           10,657           --
Loss before reorganization items and                       :
 extraordinary item.........................      (57,470) :       (7,196)       (43,666)       (47,003)
Reorganization items:                                      :
  Professional fees and other expenses......       (8,156) :         --             --             --
  Adjust accounts to fair value.............       83,004  :         --             --             --
Extraordinary item - gain (loss) on early                  :
 extinguishment or discharge of debt (net                  :
 of income tax benefit of $5,298                           :
 in 1993 and $8,410 in 1994)................      730,589  :         --           (8,561)       (12,616)
                                                           :
Net income (loss)...........................   $  747,967  :   $   (7,196)    $  (52,227)   $   (59,619)
Average number of common shares                            :
 outstanding(2).............................         --    :       24,828         24,875         26,394
Earnings (Loss) per common share(2):                       :
  Loss from continuing operations before                   :
   extraordinary item.......................         --    :        $(.33)        $(1.59)        $(1.78)
  Income (Loss) from discontinued                          :
   operations and gain on disposal of                      :
   discontinued operations..................         --    :          .04           (.16)           --
  Loss before extraordinary item............         --    :         (.29)         (1.75)         (1.78)
  Extraordinary loss on early extinguish-                  :
   ment of debt.............................         --    :          --            (.35)          (.48)
  Net loss..................................         --    :        $(.29)        $(2.10)        $(2.26)
__________________

(1) Net of income tax provisions of $79, $122 and $10,708 in the ten months ended July 31, 1992, the two months ended September 30, 1992 and fiscal 1993, respectively.
(2) Share and per share amounts for the period ended July 31, 1992 has not been presented because it is not meaningful due to the implementation of fresh start accounting and the substantial change in the number of shares outstanding subsequent to the consummation of the Plan.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)


                                                Ten Months     Two Months
                                                   ended          ended
                                                 July 31,     September 30,   Year ended September 30,
                                                  1992            1992           1993           1994

Common Stock:
  Balance, beginning of period.............    $     --    :   $    6,207     $    6,207     $    6,250
  Exercise of options and warrants.........          --    :         --               43            475
  Consummation of the Restructuring........         6,207  :         --             --             --
  Balance, end of period...................         6,207  :        6,207          6,250          6,725
                                                           :
Class B Common Stock:                                      :
  Balance, beginning of period.............         3,537  :         --             --             --
  Consummation of the Restructuring........        (3,537) :         --             --             --
  Balance, end of period...................          --    :         --             --             --
                                                           :
Additional Paid-in Capital:                                :
  Balance, beginning of period.............        39,891  :      199,412        198,623        237,581
  Deferred compensation and stock option                   :
   expense (credit)........................         3,190  :         (789)        38,416         10,614
  Exercise of options and warrants.........          --    :         --              542         (3,856)
  Consummation of the Restructuring........       364,888  :         --             --             --
  Adjust accounts to fair value............         3,993  :         --             --             --
  Fresh start equity reclassifications.....      (212,550) :         --             --             --
  Balance, end of period...................       199,412  :      198,623        237,581        244,339
                                                           :
Accumulated Deficit:                                       :
  Balance, beginning of period.............      (945,222) :         --           (7,196)       (59,423)
  Net income (loss)........................       747,967  :       (7,196)       (52,227)       (59,619)
  Fresh start equity reclassifications.....       215,479  :         --             --             --
  Cumulative redeemable preferred stock                    :
   dividend requirements...................       (18,224) :         --             --             --
  Balance, end of period...................          --    :       (7,196)       (59,423)      (119,042)
                                                           :
Unearned Compensation under ESOP:                          :
  Balance, beginning of period.............      (240,461) :     (193,990)      (187,128)      (122,724)
  ESOP expense.............................        33,714  :        4,811         45,874         49,197
  ESOP expense of discontinued operations..        12,757  :        2,051         18,530           --
  Balance, end of period...................      (193,990) :     (187,128)      (122,724)       (73,527)
                                                           :
Warrants Outstanding:                                      :
  Balance, beginning of period.............         3,993  :          283            283            274
  Exercise of warrants.....................          --    :         --               (9)           (94)
  Consummation of the Restructuring........           283  :         --             --             --
  Adjust accounts to fair value............        (3,993) :         --             --             --
  Balance, end of period...................           283  :          283            274            180
                                                           :
Cumulative Foreign Currency Adjustments:                   :
  Balance, beginning of period.............           (17) :         --             (365)        (4,660)
  Foreign currency translation gain                        :
   (loss)..................................         3,088  :         (365)        (4,295)         2,206
  Fresh start equity reclassifications.....        (3,071) :         --             --             --
  Balance, end of period...................          --    :         (365)        (4,660)        (2,454)
                                                           :
Total Stockholders' Equity.................    $   11,912  :   $   10,424     $   57,298     $   56,221


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                     CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                           Ten Months     Two Months
                                                             ended          ended
                                                            July 31,     September 30,  Year ended September 30,
                                                              1992           1992         1993           1994

Cash Flows From Operating Activities
  Net income (loss)......................................  $ 747,967   :   $  (7,196)   $ (52,227)     $(59,619)
    Adjustments to reconcile net income (loss) to net                  :
      cash provided by operating activities:                           :
       (Income) Loss from discontinued operations........    (24,211)  :        (930)      14,703          --
       Gain on sale of discontinued operations...........       --     :        --        (10,657)         --
       Depreciation and amortization.....................     35,126   :      10,798       69,060        59,554
       Non-cash portion of unusual items.................       --     :        --           --          70,207
       ESOP expense......................................     33,714   :       4,811       45,874        49,197
       Deferred compensation and stock option expense                  :
        (credit).........................................      3,190   :        (789)      38,416        10,614
       Non-cash interest expense.........................     38,245   :         917        7,866         2,005
       Cash flows from changes in assets and liabilities,              :
        net of reorganization items and effects from                   :
        sales and acquisitions of businesses:                          :
         Accounts receivable, net........................       (133)  :      10,960        7,909        (7,533)
         Other current assets............................     (7,492)  :        (685)      (2,541)        4,563
         Other long-term assets..........................     (8,761)  :         471       (5,239)        2,860
         Accounts payable and other accrued                            :
           liabilities...................................     76,354   :      25,401      (30,443)      (13,017)
         Income taxes payable and deferred income taxes..      1,585   :         942        1,482       (26,759)
         Reserve for unpaid claims.......................      7,348   :      (1,479)       4,119         1,215
       Reorganization items:                                           :
         Professional fees and other expenses............    (20,208)  :      (6,161)        --            --
         Adjust accounts to fair value...................    (83,004)  :        --           --            --
       Extraordinary (gain) loss on early                              :
        extinguishment or discharge of debt..............   (730,589)  :        --          8,561        12,616
       Other.............................................      7,810   :       1,300       (6,925)       (7,556)
         Total adjustments...............................   (671,026)  :      45,556      142,185       157,966
           Net cash provided by operating activities.....     76,941   :      38,360       89,958        98,347
                                                                       :
Cash Flows From Investing Activities                                   :
    Capital expenditures.................................     (8,868)  :      (1,430)     (11,101)      (14,626)
    Acquisitions of businesses...........................       --     :        --           --        (130,550)
    (Increase) Decrease in assets restricted for                       :
      settlement of unpaid claims........................     (1,629)  :     (16,438)     (14,152)        7,076
    Proceeds from sale of assets (including discontinued               :
     operations).........................................      3,008   :        --        354,173        16,584
    Cash flows from discontinued operations..............     33,812   :      10,977       42,487          --
           Net cash provided by (used in) investing                    :
             activities..................................     26,323   :      (6,891)     371,407      (121,516)
                                                                       :
Cash Flows From Financing Activities                                   :
    Payments on debt and capital lease obligations.......   (120,197)  :     (42,931)    (533,942)     (311,553)
    Proceeds from issuance of debt.......................      1,462   :        --         17,200       381,798
    Proceeds from exercise of stock options and                        :
     warrants............................................       --     :        --            576         1,315
    Tax benefit related to the exercise of stock                       :
     options.............................................       --     :        --           --           9,424
    Income tax payments made on behalf of stock                        :
     optionee............................................       --     :        --           --         (14,214)
           Net cash provided by (used in) financing                    :
             activities..................................   (118,735)  :     (42,931)    (516,166)       66,770
                                                                       :
Net increase (decrease) in cash and cash equivalents.....    (15,471)  :     (11,462)     (54,801)       43,601
Cash and cash equivalents at beginning of period.........    167,736   :     152,265      140,803        86,002
Cash and cash equivalents at end of period............... $  152,265   :  $  140,803    $  86,002      $129,603



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1994


1.   Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On June 2, 1992, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code. The prepackaged plan of reorganization (the "Plan") effected a restructuring of the Company's debt and equity capitalization (the "Restructuring"). The Company's Plan was confirmed on July 8, 1992, and became effective on July 21, 1992 (effective on July 31, 1992 for financial reporting purposes). The consolidated financial statements as of and for the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994 are presented for the Company after the consummation of the Plan. These statements were prepared under the principles of fresh start accounting and are not comparable to the statements of prior periods. Accordingly, a line has been used to separate the financial statements of the Company after the consummation of the Plan from those of the Company prior to the consummation of the Plan.

Property and Equipment

     As a result of the adoption of fresh start accounting, property and equipment were adjusted to their estimated fair value as of July 31, 1992 and historical accumulated depreciation was eliminated. Expenditures for renewals and improvements are charged to the property accounts; however, replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. The Company removes the cost and related accumulated depreciation from the accounts for property sold or retired, and any resulting gain or loss is included in operations. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis. Upon implementation of fresh start accounting, the average of the remaining useful lives of buildings and improvements was approximately 22 years. The general range of estimated useful lives is three to ten years for equipment.

Excess Reorganization Value

     Excess Reorganization Value is being amortized on a straight-line basis over three years. Amortization expense for the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994 was $7.2 million, $42.7 million and $31.2 million, respectively. The unamortized Excess Reorganization Value of $58.6 million attributable to the general hospitals sold on September 30, 1993, reduced the gain from the disposal of such hospitals. Excess Reorganization Value was reduced by approximately $21 million during fiscal 1993 to reflect the recognition of tax benefits related to pre-Plan tax loss carryforwards. (See Note 8.)

Foreign Currency

     Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

Net Revenue

     Net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the appropriate agencies. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

Charity Care

     The Company provides care without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the ten months ended July 31, 1992, the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994 the Company provided, at its established billing rates, approximately $30 million, $5.8 million, $33.1 million and $29.3 million, respectively, of such care.

Interest, Net

     The Company records interest expense net of capitalized interest and interest income. Interest income for the ten months ended July 31, 1992, the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994 was approximately $6.7 million, $.8 million, $3.6 million and $4.4 million, respectively.

Cash and Cash Equivalents

     Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

Assets Restricted for the Settlement of Unpaid Claims

     Assets restricted for the settlement of unpaid claims include marketable securities which are carried at fair market value. Transfer of such investments from the insurance subsidiaries to the Company or any of its other subsidiaries is subject to meeting certain criteria under the Revolving Credit Agreement and approval by certain regulatory authorities.

     During fiscal 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Under SFAS 115, investments are classified into three categories: i) held to maturity; ii) available for sale; and iii) trading. Unrealized holding gains or losses are recorded for trading and available for sale securities. The Company's investments are classified as available for sale and the adoption of SFAS 115 did not have a material effect on the Company's financial statements, financial condition and liquidity or results of operations.

Net Loss Per Common Share

     Net loss per common share for periods subsequent to the Restructuring was computed based on the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents were not dilutive and therefore were not included in the calculation.

2.   Significant Transactions

     Acquisitions

     As of March 29, 1994 the Company entered into two agreements with National Medical Enterprises, Inc. ("NME") providing for the purchase by the Company of substantially all of the assets of 36 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets. Under a consent order that has been conditionally approved by the Federal Trade Commission, the Company has agreed not to acquire six of such facilities; the Company and NME subsequently agreed that the Company will not acquire one facility. The remaining 40 facilities (the "Acquired Hospitals") have, as of November 30, 1994, been acquired (the "Acquisition") by subsidiaries of the Company. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals.

     On June 30, 1994, the Company completed the purchase of 27 of the Acquired Hospitals for a cash purchase price of approximately $129.6 million, which included approximately $39.3 million, subject to adjustment, for the net working capital of the facilities. On October 31, 1994 the Company completed the purchase of three additional Acquired Hospitals for a cash purchase price of approximately $5 million which included approximately $2.2 million related to the net working capital of the facilities. On November 30, 1994, the Company completed the purchase of the remaining ten Acquired Hospitals for a cash purchase price of approximtely $36.8 million, including approximately $9.5 million related to the net working capital of ten Acquired Hospitals.
The Company accounted for the Acquisition using the purchase method of accounting.

     The Company's Consolidated Statement of Operations for the year ended September 30, 1994 includes results of operations of 27 of the Acquired Hospitals for the three months ended September 30, 1994. Because all of the Acquired Hospitals have been purchased as of November 30, 1994, the purchases have been considered one transaction for pro forma disclosure. Below are unaudited pro forma results of operations for the years ended September 30, 1993 and 1994 as though the Acquired Hospitals had been purchased on October 1, 1992 and 1993, respectively. The pro forma information does not purport to be indicative of the results which would actually have been attained had the acquisition been completed on such date or which may be attained in the future. (In thousands, except for per share data.)

                                               For the Year Ended
                                  September 30, 1993       September 30, 1994
                                 Actual      Pro Forma     Actual     Pro Forma
                                            (Unaudited)             (Unaudited)

Net revenue................     $897,907    $1,230,851    $904,646    $1,161,250

Loss from continuing
 operations before
 discontinued operations
 and extraordinary items...     $(39,620)   $   (5,845)   $(47,003)   $  (41,733)
Net loss...................     $(52,227)   $  (18,452)   $(59,619)   $  (54,349)

Loss per common share:
  Loss from continuing
   operations before
   discontinued
   operations and
   extraordinary items.....       $(1.59)       $(.23)      $(1.78)       $(1.58)
  Net loss.................       $(2.10)       $(.74)      $(2.26)       $(2.06)


     Discontinued Operations

     On September 30, 1993, the Company sold its general hospitals and the related assets for approximately $338 million. The Company retained the assets and liabilities relating to these subsidiaries for professional liability claims incurred and cost report settlements for periods prior to September 30, 1993. On September 15, 1993, the Company sold its interest in Beech Street of California, Inc. ("Beech Street") (see Note 12). Beech Street operates preferred provider networks and provides utilization review services to third parties. Immediately prior to the sale, the Company owned 71.1% of the voting stock and 19.8% of the equity ownership of Beech Street.
Summarized results of the discontinued operations were as follows (in thousands):

                                   Ten Months     Two Months
                                     ended           ended         Year ended
                                   July 31,      September 30,    September 30,
                                      1992            1992            1993

Net revenue.....................    $292,266   :    $ 61,779         $372,431
Operating and bad debt                         :
expenses........................     241,942   :      50,533          308,706
Amortization of reorganiza-                    :
 tion value in excess of                       :
 amounts allocable to identi-                  :
 fiable assets..................        --     :       5,333           32,000
Other expenses(1)...............      26,113   :       4,983           46,428
Net income (loss)...............    $ 24,211   :    $    930         $(14,703)

______________

(1) Included in these amounts are income taxes and interest expense related to debt specifically identifiable as debt of the discontinued operations. Such interest expense is not material.


     The net assets, results of operations and the gains on the sales of the general hospitals and Beech Street have been reported in the accompanying financial statements as discontinued operations. Therefore, the financial statements for all prior periods presented have been restated to segregate these amounts from continuing operations.

3.   The Restructuring and Fresh Start Reporting

     The consummation of the Plan discussed above in Note 1 resulted in, among other things, (i) a reduction of approximately $700 million in long-term debt,
(ii) elimination of $233 million of preferred stock and (iii) the issuance of approximately 24.8 million shares of Common Stock to certain holders of debt securities, the preferred stockholders and common stockholders.

     As a result of the consummation of the Plan, the financing under the $880 Million Credit Agreement between the Company and certain banks dated
September 1, 1988, was replaced by new facilities under the Amended and Restated Credit Agreement dated July 21, 1992, among the Company and certain banks (the "Credit Agreement").

     Upon consummation of the Plan, the Company recognized an extraordinary gain on debt discharge of approximately $731 million which represented forgiveness of debt, principal and interest, reduced by the estimated fair value of common stock issued to certain debtholders of the Company. The Company's long-term debt was stated at the present value of amounts to be paid, based on market interest rates on July 31, 1992. This adjustment to present value resulted in an aggregate carrying amount for the Company's long-term debt which was less than the aggregate principal amount thereof, and resulted in the amortization of the difference into interest expense over the terms of the debt instruments and, upon extinguishment of the debt prior to scheduled maturity, resulted in a loss on debt extinguishment.

     Under the principles of fresh start accounting, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets on the basis of their estimated fair value. Accordingly, the Company's property and equipment was reduced and its intangible assets were written off. In addition, the Company's accumulated deficit, common stock in treasury and cumulative foreign currency adjustments were eliminated. The excess of the reorganization value over the value of identifiable assets is reported as "reorganization value in excess of amounts allocable to identifiable assets" (the "Excess Reorganization Value").

     The total reorganization value assigned to the Company's assets was estimated by calculating projected cash flows before debt service requirements, for a five-year period, plus an estimated terminal value of the Company (calculated using a multiple of approximately six (6) on projected EBDIT (which is net revenue less operating and bad debt expenses)), each discounted back to its present value using a discount rate of 12% (representing the estimated after-tax weighted cost of capital). This amount was approximately $1.2 billion and was increased by (i) the estimated net realizable value of assets to be sold and (ii) estimated cash in excess of normal operating requirements. The above calculations resulted in an estimated reorganization value of approximately $1.3 billion, of which the Excess Reorganization Value was $225 million, of which $129 million related to continuing operations. The Excess Reorganization Value is being amortized over three years.

4.   Unusual Items

     During fiscal 1994 the Company recorded a charge for unusual items of approximately $71.3 million. Included in the unusual charges is the resolution in November 1994 between the Company and a group of insurance carriers of disputes that arose in the fourth quarter of fiscal 1994 related to claims paid predominantly in the 1980's. As part of the resolution, the Company will pay the insurance carriers approximately $31 million plus interest, for a total of $37.5 million in four installments over a three year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

     As a result of the Acquisition, the Company reassessed its business strategy in certain markets. The Company plans to consolidate services in selected markets and close or sell certain facilities owned prior to the Acquisition. Accordingly, the Company recorded a charge of $23 million in the fourth quarter of 1994 to write down the assets of those facilities to their net realizable value. Also recorded as an unusual charge during fiscal 1994 were expenses related to the relocation of the Company's executive offices.

5.   Benefit Plans

     The Company maintains an Employee Stock Ownership Plan (the "ESOP"), a noncontributory retirement plan that enables eligible employees to participate in the ownership of the Company. The ESOP borrowed approximately $455 million from the Company to acquire its ownership interest. At September 30, 1994, the ESOP owed the Company approximately $65.6 million.

     The Company has recorded unearned compensation to reflect the cost of Common Stock purchased by the ESOP but not yet allocated to participants' accounts. In the period that shares are allocated, or projected to be allocated, to participants, ESOP expense is recorded and unearned compensation is reduced. Interest expense on the remaining portion of the debt incurred to finance the ESOP transaction amounted to $2,472,000, $10,380,000 and $6,197,000 for the two months ended September 30, 1992, fiscal 1993 and 1994, respectively, and $16,169,000 for the ten months ended July 31, 1992 and is included in interest expense in the statements of operations.

     The Internal Revenue Service has ruled that the ESOP qualifies under
Section 401 of the Internal Revenue Code of 1986, as amended. Such determination allows the Company to deduct its contributions to the ESOP for federal income tax purposes.

     During fiscal 1992, the Company reinstated a defined contribution plan (the "401-K Plan"). Effective January 1, 1992, employee participants could elect to voluntarily contribute up to 5% of their compensation to the 401-K Plan. Effective October 1, 1992, the Company began making contributions to the 401-K Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation. During the years ended September 30, 1993 and 1994, the Company made contributions of $2,539,000 and $4,870,000, respectively, to the 401-K Plan.

6.   Long-Term Debt and Capital Lease Obligations

     Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1993 and 1994 follows (in thousands):

                                                   September 30    September 30
                                                       1993            1994
Revolving Credit Agreement due through
 1999 (7.0% at September 30, 1994)..............      $  --           $ 72,584
Financing under the Credit Agreement............       161,490           --
11.25% (11.75% at September 30, 1994) Senior
 Subordinated Notes due 2004....................         --            375,000
Debentures due 2003 (net of discount of
 $43,997 at September 30, 1993).................       156,003           --
8% to 10.75% Mortgage and other
 collateralized notes payable through
 1999...........................................        21,502           6,434
Variable rate secured notes due through
 2013 (3.65% to 3.852% at September 30, 1994)...        64,175          63,125
7.5% Swiss Bonds................................         6,443           6,443
3.65% to 12.5% Capital lease obligations
 due through 2014...............................        11,965          12,870
                                                       421,578         536,456
  Less amounts due within one year..............        70,957           2,653
  Less debt service funds.......................           416             327
                                                      $350,205        $533,476


     The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1994, follow:
1995 -- $2,653,000; 1996 -- $2,795,000; 1997 -- $2,964,000; 1998 --
$2,519,000; and 1999 -- $74,866,000.

     The Company's debt is carried at cost which approximates fair market value.

     Revolving Credit Agreement

     On May 2, 1994 the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregate committed amount of $300 million (the "Revolving Credit Agreement"). Proceeds from the Revolving Credit Agreement were used (i) to refinance certain mortgage indebtedness of certain subsidiaries of the Company in the principal amount of approximately $14.7 million and the loans to certain subsidiaries of the Company outstanding under the Credit Agreement in the principal amount of approximately $46.8 million,
(ii) for continued credit enhancement of certain currently outstanding variable rate demand notes issued by or for the benefit of certain subsidiaries of the Company and (iii) for working capital and other general corporate purposes, including to finance, in part, the Acquisition and to finance other permitted acquisitions and investments.

     The amounts available under the Revolving Credit Agreement will be reduced by the amounts and on the dates indicated below:

                         Amount                 Date

                     $ 24,537,446           March 31, 1996
                       49,074,892           March 31, 1997
                       49,074,892           March 31, 1998
                      175,000,000           March 31, 1999

     In addition to the scheduled reductions above, the Revolving Credit Commitment shall be reduced (i) by an amount equal to 70% (or if a default or an event of default exists, 100%) of the net proceeds of certain asset sales,
(ii) by an amount equal to 25% (or if a default or an event of default exists, 100%) of the net proceeds of certain issuances or sales of the Company's capital stock or other equity interests, except that no such reduction shall be required if the Company meets specified financial ratios and no default or event of default has occurred and is continuing, and (iii) by an amount equal to the principal amount of permitted subordinated indebtedness subject to a required repurchase or repurchase offer by the Company as a result of any asset sale. All such reductions described in the foregoing clauses (i) through (iii) shall be applied first on a pro rata basis to all scheduled reductions of the Revolving Credit Agreement other than the last scheduled reduction of the Revolving Credit Agreement, and thereafter to the last scheduled reduction.

     The loans outstanding under the Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to (a) the sum of the Base Lending Rate plus 3/4 of 1%, or (b) at the option of the Company, the sum of the maximum reserve-adjusted one, two, three or six-month LIBOR plus 1 3/4%. The Base Lending Rate is the higher of (x) the rate announced from time to time as Bankers Trust Company's prime lending rate, (y) the Federal Reserve's reported weekly average dealer offering rate for three-month certificates of deposit, adjusted for maximum reserves, plus 1/2 of 1%, and (z) the Federal Funds Rate plus 1/2 of 1%.

     Senior Subordinated Notes

     Also on May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. Interest on the Notes is payable semi-annually on each April 15 and October 15, commencing on October 15, 1994. The Notes were originally issued as unregistered securities and later exchanged for securities which were registered with the Securities and Exchange Commission. Due to a delay in the registration of the notes to be exchanged, the Company was required to increase the interest rate on the Notes by 50 basis points per annum for the period September 1, 1994 through October 21, 1994, the date of issuance of the notes to be exchanged. Proceeds of $181.8 million from the sale of the Notes were used to defease, and, subsequently on June 9, 1994, to redeem the Company's outstanding 7.5% Senior Subordinated Debentures due 2003 (the "Debentures"). Certain remaining proceeds were used, along with proceeds from the Revolving Credit Agreement, to finance the Acquisition. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Notes.

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

                                              Redemption
                Year                            Price

                1999.....................     105.625%
                2000.....................     103.750%
                2001.....................     101.875%
                2002 and thereafter......     100.000%

     Covenants

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

     Extraordinary Losses

     The consolidated statements of operations for the years ended
September 30, 1993 and 1994 include extraordinary after-tax losses of $8,561,000 and $12,616,000, respectively, resulting from the early extinguishment of debt. The loss during fiscal 1993 includes fees incurred upon the retirement of the Senior Secured Notes, certain debt under the credit agreement and mortgages on the general hospitals and the write-off of the unamortized discount or premium remaining on certain debt. The extraordinary loss in fiscal 1994 was related to the defeasance of the Debentures and the pay-off of certain subsidiary mortgages and includes the difference between the redemption price and the carrying value of the Debentures and prepayment penalties related to the subsidiary mortgages.

     Leases

     The Company leases certain hospital facilities, some of which may be purchased during the term or at expiration of the leases. The book value of capital leased assets was approximately $9.0 million at September 30, 1994. The leases, which expire through 2069, generally require the Company to pay all maintenance, property tax and insurance costs.

     At September 30, 1994, aggregate amounts of future minimum payments under operating leases were as follows: 1995 - $6.4 million; 1996 - $4.6 million; 1997 - $2.1 million; 1998 - $1.3 million; 1999 - $.9 million; subsequent to 1999 - $39.8 million.

     Operations for the ten months ended July 31, 1992 included rental expense on operating leases of $10.4 million. Operations for the two months ended September 30, 1992, and the years ended September 1993 and 1994 included rental expenses on operating leases of $1.9 million, $11.3 million and $11.4 million, respectively.

7.   Stockholders' Equity

     Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, $.25 par value per share, and 10 million shares of preferred stock, without par value. Under the terms of the Plan, approximately 24,828,000 shares of common stock were issued to certain holders of debt securities, the preferred stockholders, and common stockholders. No shares of preferred stock have been issued as of September 30, 1994.

     Common Stock

     The Company is prohibited from paying dividends (other than dividends payable in shares of common stock) on its common stock under the terms of the Revolving Credit Agreement except under certain limited circumstances.

     1992 Stock Option Plan

     The 1992 Stock Option Plan provides for the issuance of 3,437,939 options to purchase common stock. A summary of changes in options outstanding and other related information is as follows:


                                      Ten Months       Two Months
                                         ended            ended
                                       July 31,       September 30,     Year Ended September 30,
                                        1992              1992           1993              1994

Balance, beginning of period...            --    :      3,416,826       3,416,826        3,228,076
  Granted......................       3,416,826  :          --             21,750            6,000
  Cancelled....................            --    :          --            (27,000)         (24,000)
  Exercised....................            --    :          --           (183,500)      (2,437,560)
Balance, end of period.........       3,416,826  :      3,416,826       3,228,076          772,516
                                                 :
Option prices, end of period...   $4.36 - $9.60  :    $4.36 - $9.60  $.25 - $16.875   $4.36 - $22.75
Price range of exercised                         :
 options.......................            --    :          --              $ 4.36    $ .25 - $ 4.36
Average exercise price.........            --    :          --              $ 4.36            $  .62


     The exercise price of certain options will be reduced if a change in control of the Company occurs prior to July 1995 or, in the case of termination of employment of certain optionees without cause, if certain financial targets included in the 1992 Stock Option Plan are achieved.

     Options issued pursuant to the 1992 Stock Option Plan are exercisable upon vesting and expire through October 2000. As of September 30, 1994, 70.3% of the options outstanding were vested. The remaining options vest over the next fiscal year if the Company achieves certain financial targets. If a change in control of the Company occurs, all options vest immediately prior to such event, and upon termination of employment of certain optionees without cause, all options granted to such optionees vest immediately, provided certain financial targets have been met.

     Upon the termination of the employment of the Company's former Chairman of the Board on March 4, 1993, and under the provisions of the 1992 Stock Option Plan, all of the former employee's options vested and the option prices were reduced to $.25 per share. Such options totalled 2,220,336 at September 30, 1993. As a result, the Company recognized approximately $21.3 million in additional stock option expense during the second quarter of fiscal 1993. On December 3 and December 29, 1993, all of the options under the 1992 Stock Option Plan were exercised by the former employee. On December 3, 1993, 326,000 options were exercised and the option exercise price was paid by reducing the number of shares issueable by the number of shares having a fair market value equal to the option exercise price (3,326 shares). An exercise in this manner triggers a new measurement date for the options exercised and, since the stock price had increased since March 4, 1993, additional compensation expense of $3.9 million was recognized in December 1993. The option exercise price for the 1,894,336 options exercised on December 29, 1993, was paid in cash; accordingly, no additional compensation expense was triggered. For both of the exercises, the former employee elected to surrender optioned shares (approximately 570,000 shares) as consideration for the payment of required withholding taxes of approximately $14.2 million. These withholdings represent the minimum required tax withholding amounts required in order to avoid triggering a new measurement date and additional compensation expense. The Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded of approximately $9.4 million related to additional stock option expense allowable for income tax purposes.

     1994 Stock Option Plan

     During 1994 the Company adopted the 1994 Stock Option Plan covering 1.3 million shares of common stock. Options must be granted on or before December 31, 1996. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the common stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                      Year ended
                                                     September 30,
                                                         1994

Balance, beginning of period...                          --
  Granted......................                        921,000
  Cancelled....................                         44,500
  Exercised....................                          --
Balance, end of period.........                        876,500

Option prices..................                   $22.687 - $28.312


     Options granted under the 1994 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 33-1/3% of the shares covered by the option on each of the first three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than ten years after the date of grant.

     1994 Employee Stock Purchase Plan

     During 1994 the Company also adopted the 1994 Employee Stock Purchase Plan ("ESPP") covering 600,000 shares of common stock that can be purchased by eligible employees of the Company.

     The ESPP consists of three offerings of a maximum of 300,000 shares each, except that the maximum number of shares offered in the third offering period may not exceed the then remaining number of shares available under the ESPP. The first offering period began on April 1, 1994 and will end on March 31, 1995. On the first date of each offering period, a participant will be granted an option to purchase a certain number of shares of common stock (85,115 aggregate options granted for the first offering period). The purchase price for the first offering period is $21.144 per share.

     Directors' Stock Option Plan and Directors' Unit Award Plan

     The Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 175,000 shares of the Company's common stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the common stock on the date of grant. During fiscal 1993, 100,000 options were granted at an exercise price of $14.56 per share. During fiscal 1994, 25,000 of these options were exercised and an additional 25,000 options were granted at an exercise price of $23.163 per share.

     Options granted can be exercised from the date of vesting until February 1, 2003. No options can be granted after February 4, 1998. Options vest 20% when granted and an additional 20% on each successive February 1 for a period of four years, if the optionee continues to serve as a non-employee director on the applicable February 1. Unvested options vest in full in certain instances of termination.

     In addition, during 1994, the Company approved the Directors' Unit Award Plan (the "Unit Plan") which provides for the award of a maximum of 15,000 units (the "Units") that, upon vesting under the terms of the Unit Plan, would result in the issuance of an aggregate of 15,000 shares of common stock in settlement of Units.

     The Unit Plan provides for the award to each director who is not an employee of the Company of 2,500 Units. Upon vesting of the Units awarded to a director, the Company will settle the Units by issuing to the director, with no exercise price, a number of shares of the Company's common stock equal to the number of vested Units.

     Rights Plan

     Also upon consummation of the Plan, the Company adopted a Share Purchase Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, each share of common stock also represents one Share Purchase Right (collectively, the "Rights"). The Rights trade automatically with the underlying shares of common stock. Upon becoming exercisable, but prior to the occurrence of certain events, each Right initially entitles its holder to buy one share of common stock from the Company at an exercise price of $60.00. The Rights will be distributed and become exercisable only if a person or group acquires, or announces its intention to acquire, common stock exceeding certain levels, as specified in the Rights Plan. Upon the occurrence of such events, the exercise price of each Right reduces to one-half of the then current market price. The Rights also give the holder certain rights in an acquiring company's common stock. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to the distribution of the Rights. The Rights have no voting power until exercised.

     Common Stock Warrants

     The Company has two series of warrants outstanding, the 2002 Warrants and the 2006 Warrants.

     In connection with the Plan, the Company issued 114,690 of the 2002 Warrants to purchase one share each of the Company's common stock. These warrants, which expire on June 30, 2002, have an exercise price of $5.24 per share. During fiscal 1994, 37,395 shares were issued upon the exercise of these warrants.

     The 2006 Warrants, which expire on September 1, 2006, were subject to certain adjustments as a result of the Plan, and accordingly, 146,791 of such warrants are currently outstanding with an exercise price of $38.70 per share.

8.   Income Taxes

     The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in thousands):


                                             Ten Months    Two Months
                                               ended         ended
                                              July 31,    September 30,   Year ended September 30,
                                                1992          1992          1993           1994

Income taxes currently payable:                        :
    Federal.................................  $    14  :     $     3       $   181         $  --
    State...................................    1,055  :         113           315             639
    Foreign.................................      803  :         461           986           1,466
Deferred income taxes:                                 :
    Federal.................................    2,387  :         477           370         (11,106)
    State...................................     --    :        --             (39)         (1,587)
    Foreign.................................     --    :        --              61              52
                                              $ 4,259  :     $ 1,054       $ 1,874        $(10,536)


     The Company's income tax provision (benefit) attributable to continuing operations differs from that computed based on the statutory federal income tax rate for the following reasons (in thousands):


                                             Ten Months    Two Months
                                               ended         ended
                                              July 31,    September 30,   Year ended September 30,
                                                1992          1992          1993           1994

Income tax benefit at federal statutory
 income tax rate............................  $(26,323) :    $(2,404)     $(13,117)       $(20,139)
State income taxes, net of federal income               :
 tax benefit................................       699  :         75           180            (616)
Amortization of Excess Reorganization                   :
 Value......................................      --    :      2,437        14,831          10,920
Losses for which no tax benefit has been                :
 recorded...................................    26,323  :       --            --              --
Other --   net..............................     3,560  :        946           (20)           (701)
Income tax provision (benefit)..............  $  4,259  :    $ 1,054      $  1,874        $(10,536)


     Under the federal income tax laws, the Company was not required to include in its federal taxable income any cancellation of debt income as a result of the debt forgiven pursuant to the Plan. Accordingly, no income taxes have been provided on the $731 million extraordinary gain on debt discharge in the statement of operations for the ten months ended July 31, 1992.

     As of September 30, 1994, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $247 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2009 and are subject to examination by the Internal Revenue Service. Due to the ownership change which occurred as a result of the Restructuring, the Company's utilization of NOLs generated prior to the Effective Date is significantly limited. Based on these limitations and certain other factors, the Company has recorded a valuation allowance against the entire amount of the NOL deferred tax asset and other deferred tax assets, that in management's opinion, are not likely to be recovered.

     Components of the net deferred income tax liability at September 30, 1993 and 1994 are as follows (in thousands):

                                                          September 30,
                                                       1993           1994

     Deferred tax liabilities:
       Property and depreciation.............        $  14,991       $  6,636
       Long-term debt and interest...........           44,157         26,623
       ESOP..................................           17,013         26,019
       Other.................................           22,847         11,200
       Total deferred tax liabilities........           99,008         70,478

     Deferred tax assets:
       Operating loss carryforwards..........          (66,122)      (101,443)
       Insurance settlement..................             --          (16,031)
       Self-insurance reserves...............          (47,307)       (48,222)
       Restructuring costs...................          (25,397)        (9,365)
       Stock option expense..................          (14,898)        (6,649)
       Tax capitalization of costs
        expensed for book purposes...........          (10,030)        (5,338)
       Accruals..............................          (10,018)       (14,504)
       Other.................................          (19,861)       (18,632)
       Total deferred tax assets.............         (193,633)      (220,184)
       Valuation allowance...................          133,414        162,086
       Deferred tax assets after
        valuation allowance..................          (60,219)       (58,098)
      Net deferred tax liabilities...........        $  38,789       $ 12,380


     Effective January 1, 1993, the federal statutory corporate tax rate increased from 34% to 35%. The effect of the increase was not material to the Company.

     The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1993. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations.

9.   Other Accrued Liabilities

     Other accrued liabilities include amounts due health insurance programs of $59.3 million and $37.6 million at September 30, 1993 and 1994, respectively. Also included in other accrued liabilities is accrued interest payable of $2.8 million and $18.5 million as of September 30, 1993 and 1994, respectively.

10.  Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the ten months ended July 31, 1992, the two months ended September 30, 1992 and the years ended September 30, 1993 and 1994 (see Note 3 for a discussion of the non-cash financing activities related to the consummation of the Plan) (in thousands):


                                            Ten Months     Two Months
                                              ended          ended
                                             July 31,     September 30,   Year ended September 30,
                                               1992           1992          1993           1994

Federal and state income taxes paid,                   :
 net of refunds received............         $  2,944  :    $    269       $ 11,136      $  7,097
Payments to ESOP....................           40,697  :      23,000         69,123        42,000
Interest paid, net of amounts                          :
 capitalized........................           69,658  :       6,803         74,167        25,554
Liabilities assumed in connection                      :
 with acquisitions:                                    :
  Long-term debt....................             --    :        --             --           4,573
  Other liabilities.................             --    :        --             --          12,578


11.  Commitments and Contingencies

     The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates using the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted, as such claims mature, to reflect revised actuarial estimates based on actual experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

     In addition to general and professional liability claims, the Company is subject to other claims, suits, surveys and investigations. The Company has reached an agreement-in-principle to settle one of such matters upon payment of an amount that the Company believes will not exceed $2 million. The terms of such settlement are subject to certain third-party approvals. In the opinion of management, the ultimate resolution of such other pending matters will not have a material adverse effect on the Company's financial position or results of operations.

     Subsequent to the resolution of disputes with a group of insurance carriers, as described in Note 4, the Company was contacted by and began negotiations with two additional insurance carriers concerning similar issues. While the ultimate outcome of these discussions can not be predicted at this time, management believes that it has meritorious defenses to any related lawsuits which may be filed if satisfactory resolution is not achieved and that resolution of any disputes with these two additional insurance carriers would not have a material effect on the consolidated balance sheet or future results of operations.

     The Resolution Trust Corporation ("RTC"), for itself or in its capacity as conservator or receivor for 12 financial institutions, formerly held certain debt securities that were issued by the Company in 1988. RTC has indicated to the Company that it believes that certain financial statements and other disclosures made by the Company in connection with such debt securities contained materially misleading statements or material omissions and that such misleading statements or omissions resulted in an overvaluation of such debt securities. Specifically, the RTC has indicated its belief that the Company's financial statements overstated net income for the 1987 fiscal year and the first three quarters of the 1988 fiscal year due to understatement of contractual allowances and the allowance for bad debts and that the Company believed, but did not disclose, that certain negative industry factors or trends would occur in the foreseeable future. The Company believes that the financial institutions represented by RTC purchased in 1988 and 1989 $103.4 million face amount of subordinated debt securities originally issued by the Company in September 1988. Although the RTC has not disclosed to the Company its (or its financial institutions') trading losses from the purchases and sales of these subordinated debt securities, the RTC has disclosed the dates purchases and sales were made and the face amounts of the subordinated debt securities involved in these transactions. The Company believes that the trading losses were approximately $45 million. The Company has agreed to a tolling of the statute of limitations applicable to RTC's claims. Based on a review of relevant law and the facts known to the Company, the Company believes it has a substantial defense to a potential claim by RTC and that such claim would not have a material adverse effect on the Company's financial position or results of operations.

12.  Certain Relationships and Related Transactions

     The Company owns 50% of the Charter Medical Building in Macon, Georgia, and leases space in such building for certain corporate offices. Through September 30, 1994 the Company's corporate headquarters were located in the building and the lease, which expired September 30, 1994, provided for an average annual rental of approximately $1.2 million. Currently the Company is paying approximately $45,000 per month in rent on the building. Mr. William
A. Fickling, Jr., a former Director and former Chairman of the Board of Directors of the Company, and his father's estate own 25% of the building. In the opinion of management, such office space has been leased on terms as favorable as could be obtained from an unaffiliated party. As a result of the Company's interest in the building, the Company received distributions of approximately $280,000 in fiscal 1994.

     On September 15, 1993, the Company sold its ownership interest in Beech Street to the children of Mr. Fickling for approximately $5.5 million, plus the right to receive additional consideration, if certain events (e.g. a public offering of Beech Street stock or if Beech Street sells 50% or more of its assets) occur within two years. The Company obtained a fairness opinion by an independent appraisal firm stating that the financial consideration was fair. The Company acquired its ownership interest in a series of related transactions beginning in May 1989, for a total purchase price of $2,956,000. During the period of its ownership, the Company received $1,242,000 in dividend distributions from Beech Street.

     Beech Street was, prior to May 1989, a wholly owned subsidiary of Beech Street, Inc., in which Mr. Fickling beneficially owns a majority of the outstanding stock.

     The Company also has agreements with Beech Street where certain of the Company's hospitals provide services to employers (and their related employee and covered dependent groups) who have entered into agreements with Beech Street to utilize a Beech Street Preferred Provider Organization ("PPO") for hospital and other healthcare services. Such agreements provide for covered services to be rendered under terms (including discounts from the hospital's normal charges) which management of the Company believes are customary for hospital PPO agreements. The Beech Street PPO reviews claims and serves as an intermediary between the Company's hospitals and the contracting employers. The Company derived approximately $14.8 million, $21.4 million and $5.2 million in revenue from these agreements during fiscal 1992, 1993 and 1994, respectively. The aggregate discount from customary charges was 17% in fiscal 1992, 12% in fiscal 1993 and 19% in 1994.

     Gerald L. McManis, who was elected director on February 18, 1994, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm and a subsidiary of MMI Companies, Inc. ("MMI"). Mr. McManis also serves on the Board of Directors of MMI. During fiscal 1993 and 1994, MAI provided consulting services for the Company related to the development of strategic plans and a review of the Company's business processes. The Company incurred $1,003,000 and $1,321,000 in fees for such services during fiscal 1993 and 1994, respectively, and reimbursed MAI $128,000 and $244,000, respectively, for expenses.

13.  Selected Quarterly Financial Data (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended September 30, 1993 and 1994. Certain amounts presented below differ from amounts previously reported in the Company's Quarterly Reports on Form 10-Q due to the restatement of the consolidated financial statements to reflect as discontinued operations the sale of certain subsidiaries in the fourth quarter of fiscal 1993. The fourth quarter of fiscal 1994 contained unusual changes of approximately $71.3 million. See Note 4 for an explanation of these charges.

                                                   Fiscal Quarters
                                      First      Second      Third       Fourth
                                      (In thousands, except per share amounts)

             1993
Net revenue......................   $226,390    $233,160    $231,737   $206,620
Loss from continuing operations
 before extraordinary item.......     (4,028)    (16,879)     (2,473)   (16,240)
Income (Loss) from discontinued
 operations and gain on disposal
 of discontinued operations......     (3,196)     (2,812)     (2,872)     4,834
Loss before extraordinary item...     (7,224)    (19,691)     (5,345)   (11,406)
Net loss.........................     (7,224)    (19,691)     (5,345)   (19,967)
Loss per common share:
  Loss from continuing
   operations before extra-
   ordinary item.................     $(0.16)     $(0.68)     $(0.10)    $(0.65)
  Net loss.......................      (0.29)      (0.79)      (0.21)     (0.80)

             1994
Net revenue......................   $208,817    $212,610    $220,857    $262,362
Income (Loss) from continuing
 operations before extra-
 ordinary item...................     (3,866)      1,123       2,110     (46,370)
Net income (loss)................     (3,866)      1,123     (10,506)    (46,370)
Income (Loss) per common share:
  Income (Loss) from continuing
   operations before extra-
   ordinary item.................      $(.15)       $.04        $.08      $(1.72)
  Net income (loss)..............       (.15)        .04        (.39)      (1.72)


14.  Guarantor Condensed Consolidating Financial Statements

                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING BALANCE SHEETS
                                     (In thousands, except shares and per share amounts)

                                                                              September 30, 1993
                                                                                      Charter
                                                                                      Medical
                                                                                    Corporation   Consolidated
                                                        Guarantor    Nonguarantor     (Parent     Elimination    Consolidated
                  ASSETS                              Subsidiaries   Subsidiaries   Corporation)    Entries         Total

Current Assets
  Cash and cash equivalents........................    $   45,147       $ 2,756     $   38,099     $      --      $   86,002
  Accounts receivable, net.........................       118,398         1,699           (459)           --         119,638
  Supplies.........................................         4,641            68            342            --           5,051
  Other current assets.............................         8,138            66         25,799         (12,779)       21,224
     Total Current Assets..........................       176,324         4,589         63,781         (12,779)      231,915
Assets restricted for settlement of unpaid
 claims............................................          --          61,351         20,257            --          81,608
Property and Equipment
  Land.............................................        89,440         5,432          1,014            --          95,886
  Buildings and improvements.......................       304,313         5,000          1,336            --         310,649
  Equipment........................................        64,621           863          1,937            --          67,421
                                                          458,374        11,295          4,287            --         473,956
  Accumulated depreciation.........................       (30,141)         (487)           530            --         (30,098)
  Construction in progress.........................           924             4           --              --             928
                                                          429,157        10,812          4,817            --         444,786
Other Long-Term Assets(1)..........................       354,315         2,539        715,993      (1,050,171)       22,676
Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net.............          --            --           57,201            --          57,201
                                                       __________       _______     __________     ___________    __________
                                                       $  959,796       $79,291     $  862,049     $(1,062,950)   $  838,186
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................    $   41,977       $   421     $    9,866        $   --      $   52,264
  Accrued expenses and other current liabilities...        86,397           912         62,068            --         149,377
  Current maturities of long-term debt and
   capital lease obligations.......................         6,102            28         64,827            --          70,957
       Total Current Liabilities...................       134,476         1,361        136,761            --         272,598
Long-Term Debt and Capital Lease Obligations.......       137,081         1,094        544,050        (332,020)      350,205
Deferred Income Taxes..............................          --             946         37,843            --          38,789
Reserve for Unpaid Claims..........................          --          45,816         66,638         (12,779)       99,675
Deferred Credits and Other Long-Term
 Liabilities(1)....................................        29,895          --           19,459         (29,733)       19,621
Stockholders' Equity
  Common Stock, par value $0.25 per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 25,001,042 shares.....         2,833           586          6,250          (3,419)        6,250
  Other Stockholders' Equity
    Additional paid-in capital.....................       713,705        25,079        237,581        (738,784)      237,581
    Retained earnings (Accumulated deficit)........       (57,147)        5,580        (59,423)         51,567       (59,423)
    Unearned compensation under ESOP...............          --            --         (122,724)           --        (122,724)
    Warrants outstanding...........................          --            --              274            --             274
    Cumulative foreign currency adjustments........        (1,047)       (1,171)        (4,660)          2,218        (4,660)
                                                          658,344        30,074         57,298        (688,418)       57,298
Commitments and Contingencies
                                                       __________       _______     __________     ___________   ___________
                                                       $  959,796       $79,291     $  862,049     $(1,062,950)  $   838,186

(1)  Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.


                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING BALANCE SHEETS
                                                       (In thousands)

                                                                              September 30, 1994
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                  ASSETS                            Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Current Assets
 Cash and cash equivalents........................    $   71,850      $ 8,606      $   49,147      $      --        $129,603
 Accounts receivable, net.........................       166,191        2,780           1,324             --         170,295
 Supplies.........................................         5,713           75             309             --           6,097
 Other current assets.............................        11,461          177          19,018          (12,024)       18,632
    Total Current Assets..........................       255,215       11,638          69,798          (12,024)      324,627
Assets Retricted for Settlement of Unpaid Claims..          --         61,475          13,057             --          74,532
Property and Equipment
 Land.............................................        89,340        6,019           1,014             --          96,373
 Buildings and improvements.......................       369,518        5,666         (14,598)            --         360,586
 Equipment........................................        88,483        1,262           2,299             --          92,044
                                                         547,341       12,947         (11,285)            --         549,003
 Accumulated depreciation.........................       (55,505)      (1,056)           (406)            --         (56,967)
 Construction in progress.........................         2,143          166            --               --           2,309
                                                         493,979       12,057         (11,691)            --         494,345
Other Long-Term Assets(1).........................        44,400       11,003         972,059       (1,013,107)       14,355
Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net............          --           --            26,001             --          26,001
Other Intangibles.................................         8,038        3,382          16,200             --          27,620
                                                      $  801,632      $99,555      $1,085,424      $(1,025,131)     $961,480
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable.................................    $   43,476      $ 1,107      $    6,162      $      --        $ 50,745
 Accrued expenses and other current liabilities...        63,742        1,684          96,224             --         161,650
 Current maturities of long-term debt and
  capital lease obligations.......................         2,537          116            --               --           2,653
    Total Current Liabilities.....................       109,755        2,907         102,386             --         215,048
Long-Term Debt and Capital Lease Obligations......      (258,010)       1,497         789,989             --         533,476
Deferred Income Taxes.............................          --            647          11,733             --          12,380
Reserve for Unpaid Claims.........................          --         54,759          57,515          (12,024)      100,250
Deferred Credits and Other Long-Term
 Liabilities(1)...................................       349,146          669          67,580         (373,290)       44,105
Stockholders' Equity
 Common Stock, par value $0.25 per share
   Authorized - 80,000,000 shares
   Issued and outstanding - 26,899,486............         2,866          587           6,725           (3,453)        6,725
 Other Stockholders' Equity
   Additional paid-in capital.....................       707,744       30,455         244,339         (738,199)      244,339
   Retained earnings (Accumulated deficit)........      (109,093)       7,734        (119,042)         101,359      (119,042)
   Unearned compensation under ESOP...............          --           --           (73,527)            --         (73,527)
   Warrants outstanding...........................          --           --               180             --             180
   Cumulative foreign currency adjustments........          (776)         300          (2,454)             476        (2,454)
                                                         600,741       39,076          56,221         (639,817)       56,221
Commitments and Contingencies
                                                      __________      _______      __________      ___________   ___________
                                                      $  801,632      $99,555      $1,085,424      $(1,025,131)  $   961,480

(1)  Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.



                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                       (In thousands)

                                                                     For the Ten Months Ended July 31, 1992
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                                                    Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Net revenue.......................................   $ 818,308        $14,989      $(32,279)        $(23,163)     $ 777,855
Costs and expenses
  Salaries, general and administrative
   expenses.......................................     709,559         10,931      (133,727)         (23,163)       563,600
  Bad debt expense................................      55,150             56        (4,803)            --           50,403
  Depreciation and amortization...................      39,316            343        (4,533)            --           35,126
  Interest, net...................................       2,261             84       166,928              (29)       169,244
  ESOP expense....................................      31,477           --           2,208               29         33,714
  Deferred compensation expense...................        --             --           3,190             --            3,190
                                                       837,763         11,414        29,263          (23,163)       855,277
Income (Loss) from continuing operations
 before income taxes, equity in earnings
 (loss) of subsidiaries, reorganization
 items and extraordinary item.....................     (19,455)         3,575       (61,542)            --          (77,422)
Provision for income taxes........................       1,393            372         2,494             --            4,259
Income (Loss) from continuing operations
 before equity in earnings (loss) of subsidiaries,
 reorganization items and extraordinary item......     (20,848)         3,203       (64,036)            --          (81,681)
Equity in earnings (loss) of continuing
 subsidiaries.....................................         614           --         (17,645)          17,031           --
Income (Loss) from discontinued operations........      25,230          3,362        (4,381)            --           24,211
Equity in earnings (loss) of discontinued
 subsidiaries.....................................        --             --          28,592          (28,592)          --
Income (Loss) before reorganization items and
 extraordinary item...............................       4,996          6,565       (57,470)         (11,561)       (57,470)
Reorganization items..............................    (206,274)          --          74,848          206,274         74,848
Extraordinary gain (loss) on early discharge of
 debt.............................................      (2,851)          --         730,589            2,851        730,589
Net income (loss).................................   $(204,129)       $ 6,565      $747,967         $197,564     $  747,967

                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities...   $  85,616        $ 1,897      $(10,572)        $   --       $   76,941
Cash Flows from Investing Activities:
  Cash flows from discontinued operations.........      33,812           --            --               --           33,812
  Cash flows from other investing activities......      (5,506)          (618)       (1,365)            --           (7,489)
Cash provided by (used in) investing activities...      28,306           (618)       (1,365)            --           26,323
Cash Flows from Financing Activities:
  Payments on debt and capital lease obligations..     (63,494)        (1,160)      (55,543)            --         (120,197)
  Cash flows from other financing activities......         302          1,160         --                --            1,462
Cash used in financing activities.................     (63,192)          --         (55,543)            --         (118,735)
Net increase (decrease) in cash and cash
 equivalents......................................      50,730          1,279       (67,480)            --          (15,471)
Cash and cash equivalents at beginning of period..      45,779          1,941       120,016             --          167,736
Cash and cash equivalents at end of period........   $  96,509        $ 3,220      $ 52,536         $   --       $  152,265




The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.




                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                       (In thousands)

                                                                 For the Two Months Ended September 30, 1992
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                                                    Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Net revenue.......................................    $149,152        $ 2,281      $ (3,472)        $ (5,111)      $142,850
Costs and expenses
  Salaries, general and administrative expenses...     136,375            (98)      (23,560)          (5,109)       107,608
  Bad debt expense................................      15,110             (2)         (304)            --           14,804
  Depreciation and amortization...................       3,731             74          (172)              (2)         3,631
  Amortization of reorganization value in excess
   of amounts allocable to identifiable assets....        --              --          7,167             --            7,167
  Interest, net...................................        (169)             1        12,829               29         12,690
  ESOP expense....................................       4,306           --             534              (29)         4,811
  Stock option expense (credit)...................        --             --            (789)            --             (789)
                                                       159,353            (25)       (4,295)          (5,111)       149,922
Income (Loss) from continuing operations before
 income taxes and equity in earnings (loss) of
 subsidiaries.....................................     (10,201)         2,306           823             --           (7,072)
Provision for income taxes........................         277            625           152             --            1,054
Income (Loss) from continuing operations before
 equity in earnings (loss) of subsidiaries........     (10,478)         1,681           671             --           (8,126)
Equity in earnings (loss) of continuing
 subsidiaries.....................................        (413)          --          (8,797)           9,210           --
Income (Loss) from discontinued operations........       6,581          1,084        (6,735)            --              930
Equity in earnings (loss) of discontinued
 subsidiaries.....................................        --             --           7,665           (7,665)          --
Net income (loss).................................    $ (4,310)      $  2,765     $  (7,196)        $  1,545       $ (7,196)


                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities...    $ 30,049        $10,491      $ (2,180)        $   --         $ 38,360
Cash Flows from Investing Activities:
  Increase in assets restricted for the
   settlement of unpaid claims....................        --          (11,535)       (4,903)            --          (16,438)
  Cash flows from discontinued operations.........      10,977           --            --               --           10,977
  Cash flows from other investing activities......      (1,374)           (36)          (20)            --           (1,430)
Cash provided by (used in) investing activities...       9,603        (11,571)       (4,923)            --           (6,891)
Cash Flows from Financing Activities:
  Payments on debt and capital lease obligations..     (21,983)          --         (20,948)            --          (42,931)
Cash used in financing activities.................     (21,983)          --         (20,948)            --          (42,931)
Net increase (decrease) in cash and cash
 equivalents......................................      17,669         (1,080)      (28,051)            --          (11,462)
Cash and cash equivalents at beginning of period..      96,509          3,220        52,536             --          152,265
Cash and cash equivalents at end of period........    $114,178        $ 2,140      $ 24,485         $   --         $140,803







The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                                           CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                          (In thousands)

                                                                           For the Year Ended September 30, 1993
                                                                                          Charter
                                                                                          Medical
                                                                                        Corporation     Consolidated
                                                            Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                                                          Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Net revenue.............................................   $  922,221      $ 16,911     $ (20,514)        $(20,711)     $ 897,907
Costs and expenses
  Salaries, general and administrative expenses.........      876,792        11,913      (227,147)         (20,711)       640,847
  Bad debt expense......................................       68,086           121          (907)            --           67,300
  Depreciation and amortization.........................       26,816           411          (845)            --           26,382
  Amortization of reorganization value in excess
   of amounts allocable to identifiable assets..........           (8)         --          42,686             --           42,678
  Interest, net.........................................       (7,465)           36        81,585             --           74,156
  ESOP expense..........................................       41,563          --           4,311             --           45,874
  Stock option expense..................................         --            --          38,416             --           38,416
                                                            1,005,784        12,481       (61,901)         (20,711)       935,653
Income (Loss) from continuing operations before
 income taxes and extraordinary item and equity
 in earnings (loss) of subsidiaries.....................      (83,563)        4,430        41,387             --          (37,746)
Provision for (benefit from) income taxes...............      (30,313)          520        31,667             --            1,874
Income (Loss) from continuing operations before
 extraordinary item and equity in earnings (loss)
 of subsidiaries........................................      (53,250)        3,910         9,720             --          (39,620)
Equity in earnings (loss) of continuing subsidiaries....          909          --         (49,340)          48,431           --
Discontinued operations:
  Income (Loss) from discontinued operations............       14,734         5,492       (34,929)            --          (14,703)
  Equity in earnings (loss) of discontinued
   subsidiaries.........................................         --            --         104,402         (104,402)          --
  Gain (Loss) on disposal of discontinued operations....       84,176          --         (73,519)            --           10,657
Income (Loss) before extraordinary item.................       46,569         9,402       (43,666)         (55,971)       (43,666)
Extraordinary loss on early extinguishment of debt......          314          --           8,561             (314)         8,561
Net income (loss).......................................    $  46,255      $  9,402     $ (52,227)        $(55,657)    $  (52,227)


                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities.........    $(404,185)     $  5,066     $ 489,077         $   --       $   89,958
Cash Flows from Investing Activities:
  Capital expenditures..................................      (10,806)          (76)         (219)            --          (11,101)
  Increase in assets restricted for the
   settlement of unpaid claims..........................         --         (10,084)       (4,068)            --          (14,152)
  Proceeds from the sale of assets......................      342,781         5,710         5,682             --          354,173
  Cash flows from discontinued operations...............       42,487          --            --               --           42,487
Cash provided by (used in) investing activities.........      374,462        (4,450)        1,395             --          371,407
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt....................       17,200          --            --               --           17,200
  Payments on debt and capital lease obligations........      (56,508)         --        (477,434)            --         (533,942)
  Cash flows from other financing activities............         --            --             576             --              576
Cash used in financing activities.......................      (39,308)         --        (476,858)            --         (516,166)
Net increase (decrease) in cash and cash equivalents....      (69,031)          616        13,614             --          (54,801)
Cash and cash equivalents at beginning of period........      114,178         2,140        24,485             --          140,803
Cash and cash equivalents at end of period..............    $  45,147      $  2,756     $  38,099         $   --       $   86,002


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.




                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                       (In thousands)

                                                                     For the Year Ended September 30, 1994
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                                                    Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Net revenue.......................................   $ 890,737        $24,390      $  6,931         $(17,412)      $904,646
Costs and expenses
  Salaries, general and administrative expenses...     794,650         21,187      (136,909)         (17,412)       661,516
  Bad debt expense................................      70,856             (2)         (231)            --           70,623
  Depreciation and amortization...................      26,602          1,027           725             --           28,354
  Amortization of reorganization value in excess
   of amounts allocable to identifiable assets....        --             --          31,200             --           31,200
  Interest, net...................................     (20,830)            21        60,203             --           39,394
  ESOP expense....................................      46,316           --           2,881             --           49,197
  Stock option expense............................        --             --          10,614             --           10,614
  Unusual items...................................         787            196        70,304             --           71,287
                                                       918,381         22,429        38,787          (17,412)       962,185
Income (Loss) from continuing operations before
 income taxes, equity in earnings (loss) of
 subsidiaries and extraordinary item..............     (27,644)         1,961       (31,856)            --          (57,539)
Income tax benefit................................      (8,753)          (195)       (1,588)            --          (10,536)
Income (Loss) from continuing operations before
 equity in earnings (loss) of subsidiaries and
 extraordinary item...............................     (18,891)         2,156       (30,268)            --          (47,003)
Equity in earnings (loss) of subsidiaries.........       1,889           --         (16,735)          14,846           --
Income (Loss) before extraordinary item...........     (17,002)         2,156       (47,003)          14,846        (47,003)
Extraordinary item - loss on early extinguishment
 or discharge of debt (net of income tax benefit
 of $8,410).......................................        --             --         (12,616)            --          (12,616)
Net income (loss).................................   $ (17,002)       $ 2,156      $(59,619)        $ 14,846       $(59,619)


                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities...   $ 153,152        $ 7,097      $(61,902)        $   --         $ 98,347
Cash Flows from Investing Activities:
  Capital expenditures............................     (14,282)          (344)         --               --          (14,626)
  Proceeds from the sale of assets................      11,584           --           5,000             --           16,584
  Acquisitions of businesses......................    (129,816)          (734)         --               --         (130,550)
  (Increase) Decrease in assets restricted for
   settlement of unpaid claims....................        --             (124)        7,200             --            7,076
Cash provided by (used in) investing activities...    (132,514)        (1,202)       12,200             --         (121,516)
Cash Flows from financing activities:
  Proceeds from the issuance of debt..............      25,862           --         355,936             --          381,798
  Payments on debt and capital lease obligations..     (19,797)           (45)     (291,711)            --         (311,553)
  Cash flows from other financing activities......        --             --          (3,475)            --           (3,475)
Cash provided by (used in) financing activities...       6,065            (45)       60,750             --           66,770
Net increase in cash and cash equivalents.........      26,703          5,850        11,048             --           43,601
Cash and cash equivalents at beginning of period..      45,147          2,756        38,099             --           86,002
Cash and cash equivalents at end of period........   $  71,850        $ 8,606      $ 49,147         $   --         $129,603


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


14.  Guarantor Condensed Consolidating Financial Statements

           Notes to the Condensed Consolidating Fianncial Statements

     General - These condensed consolidating financial statements reflect the Guarantors under the Notes and the Revolving Credit Agreement consummated in May 1994. The direct and indirect Guarantors are wholly owned by the Company or a Guarantor Subsidiary of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantee, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantor Subsidiaries, and the separate financial statements are deemed not material to investors.

     Distributions - There are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

     Transfers from Guarantors to Nonguarantors - The Revolving Credit Agreement permits the Company to contribute the assets of hospitals and related medical facilities to joint ventures that conduct a healthcare business, provided that certain conditions are satisfied and that the aggregate fair market value or book value, whichever is greater, of all such facilities contributed to joint ventures with respect to which the Company and its wholly-owned subsidiaries do not have a majority of the equity interests or are not entitled to elect or appoint the directors, managers or trustees, as applicable, does not exceed $100 million. Furthermore, the Revolving Credit Agreement permits the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), subject to the satisfaction of certain conditions, to invest up to $70 million plus the lesser of $30 million and an amount equal to "accumulated excess cash flow" (as defined in the Revolving Credit Agreement), of cash and other assets (other than hospitals and related medical facilities) in subsidiaries of the Company formed to pursue strategic investments and joint ventures in clinical services and management information services and to invest up to $80 million in other types of investments. The indenture related to the Notes also contains provisions that permit the Company and its Restricted Subsidiaries (as defined in the indenture for the Notes) to make investments in non-guarantors. The provisions contained in the indenture are less restrictive than those contained in the Revolving Credit Agreement and are, therefore, not relevant to the ability of the Company and its Restricted Subsidiaries to make investments in non-guarantors as long as the Revolving Credit Agreement is in effect.

     The Company intends to make investments in Permitted Joint Ventures (as defined in the Revolving Credit Agreement) and Unrestricted Subsidiaries (as defined in the Revolving Credit Agreement) to the extent it believes doing so will be consistent with its business strategy. To the extent the Company or its Restricted Subsidiaries make investments of the type described above, the assets available for debt payments and guarantee obligations could be diminished.


                      SCHEDULE V - PROPERTY AND EQUIPMENT

                                (In thousands)

                                   Balance at               Retirements    Other Changes   Balance at
                                   Beginning    Additions     and/or        Add (Deduct)     End of
        Classification             of Period     at Cost    Dispositions    --  Describe     Period

Ten months ended July 31, 1992:
  Land........................     $   93,052   $   --         $   350           816 (C)   $  101,727
                                                                                 (20)(E)
                                                                               8,229 (B)
  Buildings and improvements..        575,877      1,227         3,540        12,848 (A)      324,534
                                                                               1,781 (C)
                                                                              (1,857)(E)
                                                                            (261,802)(B)
  Equipment...................        147,817      4,021         2,321           472 (A)       61,320
                                                                                 444 (C)
                                                                                 568 (E)
                                                                             (89,681)(B)
  Construction in progress....         11,091      2,820          --         (13,320)(A)        1,632
                                                                                  29 (C)
                                                                               1,270 (E)
                                                                                (258)(B)
                                   $  827,837   $  8,068       $ 6,211     $(340,481)      $  489,213
Two months ended September 30,
 1992 (See Note 2):
  Land........................     $  101,727   $   --         $  --       $     165 (C)   $  101,892
  Buildings and improvements..        324,534        469            37           436 (A)      324,921
                                                                                (477)(C)
                                                                                  (4)(E)
  Equipment...................         61,320      1,601            74            68 (A)       62,940
                                                                                  10 (C)
                                                                                  15 (E)
  Construction in progress....          1,632        160          --            (504)(A)        1,322
                                                                                  34 (C)
                                   $  489,213   $  2,230       $   111     $    (257)      $  491,075
Year ended September 30, 1993
  Land........................     $  101,892   $   --         $ 4,824      $ (1,251)(C)   $   95,886
                                                                                  69 (E)
  Buildings and improvements..        324,921      1,909        11,474         1,594 (A)      310,649
                                                                              (2,182)(C)
                                                                                 103 (E)
                                                                              (4,222)(F)
  Equipment...................         62,940      6,792         3,043         1,001 (A)       67,421
                                                                                (277)(C)
                                                                                   8 (E)
  Construction in progress....          1,322      2,400          --          (2,595)(A)          928
                                                                                (116)(C)
                                                                                 (83)(E)
                                   $  491,075   $ 11,101       $19,341     $  (7,951)      $  474,884
Year ended September 30, 1994:
  Land........................     $   95,886   $  3,729       $ 3,943     $     701 (C)   $   96,373
  Buildings and improvements..        310,649     72,223         6,409         1,146 (A)      360,586
                                                                                 966 (C)
                                                                                  87 (E)
                                                                             (18,076)(F)
  Equipment...................         67,421     25,351         2,123         1,284 (A)       92,044
                                                                                 158 (C)
                                                                                 (47)(E)
  Construction in progress....            928      3,973          --          (2,430)(A)        2,309
                                                                                   4 (C)
                                                                                (166)(E)
                                   $  474,884   $105,276 (G)   $12,475     $ (16,373)      $  551,312


_________________

(A)  Reclassification of completed construction to property and equipment.
(B) Adjust accounts to fair value pursuant to the implementation of fresh start accounting.
(C)  Adjustment for foreign currency translation.
(D)  Write-off of construction costs of discontinued projects.
(E)  Property reclassifications.
(F)  Adjustment to net realizable value of assets.
(G) Includes $90.4 million related to the acquisition of assets from National Medical Enterprises, Inc.



     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                            PROPERTY AND EQUIPMENT

                                (In Thousands)


                                   Balance at               Retirements    Other Changes   Balance at
                                   Beginning                  and/or        Add (Deduct)     End of
        Classification             of Period    Additions   Dispositions    --  Describe     Period

Ten months ended July 31, 1992:
  Buildings and improvements..      $108,233     $14,799       $ 1,512     $       2 (A)    $   --
                                                                                 357 (B)
                                                                                (713)(C)
                                                                            (121,166)(D)
  Equipment...................        74,431      12,879         1,184            70 (A)        --
                                                                                 279 (B)
                                                                             (86,475)(D)
                                    $182,664     $27,678       $ 2,696     $(207,646)       $   --
Two months ended September 30,
 1992 (See Note 2):
  Buildings and improvements..      $   --       $ 2,765       $  --       $     (72)(A)    $  3,399
                                                                                  (7)(B)
                                                                                 713 (C)
  Equipment...................          --           920            49            43 (B)         914
                                    $   --       $ 3,685       $    49     $     677        $  4,313
Year ended September 30, 1993:
  Buildings and improvements..      $  3,399     $14,402       $   287     $    (750)(A)    $ 16,710
                                                                                 (21)(B)
                                                                                 (33)(C)
  Equipment...................           914      11,980           235           750 (A)      13,388
                                                                                  (6)(B)
                                                                                 (15)(C)
                                    $  4,313     $26,382       $   522     $     (75)       $ 30,098
Year ended September 30, 1994:
  Buildings and improvements..      $ 16,710     $15,070       $   172     $      72 (B)    $ 31,966
                                                                                 286 (C)
  Equipment...................        13,388      12,083           445            51 (B)      25,001
                                                                                 (76)(C)
                                    $ 30,098     $27,153       $   617     $     333        $ 56,967




_________________

(A)  Property reserve reclassifications.
(B)  Adjustment for foreign currency translation.
(C)  Other reclassifications and adjustments.
(D)  Write-off of accumulated depreciation pursuant to the implementation of fresh start accounting.



               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                (In Thousands)

                                                       Additions
                                                             Charged to
                                   Balance at   Charged to     Other                       Balance at
                                   Beginning    Costs and    Accounts--    Deductions--      End of
        Classification             of Period     Expenses     Describe       Describe        Period

Ten months ended July 31, 1992:
  Allowance for doubtful
   accounts....................      $30,734     $ 50,403    $15,837 (A)    $  1,540 (B)     $31,095
                                                               2,513 (B)      66,852 (C)
                                     $30,734     $ 50,403    $18,350        $ 68,392         $31,095
Two months ended September 30,
 1992 (See Note 2):
  Allowance for doubtful
   accounts....................      $31,095     $ 14,804    $ 3,044 (A)    $ 18,931 (C)     $30,272
                                                                 260 (B)
                                     $31,095     $ 14,804    $ 3,304        $ 18,931         $30,272
Year ended September 30, 1993:
  Allowance for doubtful
   accounts.................         $30,272     $ 67,300    $19,598 (A)    $ 89,272 (C)     $28,843
                                                                 945 (B)
                                     $30,272     $ 67,300    $20,543        $ 89,272         $28,843
Year ended September 30, 1994:
  Allowance for doubtful
   accounts....................      $28,843     $ 70,623    $19,877 (A)    $    109 (B)     $43,555
                                                               8,560 (D)      84,239 (C)
                                     $28,843     $ 70,623    $28,437        $ 84,348         $43,555


______________

(A)  Recoveries of amounts previously charged to income.
(B)  Included in provision for restructuring of operations or reorganization items.
(C)  Accounts written off.
(D)  Allowance for doubtful accounts purchased in acquisitions.



                  SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                      (In thousands)



                                    Ten Months   Two Months
                                      ended        ended
                                     July 31,   September 30,  Year ended September 30,
                                       1992         1992         1993           1994
                                                  (See Note 2)

Advertising costs...............      $31,996  :   $ 6,485       $39,393       $35,641
                                               :
                                               :
Amortization of reorganization                 :
 value in excess of amounts                    :
 allocable to identifiable                     :
 assets.........................         --    :   $ 7,167       $42,678       $31,200

______________

Certain items noted in Rule 12-11 of Regulation S-X have been excluded from the above schedule on the basis that each is less than 1% of net revenue as reported in the related
Consolidated Statements of Operations.
