Form 10-Q
period 1994-12-31
CHARTER MEDICAL CORP
filed 1995-02-14
CIK 19411

_______________________________________________________________________________


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________


(Mark One)

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1994

                                      OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
Commission File No. 1-6639


                          CHARTER MEDICAL CORPORATION
            (Exact name of Registrant as specified in its charter)


            Delaware                                         58-1076937
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                      3414 Peachtree Rd., NE, Suite 1400
                            Atlanta, Georgia  30326
                   (Address of principal executive offices)
                                  (Zip Code)


                                (404) 841-9200
             (Registrant's telephone number, including area code)


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

The number of shares of the Registrant's Common Stock outstanding as of
January 31, 1995, was 28,341,246.
_______________________________________________________________________________


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

Charter Augusta Behavioral          Georgia              58-1615676      3100 Perimeter Parkway
 Health System, Inc.                                                     P.O. Box 14939
                                                                         Augusta, GA 30909
                                                                         (404) 868-6625

Charter Arbor Indy                  Indiana              35-1916340      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Bay Harbor Behavioral       Florida              58-1640244      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, Georgia  30326
                                                                         (404) 841-9200

Charter Beacon Behavioral           Indiana              58-1524996      1720 Beacon Street
 Health System, Inc.                                                     Fort Wayne, IN  46805
                                                                         (219) 423-3651

Charter Behavioral Health System    New Jersey           58-2097832      19 Prospect Street
 at Fair Oaks, Inc.                                                      Summit, NJ  07901
                                                                         (908) 277-9102

Charter Behavioral Health System    Maryland             52-1866212      522 Thomas Run Road
 at Hidden Brook, Inc.                                                   Bel Air, MD  21014
                                                                         (410) 879-1919

Charter Behavioral Health System    California           33-0606642      3414 Peachtree Rd., N.E., Suite 1400
 at Los Altos, Inc.                                                      Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Florida              65-0519663      1324 37th Avenue, East
 at Manatee Palms Therapeutic                                            Bradenton, FL  34208
 Group Homes, Inc.                                                       (813) 746-1388

Charter Behavioral Health System    Maryland             52-1866221      14901 Broschart Road
 at Potomac Ridge, Inc.                                                  Rockville, MD  20850
                                                                         (301) 251-4500

Charter Behavioral Health System    Maryland             52-1866214      3680 Warwick Road, Route 1
 at Warwick Manor, Inc.                                                  East New Market, MD  21631
                                                                         (410) 943-8108

Charter Behavioral Health System    Georgia              58-1513304      240 Mitchell Bridge Road
 of Athens, Inc.                                                         Athens, GA  30606
                                                                         (404) 546-7277

Charter Behavioral Health System    Texas                58-1440665      8402 Cross Park Drive
 of Austin, Inc.                                                         Austin, TX  78754
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

Charter Behavioral Health System    Texas                76-0430571      709 Medical Center Boulevard
 of Baywood, Inc.                                                        Webster, TX  77598
                                                                         (713) 332-9550

Charter Behavioral Health System    Florida              58-1527678      4480 51st Street, West
 of Bradenton, Inc.                                                      Bradenton, FL  34210
                                                                         (813) 746-1388

Charter Behavioral Health System    California           95-4470774      3414 Peachtree Rd., N.E., Suite 1400
 of Canoga Park, Inc.                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Georgia              58-1408670      3500 Riverside Drive
 of Central Georgia, Inc.                                                Macon, GA  31210
                                                                         (912) 474-6200

Charter Behavioral Health System    South Carolina       58-1761157      2777 Speissegger Drive
 of Charleston, Inc.                                                     Charleston, SC  29405-8299
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

Charter Behavioral Health System    Texas                58-1643151      6201 Overton Ridge Blvd.
 of Fort Worth, Inc.                                                     Fort Worth, TX  76132
                                                                         (817) 292-6844

Charter Behavioral Health System    Mississippi          58-1616919      3531 Lakeland Drive
 of Jackson, Inc.                                                        Jackson, MS  39208
                                                                         (601) 939-9030

Charter Behavioral Health System    Florida              58-1483015      3947 Salisbury Road
 of Jacksonville, Inc.                                                   Jacksonville, FL  32216
                                                                         (904) 296-2447

Charter Behavioral Health System    Indiana              35-1916342      3414 Peachtree Rd., N.E., Suite 1400
 of Jefferson, Inc.                                                      Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Kansas               58-1603154      8000 West 127th Street
 of Kansas City, Inc.                                                    Overland Park, KS  66213
                                                                         (913) 897-4999

Charter Behavioral Health System    Louisiana            72-0686492      310 Youngsville Highway
 of Lafayettte, Inc.                                                     Lafayette, LA  70508
                                                                         (317) 448-6999

Charter Behavioral Health System    Louisiana            62-1152811      4250 Fifth Avenue, South
 of Lake Charles, Inc.                                                   Lake Charles, LA  70605
                                                                         (318) 474-6133

Charter Behavioral Health System    California           33-0606647      3414 Peachtree Rd., N.E., Suite 1400
 of Lakewood, Inc.                                                       Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    Indiana              35-1916343      3714 S. Franklin Street
 of Michigan City, Inc.                                                  Michigan City, IN  46360
                                                                         (219) 872-0531

Charter Behavioral Health System    Alabama              58-1569921      5800 Southland Drive
 of Mobile, Inc.                                                         Mobile, AL  36693
                                                                         (205) 661-3001

Charter Behavioral Health System    New Hampshire        02-0470752      29 Northwest Boulevard
 of Nashua, Inc.                                                         Nashua, NH  03063
                                                                         (603) 886-5000

Charter Behavioral Health System    Nevada               58-1321317      7000 West Spring Mountain Rd.
 of Nevada, Inc.                                                         Las Vegas, NV  89117
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

Charter Behavioral Health System    Ohio                 58-1731068      1725 Timberline Road
 of Toledo, Inc.                                                         Maumee, Ohio 43537
                                                                         (419) 891-9333

Charter Behavioral Health System    Arizona              86-0757462      7220 E. Rosewood Street
 of Tucson, Inc.                                                         Tucson, AZ  85710
                                                                         (602) 296-2828

Charter Behavioral Health System    Virginia             54-1703071      3414 Peachtree Rd., N.E., Suite 1400
 of Virginia                                                             Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health System    California           33-0606644      1100 S. Akers
 of Visalia, Inc.                                                        Visalia, CA  93277
                                                                         (209) 627-3301

Charter Behavioral Health System    Minnesota            41-1775626      109 North Shore Drive
 of Waverly, Inc.                                                        Waverly, MN  55390
                                                                         (612) 658-4811

Charter Behavioral Health System    North Carolina       56-1050502      3637 Old Vineyard Road
 of Winston-Salem, Inc.                                                  Winston-Salem, NC  27104
                                                                         (919) 768-7710

Charter Behavioral Health System    California           33-0606646      3414 Peachtree Rd., N.E., Suite 1400
 of Yorba Linda, Inc.                                                    Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Behavioral Health           Georgia              58-1900736      3414 Peachtree Rd., N.E., Suite 1400
 Systems of Atlanta, Inc.                                                Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Brawner Behavioral          Georgia              58-0979827      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
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

Charter Centennial Peaks            Colorado             58-1761037      2255 South 88th Street
 Behavioral Health System, Inc.                                          Louisville, CO  80027
                                                                         (303) 673-9990

Charter Community Hospital,         California           58-1398708      21530 South Pioneer Boulevard
 Inc.                                                                    Hawaiian Gardens, CA  90716
                                                                         (310) 860-0401

Charter Community Hospital          Iowa                 58-1523702      3414 Peachtree Rd., N.E., Suite 1400
 of Des Moines, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Contract Services, Inc.     Georgia              58-2100699      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Cove Forge Behavioral       Pennsylvania         25-1730464      New Beginnings Road
 Health System, Inc.                                                     Williamsburg, PA  16693
                                                                         (814) 832-2121

Charter Crescent Pines Behavioral   Georgia              58-1249663      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Fairbridge                  Maryland             52-1866218      14907 Broschart Road
 Behavioral Health System, Inc.                                          Rockville, MD  20850
                                                                         (301) 251-4565

Charter Fairmount Behavioral        Pennsylvania         58-1616921      561 Fairthorne Avenue
 Health System, Inc.                                                     Philadelphia, PA  19128
                                                                         (215) 487-4000

Charter Fenwick Hall                South Carolina       57-0995766      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Financial Offices, Inc.     Georgia              58-1527680      3414 Peachtree Rd., N.E., Suite 1400
                                                                         Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Forest Behavioral           Louisiana            58-1508454      9320 Linwood Avenue
 Health System, Inc.                                                     Shreveport, LA  71106
                                                                         (318) 688-3930

Charter Grapevine Behavioral        Texas                58-1818492      2300 William D. Tate Ave.
 Health System, Inc.                                                     Grapevine, TX  76051
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

Charter Indianapolis Behavioral     Indiana              58-1674291      5602 Caito Drive
 Health System, Inc.                                                     Indianapolis, IN  46226
                                                                         (317) 545-2111

Charter Lafayette Behavioral        Indiana              58-1603158      3700 Rome Drive
 Health System, Inc.                                                     Lafayette, IN  47905
                                                                         (317) 448-6999

Charter Lakehurst                   New Jersey           22-3286879      440 Beckerville Road
 Behavioral Health System, Inc.                                          Lakehurst, NJ  08733
                                                                         (908) 657-4800

Charter Lakeside Behavioral         Tennessee            62-0892645      2911 Brunswick Road
 Health System, Inc.                                                     Memphis, TN  38134
                                                                         (901) 377-4700

Charter Laurel Heights              Georgia              58-1558212      3414 Peachtree Rd., N.E., Suite 1400
 Behavioral Health System, Inc.                                          Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Laurel Oaks Behavioral      Florida              58-1483014      3414 Peachtree Rd., N.E., Suite 1400
 Health System, Inc.                                                     Atlanta, GA  30326
                                                                         (404) 841-9200

Charter Linden Oaks                 Illinois             36-3943776      852 West Street
 Behavioral Health System, Inc.                                          Naperville, IL  60540
                                                                         (708) 305-5500

Charter Little Rock Behavioral      Arkansas             58-1747019      1601 Murphy Drive
 Health System, Inc.                                                     Maumelle, AR  72113
                                                                         (501) 851-8700

Charter Louisville Behavioral       Kentucky             58-1517503      1405 Browns Lane
 Health System, Inc.                                                     Louisville, KY  40207
                                                                         (502) 896-0495

Charter MOB of                      Virginia             58-1761158      1023 Millmont Avenue
 Charlottesville, Inc.                                                   Charlottesville, VA  22901
                                                                         (804) 977-1120

Charter Meadows                     Maryland             52-1866216      730 Maryland, Route 3
 Behavioral Health System, Inc.                                          Gambrills, MD  21054
                                                                         (410) 923-6022

Charter Medfield Behavioral         Florida              58-1705131      1950 Benoist Farms Rd.
 Health System, Inc.                                                     West Palm Beach, FL  33411
                                                                         (404) 841-9200



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
                                                                         (404) 841-9200

Charter Medical (Cayman             Cayman Islands, BWI  58-1841857      Caledonian Bank & Trust
 Islands)                                                                Swiss Bank Building
                                                                         Caledonian House
                                                                         Georgetown-Grand Cayman
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
                                                                         (404) 841-9200

Charter Medical International,      Cayman Islands, BWI  N/A             Caledonian Bank & Trust
 Inc.                                                                    Swiss Bank Building
                                                                         Caledonian House
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

Charter Medical International       Cayman Islands                       Caledonian Bank & Trust
 Services, Inc.                                                          Swiss Bank Building
                                                                         Caledonian House
                                                                         Georgetown-Grand Cayman
                                                                         Cayman Islands
                                                                         (809) 949-0050

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
                                                                         (602) 899-8989

Charter Medical of England, Ltd.    United Kingdom       N/A             111 Kings Road
                                                                         Box 323
                                                                         London SW3 4PB
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
                                                                         (404) 841-9200


Charter Medical of North            Arizona              58-1643154      6015 W. Peoria Avenue, P.O. Box 3469
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
 Health System, Inc.                                                     P.O. Box 5239
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
                                                                         (801) 227-2000

Charter Acquisition Subsidiary,     Delaware             58-1852072      3414 Peachtree Rd., N.E., Suite 1400
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
                                                                         (619) 487-3200

Charter Serenity Lodge Behavioral   Virginia             54-1703066      3414 Peachtree Rd., N.E., Suite 1400
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

Charter South Bend Behavioral       Indiana              58-1674287      6704 N. Gumwood Drive
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
                                                                         (805) 495-3292

Charter Tidewater Behavioral        Virginia             54-1703069      3414 Peachtree Rd., N.E., Suite 1400
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
                                                                         (404) 841-9200

Southeast Behavioral Systems,       Georgia              58-2100700      3414 Peachtree Rd., N.E., Suite 1400
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




                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                       Page No.

PART I - Financial Information:

     Condensed Consolidated Balance Sheets -
      September 30, 1994 and December 31, 1994......................       4

     Condensed Consolidated Statements of Operations -
      For the Quarters ended December 31, 1993
      and 1994......................................................       6

     Condensed Consolidated Statement of Changes in
      Stockholders' Equity - For the Quarter ended
      December 31, 1994.............................................       7

     Condensed Consolidated Statements of Cash Flows -
      For the Quarters ended December 31, 1993 and 1994.............       8

     Notes to Condensed Consolidated Financial Statements...........       9

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................      17


PART II - Other Information:

     Item 6. - Exhibits and Reports on Form 8-K.....................      21


Signatures..........................................................      22



                          CHARTER MEDICAL CORPORATION

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        PART I - FINANCIAL INFORMATION

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)



                                                      September 30   December 31
                  ASSETS                                  1994          1994


Current Assets
  Cash and cash equivalents.......................     $  129,603    $   86,036
  Accounts receivable, net........................        170,295       188,952
  Supplies........................................          6,097         6,841
  Other current assets............................         18,632        31,691
     Total Current Assets.........................        324,627       313,520


Property and Equipment
  Land............................................         96,373        97,949
  Buildings and improvements......................        360,586       381,944
  Equipment.......................................         92,044        98,209
                                                          549,003       578,102
  Accumulated depreciation........................        (56,967)      (64,959)
                                                          492,036       513,143
  Construction in progress........................          2,309         3,719
                                                          494,345       516,862


Assets Restricted for Settlement of Unpaid
 Claims...........................................         74,532        84,440

Other Long-Term Assets............................         41,975        47,929

Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net............         26,001        18,200











                                                       __________    __________
                                                       $  961,480    $  980,951


                   CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                 (In thousands, except shares and per share data)



                                                      September 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                      1994            1994


Current Liabilities
  Accounts payable..................................   $   50,745      $   53,262
  Note payable......................................         --               947
  Accrued expenses and other current liabilities....      161,650         147,400
  Current maturities of long-term debt and
   capital lease obligations........................        2,653           2,693
       Total Current Liabilities....................      215,048         204,302

Long-Term Debt and Capital Lease Obligations........      533,476         561,014

Deferred Income Taxes...............................       12,380          17,119

Reserve for Unpaid Claims...........................      100,250         103,347

Deferred Credits and Other Long-Term Liabilities....       44,105          28,703

Stockholders' Equity
  Common Stock, par value $0.25 per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 26,899,471 shares at
     September 30, 1994 and 26,924,266 shares
     at December 31, 1994...........................        6,725           6,731
  Other Stockholders' Equity
    Additional paid-in capital......................      244,339         242,162
    Accumulated deficit.............................     (119,042)       (118,693)
    Unearned compensation under ESOP................      (73,527)        (61,027)
    Warrants outstanding............................          180             119
    Cumulative foreign currency adjustments.........       (2,454)         (2,826)
      Stockholders' Equity..........................       56,221          66,466

Commitments and Contingencies







                                                       __________      __________
                                                       $  961,480      $  980,951

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except per share data)


                                                     For the Three Months ended
                                                           December 31,
                                                        1993            1994

Net revenue....................................       $208,817        $263,841

Costs and expenses
  Salaries, supplies and other operating
   expenses....................................        152,442         199,640
  Bad debt expense.............................         16,129          21,219
  Depreciation and amortization................          6,675           8,357
  Amortization of reorganization value in
   excess of amounts allocable to identi-
   fiable assets...............................          7,800           7,800
  Interest, net................................          8,367          13,864
  ESOP expense.................................         12,299          12,500
  Stock option expense (credit)................          6,195          (2,361)
  Unusual item.................................           --            (2,960)
                                                       209,907         258,059

Income (Loss) before provision for income
 taxes.........................................         (1,090)          5,782
Provision for income taxes.....................          2,776           5,433
Net income (loss)..............................       $ (3,866)       $    349

Average number of common shares
 outstanding...................................         25,166          26,910

Net income (loss) per common share.............          $(.15)          $ .01





The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         (Unaudited)
                                                       (In thousands)

                                                                              Other Stockholders' Equity
                                                                                                               Cumulative
                                                           Additional                Unearned                   Foreign
                                         Common Stock        Paid-in  Accumulated  Compensation   Warrants      Currency
                                      Shares      Amount     Capital    Deficit     Under ESOP   Outstanding   Adjustments

Balance at September 30, 1994.....    26,899      $6,725   $244,339   $(119,042)     $(73,527)      $  180      $(2,454)
Additions (Deductions):
  Net income......................      --          --         --           349          --           --           --
  ESOP expense....................      --          --         --          --          12,500         --           --
  Stock option expense (credit)...      --          --       (2,361)       --            --           --           --
  Exercise of warrants............        25           6        184        --            --            (61)        --
  Foreign currency translation
   loss...........................      --          --         --          --            --           --           (372)
Balance at December 31, 1994......    26,924      $6,731   $242,162   $(118,693)    $ (61,027)      $  119      $(2,826)


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                    CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                   (In thousands)




                                                        For the Three Months ended
                                                               December 31
                                                          1993             1994

Cash Flows From Operating Activities
  Net income (loss).................................    $ (3,866)        $    349
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Gain on sale of assets........................        --             (2,960)
      Depreciation and amortization.................      14,475           16,157
      ESOP expense..................................      12,299           12,500
      Stock option expense (credit).................       6,195           (2,361)
      Non-cash interest expense.....................         677              586
      Cash flows from changes in assets and
       liabilities, net of effects from sales and
       acquisitions of businesses:
         Accounts receivable, net...................       1,679           (5,373)
         Other assets...............................       3,692          (14,748)
         Accounts payable and other accrued
          liabilities...............................     (28,107)         (14,062)
         Reserve for unpaid claims..................         263            2,767
         Income taxes payable.......................     (14,392)           4,719
         Other liabilities..........................      (1,887)         (15,402)
      Other.........................................         549              (91)
       Total adjustments............................      (4,557)         (18,268)
           Net cash used in operating activities....      (8,423)         (17,919)

Cash Flows From Investing Activities
  Capital expenditures..............................      (2,651)          (4,304)
  Acquisitions of businesses........................      (1,733)         (44,836)
  (Increase) Decrease in assets restricted for
   settlement of unpaid claims......................       1,320           (9,908)
  Proceeds from sale of assets......................       5,196            5,695
           Net cash provided by (used in)
            investing activities....................       2,132          (53,353)

Cash Flows From Financing Activities
  Proceeds from issuance of debt....................        --             28,009
  Payments on debt and capital lease obligations....     (21,439)            (433)
  Proceeds from exercise of stock options and
   warrants.........................................         734              129
  Tax benefit related to the exercise of stock
   options..........................................       9,424             --
  Income tax payments made on behalf of stock
   optionee.........................................     (14,214)            --
  Decrease in cash collateral account...............       5,034             --
           Net cash provided by (used in)
            financing activities....................     (20,461)          27,705

Net decrease in cash and cash equivalents...........     (26,752)         (43,567)
Cash and cash equivalents at beginning of period....      86,002          129,603
Cash and cash equivalents at end of period..........    $ 59,250         $ 86,036








The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994
                                  (Unaudited)


NOTE A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1994, included in the Company's Annual Report on Form 10-K.

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

NOTE C - Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the three months ended December 31, 1993 and 1994:


                                                   For the Three Months ended
                                                           December 31
                                                      1993             1994
                                                          (In thousands)

Income taxes paid, net of refunds received.......    $ 7,534          $   698
Interest paid, net of amounts capitalized........      4,707           22,601
Note payable incurred in connection with
 acquisition of business.........................       --                947


NOTE D - Long-Term Debt and Leases

     Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1994 and December 31, 1994 follows (in thousands):


                                                  September 30     December 31
                                                       1994            1994

Revolving Credit Agreement due through
 1999 (8.25% at December 31, 1994)..............      $ 72,584        $100,593
11.25% Senior Subordinated Notes due 2004.......       375,000         375,000
7% to 10.75% Mortgage and other
 collateralized notes payable through
 1999...........................................         6,434           7,208
Variable rate secured notes due through
 2013 (5.45% to 5.8% at December 31, 1994)......        63,125          63,075
7.5% Swiss Bonds................................         6,443           6,443
5.45% to 12.5% Capital lease obligations
 due through 2014...............................        12,870          12,661
                                                       536,456         564,980
  Less amounts due within one year..............         2,653           2,693
  Less note payable.............................          --               947
  Less debt service funds.......................           327             326
                                                      $533,476        $561,014


     During the first quarter of fiscal 1995, in connection with the acquisition described below, the Company borrowed approximately $28 million under the Revolving Credit Agreement.

     On October 17, 1994, the Company made interest payments of approximately $19.3 million to holders of the 11.25% Senior Subordinated Notes.

NOTE E - Acquisition

     As of March 29, 1994 the Company entered into two agreements with National Medical Enterprises, Inc. ("NME") providing for the purchase by the Company of substantially all of the assets of 36 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets. Under a consent order that has been conditionally approved by the Federal Trade Commission, the Company has agreed not to acquire six of such facilities; the Company and NME subsequently agreed that the Company would not acquire one facility. The remaining 40 facilities (the "Acquired Hospitals") have, as of November 30, 1994, been acquired (the "Acquisition") by subsidiaries of the Company. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals.

     The Company purchased 27, three and ten of the Acquired Hospitals on June 30, October 31 and November 30, 1994, respectively. The Company accounted for the Acquisition using the purchase method of accounting.

     The Company's Consolidated Statement of Operations for the three months ended December 31, 1994 includes results of operations of 27 of the Acquired Hospitals for the three months, results of operations of three of the Acquired Hospitals for two months and results of operations of ten of the Acquired Hospitals for one month. The purchases have been considered one transaction for pro forma disclosure. Below are unaudited pro forma results of operations for the three months ended December 31, 1993 and 1994 as though the Acquired Hospitals had been purchased on October 1, 1993 and 1994, respectively. The pro forma information does not purport to be indicative of the results which would actually have been attained had the Acquisition been completed on such date or which may be attained in the future. (In thousands, except for per share data.)


                                           For the Three Months Ended
                                   December 31, 1993        December 31, 1994
                                 Actual      Pro Forma     Actual     Pro Forma

Net revenue................     $208,817      $285,803    $263,841     $276,191

Net income (loss)..........     $ (3,866)     $ (2,409)   $    349     $    952

Net income (loss) per
 common share..............        $(.15)        $(.10)       $.01         $.04


NOTE F - Unusual Item

     During fiscal 1995 the Company recorded an unusual item of approximately $3 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

NOTE G - Contingencies

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

     In addition to general and professional liability claims, the Company is subject to other claims, suits, surveys and investigations. The Company has reached an agreement-in-principal to settle one of such matters upon payment of an amount that the Company believes will not exceed $2 million. The terms of such settlement are subject to certain third-party approvals. In the opinion of management, the ultimate resolution of such other pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     In November 1994, the Company and a group of insurance carriers resolved disputes that arose in the fourth quarter of fiscal 1994 related to claims paid predominantly in the 1980's. As part of the resolution, the Company will pay the insurance carriers approximately $31 million plus interest, for a total of $37.5 million in four installments over a three year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

     Subsequent to the resolution of these disputes, the Company was contacted by and began negotiations with two additional insurance carriers concerning similar issues. While the ultimate outcome of these discussions can not be predicted at this time, management believes that it has meritorious defenses to any related lawsuits which may be filed if satisfactory resolution is not achieved and that resolution of any disputes with these two additional insurance carriers would not have a material effect on the consolidated balance sheet or future results of operations.

     The Resolution Trust Corporation ("RTC"), for itself or in its capacity as conservator or receivor for 12 financial institutions, formerly held certain debt securities that were issued by the Company in 1988. RTC has indicated to the Company that it believes that certain financial statements and other disclosures made by the Company in connection with such debt securities contained materially misleading statements or material omissions and that such misleading statements or omissions resulted in an overvaluation of such debt securities. Specifically, the RTC has indicated its belief that the Company's financial statements overstated net income for the 1987 fiscal year and the first three quarters of the 1988 fiscal year due to under statement of contractual allowances and the allowance for bad debts and that the Company believed, but did not disclose, that certain negative industry factors or trends would occur in the foreseeable future. The Company believes that the financial institutions represented by RTC purchased in 1988 and 1989 $103.4 million face amount of subordinated debt securities originally issued by the Company in September 1988. Although the RTC has not disclosed to the Company its (or its financial institutions') trading losses from the purchases and sales of these subordinated debt securities, the RTC has disclosed the dates purchases and sales were made and the face amounts of the subordinated debt securities involved in these transactions. The Company believes that the trading losses were approximately $45 million. The Company has agreed to a tolling of the statute of limitations applicable to RTC's claims. Based on a review of relevant law and the facts known to the Company, the Company believes it has a substantial defense to a potential claim by RTC and that such claim would not have a material adverse effect on the Company's financial position or future results of operations.


NOTE H - Guarantor Condensed Consolidating Financial Statements

                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING BALANCE SHEETS
                                     (In thousands, except shares and per share amounts)

                                                                              December 31, 1994
                                                                                      Charter
                                                                                      Medical
                                                                                    Corporation   Consolidated
                                                        Guarantor    Nonguarantor     (Parent     Elimination    Consolidated
                  ASSETS                              Subsidiaries   Subsidiaries   Corporation)    Entries         Total

Current Assets
  Cash and cash equivalents........................      $ 49,521      $  7,005     $   29,510     $      --      $   86,036
  Accounts receivable, net.........................       175,593         2,930         10,279             150       188,952
  Supplies.........................................         6,435            74            332            --           6,841
  Other current assets.............................        23,304           318         18,063          (9,994)       31,691
     Total Current Assets..........................       254,853        10,327         58,184          (9,844)      313,520
Property and Equipment
  Land.............................................        91,030         5,905          1,014            --          97,949
  Buildings and improvements.......................       390,954         5,588        (14,598)           --         381,944
  Equipment........................................        93,897         1,477          2,835            --          98,209
                                                          575,881        12,970        (10,749)           --         578,102
  Accumulated depreciation.........................       (63,978)       (1,182)           201            --         (64,959)
  Construction in progress.........................         3,445           239             26               9         3,719
                                                          515,348        12,027        (10,522)              9       516,862
Assets restricted for settlement of unpaid
 claims............................................          --          67,031         17,409            --          84,440
Other Long-Term Assets(1)..........................        55,004        29,806        983,485      (1,020,366)       47,929
Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net.............          --            --           18,200            --          18,200
                                                         $825,205      $119,191     $1,066,756     $(1,030,201)   $  980,951
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................      $ 44,769      $  1,189     $    7,304     $      --      $   53,262
  Note payable.....................................          --             947           --              --             947
  Accrued expenses and other current liabilities...        66,315         4,984         75,401             700       147,400
  Current maturities of long-term debt and
   capital lease obligations.......................         2,576           117           --              --           2,693
       Total Current Liabilities...................       113,660         7,237         82,705             700       204,302
Long-Term Debt and Capital Lease Obligations.......      (247,849)        2,452        806,411            --         561,014
Deferred Income Taxes..............................          --             635         11,752           4,732        17,119
Reserve for Unpaid Claims..........................          --          69,474         43,868          (9,995)      103,347
Deferred Credits and Other Long-Term
 Liabilities(1)....................................       330,584           640         55,554        (358,075)       28,703
Stockholders' Equity
  Common Stock, par value $0.25 per share
    Authorized - 80,000,000 shares
    Issued and outstanding - 26,924,266 shares.....         2,872           837          6,731          (3,709)        6,731
  Other Stockholders' Equity
    Additional paid-in capital.....................       707,744        30,455        242,162        (738,199)      242,162
    Retained earnings (Accumulated deficit)........       (80,957)        7,460       (118,693)         73,497      (118,693)
    Unearned compensation under ESOP...............          --            --          (61,027)           --         (61,027)
    Warrants outstanding...........................          --            --              119            --             119
    Cumulative foreign currency adjustments........          (849)            1         (2,826)            848        (2,826)
                                                          628,810        38,753         66,466        (667,563)       66,466
Commitments and Contingencies
                                                         ________      ________     __________     ___________   ___________
                                                         $825,205      $119,191     $1,066,756     $(1,030,201)  $   980,951

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



                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING BALANCE SHEETS
                                                       (In thousands)

                                                                              September 30, 1994
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                  ASSETS                            Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Current Assets
 Cash and cash equivalents........................    $   71,850      $ 8,606      $   49,147      $      --        $129,603
 Accounts receivable, net.........................       166,191        2,780           1,324             --         170,295
 Supplies.........................................         5,713           75             309             --           6,097
 Other current assets.............................        11,461          177          19,018          (12,024)       18,632
    Total Current Assets..........................       255,215       11,638          69,798          (12,024)      324,627
Property and Equipment
 Land.............................................        89,340        6,019           1,014             --          96,373
 Buildings and improvements.......................       369,518        5,666         (14,598)            --         360,586
 Equipment........................................        88,483        1,262           2,299             --          92,044
                                                         547,341       12,947         (11,285)            --         549,003
 Accumulated depreciation.........................       (55,505)      (1,056)           (406)            --         (56,967)
 Construction in progress.........................         2,143          166            --               --           2,309
                                                         493,979       12,057         (11,691)            --         494,345
Assets Retricted for Settlement of Unpaid Claims..          --         61,475          13,057             --          74,532
Other Long-Term Assets(1).........................        52,438       14,385         988,259       (1,013,107)       41,975
Reorganization Value in Excess of Amounts
 Allocable to Identifiable Assets, net............          --           --            26,001             --          26,001
                                                      $  801,632      $99,555      $1,085,424      $(1,025,131)     $961,480
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable.................................    $   43,476      $ 1,107      $    6,162      $      --        $ 50,745
 Accrued expenses and other current liabilities...        63,742        1,684          96,224             --         161,650
 Current maturities of long-term debt and
  capital lease obligations.......................         2,537          116            --               --           2,653
    Total Current Liabilities.....................       109,755        2,907         102,386             --         215,048
Long-Term Debt and Capital Lease Obligations......      (258,010)       1,497         789,989             --         533,476
Deferred Income Taxes.............................          --            647          11,733             --          12,380
Reserve for Unpaid Claims.........................          --         54,759          57,515          (12,024)      100,250
Deferred Credits and Other Long-Term
 Liabilities(1)...................................       349,146          669          67,580         (373,290)       44,105
Stockholders' Equity
 Common Stock, par value $0.25 per share
   Authorized - 80,000,000 shares
   Issued and outstanding - 26,899,486............         2,866          587           6,725           (3,453)        6,725
 Other Stockholders' Equity
   Additional paid-in capital.....................       707,744       30,455         244,339         (738,199)      244,339
   Retained earnings (Accumulated deficit)........      (109,093)       7,734        (119,042)         101,359      (119,042)
   Unearned compensation under ESOP...............          --           --           (73,527)            --         (73,527)
   Warrants outstanding...........................          --           --               180             --             180
   Cumulative foreign currency adjustments........          (776)         300          (2,454)             476        (2,454)
                                                         600,741       39,076          56,221         (639,817)       56,221
Commitments and Contingencies
                                                      __________      _______      __________      ___________   ___________
                                                      $  801,632      $99,555      $1,085,424      $(1,025,131)  $   961,480

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



                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                       (In thousands)

                                                                     For the Quarter Ended December 31, 1994
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                                                    Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Net revenue.......................................    $255,986        $14,064      $   (979)        $ (5,230)     $ 263,841
Costs and expenses
  Salaries, general and administrative
   expenses.......................................     189,520         13,994         1,497           (5,371)       199,640
  Bad debt expense................................      23,210              9        (2,000)                         21,219
  Depreciation and amortization...................       8,471            327          (441)                          8,357
  Amortization of reorganization value in excess
   of amounts allocable to identifiable assets....        --             --           7,800             --            7,800
  Interest, net...................................      (7,330)             8        21,195               (9)        13,864
  ESOP expense....................................      13,538           --          (1,033)              (5)        12,500
  Stock option expense (credit)...................        --             --          (2,361)            --           (2,361)
  Unusual item....................................        --             --          (2,960)            --           (2,960)
                                                       227,409         14,338        21,697           (5,385)       258,059
Income (Loss) before income taxes and equity
 in earnings (loss) of subsidiaries...............      28,577           (274)      (22,676)             155          5,782
Provision for income taxes........................        --             --            --              5,433          5,433
Income (Loss) before equity in earnings (loss)
 of subsidiaries..................................      28,577           (274)      (22,676)          (5,278)           349
Equity in earnings (loss) of subsidiaries.........         587           --          23,025          (23,612)          --
Net income (loss).................................    $ 29,164        $  (274)     $    349         $(28,890)    $      349

                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities...    $ (4,416)       $ 7,082      $(20,585)        $   --       $  (17,919)
Cash Flows from Investing Activities:
  Capital expenditures............................      (3,499)          (243)         (562)            --           (4,304)
  Acquisitions of businesses......................     (41,996)        (2,840)         --               --          (44,836)
  Increase in assets restricted for settlement
   of unpaid claims...............................        --           (5,556)       (4,352)            --           (9,908)
  Proceeds from sale of assets....................        --             --           5,695             --            5,695
Cash provided by (used in) investing activities...     (45,495)        (8,639)          781             --          (53,353)
Cash Flows from Financing Activities:
  Proceeds from issuance of debt..................      28,009           --            --               --           28,009
  Cash flows from other financing activities......        (427)           (44)          167             --             (304)
Cash used in financing activities.................      27,582            (44)          167             --           27,705
Net increase (decrease) in cash and cash
 equivalents......................................     (22,329)        (1,601)      (19,637)            --          (43,567)
Cash and cash equivalents at beginning of period..      71,850          8,606        49,147             --          129,603
Cash and cash equivalents at end of period........    $ 49,521        $ 7,005      $ 29,510         $   --       $   86,036




The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                                        CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                       (In thousands)

                                                                  For the Quarter Ended December 31, 1993
                                                                                    Charter
                                                                                    Medical
                                                                                  Corporation     Consolidated
                                                      Guarantor    Nonguarantor     (Parent       Elimination    Consolidated
                                                    Subsidiaries   Subsidiaries   Corporation)      Entries         Total

Net revenue.......................................    $205,779         $5,283       $ 1,563         $ (3,808)      $208,817
Costs and expenses
  Salaries, general and administrative expenses...     145,635          4,190         6,445           (3,828)       152,442
  Bad debt expense................................      16,837            (45)         (663)            --           16,129
  Depreciation and amortization...................       6,314            163           248              (50)         6,675
  Amortization of reorganization value in excess
   of amounts allocable to identifiable assets....        --             --           7,800             --            7,800
  Interest, net...................................      (3,966)          --          12,333             --            8,367
  ESOP expense....................................      11,152           --           1,045              102         12,299
  Stock option expense............................        --             --           6,195             --            6,195
                                                       175,972          4,308        33,403           (3,776)       209,907
Income (Loss) before income taxes and equity in
 earnings (loss) of subsidiaries..................      29,807            975       (31,840)             (32)        (1,090)
Provision for income taxes........................        --             --            --              2,776          2,776
Income (Loss) before equity in earnings (loss)
 of subsidiaries..................................      29,807            975       (31,840)          (2,808)        (3,866)
Equity in earnings (loss) of subsidiaries.........         551           --          27,974          (28,525)          --
Net income (loss).................................    $ 30,358         $  975       $(3,866)        $(31,333)      $ (3,866)


                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities...    $(17,234)        $  224       $ 8,587         $   --         $ (8,423)
Cash Flows from Investing Activities:
  Capital expenditures............................      (1,611)          (227)         (813)            --           (2,651)
  Proceeds from the sale of assets................       5,196           --            --               --            5,196
  Acquisitions of businesses......................      (1,733)          --            --               --           (1,733)
  (Increase) Decrease in assets restricted for
   settlement of unpaid claims....................        --              399           921             --            1,320
Cash provided by (used in) investing activities...       1,852            172           108             --            2,132
Cash Flows from financing activities:
  Decrease in cash collateral account.............        --             --           5,034             --            5,034
  Payments on debt and capital lease obligations..      (1,019)          --         (20,420)            --          (21,439)
  Tax benefit related to the exercise of stock
   options........................................        --             --           9,424             --            9,424
  Income tax payments made on behalf of stock
   optionee.......................................        --             --         (14,214)            --          (14,214)
  Cash flows from other financing activities......        --             --             734             --              734
Cash provided by (used in) financing activities...      (1,019)          --         (19,442)            --          (20,461)
Net increase in cash and cash equivalents.........     (16,401)           396       (10,747)            --          (26,752)
Cash and cash equivalents at beginning of period..      45,147          2,756        38,099             --           86,002
Cash and cash equivalents at end of period........    $ 28,746         $3,152       $27,352         $   --         $ 59,250


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                               December 31, 1994


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Acquisitions

     As of March 29, 1994 the Company entered into two agreements with National Medical Enterprises, Inc. ("NME") providing for the purchase by the Company of substantially all of the assets of 36 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets. Under a consent order that has been conditionally approved by the Federal Trade Commission, the Company has agreed not to acquire six of such facilities; the Company and NME subsequently agreed that the Company would not acquire one facility. The remaining 40 facilities (the "Acquired Hospitals") have, as of November 30, 1994, been acquired (the "Acquisition") by subsidiaries of the Company. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals.

     The Company purchased 27, three and ten of the Acquired Hospitals on June 30, October 31 and November 30, 1994, respectively. The Company accounted for the Acquisition using the purchase method of accounting.

     The Company's Consolidated Statement of Operations for the three months ended December 31, 1994 includes results of operations of 27 of the Acquired Hospitals for the three months, results of operations of three of the Acquired Hospitals for two months and results of operations of ten of the Acquired Hospitals for one month.

Results of Operations

     Selected statistics for the 113 psychiatric hospitals in operation at December 31, 1994, by quarter for fiscal 1994 and fiscal 1995 follow:


                                                 Fiscal      Fiscal        %
                                                  1994        1995       Change

Licensed beds at:
  December 31.............................         6,985        9,737      39%
  March 31................................         6,970
  June 30.................................         6,970
  September 30............................         8,924

Net revenue (in thousands):
  Quarter:
    First.................................    $  198,129   $  249,105      26
    Second................................       198,947
    Third.................................       207,023
    Fourth................................       246,476
  Year....................................    $  850,575

Patient days:
  Quarter:
    First.................................       320,664      415,122      29
    Second................................       329,267
    Third.................................       331,297
    Fourth................................       402,160
  Year....................................     1,383,388

Equivalent patient days:
  Quarter:
    First.................................       349,947      462,663      32
    Second................................       362,538
    Third.................................       368,554
    Fourth................................       446,816
  Year....................................     1,527,855

Net revenue per equivalent patient day:
  Quarter:
    First.................................          $566         $538      (5)
    Second................................           549
    Third.................................           562
    Fourth................................           552
  Year....................................           557

Admissions:
  Quarter:
    First.................................        21,875       30,626      40
    Second................................        25,037
    Third.................................        25,103
    Fourth................................        30,787
  Year....................................       102,802



                                                 Fiscal      Fiscal        %
                                                  1994        1995       Change

Average length of stay:
  Quarter:
    First.................................          14.5         13.3      (8)%
    Second................................          13.4
    Third.................................          13.1
    Fourth................................          13.4
  Year....................................          13.6


     Patient days at the Company's hospitals increased 94,458 or 29%, to 415,122 in the first quarter of fiscal 1995 from 320,664 in fiscal 1994. The increase resulted from the Acquired Hospitals, which provided 107,412 patient days. Patient days at the same store hospitals decreased 12,954, or 4%, due to a 17% decrease in the average length of stay from 14.5 days in fiscal 1994 to 12.4 days in fiscal 1995 for the same store hospitals. Total admissions increased 40%, or 8,751, from 21,875 in fiscal 1994 to 30,626 in fiscal 1995. Of that increase, 6,274 admissions were provided by the Acquired Hospitals.

     The Company's net revenue increased $55,024,000, or 26%, from $208,817,000 in fiscal 1994 to $263,841,000 in fiscal 1995 primarily due to the Acquired Hospitals. Net revenue at the Company's non-psychiatric operations increased $4,048,000, including $1,771,000 provided by companies acquired or developed in the Company's expansion of services pursuant to its business strategy. Net revenue per equivalent patient day decreased 5% to $538 in fiscal 1995 from $566 in fiscal 1994. The decreases were primarily due to lower net revenue per equivalent patient day for the Acquired Hospitals and from a continued shift in payor mix toward Medicare and Medicaid programs. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of the behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. The Company believes that, at the same time, revenue from Blue Cross and commercial insurance payors has declined because of a shift by purchasers of health coverage to HMOs and PPOs and other managed care plans.

     Following is a discussion of changes in operating expenses for the first quarter of fiscal 1994 compared to the first quarter of fiscal 1995.

     The Company's salaries, general and administrative expenses increased $47,198,000, or 31%, to $199,640,000 in fiscal 1995 from $152,442,000 in fiscal 1994, primarily due to expenses incurred by the Acquired Hospitals.

     The Company's bad debt expenses increased to $21,219,000 in fiscal 1995 from $16,129,000 in fiscal 1994, an increase of $5,090,000, or 32% primarily due to expenses incurred by the Acquired Hospitals. Bad debt expenses as a percentage of net revenue increased to 8.0% for fiscal 1995 from 7.7% for fiscal 1994. The Company anticipates future increases in bad debt expenses due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients, which will result in the Company not collecting full charges on an increasing number of patients.

     Depreciation and amortization increased $1,682,000, or 25% to $8,357,000 in fiscal 1995. The increase resulted from depreciation of the Acquired Hospitals, and the amortization of the related covenant not to compete and goodwill purchased during fiscal 1994.

     Reorganization value in excess of amounts allocable to identifiable assets is being amortized over the three-year period ending July 1995.

     Net interest expense for fiscal 1995 increased 66% from the previous fiscal year due to the issuance of the 11.25% Senior Subordinated Notes (the "Notes") in May 1994 and to borrowings under the Revolving Credit Agreement used in the Acquisition.

     ESOP expense for fiscal 1995 increased $201,000, or 2%, to $12,500,000 from $12,299,000 for the first quarter of fiscal 1994.

     Stock option expense for the first quarter of fiscal 1995 decreased from the previous year due to fluctuations in the market price of the Company's common stock.

     During fiscal 1995 the Company recorded an unusual item of approximately $3 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

Liquidity and Sources of Capital

     During the first three months of fiscal 1995, the Company incurred approximately $4.3 million in capital expenditures primarily for routine capital replacement. The Company also incurred expenditures of approximately $42 million for the acquisition of the 13 NME facilities and $2.8 million for the acquisitions of businesses related to the implementation of the Company's new growth and expansion strategy. The capital outlays were financed from borrowings under the Revolving Credit Agreement, proceeds from the issuance of the Notes and from cash provided by operations. The Company anticipates that capital expenditures for fiscal 1995 relating to existing hospitals will be approximately $20 million and will be financed from cash provided by operations.

     The number of days gross patient revenue in gross patient accounts receivable was 63 days at December 31, 1994 and 62 days at September 30, 1994.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits

         4(a) Amendment No. 3, dated as of December 12, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent.

         4(b) Amendment No. 4, dated as of January 11, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent.

         4(c) Indenture Supplement No. 1, dated June 3, 1994, among the Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11.25% Senior Subordinated Notes due April 15, 2004, together with a schedule identifying substantially similar documents, pursuant to Instruction 2 to
                Item 601 of Regulation S-K.

     (b) Report on Form 8-K

         On December 15, 1994, the Company filed a Form 8-K dated November 30, 1994 disclosing the acquisition of substantially all the assets of 10 behavioral healthcare facilities from National Medical Enterprises, Inc.

                                   FORM 10-Q

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHARTER MEDICAL CORPORATION
                                                  (Registrant)





Date:  February 14, 1995                     /s/ Lawrence W. Drinkard
                                             Lawrence W. Drinkard
                                             Executive Vice President - Finance
                                             (Chief Financial Officer)



Date:  February 14, 1995                     /s/ John R. Day
                                             John R. Day
                                             Vice President and Controller
                                             (Principal Accounting Officer)