Form 10-Q/A
period 1994-12-31
CHARTER MEDICAL CORP
filed 1995-03-15
CIK 19411

_______________________________________________________________________________


                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________


(Mark One)

     [X] AMENDMENT NO. 1 to QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  FORM 10-Q/A

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



PART II - OTHER INFORMATION

     The Registrant hereby amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 by adding to Item 6(a) a Financial Data Schedule as Exhibit 27.

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

         27     Financial Data Schedule.

     (b) Report on Form 8-K

         On December 15, 1994, the Company filed a Form 8-K dated November 30, 1994 disclosing the acquisition of substantially all the assets of 10 behavioral healthcare facilities from National Medical Enterprises, Inc.

                                  FORM 10-Q/A

                 CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHARTER MEDICAL CORPORATION
                                                  (Registrant)





Date:  March 14, 1995                        /s/ Lawrence W. Drinkard
                                             Lawrence W. Drinkard
                                             Executive Vice President - Finance
                                             (Chief Financial Officer)



Date:  March 14, 1995                        /s/ John R. Day
                                             John R. Day
                                             Vice President and Controller
                                             (Principal Accounting Officer)