Form 10-Q
period 1995-03-31
CHARTER MEDICAL CORP
filed 1995-05-08
CIK 19411

- -------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   ___________

     (Mark One)

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------------- to -----------------
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
Yes  X   No
    ---     ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---
The number of shares of the Registrant's Common Stock outstanding as of April 30, 1995, was 28,370,255.


- -------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Ambulatory Resources, Inc.              Georgia                  58-1456102          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Atlanta MOB, Inc.                       Georgia                  58-1558215          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Beltway Community Hospital,             Texas                    58-1324281          3414 Peachtree Rd., N.E.
  Inc.                                                                               Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

C.A.C.O. Services, Inc.                 Ohio                     58-1751511          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

CCM, Inc.                               Nevada                   58-1662418          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

CMCI, Inc.                              Nevada                   88-0224620          1061 East Flamingo Road
                                                                                     Suite One
                                                                                     Las Vegas, NV  89119
                                                                                     (702) 737-0282

CMFC, Inc.                              Nevada                   88-0215629          1061 East Flamingo Road
                                                                                     Suite One
                                                                                     Las Vegas, NV  89119
                                                                                     (702) 737-0282

CMSF, Inc.                              Florida                  58-1324269          3550 Colonial Boulevard
                                                                                     Fort Myers, FL  33912
                                                                                     (813) 939-0403

CPS Associates, Inc.                    Virginia                 58-1761039          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200
Charter Alvarado Behavioral             California               58-1394959          7050 Parkway Drive
 Health System, Inc.                                                                 La Mesa, CA  91942-2352
                                                                                     (619) 465-4411

Charter Appalachian Hall                North Carolina           58-20978            2760 Caledonia Road
 Behavioral Health System, Inc.                                                      Asheville, NC  28803

Charter Augusta Behavioral              Georgia                  58-1615676          3100 Perimeter Parkway
 Health System, Inc.                                                                 P.O. Box 14939
                                                                                     Augusta, GA 30909
                                                                                     (404) 868-6625

Charter Arbor Indy                      Indiana                  35-1916340          3414 Peachtree Rd., N.E.
 Behavioral Health System, Inc.                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Bay Harbor Behavioral           Florida                  58-1640244          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                 Suite 1400
                                                                                     Atlanta, Georgia  30326
                                                                                     (404) 841-9200

Charter Beacon Behavioral               Indiana                  58-1524996          1720 Beacon Street
 Health System, Inc.                                                                 Fort Wayne, IN  46805
                                                                                     (219) 423-3651

Charter Behavioral Health System        New Jersey               58-20978            3219 Prospect Street
 at Fair Oaks, Inc.                                                                  Summit, NJ  07901
                                                                                     (908) 277-9102

Charter Behavioral Health System        Maryland                 52-186621           2522 Thomas Run Road
 at Hidden Brook, Inc.                                                               Bel Air, MD  21014
                                                                                     (410) 879-1919

Charter Behavioral Health System        California               33-0606642          3414 Peachtree Rd., N.E.
 at Los Altos, Inc.                                                                  Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        Florida                  65-0519663          1324 37th Avenue, East
 at Manatee Adolescent Treatment                                                     Bradenton, FL  34208
 Services, Inc.                                                                      (813) 746-1388

Charter Behavioral Health System        Maryland                 52-18662211         4901 Broschart Road
 at Potomac Ridge, Inc.                                                              Rockville, MD  20850
                                                                                     (301) 251-4500

Charter Behavioral Health System        Maryland                 52-1866214          3680 Warwick Road, Route 1
 of Delmarva, Inc.                                                                   East New Market, MD  21631
                                                                                     (410) 943-8108

Charter Behavioral Health System        Georgia                  58-151330           4240 Mitchell Bridge Road
 of Athens, Inc.                                                                     Athens, GA  30606
                                                                                     (404) 546-7277

Charter Behavioral Health System        Texas                    58-1440665          8402 Cross Park Drive
 of Austin, Inc.                                                                     Austin, TX  78754
                                                                                     (512) 837-1800

Charter Behavioral Health System        Texas                    76-043057           1709 Medical Center Boulevard
 of Baywood, Inc.                                                                    Webster, TX  77598
                                                                                     (713) 332-9550

Charter Behavioral Health System        Florida                  58-1527678          4480 51st Street, West
 of Bradenton, Inc.                                                                  Bradenton, FL  34210
                                                                                     (813) 746-1388

Charter Behavioral Health System        California               95-4470774          3414 Peachtree Rd., N.E.
 of Canoga Park, Inc.                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        Georgia                  58-1408670          3500 Riverside Drive
 of Central Georgia, Inc.                                                            Macon, GA  31210
                                                                                     (912) 474-6200

Charter Behavioral Health System        South Carolina           58-1761157          2777 Speissegger Drive
 of Charleston, Inc.                                                                 Charleston, SC  29405-8299
                                                                                     (803) 747-5830

Charter Behavioral Health System        Virginia                 58-1616917          2101 Arlington Boulevard
 of Charlottesville, Inc.                                                            Charlottesville, VA  22903-1593
                                                                                     (804) 977-1120

Charter Behavioral Health System        Illinois                 58-1315760          4700 North Clarendon Avenue
 of Chicago, Inc.                                                                    Chicago, IL  60640
                                                                                     (312) 728-7100

Charter Behavioral Health System        California               58-1473063          3414 Peachtree Rd., N.E.
 of Chula Vista, Inc.                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        Missouri                 61-1009977          200 Portland Street
 of Columbia, Inc.                                                                   Columbia, MO  65201
                                                                                     (314) 876-8000

Charter Behavioral Health System        Texas                    58-1513305          3126 Rodd Field Road
 of Corpus Christi, Inc.                                                             Corpus Christi, TX  78414
                                                                                     (512) 993-8893

Charter Behavioral Health System        Texas                    58-1513306          6800 Preston Road
 of Dallas, Inc.                                                                     Plano, TX  75024
                                                                                     (214) 964-3939

Charter Behavioral Health System        Indiana                  35-1916338          7200 East Indiana
 of Evansville, Inc.                                                                 Evansville, IN  47715
                                                                                     (812) 476-7200

Charter Behavioral Health System        Texas                    58-1643151          6201 Overton Ridge Blvd.
 of Fort Worth, Inc.                                                                 Fort Worth, TX  76132
                                                                                     (817) 292-6844

Charter Behavioral Health System        Mississippi              58-1616919          3531 Lakeland Drive
 of Jackson, Inc.                                                                    Jackson, MS  39208
                                                                                     (601) 939-9030

Charter Behavioral Health System        Florida                  58-1483015          3947 Salisbury Road
 of Jacksonville, Inc.                                                               Jacksonville, FL  32216
                                                                                     (904) 296-2447

Charter Behavioral Health System        Indiana                  35-1916342          3414 Peachtree Rd., N.E.
 of Jefferson, Inc.                                                                  Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        Kansas                   58-1603154          8000 West 127th Street
 of Kansas City, Inc.                                                                Overland Park, KS  66213
                                                                                     (913) 897-4999

Charter Behavioral Health System        Louisiana                72-068649           2310 Youngsville Highway
 of Lafayettte, Inc.                                                                 Lafayette, LA  70508
                                                                                     (317) 448-6999

Charter Behavioral Health System        Louisiana                62-1152811          4250 Fifth Avenue, South
 of Lake Charles, Inc.                                                               Lake Charles, LA  70605
                                                                                     (318) 474-6133

Charter Behavioral Health System        California               33-0606647          3414 Peachtree Rd., N.E.
 of Lakewood, Inc.                                                                   Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        Indiana                  35-1916343          3714 S. Franklin Street
 of Michigan City, Inc.                                                              Michigan City, IN  46360
                                                                                     (219) 872-0531

Charter Behavioral Health System        Alabama                  58-1569921          5800 Southland Drive
 of Mobile, Inc.                                                                     Mobile, AL  36693
                                                                                     (205) 661-3001

Charter Behavioral Health System        New Hampshire            02-0470752          29 Northwest Boulevard
 of Nashua, Inc.                                                                     Nashua, NH  03063
                                                                                     (603) 886-5000

Charter Behavioral Health System        Nevada                   58-1321317          7000 West Spring Mountain Rd.
 of Nevada, Inc.                                                                     Las Vegas, NV  89117
                                                                                     (702) 876-4357

Charter Behavioral Health System        New Mexico               58-1479480          5901 Zuni Road, SE
 of New Mexico, Inc.                                                                 Albuquerque, NM  87108
                                                                                     (505) 265-8800

Charter Behavioral Health System        California               58-1857277          101 Cirby Hills Drive
 of Northern California, Inc.                                                        Roseville, CA  95678
                                                                                     (916) 969-4666

Charter Behavioral Health System        Arkansas                 58-1449455          4253 Crossover Road
 of Northwest Arkansas, Inc.                                                         Fayetteville, AR  72703
                                                                                     (501) 521-5731

Charter Behavioral Health System        Indiana                  58-1603160          101 West 61st Avenue
 of Northwest Indiana, Inc.                                                          State Road 51
                                                                                     Hobart, IN  46342
                                                                                     (219) 947-4464

Charter Behavioral Health System        Kentucky                 61-1006115          435 Berger Road
 of Paducah, Inc.                                                                    Paducah, KY  42002-7609
                                                                                     (502) 444-0444

Charter Behavioral Health System        Illinois                 36-3946945          3414 Peachtree Rd., N.E.
 of Rockford, Inc.                                                                   Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        California               58-1747020          455 Silicon Valley Boulevard
 of San Jose, Inc.                                                                   San Jose, CA  95138
                                                                                     (408) 224-2020

Charter Behavioral Health System        Georgia                  58-1750583          1150 Cornell Avenue
 of Savannah, Inc.                                                                   Savannah, GA  31406
                                                                                     (912) 354-3911

Charter Behavioral Health System        California               58-1366605          3414 Peachtree Rd., N.E.
 of Southern California, Inc.                                                        Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health System        Florida                  58-1616916          4004 North Riverside Drive
 of Tampa Bay, Inc.                                                                  Tampa, FL  33603
                                                                                     (813) 238-8671

Charter Behavioral Health System        Arkansas                 71-0752815          801 Arkansas Boulevard
 of Texarkana, Inc.                                                                  Texarkana, AR  75502
                                                                                     (501) 773-3131

Charter Behavioral Health System        California               95-2685883          2055 Kellogg Drive
 of the Inland Empire, Inc.                                                          Corona, CA  91719
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
                                                                                     (919) 768-7710

Charter Behavioral Health System        California               33-0606646          3414 Peachtree Rd., N.E.
 of Yorba Linda, Inc.                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Behavioral Health               Georgia                  58-1900736          3414 Peachtree Rd., N.E.
 Systems of Atlanta, Inc.                                                            Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Brawner Behavioral              Georgia                  58-0979827          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                 Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter By-The-Sea                      Georgia                  58-1351301          2927 Demere Road
 Behavioral Health System, Inc.                                                      St. Simons Island, GA 31522
                                                                                     (912) 638-1999

Charter Canyon Behavioral Health        Utah                     58-1557925          175 West 7200 South
 System, Inc.                                                                        Midvale, UT  84047
                                                                                     (801) 561-8181

Charter Canyon Springs                  California               33-0606640          69696 Ramon Road
 Behavioral Health System, Inc.                                                      Cathedral City, CA  92234
                                                                                     (619) 321-2000

Charter Centennial Peaks                Colorado                 58-1761037          2255 South 88th Street
 Behavioral Health System, Inc.                                                      Louisville, CO  80027
                                                                                     (303) 673-9990

Charter Community Hospital,             California               58-1398708          21530 South Pioneer Boulevard
 Inc.                                                                                Hawaiian Gardens, CA  90716
                                                                                     (310) 860-0401

Charter Community Hospital              Iowa                     58-1523702          3414 Peachtree Rd., N.E.
 of Des Moines, Inc.                                                                 Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Contract Services, Inc.         Georgia                  58-2100699          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Cove Forge Behavioral           Pennsylvania             25-1730464          New Beginnings Road
 Health System, Inc.                                                                 Williamsburg, PA  16693
                                                                                     (814) 832-2121

Charter Crescent Pines Behavioral       Georgia                  58-1249663          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                 Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Fairbridge                      Maryland                 52-1866218          14907 Broschart Road
 Behavioral Health System, Inc.                                                      Rockville, MD  20850
                                                                                     (301) 251-4565

Charter Fairmount Behavioral            Pennsylvania             58-1616921          561 Fairthorne Avenue
 Health System, Inc.                                                                 Philadelphia, PA  19128
                                                                                     (215) 487-4000

Charter Fenwick Hall                    South Carolina           57-0995766          3414 Peachtree Rd., N.E.
 Behavioral Health System, Inc.                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Financial Offices, Inc.         Georgia                  58-1527680          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Forest Behavioral               Louisiana                58-1508454          9320 Linwood Avenue
 Health System, Inc.                                                                 Shreveport, LA  71106
                                                                                     (318) 688-3930

Charter Grapevine Behavioral            Texas                    58-1818492          2300 William D. Tate Ave.
 Health System, Inc.                                                                 Grapevine, TX  76051
                                                                                     (817) 481-1900

Charter Greensboro Behavioral           North Carolina           58-1335184          700 Walter Reed Drive
 Health System, Inc.                                                                 Greensboro, NC  27403
                                                                                     (919) 852-4821

Charter Health Management               Texas                    58-2025056          3414 Peachtree Rd., N.E.
 of Texas, Inc.                                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of                     Ohio                     58-1598899          3414 Peachtree Rd., N.E.
 Columbus, Inc.                                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of Denver,             Colorado                 58-1662413          3414 Peachtree Rd., N.E.
 Inc.                                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200
Charter Hospital of Ft. Collins,        Colorado                 58-1768534          3414 Peachtree Rd., N.E.
 Inc.                                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of Laredo, Inc.        Texas                    58-1491620          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of Miami, Inc.         Florida                  61-1061599          11100 N.W. 27th Street
                                                                                     Miami, FL  33172
                                                                                     (305) 591-3230

Charter Hospital of Mobile, Inc.        Alabama                  58-1318870          251 Cox Street
                                                                                     Mobile, AL  36604
                                                                                     (205) 432-4111

Charter Hospital of Northern            New Jersey               58-1852138          3414 Peachtree Rd., N.E.
 New Jersey, Inc.                                                                    Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of Santa               New Mexico               58-1584861          3414 Peachtree Rd., N.E.
 Teresa, Inc.                                                                        Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of St. Louis, Inc.     Missouri                 58-1583760          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Hospital of Torrance, Inc.      California               58-1402481          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Indianapolis Behavioral         Indiana                  58-1674291          5602 Caito Drive
 Health System, Inc.                                                                 Indianapolis, IN  46226
                                                                                     (317) 545-2111

Charter Lafayette Behavioral            Indiana                  58-1603158          3700 Rome Drive
 Health System, Inc.                                                                 Lafayette, IN  47905
                                                                                     (317) 448-6999

Charter Lakehurst                       New Jersey               22-3286879          440 Beckerville Road
 Behavioral Health System, Inc.                                                      Lakehurst, NJ  08733
                                                                                     (908) 657-4800

Charter Lakeside Behavioral             Tennessee                62-0892645          2911 Brunswick Road
 Health System, Inc.                                                                 Memphis, TN  38134
                                                                                     (901) 377-4700
Charter Laurel Heights                  Georgia                  58-1558212          3414 Peachtree Rd., N.E.
 Behavioral Health System, Inc.                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Laurel Oaks Behavioral          Florida                  58-1483014          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                 Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Linden Oaks                     Illinois                 36-3943776          852 West Street
 Behavioral Health System, Inc.                                                      Naperville, IL  60540
                                                                                     (708) 305-5500

Charter Little Rock Behavioral          Arkansas                 58-1747019          1601 Murphy Drive
 Health System, Inc.                                                                 Maumelle, AR  72113
                                                                                     (501) 851-8700

Charter Louisville Behavioral           Kentucky                 58-1517503          1405 Browns Lane
 Health System, Inc.                                                                 Louisville, KY  40207
                                                                                     (502) 896-0495

Charter MOB of                          Virginia                 58-1761158          1023 Millmont Avenue
 Charlottesville, Inc.                                                               Charlottesville, VA  22901
                                                                                     (804) 977-1120

Charter Meadows                         Maryland                 52-1866216          730 Maryland, Route 3
 Behavioral Health System, Inc.                                                      Gambrills, MD  21054
                                                                                     (410) 923-6022

Charter Medfield Behavioral             Florida                  58-1705131          1950 Benoist Farms Rd.
 Health System, Inc.                                                                 West Palm Beach, FL  33411
                                                                                     (404) 841-9200

Charter Medical - California, Inc.      Georgia                  58-1357345          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical - Clayton               Georgia                  58-1579404          3414 Peachtree Rd., N.E.
 County, Inc.                                                                        Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical - Cleveland, Inc.       Texas                    58-1448733          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical - Dallas, Inc.          Texas                    58-1379846          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical - Long                  California               58-1366604          6060 Paramount Boulevard
 Beach, Inc.                                                                         Long Beach, CA  90805
                                                                                     (310) 220-1000

Charter Medical - New York, Inc.        New York                 58-1761153          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical (Cayman                 Cayman Islands, BWI      58-1841857          Caledonian Bank & Trust
 Islands) Ltd.                                                                       Swiss Bank Building
                                                                                     Caledonian House
                                                                                     Georgetown-Grand Cayman
                                                                                     Cayman Islands
                                                                                     (809) 949-0050

Charter Medical Executive               Georgia                  58-1538092          3414 Peachtree Rd., N.E.
 Corporation                                                                         Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical Information             Georgia                  58-1530236          3414 Peachtree Rd., N.E.
 Services, Inc.                                                                      Suite 1400
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
                                                                                     (809) 949-0050

Charter Medical International,          Nevada                   58-1605110          3414 Peachtree Rd., N.E.
 S.A., Inc.                                                                          Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical Management              Georgia                  58-1195352          3414 Peachtree Rd., N.E.
 Company                                                                             Suite 1400
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
                                                                                     (602) 899-8989

Charter Medical of England, Ltd.        United Kingdom           N/A                 111 Kings Road
                                                                                     Box 323
                                                                                     London SW3 4PB
                                                                                     London, England
                                                                                     44-71-351-1272

Charter Medical of Florida, Inc.        Florida                  58-2100703          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical of North                Arizona                  58-1643154          6015 W. Peoria Avenue
 Phoenix, Inc.                                                                       P.O. Box 3469
                                                                                     Glendale, AZ  85302
                                                                                     (602) 878-7878

Charter Medical of Orange               Florida                  58-1615673          3414 Peachtree Rd., N.E.
 County, Inc.                                                                        Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Medical of Puerto               Commonwealth of          58-1208667          Caso Building, Suite 1504
 Rico, Inc.                              Puerto Rico                                 1225 Ponce De Leon Avenue
                                                                                     Santurce, P.R.  00907
                                                                                     (809) 723-8666

Charter Mental Health                   Florida                  58-2100704          3414 Peachtree Rd., N.E.
 Options, Inc.                                                                       Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Mid-South Behavioral            Tennessee                58-1860496          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                 Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Milwaukee Behavioral            Wisconsin                58-1790135          11101 West Lincoln Avenue
 Health System, Inc.                                                                 West Allis, WI  53227
                                                                                     (414) 327-3000

Charter Mission Viejo Behavioral        California               58-1761156          23228 Madero
 Health System, Inc.                                                                 Mission Viejo, CA  92691
                                                                                     (714) 830-4800

Charter North Behavioral                Alaska                   58-1474550          2530 DeBarr Road
 Health System, Inc.                                                                 Anchorage, AK  99508-2996
                                                                                     (907) 258-7575

Charter Northbrooke                     Wisconsin                39-1784461          3414 Peachtree Rd., N.E.
 Behavioral Health System, Inc.                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200
Charter North Counseling                Alaska                   58-2067832          2530 DeBarr Road
 Center, Inc.                                                                        Anchorage, AL  99508-2996
                                                                                     (907) 258-7575

Charter Northridge Behavioral           North Carolina           58-1463919          400 Newton Road
 Health System, Inc.                                                                 Raleigh, NC  27615
                                                                                     (919) 847-0008

Charter Northside Hospital, Inc.        Georgia                  58-1440656          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Oak Behavioral                  California               58-1334120          1161 East Covina Boulevard
 Health System, Inc.                                                                 Covina, CA  91724
                                                                                     (818) 966-1632

Charter of Alabama, Inc.                Alabama                  63-0649546          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Macon, Georgia  31298
                                                                                     (404) 841-9200

Charter Palms Behavioral                Texas                    58-1416537          1421 E. Jackson Avenue
 Health System, Inc.                                                                 P.O. Box 5239
                                                                                     McAllen, TX  78502
                                                                                     (512) 631-5421

Charter Peachford Behavioral            Georgia                  58-1086165          2151 Peachford Road
 Health System, Inc.                                                                 Atlanta, GA  30338
                                                                                     (404) 455-3200


Charter Pines Behavioral                North Carolina           58-1462214          3621 Randolph Road
 Health System, Inc.                                                                 Charlotte, NC  28211
                                                                                     (704) 365-5368

Charter Plains Behavioral               Texas                    58-1462211          801 N. Quaker Avenue
 Health System, Inc.                                                                 Lubbock, TX  79408
                                                                                     (806) 744-5505

Charter-Provo School, Inc.              Utah                     58-1647690          4501 North University Ave.
                                                                                     Provo, UT  84604
                                                                                     (801) 227-2000

Charter Acquisition Subsidiary,         Delaware                 58-1852072          3414 Peachtree Rd., N.E.
 Inc.                                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Real Behavioral                 Texas                    58-1485897          8550 Huebner Road
 Health System, Inc.                                                                 San Antonio, TX  78240
                                                                                     (512) 699-8585

Charter Regional Medical                Texas                    74-1299623          3414 Peachtree Rd., N.E.
 Center, Inc.                                                                        Suite 1400
                                                                                     Atlanta, Georgia  30326
                                                                                     (404) 841-9200

Charter Richmond Behavioral             Virginia                 58-1761160          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                 Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Ridge Behavioral                Kentucky                 58-1393063          3050 Rio Dosa Drive
 Health System, Inc.                                                                 Lexington, KY  40509
                                                                                     (606) 269-2325

Charter Rivers Behavioral               South Carolina           58-1408623          2900 Sunset Boulevard
 Health System, Inc.                                                                 West Columbia, SC  29169
                                                                                     (803) 796-9911

Charter San Diego Behavioral            California               58-1669160          11878 Avenue of Industry
 Health System, Inc.                                                                 San Diego, CA  92128
                                                                                     (619) 487-3200

Charter Sioux Falls Behavioral          South Dakota             58-1674278          2812 South Louise Avenue
 Health System, Inc.                                                                 Sioux Falls, SD  57106
                                                                                     (605) 361-8111

Charter South Bend Behavioral           Indiana                  58-1674287          6704 N. Gumwood Drive
 Health System, Inc.                                                                 Granger, IN  46530
                                                                                     (219) 272-9799

Charter Springs Behavioral              Florida                  58-1517461          3130 S.W. 27th Avenue
 Health System, Inc.                                                                 Ocala, FL  32674
                                                                                     (904) 237-7293

Charter Springwood                      Virginia                 58-2097829          Route 4, Box 50
 Behavioral Health System, Inc.                                                      Leesburg, VA  22075
                                                                                     (703) 777-0800

Charter Suburban Hospital               Texas                    75-1161721          3414 Peachtree Rd., N.E.
 of Mesquite, Inc.                                                                   Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Terre Haute Behavioral          Indiana                  58-1674293          1400 Crossing Boulevard
 Health System, Inc.                                                                 Terre Haute, IN  47802


Charter Thousand Oaks Behavioral        California               58-1731069          150 Via Merida
 Health System, Inc.                                                                 Thousand Oaks, CA  91361
                                                                                     (805) 495-3292

Charter Treatment Center of             Michigan                 58-2025057          3414 Peachtree Rd., N.E.
 Michigan, Inc.                                                                      Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charter Westbrook Behavioral            Virginia                 54-0858777          1500 Westbrook Avenue
 Health System, Inc.                                                                 Richmond, VA  23227
                                                                                     (804) 266-9671

Charter White Oak                       Maryland                 52-1866223          Post Office Box 56
 Behavioral Health System, Inc.                                                      1441 Taylors Island Road
                                                                                     Woolford, MD  21677
                                                                                     (410) 228-7000

Charter Wichita Behavioral              Kansas                   58-1634296          8901 East Orme
 Health System, Inc.                                                                 Wichita, KS  67207
                                                                                     (316) 686-5000

Charter Woods Behavioral                Alabama                  58-1330526          700 Cottonwood Road
 Health System, Inc.                                                                 Dothan, AL  36301
                                                                                     (205) 794-4357

Charter Woods Hospital, Inc.            Alabama                  58-2102628          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Charterton/LaGrange, Inc.               Kentucky                 61-0882911          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Desert Springs Hospital, Inc.           Nevada                   88-0117696          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, Georgia  30326
                                                                                     (404) 841-9200

Employee Assistance Services, Inc.      Georgia                  58-1501282          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Florida Health Facilities, Inc.         Florida                  58-1860493          21808 State Road 54Lutz, FL  33549
                                                                                     (813) 948-2441

Gulf Coast EAP Services, Inc.           Alabama                  58-2101394          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Gwinnett Immediate Care                 Georgia                  58-1456097          3414 Peachtree Rd., N.E.
 Center, Inc.                                                                        Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

HCS, Inc.                               Georgia                  58-1527679          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Holcomb Bridge Immediate                Georgia                  58-1374463          3414 Peachtree Rd., N.E.
 Care Center, Inc.                                                                   Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Hospital Investors, Inc.                Georgia                  58-1182191          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Illinois Mentor, Inc.                   Illinois                 36-3643670          45 Milk Street
                                                                                     Boston, MA  02109

Magellan Health Services, Inc.          Delaware                 04-3250732          45 Milk Street
                                                                                     Boston, MA  02109

Mandarin Meadows, Inc.                  Florida                  58-1761155          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Massachusetts Mentor, Inc.              Massachusetts            04-2799071          45 Milk Street
                                                                                     Boston, MA  02109

Metropolitan Hospital, Inc.             Georgia                  58-1124268          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Middle Georgia Hospital, Inc.           Georgia                  58-1121715          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

National Mentor, Inc.                   Delaware                 04-2794857          45 Milk Street
                                                                                     Boston, MA  02109

National Mentor Healthcare, Inc.        Massachusetts            04-2893910          45 Milk Street
                                                                                     Boston, MA  02109

NEPA - Massachusetts, Inc.              Massachusetts            58-2116751          #6 Courthouse Lane
                                                                                     Chelmsford, MA  01863
                                                                                     (508) 441-2332

NEPA - New Hampshire, Inc.              New Hampshire            58-2116398          29 Northwest Boulevard
                                                                                     Nashua, NH  03063
                                                                                     (603) 886-5000

North Carolina Mentor, Inc.             North Carolina                               45 Milk Street
                                                                                     Boston, MA  02109

Ohio Mentor, Inc.                       Ohio                     31-1098345          45 Milk Street
                                                                                     Boston, MA  02109

Pacific-Charter Medical, Inc.           California               58-1336537          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200


Pennsylvania Mentor, Inc.               Pennsylvania             52-1638594          45 Milk Street
                                                                                     Boston, MA  02109

South Carolina Mentor, Inc.             South Carolina           57-0782160          45 Milk Street
                                                                                     Boston, MA  02109

Southeast Behavioral Systems,           Georgia                  58-2100700          3414 Peachtree Rd., N.E.
 Inc.                                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Rivoli, Inc.                            Georgia                  58-1686160          3414 Peachtree Rd., N.E.
                                                                                     Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Schizophrenia Treatment and             Georgia                  58-1672912          209 Church Street
 Rehabilitation, Inc.                                                                Decatur, GA  30030
                                                                                     (404) 377-1986

Shallowford Community Hospital,         Georgia                  58-1175951          3414 Peachtree Rd., N.E.
 Inc.                                                                                Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Sistemas De Terapia                     Georgia                  58-1181077          3414 Peachtree Rd., N.E.
 Respiratoria, S.A., Inc.                                                            Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Stuart Circle Hospital                  Virginia                 54-0855184          3414 Peachtree Rd., N.E.
 Corporation                                                                         Suite 1400
                                                                                     Atlanta, GA  30326
                                                                                     (404) 841-9200

Western Behavioral                      California               58-1662416          3414 Peachtree Rd., N.E.
 Systems, Inc.                                                                       Suite 1400
                                                                                     Atlanta, GA  30326
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


                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                   --------
PART I - Financial Information:

        Condensed Consolidated Balance Sheets -
         September 30, 1994 and March 31, 1995 . . . . . . . . . . . . . . . . 4

        Condensed Consolidated Statements of Operations -
         For the Six Months and Quarters ended
         March 31, 1994 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 6

        Condensed Consolidated Statement of Changes in
         Stockholders' Equity - For the Six Months and
         Quarter ended March 31, 1995. . . . . . . . . . . . . . . . . . . . . 7

        Condensed Consolidated Statements of Cash Flows -
         For the Six Months ended
         March 31, 1994 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 8

        Notes to Condensed Consolidated Financial Statements . . . . . . . . . 9

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . .17


PART II - Other Information:

        Item 4. - Submission of Matters to Vote of Security Holders. . . . . .21

        Item 6. - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .21

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22


                           CHARTER MEDICAL CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                           (In thousands)


                                                 September 30           March 31
               ASSETS                                1994                   1995                                                  --
                                                  ---------             --------
Current Assets
     Cash and cash equivalents . . . . . . .        $129,603           $  69,181
     Accounts receivable, net. . . . . . . .         170,295             219,655
     Supplies. . . . . . . . . . . . . . . .           6,097               6,548
     Other current assets. . . . . . . . . .          18,632              15,276
                                                     -------             -------
          Total Current Assets . . . . . . .         324,627             310,660


Property and Equipment
     Land. . . . . . . . . . . . . . . . . .          96,373              99,408
     Buildings and improvements. . . . . . .         360,586             397,567
     Equipment . . . . . . . . . . . . . . .          92,044             107,070
                                                     -------             -------

                                                     549,003             604,045
     Accumulated depreciation. . . . . . . .         (56,967)            (75,352)
                                                     -------             -------
                                                     492,036             528,693
     Construction in progress. . . . . . . .           2,309               5,705
                                                     -------             -------
                                                     494,345             534,398

Assets Restricted for Settlement
 of Unpaid Claims. . . . . . . . . . . . . .          74,532              88,192

Other Long-Term Assets . . . . . . . . . . .          41,975              77,276

Reorganization Value in Excess of Amounts
  Allocable to Identifiable Assets, net. . .          26,001              10,400







                                                  ----------          ----------
                                                  $  961,480          $1,020,926
                                                  ----------          ----------
                                                  ----------          ----------


                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                          (In thousands, except shares and per share data)


                                                September 30            March 31
     LIABILITIES AND STOCKHOLDERS' EQUITY           1994                  1995
                                                ------------            --------
Current Liabilities
     Accounts payable. . . . . . . . . . . .         $50,745           $  63,381
     Note payable. . . . . . . . . . . . . .              --                 947
     Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .         161,650             145,970
     Current maturities of long-term debt and
       capital lease obligations . . . . . .           2,653               6,653
                                                     -------             -------
     Total Current Liabilities . . . . . . .         215,048             216,951

Long-Term Debt and Capital Lease Obligations         533,476             560,584

Deferred Income Taxes. . . . . . . . . . . .          12,380              10,983

Reserve for Unpaid Claims. . . . . . . . . .         100,250             110,524

Deferred Credits and Other
 Long-Term Liabilities . . . . . . . . . . .          44,105              49,392

Stockholders' Equity
     Common Stock, par value $0.25 per share
          Authorized - 80,000,000 shares
          Issued and outstanding - 26,899,471
            shares at September 30, 1994
            and 28,370,255 shares at
            March 31, 1995 . . . . . . . . .           6,725               7,093
     Other Stockholders' Equity
          Additional paid-in capital . . . .         244,339             250,251
          Accumulated deficit. . . . . . . .        (119,042)           (133,628)
          Unearned compensation
            under ESOP . . . . . . . . . . .         (73,527)            (46,754)
          Warrants outstanding . . . . . . .             180                  75
          Common Stock in Treasury,
            42,000 shares. . . . . . . . . .              --                (729)
          Note Receivable for shares . . . .              --              (3,889)
          Cumulative foreign currency
            adjustments. . . . . . . . . . .          (2,454)                 73
                                                      ------               -----
               Stockholders' Equity. . . . .          56,221              72,492

Commitments and Contingencies


                                                     -------           ---------
                                                  $  961,480         $ 1,020,926
                                                     -------           ---------
                                                     -------           ---------


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.



                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                (In thousands, except per share data)

                                             For the Three Months ended         For the Six Months ended
                                                      March 31                          March 31
                                             --------------------------         ------------------------
                                                1994            1995              1994             1995
                                             ----------      ----------         ---------       --------
Net revenue    . . . . . . . . . . . . .      $212,610         $299,817          $421,427       $563,658

Costs and expenses
     Salaries, supplies and other
      operating expenses . . . . . . . .       153,147          221,526           305,589        421,166
     Bad debt expense. . . . . . . . . .        16,159           23,743            32,288         44,962
     Depreciation and amortization . . .         6,904           10,061            13,579         18,418
     Amortization of reorganization
      value in excess of amounts
      allocable to identifiable
      assets . . . . . . . . . . . . . .         7,800            7,800            15,600         15,600
     Interest, net . . . . . . . . . . .         8,418           13,537            16,785         27,401
     ESOP expense. . . . . . . . . . . .        12,300           14,273            24,599         26,773
     Stock option expense (credit) . . .           656             (956)            6,851         (3,317)
     Unusual item. . . . . . . . . . . .            --           29,800                --         26,840
                                               -------           ------            ------         ------
                                               205,384          319,784           415,291        577,843
                                               -------           ------            ------         ------

Income (Loss) before provision
 for income taxes. . . . . . . . . . . .         7,226          (19,967)            6,136        (14,185)
Provision for (benefit from)
 income taxes. . . . . . . . . . . . . .         6,103           (4,867)            8,879            566
Net income (loss). . . . . . . . . . . .      $  1,123         $(15,100)         $ (2,743)      $(14,751)
                                               -------           ------            ------         ------
                                               -------           ------            ------         ------

Average number of common shares
 outstanding . . . . . . . . . . . . . .        26,743           28,332            25,936         27,613
                                               -------           ------            ------         ------
                                               -------           ------            ------         ------


Net income (loss) per common share . . .          $.04            $(.53)            $(.11)         $(.53)
                                               -------           ------            ------         ------
                                               -------           ------            ------         ------








The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             (Unaudited)
                                                           (In thousands)


                                                              Common Stock
                                          Common Stock        in Treasury       Additional
                                        ----------------    ----------------      Paid-in      Accumlated
                                        Shares    Amount    Shares    Amount      Capital        Deficit
                                        ------    ------    ------    ------    ----------     ----------
Balance at September 30, 1994           26,899   $6,725        --        --       $244,339       (119,042)
Additions (Deductions):
     Net income. . . . . . . . . .         --        --        --        --             --            349
     ESOP expense. . . . . . . . .         --        --        --        --             --             --
     Stock option expense
      (credit) . . . . . . . . . .         --        --        --        --         (2,361)            --
     Exercise of warrants. . . . .         25         6        --        --            184             --
     Foreign currency
      translation loss . . . . . .         --        --        --        --             --             --
                                       ------     -----      ----      ----        -------       --------
Balance at December 31, 1994 . . .     26,924     6,731        --        --        242,162       (118,693)
Additions (Deductions):
     Net income. . . . . . . . . .         --        --        --        --             --        (15,100)
     ESOP expense. . . . . . . . .         --        --        --        --             --             --
Stock option
      expense (credit) . . . . . .         --        --        --        --           (956)            --
     Exercise of options . . . . .         18         5        --        --            162             --
     Exercise of warrants. . . . .         18         5        --        --            134             --
     Foreign currency
      translation gain . . . . . .         --        --        --        --             --             --
     Pooling of Mentor . . . . . .      1,410       352        --        --          8,749            165
     Purchase of Common Stock
      for Treasury . . . . . . . .         --        --        42      (729)            --             --
                                    --------- ---------  --------   --------   -----------   ------------
Balance at March 31, 1995. . . . .     28,370 $   7,093        42   $  (729)   $   250,251   $   (133,628)
                                       ------     -----      ----      ----        -------       --------
                                       ------     -----      ----      ----        -------       --------


                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                             (Unaudited)
                                                           (In thousands)
                                                                           Cumulative            Notes
                                          Unearned                          Foreign            Receivable
                                        Compensation         Warrants       Currency              for
                                         Under ESOP         Outstanding    Adjustments           Shares
                                        ------------        -----------    -----------         ----------

Balance at September 30, 1994. .          $(73,527)            $  180          $(2,454)               --
Additions (Deductions):
     Net income. . . . . . . . .                --                 --               --                --
     ESOP expense. . . . . . . .                --                 --               --                --
     Stock option expense
      (credit) . . . . . . . . .             12,500                --               --                --
     Exercise of warrants. . . .                 --               (61)              --                --
     Foreign currency
      translation loss . . . . .                 --                --             (372)               --
                                           --------             -----            -----             -----
Balance at December 31, 1994 . .            (61,027)              119           (2,826)               --

Additions (Deductions):
     Net income. . . . . . . . .                 --                --               --                --
     ESOP expense. . . . . . . .             14,273                --               --                --
     Stock option
      expense (credit) . . . . .                 --                --               --                --
     Exercise of options . . . .                 --                --               --                --
     Exercise of warrants. . . .                 18                 5               --                --
     Foreign currency
      translation gain . . . . .                 --                --            2,899                --
     Pooling of Mentor . . . . .                 --                --               --            (3,889)
     Purchase of Common Stock
      for Treasury . . . . . . .                 --                --               --                --
                                           --------             -----            -----             -----
Balance at March 31, 1995. . . .           $(46,754)            $  75            $  73          $ (3,889)


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                           (In thousands)


                                                       For the Six Months ended
                                                               March 31
                                                       ------------------------
                                                          1994          1995
                                                       ---------      ---------
Cash Flows From Operating Activities
     Net loss  . . . . . . . . . . . . . . . . . .     $(2,743)       $(14,751)
                                                        ------         -------
          Adjustments to reconcile net loss
           to net cash provided by operating
           activities:
               Depreciation and amortization . . .      29,179          34,018
               ESOP expense. . . . . . . . . . . .      24,599          26,773
               Non-cash portion of unusual items .          --          18,800
               Stock option expense (credit) . . .       6,851          (3,317)
               Non-cash interest expense . . . . .       1,375           1,186
               Gain on sale of assets. . . . . . .          --          (2,961)
               Cash flows from changes in assets
                and liabilities, net of effects
                from sales and acquisitions of
                businesses:
               Accounts receivable, net. . . . . .      (9,475)        (16,051)
               Other assets. . . . . . . . . . . .       4,443         (10,133)
               Accounts payable and other
                accrued liabilities. . . . . . . .     (21,829)         (9,739)
               Reserve for unpaid claims . . . . .        (847)          6,044
               Income taxes payable. . . . . . . .      (9,057)         (1,700)
               Other liabilities . . . . . . . . .      (5,464)        (13,654)
               Other . . . . . . . . . . . . . . .       1,515             656
                                                        ------         -------
               Total adjustments . . . . . . . . .      21,290          29,922
                                                        ------         -------
                    Net cash provided by
                     operating activities. . . . .      18,547          15,171
                                                        ------         -------

Cash Flows From Investing Activities
     Capital expenditures. . . . . . . . . . . . .      (6,964)         (9,402)
     Acquisitions of businesses. . . . . . . . . .      (1,733)        (64,970)
     (Increase) Decrease in assets restricted
      for settlement of unpaid claims. . . . . . .       4,058         (13,660)
     Proceeds from sale of assets. . . . . . . . .       7,857           5,879
                                                        ------         -------
               Net cash provided by (used in)
                investing activities . . . . . . .       3,218         (82,153)
                                                        ------         -------

Cash Flows From Financing Activities
     Proceeds from issuance of debt. . . . . . . .          --          28,009
     Payments on debt and capital lease
      obligations    . . . . . . . . . . . . . . .     (60,527)        (21,111)
     Treasury stock transactions . . . . . . . . .          --            (729)
     Proceeds from exercise of stock options
      and warrants   . . . . . . . . . . . . . . .         866             391
     Tax benefit related to the exercise
      of stock options . . . . . . . . . . . . . .       9,424              --
     Income tax payments made on behalf of
      stock optionee . . . . . . . . . . . . . . .     (14,214)             --
     Increase in cash collateral account . . . . .      (2,781)             --
                                                        ------         -------
               Net cash (used in) provided by
                financing activities . . . . . . .     (67,232)          6,560
                                                        ------         -------

Net decrease in cash and cash equivalents. . . . .     (45,467)        (60,422)
Cash and cash equivalents at beginning
     of period       . . . . . . . . . . . . . . .      86,002         129,603
                                                        ------         -------
Cash and cash equivalents at end of period . . . .   $  40,535        $ 69,181
                                                        ------         -------
                                                        ------         -------


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)

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

NOTE B - NATURE OF BUSINESS

     The Company's business is seasonal in nature, with a reduced demand for certain services generally occurring in the fourth fiscal quarter and around major holidays, such as Thanksgiving and Christmas. The Company's business is also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

     Below is supplemental cash flow information related to the six months ended March 31, 1994 and 1995:


                                                  For the Six Months ended
                                                           March 31
                                                  ------------------------
                                                     1994            1995
                                                  ---------        -------
                                                        (In thousands)
Income taxes paid, net of refunds received . . .      $8,532         $2,431
Interest paid, net of amounts capitalized. . . .      16,331         26,241


NOTE D - LONG-TERM DEBT AND LEASES

   Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1994 and March 31, 1995 follows:

                                             September 30       March 31
                                                 1994             1995
                                             ------------       --------
                                                        (In thousands)
Revolving Credit Agreement due
 through 1999 (8.19% at March
 31, 1995)   . . . . . . . . . . . . . . .       $ 72,584        $100,593
11.25% Senior Subordinated
 Notes due 2004. . . . . . . . . . . . . .        375,000         375,000
6.06% to 10.75% Mortgage and other
 notes payable through 1999. . . . . . . .          6,434          11,106
Variable rate secured notes due
 through 2013 (4.15% to 4.75% at
 March 31, 1995) . . . . . . . . . . . . .         63,125          62,775
7.5% Swiss Bonds . . . . . . . . . . . . .          6,443           6,443
4.15% to 12.5% Capital lease
 obligations due through 2014. . . . . . .         12,870          12,648
                                                   ------          ------
                                                  536,456         568,565
   Less amounts due within one year. . . .          2,653           6,653
   Less note payable . . . . . . . . . . .             --             947
   Less debt service funds . . . . . . . .            327             381
                                                  -------          ------
                                                 $533,476        $560,584
                                                  -------          ------
                                                  -------          ------

NOTE E - ACQUISITIONS


   The Company purchased substantially all of the assets of 29 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets from National Medical Enterprises, Inc. (the "Acquired Hospitals"). The acquisition occurred in three phases with the purchase of 27, three and ten of the Acquired Hospitals on June 30, October 31, and November 30, 1994, respectively. The Company accounted for the acquisition using the purchase method of accounting.

   The Company's Consolidated Statement of Operations for the six months ended March 31, 1995 includes results of operations of 27 of the Acquired Hospitals for the six months, results of operations of three of the Acquired Hospitals for two months and results of operations of ten of the Acquired Hospitals for four months. The purchases have been considered one transaction for pro forma disclosure. Below are unaudited pro forma results of operations for the six months ended March 31, 1994 and 1995 as though the Acquired Hospitals had been purchased on October 1, 1993 and 1994, respectively. The pro forma information does not purport to be indicative of the results which would actually have been attained had the acquisition been completed on such date or which may be attained in the future. (In thousands, except for per share data.)

                                   For the Six Months Ended
                         ------------------------------------------------------
                              March 31, 1994                March 31, 1995
                         ------------------------      ------------------------
                         Actual         Pro Forma      Actual         Pro Forma
                         ------         ---------      ------         --------
Net revenue. . . . . .   $421,427       $573,009      $563,658        $576,008

Net loss . . . . . . .    $(2,743)      $    (26)     $(14,751)       $(14,148)

Net loss per share . .      $(.11)         $(.00)        $(.53)          $(.51)



  In January 1995, the Company issued 1,409,978 common shares in exchange for all the outstanding common and preferred stock of Magellan Health Services, Inc. ("Magellan"). Magellan owns National Mentor, Inc., which provides specialized health services in mentor homes. The acquisition was accounted for as a pooling of interests, effective January 1, 1995.

  In February 1995, the Company acquired Westwood Pembroke Health System which includes two psychiatric hospitals and a professional group practice.


NOTE F - UNUSUAL ITEM

  In December 1994, the Company recorded an unusual item of approximately $3 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

  In March 1995, the Company and a group of insurance carriers resolved disputes that arose in fiscal 1995 related to claims paid predominantly in the 1980's. As part of the resolution, the Company will pay the insurance carriers $29.8 million in five installments over a three year period. The Company and the insurance carriers intend to continue to do business with each other and maintain business at the same or similar general levels. No existing agreement, contract, joint venture, or other business relationship in existence at the time of the settlement will be terminated or affected as a result of the settlement. Furthermore, the parties will negotiate in good faith concerning additional business opportunities.

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

  The Resolution Trust Corporation ("RTC"), for itself or in its capacity as conservator or receiver for 12 financial institutions, formerly held certain debt securities that were issued by the Company in 1988. RTC has indicated to the Company that it believes that certain financial statements and other disclosures made by the Company in connection with such debt securities contained materially misleading statements or material omissions and that such misleading statements or omissions resulted in an overvaluation of such debt securities. Specifically, the RTC has indicated its belief that the Company's financial statements overstated net income for the 1987 fiscal year and the first three quarters of the 1988 fiscal year due to understatement of contractual allowances and the allowance for bad debts and that the Company believed, but did not disclose, that certain negative industry factors or trends would occur in the foreseeable future. The Company believes that the financial institutions represented by RTC purchased in 1988 and 1989 $103.4 million face amount of subordinated debt securities originally issued by the Company in September 1988. Although the RTC has not disclosed to the Company its (or its financial institutions') trading losses from the purchases and sales of these subordinated debts securities, the RTC has disclosed the dates purchases and sales were made and the face amounts of the subordinated debt securities involved in these transactions. The Company believes that the trading losses were approximately $45 million. The Company has agreed to a tolling of the statute of limitations applicable to RTC's claims. Based on a review of relevant law and the facts known to the Company, the Company believes it has a substantial defense to a potential claim by RTC and that such claim would not have a material adverse effect on the Company's financial position or future results of operations.



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                            March 31, 1995
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
ASSETS                                  Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Current Assets
     Cash and cash equivalents . . . . . $ 44,948            $   1,652           $   22,581          $       --            $ 69,181
     Accounts receivable, net. . . . . .  210,467                5,240                3,948                  --             219,655
     Supplies .. . . . . . . . . . . . .    6,085                   90                  373                  --               6,548
     Other current assets. . . . . . . .    9,352                  413               10,565              (5,054)             15,276
                                          -------              -------             --------           ---------             -------
          Total Current Assets . . . . .  270,852                7,395               37,467              (5,054)            310,660
Property and Equipment
     Land. . . . . . . . . . . . . . . .   91,600                6,794                1,014                  --              99,408
     Buildings and improvements. . . . .  405,951                6,414              (14,798)                 --             397,567
     Equipment . . . . . . . . . . . . .  102,063                1,950                3,057                  --             107,070
                                          -------              -------             --------           ---------             -------
                                          599,614               15,158              (10,727)                 --             604,045
     Accumulated depreciation. . . . . .  (74,097)              (1,540)                 285                  --             (75,352)
     Construction in progress. . . . . .    5,323                  356                   26                   -               5,705
                                          -------              -------             --------           ---------             -------
                                          530,840               13,974              (10,416)                  -             534,398
Assets restricted for settlement
 of unpaid claims. . . . . . . . . . . .       --               71,273               16,919                  --              88,192
Other Long-Term Assets(1). . . . . . . .  106,747               24,109            1,079,826          (1,133,406)             77,276
Reorganization Value in Excess
 of Amounts Allocable to
 Identifiable Assets, net. . . . . . . .       --                   --               10,400                  --              10,400
                                          -------              -------             --------           ---------             -------
                                         $908,439             $116,751           $1,134,196         $(1,138,460)        $ 1,020,926
                                          -------              -------             --------           ---------             -------
                                          -------              -------             --------           ---------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable. . . . . . . . . . $ 47,297             $  2,705           $   13,379         $        --           $  63,381
     Note payable. . . . . . . . . . . .       --                  947                   --                  --                 947
     Accrued expenses and other
      current liabilities. . . . . . . .   59,106                1,430               83,930               1,504             145,970
     Current maturities of long-
      term debt and capital
      lease obligations. . . . . . . . .    6,530                  123                   --                  --               6,653
                                          -------              -------             --------           ---------             -------
          Total Current
           Liabilities . . . . . . . . .  112,933                5,205               97,309               1,504             216,951
Long-Term Debt and Capital
 Lease Obligations . . . . . . . . . . . (269,318)              (2,108)             832,010                  --             560,584
Deferred Income Taxes. . . . . . . . . .       --                  730               11,744              (1,491)             10,983
Reserve for Unpaid Claims. . . . . . . .       --               71,149               44,429              (5,054)            110,524
Deferred Credits and Other
 Long-Term Liabilities (1) . . . . . . .  360,971                  595               76,212            (388,386)             49,392
Stockholders' Equity
     Common Stock, par value
      $0.25 per share
          Authorized - 80,000,000
           shares
          Issued and outstanding -
           28,370,255 shares . . . . . .    2,872                  837                7,093              (3,709)              7,093
     Other Stockholders' Equity
          Additional paid-in
           capital . . . . . . . . . . .  716,655               30,455              250,251            (747,110)            250,251
          Retained earnings
           (Accumulated deficit) . . . .  (11,116)               7,506             (133,628)              3,610            (133,628)
          Unearned compensation
           under ESOP. . . . . . . . . .       --                   --              (46,754)                 --             (46,754)
          Warrants outstanding . . . . .       --                   --                   75                  --                  75
          Common shares in
           Treasury. . . . . . . . . . .       --                   --                 (729)                 --                (729)
          Notes Receivable for
           Shares. . . . . . . . . . . .   (3,889)                  --               (3,889)              3,889              (3,889)
          Cumulative foreign
           currency adjustments. . . . .     (669)               2,382                   73              (1,713)                 73
                                          -------              -------             --------           ---------             -------
                                          703,853               41,180               72,492            (745,033)             72,492
Commitments and Contingencies             -------              -------             --------           ---------             -------
                                         $908,439           $  116,751           $1,134,196         $(1,138,460)         $1,020,926
                                          -------              -------             --------           ---------             -------
                                          -------              -------             --------           ---------             -------
(1)  Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                         September 30, 1994
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
ASSETS                                  Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Current Assets
     Cash and cash equivalents . . . .   $ 71,850            $   8,606            $  49,147          $       --            $129,603
     Accounts receivable, net. . . . .    166,191                2,780                1,324                  --             170,295
     Supplies .. . . . . . . . . . . .      5,713                   75                  309                  --               6,097
     Other current assets. . . . . . .     11,461                  177               19,018             (12,024)             18,632
                                          -------              -------             --------           ---------             -------
          Total Current Assets . . . .    255,215               11,638               69,798             (12,024)            324,627
Property and Equipment
     Land. . . . . . . . . . . . . . .     89,340                6,019                1,014                  --              96,373
     Buildings and improvements. . . .    369,518                5,666              (14,598)                 --             360,586
     Equipment . . . . . . . . . . . .     88,483                1,262                2,299                  --              92,044
                                          -------              -------             --------           ---------             -------
                                          547,341               12,947              (11,285)                 --             549,003
     Accumulated depreciation. . . . .    (55,505)              (1,056)                (406)                 --             (56,967)
     Construction in progress. . . . .      2,143                  166                   --                   -               2,309
                                          -------              -------             --------           ---------             -------
                                          493,979               12,057              (11,691)                  -             494,345
Assets restricted for settlement
 of unpaid claims. . . . . . . . . . .         --               61,475               13,057                  --              74,532
Other Long-Term Assets(1). . . . . . .     52,438               14,385              988,259          (1,013,107)             41,975
Reorganization Value in Excess
 of Amounts Allocable to
 Identifiable Assets, net. . . . . . .         --                   --               26,001                  --              26,001
                                          -------              -------            ---------           ---------             -------
                                         $801,632              $99,555           $1,085,424         $(1,025,131)           $961,480
                                          -------              -------            ---------           ---------             -------
                                          -------              -------            ---------           ---------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable. . . . . . . . .   $ 43,476             $  1,107           $    6,162         $        --            $ 50,745
     Accrued expenses and other
      current liabilities. . . . . . .     63,742                1,684               96,224                  --             161,650
     Current maturities of long-
      term debt and capital
      lease obligations. . . . . . . .      2,537                  116                   --                  --               2,653
                                          -------              -------             --------           ---------             -------
          Total Current
           Liabilities . . . . . . . .    109,755                2,907              102,386                  --             215,048
Long-Term Debt and Capital
 Lease Obligations . . . . . . . . . .   (258,010)               1,497              789,989                  --             533,476
Deferred Income Taxes. . . . . . . . .         --                  647               11,733                  --              12,380
Reserve for Unpaid Claims. . . . . . .         --               54,759               57,515             (12,024)            100,250
Deferred Credits and Other
 Long-Term Liabilities (1) . . . . . .    349,146                  669               67,580            (373,290)             44,105
Stockholders' Equity
     Common Stock, par value
      $0.25 per share
          Authorized - 80,000,000
           shares
          Issued and outstanding -
           28,370,255 shares . . . . .      2,866                  587                6,725              (3,453)              6,725
     Other Stockholders' Equity
          Additional paid-in
           capital . . . . . . . . . .    707,744               30,455              244,339            (738,199)            244,339
          Retained earnings
           (Accumulated deficit) . . .   (109,093)               7,734             (119,042)            101,359            (119,042)
          Unearned compensation
           under ESOP. . . . . . . . .         --                   --              (73,527)                 --             (73,527)
          Warrants outstanding . . . .         --                   --                  180                  --                 180
          Cumulative foreign
           currency adjustments. . . .       (776)                 300               (2,454)                476              (2,454)
                                          -------               ------            ---------          ----------            --------
                                          600,741               39,076               56,221            (639,817)             56,221
Commitments and Contingencies             -------               ------            ---------          ----------            --------
                                         $801,632              $99,555           $1,085,424         $(1,025,131)           $961,480
                                          -------              -------            ---------           ---------             -------
                                          -------              -------            ---------           ---------             -------
(1)  Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                           For the Quarter ended March 31, 1995
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . .        $297,171             $10,802            $    (2,701)      $  (5,455)             299,817
Costs and expenses
     Salaries, general and
      administrative expenses. . . . .       207,425              10,162                  9,029          (5,090)            221,526
     Bad debt expense. . . . . . . . .        23,586                 168                    (11)             --              23,743
     Depreciation and
      amortization . . . . . . . . . .         9,652                 395                    237            (223)             10,061
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                  7,800              --               7,800
     Interest, net . . . . . . . . . .        (8,470)                 30                 21,968               9              13,537
     ESOP expense. . . . . . . . . . .        13,431                  --                    842              --              14,273
     Stock option
      expense (credit) . . . . . . . .            --                  --                   (956)             --                (956)
     Unusual item. . . . . . . . . . .            --                  --                 29,800              --              29,800
                                             -------              ------                 ------           -----             ------
                                             245,624              10,755                 68,709          (5,304)            319,784
                                             -------              ------                 ------           -----             -------
Income (loss) before income taxes
 and equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .        51,547                  47                (71,410)           (151)            (19,967)
Provision for (benefit from )
 income taxes. . . . . . . . . . . . .           554                  --                     --          (5,421)             (4,867)
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries. . . . . . . . . . . . .        50,993                  47                (71,410)          5,270             (15,100)
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .           668                  --                 56,310         (56,978)                 --
                                             -------              ------                 ------           -----             -------
Net income (loss). . . . . . . . . . .      $ 51,661              $   47               $(15,100)       $(51,708)           $(15,100)
                                             -------              ------                 ------           -----             -------
                                             -------              ------                 ------           -----             -------


                                                                           For the Quarter ended March 31, 1994
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . . .      $210,109              $5,308                $   858       $  (3,665)           $212,610
Costs and expenses
     Salaries, general and
      administrative expenses. . . . .       145,179               4,518                  7,096          (3,646)            153,147
     Bad debt expense. . . . . . . . .        15,722                   1                    436              --              16,159
     Depreciation and
      amortization . . . . . . . . . .         6,454                 291                    109              50               6,904
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                  7,800              --               7,800
     Interest, net . . . . . . . . . .        (4,344)                 11                 12,757              (6)              8,418
     ESOP expense. . . . . . . . . . .        11,254                  --                  1,045               1              12,300
     Stock option
      expense  . . . . . . . . . . . .            --                  --                    656              --                 656
                                             -------              ------                 ------           -----             -------
                                             174,265               4,821                 29,899          (3,601)            205,384
                                             -------              ------                 ------           -----             -------
Income (loss) before income taxes
 and equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .        35,844                 487                (29,041)            (64)              7,226
Provision for income taxes . . . . . .            --                  --                     --           6,103               6,103
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries. . . . . . . . . . . . .        35,844                 487                (29,041)         (6,167)              1,123
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .           484                  --                 30,164         (30,648)                 --
                                             -------              ------                 ------          ------             -------
Net income (loss). . . . . . . . . . .      $ 36,328              $  487               $  1,123        $(36,815)           $  1,123
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------



The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.


NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                        For the Six Months ended March 31, 1995
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . . .      $553,157             $24,866               $ (3,680)     $  (10,685)           $563,658
Costs and expenses
     Salaries, general and
      administrative expenses. . . . .       396,945              24,156                 10,526         (10,461)            421,166
     Bad debt expense. . . . . . . . .        46,796                 177                 (2,011)             --              44,962
     Depreciation and
      amortization . . . . . . . . . .        18,123                 722                   (204)           (223)             18,418
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                 15,600              --              15,600
     Interest, net . . . . . . . . . .       (15,800)                 38                 43,163              --              27,401
     ESOP expense. . . . . . . . . . .        26,969                  --                   (191)             (5)             26,773
     Unusual item. . . . . . . . . . .            --                  --                 26,840              --              26,840
     Stock option
      expense (credit) . . . . . . . .            --                  --                 (3,317)             --              (3,317)
                                             -------              ------                 ------          ------             -------
                                             473,033              25,093                 90,406         (10,689)            577,843
                                             -------              ------                 ------          ------             -------
Income (loss) before income taxes
 and equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .        80,124                (227)               (94,086)              4             (14,185)
Provision for income taxes . . . . . .           554                  --                     --              12                 566
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries. . . . . . . . . . . . .        79,570                (227)               (94,086)             (8)            (14,751)
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .         1,255                  --                 79,335         (80,590)                 --
                                             -------              ------                 ------          ------             -------
Net income (loss). . . . . . . . . . .      $ 80,825            $   (227)              $(14,751)       $(80,598)           $(14,751)
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by (used in)
 operating activities. . . . . . . . .       $21,773             $11,475               $(18,077)        $    --             $15,171
                                             -------              ------                 ------          ------             -------
Cash Flows from Investing Activities:
     Capital expenditures. . . . . . .        (8,089)               (396)                  (917)             --              (9,402)
     Proceeds from sale of assets. . .            --                  --                  5,879              --               5,879
     Acquisitions of businesses  . . .       (61,280)             (3,690)                    --              --             (64,970)
     Increase in assets
      restricted for settlement
      of unpaid claims . . . . . . . .            --              (9,798)                (3,862)             --             (13,660)
                                             -------              ------                 ------          ------             -------
Cash provided by (used in)
     investing activities. . . . . . .       (69,369)            (13,884)                 1,100              --             (82,153)
                                             -------              ------                 ------          ------             -------
Cash Flows from Financing Activities:
     Proceeds from issuance
      of debt. . . . . . . . . . . . .        28,009                  --                     --              --              28,009
     Payments on debt and capital
      obligations. . . . . . . . . . .        (7,315)             (4,545)                (9,251)             --             (21,111)
     Treasury Stock transactions . . .            --                  --                   (729)             --                (729)
     Proceeds from exercise of
      stock option and warrants. . . .            --                  --                    391              --                 391
                                             -------              ------                 ------          ------             -------
Cash provided by (used in)
 financing activities. . . . . . . . .        20,694              (4,545)                (9,589)             --               6,560
                                             -------              ------                 ------          ------             -------
Net increase (decrease) in cash
 and cash equivalents. . . . . . . . .       (26,902)             (6,954)               (26,566)             --             (60,422)
Cash and cash equivalents at
 beginning of period . . . . . . . . .        71,850               8,606                 49,147              --             129,603
                                             -------              ------                 ------          ------             -------
Cash and cash equivalents at
 end of period . . . . . . . . . . . .      $ 44,948            $  1,652               $ 22,581         $    --            $ 69,181
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                        For the Six Months ended March 31, 1994
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . . .      $415,888             $10,591                $ 2,421        $ (7,473)           $421,427
Costs and expenses
     Salaries, general and
      administrative expenses. . . . .       290,814               8,708                 13,541          (7,474)            305,589
     Bad debt expense. . . . . . . . .        32,559                 (44)                  (227)             --              32,288
     Depreciation and
      amortization . . . . . . . . . .        12,768                 454                    357              --              13,579
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                 15,600              --              15,600
     Interest, net . . . . . . . . . .        (8,310)                 11                 25,090              (6)             16,785
     ESOP expense. . . . . . . . . . .        22,406                  --                  2,090             103              24,599
     Stock option
      expense. . . . . . . . . . . . .            --                  --                  6,851              --               6,851
                                             -------              ------                 ------          ------             -------
                                             350,237               9,129                 63,302          (7,377)            415,291
                                             -------              ------                 ------          ------             -------
Income (loss) before income taxes
 and equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .        65,651               1,462                (60,881)            (96)              6,136
Provision for income taxes . . . . . .            --                  --                     --           8,879               8,879
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries. . . . . . . . . . . . .        65,651               1,462                (60,881)         (8,975)             (2,743)
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .         1,035                  --                 58,138         (59,173)                 --
                                             -------              ------                 ------          ------             -------
Net income (loss). . . . . . . . . . .      $ 66,686            $  1,462                $(2,743)       $(68,148)            $(2,743)
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by (used in)
 operating activities. . . . . . . . .      $350,315              $3,633                $(3,381)      $(332,020)            $18,547
                                             -------              ------                 ------         -------             -------
Cash Flows from Investing Activities:
     Capital expenditures. . . . . . .        (6,613)               (144)                  (207)             --              (6,964)
     Proceeds from sale of assets. . .         7,857                  --                     --              --               7,857
     Acquisitions of businesses  . . .        (1,733)                 --                     --              --              (1,733)
     Increase in assets
      restricted for settlement
      of unpaid claims . . . . . . . .            --               2,456                  1,602              --               4,058
                                             -------              ------                 ------         -------             -------
Cash provided by (used in)
     investing activities. . . . . . .          (489)              2,312                  1,395              --               3,218
                                             -------              ------                 ------         -------             -------
Cash Flows from Financing Activities:
     Increase in cash
      collateral account . . . . . . .            --                  --                 (2,781)             --              (2,781)
     Payments on debt and capital
      obligations. . . . . . . . . . .      (365,499)                (27)               (27,021)        332,020             (60,527)
     Tax benefit related to the
      exercise of stock options. . . .            --                  --                  9,424              --               9,424
     Income tax payments made on
      behalf of stock optionee . . . .            --                  --                (14,214)             --             (14,214)
     Proceeds from exercise of
      stock option and warrants. . . .            --                  --                    866              --                 866
                                             -------              ------                 ------         -------             -------
Cash provided by (used in)
 financing activities. . . . . . . . .      (365,499)                (27)               (33,726)        332,020             (67,232)
                                             -------              ------                 ------         -------             -------
Net increase (decrease) in cash
 and cash equivalents. . . . . . . . .       (15,673)              5,918                (35,712)             --             (45,467)
Cash and cash equivalents at
 beginning of period . . . . . . . . .        45,147               2,756                 38,099              --              86,002
                                             -------              ------                 ------         -------             -------
Cash and cash equivalents at
 end of period . . . . . . . . . . . .      $ 29,474             $ 8,674                $ 2,387        $     --            $ 40,535
                                             -------              ------                 ------         -------             -------
                                             -------              ------                 ------         -------             -------


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.


                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                 March 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ACQUISITIONS

     The Company purchased substantially all of the assets of 29 psychiatric hospitals, eight chemical-dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets from National Medical Enterprises, Inc. (the "Acquired Hospitals"). The acquisition occurred in three phases with the purchase of 27, three and ten of the Acquired Hospitals on June 30, October 31, and November 30, 1994, respectively. The Company accounted for the acquisitions using the purchase method of accounting. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals.

     The Company's Consolidated Statement of Operations for the six months ended March 31, 1995 includes results of operations of 27 of the Acquired Hospitals for the six months, results of operations of three of the Acquired Hospitals for two months and results of operations of ten of the Acquired Hospitals for four months.

     In January 1995, the Company issued 1,409,978 common shares in exchange for all the outstanding common and preferred stock of Magellan Health Services, Inc. ("Magellan"). Magellan owns National Mentor, Inc., which provides specialized health services in mentor homes. The acquisition was accounted for as a pooling of interests, effective January 1, 1995.

     In February 1995, the Company acquired Westwood Pembroke Health System which includes two psychiatric hospitals and a professional group practice.

RESULTS OF OPERATIONS

     Selected statistics (from the date of acquisition for acquired facilities) for the 110 psychiatric hospitals in operation at March 31, 1995, by quarter for fiscal 1994 and fiscal 1995 follows:

                                     FISCAL        FISCAL         %
                                      1994          1995        CHANGE
                                     ------        ------       ------
Licensed beds at:
  December 31  . . . . . . . .        6,985         9,467         36%
  March 31 . . . . . . . . . .        6,970         9,682         39
  June 30. . . . . . . . . . .        6,970
  September 30 . . . . . . . .        8,840

Net revenue (in thousands):
  Quarter:
      First. . . . . . . . . .     $198,129      $241,038         22%
      Second . . . . . . . . .      198,947       265,991         34
      Third. . . . . . . . . .      207,023
      Fourth . . . . . . . . .      244,453
                                    -------
  Year . . . . . . . . . . . .     $848,552
                                    -------
                                    -------
Patient days:
  Quarter:
      First. . . . . . . . . .      320,664       406,794         27%
      Second . . . . . . . . .      329,267       456,316         39
      Third. . . . . . . . . .      331,297
      Fourth . . . . . . . . .      398,049
                                    -------
  Year . . . . . . . . . . . .    1,379,277




                                     FISCAL        FISCAL           %
                                      1994          1995          CHANGE
                                     ------        ------         ------
Equivalent patient days:
  Quarter:
      First. . . . . . . . . .      349,947       453,631         30%
      Second . . . . . . . . .      362,538       508,481         40
      Third. . . . . . . . . .      368,554
      Fourth . . . . . . . . .      442,466
                                  ---------
  Year . . . . . . . . . . . .    1,523,505
                                  ---------
                                  ---------

Net revenue per equivalent patient day:
  Quarter:
      First. . . . . . . . . .         $566          $531         (6)%
      Second . . . . . . . . .          549           523         (5)
      Third. . . . . . . . . .          562
      Fourth . . . . . . . . .          552
  Year . . . . . . . . . . . .          557

Admissions:
  Quarter:
      First. . . . . . . . . .       21,875        29,964         37%
      Second . . . . . . . . .       25,037        34,698         39
      Third. . . . . . . . . .       25,103
      Fourth . . . . . . . . .       30,548
                                     ------
  Year . . . . . . . . . . . .      102,563
                                     ------
                                     ------
Average length of stay:
  Quarter:
      First. . . . . . . . . .         14.5          13.3         (8)%
      Second . . . . . . . . .         13.4          12.7         (5)
      Third. . . . . . . . . .         13.1
      Fourth . . . . . . . . .         13.4
  Year . . . . . . . . . . . .         13.6

  Selected statistics for the same-store psychiatric hospitals in operations during the quarters and six months ending March 31, 1994 and 1995.


FOR THE QUARTER ENDED MARCH 31, 1995

                                     FISCAL        FISCAL           %
                                      1994          1995          CHANGE
                                     ------        ------         ------

*Number of psychiatric
 hospitals . . . . . . . . . .           75            74         (1)
Average licensed beds. . . . .        6,975         6,868         (2)
Net revenue (in thousands) . .     $198,947      $197,767         (1)
Patient days . . . . . . . . .      329,267       323,501         (2)
Equivalent patient days. . . .      362,538       361,062         (0)
Net revenue per equivalent
 patient day . . . . . . . . .         $549          $548         (0)
Admissions . . . . . . . . . .       25,037        26,827          7
Average length of stay . . . .         13.4          11.8         (12)




FOR THE SIX MONTHS ENDED MARCH 31, 1995

                                     FISCAL        FISCAL           %
                                      1994          1995          CHANGE
                                     ------        ------         ------

*Number of psychiatric
 hospitals . . . . . . . . . .           75            74         (1)
Average licensed beds. . . . .        6,980         6,887         (1)
Net revenue (in thousands) . .     $397,076      $384,283         (3)
Patient days . . . . . . . . .      649,931       631,211         (3)
Equivalent patient days. . . .      712,485       704,303         (1)
Net revenue per equivalent
 patient day . . . . . . . . .         $557          $546         (2)
Admissions . . . . . . . . . .       46,912        51,179          9
Average length of stay . . . .         13.9          12.1         (13)

*The change in number of psych hospitals from 1994 to 1995 is due to the merger of two facilities.

  Patient days at the Company's hospitals increased 39% and 33% for the quarter and six months ended March 31, 1995, respectively, as compared to the same period of fiscal 1994. The increase resulted from the Acquired Hospitals. Patient days at the same store hospitals decreased 2% and 3% for the quarter and six month period ended March 31, 1995 compared to the comparable periods of the prior fiscal year, due to decreases in the average length of stay of 12% and 13% in the first and second quarters of fiscal 95 compared to the prior year. Total admissions increased by 37% and 38% for the quarter and six months ended March 31, 1995 compared to the prior fiscal year. On a same store hospital basis, admissions increased by 7% and 9% for the quarter and six months ended March 31, 1995 compared to the prior fiscal year.

  The Company's total net revenue for the quarter and six months ended March 31, 1995 increased 41% and 34% respectively, primarily due to the Acquired Hospitals. Net revenue per equivalent patient day decreased in the quarter and six months ending March 31, 1995 by 5% compared to comparable periods in the prior fiscal year. The decreases were primarily due to lower net revenue per equivalent patient day for the Acquired Hospitals and from a continued shift in payor mix toward Medicare and Medicaid programs. Net revenue in the quarter ending March 31, 1995, includes $3.7 million more than the same quarter of the prior fiscal year for the normal settlement of reimbursement issues. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. The Company believes that, at the same time, revenue from Blue Cross and commercial insurance payors has declined because of a shift by purchasers of health coverage to HMOs, PPOs, and other managed care plans.

  The Company's salaries, general, and administrative expenses increased 45% and 38% in the second quarter and first six months of fiscal 1995 compared to fiscal 1994, primarily due to expenses incurred by the Acquired Hospitals.

  The Company's bad debt expense increased 47% and 39% in the quarter and six months ended March 31, 1995 compared to the same periods in fiscal 1994, primarily due to expenses incurred by the Acquired Hospitals. Bad debt expense as a percent of net revenue increased to 7.9% in the second quarter of fiscal 1995 from 7.6% in the second quarter of fiscal 1994. Bad debt expense as a percent of net revenue increased to 8.0% in the first six months of fiscal 1995 from 7.7% in the first six months of fiscal 1994. The Company anticipates future increases in bad debt expenses due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients, which will result in the Company not collecting full charges on an increasing number of patients.

  Depreciation and amortization increased 46% in the second quarter of fiscal 1995 and 36% in the first six months of fiscal 1995 compared to comparable periods in fiscal 1994. The increases resulted primarily from depreciation of the Acquired Hospitals and other acquisitions, and the amortization of the related covenants not to compete and goodwill.

  Reorganization value in excess of amounts allocable to identifiable assets is being amortized over the three-year period ending July 1995.

  Net interest expense for the second quarter and first six months of fiscal 1995 increased 61% and 63%, respectively, from the previous fiscal year due to the issuance of the 11.25% Senior Subordinated Notes (the "Notes") in May 1994 and to borrowings under the Revolving Credit Agreement used for acquisitions.

  ESOP expense for the second quarter and first six months of fiscal 1995 increased 16% and 9%, respectively, from the previous fiscal year.

  Stock option expense for the second quarter and first six months of fiscal 1995 decreased from the previous year due to fluctuations in the market price of the Company's common stock.

  In March 1995, the Company and a group of insurance carriers resolved disputes that arose in fiscal 1995 related to claims paid predominantly in the 1980's. As part of the resolution, the Company will pay the insurance carriers $29.8 million in five installments over a three year period. The Company and the insurance carriers intend to continue to do business with each other and maintain business at the same or similar general levels. No existing agreement, contract, joint venture, or other business relationship in existence at the time of the settlement will be terminated or affected as a result of the settlement. Furthermore, the parties will negotiate in good faith concerning additional business opportunities. Also, in the first quarter of fiscal 1995, the Company recorded an unusual item of approximately $3 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

LIQUIDITY AND SOURCES OF CAPITAL

  During the first six months of fiscal 1995, the Company incurred approximately $74.4 million in capital expenditures, including $9.4 for routine capital replacement and $65.0 million for acquisitions. The capital outlays were financed from borrowings under the Revolving Credit Agreement, proceeds from the issuance of the Notes and from cash provided by operations. The Company anticipates that capital expenditures for fiscal 1995 relating to existing hospitals will be approximately $20 million and will be financed from cash provided by operations.

  The number of days gross patient revenue in gross patients accounts receivable was 65 days at March 31, 1995 and 62 days at September 30, 1994.

                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. - Submission of Matters to Vote of Security Holders.

       The Company held an annual meeting of stockholders on March 9, 1995.

       The tabulation of votes with respect to each matter voted upon at the meeting is as follows:

                                     Votes cast
                              --------------------------------
                                        Authority                Broker Non-
                              For       Withheld       Abstain      Votes
                              ---       ---------      -------   -----------

     Election of:
     Andre C.
     Dimitriadis as a
     Director (term
     expiring in 1998)     22,122,589     99,042         N/A          N/A



Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3(a) Bylaws of the Company, as amended, effective March 9, 1995.

          4(a) Amendment No. 5, dated as of March 17, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National
               Bank of North Carolina, as Co-Agent, and the lenders listed on Annex I.

          27   Financial Data Schedule




     (b)  Report on Form 8-K

               There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1995.


                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHARTER MEDICAL CORPORATION
                                        ---------------------------
                                               (Registrant)



Date: ____________________________      /s/ Lawrence W. Drinkard
                                        ----------------------------
                                        Lawrence W. Drinkard
                                        Executive Vice President - Finance
                                        (Chief Financial Officer)



Date: ____________________________      /s/ John R. Day
                                        -----------------------------
                                        John R. Day
                                        Vice President and Controller
                                        (Principal Accounting Officer)




                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHARTER MEDICAL CORPORATION
                                        ---------------------------
                                               (Registrant)



Date: ____________________________      ----------------------------
                                        Lawrence W. Drinkard
                                        Executive Vice President - Finance
                                        (Chief Financial Officer)



Date: ____________________________      ----------------------------
                                        John R. Day
                                        Vice President and Controller
                                        (Principal Accounting Officer)
