Form 10-Q
period 1995-06-30
CHARTER MEDICAL CORP
filed 1995-08-14
CIK 19411

-------------------------------------------------------------------------------
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

          For the quarterly period ended June 30, 1995

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
Yes  X   No
    ---     ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---
The number of shares of the Registrant's Common Stock outstanding as of July 31, 1995, was 28,398,166.


-------------------------------------------------------------------------------
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


                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                   --------
PART I - Financial Information:

        Condensed Consolidated Balance Sheets -
         September 30, 1994 and June 30, 1995. . . . . . . . . . . . . . . . . 4

        Condensed Consolidated Statements of Operations -
         For the Nine Months and Quarters ended
         June 30, 1994 and 1995. . . . . . . . . . . . . . . . . . . . . . . . 6

        Condensed Consolidated Statement of Changes in
         Stockholders' Equity - For the Nine Months and
         Quarter ended June 30, 1995 . . . . . . . . . . . . . . . . . . . . . 7

        Condensed Consolidated Statements of Cash Flows -
         For the Nine Months ended
         June 30, 1994 and 1995. . . . . . . . . . . . . . . . . . . . . . . . 8

        Notes to Condensed Consolidated Financial Statements . . . . . . . . . 9

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . .17


PART II - Other Information:

        Item 6. - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .22

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23


                           CHARTER MEDICAL CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                           (In thousands)


                                                 September 30            June 30
               ASSETS                                1994                   1995                                                  --
                                                  ---------             --------
Current Assets
     Cash and cash equivalents . . . . . . .        $129,603           $  67,459
     Accounts receivable, net. . . . . . . .         170,295             212,944
     Supplies. . . . . . . . . . . . . . . .           6,097               6,526
     Other current assets. . . . . . . . . .          18,632              14,741
                                                     -------             -------
          Total Current Assets . . . . . . .         324,627             301,670


Property and Equipment
     Land. . . . . . . . . . . . . . . . . .          96,373              98,090
     Buildings and improvements. . . . . . .         360,586             396,067
     Equipment . . . . . . . . . . . . . . .          92,044             107,904
                                                     -------             -------

                                                     549,003             602,061
     Accumulated depreciation. . . . . . . .         (56,967)            (83,425)
                                                     -------             -------
                                                     492,036             518,636
     Construction in progress. . . . . . . .           2,309               2,845
                                                     -------             -------
                                                     494,345             521,481

Assets Restricted for Settlement
 of Unpaid Claims. . . . . . . . . . . . . .          74,532              89,926

Other Long-Term Assets . . . . . . . . . . .          14,355              23,559

Reorganization Value in Excess of Amounts
  Allocable to Identifiable Assets, net. . .         26,001                2,600

Other Intangible Assets. . . . . . . . . . .          27,620              66,313





                                                  ----------          ----------
                                                  $  961,480          $1,005,549
                                                  ----------          ----------
                                                  ----------          ----------


                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                          (In thousands, except shares and per share data)


                                                September 30             June 30
     LIABILITIES AND STOCKHOLDERS' EQUITY           1994                  1995
                                                ------------            --------
Current Liabilities
     Accounts payable. . . . . . . . . . . .         $50,745           $  63,327
     Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .         161,650             138,871
     Current maturities of long-term debt and
       capital lease obligations . . . . . .           2,653               6,670
                                                     -------             -------
     Total Current Liabilities . . . . . . .         215,048             208,868

Long-Term Debt and Capital Lease Obligations         533,476             539,587

Deferred Income Taxes. . . . . . . . . . . .          12,380              17,635

Reserve for Unpaid Claims. . . . . . . . . .         100,250             113,923

Deferred Credits and Other
 Long-Term Liabilities . . . . . . . . . . .          44,105              42,405

Stockholders' Equity
     Common Stock, par value $0.25 per share
          Authorized - 80,000,000 shares
          Issued and outstanding - 26,899,471
            shares at September 30, 1994
            and 28,395,255 shares at
            June 30, 1995. . . . . . . . . .           6,725               7,099
     Other Stockholders' Equity
          Additional paid-in capital . . . .         244,339             249,530
          Accumulated deficit. . . . . . . .        (119,042)           (131,946)
          Unearned compensation
            under ESOP . . . . . . . . . . .         (73,527)            (32,589)
          Warrants outstanding . . . . . . .             180                  75
          Common Stock in Treasury,
            271,928 shares . . . . . . . . .              --              (4,712)
          Note Receivable for shares . . . .              --              (3,889)
          Cumulative foreign currency
            adjustments. . . . . . . . . . .          (2,454)               (437)
                                                      ------               -----
               Stockholders' Equity. . . . .          56,221              83,131

Commitments and Contingencies


                                                     -------           ---------
                                                  $  961,480         $ 1,005,549
                                                     -------           ---------
                                                     -------           ---------


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.



                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES



                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                (In thousands, except per share data)

                                             For the Three Months ended         For the Nine Months ended
                                                       June 30                           June 30
                                             --------------------------         ------------------------
                                                1994            1995              1994             1995
                                             ----------      ----------         ---------       --------
Net revenue    . . . . . . . . . . . . .      $220,857         $304,745          $642,284       $868,403
                                               -------           ------            ------         ------
Costs and expenses
     Salaries, supplies and other
      operating expenses . . . . . . . .       158,199          225,769           463,788        646,935
     Bad debt expense. . . . . . . . . .        16,534           26,130            48,822         71,092
     Depreciation and amortization . . .         6,792            9,929            20,371         28,347
     Amortization of reorganization
      value in excess of amounts
      allocable to identifiable
      assets . . . . . . . . . . . . . .         7,800            7,800            23,400         23,400
     Interest, net . . . . . . . . . . .        10,279           13,789            27,064         41,190
     ESOP expense. . . . . . . . . . . .        12,299           14,165            36,898         40,938
     Stock option expense (credit) . . .            85             (841)            6,936         (4,158)
     Unusual item. . . . . . . . . . . .            --               --                --         26,840
                                               -------           ------            ------         ------
                                               211,988          296,741           627,279        874,584
                                               -------           ------            ------         ------

Income (loss) before provision
 for income taxes and
 extraordinary items . . . . . . . . . .         8,869            8,004            15,005         (6,181)
Provision for
 income taxes. . . . . . . . . . . . . .         6,759            6,322            15,638          6,888

                                               -------           ------            ------         ------
Income (loss) before
 extraordinary item. . . . . . . . . . .         2,110            1,682              (633)       (13,069)
Extraordinary loss on early
 extinguishment of debt (net of
 income tax benefit of $8,410) . . . . .        12,616               --            12,616             --
                                               -------           ------            ------         ------
Net income (loss)    . . . . . . . . . .      $(10,506)        $  1,682          $(13,249)       (13,069)
                                               -------           ------            ------         ------
                                               -------           ------            ------         ------

Average number of common shares
 outstanding . . . . . . . . . . . . . .        26,805           28,272            26,225         27,833
                                               -------           ------            ------         ------
                                               -------           ------            ------         ------
Earnings per common share:
     Income (loss) before
      extraordinary item . . . . . . . .      $    .08         $    .06         $    (.02)      $   (.47)
     Extraordinary loss on early
      extinguishment of debt . . . . . .          (.47)              --              (.48)            --
                                               -------           ------            ------         ------

Net income (loss). . . . . . . . . . . .      $   (.39)        $    .06         $    (.50)      $   (.47)
                                               -------           ------            ------         ------
                                               -------           ------            ------         ------








The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             (Unaudited)
                                                           (In thousands)


                                                              Common Stock
                                          Common Stock        in Treasury       Additional
                                        ----------------    ----------------      Paid-in      Accumlated
                                        Shares    Amount    Shares    Amount      Capital        Deficit
                                        ------    ------    ------    ------    ----------     ----------
Balance at September 30, 1994           26,899   $6,725        --        --       $244,339       (119,042)
Additions (Deductions):
     Net income. . . . . . . . . .         --        --        --        --             --        (14,751)
     ESOP expense. . . . . . . . .         --        --        --        --             --             --
     Stock option expense
      (credit) . . . . . . . . . .         --        --        --        --         (3,317)            --
     Exercise of options . . . . .         18         5        --        --            162             --
     Exercise of warrants. . . . .         43        11        --        --            318             --
     Foreign currency
      translation gain . . . . . .         --        --        --        --             --             --
     Pooling of Mentor . . . . . .      1,410       352        --        --          8,749            165
     Purchase of Common Stock
      for Treasury . . . . . . . .         --        --        42      (729)            --             --
                                       ------     -----      ----      ----        -------       --------
Balance at March 31, 1995. . . . .     28,370     7,093        42      (729)       250,251       (133,628)

Additions (Deductions):
     Net income. . . . . . . . . .         --        --        --        --             --          1,682
     ESOP expense. . . . . . . . .         --        --        --        --             --             --
     Stock option
      expense (credit) . . . . . .         --        --        --        --           (841)            --
     Exercise of options . . . . .         25         6        --        --            120             --
     Foreign currency
      translation loss . . . . . .         --        --        --        --             --             --
     Purchase of Common Stock
      for Treasury . . . . . . . .         --        --       230    (3,983)            --             --
                                    --------- ---------  --------   --------   -----------   ------------
Balance at June 30, 1995 . . . . .     28,395 $   7,099       272  $ (4,712)   $   249,530   $   (131,946)
                                       ------     -----      ----      ----        -------       --------
                                       ------     -----      ----      ----        -------       --------


                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                             (Unaudited)
                                                           (In thousands)
                                                                           Cumulative            Notes
                                          Unearned                          Foreign            Receivable
                                        Compensation         Warrants       Currency              for
                                         Under ESOP         Outstanding    Adjustments           Shares
                                        ------------        -----------    -----------         ----------

Balance at September 30, 1994. .          $(73,527)            $  180          $(2,454)               --
Additions (Deductions):
     Net loss. . . . . . . . . .                --                 --               --                --
     ESOP expense. . . . . . . .            26,773                 --               --                --
     Stock option expense
      (credit) . . . . . . . . .                 --                --               --                --
     Exercise of options . . . .                 --                --               --                --
     Exercise of warrants. . . .                 --              (105)              --                --
     Foreign currency
      translation gain . . . . .                 --                --            2,527                --
     Pooling of Mentor . . . . .                 --                --               --            (3,889)
     Purchase of Common Stock
      for Treasury . . . . . . .                 --                --               --                --
                                           --------             -----            -----             -----
Balance at March 31, 1995. . . .            (46,754)               75               73            (3,889)

Additions (Deductions):
     Net income. . . . . . . . .                 --                --               --                --
     ESOP expense. . . . . . . .             14,165                --               --                --
     Stock option
      expense (credit) . . . . .                 --                --               --                --
     Exercise of options . . . .                 --                --               --                --
     Foreign currency
      translation loss . . . . .                 --                --             (510)               --
     Purchase of Common Stock
      for Treasury . . . . . . .                 --                --               --                --
                                           --------             -----            -----             -----
Balance at June 30, 1995 . . . .           $(32,589)            $  75          $  (437)         $ (3,889)
                                           --------             -----            -----             -----
                                           --------             -----            -----             -----

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                           (In thousands)


                                                       For the Nine Months ended
                                                                June 30
                                                       ------------------------
                                                          1994          1995
                                                       ---------      ---------
Cash Flows From Operating Activities
     Net loss  . . . . . . . . . . . . . . . . . .    $(13,249)       $(13,069)
                                                        ------         -------
          Adjustments to reconcile net loss
           to net cash provided by operating
           activities:
               Depreciation and amortization . . .      43,771          51,747
               ESOP expense. . . . . . . . . . . .      36,898          40,938
               Non-cash portion of unusual items .          --          18,800
               Stock option expense (credit) . . .       6,936          (4,158)
               Non-cash interest expense . . . . .       2,005           1,802
               Gain on sale of assets. . . . . . .          --          (2,961)
               Cash flows from changes in assets
                and liabilities, net of effects
                from sales and acquisitions of
                businesses:
                   Accounts receivable, net. . . .     (10,605)        (13,749)
                   Other assets. . . . . . . . . .       3,977         (10,203)
                   Accounts payable and other
                    accrued liabilities. . . . . .      (9,987)        (21,402)
                   Reserve for unpaid claims . . .      (1,340)          9,473
                   Income taxes payable. . . . . .      (3,236)          2,076
                   Other liabilities . . . . . . .      (5,665)        (20,641)
               Extraordinary loss on
                early extinguishment of debt . . .      12,616              --
               Other . . . . . . . . . . . . . . .       3,293             545
                                                        ------         -------
                   Total adjustments . . . . . . .      78,663          52,267
                                                        ------         -------
                      Net cash provided by
                       operating activities. . . .      65,414          39,198
                                                        ------         -------

Cash Flows From Investing Activities
     Capital expenditures. . . . . . . . . . . . .     (12,976)        (12,077)
     Acquisitions of businesses. . . . . . . . . .    (129,816)        (61,473)
     (Increase) Decrease in assets restricted
      for settlement of unpaid claims. . . . . . .       8,794         (15,394)
     Proceeds from sale of assets. . . . . . . . .      12,857           5,879
                                                        ------         -------
               Net cash used in
                investing activities . . . . . . .    (121,141)        (83,065)
                                                        ------         -------

Cash Flows From Financing Activities
     Proceeds from issuance of debt. . . . . . . .     381,798          28,009
     Payments on debt and capital lease
      obligations    . . . . . . . . . . . . . . .    (310,464)        (42,091)
     Treasury stock transactions . . . . . . . . .          --          (4,712)
     Proceeds from exercise of stock options
      and warrants   . . . . . . . . . . . . . . .       1,302             517
     Tax benefit related to the exercise
      of stock options . . . . . . . . . . . . . .       9,424              --
     Income tax payments made on behalf of
      stock optionee . . . . . . . . . . . . . . .     (14,214)             --
     Increase in cash collateral account . . . . .       5,426              --
                                                        ------         -------
               Net cash provided by (used in)
                financing activities . . . . . . .      73,272         (18,277)
                                                        ------         -------

Net decrease in cash and cash equivalents. . . . .      17,545         (62,144)
Cash and cash equivalents at beginning
     of period       . . . . . . . . . . . . . . .      86,002         129,603
                                                        ------         -------
Cash and cash equivalents at end of period . . . .   $ 103,547        $ 67,459
                                                        ------         -------
                                                        ------         -------


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (Unaudited)
NOTE A - Basis of Presentation

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

NOTE C - Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the nine months ended June 30, 1994 and 1995:


                                                  For the Nine Months ended
                                                            June 30
                                                  ------------------------
                                                     1994            1995
                                                  ---------        -------
                                                        (In thousands)
Income taxes paid, net of refunds received . . .     $ 9,531        $ 3,788
Interest paid, net of amounts capitalized. . . .      22,695         51,113


NOTE D - LONG-TERM DEBT AND LEASES

   Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1994 and June 30, 1995 follows:


                                             September 30        June 30
                                                 1994             1995
                                             ------------       --------
                                                        (In thousands)
Revolving Credit Agreement due
 through 1999 (8.1875% at June
 30, 1995)   . . . . . . . . . . . . . . .       $ 72,584        $ 80,593
11.25% Senior Subordinated
 Notes due 2004. . . . . . . . . . . . . .        375,000         375,000
6.06% to 10.75% Mortgage and other
 notes payable through 1999. . . . . . . .          6,434           9,339
Variable rate secured notes due
 through 2013 (4.15% to 4.40% at
 June 30, 1995). . . . . . . . . . . . . .         63,125          62,625
7.5% Swiss Bonds . . . . . . . . . . . . .          6,443           6,443
4.20% to 12.5% Capital lease
 obligations due through 2014. . . . . . .         12,870          12,633
                                                   ------          ------
                                                  536,456         546,633
   Less amounts due within one year. . . .          2,653           6,670
   Less debt service funds . . . . . . . .            327             376
                                                  -------          ------
                                                 $533,476        $539,587
                                                  -------          ------
                                                  -------          ------

NOTE E - ACQUISITIONS AND JOINT VENTURES

Acquisitions

   The Company purchased substantially all of the assets of 29 psychiatric hospitals, eight chemical dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets from National Medical Enterprises, Inc. (the "Acquired Hospitals"). The acquisition occurred in three phases with the purchase of 27, three and ten of the Acquired Hospitals on June 30, October 31, and November 30, 1994, respectively. The Company accounted for the acquisition using the purchase method of accounting. The Company's Consolidated Statement of Operations for the nine months ended June 30, 1995 includes results of operations of 27 of the Acquired Hospitals for the nine months, results of operations of three of the Acquired Hospitals (sold in December 1994) for two months and results of operations of ten of the Acquired Hospitals for seven months.

   The purchases of the Acquired Hospitals have been considered one transaction for pro forma disclosure purposes. Below are unaudited pro forma results of operations for the nine months ended June 30, 1994 and 1995 as though the Acquired Hospitals had been purchased on October 1, 1993 and 1994, respectively. The pro forma information does not purport to be indicative of the results which would actually have been attained had the acquisition been completed on such date or which may be attained in the future. (In thousands, except for per share data)

                                   For the Nine Months Ended
                         ------------------------------------------------------
                               June 30, 1994                 June 30, 1995
                         ------------------------      ------------------------
                         Actual         Pro Forma      Actual         Pro Forma
                         ------         ---------      ------         --------
Net revenue. . . . . .   $642,284       $855,096      $868,403        $880,753

Income (loss)
 before extra-
 ordinary item . . . .   $   (633)      $     93      $(13,069)       $(12,466)

Net loss . . . . . . .   $(13,249)      $(12,523)     $(13,069)       $(12,466)

Income (loss) per
 common share before
 extraordinary item. .   $   (.02)      $     --      $   (.47)       $   (.45)

Net loss per
 common share. . . . .   $   (.50)      $   (.48)     $   (.47)       $   (.45)


          In January 1995, the Company issued 1,409,978 common shares in exchange for all the outstanding common and preferred stock of Magellan Health Services, Inc. ("Magellan"). Magellan owns National Mentor, Inc., which provides specialized health services in mentor homes. The acquisition was accounted for as a pooling of interests, effective January 1, 1995.

          In February 1995, the Company acquired Westwood Pembroke Health System which includes two psychiatric hospitals and a professional group practice. The Company accounted for the acquisition using the purchase method of accounting.

          In June 1995, the Company purchased substantially all of the assets of Cypress Hospital from Louisiana Psychiatric Company, Inc., a subsidiary of Columbia/HCA Healthcare Corporation ("Columbia"). The Company accounted for the acquisition using the purchase method of accounting.

Joint Ventures

          The Company entered into joint ventures with Columbia in the Raleigh, North Carolina and Albuquerque, New Mexico markets. Effective May 31, 1995, Charter Behavioral Health System of New Mexico, a subsidiary of the Company, and New Mexico Psychiatric Company, a subsidiary of Columbia, formed Charter Heights Behavioral Health System ("Heights"). The Company leased and contributed certain assets of its Albuquerque Hospital to Heights in exchange for a 67% interest and Columbia leased and contributed certain assets of its Columbia Heights Hospital to Heights in exchange for a 33% interest. Heights' assets, liabilities and operations are included in the Company's financial statements less minority interest.

          Effective June 30, 1995, Charter Northridge Behavioral Health System, a subsidiary of the Company, and Wake Psychiatric Hospital, a subsidiary of Columbia, formed the Holly Hill/Charter Behavioral Health System ("Holly Hill"). The Company leased and contributed certain assets of its Northridge Hospital to Holly Hill in exchange for a 50% interest and Columbia leased and contributed certain assets of its Holly Hill Hospital to Holly Hill in exchange for the remaining 50% interest. The Company accounts for its investment in Holly Hill under the equity method of accounting.

NOTE F - Unusual Items

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

          The Resolution Trust Corporation ("RTC"), for itself or in its capacity as conservator or receiver for 12 financial institutions, formerly held certain debt securities that were issued by the Company in 1988. RTC has indicated to the Company that it believes that certain financial statements and other disclosures made by the Company in connection with such debt securities contained materially misleading statements or material omissions and that such misleading statements or omissions resulted in an overvaluation of such debt securities. The Company has agreed to a tolling of the statute of limitations applicable to RTC's potential claims. Based on a review of relevant law and the facts known to the Company, the Company believes it has a substantial defense to a potential claim by RTC and that such potential claim would not have a material adverse effect on the Company's financial position or results of operations.



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                                          June 30, 1995
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
ASSETS                                  Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Current Assets
     Cash and cash equivalents . . . . . $ 36,499            $   5,517           $   25,443          $       --            $ 67,459
     Accounts receivable, net. . . . . .  199,268               12,595                1,081                  --             212,944
     Supplies .. . . . . . . . . . . . .    5,877                  226                  423                  --               6,526
     Other current assets. . . . . . . .    7,211                  780                3,686               3,064              14,741
                                          -------              -------             --------           ---------             -------
          Total Current Assets . . . . .  248,855               19,118               30,633               3,064             301,670
Property and Equipment
     Land. . . . . . . . . . . . . . . .   89,853                7,223                1,014                  --              98,090
     Buildings and improvements. . . . .  385,342               21,188              (10,463)                 --             396,067
     Equipment . . . . . . . . . . . . .   96,567                8,162                3,175                  --             107,904
                                          -------              -------             --------           ---------             -------
                                          571,762               36,573               (6,274)                 --             602,061
     Accumulated depreciation. . . . . .  (79,973)              (3,297)                (155)                 --             (83,425)
     Construction in progress. . . . . .    1,986                  833                   26                  --               2,845
                                          -------              -------             --------           ---------             -------
                                          493,775               34,109               (6,403)                 --             521,481
Assets restricted for settlement
 of unpaid claims. . . . . . . . . . . .       --               73,186               16,740                  --              89,926
Other Long-Term Assets(1). . . . . . . .   95,726               30,966            1,111,787          (1,148,607)             89,872
Reorganization Value in Excess
 of Amounts Allocable to
 Identifiable Assets, net. . . . . . . .       --                   --                2,600                  --               2,600
                                          -------              -------             --------           ---------             -------
                                         $838,356             $157,379           $1,155,357         $(1,145,543)        $ 1,005,549
                                          -------              -------             --------           ---------             -------
                                          -------              -------             --------           ---------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable. . . . . . . . . . $ 46,802             $  6,723           $    9,802         $        --           $  63,327
     Accrued expenses and other
      current liabilities. . . . . . . .   55,597                2,383               79,559               1,332             138,871
     Current maturities of long-
      term debt and capital
      lease obligations. . . . . . . . .    6,546                  124                   --                  --               6,670
                                          -------              -------             --------           ---------             -------
          Total Current
           Liabilities . . . . . . . . .  108,945                9,230               89,361               1,332             208,868
Long-Term Debt and Capital
 Lease Obligations . . . . . . . . . . . (319,991)               3,300              856,278                  --             539,587
Deferred Income Taxes. . . . . . . . . .       --                  722               11,774               5,139              17,635
Reserve for Unpaid Claims. . . . . . . .       --               67,277               43,582               3,064             113,923
Deferred Credits and Other
 Long-Term Liabilities (1) . . . . . . .  322,862               24,168               71,231            (375,856)             42,405
Stockholders' Equity
     Common Stock, par value
      $0.25 per share
          Authorized - 80,000,000
           shares
          Issued and outstanding -
           28,395,255 shares . . . . . .    2,872                  837                7,099              (3,709)              7,099
     Other Stockholders' Equity
          Additional paid-in
           capital . . . . . . . . . . .  712,645               32,521              249,530            (745,166)            249,530
          Retained earnings
           (Accumulated deficit) . . . .   15,704               21,236             (131,946)            (36,940)           (131,946)
          Unearned compensation
           under ESOP. . . . . . . . . .       --                   --              (32,589)                 --             (32,589)
          Warrants outstanding . . . . .       --                   --                   75                  --                  75
          Common shares in
           Treasury. . . . . . . . . . .       --               (3,893)              (4,712)              3,893              (4,712)
          Notes Receivable for
           Shares. . . . . . . . . . . .   (3,889)                  --               (3,889)              3,889              (3,889)
          Cumulative foreign
           currency adjustments. . . . .     (792)               1,981                 (437)             (1,189)               (437)
                                          -------              -------             --------           ---------             -------
                                          726,540               52,682               83,131            (779,222)             83,131
Commitments and Contingencies             -------              -------             --------           ---------             -------
                                         $838,356           $  157,379           $1,155,357         $(1,145,543)         $1,005,549
                                          -------              -------             --------           ---------             -------
                                          -------              -------             --------           ---------             -------

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



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                         September 30, 1994
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
ASSETS                                  Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Current Assets
     Cash and cash equivalents . . . .   $ 71,850            $   8,606            $  49,147          $       --            $129,603
     Accounts receivable, net. . . . .    166,191                2,780                1,324                  --             170,295
     Supplies .. . . . . . . . . . . .      5,713                   75                  309                  --               6,097
     Other current assets. . . . . . .     11,461                  177               19,018             (12,024)             18,632
                                          -------              -------             --------           ---------             -------
          Total Current Assets . . . .    255,215               11,638               69,798             (12,024)            324,627
Property and Equipment
     Land. . . . . . . . . . . . . . .     89,340                6,019                1,014                  --              96,373
     Buildings and improvements. . . .    369,518                5,666              (14,598)                 --             360,586
     Equipment . . . . . . . . . . . .     88,483                1,262                2,299                  --              92,044
                                          -------              -------             --------           ---------             -------
                                          547,341               12,947              (11,285)                 --             549,003
     Accumulated depreciation. . . . .    (55,505)              (1,056)                (406)                 --             (56,967)
     Construction in progress. . . . .      2,143                  166                   --                   -               2,309
                                          -------              -------             --------           ---------             -------
                                          493,979               12,057              (11,691)                  -             494,345
Assets restricted for settlement
 of unpaid claims. . . . . . . . . . .         --               61,475               13,057                  --              74,532
Other Long-Term Assets(1). . . . . . .     52,438               14,385              988,259          (1,013,107)             41,975
Reorganization Value in Excess
 of Amounts Allocable to
 Identifiable Assets, net. . . . . . .         --                   --               26,001                  --              26,001
                                          -------              -------            ---------           ---------             -------
                                         $801,632              $99,555           $1,085,424         $(1,025,131)           $961,480
                                          -------              -------            ---------           ---------             -------
                                          -------              -------            ---------           ---------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable. . . . . . . . .   $ 43,476             $  1,107           $    6,162         $        --            $ 50,745
     Accrued expenses and other
      current liabilities. . . . . . .     63,742                1,684               96,224                  --             161,650
     Current maturities of long-
      term debt and capital
      lease obligations. . . . . . . .      2,537                  116                   --                  --               2,653
                                          -------              -------             --------           ---------             -------
          Total Current
           Liabilities . . . . . . . .    109,755                2,907              102,386                  --             215,048
Long-Term Debt and Capital
 Lease Obligations . . . . . . . . . .   (258,010)               1,497              789,989                  --             533,476
Deferred Income Taxes. . . . . . . . .         --                  647               11,733                  --              12,380
Reserve for Unpaid Claims. . . . . . .         --               54,759               57,515             (12,024)            100,250
Deferred Credits and Other
 Long-Term Liabilities (1) . . . . . .    349,146                  669               67,580            (373,290)             44,105
Stockholders' Equity
     Common Stock, par value
      $0.25 per share
          Authorized - 80,000,000
           shares
          Issued and outstanding -
           26,899,471 shares . . . . .      2,866                  587                6,725              (3,453)              6,725
     Other Stockholders' Equity
          Additional paid-in
           capital . . . . . . . . . .    707,744               30,455              244,339            (738,199)            244,339
          Retained earnings
           (Accumulated deficit) . . .   (109,093)               7,734             (119,042)            101,359            (119,042)
          Unearned compensation
           under ESOP. . . . . . . . .         --                   --              (73,527)                 --             (73,527)
          Warrants outstanding . . . .         --                   --                  180                  --                 180
          Cumulative foreign
           currency adjustments. . . .       (776)                 300               (2,454)                476              (2,454)
                                          -------               ------            ---------          ----------            --------
                                          600,741               39,076               56,221            (639,817)             56,221
Commitments and Contingencies             -------               ------            ---------          ----------            --------
                                         $801,632              $99,555           $1,085,424         $(1,025,131)           $961,480
                                          -------              -------            ---------           ---------             -------
                                          -------              -------            ---------           ---------             -------
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



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                            For the Quarter ended June 30, 1995
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . .        $273,854             $33,657             $    3,592       $  (6,358)         $   304,745
Costs and expenses
     Salaries, supplies and
      other operating expenses.. . . .       192,826              33,256                  5,898          (6,211)            225,769
     Bad debt expense. . . . . . . . .        24,868               1,262                     --              --              26,130
     Depreciation and
      amortization . . . . . . . . . .         8,229               1,140                    707            (147)              9,929
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                  7,800              --               7,800
     Interest, net . . . . . . . . . .        (7,946)               (115)                21,850              --              13,789
     ESOP expense. . . . . . . . . . .        13,324                  --                    841              --              14,165
     Stock option
      expense (credit) . . . . . . . .            --                  --                   (841)             --                (841)
                                             -------              ------                 ------           -----             ------
                                             231,301              35,543                 36,255          (6,358)            296,741
                                             -------              ------                 ------           -----             -------
Income (loss) before income taxes
 and equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .        42,553              (1,886)               (32,663)             --               8,004
Provision for (benefit from)
 income taxes. . . . . . . . . . . . .          (136)                 --                     --           6,458               6,322
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries. . . . . . . . . . . . .        42,689              (1,886)               (32,663)         (6,458)              1,682
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .           997                  --                 34,345         (35,342)                 --
                                             -------              ------                 ------           -----             -------
Net income (loss). . . . . . . . . . .      $ 43,686             $(1,886)              $  1,682        $(41,800)           $  1,682
                                             -------              ------                 ------           -----             -------
                                             -------              ------                 ------           -----             -------


                                                                            For the Quarter ended June 30, 1994
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . . .      $219,116              $5,754                $    22       $  (4,035)           $220,857
Costs and expenses
     Salaries, supplies and
      other operating expenses.. . . .       146,956               5,005                 10,272          (4,034)            158,199
     Bad debt expense. . . . . . . . .        16,543                  (4)                    (5)             --              16,534
     Depreciation and
      amortization . . . . . . . . . .         6,803                (124)                   113              --               6,792
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                  7,800              --               7,800
     Interest, net . . . . . . . . . .        (5,467)                (52)                15,792               6              10,279
     ESOP expense. . . . . . . . . . .        11,255                  --                  1,044              --              12,299
     Stock option
      expense  . . . . . . . . . . . .            --                  --                     85              --                  85
                                             -------              ------                 ------           -----             -------
                                             176,090               4,825                 35,101          (4,028)            211,988
Income (loss) before income taxes,
 equity in earnings (loss) of
 subsidiaries and extraordinary
 item. . . . . . . . . . . . . . . . .        43,026                 929                (35,079)             (7)              8,869
Provision for income taxes . . . . . .            --                  --                     --           6,759               6,759
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries and
 extraordinary item. . . . . . . . . .        43,026                 929                (35,079)             (7)              8,869
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .           570                   -                 44,532         (45,102)                 --
                                             -------              ------                 ------          ------             -------
Income (loss) before extraordinary
 item. . . . . . . . . . . . . . . . .        43,596                 929                  9,453         (51,868)              2,110
Extraordinary gain (loss)
 on early discharge of debt. . . . . .        (1,067)                 --                (19,959)          8,410             (12,616)
                                             -------              ------                 ------          ------             -------
Net income (loss). . . . . . . . . . .      $ 42,529              $  929               $(10,506)       $(43,458)          $(10,506)
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


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


NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                        For the Nine Months ended June 30, 1995
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . . .      $827,011             $58,523               $    (88)     $  (17,043)           $868,403
Costs and expenses
     Salaries, supplies and
      other operating expenses.. . . .       589,771              57,412                 16,424         (16,672)            646,935
     Bad debt expense. . . . . . . . .        71,664               1,439                 (2,011)             --              71,092
     Depreciation and
      amortization . . . . . . . . . .        26,352               1,862                    503            (370)             28,347
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                 23,400              --              23,400
     Interest, net . . . . . . . . . .       (23,746)                (77)                65,013              --              41,190
     ESOP expense. . . . . . . . . . .        40,293                  --                    650              (5)             40,938
     Unusual items . . . . . . . . . .            --                  --                 26,840              --              26,840
     Stock option
      expense (credit) . . . . . . . .            --                  --                 (4,158)             --              (4,158)
                                             -------              ------                 ------          ------             -------
                                             704,334              60,636                126,661         (17,047)            874,584
                                             -------              ------                 ------          ------             -------
Income (loss) before income taxes
 and equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .       122,677              (2,113)              (126,749)              4              (6,181)
Provision for income taxes . . . . . .           418                  --                     --           6,470               6,888
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries. . . . . . . . . . . . .       122,259              (2,113)              (126,749)         (6,466)            (13,069)
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .         2,252                  --                113,680        (115,932)                 --
                                             -------              ------                 ------          ------             -------
Net income (loss). . . . . . . . . . .      $124,511            $ (2,113)              $(13,069)      $(122,398)           $(13,069)
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by (used in)
 operating activities. . . . . . . . .       $61,387             $17,483               $(39,672)        $    --             $39,198
                                             -------              ------                 ------          ------             -------
Cash Flows from Investing Activities:
     Capital expenditures. . . . . . .        (8,992)             (2,052)                (1,033)             --             (12,077)
     Proceeds from sale of assets. . .            --                  --                  5,879              --               5,879
     Acquisitions of businesses  . . .       (57,783)             (3,690)                    --              --             (61,473)
     Increase in assets
      restricted for settlement
      of unpaid claims . . . . . . . .            --             (11,711)                (3,683)             --             (15,394)
                                             -------              ------                 ------          ------             -------
Cash provided by (used in)
     investing activities. . . . . . .       (66,775)            (17,453)                 1,163              --             (83,065)
                                             -------              ------                 ------          ------             -------
Cash Flows from Financing Activities:
     Proceeds from issuance
      of debt. . . . . . . . . . . . .        28,009                  --                     --              --              28,009
     Payments on debt and capital
      obligations. . . . . . . . . . .       (57,972)                864                 15,017              --             (42,091)
     Treasury Stock transactions . . .            --              (3,983)                  (729)             --              (4,712)
     Proceeds from exercise of
      stock option and warrants. . . .            --                  --                    517              --                 517
                                             -------              ------                 ------          ------             -------
Cash provided by (used in)
 financing activities. . . . . . . . .       (29,963)             (3,119)                14,805              --             (18,277)
                                             -------              ------                 ------          ------             -------
Net increase (decrease) in cash
 and cash equivalents. . . . . . . . .       (35,351)             (3,089)               (23,704)             --             (62,144)
Cash and cash equivalents at
 beginning of period . . . . . . . . .        71,850               8,606                 49,147              --             129,603
                                             -------              ------                 ------          ------             -------
Cash and cash equivalents at
 end of period . . . . . . . . . . . .      $ 36,499            $  5,517               $ 25,443         $    --            $ 67,459
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


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



NOTE H - GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                            CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (In thousands, except shares and per share amounts)

                                                                        For the Nine Months ended June 30, 1994
                                        -------------------------------------------------------------------------------------------

                                                                                Charter Medical
                                                                                  Corporation       Consolidated
                                         Guarantor          Nonguarantor            (Parent         Elimination         Consolidated
                                        Subsidiaries        Subsidiaries          Corporation)        Entries                Total
                                        ------------        ------------        ---------------     ------------        ------------
Net revenue. . . . . . . . . . . . . .      $635,004             $16,435                $ 2,443       $ (11,508)           $642,284
Costs and expenses
     Salaries, supplies and
      other operating expenses.. . . .       437,770              13,713                 23,813         (11,508)            463,788
     Bad debt expense. . . . . . . . .        49,102                 (48)                  (232)             --              48,822
     Depreciation and
      amortization . . . . . . . . . .        19,571                 330                    470              --              20,371
     Amortization of
      reorganization value in
      excess of amounts allocable
      to identifiable assets . . . . .            --                  --                 23,400              --              23,400
     Interest, net . . . . . . . . . .       (13,777)                (41)                40,882              --              27,064
     ESOP expense. . . . . . . . . . .        33,661                  --                  3,134             103              36,898
     Stock option
      expense. . . . . . . . . . . . .            --                  --                  6,936              --               6,936
                                             -------              ------                 ------          ------             -------
                                             526,327              13,954                 98,403         (11,405)            627,279
                                             -------              ------                 ------          ------             -------
Income (loss) before income taxes,
 equity in earnings (loss)
 of subsidiaries and
 extraordinary item. . . . . . . . . .       108,677               2,391                (95,960)           (103)             15,005
Provision for income taxes . . . . . .            --                  --                     --          15,638              15,638
                                             -------              ------                 ------           -----             -------
Income (loss) before equity in
 earnings (loss) of
 subsidiaries and
 extraordinary item. . . . . . . . . .       108,677               2,391                 (9,560)        (15,741)               (633)
Equity in earnings (loss)
 of subsidiaries . . . . . . . . . . .         1,605                  --                102,670        (104,275)                 --
                                             -------              ------                 ------          ------             -------
Income (loss) before
 extraordinary item. . . . . . . . . .       110,282               2,391                  6,710        (120,016)               (633)
Extraordinary gain (loss) on
 early discharge of debt . . . . . . .        (1,067)                 --                (19,959)          8,410             (12,616)
                                             -------              ------                 ------          ------             -------
Net income (loss). . . . . . . . . . .      $109,215            $  2,391               $(13,249)      $(111,606)           $(13,249)
                                             -------              ------                 ------          ------             -------
                                             -------              ------                 ------          ------             -------


                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by (used in)
 operating activities. . . . . . . . .      $140,930              $  798               $(76,314)      $      --             $65,414
Cash Flows from Investing Activities:
     Capital expenditures. . . . . . .       (11,732)             (1,194)                   (50)             --             (12,976)
     Proceeds from sale of assets. . .         7,857                  --                  5,000              --              12,587
     Acquisitions of businesses  . . .      (129,816)                 --                     --              --            (129,816)
     Decrease in assets
      restricted for settlement
      of unpaid claims . . . . . . . .            --               2,024                  6,770              --               8,794
                                             -------              ------                 ------         -------             -------
Cash provided by (used in)
     investing activities. . . . . . .      (133,691)                830                 11,720              --            (121,141)
Cash Flows from Financing Activities:
     Decrease in cash
      collateral account . . . . . . .            --                  --                  5,426              --               5,426
     Proceeds from issuance
      of debt. . . . . . . . . . . . .        25,862                  --                355,936              --             381,798
     Payments on debt and capital
      obligations. . . . . . . . . . .       (18,716)                (58)              (291,690)             --            (310,464)
     Other financing activities. . . .            --                  --                 (3,488)             --              (3,488)
                                             -------              ------                 ------         -------             -------
Cash provided by (used in)
 financing activities. . . . . . . . .         7,146                 (58)                66,184              --              73,272
                                             -------              ------                 ------         -------             -------
Net increase (decrease) in cash
 and cash equivalents. . . . . . . . .        14,385               1,570                  1,590              --              17,545
Cash and cash equivalents at
 beginning of period . . . . . . . . .        45,147               2,756                 38,099              --              86,002
                                             -------              ------                 ------         -------             -------
Cash and cash equivalents at
 end of period . . . . . . . . . . . .      $ 59,532             $ 4,326               $ 39,689        $     --            $103,547
                                             -------              ------                 ------         -------             -------
                                             -------              ------                 ------         -------             -------


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES
                                  June 30, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Acquisitions

     The Company purchased substantially all of the assets of 29 psychiatric hospitals, eight chemical dependency treatment facilities, two residential treatment centers and one physician outpatient practice, including related outpatient facilities and other associated assets from National Medical Enterprises, Inc. (the "Acquired Hospitals"). The acquisition occurred in three phases with the purchase of 27, three and ten of the Acquired Hospitals on June 30, October 31, and November 30, 1994, respectively. The Company accounted for the acquisition using the purchase method of accounting. The Company's Consolidated Statement of Operations for the nine months ended June 30, 1995 includes results of operations of 27 of the Acquired Hospitals for the nine months, results of operations of three of the Acquired Hospitals (sold in December 1994) for two months and results of operations of ten of the Acquired Hospitals for seven months.

     In January 1995, the Company issued 1,409,978 common shares in exchange for all the outstanding common and preferred stock of Magellan Health Services, Inc. ("Magellan"). Magellan owns National Mentor, Inc., which provides specialized health services in mentor homes. The acquisition was accounted for as a pooling of interests, effective January 1, 1995.

     In February 1995, the Company acquired Westwood Pembroke Health System which includes two psychiatric hospitals and a professional group practice. The Company accounted for the acquisition using the purchase method of accounting.

     In June 1995, the Company purchased substantially all of the assets of Cypress Hospital from Louisiana Psychiatric Company, Inc., a subsidiary of Columbia. The Company accounted for the acquisition using the purchase method of accounting.

Joint Ventures

     The Company entered into joint ventures with Columbia in the Raleigh, North Carolina and Albuquerque, New Mexico markets. Effective May 31, 1995, Charter Behavioral Health System of New Mexico, a subsidiary of the Company, and New Mexico Psychiatric Company, a subsidiary of Columbia, formed Charter Heights Behavioral Health System ("Heights"). The Company leased and contributed certain assets of its Albuquerque Hospital to Heights in exchange for a 67% interest and Columbia leased and contributed certain assets of its Columbia Heights Hospital to Heights in exchange for a 33% interest. Heights' assets, liabilities and operations are included in the Company's financial statements less minority interest.

     Effective June 30, 1995, Charter Northridge Behavioral Health System, a subsidiary of the Company, and Wake Psychiatric Hospital, a subsidiary of Columbia, formed the Holly Hill/Charter Behavioral Health System ("Holly Hill"). The Company leased and contributed certain assets of its Northridge Hospital to Holly Hill in exchange for a 50% interest and Columbia leased and contributed certain assets of its Holly Hill Hospital to Holly Hill in exchange for the remaining 50% interest. The Company accounts for its investment in Holly Hill under the equity method.

Results of Operations

     Selected statistics (from the date of acquisition for acquired facilities) for the 108 psychiatric hospitals in operation at June 30, 1995, by quarter for fiscal 1994 and fiscal 1995 follows:


                                     FISCAL        FISCAL         %
                                      1994          1995        CHANGE
                                     ------        ------       ------
Licensed beds at:
  December 31  . . . . . . . .        6,696         9,129         36%
  March 31 . . . . . . . . . .        6,681         9,344         40
  June 30. . . . . . . . . . .        6,681         9,446         41
  September 30 . . . . . . . .        8,551

Net revenue (in thousands):
  Quarter:
      First. . . . . . . . . .     $194,623      $237,541         22%
      Second . . . . . . . . .      195,688       261,609         34
      Third. . . . . . . . . .      204,088       270,275         32
      Fourth . . . . . . . . .      240,949
                                    -------
  Year . . . . . . . . . . . .     $835,348
                                    -------
                                    -------
Patient days:
  Quarter:
      First. . . . . . . . . .      315,917       401,938         27%
      Second . . . . . . . . .      324,881       450,047         39
      Third. . . . . . . . . .      327,362       453,784         39
      Fourth . . . . . . . . .      393,508
                                    -------
  Year . . . . . . . . . . . .    1,361,668
                                    -------
                                    -------

Equivalent patient days:
  Quarter:
      First. . . . . . . . . .      344,282       448,043         30%
      Second . . . . . . . . .      357,380       501,036         40
      Third. . . . . . . . . .      364,014       505,557         39
      Fourth . . . . . . . . .      437,398
                                  ---------
  Year . . . . . . . . . . . .    1,503,074
                                  ---------
                                  ---------

Net revenue per equivalent patient day:
  Quarter:
      First. . . . . . . . . .         $565          $530         (6)%
      Second . . . . . . . . .          548           522         (5)
      Third. . . . . . . . . .          561           535         (5)
      Fourth . . . . . . . . .          551
  Year . . . . . . . . . . . .          556

Admissions:
  Quarter:
      First. . . . . . . . . .       21,310        29,321         38%
      Second . . . . . . . . .       24,431        33,892         39
      Third. . . . . . . . . .       24,573        33,381         36
      Fourth . . . . . . . . .       29,908
                                     ------
  Year . . . . . . . . . . . .      100,222
                                     ------
                                     ------

                                     FISCAL        FISCAL         %
                                      1994          1995        CHANGE
                                     ------        ------       ------

Average length of stay:
  Quarter:
      First. . . . . . . . . .       14.7          13.5         (8)%
      Second . . . . . . . . .       13.5          12.7         (6)
      Third. . . . . . . . . .       13.2          12.9         (2)
      Fourth . . . . . . . . .       13.5
  Year . . . . . . . . . . . .       13.7

  Selected statistics for the same store psychiatric hospitals in operations during the quarters and nine months ended June 30, 1994 and 1995.


                                            QUARTER ENDED
                                            -------------
                                    JUNE 30       JUNE 30           %
                                      1994          1995          CHANGE
                                     ------        ------         ------

*Number of psychiatric
 hospitals . . . . . . . . . .           73            72         (1)
Average licensed beds. . . . .        6,681         6,568         (2)
Net revenue (in thousands) . .     $204,088      $192,644         (6)
Patient days . . . . . . . . .      327,362       313,304         (4)
Equivalent patient days. . . .      364,014       349,034         (4)
Net revenue per equivalent
 patient day . . . . . . . . .         $561          $552         (2)
Admissions . . . . . . . . . .       24,573        25,202          3
Average length of stay . . . .         13.2          12.2         (8)




                                        NINE MONTHS ENDED
                                       ------------------
                                    JUNE 30       JUNE 30           %
                                      1994          1995          CHANGE
                                     ------        ------         ------

*Number of psychiatric
 hospitals . . . . . . . . . .           73            72         (1)
Average licensed beds. . . . .        6,688         6,588         (2)
Net revenue (in thousands) . .     $594,399      $570,058         (4)
Patient days . . . . . . . . .      968,160       934,987         (3)
Equivalent patient days. . . .    1,065,676     1,041,936         (2)
Net revenue per equivalent
 patient day . . . . . . . . .         $558          $547         (2)
Admissions . . . . . . . . . .       70,314        75,054          7
Average length of stay . . . .         13.8          12.2         (12)

*The change in number of psych hospitals from 1994 to 1995 is due to the merger of two facilities.

      Patient days at the Company's hospitals increased 39% and 35% for the quarter and nine months ended June 30, 1995, respectively, as compared to the same periods of fiscal 1994. These increases resulted primarily from patient days attributable to the Acquired Hospitals. Patient days at the same store hospitals decreased 4% and 3% for the quarter and nine months ended June 30, 1995 as compared to the same periods of fiscal 1994. These decreases resulted primarily from declines in the average length of stay of 8% and 12% in the third quarter and first nine months of fiscal 1995, respectively, as compared to the prior year periods. Total admissions increased 36% and 37% for the quarter and nine months ended June 30, 1995, respectively, as compared to the prior year periods. These increases resulted primarily from admissions attributable to the Acquired Hospitals. On a same store hospital basis, admissions increased by 3% and 7% for the quarter and nine months ended June 30, 1995 as compared to the prior year periods.

      The Company's net revenue for the quarter and nine months ended June 30, 1995 increased 38% and 35%, respectively, as compared to the same periods in fiscal 1994. The increases resulted primarily from acquisitions. Net revenue for the quarter and nine months ended June 30, 1995 includes $1.4 million less and $1.3 million more, respectively, than the same periods of the prior fiscal year for the normal settlement of reimbursement issues and disproportionate share payments. Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in the quarter and nine months ended June 30, 1995 by 5%, as compared to the same periods in the prior year. The decreases were primarily due to lower net revenue per equivalent patient day for the Acquired Hospitals compared to the Company's other hospitals and from a continued shift in payor mix toward lower reimbursement programs such as Medicare and Medicaid. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. The Company believes that, at the same time, revenue from Blue Cross and commercial insurance payors has declined because of a shift by purchasers of health coverage to HMOs, PPOs, and other managed care plans that generally authorize shorter lengths of stay than traditional insurance plans.

      The Company's salaries, supplies and other operation expenses increased 43% and 39% in the third quarter and first nine months of fiscal 1995 compared to fiscal 1994. These increases were primarily due to expenses incurred by the Acquired Hospitals.

      The Company's bad debt expense increased 58% and 46% in the quarter and nine months ended June 30, 1995 as compared to the same periods in fiscal 1994. These increases were primarily due to bad debt expenses at the Acquired Hospitals. Bad debt expense as a percent of net revenue increased to 8.6% in the third quarter of fiscal 1995 from 7.5% in the third quarter of fiscal 1994. For the nine month periods, bad debt expense as a percent of net revenue increased to 8.2% in the first nine months of fiscal 1995 from 7.6% in fiscal 1994. The Company anticipates future increases in bad debt expenses due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients, which will result in the Company not collecting full charges on an increasing number of patients.

      Depreciation and amortization increased 46% in the third quarter of fiscal 1995 and 39% in the first nine months of fiscal 1995 as compared to the same periods in fiscal 1994. The increases resulted primarily from depreciation related to the Acquired Hospitals and other acquisitions and the amortization of the related covenants not to compete and goodwill.

      Reorganization value in excess of amounts allocable to identifiable assets is being amortized over the three-year period ending July 1995.

      Net interest expense for the third quarter and first nine months of fiscal 1995 increased 34% and 52%, respectively, from the previous fiscal year due to the issuance of the 11.25% Senior Subordinated Notes (the "Notes") in May 1994 and to borrowings under the Revolving Credit Agreement used for acquisitions.

      ESOP expense for the third quarter and first nine months of fiscal 1995 increased 15% and 11%, respectively, from the earlier periods. Unless the Company decides to continue the ESOP, the expense will be less in fiscal 1996 than fiscal 1995.

      Stock option expense for the third quarter and first nine months of fiscal 1995 decreased from the previous year due to fluctuations in the market price of the Company's common stock.

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

      During the quarter ended June 30, 1994, the Company recorded an extraordinary loss of approximately $12.6 million (net of income tax benefit of approximately $8.4 million) related to the defeasance of the Company's 7.5% Senior Subordinated Debentures due 2003 and the pay-off of certain subsidiary mortgages. The extraordinary loss included the difference between the redemption price and the carrying value of the debentures and prepayment penalties related to such subsidiary mortgages.

      Management continually assesses events and changes in circumstances that could effect its business strategy and the viability of its operating facilities. During the quarter ended June 30, 1995, the Company closed four of its psychiatric hospitals. During July 1995, the Company closed two additional psychiatric hospitals. Management may elect to consolidate services in selected markets and close or sell additional facilities in future periods depending on market conditions and evolving business strategies.

Liquidity and Sources of Capital

      During the first nine months of fiscal 1995, the Company incurred approximately $73.6 million in capital expenditures, including $12.1 for routine capital replacement and $61.5 million for acquisitions. The capital outlays were financed from borrowings under the Revolving Credit Agreement, proceeds from the issuance of the Notes and from cash provided by operations. The Company anticipates that capital expenditures for fiscal 1995 relating to existing hospitals will be approximately $20 million and will be financed from cash provided by operations.

      The number of days gross patient revenue in gross patients accounts receivable was 62 days at June 30, 1995 and September 30, 1994.

                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

      (a)    Exhibits

      (3a)   Bylaws of the Company, as amended, effective May 19, 1995


      27     Financial Data Schedule



(b)   Report on Form 8-K

             There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1995.

                                    FORM 10-Q

                  CHARTER MEDICAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHARTER MEDICAL CORPORATION
                                        ---------------------------
                                               (Registrant)



Date:   August 11, 1995                 /s/ Lawrence W. Drinkard
-----------------------                 ---------------------------
                                        Lawrence W. Drinkard
                                        Executive Vice President - Finance
                                        (Chief Financial Officer)



Date:   August 11, 1995                 /s/ John R. Day
-----------------------                 --------------------------------
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


                                        CHARTER MEDICAL CORPORATION
                                        ----------------------------------
                                               (Registrant)



Date:-------------------------          ----------------------------------
                                        Lawrence W. Drinkard
                                        Executive Vice President - Finance
                                        (Chief Financial Officer)



Date: -------------------------         ----------------------------------
                                        John R. Day
                                        Vice President and Controller
                                        (Principal Accounting Officer)