Form 10-K
period 1995-09-30
CHARTER MEDICAL CORP
filed 1995-12-28
CIK 19411

-----------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                           ---------------------------


                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to

                                Commission File No. 1-6639

                                MAGELLAN HEALTH SERVICES, INC.
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

                              ---------------------------


Securities registered pursuant to Section 12(b)
of the Act:                                               Name of each exchange
                                                          on which registered
      Title of each class

Common Stock ($0.25 par value)                          American Stock Exchange
11 1/4% Series A Senior Subordinated Notes due 2004     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                                ---------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any mendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 30, 1995 was approximately $510 million.

Indicate by check mark whether the Registrant has filed all documents and eports required to be filed by Section 12, 13 or 15(d) of the Securities xchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X    No

The number of shares of the Registrant's Common Stock outstanding as of November 30, 1995 was 28,415,081.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the annual meeting of stockholders (which Proxy Statement will be filed with the Securities and Exchange Commission on or before January 29, 1996) are incorporated by reference in Part III hereof.
------------------------------------------------------------------------------
PAGE>

                                             ADDITIONAL REGISTRANTS(1)

                              State or                        Address including zip code,
    Exact name of            jurisdiction  I.R.S. Employer   including area code,
registrant as specified    of incorporation   Identification    of registrant's principal
   in its charter          or organization       Number       executive offices
--------------------        --------------   --------------   -----------------------


Beltway Community          Texas            58-1324281         3414 Peachtree Rd., N.E.
 Hospital, Inc.                                                Suite 1400
                                                               Atlanta, GA  30326
                                                               (404) 841-9200

C.A.C.O. Services, Inc.    Ohio             58-1751511         3414 Peachtree Rd., N.E.
                                                               Suite 1400
                                                               Atlanta, GA   30326
                                                               (404) 841-9200

CCM, Inc.                  Nevada           58-1662418         3414 Peachtree Rd., N.E.
                                                               Suite 1400
                                                               Atlanta, GA   30326
                                                               (404) 841-9200

CMCI, Inc.                 Nevada           88-0224620         1061 East Flamingo Road
                                                               Suite One
                                                               Las Vegas, NV   89119
                                                               (702) 737-0282

CMFC, Inc.                 Nevada           88-0215629         1061 East Flamingo Road
                                                               Suite One
                                                               Las Vegas, NV   89119
                                                               (702) 737-0282

CMSF, Inc.                 Florida          58-1324269         3550 Colonial Boulevard
                                                               Fort Myers, FL 33912
                                                               (813) 939-0403

CPS Associates, Inc.       Virginia         58-1761039         3414 Peachtree Rd., N.E.
                                                               Suite 1400
                                                               Atlanta, GA  30326
                                                               (404) 841-9200

Charter Alvarado           California       58-1394959         7050 Parkway Drive
 Behavioral Health                                             La Mesa, CA  91942-2352
 System, Inc.                                                  619) 465-4411

Charter Appalachian Hall   North Carolina   58-2097827         60 Caledonia Road
 Behavioral Health                                             Asheville, NC   28803
 System, Inc.                                                  (704) 253-3681

Charter Arbor Indy         Indiana          35-1916340         11075 N. Pennsylvania
 Behavioral Health                                             Indianapolis, IN 46280
 System, Inc.                                                  (317) 575-1000

Charter Augusta            Georgia          58-1615676         3100 Perimeter Parkway
 Behavioral Health                                             P.O. Box 14939
 System, Inc.                                                  Augusta, GA 30909
                                                               (404) 868-6625






                                             ADDITIONAL REGISTRANTS(1)

                                                                            Address including zip code,
                                 State or other                           and telephone number
    Exact name of               jurisdiction of      I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization          Number              executive offices
--------------------             --------------       --------------     -----------------------


Charter Bay Harbor Behavioral   Florida               58-1640244          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                      Suite 1400
                                                                          Atlanta, Georgia  30326
                                                                          (404) 841-9200

Charter Beacon Behavioral       Indiana               58-1524996          1720 Beacon Street
 Health System, Inc.                                                      Fort Wayne, IN  46805
                                                                          (219) 423-3651

Charter Behavioral Health       New Jersey            58-2097832          19 Prospect Street
 System at Fair Oaks, Inc.                                                Summit, NJ   07901
                                                                          (908) 277-9102

Charter Behavioral Health       Maryland              52-1866212          522 Thomas Run Road
 System at Hidden Brook, Inc.                                             Bel Air, MD    21014
                                                                          (410) 879-1919

Charter Behavioral Health       California            33-0606642          3340 Los Coyotes Diagonal
 System at Los Altos, Inc.                                                Long Beach, CA 90808
                                                                          (310) 421-9311

Charter Behavioral Health       Florida               65-0519663          1324 37th Avenue, East
 System at Manatee Adolescent                                             Bradenton, FL  4208
 Treatment Services, Inc.                                                 (813) 746-1388

Charter Behavioral Health       Maryland              52-1866221          14901 Broschart Road
 System at Potomac Ridge, Inc.                                            Rockville, MD  20850
                                                                          (301) 251-4500

Charter Behavioral Health       Georgia               58-1513304          240 Mitchell Bridge Road
 System of Athens, Inc.                                                   Athens, GA 30606
                                                                          (404) 546-7277

Charter Behavioral Health       Texas                 58-1440665          8402 Cross Park Drive
 System of Austin, Inc.                                                   Austin, TX  78754
                                                                          (512) 837-1800

Charter Behavioral Health       Texas                 76-0430571          3414 Peachtree Rd., N.E.
 System of Baywood, Inc.                                                  Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       Florida               58-1527678          4480 51st Street, West
 System of Bradenton, Inc.                                                Bradenton, FL  34210
                                                                          (813) 746-1388

Charter Behavioral Health       Georgia               58-1408670          3500 Riverside Drive
 System of Central Georgia, Inc.                                          Macon, GA  31210
                                                                          (912) 474-6200

Charter Behavorial Health       Virginia              54-1765921          1500 Westbrook Avenue
 System of Central Virginia, Inc.                                         Richmond, VA 23227
                                                                          (804) 266-9671





                                             ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                               State or other                              and telephone number
    Exact name of              jurisdiction of      I.R.S. Employer        including area code,
registrant as specified         incorporation         Identification      of registrant's principal
   in its charter              or organization           Number               executive offices
--------------------            --------------        --------------     -----------------------



Charter Behavioral Health       South Carolina        58-1761157          2777 Speissegger Drive
 System of Charleston, Inc.                                               Charleston, SC  29405-8299
                                                                          (803) 747-5830

Charter Behavioral Health       Virginia              58-1616917          2101 Arlington Boulevard
 System of Charlottesville, Inc.                                          Charlottesville, VA  22903-1593
                                                                          (804) 977-1120

Charter Behavioral Health       Illinois              58-1315760          4700 North Clarendon Avenue
 System of Chicago, Inc.                                                  Chicago, IL   60640
                                                                          (312) 728-7100

Charter Behavioral Health       California            58-1473063          3414 Peachtree Rd., N.E.
 System of Chula Vista, Inc.                                              Suite 1400
                                                                          Atlanta, GA   30326
                                                                          (404) 841-9200

Charter Behavioral Health       Missouri              61-1009977          200 Portland Street
 System of Columbia, Inc.                                                 Columbia, MO   65201
                                                                          (314) 876-8000

Charter Behavioral Health       Texas                 58-1513305          3126 Rodd Field Road
 System of Corpus Christi, Inc.                                           Corpus Christi, TX   78414
                                                                          (512) 993-8893

Charter Behavioral Health       Texas                 58-1513306          6800 Preston Road
 System of Dallas, Inc.                                                   Plano, TX 75024
                                                                          (214) 964-3939

Charter Behavioral Health       Maryland              52-1866214          3680 Warwick Road, Route 1
 System of Delmarva, Inc.                                                 East New Market, MD  21631
                                                                          (410) 943-8108

Charter Behavioral Health       Indiana               35-1916338          7200 East Indiana
 System of Evansville, Inc.                                               Evansville, IN  47715
                                                                          (812) 476-7200

Charter Behavioral Health       Texas                 58-1643151          3414 Peachtree Rd., N.E.
 System of Fort Worth, Inc.                                               Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       Mississippi           58-1616919          3531 Lakeland Drive
 System of Jackson, Inc.                                                  Jackson, MS 39208
                                                                          (601) 939-9030

Charter Behavioral Health       Florida               58-1483015          3947 Salisbury Road
 System of Jacksonville, Inc.                                             Jacksonville, FL  32216
                                                                          (904) 296-2447

Charter Behavioral Health       Indiana               35-1916342          2700 River City Park Drive
 System of Jefferson, Inc.                                                Jeffersonville, IN  47130
                                                                          (812) 284-3400





                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of        I.R.S. Employer      including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization            Number            executive offices
--------------------            --------------         --------------     ------------------------



Charter Behavioral Health       Kansas                58-1603154          8000 West 127th Street
 System of Kansas City, Inc.                                              Overland Park, KS  66213
                                                                          (913) 897-4999

Charter Behavioral Health       Louisiana             72-0686492          302 Dulles Drive
 System of Lafayette, Inc.                                                Lafayette, LA  70506
                                                                          (318) 233-9024

Charter Behavioral Health       Louisiana             62-1152811          4250 Fifth Avenue, South
 System of Lake Charles, Inc.                                             Lake Charles, LA  70605
                                                                          (318) 474-6133

Charter Behavioral Health       Indiana               35-1916343          3714 S. Franklin Street
 System of Michigan City, Inc.                                            Michigan City, IN  46360
                                                                          (219) 872-0531

Charter Behavioral Health       Alabama               58-1569921          3414 Peachtree Rd., N.E.
 System of Mobile, Inc.                                                   Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       New Hampshire         02-0470752          29 Northwest Boulevard
 System of Nashua, Inc.                                                   Nashua, NH  03063
                                                                          (603) 886-5000

Charter Behavioral Health       Nevada                58-1321317          7000 West Spring Mountain Rd.
 System of Nevada, Inc.                                                   Las Vegas, NV  89117
                                                                          (702) 876-4357

Charter Behavioral Health       New Mexico            58-1479480          5901 Zuni Road, SE
 System of New Mexico, Inc.                                               Albuquerque, NM  87108
                                                                          (505) 265-8800

Charter Behavioral Health       California            58-1857277          101 Cirby Hills Drive
 System of Northern California,                                           Roseville, CA  95678
 Inc.                                                                     (916) 969-4666

Charter Behavioral Health       Arkansas              58-1449455          4253 Crossover Road
 System of Northwest Arkansas,                                            Fayetteville, AR  72703
 Inc.                                                                     (501) 521-5731

Charter Behavioral Health       Indiana               58-1603160          101 West 61st Avenue
 System of Northwest Indiana,                                             State Road 51
 Inc.                                                                     Hobart, IN  46342
                                                                          (219) 947-4464

Charter Behavioral Health       Kentucky              61-1006115          435 Berger Road
 System of Paducah, Inc.                                                  Paducah, KY  42002-7609
                                                                          (502) 444-0444

Charter Behavioral Health       Georgia               66-0523678          Caso Bldg., Suite 1504
 of Puerto Rico, Inc.                                                     1225 Ponce de Leon Avenue
                                                                          Santurce, PR 00907





                                             ADDITIONAL REGISTRANTS(1)

                                                                                Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of     I.R.S. Employer         including area code,
registrant as specified          incorporation        Identification        of registrant's principal
   in its charter               or organization          Number               executive offices
--------------------             --------------      --------------        ------------------------



Charter Behavioral Health       California           58-1747020           455 Silicon Valley Boulevard
 System of San Jose, Inc.                                                 San Jose, CA  95138
                                                                          (408) 224-2020

Charter Behavioral Health       Georgia              58-1750583           1150 Cornell Avenue
 System of Savannah, Inc.                                                 Savannah, GA  31406
                                                                          (912) 354-3911

Charter Behavioral Health       Florida              58-1616916           4004 North Riverside Drive
 System of Tampa Bay, Inc.                                                Tampa, FL  33603
                                                                          (813) 238-8671

Charter Behavioral Health       Arkansas             71-0752815           3414 Peachtree Rd., N.E.
 System of Texarkana, Inc.                                                Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       California           95-2685883           2055 Kellogg Drive
 System of the Inland Empire,                                             Corona, CA  91719
 Inc.                                                                     (714) 735-2910

Charter Behavioral Health       Ohio                 58-1731068           1725 Timberline Road
 System of Toledo, Inc.                                                   Maumee, Ohio 43537
                                                                          (419) 891-9333

Charter Behavioral Health       Arizona              86-0757462           3414 Peachtree Rd., N.E.
 System of Tucson, Inc.                                                   Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       California           33-0606644           3414 Peachtree Rd., N.E.
 System of Visalia, Inc.                                                  Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       Minnesota            41-1775626           109 North Shore Drive
 System of Waverly, Inc.                                                  Waverly, MN  55390                      (612) 658-4811

Charter Behavioral Health       North Carolina       56-1050502           3637 Old Vineyard Road
 System of Winston-Salem, Inc.                                            Winston-Salem, NC  27104
                                                                          (919) 768-7710

Charter Behavioral Health       California           33-0606646           16850 Bastanchury Avenue
 System of Yorba Linda, Inc.                                              Yorba Linda, CA 92686
                                                                          (714) 993-3002

Charter Behavioral Health       Georgia              58-1900736           811 Juniper St., N.E.
 Systems of Atlanta, Inc.                                                 Atlanta, GA 30308
                                                                          (404) 881-5800






                                             ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                              State or other                              and telephone number
    Exact name of             jurisdiction of      I.R.S. Employer        including area code,
registrant as specified        incorporation        Identification       of registrant's principal
   in its charter             or organization          Number              executive offices
--------------------           --------------        --------------      -----------------------



Charter Brawner Behavioral      Georgia               58-0979827          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                      Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter By-The-Sea              Georgia               58-1351301          2927 Demere Road
 Behavioral Health System,                                                St. Simons Island, GA 31522
 Inc.                                                                     (912) 638-1999

Charter Canyon Behavioral       Utah                  58-1557925          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                      Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Canyon Springs          California            33-0606640          69696 Ramon Road
 Behavioral Health System,                                                Cathedral City, CA  92234
 Inc.                                                                     (619) 321-2000

Charter Centennial Peaks        Colorado              58-1761037          2255 South 88th Street
 Behavioral Health System,                                                Louisville, CO 80027
 Inc.                                                                     (303) 673-9990

Charter Community Hospital,     California            58-1398708          21530 South Pioneer Boulevard
 Inc                                                                      Hawaiian Gardens, CA 90716
                                                                          (310) 860-0401

Charter Contract Services,      Georgia               58-2100699          3414 Peachtree Rd., N.E.
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
                                                                          (404) 841-9200

Charter Cove Forge Behavioral   Pennsylvania          25-1730464          New Beginnings Road
 Health System, Inc.                                                      Williamsburg, PA 16693
                                                                          (814) 832-2121

Charter Fairbridge              Maryland              52-1866218          14907 Broschart Road
 Behavioral Health System,                                                Rockville, MD 20850
 Inc.                                                                     (301) 251-4565

Charter Fairmount Behavioral    Pennsylvania          58-1616921          561 Fairthorne Avenue
 Health System, Inc.                                                      Philadelphia, PA  19128
                                                                          (215) 487-4000

Charter Fenwick Hall            South Carolina        57-0995766          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Financial Offices,      Georgia               58-1527680          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200






                                             ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                                State or other                            and telephone number
    Exact name of               jurisdiction of      I.R.S. Employer      including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization         Number              executive offices
--------------------            --------------        --------------     ------------------------



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
                                                                          (919) 852-4821

Charter Health Management       Texas                 58-2025056          6800 Park Ten Blvd.
 of Texas, Inc.                                                           Suite 275-W
                                                                          San Antonio, TX 78213
                                                                          (210) 699-8585

Charter Hospital of             Ohio                  58-1598899          3414 Peachtree Rd., N.E.
 Columbus, Inc.                                                           Suite 1400
                                                                          Atlanta, GA     30326
                                                                          404) 841-9200

Charter Hospital of Denver,     Colorado              58-1662413          3414 Peachtree Rd., N.E.
 Inc                                                                      Suite 1400
                                                                          Atlanta, GA     30326
                                                                          (404) 841-9200

Charter Hospital of Ft.         Colorado              58-1768534          3414 Peachtree Rd., N.E.
 Collins, Inc                                                             Suite 1400
                                                                          Atlanta, GA     30326
                                                                          (404) 841-9200

Charter Hospital of Laredo,     Texas                 58-1491620          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA     30326
                                                                          (404) 841-9200

Charter Hospital of Miami,      Florida               61-1061599          11100 N.W. 27th Street
 Inc.                                                                     Miami, FL       33172
                                                                          (305) 591-3230

Charter Hospital of Mobile,     Alabama               58-1318870          5800 Southland Drive
 Inc.                                                                     Mobile, AL      36693
                                                                          (334) 661-3001

Charter Hospital of Santa       New Mexico            58-1584861          3414 Peachtree Rd., N.E.
 Teresa, Inc.                                                             Suite 1400
                                                                          Atlanta, GA     30326
                                                                          (404) 841-9200

Charter Hospital of St. Louis,  Missouri              58-1583760          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA     30326
                                                                          (404) 841-9200




                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                                 and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization           Number               executive offices
--------------------             --------------       --------------      ------------------------



Charter Hospital of Torrance,   California            58-1402481          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA      30326
                                                                          (404) 841-9200

Charter Indianapolis            Indiana               58-1674291          5602 Caito Drive
 Behavioral Health System,                                                Indianapolis, IN  46226
 Inc.                                                                     (317) 545-2111

Charter Lafayette Behavioral    Indiana               58-1603158          3700 Rome Drive
 Health System, Inc.                                                      Lafayette, IN  47905
                                                                          (317) 448-6999

Charter Lakehurst               New Jersey            22-3286879          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Lakeside Behavioral     Tennessee             62-0892645          2911 Brunswick Road
 Health System, Inc.                                                      Memphis, TN 38134
                                                                          (901) 377-4700

Charter Laurel Heights          Georgia               58-1558212          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA      30326
                                                                          (404) 841-9200

Charter Linden Oaks             Illinois              36-3943776          852 West Street
 Behavioral Health System,                                                Naperville, IL 60540
 Inc.                                                                     (708) 305-5500

Charter Little Rock Behavioral  Arkansas              58-1747019          1601 Murphy Drive
 Health System, Inc.                                                      Maumelle, AR 72113
                                                                          (501) 851-8700

Charter Louisville Behavioral   Kentucky              58-1517503          1405 Browns Lane
 Health System, Inc.                                                      Louisville, KY 40207
                                                                          (502) 896-0495

Charter Meadows                 Maryland              52-1866216          730 Maryland, Route 3
 Behavioral Health System,                                                Gambrills, MD 21054
 Inc.                                                                     (410) 923-6022

Charter Medfield Behavioral     Florida               58-1705131          12891 Seminole Blvd.
 Health System, Inc.                                                      Largo, FL 34648
                                                                          (813) 581-8757

Charter Medical - California,   Georgia               58-1357345          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA      30326
                                                                          (404) 841-9200






                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                               and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer        including area code,
registrant as specified          incorporation         Identification     of registrant's principal
   in its charter               or organization           Number             executive offices
--------------------             --------------       --------------      ------------------------



Charter Medical - Clayton       Georgia               58-1579404          3414 Peachtree Rd., N.E.
 County, Inc.                                                             Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

Charter Medical - Cleveland,    Texas                 58-1448733          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

Charter Medical - Dallas,       Texas                 58-1379846          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

Charter Medical - Long          California            58-1366604          3414 Peachtree Rd., N.E.
 Beach, Inc.                                                              Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Medical - New York,     New York              58-1761153          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

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
                                                                          (404) 841-9200

Charter Medical International,  Cayman Islands, BWI   N/A                 Caledonian Bank & Trust
 Inc                                                                      Swiss Bank Building
                                                                          Caledonian House
                                                                          Georgetown-Grand Cayman
                                                                          Cayman Islands
                                                                          (809) 949-0050

Charter Medical International,  Nevada                58-1605110          3414 Peachtree Rd., N.E.
 S.A., Inc.                                                               Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200





                                             ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation         Identification     of registrant's principal
   in its charter               or organization           Number             executive offices
--------------------             --------------        --------------     ------------------------



Charter Medical Management      Georgia               58-1195352          3414 Peachtree Rd., N.E.
 Company                                                                  Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Medical of East         Arizona               58-1643158          2190 N. Grace Boulevard
 Valley, Inc.                                                             Chandler, AZ  85224
                                                                          (602) 899-8989

Charter Medical of England,     United Kingdom        N/A                 111 Kings Road
 Ltd.                                                                     Box 323
                                                                          London SW3 4PB
                                                                          London, England
                                                                          44-71-351-1272

Charter Medical of Florida,     Florida               58-2100703          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Medical of North        Arizona               58-1643154          6015 W. Peoria Avenue
 Phoenix, Inc.                                                            Glendale, AZ  85302
                                                                          (602) 878-7878

Charter Medical of Puerto       Commonwealth of       58-1208667          Caso Building, Suite 1504
 Rico, Inc.                      Puerto Rico                              1225 Ponce De Leon Avenue
                                                                          Santurce, P.R.  00907
                                                                          (809) 723-8666

Charter Mental Health           Florida               58-2100704          3414 Peachtree Rd., N.E.
 Options, Inc.                                                            Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Milwaukee Behavioral    Wisconsin             58-1790135          11101 West Lincoln Avenue
 Health System, Inc.                                                      West Allis, WI  53227
                                                                          (414) 327-3000

Charter Mission Viejo           California            58-1761156          23228 Madero
 Behavioral Health System,                                                Mission Viejo, CA  92691
 Inc.                                                                     (714) 830-4800

Charter MOB of                  Virginia              58-1761158          1023 Millmont Avenue
 Charlottesville, Inc.                                                    Charlottesville, VA  22901
                                                                          (804) 977-1120

Charter North Behavioral        Alaska                58-1474550          2530 DeBarr Road
 Health System, Inc.                                                      Anchorage, AK  99508-2996
                                                                          (907) 258-7575

Charter Northbrooke             Wisconsin             39-1784461          46000 W. Shroeder Drive
 Behavioral Health System,                                                Brown Deer, WI 53223
 Inc.                                                                     (414) 355-2273





                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation         Identification      of registrant's principal
   in its charter               or organization           Number              executive offices
--------------------             --------------        --------------     ------------------------



Charter North Counseling        Alaska                58-2067832          2530 DeBarr Road
 Center, Inc.                                                             Anchorage, AL    99508-2996
                                                                          (907) 258-7575

Charter Northridge Behavioral   North Carolina        58-1463919          400 Newton Road
 Health System, Inc.                                                      Raleigh, NC  27615
                                                                          (919) 847-0008

Charter Oak Behavioral          California            58-1334120          1161 East Covina Boulevard
 Health System, Inc.                                                      Covina, CA 91724
                                                                          (818) 966-1632

Charter of Alabama, Inc.        Alabama               63-0649546          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Palms Behavioral        Texas                 58-1416537          1421 E. Jackson Avenue
 Health System, Inc.                                                      McAllen, TX   78502
                                                                          (512) 631-5421

Charter Peachford Behavioral    Georgia               58-1086165          2151 Peachford Road
 Health System, Inc.                                                      Atlanta, GA  30338
                                                                          (404) 455-3200

Charter Petersburg Behavioral   Virginia              58-1761160          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                      Suite 1400
                                                                          Atlanta, GA  30326
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
                                                                          (404) 841-9200

Charter Ridge Behavioral        Kentucky              58-1393063          3050 Rio Dosa Drive
 Health System, Inc.                                                      Lexington, KY 40509
                                                                          (606) 269-2325




                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                               and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer        including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization           Number             executive offices
--------------------             --------------        --------------     ------------------------



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
                                                                          (619) 487-3200

Charter Sioux Falls Behavioral  South Dakota          58-1674278          2812 South Louise Avenue
 Health System, Inc.                                                      Sioux Falls, SD 57106
                                                                          (605) 361-8111

Charter South Bend Behavioral   Indiana               58-1674287          6704 N. Gumwood Drive
 Health System, Inc.                                                      Granger, IN  46530
                                                                          (219) 272-9799

Charter Springs Behavioral      Florida               58-1517461          3130 S.W. 27th Avenue
 Health System, Inc.                                                      Ocala, FL  32674
                                                                          (904) 237-7293

Charter Springwood              Virginia              58-2097829          Route 4, Box 50
 Behavioral Health System,                                                Leesburg, VA  22075
 Inc.                                                                     (703) 777-0800

Charter Suburban Hospital       Texas                 75-1161721          3414 Peachtree Rd., N.E.
 of Mesquite, Inc.                                                        Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Terre Haute Behavioral  Indiana               58-1674293          1400 Crossing Boulevard
 Health System, Inc.                                                      Terre Haute, IN 47802
                                                                          (812) 299-4196

Charter Thousand Oaks           California            58-1731069          150 Via Merida
 Behavioral Health System,                                                Thousand Oaks, CA   91361
 Inc.                                                                     (805) 495-3292

Charter Treatment Center of     Michigan              58-2025057          3414 Peachtree Rd., N.E.
 Michigan, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Westbrook Behavioral    Virginia              54-0858777          1500 Westbrook Avenue
 Health System, Inc.                                                      Richmond, VA  23227
                                                                          (804) 266-9671

Charter White Oak               Maryland              52-1866223          1441 Taylors Island Road
 Behavioral Health System,                                                Woolford, MD   21677
 Inc.                                                                     (410) 228-7000

Charter Wichita Behavioral      Kansas                58-1634296          8901 East Orme
 Health System, Inc.                                                      Wichita, KS 67207
                                                                          (316) 686-5000





                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization          Number             executive offices
--------------------             --------------       --------------      ------------------------



Charter Woods Behavioral        Alabama               58-1330526          700 Cottonwood Road
 Health System, Inc.                                                      Dothan, AL 36301
                                                                          (205) 794-4357

Desert Springs Hospital, Inc.   Nevada                88-0117696          414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Employee Assistance Services,   Georgia               58-1501282          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Florida Health Facilities,      Florida               58-1860493          21808 State Road 54
 Inc.                                                                     Lutz, FL  33549
                                                                          (813) 948-2441

Gulf Coast EAP Services,        Alabama               58-2101394          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Hospital Investors, Inc.        Georgia               58-1182191          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, Ga  30326
                                                                          (404) 841-9200

Illinois Mentor, Inc.           Illinois              36-3643670          45 Milk Street
                                                                          Boston, MA  02109
                                                                          (617) 654-0500

Magellan Public Solutions,      Delaware              04-3250732          45 Milk Street
 Inc.                                                                     Boston, MA  02109
                                                                          (617) 654-0500

Mandarin Meadows, Inc.          Florida               58-1761155          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Massachusetts Mentor, Inc.      Massachusetts         04-2799071          45 Milk Street
                                                                          Boston, MA  02109
                                                                          (617) 654-0500

National Mentor, Inc.           Delaware              04-2794857          45 Milk Street
                                                                          Boston, MA  02109
                                                                          (617) 654-0500

National Mentor Healthcare,     Massachusetts         04-2893910          45 Milk Street
 Inc.                                                                     Boston, MA  02109
                                                                          (617) 654-0500






                                             ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization          Number            executive offices
--------------------            --------------        --------------     ------------------------


NEPA - Massachusetts, Inc.      Massachusetts         58-2116751          #6 Courthouse Lane
                                                                          Chelmsford, MA  01863
                                                                          (508) 441-2332

NEPA - New Hampshire, Inc.      New Hampshire         58-2116398          29 Northwest Boulevard
                                                                          Nashua, NH  03063
                                                                          (603) 886-5000

Ohio Mentor, Inc.               Ohio                  31-1098345          45 Milk Street
                                                                          Boston, MA  02109
                                                                          (617) 654-0500

Pacific-Charter Medical, Inc.   California            58-1336537          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

South Carolina Mentor, Inc.     South Carolina        57-0782160          45 Milk Street
                                                                          Boston, MA  02109
                                                                          (617) 654-0500

Southeast Behavioral Systems,   Georgia               58-2100700          3414 Peachtree Rd., N.E.
 Inc                                                                      Suite 1400
                                                                          Atlanta, GA  30326
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


                                           MAGELLAN HEALTH SERVICES, INC.
                                            ANNUAL REPORT ON FORM 10-K

                   For the Fiscal Year Ended September 30, 1995

                               Table of Contents
                                                                           Page

                                  PART I

Item   1.     Business                                                        1
Item   2.     Properties                                                     12
Item   3.     Legal Proceedings                                              12
Item   4.     Submission of Matters to a Vote of Security Holders            12

                                  PART II

Item   5.     Market Price for Registrant's Common Equity and Related        13
              Stockholder Matters                                            13
Item   6.     Selected Financial Data                                        15
Item   7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      23
Item   8.     Financial Statements and Supplementary Data
Item   9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       23

                                  PART III

Item 10.      Directors and Executive Officers of the Registrant             24
Item 11.      Executive Compensation                                         24
Item 12.      Security Ownership of Certain Beneficial Owners and Management 24
Item 13.      Certain Relationships and Related Transactions                 24

                                  PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K 25



                                     PART I


Item 1.  Business

General

         Magellan Health Services, Inc. (the "Company") (formerly Charter Medical Corporation) , which was incorporated in 1969, is a behavioral healthcare company. As of September 30, 1995, the Company operated 98 acute care psychiatric hospitals and four residential treatment centers with an aggregate capacity of 8,939 licensed beds. Ninety-three of the Company's hospitals operate partial hospitalization programs, and the Company operates 144 outpatient centers, staffed by mental health professionals. In this report, the Company uses the term "psychiatric hospitals" or "hospitals" to refer to the 98 facilities licensed as acute care psychiatric hospitals and the four facilities licensed as residential treatment centers. A residential treatment center offers less intensive and longer stay services than acute care psychiatric hospitals.

         The Company's business strategy is to develop and operate fully integrated behavioral healthcare delivery systems in certain markets in which it presently operates one or more hospitals and in selected other markets in which the Company does not presently operate a hospital. The fully integrated delivery systems that the Company is developing offer a comprehensive range of behavioral healthcare services including inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment, residential treatment programs and other less intensive behavioral healthcare services. The Company is establishing such systems by using its hospitals as a base and by arranging for other services through acquisitions, contracts or affiliations with physicians, psychologists and other mental health professionals and, in some markets, with general acute care hospitals and other institutional healthcare providers.

Recent Developments

         Green Spring Health Services Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $73.2 million in cash and Common Stock and the contribution of Group Practice
Affiliates  ("GPA"),  a  wholly-owned Magellan   subsidiary,   which  became  a
wholly-owned subsidiary of Green Spring. GPA was organized by the Company for the purpose of acquiring and managing professional group practices and has acquired five group practices through September 30, 1995. Green Spring is a leading provider of managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 12 million people nationwide.

         The Green Spring acquisition creates the first fully integrated national behavioral healthcare system and gives the Company the capability to provide case management and delivery services to large private organizations and a public sector marketplace seeking increased privatization of services. The Company changed its name to Magellan Health Services, Inc. on December 21, 1995 to reflect the broader range of services it expects to provide as a result of the Green Spring acquisition.

         The Company will operate its integrated national behavioral healthcare system through three principal subsidiaries beginning in fiscal 1996 engaging in
(i) the provider business, (ii) the managed care business and (iii) the public sector business. Each principal subsidiary will operate autonomously and enter into contractual arrangements with the other subsidiaries as necessary.

         The minority shareholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. The minority shareholders of Green Spring will have the option, under certain circumstances, to exchange their ownership interests ("exchange option") in Green Spring for approximately 3.6 million shares of Magellan Common Stock or $81.8 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The exchange option expires December 13, 1998.

         On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exchange option exercised by certain of the minority shareholders of Green Spring. The Company has a 61% ownership interest in Green Spring subsequent to the exercise of the aforementioned exchange option.

         Fiscal 1994 and Prior Developments

NME Acquisition

         During fiscal 1994, the Company agreed to acquire 40 psychiatric hospitals (the "Acquired Hospitals") from National Medical Enterprises, Inc. ("NME"). The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals (the "Hospital Acquisition".) The Acquired Hospitals had an aggregate capacity of 2,873 licensed beds when acquired and were located in 19 states. For their fiscal year ended May 31, 1994, the Acquired Hospitals had net revenue of approximately $315.1 million.

         On June 30, 1994, the Company completed the purchase of 27 of the Acquired Hospitals for a cash purchase price of approximately $129.6 million, which included approximately $39.3 million, subject to adjustment, for the net working capital of the facilities. On October 31, 1994, the Company completed the purchase of three additional Acquired Hospitals for a cash purchase price of approximately $5 million, which included approximately $2.2 million related to the net working capital of the facilities. On November 30, 1994, the Company completed the purchase of the remaining ten Acquired Hospitals for a cash purchase price of approximately $36.8 million, including approximately $9.5 million related to the net working capital of the ten Acquired Hospitals. During the year ended September 30, 1995, the Company received approximately $3.5 million from NME as a partial payment related to the settlement of the working capital portion of the purchase price. The Company accounted for the Hospital Acquisition using the purchase method of accounting.

Debt Refinancing

         In order to finance the Hospital Acquisition and to refinance substantially all of the Company's outstanding long-term debt, on May 2, 1994, the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregate committed amount of $300 million (the "Revolving Credit Agreement") and issued $375 million of 11 1/4% Series A Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. (See Note 6 of the Company's Consolidated Financial Statements.)

Sale of General Hospitals

         On September 30, 1993, the Company sold its general hospitals and related assets to Quorum, Inc. for approximately $338 million. The Company retained the assets and liabilities relating to these hospitals for professional liability claims incurred and cost report settlements for periods prior to September 30, 1993.

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

Psychiatric Hospital Operations

         The Company's psychiatric hospitals in operation on September 30, 1995 are located in well-populated urban and suburban locations in 32 states and two foreign countries. Five of the Company's hospitals are affiliated with medical schools for residency and other post-graduate teaching programs.

         Most of the Company's hospitals offer a full continuum of behavioral care in their service area. The continuum includes inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services.

         The Company's hospitals provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. The specialization of programs enables the clinical staff to provide care that is specific to the patient's needs and facilitates monitoring the patient's progress. A typical treatment program of the Company integrates physicians and other patient-care professionals with structured activities, providing patients with testing, adjunctive therapies (occupational, recreational and other), group therapy, individual therapy and educational programs. A treatment program includes one or more of the types of treatment settings provided by the Company's continuum of care. For those patients who do not have a personal psychiatrist or other specialist, the hospital refers the patient to a member of its medical staff.

         A significant portion of hospital admissions are provided by referrals from former patients, local marketplace advertising, managed care organizations and physician referrals. Professional relationships are an important aspect of the Company's ongoing business. Management believes the quality of the Company's treatment programs, staff employees and physical facilities are important factors in maintaining good professional relationships.

         The Company's hospitals work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that come in contact with individuals who may need treatment for mental illness or substance abuse. A portion of the Company's marketing efforts is directed at increasing general awareness of mental health and addictive disease and the services offered by the Company's hospitals.

Seasonality

         The Company's business is seasonal in nature, with a reduced demand for certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter.

Related Businesses

         As part of the Company's business strategy during the past three fiscal years, the Company (i) acquired a company that develops information systems relating to the financing and delivery of behavioral healthcare services, (ii) acquired a company that provides outpatient treatment for schizophrenia patients, and (iii) acquired a company that provides specialized health services in mentor homes. To date, the activities of these subsidiaries have not been material to the Company.

Hospital Properties

         The following table provides information relating to the 102 hospitals operated by the Company as of September 30, 1995.

         State/Country          Number of Hospitals      Number of Licensed Beds
         -------------          -------------------      -----------------------

         Alabama                        2                           169
         Alaska                         1                            74
         Arizona                        2                           170
         Arkansas                       2                           125
         California                    11                           889
         Colorado                       1                            72
         England                        2                           123
         Florida                       10                           833
         Georgia                        8                           840
         Illinois                       2                           215
         Indiana                       10                           746
         Kansas                         2                           160
         Kentucky                       3                           256
         Louisiana                      3                           259
         Maryland                       6                           350
         Massachusetts                  2                           215
         Minnesota                      1                            40
         Mississippi                    1                           111
         Missouri                       1                            96
         Nevada                         1                            84
         New Hampshire                  1                           100
         New Jersey                     1                           150
         New Mexico                     2                           172
         North Carolina                 4                           398
         Ohio                           1                            38
         Pennsylvania                   2                           265
         South Carolina                 3                           260
         South Dakota                   1                            60
         Switzerland                    1                            69
         Tennessee                      1                           204
         Texas                          8                           662
         Utah                           1                           212
         Virginia                       3                           362
         Wisconsin                      2                           160
                                    -----                         -----
                  Total               102                         8,939
                                    =====                         =====


         All of the Company's hospitals located in the United States have been accredited by the Joint Commission on Accreditation of Healthcare Organizations (the "Joint Commission"). The Joint Commission is a national commission which establishes standards relating to the physical plant, administration, quality of patient care, governing body and medical staffs of hospitals.

         The Company operates 13 leased hospitals, including one 150-bed general hospital, not listed above, which is managed by an unaffiliated third party. The leases for such hospitals have terms expiring between 1996 and 2069. The leases for two hospitals contain options to purchase these hospitals for nominal consideration at the end of their respective lease terms.

         Sixty-two of the Company's hospitals listed above are subject to mortgages. The stock of substantially all of the domestic subsidiaries of the Company has been pledged as collateral for the Company's secured bank financing.

         The Company owns 16 medical office buildings and leases an additional 19 such buildings. Five of the Company's medical office buildings are subject to mortgages.

         The Company leases office space for its outpatient centers. The leases generally have terms of less than five years.

Divestitures

         During fiscal 1995, the Company sold the following facilities:

   Location                   Size/Type of Facility               Date
   --------                   ---------------------               ----
Chesapeake, VA            Outpatient psychiatric hospital     December 1994
Norfolk, VA               65-bed psychiatric hospital         December 1994
Virginia Beach, VA        61-bed psychiatric hospital         December 1994

         In addition, the Company leases, with options to purchase by the lessees, three facilities which it previously operated prior to fiscal 1991. The Company is also attempting to sell or lease 11 other previously operated hospitals and related medical office buildings and certain unimproved real estate.

Competition

         Each of the Company's hospitals competes with other hospitals, some of which are larger and have greater financial resources. Some competing hospitals are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions and others by proprietary hospital corporations. The hospitals frequently draw patients from areas outside their immediate locale and, therefore, the Company's hospitals may, in certain markets, compete with both local and distant hospitals. In addition, the Company's hospitals compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals, and outpatient services provided by the Company may compete with private practicing mental health professionals. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians who practice at the hospital and who are members of its medical staff. The Company has entered into joint venture arrangements with other healthcare providers in certain markets to promote more efficiency in the local delivery system.

         In recent years, the competitive position of hospitals has been affected by the ability of such hospitals to obtain contracts with Preferred Provider Organizations ("PPO's"), Health Maintenance Organizations ("HMO's") and other managed care programs to provide inpatient and other services. Such contracts normally involve a discount from the hospital's established charges, but provide a base of patient referrals. These contracts also frequently provide for pre-admission certification and for concurrent length of stay reviews. The importance of obtaining contracts with HMO's, PPO's and other managed care companies varies from market to market, depending on the individual market strength of the managed care companies. The Company's acquisition of Green Spring creates opportunities to increase its revenues through managed care contracts utilizing the continuum of care described above, information systems that support care management and at-risk pricing mechanisms.

         State certificate of need laws place limitations on the Company's and its competitors' ability to build new hospitals and to expand existing hospitals. Protection from new competition is reduced in those states where there is no certificate of need law. The Company operates 44 hospitals in 12 states (Arizona, Arkansas, California, Colorado, Indiana, Kansas, Louisiana, Nevada, New Mexico, South Dakota, Texas and Utah) which do not have certificate of need laws applicable to hospitals. In most cases, these state laws do not restrict the ability of the Company or its competitors to offer new outpatient services.

Industry Trends

         The Company's hospitals have been adversely affected by factors influencing the entire psychiatric hospital industry. Factors which affect the Company include (i) the imposition of more stringent length of stay and admission criteria by payors; (ii) the failure of reimbursement rate increases from certain payors that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of its business that the Company derives from payors that reimburse on a per diem or other discounted basis; (iv) a trend toward higher deductible and co-insurance for individual patients; and (v) a trend toward limiting employee health benefits, such as reductions in annual and lifetime limits on mental health coverage. In response to these conditions, the Company has (i) strengthened controls to reduce costs and capital expenditures, (ii) reviewed its portfolio of hospitals and sold, closed or leased hospitals or consolidated operations in certain locations, (iii) developed strategies to increase outpatient services and partial hospitalization programs to meet the demands of the marketplace, and (iv) created a national, fully integrated behavioral healthcare system upon acquiring Green Spring in December 1995, thereby improving the Company's ability to obtain contracts with large private and public payors.

Governmental Budgetary Constraints and Healthcare Reform

         In the 1995 session of the United States Congress, the focus of healthcare legislation has been on budgetary and related funding mechanism issues. A number of reports, including the 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program (Medicare) have projected that the Medicare "trust fund" is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per annum in Medicare expenditures continues. Similarly, federal and state expenditures under the Medicaid program are projected to increase significantly during the same seven-year period. In response to these projected expenditure increases, and as part of an effort to balance the federal budget, both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. Congress has passed legislation that would reduce projected expenditure increases substantially and would make significant changes in the Medicare and the Medicaid programs. The Clinton Administration has proposed alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures. As of the date of this filing, neither proposal has become law.

         The Medicare legislation that has been adopted by Congress would, with some differences, reduce projected expenditure increases by a variety of means, including reduced payments to providers (including the Company), increased beneficiary premiums for physician and certain other
services,   and  creation  of   incentives   for  Medicare beneficiaries  to
enroll in managed care plans or to accept Medicare coverage with a substantially increased deductible, with the savings being available to the beneficiaries to pay non-covered expenses. Changes in the Medicaid program would reduce the number and extent of federal mandates concerning how state Medicaid programs operate (including levels of benefits provided and levels of payments to providers) and would change the funding mechanism from a sharing formula between the federal government and a state to "block grant" funding. The Company cannot predict the effect of any such legislation, if adopted, on its operations; but the Company anticipates that, although overall Medicare and Medicaid funding may be reduced from projected levels, the changes in such programs may provide opportunities to the Company to obtain increased Medicare and Medicaid business through risk-sharing or partial risk-sharing contracts with managed care plans and state Medicaid programs.

         Although the United States Congress, in 1995, has not considered healthcare reform proposals, the Company anticipates that numerous healthcare reform proposals will continue to be introduced in future sessions of Congress. The Company cannot predict whether any such proposal will be adopted or the effect on the Company of any proposal that does become law.