Form 10-K/A
period 1995-09-30
CHARTER MEDICAL CORP
filed 1995-12-28
CIK 19411

-----------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                           ---------------------------


                                  FORM 10-K
                               Amendment No. 1

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

         A number of states in which the Company has operations have either adopted or are considering the adoption of healthcare reform proposals of general applicability or Medicaid reform proposals, partly in response to possible changes in Medicaid law. Where adopted, these state reform laws have often not yet been fully implemented. The Company cannot predict the effect of these state healthcare reform and Medicaid reform laws on its operations.


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


                                                                               Percentage of Hospital Gross
                                                                               Patient Revenue for the Year
                                                                                    Ended September 30
                                                                    ---------------------------------------------------
                                                                      1993                 1994                 1995
                                                                    ---------            ---------            ---------
Medicare........................................................         23%                   27%                 26%
Medicaid........................................................         15                    16                  17
                                                                         --                    --                  --

                                                                         38                    43                  43
HMO's and PPO's.................................................         11                    14                  17
CHAMPUS.........................................................          6                     5                   4
Other Government Programs.......................................         --                     3                   6
Other (primarily Blue Cross and Commercial Insurance)...........         45                    35                  30
                                                                         --                    --                  --

Total...........................................................        100%                  100%                100%
                                                                        ===                   ===                 ===

         Most private insurance carriers reimburse their policyholders or make direct payments to the hospitals for charges at rates specified in their policies. The patient remains responsible to the hospital for any difference between the insurance proceeds and the total charges. Certain Blue Cross programs have negotiated reimbursement rates with certain of the Company's hospitals which are less than the hospital's established charges.

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

         Under the Medicare provisions of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), costs per Medicare case are determined for each of the Company's hospitals. A target cost per case is established for each year (the "Target Rate"). If a hospital's costs per case are less than the Target Rate, the hospital receives a bonus of 50% of the difference between its actual costs per case and the Target Rate (limited to 5% of the Target Rate). Hospitals with costs which exceed the Target Rate are paid an additional amount equal to 50% of the excess, up to 10% of the Target Rate. These limits apply only to operating costs and do not apply to capital costs, including lease expense, depreciation and interest associated with capital expenditures. The Target Rate for each hospital is increased annually by the application of an "update factor."

         Most of the Company's hospitals participate in state operated Medicaid programs. Current federal law prohibits Medicaid funding for inpatient services in freestanding psychiatric hospitals for patients between the ages of 21 and 64; proposed legislation would eliminate this prohibition if implemented. Each state is responsible for establishing the Medicaid eligibility and coverage criteria, payment methodology and funding mechanisms which apply in that state, subject to federal guidelines. Accordingly, the level of Medicaid payments received by the Company's hospitals varies from state to state. In addition to the basic payment level for patient care, several state programs include a financial benefit for hospitals which treat a disproportionately large volume of Medicaid patients as a percentage of the total patient population. These "disproportionate share" benefits are subject to annual review and revision by the related state governments and could be substantially reduced or eliminated at any point in the future. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") prohibits disproportionate share payments to hospitals which have a Medicaid utilization rate of less than 1% effective for state fiscal years ending in 1994. For state fiscal years which began on or after January 1, 1995, the amount of disproportionate share payments each hospital can receive is limited through the use of formulas based generally on the cost of providing services to Medicaid and uninsured patients. The Company received approximately $15 million, $11 million and $9 million in Medicaid disproportionate share payments in fiscal 1993, 1994 and 1995, respectively.

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

         Most of the Company's hospitals receive revenues from the CHAMPUS program. Under CHAMPUS, psychiatric hospitals are classified into two groups, each with different payment methods. The first group, classified as high volume CHAMPUS hospitals, are those hospitals with 25 or more CHAMPUS discharges during a federal fiscal year. The Company has 56 hospitals included within this group. These hospitals receive a per diem payment, subject to a limitation of $645 per day. The remainder of the Company's psychiatric hospitals are classified as low volume CHAMPUS hospitals and receive a per diem based on a wage-adjusted regional rate.

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

         In 1989, Congress passed the Stark I legislation which prohibits physicians who have a financial relationship with entities that furnish clinical laboratory services from referring to such entities for Medicare reimbursed services. Stark I, which contains a number of exceptions from its general referral prohibition, became effective January 1, 1992. Proposed regulations implementing Stark I were first issued in March 1992, however, the final Stark I regulations were not issued on August 14, 1995.

         Subsequent to Stark I in 1993, Congress passed Stark II which expanded the prohibitions of Stark I to include referrals from physicians for a wide variety of medical services, including inpatient/outpatient hospital services, and extended the referral prohibition to include services reimbursed under Medicaid in addition to Medicare. The limitations on referrals outlined in Stark II became effective January 1, 1995. Although the regulations implementing Stark II have not been issued it is anticipated that they will be similar to the Stark I regulations. The Company believes that its financial relationships with physicians do not violate the applicable statutes. There can be no assurance however that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation or (ii) that the Stark legislation will not ultimately be interpreted by the courts in a matter of inconsistent with the Company's practices or (iii) regulations will be issued in the future that will result in an interpretation by the courts in the manner inconsistent with the Company's practices.

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

         CHAMPUS regulations authorize CHAMPUS to exclude from the CHAMPUS program any provider who has committed fraud or engaged in abusive practices. The regulations permit CHAMPUS to make its own determination of abusive practices without reliance on any actions of the Department. The term "abusive practices" is defined broadly to include, among other things, the provision of medically unnecessary services, the provision of care of inferior quality and the failure to maintain adequate medical or financial records.

         A number of states have adopted hospital rate review legislation, which generally provides for state regulation of rates charged for various hospital services. Such laws are in effect in the state of Florida in which the Company operates ten hospitals. In Florida, the Health Care Board approves a budget for each hospital, which establishes a permitted level of revenues per discharge. If this level of permitted revenues per discharge is exceeded by a hospital in a particular year by more than a specified amount, certain penalties, including cash penalties, can be imposed.

         GPA, the Company's subsidiary that owns or manages professional group practices is subject to the federal and state illegal remuneration statutes described above. In addition, in some states, practice of medicine and certain other health professions' laws prohibit the subsidiary from owning, but not from managing, professional practices.

Medical Staffs and Employees

         At September 30, 1995, approximately 1,500 licensed physicians were active members of the medical staffs of the Company's hospitals. Many of these physicians also serve on the medical staffs of other hospitals. A number of these physicians serve in administrative capacities in the Company's hospitals. Most of these physicians are independent contractors who have private practices in addition to their duties for the Company, while certain of these physicians are employees of the Company. The medical and professional affairs of each hospital are supervised by the medical staff of the hospital, under the control of its board of trustees. The Company recruits physicians to serve in administrative capacities at its hospitals and to engage in private practice in communities where the Company's hospitals are located. The Company's agreements with recruited physicians generally provide for, among other things, allowances for reimbursement of relocation and office start-up expenses and a guarantee of a specified level of physician income during the recruited physician's first year of practice.

         Registered nurses and certain other hospital employees are required to be licensed under the professional licensing laws of most states. The Company's hospital subsidiaries require such employees to maintain such professional licenses as a condition of employment.

         At September 30, 1995, the Company had approximately 9,200 full-time and 3,700 part-time employees. The Company's hospitals have had generally satisfactory labor relations.

Liability Insurance

         Effective June 1, 1995, Plymouth Insurance Company, Ltd. ("Plymouth"), a wholly-owned Bermuda subsidiary of the Company, provides $25 million per occurrence general and hospital professional liability insurance for the Company's hospitals. All of the risk of losses from $1.5 million to $25 million per occurrence has been reinsured with unaffiliated insurers. The Company also insures with an unaffiliated insurer 100% of the risk of losses between $25 million and $100 million per occurrence. The Company's general and professional liability coverage is written on a "claims made or circumstances reported" basis.

         For the six years from June 1, 1989 through May 31, 1995, the Company had a similar general and hospital professional liability insurance program. For those years, the per occurrence deductible (with respect to which the Company was self-insured) was $2.5 million for the years ended May 31, 1990 and 1991, $2 million for the years ended May 31, 1992 and 1993 and $1.5 million (relating to the Company's general hospitals sold on September 30, 1993) for the year ended May 31, 1994. For psychiatric hospitals, Plymouth's coverage did not contain a per occurrence deductible for the year ended May 31, 1994 and 1995. In December 1994, the per occurrence deductible for the years ended May 31, 1989 and 1990 was eliminated. Plymouth provides coverage with no per occurence deductible for hospital system claims which had not been paid prior to December 31, 1994.


Executive Officers of the Registrant

    Name and Age                Position with the Company and Principal
of Executive Officer            Occupations During the Past Five Years
--------------------            --------------------------------------

E. Mac Crawford          Chairman of the Board of Directors, President and
   46                    Chief Executive Officer (since 1993); President and
                         Chief Operating Officer (1992-1993)   and   Director
                         (since 1990); Executive Vice President - Hospital
                         Operations(1990-1992);  Assistant  to the President
                         and Chairman (1990).

Lawrence W. Drinkard     Executive Vice President and Chief Financial Officer
   56                    (1994-1995) and Director (1991-1995); Senior Vice
                         President   (1990-1993);   Treasurer(1986-1991);   Vice
                         President (1987-1990).

Craig L. McKnight        Executive Vice President - Office of the President and
   44                    Chairman(since March 1995); Partner, Coopers & Lybrand
                         L.L.P. (1985-1995).

C. Clark Wingfield       Senior Vice President - Administrative Services (since
   45                    1995); Vice President - Administrative Services (1990-
                         1995); Vice President - Human Resources (1990); Senior
                         Executive Director - Compensation and Benefits
                         (1989-1990).

David A. Richardson      Executive Vice President - Alternative Services (since
   45                    1995); Senior Vice President - Alternative Services
                         (1994-1995); Senior Vice Presdient - Hospital
                         Operations (1991-1994); Vice President Hospital
                         Operations (1990-1991).


         Coopers & Lybrand L.L.P. is an international accounting firm that provides accounting and auditing services, tax services and consulting services. As an audit partner at Coopers & Lybrand L.L.P., Mr. McKnight had responsibility for a wide range of hospital and managed care engagements, as well as assisting clients with formulating financing options, financial restructuring and the purchase/sale of health plans and facilities.

         Effective October 1, 1995, Mr. McKnight was appointed Chief Financial Officer of the Company, replacing Mr. Drinkard, who elected to resign as Chief Financial Officer and Director of the Company.

International Operations

         The Company owns and operates two psychiatric hospitals in London, England (a 45-bed hospital and a 78-bed hospital) and a 69-bed psychiatric
hospital in Nyon,  Switzerland.    The Company's  international hospital
operations are not material to the Company's overall operations. The Company's international operations also include the Bermuda insurance company that provides the coverages described under "Liability Insurance."

Item 2.  Properties

         Information relating to the Company's owned and leased operating hospital facilities, their location and licensed bed capacity is contained under the caption "Item 1. Business - Hospital Properties." Such information is incorporated herein by reference.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                                      PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

         The Company has one class of Common Stock, which is listed for trading on the American Stock Exchange (ticker symbol "MGL"). As of November 30, 1995, there were 12,840 holders of record of the Company's $0.25 par value Common Stock. The following table sets forth the high and low sales prices of the Company's Common Stock from October 1, 1993 through the fiscal year ended September 30, 1995 as reported by the American Stock Exchange:


                                           Common Stock Sales Prices
                                           -------------------------------
   Calendar Year                               High              Low
----------------------------------------  ---------------  ---------------

  1993
          Fourth Quarter ...............     $    27          $    21

  1994
          First Quarter ................     $    28          $  21 3/8
          Second Quarter ...............        26 1/8           21 3/4
          Third Quarter ................        28 1/2           21 1/4
          Fourth Quarter ...............        28 1/2             19

  1995
          First Quarter ................     $  21 1/4        $  13 7/8
          Second Quarter ...............        19 5/8           15 5/8
          Third Quarter ................        23 1/4           16 1/4



         The Company has not declared any cash dividends during fiscal 1994 or 1995. The Company is prohibited from paying dividends (other than dividends payable in shares of Common Stock) on its Common Stock under the terms of its Revolving Credit Agreement, except for cash dividends that, in the aggregate from May 1994, do not exceed 6% of the net cash proceeds from issuances of capital stock, reduced by the aggregate cost of stock purchases since May 1994 and certain other limited circumstances.

Item 6.  Selected Financial Data

         The following table sets forth selected historical financial information of the Company for each of the five years in the period ended September 30, 1995. The information prior to August 1992 is not comparable because of the consummation of the Company's Restructuring and the implementation of fresh start accounting in fiscal 1992, which included the revaluation of the Company's assets and liabilities and resulted in, among other things, significant reductions in long-term debt and interest expense and elimination of preferred stock and preferred stock dividend requirements. In 1993, the Company restated its consolidated financial statements to reflect the sale of certain subsidiaries as discontinued operations. The Summary of Operations and Balance Sheet Data for the five years ended September 30, 1995, presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the related notes thereto. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company indicated in the Index on page F-1 of this Annual Report on Form 10-K.


                                                         SUMMARY OF OPERATIONS
                                               (In thousands, except per share amounts)

                                                           Ten Months        Two Months
                                          Year Ended         Ended              Ended
                                          September 30,     July 31,         September 30,          Year Ended September 30,
                                                                                               ------------------------------------
                                             1991             1992              1992            1993          1994          1995
                                          ------------     -----------       ------------      --------      --------      --------

Net revenue...........................    $    868,264     $   777,855       $  142,850     $ 897,907     $ 904,646     $ 1,151,736
Salaries, supplies and other
     operating expenses...............         656,828         563,600          107,608       640,847       661,516         864,165
Bad debt expense......................          51,617          50,403           14,804        67,300        70,623          92,022
Depreciation and amortization.........          48,659          35,126            3,631        26,382        28,354          38,087
Amortization of reorganization
     value in excess of amounts
     allocable to identifiable assets..             --              --            7,167        42,678        31,200          26,000
Interest, net..........................        232,218         169,244           12,690        74,156        39,394          55,237
ESOP expense (credit)..................         (3,962)         33,714            4,811        45,874        49,197          73,257
Stock option expense (credit)..........             --              --             (789)       38,416        10,614            (467)
Unusual items..........................         45,000              --               --            --        71,287          57,437
Deferred compensation expense..........          5,061           3,190               --            --            --              --
Loss from continuing operations
     before income taxes,
     reorganization items and
     extraordinary item................       (167,157)       (77,422).          (7,072)      (37,746)      (57,539)        (54,272)
Provision for (benefit from)
     income taxes......................             --          4,259             1,054         1,874       (10,536)        (11,309)
Loss from continuing operations
     before reorganization items
      and extraordinary item...........       (167,157)       (81,681)           (8,126)      (39,620)      (47,003)        (42,963)

Discontinued operations:
     Income (loss) from
         discontinued operations.......         37,115         24,211               930       (14,703)           --              --
     Gain on disposal of
         discontinued operations.......             --             --                --        10,657            --              --
     Loss before reorganization items
          and extraordinary  items.....       (130,042)       (57,470)           (7,196)      (43,666)      (47,003)        (42,963)

Reorganization Items:
     Professional fees and
         other expenses................             --         (8,156)               --            --            --               --
     Adjust accounts to fair value.....             --         83,004                --            --            --               --
     Extraordinary item - gain
         (loss) on early extinguishment
         or discharge of debt..........             --        730,589                --        (8,561)      (12,616)             --
     Net income (loss)................. $     (130,042)     $ 747,967           $(7,196)    $ (52,227)    $ (59,619)      $ (42,963)


Earnings (loss) per common share:
     Loss from continuing
         operations before
         extraordinary item...........                                          $ (0.33)    $   (1.59)    $   (1.78)      $   (1.54)
     Income (loss) from dis-
         continued operations and
         disposal of discontinued
         operations....................                                             0.04        (0.16)           --              --
     Loss before extraordinary
         item..........................                                            (0.29)       (1.75)       (1.78)           (1.54)
     Extraordinary loss on early
         extinguishment of debt........                                               --        (0.35)        (0.48)             --
     Net loss..........................             --(A)           --(A)       $  (0.29)      $(2.10)    $   (2.26)       $  (1.54)

(A) Earnings (loss) per share for periods prior to the two months September 30, 1992 are not presented because they are not meaningful due to the implementation of fresh start accounting and the increase in the number of shares outstanding as a result of the Plan.


                               BALANCE SHEET DATA
                                 (In thousands)

                                                                                      September 30,
                                                        --------------------------------------------------------------------------
                                                           1991               1992            1993           1994          1995
                                                        ------------       -----------     -----------     ---------     ---------

Current assets.................................        $    320,755        $   290,742    $    231,915    $  324,627     $ 305,575
Current liabilities............................            2,123,006           296,144         272,598       215,048       214,162
Working capital................................           (1,802,251)           (5,402)        (40,683)      109,579        91,413
Working capital ratio..........................                   --                --              --        1.51:1        1.43:1
Property and equipment, net....................              645,173           486,762         444,786       494,345       488,767
Total assets...................................            1,338,823         1,299,198         838,186       961,480       983,558
Long-term debt and capital lease obligations...                5,920           844,839         350,205       533,476       538,770
Redeemable preferred stock.....................              214,842                --              --            --            --
Common stockholders' equity (deficit)..........           (1,138,279)           10,424          57,298        56,221        88,560


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         For the fiscal years ended September 30, 1993, 1994 and 1995, the Company derived approximately 11%, 14% and 17%, respectively, of its gross patient revenue from managed care payors (primarily HMO's and PPO's); 45%, 35% and 30%, respectively, from other private payor sources (primarily Blue Cross and commercial insurance); and 44%, 51% and 53%, respectively, from governmental payors (primarily Medicare, Medicaid and CHAMPUS). The Company believes that revenue from private payors, as a percentage of total gross patient revenue, has declined because of a shift by purchasers of health care coverage to managed care plans that generally authorize shorter lengths of stay than traditional insurance plans and authorize more outpatient treatment plans. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. These shifts in the Company's payor mix and the Acquired Hospitals, who have historically had lower net revenue per equivalent patient day than other Company hospitals, have resulted in lower net revenue per equivalent patient day. The psychiatric hospital industry has been adversely affected by the trends described under "Item 1. Business - Industry Trends."

         Because of the industry factors referred to previously and the Hospital Acquisition, the Company's operating margin declined to 17.0% in fiscal 1995 from 19.1% in fiscal 1994. Operating income (net revenue less salaries, supplies and other operating expenses and bad debt expenses) was $195.5 million for fiscal 1995, compared with $172.5 million in fiscal 1994. The Company may continue to experience reduced operating margins as a percentage of net revenue when compared to prior periods. The Company intends to increase market share and patient volume through contracting activities, to consolidate markets where practical to reduce operating costs, and to enter joint venture arrangements with other healthcare providers in response to this trend. The Company continues to broaden the scope of services it provides by offering alternatives to traditional inpatient treatment settings, such as partial hospitalization, intensive outpatient and residential treatment programs, the utilization of mentor homes and by entering the behavioral managed care business through the acquisition of Green Spring in December 1995.

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

         The Company's business is seasonal in nature, with a reduced demand for certain services generally occurring during the first fiscal quarter, particularly around major holidays such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter.

         Management believes that the purchase of the Acquired Hospitals will assist the Company in implementing its strategy by increasing the Company's size, market position and geographical coverage. For example, the Hospital Acquisition permitted the Company to enter 16 new markets, including markets in the mid-Atlantic and northeastern United States. Management believes the operating results of the Acquired Hospitals will provide sufficient cash flow for debt service and capital expenditures related to those facilities. The aggregate purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus approximately $51 million for the related net working capital. Of this amount, $106.3 million was obtained from the net proceeds of the Notes issued in May 1994, $39.1 million was borrowed pursuant to the Revolving Credit Agreement and approximately $26 million of cash on hand was used. Pro forma results of operations for fiscal 1994 and 1995 which include the 40 Acquired Hospitals are included in Note 2 of the Company's Consolidated Financial Statements.

         A summary of psychiatric hospitals in operation during each fiscal year is as follows:


                                  1993           1994             1995
                                  ----           ----             ----

Beginning of the year......        79              74              101
Consolidated/closed/sold...        (5)             --              (15)
Acquired...................        --              27               16
                                   --              --              ---

End of the year............        74             101              102
                                   ==             ===              ===



         The Company leases one general hospital, which is managed by an unrelated third party. The lease and management agreement expire in 1997.

         For fiscal 1993, the general hospitals operated by the Company had net revenue of approximately $347 million and a net loss of approximately $15 million. In 1993, the Company restated its consolidated financial statements to reflect the sales of the general hospitals and its interest in a non-hospital subsidiary as discontinued operations. On September 30, 1993, the Company sold its general hospitals and related assets for approximately $338 million. The
Company retained the assets and liabilities relating to these hospitals for professional liability claims incurred and cost report settlements for periods prior to September 30, 1993.

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

         During fiscal 1992, the Company filed a voluntary petition for relief pursuant to Chapter 11 of the U.S. Bankruptcy Code. The prepackaged plan of reorganization effected a restructuring of the Company's debt and equity capitalization. The Restructuring, which became effective on July 21, 1992, resulted in a reduction of approximately $700 million principal amount of long-term debt and the elimination of redeemable preferred stock having an aggregate liquidation preference of $233 million. The Company accounted for the Restructuring by using the principles of fresh start accounting. Accordingly, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identified tangible assets on the basis of their estimated fair value at July 31, 1992. The excess of the reorganization value over the value of identifiable assets is reported as "reorganization value in excess of amounts allocable to identifiable assets."

         The following table summarizes, for the periods indicated, changes in selected operating indicators.

                      Percentage of Net Revenue
                      -------------------------

                                   1993           1994           1995
                                   ----           ----           ----

Net revenue..................      100.0%         100.0%         100.0%

Salaries, supplies and
  other operating expenses...       71.4           73.1           75.0
Bad debt expenses............        7.5            7.8            8.0
                                     ---            ---            ---

  Total expenses.............       78.9           80.9           83.0
                                    ----           ----           ----

Operating margin.............       21.1           19.1           17.0
                                    ====           ====           ====


Psychiatric Hospital Results

         Following are financial and statistical results from operations of hospitals which are included in the Company's consolidated financial statements:


                                                                      Selected Psychiatric Hospital Operating Data
                                                                           Fiscal Year Ended September 30,
                                                        --------------------------------------------------------------------------
                                                          1991            1992            1993            1994            1995
                                                        ----------      ----------      ----------     -----------     -----------

Number of Psychiatric Hospitals (1)................            80              79              74             101           102
Bed Capacity:
       Licensed Beds...............................         7,310           7,228           6,902           8,908         8,939
       Average Licensed Beds.......................         7,284           7,288           7,145           7,468         9,368
Net Revenue (in thousands) (2).....................    $  838,167     $   875,776      $  853,792      $  850,575     $1,042,360
Total Patient Days (3).............................     1,494,844       1,430,815       1,373,835       1,383,388      1,758,079
Total Equivalent Patient Days (4)..................     1,551,180       1,508,716       1,481,221       1,527,855      1,957,509
Net Revenue/Equivalent Patient Day (2)(4)..........    $      540     $       580      $      576      $      557     $      532
Admissions.........................................        73,120          81,311          86,794         102,802        132,165
Average Length of Stay (Days)......................          20.4            17.8            15.8            13.6           12.9
Private Pay and Other Sources/Gross Revenue (5)....           70%             65%             56%             49%            47%
Government Programs/Gross Revenue (5) (6)..........           30%             35%             44%             51%            53%


The table below presents "same store" data for facilities in operation on September 30, 1995.


                                                                  Selected Psychiatric Hospital Operating Data
                                                                         Fiscal Year Ended September 30,
                                                      ----------------------------------------------------------------------
                                                         1993          1994         % Change         1995        % Change
                                                      -----------   -----------   -------------   -----------   ------------

Number of Psychiatric Hospitals...................            69            69            --             69            --
Average Licensed Beds.............................         6,479         6,440            (1)         6,345            (1)
Net Revenue (in thousands) (2)....................    $  796,997    $  762,326            (4)    $  734,761            (4)
Total Patient Days (3)............................     1,296,686     1,234,964            (5)     1,197,161            (3)
Total Equivalent Patient Days (4).................     1,396,014     1,363,080            (2)     1,330,478            (2)
Net Revenue/Equivalent Patient Day (2) (4)........    $      571    $      559            (2)    $      552            (1)
Admissions........................................        80,933        91,202            13         96,471             6
Average Length of Stay (Days).....................          16.0          13.6           (15)          12.2           (10)
Private Pay and Other Sources/Gross Revenue (5)...           57%           50%                          49%
Government Programs/Gross Revenue (5) (6).........           43%           50%                          51%


------------------------------------

(1)  Hospitals in operation on September 30th.
(2)  Includes inpatient and outpatient revenue.
(3)  Provision of care to one patient for one day.
(4) Represents inpatient days adjusted to reflect outpatient utilization, computed by dividing patient charges by inpatient charges per day.
(5) Gross revenue is revenue before deducting contractual allowances and discounts from established billing rates. Gross Revenue is not separately
     identified  in  the  Company's   Consolidated   Statements  of Operations;
     instead,  Net  Revenue  in  the  Consolidated  Statements  of Operations
     reflects  gross  revenue  after   deductions  for  contractual allowances
     and discounts from established billing rates.
(6) Government programs include Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), which provides payment for medical services to military dependents and retired military personnel.


         Fiscal 1994 Compared to Fiscal 1995. Patient days at the Company's hospitals increased 27% in fiscal 1995 as compared to fiscal 1994. The increase resulted primarily from patient days attributable to the Acquired Hospitals. Patient days at the same store hospitals decreased 3% due primarily to a 10% decrease in the average length of stay from 13.6 days in fiscal 1994 to 12.2 days in fiscal 1995 for the same store hospitals. Total admissions increased 29% in fiscal 1994 as compared to fiscal 1995. The increase in admissions resulted primarily from admissions attributable to the Acquired Hospitals. On a same store hospital basis, admissions increased 6% for fiscal 1995 as compared to fiscal 1994.

         The Company's net revenue increased $247.1 million, or 27.3%, from $904.6 million in fiscal 1994 to $1.2 billion in fiscal 1995. The increase resulted primarily from acquisitions. Net revenue for fiscal 1995 included $35.6 million from the normal settlement of previous years reimbursement issues and disproportionate share payments, which represented an increase of $3.5 million from fiscal 1994. Net revenue at the Company's non-psychiatric hospital operations increased $59.1 million, including $56.5 million provided by companies acquired or developed in the Company's expansion of services pursuant to its business strategy. Net revenue at the Company's same store hospitals decreased 3.6% from $762.3 million in fiscal 1994 to $734.8 million in fiscal 1995. The Company derived net revenue in fiscal 1995 of $249.2 million from the Acquired Hospitals as compared to $52.1 million in fiscal 1994. Net revenue per equivalent patient day decreased 4.5% to $532 in fiscal 1995 from $557 in fiscal 1994. The decreases were primarily due to lower net revenue per equivalent patient day for the Acquired Hospitals compared to the Company's other hospitals and a continued shift in payor mix from private payor sources to managed care payors and governmental payors.

         Following is a discussion of changes in operating expenses for fiscal 1994 compared to fiscal 1995.

         The Company's salaries, supplies and other operating expenses increased $202.6 million or 30.6% in fiscal 1995 to $864.2 million from $661.5 million in fiscal 1994. The increase was primarily due to expenses incurred by the Acquired Hospitals of $194.1 million as compared to $40.2 million in fiscal 1994 and expenses of other acquired businesses offset by reductions in salaries, supplies and other expenses at the same store psychiatric hospitals. Cost savings at the same store hospitals were achieved by reducing advertising expenses, purchased services and medical professional fees.

         The Company's bad debt expenses increased to $92.0 million in fiscal 1995 from $70.6 million in fiscal 1994. The increase was primarily due to additional bad debt expense at the Acquired Hospitals of $12.9 million and increased bad debt expense at the Company's other hospitals. Bad debt expense as a percentage of net revenue increased to 8.0% in fiscal 1995 from 7.8% for fiscal 1994. The Company anticipates future increases in bad debt expense due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients, which will result in the Company not collecting full charges on an increasing number of patients.

         Depreciation and amortization increased 34.3% to $38.1 million in fiscal 1995. The increase resulted primarily from the depreciation related to the Acquired Hospitals and other acquisitions and the amortization of the related covenant not to compete and goodwill.

         Reorganization value in excess of amounts allocable to identifiable assets (the "Excess Reorganization Value") was amortized over the three-year period ended July 31, 1995. The related amortization expense decreased $5.2 million in fiscal 1995 as compared to fiscal 1994 due to the completion of the amortization period in fiscal 1995.

         Net interest expense for fiscal 1995 increased 40.2% to $55.2 million from the previous fiscal year due to the issuance of the Notes and due to additional borrowings under the Revolving Credit Agreement for acquisitions.

         ESOP expense for fiscal 1995 increased 49.5% to $73.5 million in fiscal 1995 from $49.2 million for fiscal 1994. The increase resulted primarily from an increase in shares allocated to the ESOP participants. The Company has commited to allocate all existing shares held by the ESOP to the participants and, accordingly, will not incur this expense in future years.

         Stock option expense for fiscal 1995 decreased $11.1 million from the previous year due to a charge during the first quarter of fiscal 1994 of $3.9 million related to the manner of exercise of certain options held by a former employee and director (see Note 7 of the Company's Consolidated Financial Statements) and changes in the market price of the Company's common stock.

         During fiscal 1995, the Company recorded unusual items of $ 57.4 million. Included in the unusual charges was the resolution in March 1995 of disputes between the Company and a group of insurance carriers that arose in fiscal 1995 related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers approximately $29.8 million in five installments over a three-year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

         During fiscal 1995, the Company consolidated, closed or sold fifteen psychiatric facilities. The Company recorded a charge of approximately $3.6 million in the fourth quarter of fiscal 1995 related to the five psychiatric hospitals closed in the fourth quarter.

         The Company also recorded a charge of approximately $27.0 million related to the adoption and implementation of Statement of Financial Accounting Standards No. 121. See "Recent Accounting Pronouncements" on page 23 for further detail.

         The Company also recorded an unusual item of approximately $3.0 million for the gain on the sale of three psychiatric hospitals.

         As of September 30, 1995, the Company had estimated tax net operating loss (NOL) carryforwards of approximately $233 million available to reduce future federal taxable income. These NOL carry forwards expire in 2006 through 2009 and are subject to examination by the Internal Revenue Service. Due to the ownership change which occurred as a result of the Reorganization, the Company's utilization of NOLs generated prior to the consummation of the Reorganization is significantly limited. The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1992. Adjustments arising from such examination could reduce or eliminate the NOL carryforwards. In management's opinion, adequate provisions have been made for any adjustments which may result from such examinations.

Outlook

         Management continually assesses events and changes in circumstances that could affect its business strategy and the viability of its operating facilities. During 1995, the Company consolidated, closed or sold fifteen psychiatric hospitals. Management may elect to consolidate services in selected markets and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations.

         On December 13, 1995, the Company acquired 51% of the outstanding common stock of Green Spring for approximately $73.2 million in cash and Common Stock and the contribution of Group Practice Affiliates, Inc., a wholly owned Magellan subsidiary that became a wholly-owned subsidiary of Green Spring. Green Spring provides managed behavioral healthcare services. The Company will account for the acquisition of Green Spring using the purchase method of accounting.

         The minority shareholders of Green Spring will have the option, under certain circumstances, to exchange their ownership interests in Green Spring for approximately 3.6 million shares of Magellan common stock or $81.8 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The exchange option expires on December 13, 1998.

         On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exchange option exercised by certain of the minority shareholders of Green Spring. The Company has a 61% ownership interest in Green Spring subsequent to the exercise of the aforementioned exchange option.

         The acquisition of Green Spring creates a fully integrated national behavioral healthcare system. The Company will now have the ability to obtain direct access to large public and private payors who are seeking one organization to manage, administer and deliver behavioral healthcare services. In addition, the strategic alliance with Green Spring should increase the number of patients utilizing inpatient and outpatient services at the Company's hospitals. As a result of the Green Spring acquisition, the Company expects increases in revenues and operating income in fiscal 1996. However, increases in amortization expense, interest expense and minority interest resulting from the acquisition of Green Spring may exceed the expected increase in operating income in fiscal 1996.

         Fiscal 1993 Compared to Fiscal 1994. Patient days at the Company's hospitals increased 1% in fiscal 1994. The increase resulted primarily from the Acquired Hospitals. Patient days at the same store hospitals decreased 5% due primarily to a 15% decrease in the average length of stay for the same store hospitals from 16.0 days in fiscal 1993 to 13.6 days in fiscal 1994. Total admissions increased 18% in fiscal 1993 as compared to fiscal 1994. The increase resulted primarily from the Acquired Hospitals.

         The Company's net revenue increased $6.7 million, or 0.8%, from $897.9 million in fiscal 1993 to $904.6 million in fiscal 1994. The increase resulted primarily from acquisitions. Net revenue at the Company's non-psychiatric hospital operations increased $9.6 million, including $3.4 million at the Company's general hospital which is managed by a third party and $1.9 million provided by companies acquired or developed in the Company's expansion of services pursuant to its business strategy. Net revenue decreased $9.6 million due to the disposal of hospitals which were considered core hospitals during portions of fiscal 1993. Net revenue at the Company's same store hospitals decreased

$34.7 million from $797.0 million in fiscal 1993 to $762.3 million in fiscal 1994. The Company derived net revenue in fiscal 1994 of $52.1 million from the Acquired Hospitals. Net revenue per equivalent patient day decreased 3.3% to $557 in fiscal 1994 from $576 in fiscal 1993. The decreases resulted primarily from a continued shift in payor mix from private payor sources to managed care payors and governmental payors.

         Following is a discussion of changes in operating expenses for fiscal 1993 compared to fiscal 1994.

         The Company's salaries, supplies and other operating expenses increased 3.2% to $661.5 million in fiscal 1994 from $640.8 million in fiscal 1993, due primarily to expenses incurred by the Acquired Hospitals of $40.2 million. The same store psychiatric hospitals of the Company decreased their salaries, supplies and other expenses primarily by reducing advertising expenses, purchased services, salaries and benefits and medical professional fees.

         The Company's bad debt expenses increased 4.9% to $70.6 million in fiscal 1994 from $67.3 million in fiscal 1993. The Hospital Acquisition resulted in additional bad debt expense of $3.7 million during fiscal 1994. Bad debt expense as a percentage of net revenue increased to 7.8% for fiscal 1994 from 7.5% for fiscal 1993.

         Depreciation and amortization increased 7.5% to $28.4 million in fiscal 1994. The increase resulted primarily from depreciation of the Acquired Hospitals and the amortization of the related covenant not to compete and goodwill during 1994.

         Reorganization value in excess of amounts allocable to identifiable assets (the "Excess Reorganization Value") was amortized over the three-year period ended July 31, 1995. During fiscal 1993, Excess Reorganization Value was reduced by approximately $21 million to reflect the recognition of tax benefits related to pre-Reorganization tax loss carry forwards and accordingly, amortization expense for the Excess Reorganization Value decreased 26.9% to $31.2 million in fiscal 1994 from $42.7 million in fiscal 1993.

         Net interest expense for fiscal 1994 decreased 46.9% from the previous fiscal year due to the debt reductions resulting from the sale of the general hospitals on September 30, 1993, mandatory and voluntary prepayments and scheduled payments in fiscal 1993 and fiscal 1994. Interest expense during the fourth quarter of fiscal 1994 increased over the first three quarters due to the issuance of the Notes and to borrowings under the Revolving Credit Agreement used in the Hospital Acquisition.

         Interest expense was significantly reduced by the consummation of the Plan and as a result of the payments on debt made with proceeds from the sale of the general hospitals.

         ESOP expense for fiscal 1994 increased 7.2% to $49.2 million from $45.9 million for fiscal 1993. The increase resulted primarily from changes in eligibility requirements, which increased the number of employees who participate in the ESOP.

         Stock option expense for fiscal 1994 decreased $27.8 million from the previous year due to a one-time charge during the second quarter of fiscal 1993 of $21.3 million related to the vesting of certain options held by a former employee and director (see Note 7 of the Company's Consolidated Financial Statements) and changes in the market price of the Company's Common Stock.

         During fiscal 1994, the Company recorded unusual items of approximately $71.3 million. Included in the unusual charges was the resolution in November 1994 between the Company and a group of insurance carriers of disputes that arose in the fourth quarter related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers approximately $31 million plus interest, for a total of $37.5 million in four installments over a three-year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

         As a result of the Hospital Acquisition, the Company reassessed its business strategy in certain markets. The Company established a plan to consolidate services in selected markets and close or sell certain facilities owned prior to the Hospital Acquisition. Accordingly, the Company recorded a charge of $23 million in fiscal 1994 primarily to write down the assets of those facilities to their net realizable value. The Company also recorded as an unusual charge during fiscal 1994 of approximately $4.5 million of expenses related to the relocation of the Company's executive offices.

         During fiscal 1994, the Company recorded an extraordinary loss of approximately $12.6 million (net of income tax benefit of approximately $8.4 million) related to the defeasance of the Company's 7 1/2% Senior Subordinated Debentures due 2003 and the pay-off of certain subsidiary mortgages. The extraordinary loss includes the difference between the redemption price and the carrying value of the debentures and prepayment penalties related to such subsidiary mortgages.

         See "Business -- Competition," "-- Sources of Revenues," "-- Regulation and Other Factors," "-- Medical Staffs and Employees," "-- Industry Trends," and "-- Liability Insurance" for additional information on trends that may affect operations.

Liquidity and Capital Resources

         Operational Activities. The Company's net cash provided by operating activities was $98.3 million and $95.6 million for fiscal 1994 and fiscal 1995, respectively. The decrease in net cash provided by operating activities is primarily attributable to the payments related to the insurance settlements ($0 in fiscal 1994 and $22.3 million in fiscal 1995) and increased interest payments offset by the positive operating cash flows generated by acquired businesses. As of September 30, 1994 and 1995, the Company had working capital of $109.6 million and $91.4 million, respectively, including cash and cash equivalents of $129.6 million and $105.5 million. The decrease in working capital is due primarily to the funding of certain acquisitions with cash on hand during fiscal 1995. Management believes that the Company will have adequate cash flow from operations to fund its operations, capital expenditures and debt service obligations over the next year.

         The number of days of gross patient revenue in gross patient accounts receivable was 61 days at September 30, 1995 and 62 days at September 30, 1994.

         Investing Activities. During fiscal 1994 and fiscal 1995, the Company incurred approximately $14.6 million and $20.2 million, respectively, in capital expenditures, primarily for routine capital replacement. During fiscal 1994 and fiscal 1995, the Company also incurred expenditures of approximately $130.6 million and $62.0 million, respectively, in connection with acquisitions. The capital outlays were financed from borrowings under the Revolving Credit Agreement, proceeds from the issuance of the Notes and from cash provided by operations.

         Management  believes  that its cash on hand,  future  cash  flows  from operations, borrowing capacity under the Revolving Credit Agreement and its ability to issue debt and equity securities under current market conditions will provide adequate capital resources to support the Company's anticipated long-term investing strategies.

         Financing Activities. On May 2, 1994, the Company entered into the Revolving Credit Agreement and issued the 11 1/4% Senior Subordinated Notes. The net proceeds from the sale of the Notes, together with borrowings pursuant to the Revolving Credit Agreement, were used to refinance the indebtedness outstanding pursuant to the Company's previous credit agreement, to retire the 7 1/2% Senior Subordinated Debentures, to refinance certain existing mortgage indebtedness of certain of the subsidiaries of the Company and to finance the Hospital Acquisition and to pay related transaction expenses. Commitments under the Revolving Credit Agreement will be automatically reduced by approximately $23.8 million on March 31, 1996, $47.5 million on March 31, 1997, and $32.5 million on March 31, 1998 and $175.0 million on March 31, 1999. The Company believes that its hospitals and other businesses will generate sufficient cash flows from operations to meet its future debt service requirements. The Notes mature on April 15, 2004. Interest on the Notes is payable each April 15 and October 15.

         On December 22, 1995, the Company entered into a definitive agreement to issue approximately four million shares of Common Stock and two million warrants in a private placement. The expected net proceeds from the private placement of approximately $70 million will be used to service a portion of the outstanding borrowings under the Revolving Credit Agreement. The Company expects to complete the private placement transaction, subject to certain regulatory approval, no later than January 31, 1996.

         As of September 30, 1995, the Company had approximately $127 million of availability under the Revolving Credit Agreement. In December 1995, approximately $68 million of the Revolving Credit Agreement availability was utilized in connection with the acquisition of the 61% interest in Green Spring. The Company obtained increased operational and financial flexibility as a result of entering into the Revolving Credit Agreement and issuing the Notes because the covenants contained in the Revolving Credit Agreement and the indenture for the Notes are less restrictive than those formerly in effect. However, the Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Revolving Credit Agreement also limits the Company's ability to incur capital expenditures and requires the Company to maintain certain specified financial ratios. A failure by the Company to maintain such financial ratios or to comply with the restrictions contained in the Revolving Credit Agreement, the indenture for the Notes or other agreements relating to the Company's debt could cause such indebtedness (and by reason of cross-acceleration provisions, other indebtedness) to become immediately due and payable. The Company was in compliance with all debt covenants at September 30, 1995.

Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective October 1, 1994. The financial statement impact of adopting FAS 121 was not material. The application of FAS 121 subsequent to the adoption date resulted in the Company recording approximately $27.0 million in impairment losses.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating FAS 123. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than October 1, 1996.

Item 8.  Financial Statements and Supplementary Data

         Information with respect to this item is contained in the Company's Consolidated Financial Statements and financial statement schedule indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of the Report:

         1.       Financial Statements

                  Information with respect to this item is contained on Pages F-2 to F-30 of this Annual Report on Form 10-K.

         2.       Financial Statement Schedule

                  Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

         3.       Exhibits

         Exhibit
           No.                        Description of Exhibit

     2(a) Asset Sale Agreement (First Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller, and the Company, as Buyer, which was filed as Exhibit 2(d) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.
     2(b) Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller, and the Company, as Buyer, which was filed as Exhibit 2(e) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.
                           Exhibit 2(a) and 2(b) do not contain copies of the exhibits and schedules to such agreements. Such agreements describe such exhibits and schedules. The Company agrees to furnish supplementally to the Commission, upon request, a copy of any omitted exhibit or schedule to such agreements.
     2(c) Amendment No. 1, dated September 12, 1994, to Asset Sale Agreement (First Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer, which was filed as Exhibit 2(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
     2(d) Amendment No. 1, dated September 12, 1994, to Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer, which was filed as Exhibit 2(d) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
     2(e) Amendment No. 2, dated September 29, 1994, to Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer, which was filed as Exhibit 2(e) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
     2(f) Amendment No. 3, dated November 15, 1994, to Asset Sale Agreement (Subsequent Facilities), dated March 29, 1994, between National Medical Enterprises, Inc., as Seller and the Company, as Buyer, which was filed as Exhibit 2(f) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
     2(g) Incorporation, Conveyance and Stock Purchase Agreement, dated August 16, 1993, among Quorum, Inc., the Company and certain subsidiaries, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated as of September 30, 1993, and which is incorporated herein by reference.
     3(a) Restated Certificate of Incorporation of the Company, as filed in Delaware on October 16, 1992, which was filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, and is incorporated herein by reference.

     Exhibit
       No.                        Description of Exhibit

     3(b) Bylaws of the Company, as amended, effective May 19, 1995, which was filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1995, and is incorporated herein by reference.
     3(c) Certificate of Ownership and Merger merging Magellan Health Services, inc. (a Delaware corporation) into Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995.
     4(a)   Indenture,  dated  as  of  May  2,  1994,  among  the  Company,  the
            Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11 1/4% Senior Subordinated Notes due April 15, 2004 of the Company, which was filed as Exhibit 4(a) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(b) Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(e) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(c) Second Amended and Restated Subsidiary Credit Agreement, dated as of May 2, 1994, among certain subsidiaries of the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(f) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(d) Second Amended and Restated Company Stock and Notes Pledge Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(e) Second Amended and Restated Subsidiary Stock and Notes Pledge Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(h) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(f) Second Amended and Restated Subsidiary Pledge and Security Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(i) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(g) Second Amended and Restated Subsidiary Pledge and Security Agreement (ESOP collateral), dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as
            Exhibit 4(j) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(h) Second Amended and Restated FINCO Pledge and Security Agreement I, dated as of May 2, 1994, between CMFC, Inc. and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(k) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(i) Second Amended and Restated Subsidiary Guaranty, dated as of May 2, 1994, executed by various subsidiaries of the Company, which was filed as Exhibit 4(l) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(j) Second Amended and Restated Company Collateral Accounts Assignment Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as agent, which was filed as Exhibit 4(m) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(k) Company Pledge and Security Agreement, dated as of May 2, 1994, between the Company and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(n) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(l) Second Amended and Restated FINCO Pledge and Security Agreement II, dated as of May 2, 1994, between CMCI, Inc. and Bankers Trust Company, as Collateral Agent, which was filed as Exhibit 4(o) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

     Exhibit
       No.                        Description of Exhibit

     4(m) Second Amended and Restated Company Guaranty, dated as of May 2, 1994, executed by the Company, which was filed as Exhibit 4(p) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(n) Second Amended and Restated Subsidiary Collateral Accounts Assignment Agreement, dated as of May 2, 1994, among various subsidiaries of the Company and Bankers Trust Company, as Agent, which was filed as Exhibit 4(q) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(o) Form of Indenture of Mortgage, Deed to Secure Debt, Deed of Trust, Security Agreement and Assignment of Leases and Rents; Amended Indenture of Mortgage, Deed to Secure Debt, Deed of Trust, Security Agreement and Assignment of Leases and Rents; and Consolidated Agreement, executed as of May 2, 1994, by 71 subsidiaries of the Company and Bankers Trust Company, as Agent, and various trustees as shown on individual subsidiary cover pages attached, which was filed as Exhibit 4(t) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(p) Purchase Agreement, dated April 22, 1994, between the Company and Bear, Stearns & Co. Inc. and BT Securities Corporation, which was filed as Exhibit 4(u) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(q) Exchange and Registration Rights Agreement, dated April 22, 1994 between the Company and Bear, Stearns & Co. Inc. and BT Securities Corporation, which was filed as Exhibit 4(v) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
     4(r) Amendment No. 1, dated as of June 9, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(w) to the Company's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-53701) filed July 1, 1994, and is incorporated herein by reference.
     4(s) Amendment No. 2, dated September 30, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference
     4(t) Amendment No. 3, dated as of December 12, 1994, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed herein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1994, and is incorporated herein by reference.
     4(u) Amendment No. 4, dated as of January 11, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, the financial institutions listed therein, Bankers Trust Company, as Agent, and First Union National Bank of North Carolina, as Co-Agent, which was filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1994, and is incorporated herein by reference.
     4(v) Amendment No. 5, dated as of March 17, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank of North Carolina, as Co-Agent, and the lenders listed on Annex I, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1995, and is incorporated herein by reference.
     4(w) Indenture Supplement No. 1, dated June 3, 1994, among the Company, the Guarantors listed therein and Marine Midland Bank, as Trustee, relating to the 11 1/4% Senior Subordinated Notes due April 15, 2004, together with a schedule identifying substantially similar documents, pursuant to Instruction 2 to Item 601 of Regulation S-K, which was filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.

     Exhibit
       No.                        Description of Exhibit

     4(x)   Indenture  Supplement  No.  3,  dated  August  30,  1994,  among the
            Company,  the Guarantors  listed therein and Marine Midland Bank, as
            Trustee, relating to the 11 1/4% Senior Subordinated Notes due April
            15, 2004,  which was filed as Exhibit 4(v) to the  Company's  Annual
            Report on Form 10-K for the year ended  September  30, 1994,  and is incorporated herein by reference.
                    The Company and the Additional Registrants agree, pursuant to (b)(4)(iii) of Item 601 of Regulation S-K, to furnish to the Commission, upon request, a copy of each agreement relating to long-term debt where the total amount of debt under each such agreement does not exceed 10% of the Registrants' respective total assets on a consolidated basis.
     *10(a) Written  description of Corporate Annual Incentive Plan for the year ended  September  30, 1994,  which was filed as Exhibit 10(a) to the company's  Annual  Report on Form 10-K for the year ended  September
            30, 1994, and is incorporated herein by reference.
     *10(b) Written description of Corporate Annual Incentive Plan for the year ended September 30, 1995.
     *10(c) 1989 Non-Qualified Deferred Compensation Plan of the Company,
            adopted January 1, 1989, as amended, which was filed as Exhibit
            10(f) to the  Company's  Annual Report on Form 10-K dated as of
            September 30, 1989 and is incorporated  herein by reference.
     *10(d) 1992 Stock Option Plan of the Company,  as amended,  which was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the
            year  ended  September  30,  1994,  and is  incorporated  herein  by reference.
     *10(e) Directors' Stock Option Plan of the Company,  as amended,  which was filed as Exhibit 10(d) to the  Company's  Annual Report on Form 10-K
            for the year ended September 30, 1994, and is incorporated herein by reference.
     *10(f) 1994 Stock Option Plan of the Company,  as amended,  which was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the
            year  ended  September  30,  1994,  and is  incorporated  herein  by reference.
     *10(g) Directors'  Unit  Award  Plan of the  Company,  which  was  filed as
            Exhibit  10(i) to the Company's  Registration  Statement on Form S-4
            (No.  33-53701)  filed May 18, 1994, and is  incorporated  herein by reference.
     *10(h) Description of Flexible  Benefits  Plan,  which was filed as Exhibit
            10(g) to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1994, and is incorporated herein by reference..
     *10(i) Employment  Agreement,  dated July 21, 1992, between the Company and
            E. Mac Crawford,  Director, President and Chief Operating Officer of
            the Company,  which was filed as Exhibit 10(f) to the Company's
            Annual Report on Form 10-K dated  September  30,  1992 and is incorporated herein by reference.
     *10(j) Employment  Agreement,  dated July 21, 1992, between the Company and
            Lawrence W.  Drinkard,  Director and Senior Vice President - Finance
            (principal  financial  officer) of the  Company,  which was filed as
            Exhibit  10(g) to the  Company's  Annual  Report on Form 10-K  dated
            September 30, 1992 and is incorporated herein by reference.
     *10(k) Employment  Agreement,  dated February 28, 1995, between the Company and John Cook Barlett, Senior Vice President - Clinical Strategies.
     *10(l) Employment Agreement, dated March 31, 1995, between the Company and
            Craig L. McKnight, Executive Vice President - Office of the
            Chairman.
     *10(m) Employment Agreement, dated October 1, 1995, between the Company and
            E. Mac Crawford, Chairman of the Board of Directors, President and
            Chief Executive Officer.
     21     List of subsidiaries of the Company.
     23     Consent of independent public accountants.
     27     Financial Data Schedule
-------------------------------------

            *Constitutes a management contract or compensatory plan arrangement.

(b)  Reports on Form 8-K:

     There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1995.

(c)  Exhibits Required by Item 601 of Regulation S-K:

     Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.


(d)  Financial Statement Schedules Required By Regulation S-X:

     Separate financial statements and schedules of Magellan Health Services, Inc. ("Parent Company") have been omitted since the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X of the Parent Company's consolidated subsidiaries do not exceed 25% of the consolidated net assets of the Company as of September 30, 1995.

                                                    SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MAGELLAN HEALTH SERVICES, INC.
                                               (Registrant)



Date:       December   27, 1995                /s/ Craig L. McKnight
       ------------------------------          ----------------------
                                               Craig L. McKnight
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)


              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                             Title                       Date


 /s/ E. Mac Crawford           Chairman of the Board of       December 27, 1995
---------------------          Directors, President and       ----------------
     E. Mac Crawford           Chief Executive Officer


  /s/ Edwin M. Banks            Director                       December 27, 1995
-------------------------                                     ----------------
     Edwin M. Banks


 /s/ Andre C. Dimitriadis      Director                       December 27, 1995
-------------------------                                     ----------------
     Andre C. Dimitriadis

 /s/ A.D. Frazier, Jr.         Director                       December 27, 1995
-------------------------                                     ----------------
     A.D. Frazier, Jr.

 /s/ Raymond H. Kiefer         Director                       December 27, 1995
-------------------------                                     ----------------
     Raymond H. Kiefer


 /s/ Gerald L. McManis         Director                       December 27, 1995
-------------------------                                     ----------------
     Gerald L. McManis

                        MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                              INDEX TO FINANCIAL STATEMENTS


         The following Consolidated Financial Statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                           Page
Magellan Health Services, Inc.:

         Report of independent public accountants........................  F-2

         Consolidated balance sheets as of September 30, 1994 and 1995...  F-3

         Consolidated statements of operations for the years ended
          September 30, 1993, 1994 and 1995..............................  F-5

         Consolidated statements of changes in stockholders' equity
           for the years ended September 30, 1993, 1994, and 1995.......   F-6

         Consolidated statements of cash flows for the years ended
           September 30, 1993, 1994 and 1995............................   F-7

         Notes to Consolidated Financial Statements.....................   F-8



         The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                           Page

         Schedule  II -- Valuation and qualifying accounts..............   S-1



                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Magellan Health Services, Inc.:

         We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) formerly (Charter Medical Corporation) and subsidiaries as of September 30, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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


         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health Services, Inc. and subsidiaries as of September 30, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Atlanta, Georgia
November 9, 1995
(Except with respect to the matters discussed in Note 13, as to which the date is December 20, 1995.)


                                    MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                                 (In thousands)

                                                     ASSETS

                                                                                            September 30,
                                                                                    ------------------------------
                                                                                       1994                1995
                                                                                       ----                ----
                                                                                    ------------         ---------
Current Assets:
     Cash, including cash equivalents of $68,237 in 1994 and
       $60,234 in 1995 at cost which approximates market value...........           $    129,603         $ 105,514
     Accounts receivable, less allowance for doubtful accounts of
       $43,555 in 1994 and  $48,741  in 1995.............................                170,295           181,163
     Supplies............................................................                  6,097             5,768
     Other current assets................................................                 18,632            13,130
                                                                                    ------------         ---------
          Total Current Assets...........................................                324,627           305,575

Assets Restricted for Settlement of Unpaid Claims........................                 74,532            94,138

Property and Equipment:
     Land................................................................                 96,373            88,019
     Buildings and improvements..........................................                360,586           377,169
     Equipment...........................................................                 92,044           111,554
                                                                                    ------------         ---------
                                                                                        549,003           576,742
     Accumulated depreciation............................................               (56,967)          (90,877)
                                                                                    ------------         ---------
                                                                                        492,036           485,865
     Construction in progress............................................                 2,309             2,902
                                                                                    ------------         ---------
      Total Property and Equipment.......................................               494,345           488,767

Other Long-Term Assets...................................................                14,355            33,249

Reorganization Value in Excess of Amounts
  Allocable to Identifiable Assets.......................................                26,001                --

Other Intangible Assets, net of accumulated amortization of                              27,620            61,829
  $1,876 in 1994 and $9,406 in 1995......................................





                                                                                    ------------         ---------
                                                                                  $     961,480        $  983,558
                                                                                    ============         =========


                                        MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                   (In thousands, except shares and per share amounts)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  September 30,
                                                                                        -----------------------------------
                                                                                           1994                  1995
                                                                                        ------------         --------------
Current Liabilities:
     Accounts payable........................................................           $    50,745          $      71,020
     Accrued liabilities.....................................................               158,901                139,908
     Current income taxes payable............................................                 2,749                    435
     Current maturities of long-term debt and capital lease obligations......                 2,653                  2,799
                                                                                        ------------         --------------
          Total Current Liabilities..........................................               215,048                214,162

Long-Term Debt and Capital Obligations.......................................               533,476                538,770

Deferred Income Tax Liabilities..............................................                12,380                     --

Reserve for Unpaid Claims....................................................               100,250                100,125

Deferred Credits and Other Long-Term Liabilities.............................                44,105                 41,941

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, without par value
          Authorized - 10,000 shares
          Issued and outstanding - none......................................                    --                     --
     Common Stock, par value $.25 per share
          Authorized - 80,000 shares
          Issued and outstanding - 26,899 shares in 1994
            and 28,405 shares in 1995........................................                 6,725                  7,101
     Other Stockholders' Equity
          Additional paid-in capital.........................................               244,339                253,295
          Accumulated deficit................................................              (119,042)              (161,840)
          Unearned compensation under ESOP...................................               (73,527)                    --
          Warrants outstanding...............................................                   180                     64
          Common Stock in Treasury, 462 shares...............................                    --                 (9,238)
          Cumulative foreign currency adjustments............................                (2,454)                  (822)
                                                                                        ------------         --------------
                                                                                             56,221                 88,560




                                                                                        ------------         --------------
                                                                                      $     961,480                983,558
                                                                                        ============         ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




                                  MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (In thousands, except per share amounts)

                                                                                   Year Ended September 30,
                                                                        -----------------------------------------------
                                                                          1993            1994              1995
                                                                        ----------      ----------     ----------------

Net revenue.....................................................       $   897,907      $  904,646    $      1,151,736
                                                                        ----------      ----------     ----------------
Costs and expenses
          Salaries, supplies and other operating expenses.......           640,847         661,516             864,165
          Bad debt expense......................................            67,300          70,623              92,022
          Depreciation and amortization.........................            26,382          28,354              38,087
          Amortization of reorganization value in excess of
            amounts allocable to identifiable assets............            42,678          31,200              26,000
          Interest, net.........................................            74,156          39,394              55,237
          ESOP expense..........................................            45,874          49,197              73,527
          Stock option expense (credit).........................            38,416          10,614                (467)
          Unusual item..........................................                --          71,287              57,437
                                                                        ----------      ----------     ----------------
                                                                           935,653         962,185            1,206,008
                                                                        ----------      ----------     ----------------
Loss from continuing operations before
  income taxes and extraordinary items..........................          (37,746)         (57,539)             (54,272)
Provision for (benefit from) income taxes.......................            1,874          (10,536)             (11,309)
                                                                        ----------      ----------     ----------------
Loss from continuing operations before extraordinary items......          (39,620)         (47,003)             (42,963)
Discontinued operations:
          Loss from discontinued operations (net of income
            tax benefit of $10,708).............................          (14,703)              --                   --
          Gain on disposal of discontinued operations (net of
            income tax provision of $42,838)....................           10,657               --                   --
                                                                        ----------      ----------     ----------------
Loss before extraordinary items.................................          (43,666)         (47,003)             (42,963)
Extraordinary items - loss on early extinguishment of debt
  (net of income tax benefit of $5,298 in 1993 and
  $8,410 in 1994)...............................................           (8,561)         (12,616)                  --
                                                                        ----------      ----------     ----------------
Net loss........................................................      $   (52,227)      $  (59,619)             (42,963)
                                                                        ==========      ==========     ================
Average number of common shares outstanding.....................           24,875           26,394               27,870
                                                                        ==========      ==========     ================
Loss per common share:
          Loss from continuing operations before
            extraordinary items..................................      $     (1.59)      $    (1.78)    $         (1.54)
          Loss from discontinued operations and gain on
            disposal of discontinued operations, net............            (0.16)              --                  --
                                                                        ----------      ----------     ----------------
          Loss before extraordinary items.......................            (1.75)           (1.78)              (1.54)
Extraordinary loss on early extinguishment of debt..............            (0.35)           (0.48)                 --
                                                                        ----------      ----------     ----------------
Net Loss........................................................      $     (2.10)      $    (2.26)    $         (1.54)
                                                                        ==========      ==========     ================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                    MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In thousands)

                                                                               Year Ended September 30,
                                                               ----------------------------------------------------------
                                                                    1993                 1994                 1995
                                                               ----------------     ----------------     ----------------

Common Stock:
          Balance, beginning of period....................     $         6,207      $         6,250      $         6,725
          Exercise of options and warrants................                  43                  475                   24
          Pooling of Mentor...............................                  --                   --                  352
                                                               ----------------     ----------------     ----------------
          Balance, end of period..........................               6,250                6,725                7,101
                                                               ----------------     ----------------     ----------------

Additional Paid-in Capital:
          Balance, beginning of period....................             198,623              237,581              244,339
          Stock option expense (credit)...................              38,416               10,614                (467)
          Exercise of options and warrants................                 542               (3,856)                 624
          Pooling of Mentor...............................                  --                   --                8,799
                                                               ----------------     ----------------     ----------------
          Balance, end of period..........................              237,581              244,339              253,295
                                                               ----------------     ----------------     ----------------

Accumulated Deficit:
          Balance, beginning of period....................              (7,196)             (59,423)            (119,042)
          Net loss........................................             (52,227)             (59,619)             (42,963)
          Pooling of Mentor...............................                  --                   --                  165
                                                               ----------------     ----------------     ----------------
          Balance, end of period..........................             (59,423)            (119,042)            (161,840)
                                                               ----------------     ----------------     ----------------

Unearned Compensation under ESOP:
          Balance, beginning of period.....................           (187,128)            (122,724)             (73,527)
          ESOP expense.....................................             45,874               49,197               73,527
          ESOP expense of discontinued operations..........             18,530                   --                   --
                                                               ----------------     ----------------     ----------------
          Balance, end of period...........................           (122,724)             (73,527)                  --
                                                               ----------------     ----------------     ----------------

Warrants Outstanding:
          Balance, beginning of period.....................                283                  274                  180
          Exercise of warrants.............................                 (9)                 (94)                (116)
                                                               ----------------     ----------------     ----------------
          Balance, end of period...........................                274                  180                   64
                                                               ----------------     ----------------     ----------------

Common Stock in Treasury:
          Balance, beginning of period......................                --                   --                   --
          Purchases of treasury stock.......................                --                   --               (5,349)
          Reacquisition of shares under shareholder note....                --                   --               (3,889)
                                                               ----------------     ----------------     ----------------
          Balance, end of period............................                --                   --               (9,238)
                                                               ================     ================     ================

Cumulative Foreign Currency Adjustments:
          Balance, beginning of period.....................               (365)              (4,660)              (2,454)
          Foreign currency translation gain (loss).........             (4,295)               2,206                1,632
                                                               ----------------     ----------------     ----------------
          Balance, end of period...........................             (4,660)              (2,454)                (822)
                                                               ----------------     ----------------     ----------------

Total Stockholders' Equity.................................    $        57,298      $         56,221     $         88,560
                                                               ================     ================     ================




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                    MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                                                    Year Ended September 30,
                                                                         ------------------------------------------------
                                                                             1993            1994             1995
                                                                         -------------   -------------   ----------------
Cash Flows From Operating Activities
       Net loss.....................................................     $    (52,227)   $    (59,619)   $      (42,963)
                                                                         -------------   -------------   ----------------
            Adjustments to reconcile  net loss to net cash provided by operating activities:
            Loss from discontinued operations.......................           14,703              --                --
            Gain on sale of discontinued operations.................          (10,657)             --                --
            Gain on sale of assets..................................               --              --            (2,961)
            Depreciation and amortization...........................           69,060          59,554            64,087
            Non-cash portion of unusual items.......................               --          70,207            45,773
            ESOP expense............................................           45,874          49,197            73,527
            Stock option expense (credit)...........................           38,416          10,614              (467)
            Non-cash interest expense...............................            7,866           2,005             2,735
            Cash flows from  changes in assets and  liabilities,  net of effects from sales and acquisitions of businesses:
                 Accounts receivable, net...........................            7,909          (7,533)            7,280
                 Other current assets...............................           (2,541)          4,563             9,533
                 Other long-term assets.............................           (5,239)          2,860            (5,813)
                 Accounts payable and accrued liabilities...........          (30,443)        (13,017)          (11,645)
                 Income taxes payable and deferred income taxes.....            1,482         (26,759)          (16,761)
                 Reserve for unpaid claims..........................            4,119           1,215            (5,885)
                 Extraordinary loss on early extinguishment
                   of debt..........................................            8,561          12,616                --
                 Other..............................................           (6,925)         (7,556)          (20,820)
                                                                         -------------   -------------   ----------------
                 Total adjustments..................................          142,185         157,966           138,583
                                                                         -------------   -------------   ----------------
                       Net cash provided by operating activities....           89,958          98,347            95,620
                                                                         -------------   -------------   ----------------

Cash Flows From Investing Activities
       Capital expenditures.........................................          (11,101)        (14,626)          (20,224)
       Acquisitions of businesses...................................               --        (130,550)          (61,980)
       (Increase) decrease in assets restricted for settlement
         of unpaid claims...........................................          (14,152)          7,076           (19,606)
       Proceeds from sale of assets (including discontinued
         operations)................................................          354,173          16,584             5,879
       Cash flows from discontinued operations......................           42,487              --                --
       Other........................................................               --              --            (1,050)
                                                                         -------------   -------------   ----------------
                       Net cash provided by (used in)
                         investing activities.......................          371,407        (121,516)          (96,981)
                                                                         -------------   -------------   ---------------

Cash Flows From Financing Activities
       Payments on debt and capital lease obligations...............         (533,942)       (311,553)          (46,779)
       Proceeds from issuance of debt...............................           17,200         381,798            28,869
       Proceeds from exercise of stock options and warrants.........              576           1,315               531
       Purchases of treasury stock..................................               --              --            (5,349)
       Tax benefit related to the exercise of stock options.........               --           9,424                --
       Income tax payments made on behalf of stock optionee.........               --         (14,214)               --
                                                                         -------------   -------------   --------------
                       Net cash provided by (used in)
                         financing activities.......................         (516,166)         66,770            (22,728)
                                                                         -------------   -------------   ----------------

Net increase (decrease) in cash and cash equivalents................          (54,801)         43,601            (24,089)
Cash and cash equivalents at beginning of period....................          140,803          86,002            129,603
                                                                         -------------   -------------   ----------------
Cash and cash equivalents at end of period..........................    $      86,002   $     129,603    $       105,514
                                                                         =============   =============   ================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                    MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 September 30, 1995


1.  Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements of Magellan Health Services, Inc. ("the Company") (formerly Charter Medical Corporation) include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         On June 2, 1992, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The prepackaged plan of reorganization (the "Plan") effected a restructuring of the Company's debt and equity capitalization (the "Restructuring"). The Company's Plan was confirmed on July 8, 1992, and became effective on July 21, 1992 (effective on July 31, 1992 for financial reporting purposes). The consolidated financial statements for the three years in the period ended September 30, 1995 are presented for the Company after the consummation of the Plan. These statements were prepared under the principles of fresh start accounting. (See Note 3.)

         The Company provides behavioral healthcare services in the United States, the United Kingdom and Switzerland. The Company's principal services include inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment and residential services.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Revenue

         Net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

Advertising Costs

         The Company  adopted AICPA  Statement of Position  93-7,  "Reporting on
Advertising Costs," ("SOP 93-7") effective October 1, 1994. The financial statement impact of conforming to SOP 93-7 was not material.

         The production costs of advertising are expensed as incurred. Direct-response advertising costs are capitalized and amortized over the expected period of future benefit. Direct-response advertising costs consist primarily of radio and television air time, which are amortized as utilized, and printed media services. At September 30, 1994 and 1995, capitalized advertising costs were not material. Advertising expense was approximately $39.4 million, $35.6 million and $33.5 million for the years ended September 30, 1993, 1994 and 1995, respectively.

Charity Care

         The Company provides care without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the years ended September 30, 1993, 1994 and 1995, the Company provided, at its established billing rates, approximately $33.1 million, $29.3 million and $41.2 million, respectively, of such care.

Interest, Net

         The Company records interest expense net of capitalized interest and interest income. Interest income for the years ended September 30, 1993, 1994, and 1995 was approximately $3.6 million, $4.4 million and $3.7 million, respectively.

Cash and Cash Equivalents

         Cash  equivalents  are  short-term,   highly  liquid   interest-bearing
investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

Concentration of Credit Risk

         Accounts receivable from patient revenue subject the Company to a concentration of credit risk with third party payors that include insurance companies, managed healthcare organizations and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

Assets Restricted for the Settlement of Unpaid Claims

         Assets restricted for the settlement of unpaid claims include marketable securities which are carried at fair market value. Transfer of such investments from the insurance subsidiaries to the Company or any of its other subsidiaries is subject to meeting certain criteria under the Revolving Credit Agreement (as defined herein) and approval by certain regulatory authorities.

         During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, investments are classified into three categories: (i) held to maturity; (ii) available for sale; and (iii) trading. Unrealized holding gains or losses are recorded for trading and available for sale securities. The Company's investments are classified as available for sale and the adoption of FAS 115 did not have a material effect on the Company's financial statements, financial condition and liquidity or results of operations. The unrealized gain or loss on investments available for sale was not material at September 30, 1994 and 1995.

Property and Equipment

         As a result of the adoption of fresh start accounting, property and equipment were adjusted to their estimated fair value as of July 31, 1992 and historical accumulated depreciation was eliminated. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company removes the cost and related accumulated depreciation from the accounts for property sold or retired, and any resulting gain or loss is included in operations. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which averaged 22 years for buildings and improvements and three to ten years for equipment. Depreciation expense was $25.9 million, $27.4 million and $35.1 million for the years ended September 30, 1993, 1994 and 1995, respectively.

Excess Reorganization Value

         Excess Reorganization Value that resulted from fresh start accounting was amortized on a straight-line basis over the three-year period ended July 31, 1995. The unamortized Excess Reorganization Value of $58.6 million attributable to the general hospitals sold on September 30, 1993 reduced the gain from the disposal of such hospitals. Excess Reorganization Value was reduced by approximately $21 million during fiscal 1993 to reflect the recognition of tax benefits related to pre-Plan tax loss carry forwards. (See Note 3.)

Intangible Assets

         Intangible assets are composed principally of goodwill, which represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and related non-compete agreements. Goodwill is generally amortized using the straight-line method over 25 to 35 years and related non-compete agreements are amortized over the term of the agreements.

         The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company in fiscal 1994 and 1993. Impairment losses of approximately $4.0 million were recorded in 1995. (See Note 4)

Foreign Currency

         Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

Net Loss Per Common Share

         Net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were anti-dilutive for the periods presented and therefore were excluded from the calculation.

Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective October 1, 1994. The financial statement impact of adopting FAS 121 was not material. The application of FAS 121 subsequent to the adoption date resulted in the Company recording approximately $27.0 million in impairment losses in fiscal 1995. (See Note 4.)

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating FAS 123. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than October 1, 1996.

2.  Acquisitions, Joint Ventures and Discontinued Operations

         During fiscal 1994, the Company agreed to acquire 40 psychiatric hospitals (the "Acquired Hospitals") from National Medical Enterprises ("NME"). The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals (the "Hospital Acquisiton"). During the year ended September 30, 1995, the Company received approximately $3.5 million from NME as a partial payment related to the settlement of the working capital portion of the purchase price.

         On June 30, 1994, the Company completed the purchase of 27 of the Acquired Hospitals for a cash purchase price of approximately $129.6 million, which included approximately $39.3 million, subject to adjustment, for the net working capital of the facilities. On October 31, 1994, the Company completed the purchase of three additional Acquired Hospitals for a cash purchase price of approximately $5 million, which included approximately $2.2 million related to the net working capital of the facilities. On November 30, 1994, the Company completed the purchase of the remaining ten Acquired Hospitals for a cash purchase price of approximately $36.8 million, including approximately $9.5 million related to the net working capital of ten Acquired Hospitals. The
Company accounted for the Hospital Acquisition using the purchase method of accounting. The operating results of the Acquired Hospitals are included in the Company's Consolidated Statements of Operations from the respective dates of acquisition.

         The following unaudited pro forma financial information presents the results of operation for the Company for the years ended September 30, 1994 and 1995 as if the Acquired Hospitals had been purchased on October 1, 1993. The pro forma information does not purport to be indicative of the results which would actually have been attained had the Hospital Acquisition been completed on such date or which may be attained in the future. (In thousands, except for per share data.)

                                                                                  For the Year Ended
                                                    -------------------------------------------------------------------------------
                                                          September 30, 1994                     September 30, 1995
                                                    --------------------------------         -----------------------------
                                                       Actual            Pro Forma           Actual            Pro Forma
                                                    -------------       ------------         ----------       ------------

Net revenue..................................      $     904,646        $1,161,250           $1,151,736       $1,164,086

Loss before extraordinary items..............            (47,003)          (41,733)             (42,963)         (42,360)
Net loss.....................................            (59,619)          (54,349)             (42,963)         (42,360)

Loss per common share:
          Loss before extraordinary items....              (1.78)            (1.58)               (1.54)           (1.52)
          Net loss...........................              (2.26)            (2.06)               (1.54)           (1.52)


         In January 1995, the Company acquired National Mentor, Inc. ("Mentor") by issuing 1,409,978 shares of Common Stock. Mentor provides specialized health services in mentor homes. The acquisition was accounted for as a pooling of interests, effective January 1, 1995. The consolidated financial statements of the Company were not restated for periods prior to January 1, 1995, as the effect of restatement would not have been material to such periods.

         In February 1995, the Company acquired Westwood Pembroke Health System, which includes two psychiatric hospitals and a professional group practice. The Company accounted for the acquisition using the purchase method of accounting.

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

Discontinued Operations

         On September 30, 1993, the Company sold its general hospitals and the related assets for approximately $338 million. The Company retained the assets and liabilities relating to these subsidiaries for professional liability claims incurred and cost report settlements for periods prior to September 30, 1993. On September 15, 1993, the Company sold its interest in Beech Street of California, Inc. ("Beech Street"). (See Note 12) Beech Street operates preferred provider networks and provides utilization review services to third parties. Immediately prior to the sale, the Company owned 71.1% of the voting stock and 19.8% of the equity ownership of Beech Street. Summarized results of the discontinued operations were as follows (in thousands):

                                                                Year ended
                                                               September 30,
                                                                   1993
                                                            -------------------

Net revenue..........................................       $    372,431
Operating and bad debt expenses......................            308,706
Amortization of reorganization value in excess of
  amounts allocable to identifiable assets...........             32,000
Other expenses (1)...................................             46,428
                                                            ------------
Net loss.............................................       $    (14,703)
                                                            ============

------------------------------------

(1)      Included in these amounts are income taxes and interest expense related
         to  debt   specifically   identifiable  as  debt  of  the  discontinued
         operations. Such interest expense is not material.

         The net assets, results of operations and the gains on the sales of the general hospitals and Beech Street have been reported in the accompanying financial statements as discontinued operations. Therefore, the financial statements for the year ended September 30, 1993, have been presented to segregate these amounts from continuing operations.

3.  The Restructuring and Fresh Start Reporting

         The consummation of the Plan discussed in Note 1 resulted in, among other things, (i) a reduction of approximately $700 million in long-term debt,
(ii) elimination of $233 million of preferred stock and (iii) the issuance of approximately 24.8 million shares of Common Stock to certain holders of debt securities, the preferred stockholders and common stockholders.

         As a result of the consummation of the Plan, the financing under the $880 Million Credit Agreement between the Company and certain banks dated September 1, 1988 was replaced by new facilities under the Amended and Restated Credit Agreement, dated July 21, 1992, among the Company and certain banks (the "Credit Agreement").

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

         Under the principles of fresh start accounting, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets on the basis of their estimated fair value. Accordingly, the Company's property and equipment were reduced and its intangible assets were written off. In addition, the Company's accumulated deficit, common stock in treasury and cumulative foreign currency adjustments were eliminated. The excess of the reorganization value over the value of identifiable assets was reported as "reorganization value in excess of amounts allocable to identifiable assets" (the "Excess Reorganization Value").

         The total reorganization value assigned to the Company's assets was estimated by calculating projected cash flows before debt service requirements, for a five-year period, plus an estimated terminal value of the Company (calculated using a multiple of approximately six (6) on projected EBDIT (which is net revenue less operating and bad debt expenses)), each discounted back to its present value using a discount rate of 12% (representing the estimated after-tax weighted cost of capital). This amount was approximately $1.2 billion and was increased by (i) the estimated net realizable value of assets to be sold and (ii) estimated cash in excess of normal operating requirements. The above calculations resulted in an estimated reorganization value of approximately $1.3 billion, of which the Excess Reorganization Value was $225 million, of which $129 million related to continuing operations. The Excess Reorganization Value was amortized over the three-year period ended July 31, 1995.

4.  Unusual Items

Insurance Settlements

         Unusual items include resolutions of disputes between the Company and a group of insurance carriers that arose in fiscal 1994 and 1995 related to medical claims paid predominantly in the 1980's. As part of the resolutions, the Company recorded charges of approximately $37.5 million and $29.8 million in 1994 and 1995, respectively. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

         Amounts payable in future periods under the insurance settlements are as follows (in thousands):


                           1996                        $23,003
                           1997                         11,700
                           1998                         10,347


Facility Closures

         As a result of the Hospital Acquisition, the Company reassessed its business strategy in certain markets at the end of fiscal 1994. The Company established a plan to consolidate services in selected markets and close or sell certain facilities owned prior to the Hospital Acquisition. The Company recorded a charge of $23 million in fiscal 1994 primarily to write down the property and equipment at these facilities to their net realizable value.

         During 1995, the Company consolidated, closed or sold fifteen psychiatric facilities (the "Closed Facilities"). The Closed Facilities, in aggregate, operated at unprofitable levels during fiscal 1995 and, in the opinion of management, would have continued to operate at unprofitable levels in the foreseeable future. The Closed Facilities that are still owned by the Company will be sold, leased or used for alternative purposes depending on the market conditions in each geographic area.

         The Company recorded additional charges of approximately $3.6 million related to facility closures in the fourth fiscal quarter of 1995 as follows (in thousands):


                                                              1995
                                                         ----------------

Severance and related benefits..................        $          2,132
Contract terminations...........................                     479
Other...........................................                   1,013
                                                         ---------------
                                                        $          3,624

         Approximately 500 employees were terminated at the facilities closed in the fiscal fourth quarter of 1995. Severance and related benefits paid and charged against the resulting liability were approximately $1.3 million in fiscal 1995. Other exit costs paid and applied against the resulting liability were approximately $212,000 in fiscal 1995.

         The following table presents revenues, operating and bad debt expenses and net loss of the Closed Facilities (in thousands):

                                         Year Ended September 30,
                                     --------------------------------
                                        1993        1994      1995
                                        ----        ----      ----

Net revenue......................... $  36,592   $ 38,165   $  50,478
Operating and bad debt expenses.....    34,294     40,541      52,542
Net loss............................    (1,808)    (5,014)     (5,171)


Asset Impairments

         As discussed in Note 1, the Company adopted FAS 121 effective October 1, 1994. During fiscal 1995, the Company recorded impairment losses on property and equipment and intangible assets of approximately $23.0 million and $4.0 million, respectively. The impairment losses were primarily related to assets to be held and used. Such losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and current period operating losses at certain of the Company's operating facilities combined with projected future operating losses. Fair values of the long-lived assets that have been written down were determined using the best available information in each individual circumstance, which included quoted market price, comparable sales prices for similar assets or valuation techniques utilizing present value of estimated expected cash flows.

Other

         During fiscal 1994, the Company recorded a charge of approximately $4.5 million related to the relocation of the Company's executive offices. During fiscal 1995, the Company recorded a gain of approximately $3 million related to the sale of three psychiatric hospitals.

5.  Benefit Plans

         The Company maintains an Employee Stock Ownership Plan (the "ESOP"), a noncontributory retirement plan that enables eligible employees to participate in the ownership of the Company. At September 30, 1995, the ESOP owed the Company approximately $38.1 million.

         The Company had recorded unearned compensation to reflect the cost of Common Stock purchased by the ESOP but not yet allocated to participants' accounts. In the period that shares are allocated or projected to be allocated to participants, ESOP expense is recorded and unearned compensation is reduced. All shares have been allocated to the participants as of September 30, 1995. Interest expense on the remaining portion of the debt incurred to finance the ESOP transaction amounted to approximately $10.4 million, $6.2 million and $0 for fiscal 1993, 1994 and 1995, respectively, and is included in interest expense in the statements of operations.

         The Internal  Revenue  Service has ruled that the ESOP qualifies  under
Section 401 of the Internal Revenue Code of 1986, as amended. Such determination allows the Company to deduct its contributions to the ESOP for federal income tax purposes.

         During fiscal 1992, the Company reinstated a defined contribution plan (the "401-K Plan"). Employee participants can elect to voluntarily contribute up to 5% of their compensation to the 401-K Plan. Effective October 1, 1992, the Company began making contributions to the 401-K Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation. During the years ended September 30, 1993, 1994 and 1995, the Company made contributions of approximately $2.5 million, $4.9 million and $5.8 million, respectively, to the 401-K Plan.

6.  Long-Term Debt and Capital Lease Obligations


         Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1994 and 1995 is as follows (in thousands):

                                                                 September 30,       September 30,
                                                                    1994                1995
                                                                    ----                ----

Revolving Credit Agreement due through 1999
  (7.625% at September 30, 1995).............................    $    72,584         $    80,593
11.25% Senior Subordinated Notes due 2004....................        375,000             375,000
8.0 % to  10.75% Mortgage and other collateralized
  notes payable through......................................          6,434               5,268
Variable rate secured notes due through 2013
  (4.5 % to 4.6% at September 30, 1995.......................         63,125              62,025
7.5% Swiss Bonds.............................................          6,443               6,443
4.6% to  12.5% Capital lease obligations due through 2014....         12,870              12,617
                                                                      ------              ------
                                                                     536,456             541,946
          Less amounts due within one year...................          2,653               2,799
          Less debt service funds............................            327                 377
                                                                         ---                ----
                                                                 $   533,476          $  538,770
                                                                 ===========          ==========

         The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1995 are as follows (in thousands): 1996 -- $2,799; 1997 -- $2,967; 1998 -- $2,522; 1999 --
$82,878; and 2000 -- $1,993.

         The Senior Subordinated Notes, which are carrried at cost, had a fair value of approximately $402 million at September 30, 1995 based on a market quote. The Company's remaining debt is also carried at cost, which approximates fair market value.

Revolving Credit Agreement

         On May 2, 1994, the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregate committed amount of $300 million (the "Revolving Credit Agreement"). Proceeds from the Revolving Credit Agreement were used (i) to refinance certain mortgage indebtedness of certain subsidiaries of the Company in the principal amount of approximately $14.7 million and the loans to certain subsidiaries of the Company outstanding under the Credit Agreement in the principal amount of approximately $46.8 million, (ii) for continued credit enhancement of certain currently outstanding variable rate demand notes issued by or for the benefit of certain subsidiaries of the Company and (iii) for working capital and other general corporate purposes, including to finance, in part, the Hospital Acquisition and to finance other permitted acquisitions and investments.

         The amounts available under the Revolving Credit Agreement will be reduced by the amounts and on the dates indicated below (in thousands):

                    Amount                         Date
                    ------                         ----

                    $ 23,756                 March 31, 1996
                      47,512                 March 31, 1997
                      32,512                 March 31, 1998
                     175,000                 March 31, 1999

         In addition to the scheduled reductions above, the Revolving Credit Agreement commitment shall be reduced (i) by an amount equal to 70% (or if a default or an event of default exists, 100%) of the net proceeds of certain asset sales, (ii) by an amount equal to 25% (or if a default or an event of default exists, 100%) of the net proceeds of certain issuances or sales of the Company's capital stock or other equity interests, except that no such reduction shall be required if the Company meets specified financial ratios and no default or event of default has occurred and is continuing, and (iii) by an amount equal to the principal amount of permitted subordinated indebtedness subject to a required repurchase or repurchase offer by the Company as a result of any asset sale. All such reductions described in the foregoing clauses (i) through (iii) shall be applied first on a pro rata basis to all scheduled reductions of the Revolving Credit Agreement other than the last scheduled reduction of the Revolving Credit Agreement, and thereafter to the last scheduled reduction. On September 29, 1995, the Company voluntarily reduced the commitment by $15.0 million.

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

Senior Subordinated Notes

         Also on May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 (the "Notes") and are general unsecured obligations of the Company. Interest on the Notes is payable semi-annually on each April 15 and October 15. The Notes were originally issued as unregistered securities and later exchanged for securities which were registered with the Securities and Exchange Commission. Due to a delay in the registration of the notes to be exchanged, the Company was required to increase the interest rate on the Notes by 50 basis points per annum for the period September 1, 1994 through October 21, 1994, the date of issuance of the notes to be exchanged. Proceeds of $181.8 million from the sale of the Notes were used to defease, and, subsequently on June 9, 1994, to redeem the Company's outstanding 7.5% Senior Subordinated Debentures due 2003 (the "Debentures"). Certain remaining proceeds were used, along with proceeds from the Revolving Credit Agreement, to finance the Hospital Acquisition. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Notes.

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


                                       Redemption
          Year                            Price
          ----                            -----

          1999...................        105.625%
          2000...................        103.750%
          2001...................        101.875%
          2002 and thereafter....        100.000%

Covenants

         The Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Revolving Credit Agreement also limits the Company's ability to incur capital expenditures and requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants at September 30, 1995.

Extraordinary Losses

         The consolidated statements of operations for the years ended September 30, 1993 and 1994 include extraordinary after-tax losses of approximately $8.6 and $12.6 million, respectively, resulting from the early extinguishment of debt. The loss during fiscal 1993 includes fees incurred upon the retirement of the Senior Secured Notes, certain debt under the Credit Agreement and mortgages on the general hospitals and the write-off of the unamortized discount or premium remaining on certain debt. The extraordinary loss in fiscal 1994 was related to the defeasance of the Debentures and the pay-off of certain subsidiary mortgages and includes the difference between the redemption price and the carrying value of the Debentures and prepayment penalties related to the subsidiary mortgages.

Leases

         The Company leases certain hospital facilities, some of which may be purchased during the term or at expiration of the leases. The book value of capital leased assets was approximately $8.7 million at September 30, 1995. The leases, which expire at various dates through 2069, generally require the Company to pay all maintenance, property tax and insurance costs.

         At September 30, 1995, aggregate amounts of future minimum payments under operating leases were as follows: 1996 - $9.7 million; 1997 - $6.7 million; 1998 - $5.2 million; 1999 - $3.8 million; 2000 - $2.4 million;
subsequent to 2000 - $50.5 million.

         Rent expense for the years ended September 1993, 1994 and 1995 was $11.3 million, $11.4 million and $15.4 million, respectively.

7.  Stockholders' Equity

         Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, $.25 par value per share, and 10 million shares of preferred stock, without par value. Under the terms of the Plan, approximately 24.8 million shares of common stock were issued to certain holders of debt securities, the preferred stockholders, and common stockholders. No shares of preferred stock have been issued as of September 30, 1995.

Common Stock

         The Company is prohibited from paying dividends (other than dividends payable in shares of Common Stock) on its Common Stock under the terms of the Revolving Credit Agreement except under certain limited circumstances.

1992 Stock Option Plan

         The 1992 Stock Option Plan  provides for the issuance of  approximately
3.4 million options to purchase shares of Common Stock. A summary of changes in options outstanding and other related information is as follows:

                                                Year Ended September 30,
                                                ------------------------
                                           1993           1994           1995
                                           ----           ----           ----

Balance, beginning of period......      3,416,826      3,228,076       772,516
          Granted.................        21,750           6,000            --
          Canceled................       (27,000)        (24,000)      (10,500)
          Exercised...............      (183,500)     (2,437,560)      (46,500)
                                        --------      ----------       -------

Balance, end of period............     3,228,076         772,516       715,516
                                       =========         =======       =======

Option prices, end of period......   $.25-$16.875     $4.36-$22.75  $4.36-$22.75
Price range of exercised options..     $4.36         $.25 - $4.36   $4.36-$14.19
Average exercise price............     $4.36            $.62             $6.26


         The exercise price of certain options will be reduced upon termination of employment of certain optionees without cause.

         Options issued pursuant to the 1992 Stock Option Plan are exercisable upon vesting and expire through October 2000. As of September 30, 1995, 100% of the options outstanding were vested.

         Upon the termination of the employment of the Company's former Chairman of the Board on March 4, 1993, and under the provisions of the 1992 Stock Option Plan, all of the former employee's options vested and the option prices were reduced to $.25 per share. Such options totaled 2,220,336 at September 30, 1993. As a result, the Company recognized approximately $21.3 million in additional stock option expense during fiscal 1993. On December 3 and December 29, 1993, all of the options under the 1992 Stock Option Plan held by the former employee were exercised. On December 3, 1993, 326,000 options were exercised and the option exercise price was paid by reducing the number of shares issuable by the number of shares having a fair market value equal to the option exercise price (3,326 shares). This exercise triggered a new measurement date for the options exercised and, since the stock price had increased since March 4, 1993, additional stock option expense of $3.9 million was recognized in fiscal 1994. The option exercise price for the 1,894,336 options exercised on December 29, 1993, was paid in cash; accordingly, no additional stock option expense was triggered. For both of the exercises, the former employee elected to surrender optioned shares (approximately 570,000 shares) as consideration for the payment of required withholding taxes of approximately $14.2 million. These withholdings represent the minimum required tax withholding amounts required in order to avoid triggering a new measurement date and additional compensation expense. The Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded of approximately $9.4 million related to additional stock option expense allowable for income tax purposes.

1994 Stock Option Plan

         The 1994 Stock Option Plan  provides for the issuance of  approximately
1.3 million options to purchase shares of Common Stock. Options must be granted on or before December 31, 1996. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the

Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                Year ended September 30
                                                -----------------------
                                               1994                1995
                                               ----                ----

Balance, beginning of period...........           --             876,500
          Granted......................      921,000             485,000
          Canceled.....................       44,500            (209,169)
          Exercised....................           --                  --
                                              ------            --------
Balance, end of period.................      876,500           1,162,331
                                             =======           =========

Option prices.........................  $22.687.-.$28.312   $15.625 - $27.875



         Options granted under the 1994 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 33-1/3% of the shares covered by the option on each of the first three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than ten years after the date of grant. As of September 30, 1995, 22.9% of the options outstanding were vested.

1994 Employee Stock Purchase Plan

         The 1994 Employee Stock Purchase Plan ("ESPP") covers 600,000 shares of Common Stock that can be purchased by eligible employees of the Company.

         The initial offering period began on April 1, 1994 and expired on March 31, 1995. The second offering period began on April 1, 1995 and will end March 31, 1996. On the first date of these offering periods, each participant was granted an option to purchase shares of common stock at a purchase price equal to 85% of the fair value of the Company's common stock on such date. Total options granted on April 1, 1994 and April 1, 1995 were 85,115 and 41,565, respectively, with option prices of $21.144 and $15.831. A total of 4,872 options were exercised at the end of the first offering period.

         Effective August 1, 1995, the Company amended the ESPP to change the option price in subsequent offering periods to the lesser of (i) 85% of the fair value of Company common stock on the first day of the offering period or (ii) 85% of the fair value of the Company's common stock on the last day of the offering period. Holders of the options from the second offering period as of July 31, 1995 were given the choice of (i) canceling their options to purchase shares of common stock, (ii) exercising the option to purchase shares of common stock at a purchase price of $15.831 or (iii) keeping their options. A total of 11,870 options were exercised on July 31, 1995. The third offering period began August 1, 1995 and will end December 31, 1995. The number of options granted and the option price of the third offering period will be determined on December 31, 1995 when the option price is known.

Directors' Stock Option Plan and Directors' Unit Award Plan

         The Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 175,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the Common Stock on the date of grant. During fiscal 1993, 100,000 options were granted at an exercise price of $14.56 per share. During fiscal 1994, 25,000 of these options were exercised and an additional 25,000 options were granted at an exercise price of $23.163 per share. During fiscal 1995, 25,000 options were granted at an exercise price of $18.875 per share.

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

         In connection with the Plan, the Company issued 114,690 of the 2002 Warrants to purchase one share each of the Company's Common Stock. These warrants, which expire on June 30, 2002, have an exercise price of $5.24 per share. During fiscal 1994 and 1995, 37,395 and 47,392 shares were issued, respectively, upon the exercise of these warrants.

     The 2006 Warrants, which expire on September 1, 2006, were subject to certain adjustments as a result of the Plan, and accordingly, 146,791 of such warrants are currently outstanding with an exercise price of $38.70 per share.

8.  Income Taxes

     The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in thousands):

                                           Year Ended September 30,
                                           ------------------------
                                          1993        1994     1995
                                          ----        ----     ----

Income taxes currently payable:
          Federal..................     $    181  $    --   $    658
          State....................          315       639     1,851
          Foreign..................          986     1,466     1,188

Deferred income taxes:
          Federal..................          370   (11,106)  (13,130)
          State....................          (39)   (1,587)   (1,876)
          Foreign.................            61        52        --
                                              --        --        --
                                        $  1,874  $(10,536)  $(11,309)
                                        ========  ========   ========

     A  reconciliation   of  the  Company's   income  tax  provision   (benefit)
attributable to continuing operations to that computed by applying the statutory federal income tax rate is as follows (in thousands):

                                                Year Ended September 30,
                                                ------------------------
                                              1993       1994       1995
                                              ----       ----       ----

Income tax benefit at federal statutory
  income tax rate.........................   $(13,117)  $(20,139)   $(18,995)
State income taxes, net of federal
  income tax benefit......................        180       (616)        (16)
Amortization of Excess
  Reorganization Value....................     14,831     10,920       9,100
Other -- net..............................        (20)      (701)     (1,398)
                                                  ---       ----      ------
Income tax provision (benefit)............   $  1,874    $(10,536)  $(11,309)
                                             ========    ========   ========

         As of September 30, 1995, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $233 million available to reduce future federal taxable income. These NOL carry forwards expire in 2006 through 2009 and are subject to examination by the Internal Revenue Service. Due to the ownership change which occurred as a result of the Restructuring, the Company's utilization of NOLs generated prior to the Effective Date is significantly limited. Based on these limitations and certain other factors, the Company has recorded a valuation allowance against the entire amount of the NOL deferred tax asset and other deferred tax assets, that in management's opinion, are not likely to be recovered.

         Components of the net deferred income tax liability (asset) at September 30, 1994 and 1995 are as follows (in thousands):


                                                    Year Ended September 30,
                                                    ------------------------
                                                      1994            1995
                                                      ----            ----

Deferred tax liabilities:
   Property and depreciation..................    $    6,636     $    11,952
   Long-term debt and interest................        26,623          27,481
   ESOP.......................................        26,019          17,708
   Other......................................        11,200           6,868
                                                      ------           ------
            Total deferred  tax liabilities...    $   70,478     $    64,009
                                                      ------          ------

Deferred tax assets:
   Operating loss carry forwards..............      (101,443)        (93,171)
   Insurance settlement.......................       (16,031)        (18,752)
   Self-insurance reserves....................       (48,222)        (44,519)
   Restructuring costs........................        (9,365)        (21,042)
   Stock option expense.......................        (6,649)         (4,908)
   Tax capitalization of costs
     expensed for book purposes...............        (5,338)         (5,681)
   Accruals...................................       (14,504)         (6,074)
   Other......................................       (18,632)        (24,832)
                                                     -------         -------
   Total deferred tax assets..................      (220,184)       (218,979)
   Valuation allowance........................       162,086         154,087
                                                     -------         -------
   Deferred tax assets after
     valuation allowance......................       (58,098)        (64,892)
                                                     -------         -------
   Net deferred tax liabilities...............    $   12,380            (883)
                                                  ==========            ====


         Effective January 1, 1993, the federal statutory corporate tax rate increased from 34% to 35%. The effect of the increase was not material to the Company.

         The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1992. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations.

9.  Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):

                                                   September 30,
                                                   -------------
                                                1994           1995
                                                ----           ----

Salaries, wages and other benefits......     $    29,110    $    28,597
Amounts due health insurance payors.....          37,647         10,252
Interest................................          18,535         20,561
Other...................................          73,609         80,498
                                                  ------         ------
                                             $   158,901    $   139,908
                                             ===========    ===========


10.  Supplemental Cash Flow Information

         Supplemental cash flow information for the years ended September 30, 1993, 1994 and 1995 is as follows (in thousands):

                                                  Year Ended September 30,
                                                  ------------------------
                                              1993         1994        1995
                                              ----         ----        ----

Federal and state income taxes paid,
  net of refunds received.................... $11,136     $ 7,097      $ 4,682
Interest paid, net of amounts capitalized....  74,167      25,554       54,302
Liabilities assumed in connection
  with acquisitions:
          Long-term debt.....................      --       4,573           --
          Other liabilities..................      --      12,578       15,040


11.  Commitments and Contingencies

         The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on using the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted, as such claims mature, to reflect revised actuarial estimates based on actual experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

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

12.  Certain Relationships and Related Transactions

         The Company owns 50% of the Charter Medical Building in Macon, Georgia, and leases space in such building for certain corporate offices. Through September 30, 1994, the Company's corporate headquarters were located in the building and the lease, which expired September 30, 1994, provided for an average annual rent of approximately $1.2 million. Currently the Company is paying approximately $45,000 per month in rent on the building. Mr. William A. Fickling, Jr., a former Director and former Chairman of the Board of Directors of the Company, and his father's estate own 25% of the building. In the opinion of management, such office space was leased on terms as favorable as could be obtained from an unaffiliated party. The Company received distributions of approximately $280,000 in 1994.

         On September 15, 1993, the Company sold its ownership interest in Beech Street to the children of Mr. Fickling for approximately $5.5 million, plus the right to receive additional consideration if certain events (e.g. a public offering of Beech Street stock or if Beech Street sells 50% or more of its assets) occur within two years. The Company obtained a fairness opinion by an independent appraisal firm stating that the financial consideration was fair. The Company acquired its ownership interest in a series of related transactions beginning in May 1989, for a total purchase price of $2,956,000. During the period of its ownership, the Company received $1,242,000 in dividend distributions from Beech Street.

         Beech Street was, prior to May 1989, a wholly owned subsidiary of Beech Street, Inc., in which Mr. Fickling beneficially owns a majority of the outstanding stock.

         The Company also has agreements with Beech Street where certain of the Company's hospitals provide services to employers (and their related employee and covered dependent groups) who have entered into agreements with Beech Street to utilize a Beech Street Preferred Provider Organization ("PPO") for hospital and other healthcare services. Such agreements provide for covered services to be rendered under terms (including discounts from the hospital's normal charges) which management of the Company believes are customary for hospital PPO agreements. The Beech Street PPO reviews claims and serves as an intermediary between the Company's hospitals and the contracting employers.
The Company derived approximately $21.4 million, and $5.2 million in revenue from these agreements during fiscal 1993 and 1994, respectively. The aggregate discount from customary charges was 12% in fiscal 1993 and 19% in 1994.

         Gerald L. McManis, who was elected director on February 18, 1994, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm and a subsidiary of MMI Companies, Inc. ("MMI"). Mr. McManis also serves on the Board of Directors of MMI. During fiscal 1993, 1994 and 1995, MAI provided consulting services for the Company related to the development of strategic plans and a review of the Company's business processes. The Company incurred approximately $1.0 million, $1.3 million, and $158,000 in fees for such services during fiscal 1993, 1994 and 1995, respectively, and reimbursed MAI for approximately $128,000, $244,000 and $21,000, respectively, for expenses.

13.  Subsequent Events

         On December 13, 1995, the Company acquired 51% of the outstanding Common Stock of Green Spring Health Services, Inc. ("Green Spring") for approximately $73.2 million in cash and Common Stock and the contribution of Group Practice Affiliates, a wholly-owned subsidiary of the Company, which then became a wholly-owned subsidiary of Green Spring. Green Spring provides managed behavioral healthcare services. The Company will account for the acquisition of Green Spring using the purchase method of accounting.

         The minority shareholders of Green Spring will have the option, under certain circumstances, to exchange their ownership interests in Green Spring for approximately 3.6 million shares of Magellan Common Stock or $81.8 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The exchange option expires on December 13, 1998.

         On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exchange option exercised by certain of the minority shareholders of Green Spring. The Company has a 61% ownership interest in Green Spring subsequent to the exercise of the aforementioned exchange option.

14.  Selected Quarterly Financial Data (Unaudited)

         The following is a summary of the quarterly results of operations for the years ended September 30, 1994 and 1995. The fourth quarter of fiscal 1994 contained unusual charges of approximately $71.3 million. The first quarter, second quarter and fourth quarter of fiscal 1995 contained unusual charges
(income) of approximately ($3.0) million, $29.8 million and $30.6 million, respectively. See Note 4 for an explanation of these charges.

                                                                                  Fiscal Quarters
                                                        --------------------------------------------------------------------
                                                          First             Second              Third             Fourth
                                                        ----------       -------------       ------------       ------------
                                                                     (In thousands, except per share amounts)

                         1994
Net revenue......................................      $    208,817        $212,610           $220,857             $262,362
Income (loss) before extraordinary item..........            (3,866)          1,123              2,110              (46,370)
Net income (loss)................................            (3,866)          1,123            (10,506)             (46,370)
Income (loss) per common share:
       Income (loss) before extraordinary item...      $      (0.15)       $   0.04           $   0.08             $  (1.72)
       Net income (loss).........................             (0.15)           0.04              (0.39)               (1.72)

                         1995
Net revenue......................................      $    263,841        $299,817           $304,745             $283,333
Net income (loss)................................               349         (15,100)             1,682              (29,894)
Net income (loss) per common share...............              0.01           (0.53)              0.06                (1.07)


15.  Guarantor Condensed Consolidating Financial Statements
                                                            MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                                              (In thousands, except per share amounts)
                                                                                                September 30, 1994
                                                                               ---------------------------------------------------
                                                                                                                       Magellan
                                                                                                                        Health
                                                                                                                     Services, Inc.
                                                                                 Guarantor       Nonguarantor          (Parent
                                  ASSETS                                       Subsidiaries      Subsidiaries       Corporation)
                                                                               --------------   ----------------    --------------
Current Assets
          Cash and cash equivalents..........................................   $     71,850    $         8,606     $      49,147
          Accounts receivable, net...........................................        166,191              2,780             1,324
          Supplies...........................................................          5,713                 75               309
          Other current assets...............................................         11,461                177            19,018
                                                                               --------------   ----------------    --------------
                   Total Current Assets......................................        255,215             11,638            69,798
Assets restricted for settlement of unpaid claims............................             --             61,475            13,057
Property and Equipment
          Land...............................................................         89,340              6,019             1,014
          Buildings and improvements.........................................        369,518              5,666           (14,598)
          Equipment..........................................................         88,483              1,262             2,299
                                                                               --------------   ----------------    --------------
                                                                                     547,341             12,947           (11,285)
          Accumulated depreciation...........................................        (55,505)            (1,056)             (406)
          Construction in progress...........................................          2,143                166                --
                                                                               --------------   ----------------    --------------
                                                                                     493,979             12,057           (11,691)
Other Long-Term Assets (1)...................................................         44,400             11,003           972,059
Reorganization Value in Excess of Amounts Allocable to Identifiable
     Assets, net............................................................              --                 --            26,001
Other Intangible Assets                                                                8,038              3,382            16,200
                                                                               --------------   ----------------    --------------
                                                                             $       801,632   $         99,555   $     1,085,424
                                                                               ==============   ================    ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
          Accounts payable.................................................. $        43,476   $          1,107   $         6,162
          Accrued liabilities and income tax payable........................          63,742              1,684            96,224
          Current maturities of long-term debt and capital
            lease obligations...............................................           2,537                116                --
                                                                               --------------   ----------------    --------------
                   Total Current Liabilities................................         109,755              2,907           102,386
Long-Term Debt and Capital Lease Obligations................................        (258,010)             1,497           789,989
Deferred Income Taxes.......................................................              --                647            11,733
Reserve for Unpaid Claims...................................................              --             54,759            57,515
Deferred Credits and Other Long-Term Liabilities (1)........................         349,146                669            67,580
Stockholders' Equity........................................................
          Common Stock, par value $0.25 per share;
            Authorized - 80,000 shares
          Issued and outstanding -  26,899 shares...........................           2,866                587             6,725
Other Stockholders' Equity
          Additional paid-in capital........................................         707,744             30,455           244,339
          Retained earnings (Accumulated deficit)...........................        (109,093)             7,734          (119,042)
          Unearned compensation under ESOP..................................              --                 --           (73,527)
          Warrants outstanding..............................................              --                 --               180
          Cumulative foreign currency adjustments...........................            (776)               300            (2,454)
                                                                               ==============   ----------------    --------------
                                                                                     600,741             39,076            56,221
Commitments and Contingencies
                                                                             $       801,632   $         99,555   $     1,085,424
                                                                               ==============   ================    ==============

                                                                                    September 30, 1994
                                                                               ---------------------------------
                                                                                Consolidated
                                                                                Elimination      Consolidated
                                  ASSETS                                          Entries            Total
                                                                               --------------   ----------------
Current Assets
          Cash and cash equivalents..........................................   $         --   $        129,603
          Accounts receivable, net...........................................             --            170,295
          Supplies...........................................................             --              6,097
          Other current assets...............................................        (12,024)            18,632
                                                                               --------------   ----------------
                   Total Current Assets......................................        (12,024)           324,627
Assets restricted for settlement of unpaid claims............................             --             74,532
Property and Equipment
          Land...............................................................             --             96,373
          Buildings and improvements.........................................             --            360,586
          Equipment..........................................................             --             92,044
                                                                               --------------   ----------------
                                                                                          --            549,003
          Accumulated depreciation...........................................             --            (56,967)
          Construction in progress...........................................             --              2,309
                                                                               --------------   ----------------
                                                                                          --            494,345
Other Long-Term Assets (1)...................................................     (1,013,107)            14,355
Reorganization Value in Excess of Amounts Allocable to Identifiable
     Assets, net............................................................              --             26,001
Other Intangible Assets                                                                   --             27,620
                                                                               --------------   ----------------
                                                                             $    (1,025,131)  $        961,480
                                                                               ==============   ================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
          Accounts payable.................................................. $            --   $         50,745
          Accrued liabilities and income tax payable........................              --            161,650
          Current maturities of long-term debt and capital
            lease obligations...............................................              --              2,653
                                                                               --------------   ----------------
                   Total Current Liabilities................................              --            215,048
Long-Term Debt and Capital Lease Obligations................................              --            533,476
Deferred Income Taxes.......................................................              --             12,380
Reserve for Unpaid Claims...................................................         (12,024)           100,250
Deferred Credits and Other Long-Term Liabilities (1)........................        (373,290)            44,105
Stockholders' Equity........................................................
          Common Stock, par value $0.25 per share;
            Authorized - 80,000 shares
          Issued and outstanding -  26,899 shares...........................          (3,453)             6,725
Other Stockholders' Equity
          Additional paid-in capital........................................        (738,199)           244,339
          Retained earnings (Accumulated deficit)...........................         101,359           (119,042)
          Unearned compensation under ESOP..................................              --            (73,257)
          Warrants outstanding..............................................              --                180
          Cumulative foreign currency adjustments...........................             476             (2,454)
                                                                               --------------   ----------------
                                                                                     (639,817)           56,221
Commitments and Contingencies
                                                                             $     (1,025,131)  $       961,480
                                                                               ==============   ================

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.
The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.

15.  Guarantor Condensed Consolidating Financial Statements
                                                           MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                              CONDENSED CONSOLIDATING BALANCE SHEETS
                                                             (In thousands, except per share amounts)
                                                                                             September 30, 1995
                                                                                      --------------------------------------------
                                                                                                                       Magellan
                                                                                                                        Health
                                                                                                                     Services, Inc.
                                                                                       Guarantor      Nonguarantor     (Parent
                                                                                      Subsidiaries    Subsidiaries   Corporation)
                                                                                      ------------    ------------   -------------
Current Assets
          Cash and cash equivalents.................................................  $    60,719      $   10,279     $    34,516
          Accounts receivable, net..................................................      170,855          10,251              57
          Supplies..................................................................        5,081             224             463
          Other current assets......................................................       10,004          (1,241)         19,151
                                                                                      ------------    ------------   -------------
                   Total Current Assets.............................................      246,659          19,513          54,187
Assets restricted for settlement of unpaid claims...................................           --          78,188          15,950
Property and Equipment
          Land......................................................................       79,807           7,199           1,013
          Buildings and improvements................................................      351,081          21,017           5,071
          Equipment.................................................................      103,125           4,900           3,529
                                                                                      ------------    ------------   -------------
                                                                                          534,013          33,116           9,613
          Accumulated depreciation..................................................      (87,503)         (2,716)           (658)
          Construction in progress..................................................        2,650             251               1
                                                                                      ------------    ------------   -------------
                                                                                          449,160          30,651           8,956
Other Long-Term Assets (1)..........................................................      130,363          20,409       1,015,435
Other Intangible Assets, net........................................................       29,498          11,811          20,520
                                                                                      ------------    ------------   -------------
                                                                                      $   855,680     $   160,572    $  1,115,048
                                                                                      ============    ============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
          Accounts payable.........................................................   $    50,510     $     8,424    $     12,086
          Accrued liabilities and income tax payable...............................        67,646           4,156          68,541
          Current maturities of long-term debt and capital lease obligations.......         2,673             126              --
                                                                                      ------------    ------------   -------------
                   Total Current Liabilities.......................................       120,829          12,706          80,627
Long-Term Debt and Capital Lease Obligations.......................................      (344,312)          5,271         877,811
Reserve for Unpaid Claims..........................................................            --          89,207          25,702
Deferred Credits and Other Long-Term Liabilities (1)...............................       512,891           2,487          42,348
Stockholders' Equity...............................................................
          Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
          Issued and outstanding -  28,405 shares..................................         2,765             837           7,101
Other Stockholders' Equity
          Additional paid-in capital...............................................       612,131          30,455         253,295
          Retained earnings (Accumulated deficit)..................................       (47,789)         22,601        (161,840)
          Warrants outstanding.....................................................            --              --              64
          Common stock in Treasury
            462 shares.............................................................            --          (4,736)         (9,238)
          Cumulative foreign currency adjustments..................................          (835)          1,744            (822)
                                                                                      ------------    ------------   -------------
                                                                                          566,272          50,901          88,560
                                                                                      ------------    ------------   -------------
Commitments and Contingencies                                                       $     855,680   $     160,572   $   1,115,048
                                                                                      ============    ============   =============

                                                                                          September 30, 1995
                                                                                      ----------------------------
                                                                                       Consolidated
                                                                                       Elimination    Consolidated
                                                                                         Entries         Total
                                                                                      ------------    ------------
                                     ASSETS
Current Assets
          Cash and cash equivalents.................................................  $        --   $     105,514
          Accounts receivable, net..................................................           --         181,163
          Supplies..................................................................           --           5,768
          Other current assets......................................................      (14,784)         13,130
                                                                                      ------------    ------------
                   Total Current Assets.............................................      (14,784)        305,575
Assets restricted for settlement of unpaid claims...................................           --          94,138
Property and Equipment
          Land......................................................................           --          88,019
          Buildings and improvements................................................           --         377,169
          Equipment.................................................................           --         111,554
                                                                                      ------------    ------------
                                                                                               --         576,742
          Accumulated depreciation..................................................           --         (90,877)
          Construction in progress..................................................           --           2,902
                                                                                      ------------    ------------
                                                                                               --         488,767
Other Long-Term Assets (1)..........................................................   (1,132,958)         33,249
Other Intangible Assets, net........................................................           --          61,829
                                                                                      ------------    ------------
                                                                                      $(1,147,742)     $  983,558
                                                                                      ============    ============
Current Liabilities
          Accounts payable.........................................................   $        --     $    71,020
          Accrued liabilities and income tax payable...............................            --         140,343
          Current maturities of long-term debt and capital lease obligations.......            --           2,799
                                                                                      ------------    ------------
                   Total Current Liabilities.......................................            --         214,162
Long-Term Debt and Capital Lease Obligations.......................................            --         538,770
Reserve for Unpaid Claims..........................................................       (14,784)        100,125
Deferred Credits and Other Long-Term Liabilities (1)...............................      (515,785)         41,941
Stockholders' Equity...............................................................
          Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
          Issued and outstanding -  28,405 shares..................................        (3,602)          7,101
Other Stockholders' Equity
          Additional paid-in capital...............................................      (642,586)        253,295
          Retained earnings (Accumulated deficit)..................................        25,188        (161,840)
          Warrants outstanding.....................................................            --              64
          Common stock in Treasury
            462 shares.............................................................         4,736          (9,238)
          Cumulative foreign currency adjustments..................................          (909)           (822)
                                                                                      ------------    ------------
                                                                                         (617,173)         88,560
                                                                                      ------------    ------------
Commitments and Contingencies                                                       $  (1,147,742) $      983,558
                                                                                      ============    ============

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.

                                                        MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                      (In thousands, except shares and per share amounts)
                                                                                    September 30, 1993
                                                                         ---------------------------------------------------
                                                                                                                 Magellan
                                                                                                                  Health
                                                                                                               Services, Inc.
                                                                           Guarantor        Nonguarantor         (Parent
                                                                          Subsidiaries      Subsidiaries      Corporation)
                                                                         ---------------   ----------------   --------------

Net revenue..........................................................    $      922,221     $       16,911    $     (20,514)
Costs and expenses
          Salaries, supplies and other operating expenses............           876,792             11,913         (227,147)
          Bad debt expense...........................................            68,086                121             (907)
          Depreciation and amortization..............................            26,816                411             (845)
          Amortization of reorganization value in excess of amounts
            allocable to identifiable assets.........................                (8)                --           42,686
          Interest, net..............................................            (7,465)                36           81,585
          ESOP expense...............................................            41,563                 --            4,311
          Stock option expense.......................................                --                 --           38,416
                                                                         ---------------   ----------------   --------------
                                                                              1,005,784             12,481          (61,901)
                                                                         ---------------   ----------------   --------------
Income (loss) from continuing operations before income taxes and
  extraordinary item and equity in earnings (loss) of subsidiaries...           (83,563)             4,430           41,387
Provision for (benefit from) income taxes                                       (30,313)               520           31,667
                                                                         ---------------   ----------------   --------------
Income (loss) from continuing operations before extraordinary item
  and equity in earnings (loss) of subsidiaries.....................            (53,250)             3,910            9,720
Equity in earnings (loss) of continuing subsidiaries................                909                 --          (49,340)
Discontinued operations:
          Income (loss) from discontinued operations................             14,734              5,492          (34,929)
          Equity in earnings (loss) of discontinued subsidiaries....                 --                 --          104,402
          Gain (loss) on disposal of discontinued operations........             84,176                 --          (73,519)
                                                                         ---------------   ----------------   --------------
Income (loss) before extraordinary item.............................             46,569              9,402          (43,666)
Extraordinary loss in early extinguishment of debt..................                314                 --            8,561
                                                                         ---------------   ----------------   --------------
Net income (loss)...................................................     $       46,255    $         9,402    $     (52,227)
                                                                         ===============   ================   ==============

                                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.....................     $     (404,185)   $         5,066    $     489,077
                                                                         ---------------   ----------------   --------------
Cash Flows from Investing Activities:
          Capital expenditures......................................            (10,806)               (76)            (219)
          Increase in assets restricted for the settlement
            of unpaid claims........................................                 --            (10,084)          (4,068)
          Proceeds from the sale of assets..........................            342,781              5,710            5,682
          Cash flows from discontinued operations...................             42,487                 --               --
                                                                         ---------------   ----------------   --------------
Cash provided by (used in) investing activities.....................            374,462             (4,450            1,395
                                                                         ---------------   ----------------   --------------
Cash Flows from Financing Activities:
          Proceeds from the issuance of debt........................             17,200                 --               --
          Payments on debt  and capital lease obligations...........            (56,508)                --         (477,434)
          Cash flows from other financing activities................                 --                 --              576
                                                                         ---------------   ----------------   --------------
Cash used in financing activities...................................            (39,308)                --         (476,858)
                                                                         ---------------   ----------------   --------------
Net increase (decrease) in cash and cash equivalents................            (69,031)               616           13,614
Cash and cash equivalents at beginning of period....................            114,178              2,140           24,485
                                                                         ---------------   ----------------   --------------
Cash and cash equivalents at end of period.........................      $       45,147    $         2,756    $      38,099
                                                                         ===============   ================   ==============


                                                                              September 30, 1993
                                                                         ----------------------------------

                                                                         Consolidated
                                                                         Elimination      Consolidated
                                                                           Entries           Total
                                                                         ---------------   ----------------

Net revenue..........................................................    $      (20,711)   $        897,907
Costs and expenses
          Salaries, supplies and other operating expenses............           (20,711)            640,847
          Bad debt expense...........................................                --              67,300
          Depreciation and amortization..............................                --              26,382
          Amortization of reorganization value in excess of amounts
            allocable to identifiable assets.........................                --              42,678
          Interest, net..............................................                --              74,156
          ESOP expense...............................................                --              45,874
          Stock option expense.......................................                --              38,416
                                                                         ---------------   ----------------
                                                                                (20,711)            935,653
                                                                         ---------------   ----------------
Income (loss) from continuing operations before income taxes and
  extraordinary item and equity in earnings (loss) of subsidiaries...                --            (37,746)
Provision for (benefit from) income taxes                                            --              1,874
                                                                         ---------------   ----------------
Income (loss) from continuing operations before extraordinary item
  and equity in earnings (loss) of subsidiaries.....................                 --            (39,620)
Equity in earnings (loss) of continuing subsidiaries................             48,431                 --
Discontinued operations:
          Income (loss) from discontinued operations................                 --            (14,703)
          Equity in earnings (loss) of discontinued subsidiaries....           (104,402)                --
          Gain (loss) on disposal of discontinued operations........                 --             10,657
                                                                         ---------------   ----------------
Income (loss) before extraordinary item.............................            (55,971)           (43,666)
Extraordinary loss in early extinguishment of debt..................               (314)             8,561
                                                                         ---------------   ----------------
Net income (loss)...................................................     $      (55,657)   $       (52,227)
                                                                         ===============   ================

                                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.....................     $           --    $        89,958
                                                                         ---------------   ----------------
Cash Flows from Investing Activities:
          Capital expenditures......................................                 --            (11,101)
          Increase in assets restricted for the settlement
            of unpaid claims........................................                 --            (14,152)
          Proceeds from the sale of assets..........................                 --            354,173
          Cash flows from discontinued operations...................                 --             42,487
                                                                         ---------------   ----------------
Cash provided by (used in) investing activities.....................                 --            371,407
                                                                         ---------------   ----------------
Cash Flows from Financing Activities:
          Proceeds from the issuance of debt........................                 --             17,200
          Payments on debt  and capital lease obligations...........                 --           (533,942)
          Cash flows from other financing activities................                 --                576
                                                                         ---------------   ----------------
Cash used in financing activities...................................                 --           (516,166)
                                                                         ---------------   ----------------
Net increase (decrease) in cash and cash equivalents................                 --            (54,801)
Cash and cash equivalents at beginning of period....................                 --            140,803
                                                                         ---------------   ----------------
Cash and cash equivalents at end of period.........................      $           --    $        86,002
                                                                         ===============   ================

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


                                                               MAGELLAN HEALTH SERVICES, INC.
                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      (In thousands, except shares and per share amounts)
                                                                                       September 30, 1994
                                                                         ---------------------------------------------------
                                                                                                                 Magellan
                                                                                                                  Health
                                                                                                               Services, Inc.
                                                                           Guarantor        Nonguarantor         (Parent
                                                                          Subsidiaries      Subsidiaries      Corporation)
                                                                         ---------------   ----------------   --------------

Net revenue...........................................................   $      890,737     $       24,390    $       6,931
Costs and expenses
          Salaries, supplies and other operating expenses.............          794,650             21,187         (136,909)
          Bad debt expense............................................           70,856                 (2)            (231)
          Depreciation and amortization...............................           26,602              1,027              725
          Amortization of reorganization value in excess of amounts
            allocable to identifiable assets..........................               --                 --           31,200
          Interest, net...............................................          (20,830)                21           60,203
          ESOP expense................................................           46,316                 --            2,881
          Stock option expense........................................               --                 --           10,614
          Unusual items...............................................              787                196           70,304
                                                                         ---------------   ----------------   --------------
                                                                                918,381             22,429           38,787
                                                                         ---------------   ----------------   --------------
Income (loss) from continuing operations before income taxes,
  equity in earnings (loss) of subsidiaries and extraordinary item.....         (27,644)             1,961          (31,856)
Income tax benefit.....................................................          (8,753)              (195)          (1,588)
                                                                         ---------------   ----------------   --------------
Income (loss) from continuing operations before equity in earnings
 (loss) of subsidiaries and extraordinary item.........................         (18,891)             2,156          (30,268)
Equity in earnings (loss) of subsidiaries..............................           1,889                 --          (16,735)
                                                                         ---------------   ----------------   --------------
Income (loss) before extraordinary item................................         (17,002)             2,156           47,003
Extraordinary item - loss on early extinguishment or discharge
  of debt (net of income tax benefit of $8,410)........................              --                 --          (12,616)
                                                                         ---------------   ----------------   --------------
Net income (loss)                                                       $       (17,002)   $         2,156    $     (59,619)
                                                                         ===============   ================   ==============

                                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.......................  $       153,152    $         7,097    $     (61,902)
                                                                         ---------------   ----------------   --------------
Cash Flows from Investing Activities:
          Capital expenditures........................................          (14,282)              (344)              --
          Proceeds from the sale of assets............................           11,584                 --            5,000
          Acquisitions of businesses..................................         (129,816)              (734)              --
          (Increase) decrease in assets restricted for the
            settlement of unpaid claims...............................             (124)             7,200               --
                                                                         ---------------   ----------------   --------------
Cash provided by (used in) investing activities.......................         (132,514)            (1,202)          12,200
                                                                         ---------------   ----------------   --------------
Cash Flows from Financing Activities:
          Proceeds from the issuance of debt..........................           25,862                 --          355,936
          Payments on debt  and capital lease obligations.............          (19,797)               (45)        (291,711)
          Cash flows from other financing activities..................               --                 --           (3,475)
                                                                         ---------------   ----------------   --------------
Cash provided by (used in) financing activities.......................            6,065                (45)         (60,750)
                                                                         ---------------   ----------------   --------------
Net increase in cash and cash equivalents.............................           26,703              5,850           11,048
Cash and cash equivalents at beginning of period......................           45,147              2,756           38,099
                                                                         ---------------   ----------------   --------------
Cash and cash equivalents at end of period............................   $       71,850    $         8,606    $      49,147
                                                                         ===============   ================   ==============

                                                                                 September 30, 1994
                                                                         ----------------------------------
                                                                          Consolidated
                                                                          Elimination      Consolidated
                                                                            Entries           Total
                                                                         ---------------   ----------------

Net revenue...........................................................   $      (17,412)   $       904,646
Costs and expenses
          Salaries, supplies and other operating expenses.............          (17,412)           661,516
          Bad debt expense............................................               --             70,623
          Depreciation and amortization...............................               --             28,354
          Amortization of reorganization value in excess of amounts
            allocable to identifiable assets..........................               --             31,200
          Interest, net...............................................               --             39,394
          ESOP expense................................................               --             49,197
          Stock option expense........................................               --             10,614
          Unusual items...............................................                              71,287
                                                                         ---------------   ----------------
                                                                                (17,412)           962,185
                                                                         ---------------   ----------------
Income (loss) from continuing operations before income taxes,
  equity in earnings (loss) of subsidiaries and extraordinary item.....              --            (57,539)
Income tax benefit.....................................................              --            (10,536)
                                                                         ---------------   ----------------
Income (loss) from continuing operations before equity in earnings
 (loss) of subsidiaries and extraordinary item.........................              --            (47,003)
Equity in earnings (loss) of subsidiaries..............................          14,846                 --
                                                                         ---------------   ----------------
Income (loss) before extraordinary item................................          14,846            (47,003)
Extraordinary item - loss on early extinguishment or discharge
  of debt (net of income tax benefit of $8,410)........................              --            (12,616)
                                                                         ---------------   ----------------
Net income (loss)                                                        $       14,846    $       (59,619)
                                                                         ===============   ================

                                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.......................  $            --    $        98,347
                                                                         ---------------   ----------------
Cash Flows from Investing Activities:
          Capital expenditures........................................               --            (14,626)
          Proceeds from the sale of assets............................               --             16,584
          Acquisitions of businesses..................................               --           (130,550)
          (Increase) decrease in assets restricted for the
            settlement of unpaid claims...............................               --              7,076
                                                                         ---------------   ----------------
Cash provided by (used in) investing activities.......................               --           (121,516)
                                                                         ---------------   ----------------
Cash Flows from Financing Activities:
          Proceeds from the issuance of debt..........................               --            381,798
          Payments on debt  and capital lease obligations.............               --           (311,553)
          Cash flows from other financing activities..................               --             (3,475)
                                                                         ---------------   ----------------
Cash provided by (used in) financing activities.......................               --             66,770
                                                                         ---------------   ----------------
Net increase in cash and cash equivalents.............................               --             43,601
Cash and cash equivalents at beginning of period......................               --             86,002
                                                                         ---------------   ----------------
Cash and cash equivalents at end of period............................   $           --    $       129,603
                                                                         ===============   ================


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.

                                                         MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                      (In thousands, except shares and per share amounts)
                                                                                  September 30, 1995
                                                                         ----------------------------------------------------
                                                                                                                 Magellan
                                                                                                                  Health
                                                                                                               Services, Inc.
                                                                           Guarantor        Nonguarantor         (Parent
                                                                          Subsidiaries      Subsidiaries      Corporation)
                                                                         ---------------   ----------------   --------------

Net revenue...........................................................   $    1,099,039     $       79,702    $      (2,792)
Costs and expenses
          Salaries, supplies and other operating expenses.............          925,259             78,153         (115,612)
          Bad debt expense............................................           91,945              2,088           (2,011)
          Depreciation and amortization...............................           35,769              2,073              823
          Amortization of reorganization value in excess of amounts
            allocable to identifiable assets..........................               --                 --           26,000
          Interest, net...............................................          (32,975)                32           88,180
          ESOP expense................................................           55,497                 70           17,960
          Stock option expense........................................               --                 --             (467)
          Unusual items...............................................           26,640              3,957           26,840.
                                                                         ---------------   ----------------   --------------
                                                                              1,102,135             86,373           41,713
                                                                         ---------------   ----------------   --------------
Income (loss) from continuing operations before income taxes
  and equity in earnings (loss) of subsidiaries.......................           (3,096             (6,671)         (44,505)
Provision for (benefit from) income taxes                                         6,139             (2,418)         (15,030)
                                                                         ---------------   ----------------   --------------
Income (loss) from continuing operations before
  equity in earnings (loss) of subsidiaries...........................           (9,235)            (4,253)         (29,475)
Equity in earnings (loss) of continuing subsidiaries..................            3,680                 --          (13,488)
                                                                         ---------------   ----------------   --------------
Net income (loss).....................................................   $       (5,555)   $        (4,253)   $     (42,963)
                                                                         ===============   ================   ==============

                                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities......................    $       82,863    $        28,223    $     (15,466)
                                                                         ---------------   ----------------   --------------
Cash Flows from Investing Activities:
          Capital expenditures.......................................           (17,729)            (1,177)          (1,318)
          Acquisition of businesses..................................           (57,882)            (4,098)              --
          Increase in assets restricted for the settlement of
            unpaid claims............................................                --             (16,713)         (2,893)
          Proceeds from the sale of assets...........................                --                  --           5,879
          Other......................................................            (1,050)                 --              --
                                                                         ---------------   ----------------   --------------
Cash provided by (used in) investing activities......................           (76,661)            (21,988)          1,668
                                                                         ---------------   ----------------   --------------
Cash Flows from Financing Activities:
          Proceeds from the issuance of debt.........................            28,869                  --              --
          Payments on debt  and capital lease obligations............           (46,202)                (31)           (546)
          Treasury stock transactions................................                --              (4,531)           (818)
          Cash flows from other financing activities.................                --                  --             531
                                                                         ---------------   ----------------   --------------
Cash provided by (used in) financing activities......................           (17,333)             (4,562)           (833)
                                                                         ---------------   ----------------   --------------
Net increase (decrease) in cash and cash equivalents.................           (11,131)              1,673         (14,631)
Cash and cash equivalents at beginning of period.....................            71,850               8,606          49,147
                                                                         ---------------   ----------------   --------------
Cash and cash equivalents at end of period..........................     $       60,719    $         10,279   $      34,516
                                                                         ===============   ================   ==============

                                                                                  September 30, 1995
                                                                         --------------------------------
                                                                           Elimination      Consolidated
                                                                             Entries           Total
                                                                         ---------------   ----------------

Net revenue...........................................................   $    (24,213)     $     1,151,736
Costs and expenses
          Salaries, supplies and other operating expenses.............        (23,635)             864,165
          Bad debt expense............................................             --               92,022
          Depreciation and amortization...............................           (578)              38,087
          Amortization of reorganization value in excess of amounts
            allocable to identifiable assets..........................             --               26,000
          Interest, net...............................................             --               55,237
          ESOP expense................................................             --               73,527
          Stock option expense........................................             --                 (467)
          Unusual items...............................................             --               57,437
                                                                         ---------------   ----------------
                                                                              (24,213)           1,206,008
                                                                         ---------------   ----------------
Income (loss) from continuing operations before income taxes
  and equity in earnings (loss) of subsidiaries.......................             --              (54,272)
Provision for (benefit from) income taxes                                          --              (11,309)
                                                                         ---------------   ----------------
Income (loss) from continuing operations before
  equity in earnings (loss) of subsidiaries...........................               --            (42,963)
Equity in earnings (loss) of continuing subsidiaries..................            9,808                --
                                                                         ---------------   ----------------
Net income (loss).....................................................   $        9,808    $       (42,963)
                                                                         ===============   ================

                                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities......................    $          --     $        95,620
                                                                         ---------------   ----------------
Cash Flows from Investing Activities:
          Capital expenditures.......................................                --            (20,224)
          Acquisition of businesses..................................                --            (61,980)
          Increase in assets restricted for the settlement of
            unpaid claims............................................                --            (19,606)
          Proceeds from the sale of assets...........................                --              5,879
          Other......................................................                --             (1,050)
                                                                         ---------------   ----------------
Cash provided by (used in) investing activities......................                --            (96,981)
                                                                         ---------------   ----------------
Cash Flows from Financing Activities:
          Proceeds from the issuance of debt.........................                --             28,869
          Payments on debt  and capital lease obligations............                --            (46,779)
          Treasury stock transactions................................                --             (5,349)
          Cash flows from other financing activities.................                --                531
                                                                         ---------------   ----------------
Cash provided by (used in) financing activities......................                --            (22,728)
                                                                         ---------------   ----------------
Net increase (decrease) in cash and cash equivalents.................                --            (24,089)
Cash and cash equivalents at beginning of period.....................                --            129,603
                                                                         ---------------   ----------------
Cash and cash equivalents at end of period..........................     $           --    $       105,514
                                                                         ===============   ================

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.

15.  Guarantor Condensed Consolidating Financial Statements

Notes to the Condensed Consolidating Financial Statements

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

         Transfers from Guarantors to Nonguarantors - The Revolving Credit Agreement permits the Company to contribute the assets of hospitals and related medical facilities to joint ventures that conduct a healthcare business, provided that certain conditions are satisfied and that the aggregate fair market value or book value, whichever is greater, of all such facilities contributed to joint ventures with respect to which the Company and its wholly-owned subsidiaries do not have a majority of the equity interests or are not entitled to elect or appoint the directors, managers or trustees, as applicable, does not exceed $100 million. Furthermore, the Revolving Credit Agreement permits the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), subject to the satisfaction of certain conditions, to invest up to $50 million plus the lesser of $30 million and an amount equal to "accumulated excess cash flow" (as defined in the Revolving Credit Agreement), of cash and other assets (other than hospitals and related medical facilities) in subsidiaries of the Company formed to pursue strategic investments and joint ventures in managed care businesses, clinical services and management information services and to invest up to $70 million through May 2, 1996 and $80 million thereafter in other types of investments. The indenture related to the Notes also contains provisions that permit the Company and its Restricted Subsidiaries (as defined in the indenture for the Notes) to make investments in non-guarantors. The provisions contained in the indenture are less restrictive than those contained in the Revolving Credit Agreement and are, therefore, not relevant to the ability of the Company and its Restricted Subsidiaries to make investments in non-guarantors as long as the Revolving Credit Agreement is in effect.

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


                                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      (In Thousands)

                                                                          Additions
                                   ----------------------------------------------------------------------------------------
                                                                    Charged to
                                   Balance at      Charged to          Other                                   Balance at
                                    Beginning       Costs and       Accounts--           Deductions--            End of
        Classification              of Period       Expenses         Describe              Describe              Period
-------------------------------    ------------    ------------   ----------------    -- --------------       -------------

Year ended September 30, 1993:
       Allowance for doubtful
         accounts.............   $      30,272   $      67,300   $         19,598 (A)   $       89,272 (C)   $      28,843
                                                                              945 (B)
                                   ------------    ------------   ----------------       --------------       -------------
                                 $      30,272   $      67,300   $         20,543       $       89,272       $      28,843
                                   ============    ============   ================       ==============       =============

Year ended September 30, 1994:
       Allowance for doubtful    $      28,843   $      70,623   $         19,877 (A)   $          109 (B)   $      43,555
         accounts............                                               8,560 (D)           84,239 (C)
                                   ------------    ------------   ----------------       --------------       -------------
                                 $      28,843   $      70,623   $         28,437       $       84,348       $      43,555
                                   ============    ============   ================       ==============       =============


Year ended September 30, 1995:
       Allowance for doubtful    $      43,555   $      92,022   $         21,393 (A)   $      111,021 (C)   $      48,741
         accounts............                                               2,792 (D)
                                  ------------    ------------   ----------------       --------------       -------------
                                 $      43,555   $      92,022   $         24,185       $      111,021       $      48,741
                                   ============    ============   ================       ==============       =============




























(A)      Recoveries of amounts previously charged to income.
(B)      Included in provision for restructuring for operations.
(C)      Accounts written off.
(D)      Allowance for doubtful accounts assumed in acquisitions.





























