Form 10-Q
period 1995-12-31
CHARTER MEDICAL CORP
filed 1996-02-13
CIK 19411

-------------------------------------------------------------------------------

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                      ------------------------------------

   (Mark One)

          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1995

                                     OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________________ to _________________
   Commission File No. 1-6639

                            MAGELLAN HEALTH SERVICES, INC.
              (Exact name of Registrant as specified in its charter)

            Delaware                                    58-1076937
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                          3414 Peachtree Road, NE, Suite 1400
                                  Atlanta, Georgia  30326
                        (Address of principal executive offices)
                                       (Zip Code)

                                     (404) 841-9200
                 (Registrant's telephone number, including area code)

                        See Table of Additional Registrants below.

                           ------------------------------------


                                      Not Applicable

                   (Former name, former address and former fiscal year,
                                if changed since last report)

                           ------------------------------------



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

The number of shares of the Registrant's Common Stock outstanding as of January 31, 1996, was 32,747,523.

-----------------------------------------------------------------------------
PAGE>

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

Charter Behavioral Health       Delaware              58-2213642          3414 Peachtree Rd., N.E.
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

Magellan Public Solutions,      Delaware              04-3250732          3414 Peachtree Rd., N.E.
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

                                       FORM 10-Q

                    MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                         INDEX



                                                                                                           Page No.

PART I - Financial Information:

         Condensed Consolidated Balance Sheets -
          September 30, 1995 and December 31, 1995................................................................2

         Condensed Consolidated Statements of Operations -
          For the Three Months ended December 31, 1994 and 1995...................................................4

         Condensed Consolidated Statements of Cash Flows -
          For the Three Months ended December 31, 1994 and 1995...................................................5

         Notes to Condensed Consolidated Financial Statements.....................................................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................................13


PART II - Other Information:

         Item 5. - Other Information.............................................................................18

         Item 6. - Exhibits and Reports on Form 8-K..............................................................20

         Signatures..............................................................................................22








                               MAGELLAN HEALTH SERVICES, INC.

                       QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I - FINANCIAL INFORMATION






                                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                (In thousands)

                                                                       September 30               December 31
                                                                           1995                      1995
                                                                      ----------------          ----------------

                            ASSETS

Current Assets
       Cash and cash equivalents...............................       $    105,514              $        103,483
       Accounts receivable, net................................            181,163                       210,738
       Supplies................................................              5,768                         5,962
       Other current assets....................................             13,130                        15,079
                                                                      ------------                --------------
            Total Current Assets...............................            305,575                       335,262

Property and Equipment
       Land....................................................             88,019                        88,000
       Buildings and improvements..............................            377,169                       387,133
       Equipment...............................................            111,554                       123,962
                                                                      ------------                --------------
                                                                           576,742                       599,095
       Accumulated depreciation................................            (90,877)                     (100,240)
                                                                      ------------                --------------
                                                                           485,865                       498,855
       Construction in progress................................              2,902                         5,181
                                                                      ------------                --------------
                                                                           488,767                       504,036

Assets Restricted for Settlement of Unpaid Claims..............             94,138                        97,752

Other Long-Term Assets.........................................             33,249                        32,956

Intangible Assets, net.........................................             61,829                       176,209



                                                                      ------------                --------------
                                                                      $    983,558              $      1,146,215
                                                                      ============                ==============


                                  MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                       (In thousands, except per share data)

                                                                           September 30               December 31
                                                                               1995                      1995
                                                                           --------------           ----------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable......................................              $      71,020          $          76,084
       Accrued liabilities...................................                    140,343                    164,468
       Current maturities of long-term debt and
          capital lease obligations..........................                      2,799                      5,827
                                                                           -------------            ---------------
                Total Current Liabilities....................                    214,162                    246,379

Long-Term Debt and Capital Lease Obligations.................                    538,770                    615,294

Reserve for Unpaid Claims....................................                    100,125                     98,435

Deffered Credits and Other Long-Term Liabilities.............                     34,455                     33,144

Minority Interest............................................                      7,486                     48,783

Commitments and Contingencies

Stockholders' Equity
       Common Stock, par value $0.25 per share
          Authorized - 80,000 shares
          Issued and outstanding - 28,405 shares at
                September 30, 1995 and 28,664  shares
                at December 31, 1995.........................                      7,101                      7,166
       Other Stockholders' Equity
          Additional paid-in capital.........................                    253,295                    259,370
          Accumulated deficit................................                   (161,840)                  (152,092)
          Warrants outstanding...............................                         64                         64
          Common Stock in Treasury, 462 at September
                30, 1995 and December 31, 1995...............                     (9,238)                    (9,238)
          Cumulative foreign currency adjustments............                       (822)                    (1,090)
                                                                           --------------           ----------------
                Stockholders' Equity.........................                     88,560                    104,180


                                                                           --------------           ----------------
                                                                         $       983,558          $       1,146,215
                                                                           ==============           ================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.


                                   MAGELLAN HEALTH SERVICES, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)
                              (In thousands, except per share data)

                                                                           For the Three Months
                                                                                   ended
                                                                               December 31,
                                                                         -------------------------
                                                                           1994            1995
                                                                         ---------       ---------

Net revenue..................................................            $263,841        $295,665
                                                                         --------        --------

Costs and expenses
       Salaries,  supplies and other operating expenses......             199,527         231,326
       Bad debt expense......................................              21,219          19,788
       Depreciation and amortization.........................               8,357          10,180
       Amortization of reorganization value in excess of
            amounts allocable to identifiable assets.........               7,800              --
       Interest, net.........................................              13,864          13,822
       ESOP expense..........................................              12,500              --
       Stock option expense (credit).........................              (2,361)          1,823
       Unusual items.........................................              (2,960)             --
                                                                         --------        --------
                                                                          257,946         276,939
                                                                         --------       ---------

Income before provision for income taxes
       and minority interest.................................               5,895          18,726
Provision for income taxes...................................               5,478           7,959
                                                                         --------       ---------
Income before minority interest..............................                 417          10,767
Minority interest............................................                  68           1,019
                                                                         --------       ---------
Net Income...................................................            $    349       $   9,748
                                                                         ========       =========


Average number of common shares outstanding..................              26,910          27,994
                                                                         ========       =========

Net income per common share..................................            $   0.01       $    0.35
                                                                         ========       =========







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)
                                              (In thousands)

                                                                                  For the Three Months
                                                                                          ended
                                                                                       December 31
                                                                               ----------------------------
                                                                                 1994              1995
                                                                               ----------       -----------

Cash Flows from Operating Activities
       Net income.......................................................       $    349        $     9,748
                                                                               --------         ----------
         Adjustments to reconcile net income
         to net cash provided by operating activities:
              Depreciation and amortization.............................         16,157             10,180
              ESOP expense..............................................         12,500                 --
              Stock option expense (credit).............................         (2,361)             1,823
              Non-cash interest expense.................................            586                600
              Gain on sale of assets....................................         (2,960)              (139)
              Cash flows from changes in assets and liabilities, net
                of effects from sales and acquisitions of businesses:
                     Accounts receivable, net...........................         (5,373)            (5,595)
                     Other assets.......................................        (14,748)            (2,443)
                     Accounts payable and other accrued liabilities.....        (14,062)           (33,602)
                     Reserve for unpaid claims..........................          2,767             (1,690)
                     Income taxes payable...............................          4,719              6,196
                     Other liabilities..................................        (15,338)            (1,311)
                     Minority interest, net of dividends paid...........            (64)             1,163
                     Other..............................................            (91)               168
                                                                               ---------        ----------
                          Total adjustments.............................        (18,268)           (24,650)
                                                                               ---------        ----------
                               Net cash used in operating activities....        (17,919)           (14,902)
                                                                               ---------        ----------

Cash Flows From Investing Activities
       Capital expenditures.............................................         (4,304)            (4,368)
       Acquisitions of businesses, net of cash acquired.................        (44,836)           (47,327)
       Increase in assets restricted for settlement of
         unpaid claims..................................................         (9,908)            (3,614)
       Proceeds from sale of assets.....................................          5,695                503
                                                                               ---------        ----------
                               Net cash used in investing activities....        (53,353)          (54,806)
                                                                               ---------        ----------

Cash Flows From Financing Activities
       Proceeds from issuance of debt...................................         28,009            68,125
       Payments on debt and capital lease obligations...................           (433)             (448)
       Proceeds from exercise of stock options and warrants.............            129                --
                                                                               --------         ----------
                               Net cash provided by financing activities         27,705            67,677
                                                                               --------         ----------

Net decrease in cash and cash equivalents...............................        (43,567)           (2,031)
Cash and cash equivalents at beginning of period........................        129,603           105,514
                                                                               --------         ---------
Cash and cash equivalents at end of period..............................       $ 86,036         $ 103,483
                                                                               ========         =========



The accompanying Notes to Condensed Consolidated Financial Statements are an i ntegral part of these statements.

                      MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     December 31, 1995
                                        (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1995, included in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to fiscal 1995 amounts to conform to fiscal 1996 presentation.

NOTE B - Nature of Business

         The Company's hospital business is seasonal in nature, with a reduced demand for certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter. The Company's business is also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

NOTE C - Supplemental Cash Flow Information

         Below is supplemental cash flow information related to the three months ended December 31, 1994 and 1995:

                                                                                    For the Three Months ended
                                                                                               December 31
                                                                                       1994                 1995
                                                                                    ---------             ------
                                                                                               (In thousands)

Income taxes paid, net of refunds received......................................       $698                 $700
Interest paid, net of amounts capitalized.......................................     22,601               23,498
Notes payable assumed in connection with acquisitions of businesses.............        947               12,000

NOTE D - Long-Term Debt and Leases

      Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1995 and December 31, 1995 follows:


                                                                         September 30,               December 31,
                                                                              1995                       1995
                                                                        -----------------           ----------------
                                                                                       (In thousands)

Revolving Credit Agreement due through 1999
       (7.625 % to 7.688% at December 31, 1995)...............          $        80,593             $      148,593
11.25% Senior Subordinated Notes due 2004.....................                  375,000                    375,000
6.813 % to  10.75%  Mortgage and other notes
       payable through 1999...................................                    5,268                     17,109
Variable rate secured notes due through 2013
       (5.0% to 5.5% at December 31, 1995)....................                   62,025                     61,975
7.5% Swiss Bonds..............................................                    6,443                      6,443
5.3% to 12.5% Capital lease obligations due through 2014......                   12,617                     12,381
                                                                        ---------------              -------------
                                                                                541,946                    621,501
       Less amounts due within one year.......................                    2,799                      5,827
       Less debt service funds................................                      377                        380
                                                                        ---------------              -------------
                                                                        $       538,770             $      615,294
                                                                        ===============              =============

NOTE E - Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):


                                                            September 30                December 31
                                                                1995                       1995
                                                           ----------------           ----------------

Salaries and wages...............................           $       28,597            $        32,172
Amounts due health insurance programs............                   10,252                     11,948
Medical claims payable...........................                       --                     25,598
Interest.........................................                   20,561                     11,318
Other............................................                   80,933                     83,432
                                                             -------------             --------------
                                                            $      140,343            $       164,468
                                                             =============             ==============

NOTE F - Acquisition

Acquisition

      On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $73.2 million in cash and Common Stock and the contribution of Group Practice Affiliates, Inc.("GPA"), a wholly owned subsidiary of the Company, which became a wholly owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option (as hereinafter defined) for a portion of the stockholder's interest in Green Spring. The Company had a 61% ownership interest in Green Spring as of December 31, 1995. Green Spring provides managed behavioral healthcare services, which includes utilization management,
care management and employee   assistance   programs   through  a  50-state
provider  network  for approximately 12 million people nationwide.

      The minority shareholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. As of December 31, 1995, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for approximately 2.8 million shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

      The Company recorded the investments in Green Spring using the purchase method of accounting. Green Spring's results of operations have been included in the condensed consolidated financial statements since the acquisition date, less minority interest.

      The cost of the investments in Green Spring have been preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company. The remaining portion of Green Spring's assets and liabilities were recorded at the historical cost basis of the minority stockholders. The preliminary purchase price allocation for the investments in Green Spring and the historical cost basis of the minority stockholders of Green Spring, in aggregate, resulted in goodwill and identifiable intangible assets of approximately $111 million. This amount will be allocated among goodwill and identifiable intangible assets when the necessary appraisals have been completed.

NOTE G - Facility Closures

      Severance and related benefits paid and charged against the liability recorded at September 30, 1995 for the cost of facility closures was approximately $656,000 for the quarter ended December 31, 1995. Other exit costs paid and charged against the resulting liability were approximately $305,000 for the quarter ended December 31, 1995.

NOTE H - Unusual Item

      In December 1994, the Company recorded an unusual item of approximately $3.0 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

NOTE I - Contingencies

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

      In January 1996, the Company settled an ongoing dispute with the Resolution Trust Corporation ("RTC"), for itself or in its capacity as conservator or receiver for 12 financial institutions, which formerly held certain debt securities that were issued by the Company in 1988. In connection with the settlement, the Company, denying any liability or fault, paid $2.7 million to the RTC in exchange for a release of all claims.


NOTE H - Guarantor Condensed Consolidating Financial Statements
                                                                MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES
                                                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                   (In thousands, except per share amounts)
                                                                                              December 31, 1995
                                                                                 --------------------------------------------------
                                                                                                                       Magellan
                                                                                                                         Health
                                                                                                                      Services, Inc.
                                                                                   Guarantor       Nonguarantor         (Parent
                                 ASSETS                                          Subsidiaries      Subsidiaries       Corporation)
                                                                                 --------------   ----------------  ---------------
Current Assets
       Cash and cash equivalents..............................................   $      40,989    $        53,066   $         9,428
       Accounts receivable, net...............................................         171,337             39,553              (152)
       Supplies...............................................................           5,148                407               407
       Other current assets...................................................           8,730                 36            13,917
                                                                                 -------------    ---------------    --------------
                       Total Current Assets...................................         226,204             93,062            23,600
Property and Equipment
       Land..................................................................           79,012              7,974             1,014
       Buildings and improvements............................................          346,990             35,071             5,072
       Equipment.............................................................          102,584             17,672             3,706
                                                                                 -------------    ---------------    --------------
                                                                                       528,586             60,717             9,792
       Accumulated depreciation..............................................          (92,650)            (4,400)           (3,190)
       Construction in progress..............................................            3,736              1,430                15
                                                                                 -------------    ---------------    --------------
                                                                                       439,672             57,747             6,617
Assets restricted for settlement of unpaid claims............................               --             82,453            15,299
Other Long-Term Assets (1)...................................................          161,008              9,274         1,185,501
                                                                                 -------------    ---------------    --------------
                                                                                 $     826,884    $       242,536    $    1,231,017
                                                                                 ==============   ===============    ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................     $      44,339    $        23,615    $        8,130
       Accrued expenses and other current liabilities ......................            54,887             47,438            60,456
       Current maturities of long-term debt and capital lease obligations...             2,699              3,128                --
                                                                                 -------------    ---------------    --------------
                       Total Current Liabilities............................           101,925             74,181            68,586
Long-Term Debt and Capital Lease Obligations................................          (365,840)            13,535           967,599
Reserve for Unpaid Claims...................................................                --             84,153            21,886
Deferred Credits and Other Long-Term Liabilities (1)........................           481,194              8,825            68,766
Minority Interest...........................................................                --                 --                --
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,664 shares..............................             2,765                836             7,166
Other Stockholders' Equity
       Additional paid-in capital...........................................           612,131             30,455           259,370
       Retained earnings (Accumulated deficit)..............................            (4,351)            33,490          (152,092)
       Warrants outstanding.................................................                --                 --                64
       Common shares in Treasury - 462 shares...............................                --             (4,736)           (9,238)
       Cumulative foreign currency adjustments..............................              (940)             1,797            (1,090)
                                                                                 --------------    --------------      ------------
                                                                                       609,605             61,842           104,180
                                                                                 --------------    --------------      ------------
                                                                                 $     826,884     $      242,536    $    1,231,017
                                                                                 ==============     ==============    =============




                                                                                  Consolidated
                                                                                  Elimination       Consolidated
                                 ASSETS                                            Entries             Total

                                                                                  --------------     --------------
Current Assets
       Cash and cash equivalents..............................................   $           --      $     103,483
       Accounts receivable, net...............................................               --            210,738
       Supplies...............................................................               --              5,962
       Other current assets...................................................           (7,604)            15,079
                                                                                   ------------       ------------
                       Total Current Assets...................................           (7,604)           335,262
Property and Equipment
       Land..................................................................                --             88,000
       Buildings and improvements............................................                --            387,133
       Equipment.............................................................                --            123,962
                                                                                   ------------       ------------
                                                                                             --            599,095
       Accumulated depreciation..............................................                --           (100,240)
       Construction in progress..............................................                --              5,181
                                                                                   ------------       ------------
                                                                                             --            504,036
Assets restricted for settlement of unpaid claims............................                --             97,752
Other Long-Term Assets (1)...................................................        (1,146,618)           209,165
                                                                                   ------------       ------------
                                                                                 $   (1,154,222)     $   1,146,215
                                                                                   ============       ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................     $           --      $      76,084
       Accrued expenses and other current liabilities ......................              1,687            164,468
       Current maturities of long-term debt and capital lease obligations...                 --              5,827
                                                                                   ------------       ------------
                       Total Current Liabilities............................              1,687            246,379
Long-Term Debt and Capital Lease Obligations................................                 --            615,294
Reserve for Unpaid Claims...................................................             (7,604)            98,435
Deferred Credits and Other Long-Term Liabilities (1)........................           (525,641)            33,144
Minority Interest...........................................................             48,783             48,783
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,664 shares..............................             (3,601)             7,166
Other Stockholders' Equity
       Additional paid-in capital...........................................           (642,586)           259,370
       Retained earnings (Accumulated deficit)..............................            (29,139)          (152,092)
       Warrants outstanding.................................................                 --                 64
       Common shares in Treasury - 462 shares...............................              4,736             (9,238)
       Cumulative foreign currency adjustments..............................               (857)            (1,090)
                                                                                   ------------       ------------
                                                                                       (671,447)           104,180
                                                                                   ------------       ------------
                                                                                 $   (1,154,222)     $   1,146,215
                                                                                   ============       ============

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


                                                                                  MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES
                                                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                  (In thousands, except per share amounts)
                                                                                                September 30, 1995
                                                                               ----------------------------------------------------
                                                                                                                       Magellan
                                                                                                                        Health
                                                                                                                     Services, Inc.
                                                                                 Guarantor       Nonguarantor           (Parent
                                                                               Subsidiaries      Subsidiaries         Corporation)
                                                                               --------------   ----------------     --------------
                                ASSETS
Current Assets
       Cash and cash equivalents............................................   $      60,719    $        10,279    $        34,516
       Accounts receivable, net.............................................         170,855             10,251                 57
       Supplies.............................................................           5,081                224                463
       Other current assets.................................................          10,004             (1,241)            19,151
                                                                                ------------     --------------     --------------
                       Total Current Assets.................................         246,659             19,513             54,187
Property and Equipment
       Land.................................................................          79,807              7,199              1,013
       Buildings and improvements...........................................         351,081             21,017              5,071
       Equipment............................................................         103,125              4,900              3,529
                                                                                ------------     --------------     --------------
                                                                                     534,013             33,116              9,613
       Accumulated depreciation.............................................         (87,503)            (2,716)              (658)
       Construction in progress.............................................           2,650                251                  1
                                                                                ------------     --------------     --------------
                                                                                     449,160             30,651              8,956
Assets restricted for settlement of unpaid claims...........................              --             78,188             15,950
Other Long-Term Assets (1)..................................................         129,898             18,398          1,010,425
Other Intangible Assets, net................................................          29,498             11,811             20,520
                                                                                ------------     --------------     --------------
                                                                               $     855,215     $      158,561    $     1,110,038
                                                                                ============     ==============     ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................   $      50,510     $        8,424      $      12,086
       Accrued liabilities and income tax payable...........................          67,646              4,156             68,541
       Current maturities of long-term debt and capital lease obligations...           2,673                126                 --
                                                                                ------------     --------------       ------------
                       Total Current Liabilities............................         120,829             12,706             80,627
Long-Term Debt and Capital Lease Obligations................................        (344,312)             5,271            877,811
Reserve for Unpaid Claims...................................................              --             89,207             25,702
Deferred Credits and Other Long-Term Liabilities (1)........................         512,426                476             37,338
Minority Interest...........................................................              --                 --                 --
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,405 shares..............................           2,765                837              7,101
Other Stockholders' Equity
       Additional paid-in capital...........................................         612,131             30,455            253,295
       Retained earnings (Accumulated deficit)..............................         (47,789)            22,601           (161,840)
       Warrants outstanding.................................................              --                 --                 64
       Common stock in Treasury
         462 shares.........................................................              --             (4,736)            (9,238)
       Cumulative foreign currency adjustments..............................            (835)             1,744               (822)
                                                                                ------------       ------------     --------------
                                                                                     566,272             50,901             88,560
                                                                                ------------       ------------     --------------
                                                                                $    855,215      $     158,561    $     1,110,038
                                                                                ============       ============     ==============




                                                                                  Consolidated
                                                                                  Elimination        Consolidated
                                                                                    Entries              Total
                                                                                --------------      --------------
                                ASSETS
Current Assets
       Cash and cash equivalents............................................    $         --     $       105,514
       Accounts receivable, net.............................................              --             181,163
       Supplies.............................................................              --               5,768
       Other current assets.................................................         (14,784)             13,130
                                                                                ------------      --------------
                       Total Current Assets.................................         (14,784)            305,575
Property and Equipment
       Land.................................................................              --              88,019
       Buildings and improvements...........................................              --             377,169
       Equipment............................................................              --             111,554
                                                                                ------------      --------------
                                                                                          --             576,742
       Accumulated depreciation.............................................              --             (90,877)
       Construction in progress.............................................              --               2,902
                                                                                ------------      --------------
                                                                                          --             488,767
Assets restricted for settlement of unpaid claims...........................              --              94,138
Other Long-Term Assets (1)..................................................      (1,125,472)             33,249
Other Intangible Assets, net................................................              --              61,829
                                                                                ------------      --------------
                                                                                $ (1,140,256)    $       983,558
                                                                                ============     ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................    $         --     $        71,020
       Accrued liabilities and income tax payable...........................              --             140,343
       Current maturities of long-term debt and capital lease obligations...              --               2,799
                                                                                ------------      --------------
                       Total Current Liabilities............................              --             214,162
Long-Term Debt and Capital Lease Obligations................................              --             538,770
Reserve for Unpaid Claims...................................................         (14,784)            100,125
Deferred Credits and Other Long-Term Liabilities (1)........................        (515,785)             34,455
Minority Interest...........................................................           7,486               7,486
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,405 shares..............................          (3,602)              7,101
Other Stockholders' Equity
       Additional paid-in capital...........................................        (642,586)            253,295
       Retained earnings (Accumulated deficit)..............................          25,188            (161,840)
       Warrants outstanding.................................................              --                  64
       Common stock in Treasury
         462 shares.........................................................           4,736              (9,238)
       Cumulative foreign currency adjustments..............................            (909)               (822)
                                                                                ------------      --------------
                                                                                    (617,173)             88,560
                                                                                ------------      --------------
                                                                                $ (1,140,256)    $       983,558
                                                                                ============      ==============

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.


                                                                                   MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                                (In thousands)
                                                                                    For the Three Months Ended December 31, 1994
                                                                                 -------------------------------------------------
                                                                                                                         Magellan
                                                                                                                           Health
                                                                                                                      Services, Inc.
                                                                                   Guarantor         Nonguarantor         (Parent
                                                                                 Subsidiaries        Subsidiaries      Corporation)
                                                                                 --------------     --------------    -------------

Net revenue.................................................................     $     255,986     $     14,064      $        (979)
Costs and expenses
       Salaries,  general and administrative expenses.......................           189,520           13,994              1,497
       Bad debt expense.....................................................            23,210                9             (2,000)
       Depreciation and amortization........................................             8,471              327               (441)
       Amortization of reorganization value in excess of amounts
         allocable to identifiable assets...................................                --               --              7,800
       Interest, net........................................................            (7,330)               8             21,195
       ESOP expense.........................................................            13,538               --             (1,033)
       Stock option expense (credit)........................................                --               --             (2,361)
       Unusual item.........................................................                --               --             (2,960)
                                                                                 -------------     ------------     --------------
                                                                                       227,409           14,338             21,697
                                                                                 -------------     ------------     --------------
Income (loss) from continuing operations before income taxes and
  equity in earnings (loss) of subsidiaries................................             28,577             (274)           (22,676)
Provision for  income taxes                                                                 --               --                 --
                                                                                 -------------     ------------     --------------
Income (Loss) before equity in earnings (loss) of subsidiaries.............             28,577             (274)           (22,676)
Equity in earnings (loss) of subsidiaries..................................                587               --             23,025
                                                                                 -------------     ------------     --------------
Net income (loss)..........................................................      $      29,164     $       (274)     $         349
                                                                                 =============     ============     ==============

            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities............................      $      (4,416)    $      7,082     $      (20,585)
                                                                                 -------------     ------------     --------------
Cash Flows from Investing Activities:
       Capital expenditures................................................             (3,499)            (243)              (562)
       Acquisitions of businesses..........................................            (41,996)          (2,840)                --
       Increase in assets restricted for the settlement of unpaid claims...                 --           (5,556)            (4,352)
       Proceeds from the sale of assets....................................                 --               --              5,695
                                                                                 -------------     ------------     --------------
Cash provided by (used in) investing activities............................            (45,495)          (8,639)               781
                                                                                 -------------     ------------     --------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt..................................             28,009               --                 --
       Cash flows from other financing activities..........................               (427)             (44)               167
                                                                                 -------------     ------------     --------------
Cash used in financing activities..........................................             27,582              (44)               167
                                                                                 -------------     ------------     --------------
Net increase (decrease) in cash and cash equivalents.......................            (22,329)          (1,601)           (19,637)
Cash and cash equivalents at beginning of period...........................             71,850            8,606             49,147
                                                                                 -------------     ------------     --------------
Cash and cash equivalents at end of period.................................      $      49,521     $      7,005     $       29,510
                                                                                 =============     ============     ==============




                                                                                  Consolidated
                                                                                   Elimination       Consolidated
                                                                                   Entries             Total
                                                                                 --------------     --------------

Net revenue.................................................................     $      (5,230)     $     263,841
Costs and expenses
       Salaries,  general and administrative expenses.......................            (5,484)           199,527
       Bad debt expense.....................................................                               21,219
       Depreciation and amortization........................................                                8,357
       Amortization of reorganization value in excess of amounts
         allocable to identifiable assets...................................                --              7,800
       Interest, net........................................................               (9)             13,864
       ESOP expense.........................................................               (5)            12,500
       Stock option expense (credit)........................................                --             (2,361)
       Unusual item.........................................................                --             (2,960)
                                                                                 --------------     --------------
                                                                                         (5,498)          257,946
                                                                                 --------------     --------------
Income (loss) from continuing operations before income taxes and
  equity in earnings (loss) of subsidiaries................................                268              5,895
Provision for  income taxes                                                              5,478              5,478
                                                                                 -------------     --------------
Income (Loss) before equity in earnings (loss) of subsidiaries.............             (5,210)               417
Equity in earnings (loss) of subsidiaries..................................            (23,680)                68
                                                                                 --------------     --------------
Net income (loss)..........................................................      $     (28,890)    $          349
                                                                                 ==============     ==============

            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities............................      $          --     $       (17,919)
                                                                                 --------------     --------------
Cash Flows from Investing Activities:
       Capital expenditures................................................                 --              (4,304)
       Acquisitions of businesses..........................................                                (44,836)
       Increase in assets restricted for the settlement of unpaid claims...                 --             (9,908)
       Proceeds from the sale of assets....................................                 --              5,695
                                                                                 --------------     --------------
Cash provided by (used in) investing activities............................                 --            (53,353)
                                                                                 --------------     --------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt..................................                 --             28,009
       Cash flows from other financing activities..........................                 --               (304)
                                                                                 --------------     --------------
Cash used in financing activities..........................................                 --             27,705
                                                                                 --------------     --------------
Net increase (decrease) in cash and cash equivalents.......................                 --            (43,567)
Cash and cash equivalents at beginning of period...........................                 --            129,603
                                                                                 --------------     --------------
Cash and cash equivalents at end of period.................................      $          --     $       86,036
                                                                                 ==============     ==============


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


                                                                                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                             CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                              (In thousands)
                                                                                For the Three Months ended December 31, 1995
                                                                               ----------------------------------------------------
                                                                                                                        Magellan
                                                                                                                         Health
                                                                                                                     Services, Inc.
                                                                                  Guarantor        Nonguarantor         (Parent
                                                                                 Subsidiaries       Subsidiaries      Corporation)
                                                                                 ------------     --------------    ---------------

Net revenue.................................................................    $    247,754      $      44,528      $       7,847
Costs and expenses
       Salaries,  supplies and other operating expenses.....................         193,846             37,360              4,584
       Bad debt expense.....................................................          19,964                669               (845)
       Depreciation and amortization........................................           8,745              1,256                179
       Interest, net........................................................         (10,100)                80             23,842
       Stock option expense (credit)........................................              --                 --              1,823
                                                                                ------------     --------------     --------------
                                                                                     212,455             39,365             29,583
                                                                                ------------     --------------     --------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................          35,299              5,163            (21,736)
Provision for  income taxes                                                              653                632                269
                                                                                ------------     --------------     --------------
Income (loss) before equity in earnings (loss) of subsidiaries..............          34,646              4,531            (22,005)
Equity in earnings (loss) of subsidiaries...................................            (289)               301            (18,075)
                                                                                ------------     --------------     ---------------
Net income (loss)...........................................................    $     34,935     $        4,230     $       (3,930)
                                                                                ============     ==============     ===============

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.............................    $    (15,884)    $        8,975     $       (7,993)
                                                                                ------------     --------------     ---------------
Cash Flows from Investing Activities:
       Capital expenditures.................................................          (3,919)              (256)              (193)
       Acquisitions of businesses, net of cash acquired.....................              --             38,226            (85,553)
       Proceeds from sale of assets.........................................             503                 --                 --
       Increase in assets restricted for the settlement of unpaid claims....              --             (4,265)               651
                                                                                ------------     --------------     --------------
Cash provided by (used in) investing activities.............................          (3,416)            33,705            (85,095)
                                                                                ------------     --------------     ---------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt...................................              --                125             68,000
       Payments on debt and capital obligations.............................            (430)               (18)                --
                                                                                ------------     --------------     ---------------
Cash provided by (used in) financing activities.............................            (430)               107             68,000
                                                                                ------------     --------------     ---------------
Net increase (decrease) in cash and cash equivalents........................         (19,730)            42,787            (25,088)
Cash and cash equivalents at beginning of period............................          60,719             10,279             34,516
                                                                                ------------     --------------     ---------------
Cash and cash equivalents at end of period..................................    $     40,989     $       53,066     $        9,428
                                                                                ============     ==============     ===============




                                                                                 Consolidated
                                                                                 Elimination        Consolidated
                                                                                  Entries              Total
                                                                                --------------     --------------

Net revenue.................................................................    $     (4,464)      $     295,665
Costs and expenses
       Salaries,  supplies and other operating expenses.....................          (4,464)            231,326
       Bad debt expense.....................................................              --              19,788
       Depreciation and amortization........................................              --              10,180
       Interest, net........................................................              --              13,822
       Stock option expense (credit)........................................              --               1,823
                                                                                ------------     ---------------
                                                                                     (4,464)             276,939
                                                                                ------------     ---------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................             --               18,726
Provision for  income taxes                                                           6,405                7,959
                                                                                -----------      ---------------
Income (loss) before equity in earnings (loss) of subsidiaries..............         (6,405)              10,767
Equity in earnings (loss) of subsidiaries...................................         19,082                1,019
                                                                                ------------     --------------
Net income (loss)...........................................................    $   (25,487)     $         9,748
                                                                                ===========       ==============

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.............................    $        --    $       (14,902)
                                                                                -----------     --------------
Cash Flows from Investing Activities:
       Capital expenditures.................................................             --             (4,368)
       Acquisitions of businesses, net of cash acquired.....................             --            (47,327)
       Proceeds from sale of assets.........................................             --                503
       Increase in assets restricted for the settlement of unpaid claims....             --             (3,614)
                                                                                -----------     --------------
Cash provided by (used in) investing activities.............................             --            (54,806)
                                                                                -----------     --------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt...................................             --             68,125
       Payments on debt and capital obligations.............................             --               (448)
                                                                                -----------     --------------
Cash provided by (used in) financing activities.............................             --             67,677
                                                                                -----------     --------------
Net increase (decrease) in cash and cash equivalents........................             --             (2,031)
Cash and cash equivalents at beginning of period............................             --            105,514
                                                                                -----------     --------------
Cash and cash equivalents at end of period..................................    $        --    $       103,483
                                                                                ===========     ==============


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                               December 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Acquisition

      On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $73.2 million in cash and Common Stock and the contribution of GPA, a wholly owned subsidiary of the Company, which became a wholly owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring as of December 31, 1995. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 12 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $111 million.

      The minority shareholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. As of December 31, 1995, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests in Green Spring for approximately 2.8 million shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Psychiatric Hospital Results

      Selected statistics (from the date of acquisition for acquired facilities) for the psychiatric hospitals in operation by quarter for fiscal 1995 and fiscal 1996 are as follows:

                                                       Fiscal                Fiscal                 %
                                                        1995                  1996                Change
                                                    -------------          -----------          -----------

Average licensed beds at:
       Quarter:
            First........................                  9,198                9,110                   (1)%
            Second.......................                  9,567
            Third........................                  9,585
            Fourth.......................                  9,130
       Year..............................                  9,368

Net revenue (in thousands):
       Quarter:
            First........................          $     249,105           $  253,565                     2%
            Second.......................                269,854
            Third........................                272,510
            Fourth.......................                250,891
                                                    ------------
       Year..............................              1,042,360
                                                    ============







                                                       Fiscal                Fiscal                 %
                                                        1995                  1996                Change
                                                    -------------          -----------          -----------

Patient days:
       Quarter:
            First........................                415,122              432,474                   4%
            Second.......................                456,885
            Third........................                456,698
            Fourth.......................                429,374
                                                    ------------
       Year..............................              1,758,079
                                                    ============

Equivalent patient days:
       Quarter:
            First........................                462,663              478,693                   3%
            Second.......................                509,222
            Third........................                509,354
            Fourth.......................                476,270
                                                    ------------
       Year..............................              1,957,509
                                                    ============

Net revenue per equivalent patient day:
       Quarter:
            First........................          $         538                  530                 (1)%
            Second.......................                    530
            Third........................                    535
            Fourth.......................                    527
       Year..............................                    532

Admissions:
       Quarter:
            First........................                 30,626               32,865                   7%
            Second.......................                 34,772
            Third........................                 33,790
            Fourth.......................                 32,977
                                                    ------------
       Year..............................                132,165
                                                    ============

Average length of stay (days):
       Quarter:
            First........................                   13.3                 12.4                 (7)%
            Second.......................                   12.7
            Third........................                   12.8
            Fourth.......................                   12.9
       Year..............................                   12.9



Results of Operations

     The following table summarizes, for the periods indicated, changes in selected operating indicators.

                                                                      Percentage of Net Revenue
                                                           ------------------------------------------------
                                                               For the Three Months Ended December 31
                                                           ------------------------------------------------
                                                                 1994                         1995
                                                           ---------------          ---------------------

Net revenue............................................          100.0%                        100.0%

Salaries, supplies and other operating expenses........           75.6                          78.2
Bad debt expense.......................................            8.0                           6.7
                                                           -----------              ----------------
Total expenses.........................................           83.6                          84.9

Operating margin.......................................           16.4                          15.1
                                                           ===========              ================

     Patient days at the Company's hospitals increased 4% for the quarter ended December 31, 1995, as compared to the same period of fiscal 1995. The increase resulted primarily from patient days attributable to the hospitals acquired during fiscal 1995 offset by reductions in patient days resulting from hospitals closed in fiscal 1995. Total admissions increased 7% for the quarter ended December 31, 1995, as compared to the prior year period. The increase resulted from continued admissions growth at the Company's hospitals and admissions attributable to hospitals acquired during fiscal 1995 offset by reductions resulting from hospitals closed in fiscal 1995.

     The Company's net revenue for the quarter ended December 31, 1995 increased 12.1% compared to the same period in fiscal 1995. The increases resulted primarily from acquisitions less the effect of hospitals closed during fiscal 1995. National Mentor, Inc. ("Mentor"), which was acquired in January 1995, and Green Spring (excluding GPA), which was acquired on December 13, 1995, had revenues of approximately $16.9 million and $10.7 million, respectively, for the quarter ended December 31, 1995. Net revenue for the quarters ended December 31, 1994 and 1995 included $8.2 million and $7.8 million, respectively, for the normal settlement and adjustments related to reimbursement issues related to earlier fiscal periods. Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in the quarter ending December 31, 1995 by 1.5% compared to the same period in the prior year. The decreases were primarily due to a continued shift in payor mix from private payor sources to managed care payors and governmental payors. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. The Company believes that, at the same time, revenue from Blue Cross and commercial insurance payors has declined because of a shift by purchasers of health coverage to HMOs, PPOs, and other managed care plans that generally authorize shorter lengths of stay than traditional insurance plans.

     The Company's salaries, supplies and other operating expenses increased 15.9% in the quarter ended December 31, 1995 compared to the same period in fiscal 1995. The increase resulted primarily from acquisitions. Expenses incurred by Mentor and Green Spring (excluding GPA) were approximately $14.4 million and $9.1 million, respectively, in the quarter ended December 31, 1995.

     The Company's bad debt expense decreased 6.7% in the quarter ended December 31, 1995 compared to the same period in fiscal 1995. The decrease was primarily due to the shift in the provider business to managed care payors, which reduces the Company's credit risk associated with individual patients. The decrease in bad debt expense as a result of the shift to managed care payors were partially offset by the increase in bad debt expense related to acquisitions. The Company could experience future increases in bad debt expense in its provider business due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients, which could result in the Company not collecting full charges on an increasing number of patients.

     Depreciation and amortization increased 21.8% in the first quarter of fiscal 1996 compared to the same period in fiscal 1995. The increase resulted primarily from depreciation and amortization related to acquired businesses. Mentor and Green Spring (excluding GPA) had depreciation and amortization of approximately $592,000 and $508,000, respectively in the quarter ended December 31, 1995.

     Reorganization value in excess of amounts allocable to identifiable assets was fully amortized effective July 31, 1995. Accordingly, no such amortization expense was recorded in the first quarter of fiscal 1996.

     ESOP expense for the first quarter of fiscal 1996 was $0 as compared to $12.5 million in the first quarter of fiscal 1995. The decrease resulted from the Company's commitment to allocate all existing shares held by the ESOP to the participants as of September 30, 1995.

     Stock option expense for the first quarter of fiscal 1996 increased $4.2 million from the previous year primarily due to fluctuations in the market price of the Company's common stock.

     During the first quarter of fiscal 1995, the Company recorded an unusual item of approximately $3.0 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

     The Company's effective tax rate declined from 92.9% in the first quarter of fiscal 1995 to 42.5% in the first quarter of fiscal 1996. The decrease in the effective tax rate is primarily attributable to the elimination of non-deductible amortization of reorganization value in excess of amounts allocable to identifiable assets in fiscal 1996 offset by increased non-deductible intangible amortization in the first quarter of fiscal 1996 as a result of the Mentor and Green Spring acquisitions.

     Minority interest increased $1.0 million in the first quarter of fiscal 1996 as compared to the prior year. The increase is primarily due to the Company acquiring a controlling interest in Green Spring in December 1995 and obtaining a controlling interest in other businesses since December 31, 1994. The Company expects minority interest to increase in future quarterly periods that include a full quarter of Green Spring's operating results.

Recent Accounting Pronouncements

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

Liquidity and Sources of Capital

         Operating Activities. The Company's net cash used in operating activities was approximately $17.9 million and $14.9 million for the quarters ended December 31, 1994 and 1995, respectively. The Company had negative cash flows from operations during the first quarter of fiscal 1995 and fiscal 1996 primarily as a result of insurance settlement payments ($11.3 million and $14.0 million for the quarters ended December 31, 1994 and December 31, 1995, respectively) and the $21.1 million semi-annual interest payment paid in October each year for the 11.25% Senior Subordinated Notes. Management believes that the Company will have positive cash flows from operations in fiscal 1996, which will be adequate to fund operations, capital expenditures and debt service obligations.

         Investing Activities. The Company acquired a 61% ownership interest in Green Spring during the first quarter of fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $86.1 million compared to approximately $44.8 million in acquisition expenditures in the first quarter of fiscal 1995.

         Management  believes  that its cash on hand,  future  cash  flows  from operations, borrowing capacity under the Revolving Credit Agreement and its ability to issue debt and equity securities under current market conditions will provide adequate capital resources to support the Company's anticipated investing strategies.

         Financing Activities. The Company borrowed approximately $28.0 million and $68.1 million, respectively, during the quarters ended December 31, 1994 and 1995, primarily to fund the acquisition of 13 hospitals in fiscal 1995 and to fund the acquisition of Green Spring in fiscal 1996. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

         On December 22, 1995, the Company entered into a definitive agreement to issue approximately four million shares of Common Stock and two million warrants in a private placement transaction. On January 25, 1996, the

Company completed the private placement transaction and received proceeds of approximately $68.7 million, net of issuance costs.

         As of December 31, 1995, the Company had approximately $59.0 million of availability under the Revolving Credit Agreement. In January 1996, $68.0 million of the outstanding borrowings under the Revolving Credit Agreement were repaid from the proceeds of the private placement. The availability under the Revolving Credit Agreement increased to approximately $110 million as a result of the debt repayment after the commitment reduction required under the Revolving Credit Agreement. The Company was in compliance with all debt covenants at December 31, 1995.

Outlook

         Management continually assesses events and changes in circumstances that could effect its business strategy and the viability of its operating facilities. During fiscal 1995, the Company consolidated, closed or sold fifteen psychiatric hospitals. Management may elect to consolidate services in selected markets and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in charges to income for the costs necessary to exit the hospital operations.

         The Company expects the Green Spring acquisition to result in increased revenue and operating income (net revenue less salaries, supplies and other operating expenses and bad debt expense) during fiscal 1996. However, increases in amortization expense, interest expense and minority interest resulting from the acquisition of Green Spring may exceed the expected increase in operating income in fiscal 1996. In addition, the Exchange Option is potentially dilutive to earnings per share, on a fully diluted basis, in future quarterly periods during fiscal 1996.

         The private placement transaction consummated in January 1996 resulted in the Company reducing its long term debt and future interest obligations, increasing its stockholders' equity and increasing its borrowing capacity. However, the additional Common Stock outstanding as a result of the private placement transaction will have a dilutive effect on earnings per share during future quarterly periods.

                               PART II - OTHER INFORMATION

Item 5. - Other Information

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $73.2 million in cash and Common Stock and the contribution of GPA, a wholly owned subsidiary of the Company, which became a wholly owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has 61% ownership interest in Green Spring as of December 31, 1995. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. As of December 31, 1995, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests in Green Spring for approximately 2.8 million shares of Magellan Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Description of Green Spring's Business

         Green  Spring  is  the  nation's  third  largest   managed   behavioral
healthcare   organization   specializing   in  mental   health   and   substance
abuse/dependency services through a network of more than 30,000 providers nationwide, serving approximately 12 million members at December 31, 1995.

         Green Spring was founded in 1991 by a group of clinicians who utilized a clinical model that emphasizes the treatment needs of individuals. Green Spring attempts to match each patient with an appropriate provider, focusing on the quality of care and cost effectiveness from both the clinical and service aspects.

         Green Spring's services include:

         Enhanced Utilization Management, a utilization review process that employs clinical criteria designed to provide each patient with accessible, appropriate and affordable treatment across the entire continuum of care and services;

         Care Management, a fully integrated healthcare model that offers utilization review services and provides care to patients through the management of a national network of providers and Green Spring-owned staff model clinics;

         Employee Assistance Plans, employer-paid assessment, counseling and referral programs that help employees address personal and workplace problems; and

         Comprehensive Administrative Services, including member assistance, management reporting, claims processing, clinical management information and provider referral systems that are adaptable to customer circumstances and requirements.

         Green Spring has several contractual funding arrangements with its customers ranging from full risk capitated contracts to non-risk administrative services only (ASO) arrangements. The primary funding arrangements for risk business include full capitation and partial capitation. Under full capitation arrangements, Green Spring assumes full risk for care under the contract and is paid a monthly fee for each at-risk member regardless of the actual utilization of services by the member. Partial capitation arrangements are similar to full capitation arrangements except that the underwriting gain or loss is split between the customer and Green Spring based on a pre-determined formula. Non-risk funding arrangements include administrative service fees, and incentive based administrative service fees. ASO funding arrangements call for the payment of a fee to Green Spring for providing varying levels of administrative support and management. Incentive-based administrative service fees are similar to incentive-based ASO arrangements except the ASO fee is subject to adjustment based on the level of performance achieved by Green Spring compared to a mutually agreed target level of performance.

         At December 31, 1995, Green Spring's risk and non-risk membership was approximately 3.6 million and 8.8 million, respectively. During 1995, risk and non-risk business comprised approximately 70% and 30%, respectively, of Green Spring revenues.

         Green Spring's customers include Fortune 1000 companies, Blue Cross/Blue Shield organizations, major HMO's/PPO's, several State employee programs, labor unions and several State Medicaid programs. During 1995, approximately 70% of Green Spring's historical revenues have been generated from the Blues organizations.

Marketing

         Green Spring conducts marketing activities utilizing an internal marketing staff. The marketing efforts are primarily focused on developing new customer relationships in existing markets as well as exploring opportunities in states where Green Spring currently does not have local operating units.

Information Systems

         Green Spring owns the data processing systems that are used for conducting its business including the systems used for utilization management, provider profiling and credentialing, benefit authorization and eligibility processing, care management, billing processing and corporate accounting. Green Spring's systems operate on server based local area and wide area networks.

Government Regulation

         Green Spring operations, in some states, are subject to utilization review licensure and related state regulatory procedures. However, Green Spring must comply with all reporting and monitoring requirements of the Health Care Financing Administration ("HCFA") communicated to it from the prime contractor, Blue Cross/Blue Shield plans, for the behavioral health portion care for the Medicare risk business. The Office of Inspector General of the United States monitors and reviews financial reporting and performance of the Blue Cross Federal Employees Program for which Green Spring provides the behavioral healthcare benefit through several Blue Cross plans. Medicaid business is also subject to the financial reporting and performance monitoring requirements of the applicable state governments as well as HCFA as noted above.

         The management of Green Spring believe that it is in compliance, in all material respects, with all current state and federal regulatory requirements applicable to the business it conducts.

Trademarks

         Green Spring owns and uses several registered service marks including Green Spring Health Services, Inc., Green Spring and Managed With Care in the operation of its business.

Competition

         The managed healthcare industry is being affected by various external factors including rising healthcare costs, intense price competition, market consolidation by major managed care companies and proposed healthcare reform legislation.

         Green Spring faces competition from a number of sources, including other behavioral health managed care companies and traditional full service managed care companies that contract to provide behavioral healthcare benefits. Also, to a lesser extent, competition exists from fully capitated multi-specialty medical groups and individual practice associations that directly contract with managed care companies and other customers to provide and manage all components of healthcare for the members including the behavioral healthcare component.

         Green Spring believes that the most significant factors in a customer's selection of a managed behavioral healthcare company include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation and financial stability. The management of Green Spring believes that Green Spring competes effectively with respect to these factors.

Employees

         At December 31, 1995, Green Spring employed 979 full-time employees and 70 part-time employees. None of the Green Spring employees are covered by collective bargaining agreements. Green Spring believes that it has satisfactory relations with its employees.

Properties

         As of December 31, 1995, Green Spring leased office space for its headquarters and administrative offices in Columbia, Maryland. Green Spring also leases office space in 19 other facilities in 14 states housing the local state operating units and staff model clinics. The annual payments under these lease arrangements during 1995 amounted to approximately $2.9 million.


Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4(a) Amendment No. 6, dated as of October 17, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank of North Carolina, as Co-Agent.

                  4(b) Amendment No. 7, dated as of November 30, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank of North Carolina, as Co-Agent.

                  4(c) Amendment No. 8, dated as of January 24, 1996, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank, as Co-Agent.

                  4(d) Stockholders' Agreement, dated December 13, 1995, among Green Spring Health Services, Inc., Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue Cross, Pierce County Medical Bureau, Inc. and the Company.

                  4(e) Exchange Agreement, dated December 13, 1995, among Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue Cross, Pierce County Medical Bureau, Inc. and the Company.

                  4(f) Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E. Rainwater.

                  *10(a) Written description of Corporate Annual Incentive Plan for the year ended September 30, 1996.

                  *10(b) Employment Agreement, dated March 18, 1993, between Green Spring Health Services, Inc. and Henry T. Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green Spring Health Services, Inc.

                  *10(c) Letter Agreement, dated November 9, 1993, between Green Spring Health Services, Inc. and Henry T. Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green Spring Health Services, Inc.

                  *10(d) Letter Agreement, dated September 19, 1994 between Green Spring Health Services, Inc. and Henry T. Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green Spring Health Services, Inc.

                  10(e) Stock Purchase Agreement, dated November 14, 1995, among Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue Cross, Medical Service Association of Pennsylvania, Pierce County Medical Bureau, Inc., Veritus, Inc., Green Spring Health Services, Inc. and the Company.

                  10(f) GPA Stock Exchange Agreement, dated November 14, 1995, between Green Spring Health Services, Inc. and the Company.

                  27       Financial Data Schedule

                  *Constitutes a management contract or compensatory plan
                   arrangement.


         (b)      Report on Form 8-K

                           There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1995.

                                   FORM 10-Q

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MAGELLAN HEALTH SERVICES, INC.
                                            (Registrant)



Date: February 12, 1996                     /s/ Craig L. McKnight
     ------------------------               ---------------------
                                            Craig L. McKnight
                                            Executive Vice President and
                                            Chief Financial Officer



Date: February 12, 1996                     /s/ Howard A. McLure
     ------------------------               --------------------
                                            Howard A. McLure
                                            Vice President and Controller
                                            (Principal Accounting Officer)