Form 10-Q
period 1996-03-31
MAGELLAN HEALTH SERVICES INC
filed 1996-05-14
CIK 19411

- ------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

    (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________
       Commission File No. 1-6639

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

The number of shares of the Registrant's Common Stock outstanding as of April 30, 1996, was 32,921,013.

- ------------------------------------------------------------------------------

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      Page No.
                                                                      --------

PART I - Financial Information:

         Condensed Consolidated Balance Sheets -
          September 30, 1995 and March 31, 1996..............................2

         Condensed Consolidated Statements of Operations -
          For the Six Months and Quarters ended March 31, 1995 and 1996......4

         Condensed Consolidated Statements of Cash Flows -
          For the Six Months ended March 31, 1995 and 1996...................5

         Notes to Condensed Consolidated Financial Statements................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................16


PART II - Other Information:

         Item 1. - Legal Proceedings........................................22

         Item 4. - Submission of Matters to Vote of Security Holders........22

         Item 5. - Other Information........................................22

         Item 6. - Exhibits and Reports on Form 8-K.........................24

         Signatures.........................................................26

                         MAGELLAN HEALTH SERVICES, INC.

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION




                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                             September 30,               March 31,
                                                                 1995                      1996
                                                            --------------             -------------

                            ASSETS

Current Assets
       Cash and cash equivalents.........................   $  105,514                 $    123,674
       Accounts receivable, net..........................      181,163                      222,365
       Supplies..........................................        5,768                        5,726
       Refundable income taxes...........................           --                        7,036
       Other current assets..............................       13,130                       21,947
                                                            ----------                 ------------
            Total Current Assets.........................      305,575                      380,748

Property and Equipment
       Land..............................................       88,019                       87,737
       Buildings and improvements........................      377,169                      388,732
       Equipment.........................................      111,554                      132,343
                                                             ---------                 ------------
                                                               576,742                      608,812
       Accumulated depreciation..........................      (90,877)                    (110,611)
                                                             ---------                 ------------
                                                               485,865                      498,201
       Construction in progress..........................        2,902                        3,147
                                                             ---------                 ------------
                                                               488,767                      501,348

Assets Restricted for Settlement of Unpaid Claims........       94,138                       95,208

Other Long-Term Assets...................................       33,249                      25,694

Goodwill, net............................................       39,994                      130,327

Other Intangible Assets, net.............................       21,835                       44,187



                                                             ---------                 ------------
                                                             $ 983,558                 $  1,177,512
                                                             =========                 ============



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  September 30,               March 31,
                                                                      1995                      1996
                                                                 --------------            --------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable.....................................     $    71,020               $        78,987
       Accrued liabilities..................................         140,343                       181,238
       Current maturities of long-term debt and
          capital lease obligations.........................           2,799                         5,691
                                                                 -----------               ---------------
                Total Current Liabilities...................         214,162                       265,916

Long-Term Debt and Capital Lease Obligations................         538,770                       536,215

Deferred income tax liabilities.............................              --                        13,344

Reserve for Unpaid Claims...................................         100,125                        89,500

Deferred Credits and Other Long-Term Liabilities............          34,455                        28,786

Minority Interest...........................................           7,486                        51,985

Commitments and Contingencies

Stockholders' Equity
       Common Stock, par value $0.25 per share
          Authorized - 80,000 shares
          Issued and outstanding - 28,405 shares at
                September 30, 1995 and 32,915 shares
                at March 31, 1996...........................          7,101                          8,229
       Other Stockholders' Equity
          Additional paid-in capital........................        253,295                        326,601
          Accumulated deficit...............................       (161,840)                      (132,023)
          Warrants outstanding..............................             64                             64
          Common Stock in Treasury, 462 at September
                30, 1995 and March 31, 1996.................         (9,238)                        (9,238)
          Cumulative foreign currency adjustments...........           (822)                        (1,867)
                                                                 ----------                ---------------
                Stockholders' Equity........................         88,560                        191,766


                                                                 ----------                ---------------
                                                                 $  983,558                $     1,177,512
                                                                 ==========                ===============







The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.






                         MAGELLAN HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   For the Three Months           For the Six Months
                                                                           ended                         ended
                                                                        March 31,                      March 31,
                                                                  -----------------------      --------------------------
                                                                    1995          1996             1995           1996
                                                                  ---------      --------       -----------     ---------

Net revenue.................................................     $ 299,81       $ 354,953       $   563,658     $  650,618
                                                                 --------       ---------       -----------     ---------

Costs and expenses
       Salaries,  supplies and other operating expenses.....       221,295        275,018           420,822        506,344
       Bad debt expense.....................................        23,743         22,619            44,962         42,407
       Depreciation and amortization........................        10,061         13,120            18,418         23,300
       Amortization of reorganization value in excess of
            amounts allocable to identifiable assets........         7,800             --            15,600             --
       Interest, net........................................        13,537          8,572            27,401         22,394
       ESOP expense.........................................        14,273             --            26,773             --
       Stock option expense (credit)........................          (956)          (409)           (3,317)         1,414
       Unusual items........................................        29,800             --            26,840             --
                                                                 ---------      ---------       -----------     ---------
                                                                   319,553        318,920           577,499       595,859
                                                                 ---------      ---------       -----------     ---------

Income (loss) before provision for income taxes
       and minority interest................................       (19,736)        36,033           (13,841)       54,759
Provision for (benefit from) income taxes...................        (4,774)        14,413               704        22,372
                                                                 ---------      ---------       -----------     ---------
Income (loss) before minority interest......................       (14,962)        21,620           (14,545)       32,387
Minority interest...........................................           138          1,551               206         2,570
                                                                 ---------      ---------       -----------     ---------
Net income (loss)...........................................     $ (15,100)     $  20,069       $   (14,751)    $  29,817
                                                                 =========      =========       ===========     =========

Earnings (loss) per common share:
       Primary..............................................     $   (0.53)     $    0.63       $     (0.53)    $    0.99
                                                                 =========      =========       ===========     =========
       Fully diluted........................................     $   (0.53)     $    0.59       $     (0.53)    $    0.96
                                                                 =========      =========       ===========     =========

Weighted average number of common shares outstanding:
       Primary..............................................        28,332         31,882            27,613        30,099
       Fully diluted........................................        28,332         34,715            27,613        31,851






 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                   For the Six Months
                                                                                          ended
                                                                                        March 31
                                                                               ----------------------------
                                                                                 1995              1996
                                                                               ----------       -----------

Cash Flows from Operating Activities
       Net income (loss).....................................................  $  (14,751)      $    29,817
                                                                               ----------       -----------
         Adjustments  to reconcile  net income
         to net cash provided by operating activities:
              Depreciation and amortization..................................      34,018            23,300
              ESOP expense...................................................      26,773                --
              Non-cash portion of unusual items..............................      18,800                --
              Stock option expense (credit)..................................      (3,317)            1,414
              Non-cash interest expense......................................       1,186             1,202
              Gain on sale of assets.........................................      (2,961)             (503)
              Cash flows from changes in assets and liabilities, net
                of effects from sales and acquisitions of businesses:
                     Accounts receivable, net................................     (16,051)          (16,993)
                     Other assets............................................     (10,133)            1,094
                     Accounts payable and other accrued liabilities..........      (9,739)          (10,048)
                     Reserve for unpaid claims...............................       6,044           (10,625)
                     Income taxes receivable/payable.........................      (1,700)           10,188
                     Other liabilities.......................................     (13,529)           (5,669)
                     Minority interest, net of dividends paid................        (125)            4,099
                     Other...................................................         656               121
                                                                               ----------       -----------
                          Total adjustments..................................      29,922            (2,420)
                                                                               ----------       -----------
                               Net cash provided by operating activities.....      15,171            27,397
                                                                               ----------       -----------

Cash Flows From Investing Activities
       Capital expenditures..................................................      (9,402)          (12,787)
       Acquisitions of businesses, net of cash acquired......................     (64,970)          (47,920)
       Increase in assets restricted for settlement of
         unpaid claims.......................................................     (13,660)           (6,070)
       Proceeds from sale of assets..........................................       5,879               653
                                                                               ----------       -----------
                               Net cash used in investing activities.........     (82,153)          (66,124)
                                                                               ----------       -----------

Cash Flows From Financing Activities
       Proceeds from issuance of debt........................................      28,009            68,125
       Payments on debt and capital lease obligations........................     (21,111)          (80,037)
       Proceeds from issuance of common stock, net of issuance costs.........          --            68,669
       Treasury stock transactions...........................................        (729)               --
       Proceeds from exercise of stock options and warrants..................         391             1,808
       Income tax payments made on behalf of stock optionees.................          --            (1,678)
                                                                               ----------       -----------
                               Net cash provided by financing activities.....       6,560            56,887
                                                                               ----------       -----------

Net decrease in cash and cash equivalents....................................     (60,422)           18,160
Cash and cash equivalents at beginning of period.............................     129,603           105,514
                                                                               ----------       -----------
Cash and cash equivalents at end of period...................................  $   69,181       $   123,674
                                                                               ==========       ===========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

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

NOTE B - Nature of Business

         The Company's hospital business is seasonal in nature, with a reduced demand for certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter. The Company's businesses are also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

NOTE C - Supplemental Cash Flow Information

         Below is supplemental cash flow information related to the six months ended March 31, 1995 and 1996:

                                                                           For the Six Months ended
                                                                                   March  31
                                                                             1995               1996
                                                                           --------           --------
                                                                                 (In thousands)

Income taxes paid, net of refunds received..............................   $ 2,431            $  2,698
Interest paid, net of amounts capitalized...............................    26,241              28,080
Notes payable assumed in connection with acquisitions of businesses.....       947              12,100


         The non-cash portion of unusual items for the six months ended March 31, 1995 represents the unpaid portion of the $29.8 million insurance settlement that was recorded during the quarter and the six months ended March 31, 1995. The current and long-term portion ($2.0 million and $16.8 million, respectively) of the insurance settlement are included in accounts payable and other accrued liabilities and other liabilities in the statement of cash flows for the six months ended March 31, 1995.

NOTE D - Long-Term Debt and Leases

         Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1995 and March 31, 1996 follows:

                                                                         September 30,                 March 31,
                                                                              1995                       1996
                                                                        ---------------           ----------------
                                                                                      (In thousands)

Revolving Credit Agreement due through 1999
       (7.625 % at March 31, 1996).............................         $       80,593            $      70,593
11.25% Senior Subordinated Notes due 2004......................                375,000                  375,000
6.66 % to  10.75%  Mortgage and other notes
       payable through 1999....................................                  5,268                   16,248
Variable rate secured notes due through 2013
       (3.30% to 3.55% at March 31, 1996)......................                 62,025                   61,625
7.5% Swiss Bonds...............................................                  6,443                    6,443
3.35% to 12.5% Capital lease obligations due through 2014......                 12,617                   12,365
                                                                        --------------            -------------
                                                                               541,946                  542,274
       Less amounts due within one year........................                  2,799                    5,691
       Less debt service funds.................................                    377                      368
                                                                        --------------            -------------
                                                                        $      538,770            $     536,215
                                                                        ==============            =============


NOTE E - Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):

                                                            September 30,                March 31,
                                                                1995                       1996
                                                           --------------           ----------------

          Salaries and wages.......................        $     28,597             $       35,071
          Amounts due health insurance programs....              10,252                     18,577
          Medical claims payable...................                  --                     25,953
          Interest.................................              20,561                     21,027
          Other....................................              80,933                     80,610
                                                           ------------             --------------
                                                           $    140,343             $      181,238
                                                           ============             ==============


NOTE F - Acquisition

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $68.9 million in cash, the issuance of 215,458 shares of Common Stock valued at approximately $4.3 million and the contribution of Group Practice Affiliates, Inc. ("GPA"), a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option (as hereinafter defined) for a portion of the stockholder's interest in Green Spring. The Company had a 61% ownership interest in Green Spring as of March 31, 1996. As of March 31, 1996, Green Spring provided managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 12.6 million people nationwide.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. As of March 31, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

         The Company recorded the investments in Green Spring using the purchase method of accounting. Green Spring's results of operations have been included in the condensed consolidated financial statements since the acquisition date, less minority interest.

         The cost of the investments in Green Spring have been allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company. The remaining portion of Green Spring's assets and liabilities have been recorded at the historical cost basis of the minority stockholders. The purchase price allocation for the investments in Green Spring and the historical cost basis of the minority stockholders of Green Spring, in aggregate, resulted in goodwill of approximately $88 million and identifiable intangible assets of approximately $24 million.

NOTE G - Facility Closures

         The Company recorded a charge of approximately $3.6 million related to facility closures during the fourth fiscal quarter of 1995, which consisted of approximately $2.1 million for severance and related benefits and $1.5 million for contract terminations and other costs. As of March 31, 1996, substantially all of the severance and related benefits have been paid. Other exit costs paid and charged against the resulting liability were not significant for the quarter and the six months ended March 31, 1996.

         The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expense and net losses (excluding normal settlement of reimbursement issues from prior year periods, exit costs and impairment losses) of hospitals closed since the beginning of fiscal 1995 through March 31, 1996 (in thousands):

                                                        Quarter Ended                       Six Months Ended
                                                           March 31,                             March 31,
                                                  --------------------------         --------------------------
                                                     1995            1996                1995           1996
                                                  -----------     ----------         ----------     -----------

Net revenue..................................     $    17,182     $     603          $   34,815     $     2,517
Salaries, supplies and other operating
  expenses and bad debt expense..............          17,018         2,310              35,646           6,214
Net loss.....................................            (897)       (1,211)             (2,076)         (3,629)



         The Company has consolidated or closed three hospitals during fiscal 1996 through March 31, 1996. The charges related to closing such facilities were not material. During April 1996, the Company closed three hospitals. The Company expects to record a charge of approximately $2.5 million during the quarter ended June 30, 1996 related to the costs necessary to exit the hospital operations.

         The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expense and net losses (excluding normal settlement of reimbursement issues from prior periods and impairment losses) for the three hospitals closed in April 1996 (in thousands):

                                                        Quarter Ended                       Six Months Ended
                                                           March 31,                             March 31,
                                                  --------------------------         --------------------------
                                                     1995            1996                1995           1996
                                                  -----------     ----------         ----------     -----------

Net revenue..................................     $     3,740     $   4,882          $    6,351     $    10,014
Salaries, supplies and other operating
  expenses and bad debt expense..............           4,002         5,872               6,468          11,237
Net loss.....................................            (324)         (716)               (470)         (1,146)


NOTE H - Earnings (Loss) Per Common Share

         Primary earnings (loss) per common share equals net income (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive common stock equivalents. Fully diluted earnings
(loss) per common share gives effect to dilutive common stock equivalents and other potentially dilutive securities. The Exchange Option is classified as a potentially dilutive security for the quarter and the six months ended March 31, 1996 for the purpose of computing fully diluted earnings per common share. A reconciliation of the calculation of fully diluted earnings per common share, assuming conversion of the Exchange Option as of the beginning of the periods presented or December 13, 1995, whichever date is later, is as follows:

                                                                      Three Months ended            Six Months ended
                                                                        March 31, 1996               March 31, 1996
                                                                      -------------------         -------------------
                                                                                       (in thousands)

Net income.......................................................     $         20,069            $          29,817
Adjustments for the assumed conversion of the Exchange Option:
       Minority interest.........................................                  811                        1,082
       Amortization..............................................                 (276)                        (341)
                                                                      ----------------
Adjusted net income - Fully diluted earnings per share...........     $         20,604            $          30,558
                                                                      ================            =================


                                                                      Three Months ended           Six Month ended
                                                                         March 31, 1996            March 31, 1996
                                                                      ------------------          -----------------
                                                                                      (in thousands)

Weighted average number of common shares outstanding
   for fully diluted earnings per share, excluding the
   assumed conversion of the Exchange Option................                    31,883                       30,137
Assumed conversion of the Exchange Option...................          ----------------            -----------------
Weighted average number of common shares  outstanding -
  Fully diluted.............................................                    34,71                        31,851
                                                                      ================            =================
Fully diluted earnings per common share.....................                      0.5                          0.96
                                                                      ================            =================


NOTE I - Unusual Items

         In December 1994, the Company recorded an unusual item of approximately $3.0 million which represented the pre-tax gain on the sale of three psychiatric hospitals.

         In March 1995, the Company and a group of insurance carriers resolved disputes that arose in fiscal 1995 related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers $29.8 million in five installments over a three year period.

NOTE J - Contingencies

         The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1995 was approximately $113.1 million. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect revised actuarial estimates based on actual experience. While management and its actuaries believe that the present reserves are reasonable, ultimate settlement of losses may vary from the amounts recorded.

         Certain of the Company's subsidiaries are subject to or parties to claims, civil suits and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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




NOTE K - Guarantor Condensed Consolidating Financial Statements
                 MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                    (In thousands, except per share amounts)
                                                                                              March 31, 1996
                                                                                 -------------------------------------------------
                                                                                                                        Magellan
                                                                                                                         Health
                                                                                                                     Services, Inc.
                                                                                   Guarantor      Nonguarantor          (Parent
                                 ASSETS                                          Subsidiaries     Subsidiaries       Corporation)
                                                                                 ------------     ------------     ----------------
Current Assets
       Cash and cash equivalents............................................    $     51,927      $    58,142      $       13,605
       Accounts receivable, net.............................................         173,985           48,304                  76
       Supplies.............................................................           4,888              404                 434
       Refundable income taxes..............................................            (720)          (1,483)             11,944
       Other current assets.................................................           9,297            6,437               8,603
                                                                                ------------      -----------      --------------
                       Total Current Assets.................................         239,377          111,804              34,662
Property and Equipment
       Land.................................................................          78,953            7,770               1,014
       Buildings and improvements...........................................         348,241           35,419               5,072
       Equipment............................................................         108,107           20,337               3,899
                                                                                ------------      -----------      --------------
                                                                                     535,301           63,526               9,985
       Accumulated depreciation.............................................        (100,717)          (6,420)             (3,474)
       Construction in progress.............................................           2,848              282                  17
                                                                                ------------      -----------      --------------
                                                                                     437,432           57,388               6,528
Assets restricted for settlement of unpaid claims...........................              --           80,803              14,405
Goodwill....................................................................          21,645           97,757              10,925
Other Long-Term Assets (1)..................................................         123,163          (86,508)          1,172,254
                                                                                ------------      -----------      --------------
                                                                                $    821,617      $   261,244      $    1,238,774
                                                                                ============      ===========      ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................    $     39,801      $    27,086      $       12,144
       Accrued expenses and other current liabilities ......................          61,691           50,059              69,488
       Current maturities of long-term debt and capital lease obligations...           2,562            3,129                  --
                                                                                ------------      -----------      --------------
                       Total Current Liabilities............................         104,054           80,274              81,632
Long-Term Debt and Capital Lease Obligations................................        (399,390)          11,513             924,092
Deferred income tax liabilities.............................................            (378)          (5,441)              3,091
Reserve for Unpaid Claims...................................................              --           81,729              10,161
Deferred Credits and Other Long-Term Liabilities (1)........................         476,017           15,680              28,032
Minority Interest...........................................................              --               --              51,985
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  32,915 shares..............................           2,752             (483)              8,229
Other Stockholders' Equity
       Additional paid-in capital...........................................         611,354           34,595             326,601
       Retained earnings (Accumulated deficit)..............................          28,252           46,806            (132,023)
       Warrants outstanding.................................................                                                   64
       Common shares in Treasury - 462 shares...............................              --           (4,736)             (9,238)
       Cumulative foreign currency adjustments..............................          (1,044)           1,307              (1,867)
                                                                                ------------      -----------      --------------
                                                                                     641,314           77,489             191,766
                                                                                ------------      -----------      --------------
                                                                                $    821,617      $   261,244      $    1,238,774
                                                                                ============      ===========      ==============



                                                                                 Consolidated
                                                                                  Elimination      Consolidated
                                 ASSETS                                             Entries           Total
                                                                                --------------    --------------
Current Assets
       Cash and cash equivalents............................................    $         --          123,674
       Accounts receivable, net.............................................              --          222,365
       Supplies.............................................................              --            5,726
       Refundable income taxes..............................................          (2,705)           7,036
       Other current assets.................................................          (2,390)          21,947
                                                                                ------------      -----------
                       Total Current Assets.................................          (5,095)         380,748
Property and Equipment
       Land.................................................................              --           87,737
       Buildings and improvements...........................................              --          388,732
       Equipment............................................................              --          132,343
                                                                                ------------      -----------
                                                                                          --          608,812
       Accumulated depreciation.............................................              --         (110,611)
       Construction in progress.............................................              --            3,147
                                                                                ------------      -----------
                                                                                          --          501,348
Assets restricted for settlement of unpaid claims...........................              --           95,208
Goodwill....................................................................              --          130,327
Other Long-Term Assets (1)..................................................      (1,139,028)          69,881
                                                                                ------------      -----------
                                                                                $ (1,144,123)     $ 1,177,512
                                                                                ============      ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................    $        (44)     $    78,987
       Accrued expenses and other current liabilities ......................              --          181,238
       Current maturities of long-term debt and capital lease obligations...              --            5,691
                                                                                ------------      -----------
                       Total Current Liabilities............................             (44)         265,916
Long-Term Debt and Capital Lease Obligations................................              --          536,215
Deferred income tax liabilities.............................................          16,072           13,344
Reserve for Unpaid Claims...................................................          (2,390)          89,500
Deferred Credits and Other Long-Term Liabilities (1)........................        (490,943)          28,786
Minority Interest...........................................................          51,985
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  32,915 shares..............................          (2,269)           8,229
Other Stockholders' Equity
       Additional paid-in capital...........................................        (645,949)         326,601
       Retained earnings (Accumulated deficit)..............................         (75,058)        (132,023)
       Warrants outstanding.................................................                               64
       Common shares in Treasury - 462 shares...............................           4,736           (9,238)
       Cumulative foreign currency adjustments..............................            (263)          (1,867)
                                                                                ------------      -----------
                                                                                    (718,803)         191,766
                                                                                ------------      -----------
                                                                                $ (1,144,123)     $ 1,177,512
                                                                                ============      ===========

(1)  Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                 MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                    (In thousands, except per share amounts)
                                                                                                 September 30, 1995
                                                                                --------------------------------------------------
                                                                                                                      Magellan
                                                                                                                       Health
                                                                                                                    Services, Inc.
                                                                                 Guarantor         Nonguarantor        (Parent
                                                                                Subsidiaries       Subsidiaries      Corporation)
                                                                                --------------    -------------    ---------------
                                ASSETS

Current Assets
       Cash and cash equivalents............................................    $     60,719      $    10,279      $      34,516
       Accounts receivable, net.............................................         170,855           10,251                 57
       Supplies.............................................................           5,081              224                463
       Other current assets.................................................          10,004           (1,241)            19,151
                                                                                ------------      -----------      -------------
                       Total Current Assets.................................         246,659           19,513             54,187
Property and Equipment
       Land.................................................................          79,807            7,199              1,013
       Buildings and improvements...........................................         351,081           21,017              5,071
       Equipment............................................................         103,125            4,900              3,529
                                                                                ------------      -----------      -------------
                                                                                     534,013           33,116              9,613
       Accumulated depreciation.............................................         (87,503)          (2,716)              (658)
       Construction in progress.............................................           2,650              25                   1
                                                                                ------------      -----------      -------------
                                                                                     449,160           30,651              8,956
Assets restricted for settlement of unpaid claims...........................              --           78,188             15,950
Other Long-Term Assets (1).................................................          129,898           18,398          1,010,425
Other Intangible Assets, net................................................          29,498           11,811             20,520
                                                                                ------------      -----------      -------------
                                                                                $    855,215      $   158,561      $   1,110,038
                                                                                ============      ===========      =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................    $     50,510      $     8,424      $      12,086
       Accrued liabilities and income tax payable...........................          67,646            4,156             68,541
       Current maturities of long-term debt and capital lease obligations...           2,673              126                 --
                                                                                ------------      -----------      -------------
                       Total Current Liabilities............................         120,829           12,706             80,627
Long-Term Debt and Capital Lease Obligations................................        (344,312)           5,271            877,811
Reserve for Unpaid Claims...................................................              --           89,207             25,702
Deferred Credits and Other Long-Term Liabilities (1)........................         512,426              476             37,338
Minority Interest...........................................................              --               --                 --
Commitments and Contingencies
Stockholders' Equity........................................................
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,405 shares..............................           2,765              837              7,101
Other Stockholders' Equity
       Additional paid-in capital...........................................         612,131           30,455            253,295
       Retained earnings (Accumulated deficit)..............................         (47,789)          22,601           (161,840)
       Warrants outstanding.................................................              --               --                 64
       Common stock in Treasury
         462 shares........................................................               --           (4,736)            (9,238)
       Cumulative foreign currency adjustments.............................             (835)           1,744               (822)
                                                                                ------------      -----------      -------------
                                                                                     566,272           50,901             88,560
                                                                                ------------      -----------      -------------
                                                                                $    855,215      $   158,561      $   1,110,038
                                                                                ============      ===========      =============


                                                                                     September 30, 1995
                                                                                --------------------------------


                                                                                  Consolidated
                                                                                  Elimination      Consolidated
                                                                                    Entries           Total
                                                                                --------------    --------------
                                ASSETS
Current Assets
       Cash and cash equivalents............................................    $         --      $   105,514
       Accounts receivable, net.............................................              --          181,163
       Supplies.............................................................              --            5,768
       Other current assets.................................................         (14,784)          13,130
                                                                                ------------      -----------
                       Total Current Assets.................................         (14,784)         305,575
Property and Equipment
       Land.................................................................              --           88,019
       Buildings and improvements...........................................              --          377,169
       Equipment............................................................              --          111,554
                                                                                ------------      -----------
                                                                                          --          576,742
       Accumulated depreciation.............................................              --          (90,877)
       Construction in progress.............................................              --            2,902
                                                                                ------------      -----------
                                                                                          --          488,767
Assets restricted for settlement of unpaid claims...........................              --           94,138
Other Long-Term Assets (1).................................................       (1,125,472)          33,249
Other Intangible Assets, net................................................              --           61,829
                                                                                ------------      -----------
                                                                                $ (1,140,256)     $   983,558
                                                                                ============      ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................    $         --      $    71,020
       Accrued liabilities and income tax payable...........................              --          140,343
       Current maturities of long-term debt and capital lease obligations...              --            2,799
                                                                                ------------      -----------
                       Total Current Liabilities............................              --          214,162
Long-Term Debt and Capital Lease Obligations................................              --          538,770
Reserve for Unpaid Claims...................................................         (14,784)         100,125
Deferred Credits and Other Long-Term Liabilities (1)........................        (515,785)          34,455
Minority Interest...........................................................           7,486            7,486
Commitments and Contingencies
Stockholders' Equity........................................................
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,405 shares..............................          (3,602)           7,101
Other Stockholders' Equity
       Additional paid-in capital...........................................        (642,586)         253,295
       Retained earnings (Accumulated deficit)..............................          25,188         (161,840)
       Warrants outstanding.................................................              --               64
       Common stock in Treasury
         462 shares........................................................            4,736           (9,238)
       Cumulative foreign currency adjustments.............................             (909)            (822)
                                                                                ------------      -----------
                                                                                    (617,173)          88,560
                                                                                ------------      -----------
                                                                                $ (1,140,256)     $   983,558
                                                                                ============      ===========



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                                      For the Quarter ended March 31, 1996
                                                                                 --------------------------------------------------
                                                                                                                      Magellan
                                                                                                                       Health
                                                                                                                    Services, Inc.
                                                                                  Guarantor        Nonguarantor       (Parent
                                                                                Subsidiaries       Subsidiaries     Corporation)
                                                                                --------------    -------------    ---------------
Net revenue.................................................................    $    264,824      $    95,161      $       (220)
Costs and expenses
       Salaries,  supplies and other operating expenses.....................         198,177           84,731            (3,078)
       Bad debt expense.....................................................          21,074            1,319               226
       Depreciation and amortization........................................           9,283            3,647               190
       Interest, net........................................................         (10,286)            (348)           19,206
       Stock option expense (credit)........................................              --               --              (409)
                                                                                ------------      -----------      ------------
                                                                                     218,248           89,349            16,135
                                                                                ------------      -----------      ------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................          46,576            5,812           (16,355)
Provision for (benefit from) income taxes...................................             688            1,414               (61)
                                                                                ------------      -----------      ------------
Income (loss) before equity in earnings (loss of subsidiaries)..............          45,888            4,398           (16,294)
Equity in earnings (loss) of subsidiaries...................................             (79)             844           (36,363)
                                                                                ------------      -----------      ------------
Net income (loss)...........................................................    $     45,967      $     3,554      $     20,069
                                                                                ============      ===========      ============

                                                                                       For the Quarter ended March 31, 1995
                                                                                --------------------------------------------------
                                                                                                                      Magellan
                                                                                                                       Health
                                                                                                                   Services, Inc.
                                                                                 Guarantor         Nonguarantor       (Parent
                                                                                Subsidiaries       Subsidiaries     Corporation)
                                                                                ------------      -------------    --------------

Net revenue.................................................................    $    297,171      $    10,802      $     (2,701)
Costs and expenses
       Salaries,  supplies and other operating expenses.....................         207,194           10,162             9,029
       Bad debt expense.....................................................          23,586              168               (11)
       Depreciation and amortization........................................           9,652              395               237
       Amortization of reorganization value in excess of amounts
         allocable to identifiable assets...................................              --               --             7,800
       Interest, net........................................................          (8,470)              30            21,968
       ESOP expense.........................................................          13,431               --               842
       Stock option expense (credit)........................................              --               --              (956)
       Unusual item.........................................................              --               --            29,800
                                                                                ------------      -----------      ------------
                                                                                     245,393           10,755            68,709
                                                                                ------------      -----------      ------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................          51,778               47          (71,410)
Provision for (benefit from) income taxes...................................             647               --               --
                                                                                ------------      -----------      -----------
Income (loss) before equity in earnings (loss of subsidiaries)..............          51,131               47          (71,410)
Equity in earnings (loss) of subsidiaries...................................            (530)              --          (56,310)
                                                                                ------------      -----------      -----------
Net income (loss)...........................................................    $     51,661      $        47      $   (15,100)
                                                                                ============      ===========      ===========



                                                                                  For the Quarter ended March 31, 1996
                                                                                 --------------------------------------


                                                                                  Consolidated
                                                                                  Elimination      Consolidated
                                                                                    Entries           Total
                                                                                --------------    --------------

Net revenue.................................................................    $     (4,812)     $   354,953
Costs and expenses
       Salaries,  supplies and other operating expenses.....................          (4,812)         275,018
       Bad debt expense.....................................................              --           22,619
       Depreciation and amortization........................................              --           13,120
       Interest, net........................................................              --            8,572
       Stock option expense (credit)........................................              --             (409)

                                                                                ------------      -----------
                                                                                      (4,812)         318,920
                                                                                ------------      -----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................              --           36,033
Provision for (benefit from) income taxes...................................          12,372           14,413
                                                                                ------------      -----------
Income (loss) before equity in earnings (loss of subsidiaries)..............         (12,372)          21,620
Equity in earnings (loss) of subsidiaries...................................          37,149            1,551
                                                                                ------------      -----------
Net income (loss)...........................................................    $    (49,521)     $    20,069
                                                                                ============      ===========


                                                                                     For the Quarter ended March 31, 1995
                                                                                --------------------------------------------


                                                                                 Consolidated
                                                                                 Elimination       Consolidated
                                                                                   Entries             Total
                                                                                -------------     --------------

Net revenue.................................................................    $     (5,455)....$......299,817
Costs and expenses
       Salaries,  supplies and other operating expenses.....................          (5,090)           221,295
       Bad debt expense.....................................................              --             23,743
       Depreciation and amortization........................................            (223)            10,061
       Amortization of reorganization value in excess of amounts
         allocable to identifiable assets...................................              --              7,800
       Interest, net........................................................               9             13,537
       ESOP expense.........................................................              --             14,273
       Stock option expense (credit)........................................              --               (956)
       Unusual item.........................................................              --             29,800
                                                                                ------------     --------------
                                                                                      (5,304)           319,553
                                                                                ------------     --------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................            (151)           (19,736)
Provision for (benefit from) income taxes...................................          (5,421)            (4,774)
                                                                                ------------     --------------
Income (loss) before equity in earnings (loss of subsidiaries)..............           5,270            (14,962)
Equity in earnings (loss) of subsidiaries...................................          56,978                138
                                                                                ------------     --------------
Net income (loss)...........................................................    $    (51,708)    $     (15,100)
                                                                                ============     ==============


 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.





                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                                     For the Six Months ended March 31, 1995
                                                                                --------------------------------------------------
                                                                                                                     Magellan
                                                                                                                      Health
                                                                                                                   Services, Inc.
                                                                                 Guarantor         Nonguarantor        (Parent
                                                                                Subsidiaries       Subsidiaries      Corporation)
                                                                                -------------     --------------   ---------------

Net revenue.................................................................    $    553,157      $    24,866      $      (3,680)
Costs and expenses
       Salaries,  supplies and other operating expenses.....................         396,601           24,156             10,526
       Bad debt expense.....................................................          46,796              177             (2,011)
       Depreciation and amortization........................................          18,123              722               (204)
       Amortization or reorgnization value in excess of amounts
         allocable to identifiable assets...................................              --               --             15,600
       Interest, net........................................................         (15,800)              38             43,163
       ESOP expense.........................................................          26,969               --               (191)
       Unusual item.........................................................              --               --             26,840
       Stock option expense (credit)........................................              --               --             (3,317)
                                                                                ------------      -----------      -------------
                                                                                     472,689           25,093             90,406
                                                                                ------------      -----------      -------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................          80,468             (227)           (94,086)
Provision for  income taxes.................................................             692               --                 --
                                                                                ------------      -----------      -------------
Income (loss) before equity in earnings (loss) of subsidiaries..............          79,776             (227)           (94,086)
Equity in earnings (loss) of subsidiaries...................................          (1,049)              --            (79,335)
                                                                                ------------      -----------      -------------
Net income (loss)...........................................................    $     80,825      $      (227)     $     (14,751)
                                                                                ============      ===========      =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.............................    $     21,773      $    11,475      $     (18,077)
                                                                                ------------      -----------      -------------
Cash Flows from Investing Activities:
       Capital expenditures.................................................          (8,089)            (396)              (917)
       Proceeds from sale of assets.........................................              --               --              5,879.
       Acquisitions of businesses, net of cash acquired.....................         (61,280)          (3,690)                --.
       Increase in assets restricted for the settlement of unpaid claims....              --           (9,798)            (3,862)
                                                                                ------------      -----------      -------------
Cash provided by (used in) investing activities.............................         (69,369)         (13,884)             1,100.
                                                                                ------------      -----------      -------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt...................................          28,009               --                 --.
       Payments on debt and capital obligations.............................          (7,315)          (4,545)            (9,251)
       Treasury stock transactions..........................................              --               --               (729)
       Proceeds from exercise of stock option and warrants..................              --               --                391
                                                                                ------------      -----------      -------------
Cash provided by (used in) financing activities.............................          20,964           (4,545)            (9,589)
                                                                                ------------      -----------      -------------
Net increase (decrease) in cash and cash equivalents........................         (26,902)          (6,954)           (26,566)
Cash and cash equivalents at beginning of period............................          71,850            8,606             49,147.
                                                                                ------------      -----------      -------------
Cash and cash equivalents at end of period.................................     $     44,948      $     1,652      $      22,581.
                                                                                ============      ===========      =============



                                                                                 For the Six Months ended March 31, 1995
                                                                                ----------------------------------------


                                                                                  Consolidated
                                                                                  Elimination      Consolidated
                                                                                    Entries           Total
                                                                                ---------------   --------------

Net revenue.................................................................    $    (10,685)     $   563,658
Costs and expenses
       Salaries,  supplies and other operating expenses.....................         (10,461)         420,822
       Bad debt expense.....................................................              --           44,962
       Depreciation and amortization........................................            (223)          18,418
       Amortization or reorgnization value in excess of amounts
         allocable to identifiable assets...................................              --           15,600
       Interest, net........................................................              --           27,401
       ESOP expense.........................................................              (5)          26,773
       Unusual item.........................................................              --           26,840
       Stock option expense (credit)........................................              --           (3,317)
                                                                                -------------     -----------
                                                                                      (10,689)        577,499
                                                                                -------------     -----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................                4         (13,841)
Provision for  income taxes.................................................               12             704
                                                                                -------------     -----------
Income (loss) before equity in earnings (loss) of subsidiaries..............               (8)        (14,545)
Equity in earnings (loss) of subsidiaries...................................           80,590             206
                                                                                --------------    -----------
Net income (loss)...........................................................    $     (80,598)    $   (14,751)
                                                                                =============     ===========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.............................    $         --      $    15,171
                                                                                ------------      -----------
Cash Flows from Investing Activities:
       Capital expenditures.................................................              --           (9,402)
       Proceeds from sale of assets.........................................              --            5,879
       Acquisitions of businesses, net of cash acquired.....................              --          (64,970)
       Increase in assets restricted for the settlement of unpaid claims....              --          (13,660)
                                                                                ------------      -----------
Cash provided by (used in) investing activities.............................              --          (82,153)
                                                                                ------------      -----------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt...................................              --           28,009
       Payments on debt and capital obligations.............................              --          (21,111)
       Treasury stock transactions..........................................              --             (729)
       Proceeds from exercise of stock option and warrants..................              --              391
                                                                                ------------      -----------
Cash provided by (used in) financing activities.............................              --            6,560
                                                                                ------------      -----------
Net increase (decrease) in cash and cash equivalents........................              --          (60,422)
Cash and cash equivalents at beginning of period............................              --          129,603
                                                                                ------------      -----------
Cash and cash equivalents at end of period.................................     $         --      $    69,181
                                                                                ============      ===========



 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.





                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                                    For the Six Months ended March 31, 1996
                                                                                --------------------------------------------------
                                                                                                                     Magellan
                                                                                                                      Health
                                                                                                                    Services, Inc.
                                                                                 Guarantor         Nonguarantor       (Parent
                                                                                Subsidiaries       Subsidiaries     Corporation)
                                                                                -------------     --------------   --------------


Net revenue.................................................................    $    512,578      $   139,689      $       7,627
Costs and expenses
       Salaries,  supplies and other operating expenses.....................         392,023          122,091              1,506
       Bad debt expense.....................................................          41,038            1,988               (619)
       Depreciation and amortization........................................          18,028            4,903                369
       Interest, net........................................................         (20,386)            (268)            43,048
       Stock option expense (credit)........................................              --               --              1,414
                                                                                ------------      -----------      -------------
                                                                                     430,703          128,714             45,718
                                                                                ------------      -----------      -------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................          81,875           10,975            (38,091)
Provision for  income taxes.................................................           1,341            2,046                208
                                                                                ------------      -----------      -------------
Income (loss) before equity in earnings (loss) of subsidiaries..............          80,534            8,929            (38,299)
Equity in earnings (loss) of subsidiaries...................................            (368)           1,145            (54,438)
                                                                                ------------      -----------      -------------
Net income (loss)...........................................................    $     80,902      $     7,784      $      16,139
                                                                                ============      ===========      =============

                                                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities.............................    $     14,420      $    17,954      $      (4,977)
                                                                                ------------      -----------      -------------
Cash Flows from Investing Activities:
       Capital expenditures.................................................         (12,043)            (356)              (388)
       Proceeds from sale of assets.........................................             653               --                 --
       Acquisitions of businesses, net of cash acquired.....................            (256)          38,226            (85,890)
       Increase in assets restricted for the settlement of unpaid claims....                           (7,615)             1,545
                                                                                ------------      -----------      -------------
Cash provided by (used in) investing activities.............................         (11,646)          30,255            (84,733)
                                                                                ------------      -----------      -------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt...................................              --              125             68,000
       Payments on debt and capital obligations.............................         (11,566)            (471)           (68,000)
       Proceeds from issuance of Common Stock, net of issuance costs........              --               --             68,669
       Income tax payments made on behalf of stock optionees................              --               --             (1,678)
       Proceeds from exercise of stock option and warrants..................              --               --              1,808
                                                                                ------------      -----------      -------------
Cash provided by (used in) financing activities.............................         (11,566)            (346)            68,799
                                                                                ------------      -----------      -------------
Net increase (decrease) in cash and cash equivalents........................          (8,792)          47,863            (20,911)
Cash and cash equivalents at beginning of period............................          60,719           10,279             34,516
                                                                                ------------      -----------      -------------
Cash and cash equivalents at end of period..................................    $     51,927      $    58,142      $      13,605
                                                                                ============      ===========      =============



                                                                                For the Six Months ended March 31, 1996
                                                                                --------------------------------------------------


                                                                                  Consolidated
                                                                                  Elimination      Consolidated
                                                                                     Entries          Total
                                                                                 --------------   --------------

Net revenue.................................................................          (9,276)         650,618
Costs and expenses
       Salaries,  supplies and other operating expenses.....................          (9,276)         506,344
       Bad debt expense.....................................................              --           42,407
       Depreciation and amortization........................................              --           23,300
       Interest, net........................................................              --           22,394
       Stock option expense (credit)........................................              --            1,414
                                                                                ------------     ------------
                                                                                      (9,276)         595,859
                                                                                ------------     ------------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries.................................              --           54,759
Provision for  income taxes.................................................          18,777           22,372
                                                                                ------------     ------------
Income (loss) before equity in earnings (loss) of subsidiaries..............         (18,777)          32,387
Equity in earnings (loss) of subsidiaries...................................          56,231            2,570
                                                                                ------------     ------------
Net income (loss)...........................................................         (75,008)          29,817
                                                                                ============     ============

                                                            CONDENSED CONSOLIDAT
Cash provided by (used in) operating activities.............................              --             27,397
                                                                                ------------     --------------
Cash Flows from Investing Activities:
       Capital expenditures.................................................              --            (12,787)
       Proceeds from sale of assets.........................................              --                653
       Acquisitions of businesses, net of cash acquired.....................              --            (47,920)
       Increase in assets restricted for the settlement of unpaid claims....              --             (6,070)
                                                                                ------------     --------------
Cash provided by (used in) investing activities.............................              --            (66,124)
                                                                                ------------     --------------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt...................................              --             68,125
       Payments on debt and capital obligations.............................              --            (80,037)
       Proceeds from issuance of Common Stock, net of issuance costs........              --             68,669
       Income tax payments made on behalf of stock optionees................              --             (1,678)
       Proceeds from exercise of stock option and warrants..................              --              1,808
                                                                                ------------     --------------
Cash provided by (used in) financing activities.............................              --             56,887
                                                                                ------------     --------------
Net increase (decrease) in cash and cash equivalents........................              --             18,160
Cash and cash equivalents at beginning of period............................              --            105,514
                                                                                ------------     --------------
Cash and cash equivalents at end of period..................................              --            123,674
                                                                                ============     ==============



 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 March 31, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital and the statements under the heading "Outlook". These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, potential reductions in reimbursement by third-party payers and changes in hospital payer mix, governmental budgetary constraints and healthcare reform, the impact of potential hospital closures, competition in the provider business and the managed care business, and the regulatory environment for the Company's businesses, as well as the other factors discussed in Exhibit 99 hereto, which is hereby incorporated by reference.

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring as of March 31, 1996. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 12.6 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $112 million.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. As of March 31, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Psychiatric Hospital Results

         Selected   statistics  (from  the  date  of  acquisition  for  acquired facilities) for the psychiatric hospitals in operation by quarter for fiscal 1995 and fiscal 1996 are as follows:




                                             Fiscal              Fiscal            %
                                              1995                1996           Change
                                           ----------          ----------      -----------

Hospitals in operation:
       December 31.....................         113               102              (10)
       March 31........................         110                99              (10)
       June 30.........................         108
       September 30....................         102

Average licensed beds at:
       Quarter:
            First.....................        9,198             9,110               (1)%
            Second....................        9,567             9,040               (6)
            Third.....................        9,585
            Fourth....................        9,130
       Year...........................        9,368

Net revenue (in thousands):
       Quarter:
            First.....................      249,105         $ 253,565                2 %
            Second....................      269,85            257,690               (5)
            Third.....................      272,510
            Fourth....................      250,891
                                          ---------
       Year...........................    1,042,360       .
                                          =========

Patient days:
       Quarter:
            First.....................      415,122           432,474                4 %
            Second....................      456,885           463,327                1
            Third.....................      456,698
            Fourth....................      429,374
                                          ---------
       Year...........................    1,758,079
                                          =========

Equivalent patient days:
       Quarter:
            First.....................      462,663           478,693                3 %
            Second....................      509,222           513,502                1
            Third.....................      509,354
            Fourth....................      476,270
                                          ---------
       Year...........................    1,957,509
                                          =========

Net revenue per equivalent patient day:
       Quarter:
            First......................         538               530               (1)%
            Second.....................         530               502               (5)
            Third......................         535
            Fourth.....................         527
       Year............................         532

Admissions:
       Quarter:
            First......................      30,626            32,865               7 %
            Second.....................      34,772            37,966               9
            Third......................      33,790
            Fourth.....................      32,977
                                          ---------
       Year............................     132,165
                                          =========

Average length of stay (days):
       Quarter:
            First......................        13.3              12.4              (7)%
            Second.....................        12.7              12.2              (4)
            Third......................        12.8
            Fourth.....................        12.9
       Year............................        12.9


Results of Operations

     The following table summarizes, for the periods indicated, changes in selected operating indicators.

                                                                                Percentage of Net Revenue
                                                        -------------------------------------------------------------------------
                                                         Three Months ended March 31            Six Months ended March 31
                                                        -----------------------------------    ----------------------------------
                                                              1995                1996              1995             1996
                                                        ---------------    ----------------    --------------      --------------

Net revenue........................................             100.0%             100.0%             100.0%              100.0%

Salaries, supplies and other operating expenses....              73.8               77.5               74.6                77.8
Bad debt expense...................................               7.9                6.4                8.0                 6.5
                                                       --------------       ------------        ------------       ------------
Total expenses.....................................              81.7               83.9               82.6                84.3

Operating margin...................................              18.3               16.1               17.4                15.7
                                                       ==============       ============        ============       ============



     Patient days at the Company's hospitals increased 1% and 3% for the quarter and the six months ended March 31, 1996, respectively, compared to the same periods of fiscal 1995. These increases resulted primarily from (i) patient days attributable to the hospitals acquired during fiscal 1995 and (ii) admissions growth at same store hospitals offset by reductions in patient days resulting from the hospitals closed in fiscal 1995. Total admissions increased 9% and 8% for the quarter and the six months ended March 31, 1996, compared to the prior year periods. These increases resulted from continued admissions growth at the Company's hospitals and admissions attributable to hospitals acquired during fiscal 1995 offset by reductions resulting from hospitals closed in fiscal 1995 and 1996.

     The Company's net revenue for the quarter and the six months ended March 31, 1996 increased 18.4% and 15.4%, respectively, compared to the same periods in fiscal 1995. These increases resulted primarily from acquisitions less (i) the effect of hospitals closed during fiscal 1995 and 1996 and (ii) the decrease in revenue per equivalent patient day in fiscal 1996. National Mentor, Inc. ("Mentor"), which was acquired in January 1995, had revenue of $16.2 million and $33.1 million for the quarter and the six months ended March 31, 1996 compared to $13.9 million for the same periods in fiscal 1995. Green Spring (excluding
GPA), which was acquired on December 13, 1995, had revenues of approximately $61.2 million and $71.9 million for the quarter and the six months ended March 31, 1996, respectively. Net revenue for the quarters ended March 31, 1995 and 1996 included $6.7 million and $3.3 million, respectively, for the normal settlement and adjustments reimbursement issues related to earlier fiscal periods ("reimbursement issues"). Net revenue for the six months ended
March 31, 1995 and 1996 included $15.0 million and $11.1 million, respectively, related to reimbursement issues. Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in the quarter and the six months ending March 31, 1996 by 5% and 4%, respectively, compared to the same periods in the prior year. The decreases were primarily due to a continued shift in payer mix from private payer sources to managed care payers and governmental payers and lower settlements of reimbursement issues. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries.

     The Company's salaries, supplies and other operating expenses increased 24.3% and 20.3% in the quarter and the six months ended March 31, 1996, respectively, compared to the same periods in fiscal 1995. These increases resulted primarily from acquisitions less (i) the effect of hospitals closed in fiscal 1995 and 1996 and (ii) an adjustment, as a result of updated actuarial estimates to malpractice claim reserves, which resulted in a reduction of expenses of approximately $7.5 million during the quarter and the six months ended March 31, 1996. Expenses incurred by Mentor increased to $14.0 million and $28.4 million for the quarter and the six months ended March 31, 1996 compared to $12.3 million for the same periods in fiscal 1995. Green Spring expenses (excluding GPA) were approximately $55.6 million and $64.7 million, respectively, in the quarter and the six months ended March 31, 1996.

     The Company's bad debt expense decreased 4.7% and 5.7% in the quarter and the six months ended March 31, 1996 compared to the same periods in fiscal 1995. These decreases were primarily due to the shift in the provider business to managed care payers, which reduces the Company's credit risk associated with individual patients and improved collections of hospital receivables. The decrease in bad debt expense as a result of the shift to managed care payers were partially offset by the increase in bad debt expense related to hospital-based acquisitions. Mentor and Green Spring bad debt expense was less than 1% of net revenue for their respective businesses in each period. The Company could experience future increases in bad debt expense in its provider business due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients.

     Depreciation and amortization increased 30.4% and 26.5% in the quarter and the six months ended March 31, 1996 compared to the same periods in fiscal 1995. These increases resulted primarily from depreciation and amortization related to acquired businesses. Mentor had depreciation and amortization of approximately $643,000 and $1.2 million in the quarter and the six months ended March 31, 1996, respectively, compared to $626,000 for the same periods in fiscal 1995. Green Spring (excluding GPA) had depreciation and amortization of $2.6 million and $3.1 million for the quarter and the six months ended March 31, 1996, respectively.

     Reorganization value in excess of amounts allocable to identifiable assets was fully amortized effective July 31, 1995. Accordingly, no such amortization expense was recorded in the quarter and the six months ended March 31, 1996.

     Interest expense, net, decreased 36.7% and 18.3% for the quarter and the six months ended March 31, 1996 compared to the same periods in fiscal 1995. These decreases resulted primarily from approximately $5.0 million of interest income recorded during the quarter and the six months ended March 31, 1996 related to income tax refunds due from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

     ESOP expense for the quarter and the six months ended March 31, 1996 was $0 compared to $14.3 million and $26.8 million in the prior year periods. The decrease resulted from the Company's commitment to allocate all existing shares held by the ESOP to the participants as of September 30, 1995.

     Stock option expense for the quarter and the six months ended March 31, 1996 increased $547,000 and $4.7 million, respectively, from the previous year periods primarily due to fluctuations in the market price of the Company's common stock and a reduced number of options outstanding under variable stock option plans.

     During the first quarter of fiscal 1995, the Company recorded an unusual item of approximately $3.0 million which represented the pre-tax gain on the sale of three psychiatric hospitals. During the second quarter of fiscal 1995, the Company recorded an unusual item of $29.8 million related to the settlement of insurance claims.

     The Company's effective tax rate was 40.0% and 40.9% in the quarter and the six months ended March 31, 1996. The change in the effective tax rate from the prior year periods is primarily attributable to (i) the elimination of non-deductible amortization of reorganization value in excess of amounts allocable to identifiable assets in fiscal 1996 and (ii) the reduction in the Company's effective tax rate as a result of the favorable resolution of the Company's California income tax returns for fiscal 1982 through 1989 offset by the increase in non-deductible intangible amortization in the fiscal 1996 periods as a result of the Mentor and Green Spring acquisitions.

     Minority interest increased $1.4 million and $2.4 million in the quarter and the six months ended March 31, 1996, respectively, compared to the prior year periods. The increase is primarily due to the Company acquiring a controlling interest in Green Spring in December 1995 and obtaining a controlling interest in other businesses during fiscal 1995 and 1996.

Recent Accounting Pronouncements

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating FAS 123. The potential impact on the Company adopting FAS 123 has not been quantified at this time. The Company must adopt FAS 123 no later than October 1, 1996.

Liquidity and Sources of Capital

         Operating Activities. The Company's net cash provided by operating activities was approximately $15.2 million and $27.4 million for the six months ended March 31, 1995 and 1996, respectively. Management believes that the Company will have adequate cash flows from operations in fiscal 1996 to fund operations, capital expenditures and debt service obligations.

         Investing Activities. The Company acquired a 61% ownership interest in Green Spring during the six months ended March 31, 1996. The consideration paid for Green Spring and related acquisition costs have resulted in the use of cash of approximately $87.0 million compared to approximately $65.0 million in acquisition expenditures during the six months ended March 31, 1995.

         Management  believes  that its cash on hand,  future  cash  flows  from operations, borrowing capacity under the Revolving Credit Agreement and its ability to issue debt and equity securities under current market conditions will provide adequate capital resources to support the Company's anticipated investing strategies.

         Financing Activities. The Company borrowed approximately $28.0 million and $68.1 million, respectively, during the six months ended March 31, 1995 and 1996, primarily to fund the acquisition of 13 hospitals in fiscal 1995 and to fund the acquisition of Green Spring in fiscal 1996. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

         On January 25, 1996, the Company issued 4,000,000 shares of Common Stock (the "Shares") along with a warrant to purchase an additional 2,000,000 shares of Common Stock (the "Warrant") pursuant to a Stock and Warrant Purchase Agreement. The Warrant, which expires in January, 2000 entitles the holder to purchase such additional shares of Common Stock at a per share price of $26.15, subject to adjustment for certain dilutive events, and provides registration rights for the shares of Common Stock underlying the Warrant. The aggregate purchase price for the Shares and the Warrant was $69,732,000. The Warrant becomes exercisable on January 25, 1997 and expires on January 25, 2000.

         The Company received proceeds of approximately $68.7 million, net of issuance costs, from the issuance of the Shares and the Warrant. Approximately $68.0 million of the proceeds were used to repay outstanding borrowings under the Revolving Credit Agreement.

         As of March 31, 1996, the Company had approximately $100.4 million of availability under the Revolving Credit Agreement. The Company was in compliance with all debt covenants at March 31, 1996.

Outlook

         Management continually assesses events and changes in circumstances that could effect its business strategy and the viability of its operating facilities. During fiscal 1995, the Company consolidated, closed or sold fifteen psychiatric hospitals. During the first six months of fiscal 1996, the Company consolidated or closed three hospitals. During April 1996, the Company closed three additional hospitals. The Company expects to record a charge of approximately $2.5 million in the quarter ended June 30, 1996, related to the costs necessary to exit the hospital operations. See Note G for further information regarding facility closures. Management expects to consolidate services in selected markets and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations.

         During the fourth quarter of fiscal 1995, the Company recorded impairment losses on property and equipment and intangible assets of approximately $23.0 million and $4.0 million, respectively. The impairment losses were primarily related to assets to be held and used subsequent to September 30, 1995. Such impairment losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and from historical operating losses at certain of the Company's operating facilities combined with projected future operating losses. The effected businesses that were operating as of March 31, 1996 had negative operating income (net revenue less salaries, supplies and other operating expenses and bad debt expense) in aggregate during the six months ended March 31, 1996, excluding the normal settlement of reimbursement issues. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through future cash flows expected from the use of the asset and its eventual disposition. The Company may record impairment losses in future periods as circumstances warrant.

         The Company's hospitals continue to experience a shift in payer mix to managed care payers from other payers, which contributed to a reduction in revenue per equivalent patient day compared to prior periods. Management anticipates continued shifting in its hospitals' payer mix towards managed care payers as a result of changes in the healthcare marketplace and the synergies created by the Green Spring acquisition. Future shifts in the Company's hospital payer mix to managed care payers could result in lower revenue per equivalent patient day in future quarterly periods for the Company's hospitals operations.

         The Company expects the Green Spring acquisition to result in increased revenue and operating income during fiscal 1996. However, increases in amortization expense and minority interest resulting from the acquisition of Green Spring may exceed the expected increase in operating income in fiscal 1996. In addition, the Exchange Option is potentially dilutive to earnings per share, on a fully diluted basis, in future quarterly periods during fiscal 1996.

         The issuance of the Shares in January 1996 resulted in the Company reducing its long term debt and future interest obligations, increasing its stockholders' equity and increasing its borrowing capacity. However, the additional Common Stock outstanding as a result of the issuance of the Shares will have a dilutive effect on earnings per share during future quarterly periods.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         Certain of the Company's subsidiaries are subject to or parties to claims, civil suits and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         In January  1996,  the  Company  settled an  ongoing  dispute  with the
Resolution Trust Corporation ("RTC") for itself or in its capacity as conservator or receiver for 12 financial institutions, which formerly held certain debt securities that were issued by the Company in 1988. In connection with the settlement, the Company, denying any liability or fault, paid $2.7 million to the RTC in exchange for a release of all claims.

Item 4. - Submission of Matters to Vote of Security Holders.

         The Company held an annual meeting of stockholders on February 22, 1996.

         The tabulation of votes with respect to each matter voted upon at the meeting is as follows:


                                                                 Votes cast
                                       -----------------------------------------------------------------
                                                       Authority                              Broker
                                       For             Withheld            Abstain           Non-Votes
                                       ---             --------            -------           ---------

Election of:

Edwin M. Banks
as a Director (term
expiring in 1999)                   22,196,978           21,699                N/A               N/A



                                                                                               Broker
                                       For              Against            Abstain           Non-Votes
                                       ---              -------            -------           ---------
Approval of:

1996 Stock Option Plan              12,372,711         4,202,295           65,221             5,578,450

1997 Employee Stock
Purchase Plan                       14,733,997         1,853,046           53,183             5,578,451

1996 Directors' Stock
Option Plan                         15,317,211         1,287,708           73,783             5,539,975


Item 5. - Other Information

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has 61% ownership interest in Green Spring as of March 31, 1996. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring will continue as customers of Green Spring. As of March 31, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests in Green Spring for 2,831,739 shares of Magellan Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Description of Green Spring's Business

         Green  Spring  is  the  nation's  third  largest   managed   behavioral
healthcare   organization   specializing   in  mental   health   and   substance
abuse/dependency services through a network of more than 30,000 providers nationwide, serving approximately 12.6 million members at March 31, 1996.

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

         At March 31, 1996, Green Spring's risk and non-risk membership was approximately 3.5 million and 9.1 million, respectively. During the quarter and the six months ended March 31, 1996, risk and non-risk business comprised approximately 70% and 30%, respectively, of Green Spring revenues.

         Green Spring's customers include Fortune 1000 companies, Blue Cross/Blue Shield organizations, major HMO's/PPO's, several State employee programs, labor unions and several State Medicaid programs. During the quarter and the six months ended March 31, 1996, approximately 70% of Green Spring's revenues were generated from the Blues organizations.

Government Regulation

         Green Spring operations, in some states, are subject to utilization review licensure and related state regulation procedures. Green Spring provides managed behavioral healthcare services to various Blue Cross/Blue Shield plans that operate Medicare and Medicaid health maintenance organizations or other at-risk managed care programs and that participate in the Blue Cross Federal Employees health program. As a contractor to these Blue Cross/Blue Shield plans, Green Spring is indirectly subject to federal and, with respect to the Medicaid program, state monitoring and regulation of performance and financial reporting requirements. However, Green Spring must comply with all reporting and monitoring requirements of the Health Care Financing Administration ("HCFA") communicated to it from the prime contractor, Blue Cross/Blue Shield plans, for the behavioral healthcare portion for the Medicare risk business. The Office of Inspector General of the United States monitors and reviews financial reporting and performance of the Blue Cross Federal Employees Program for which Green Spring provides the behavioral healthcare benefit through several Blue Cross plans. Medicaid business is also subject to the financial reporting and performance monitoring requirements of the applicable state governments as well as HCFA as noted above.

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

         Green Spring believes that the most significant factors in a customer's selection of a managed behavioral healthcare company include price, the extent and depth of provider networks and flexibility and quality of services. The management of Green Spring believes that Green Spring competes effectively with respect to these factors.

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4(a) Amendment No. 1 to Stock and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Rainwater-Magellan Holdings, L.P., which was filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3 dated February 26, 1996, and is incorporated herein by reference.

                  *10(a)   1996 Stock Option Plan of the Company.

                  *10(b)   1996 Directors' Stock Option Plan of the Company.

                  11       Statement re computation of per share earnings.

                  27       Financial Data Schedule

                  99 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements.

                  *Constitutes a management contract or compensatory plan arrangement.


         (b)      Report on Form 8-K

                           There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1996.

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MAGELLAN HEALTH SERVICES, INC.
                                                  ------------------------------
                                                  (Registrant)



Date:      May 14, 1996                           /s/ Craig L. McKnight
     ------------------------                     ---------------------------
                                                  Craig L. McKnight
                                                  Executive Vice President and
                                                  Chief Financial Officer



Date:     May 14, 1996                            /s/ Howard A. McLure
     -----------------------                      --------------------
                                                  Howard A. McLure
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)