Form 10-Q/A
period 1996-03-31
MAGELLAN HEALTH SERVICES INC
filed 1996-05-15
CIK 19411

- ------------------------------------------------------------------------------


                                    FORM 10-Q

                                AMENDMENT NO. 1
               (Amended to include Additional Registrants Listing)

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

- ------------------------------------------------------------------------------
PAGE>

                            ADDITIONAL REGISTRANTS(1)

                                                                            Address including zip code,
                                 State or other                           and telephone number
    Exact name of               jurisdiction of      I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization          Number              executive offices
- --------------------             --------------       --------------     -----------------------


Beltway Community               Texas                 58-1324281          3414 Peachtree Rd., N.E.
 Hospital, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

C.A.C.O. Services, Inc.         Ohio                  58-1751511          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA   30326
                                                                          (404) 841-9200

CCM, Inc.                       Nevada                58-1662418          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA   30326
                                                                          (404) 841-9200

CMCI, Inc.                      Nevada                88-0224620          1061 East Flamingo Road
                                                                          Suite One
                                                                          Las Vegas, NV   89119
                                                                          (702) 737-0282

CMFC, Inc.                      Nevada                88-0215629          1061 East Flamingo Road
                                                                          Suite One
                                                                          Las Vegas, NV   89119
                                                                          (702) 737-0282

CMSF, Inc.                      Florida               58-1324269          3550 Colonial Boulevard
                                                                          Fort Myers, FL 33912
                                                                          (813) 939-0403

CPS Associates, Inc.            Virginia              58-1761039          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Alvarado                California            58-1394959          7050 Parkway Drive
 Behavioral Health                                                        La Mesa, CA  91942-2352
 System, Inc.                                                             619) 465-4411

Charter Appalachian Hall        North Carolina        58-2097827          60 Caledonia Road
 Behavioral Health                                                        Asheville, NC   28803
 System, Inc.                                                             (704) 253-3681

Charter Arbor Indy              Indiana               35-1916340          3314 Peachtree Rd., N.E.
 Behavioral Health                                                        Suite 1400
 System, Inc.                                                             Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Augusta                 Georgia               58-1615676          3100 Perimeter Parkway
 Behavioral Health                                                        P.O. Box 14939
 System, Inc.                                                             Augusta, GA 30909
                                                                          (404) 868-6625






                            ADDITIONAL REGISTRANTS(1)

                                                                            Address including zip code,
                                 State or other                           and telephone number
    Exact name of               jurisdiction of      I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization          Number              executive offices
- --------------------             --------------       --------------     -----------------------


Charter Bay Harbor              Florida               58-1640244          3414 Peachtree Rd., N.E.
 Behavioral Health                                                        Suite 1400
 System, Inc.                                                             Atlanta, Georgia  30326
                                                                          (404) 841-9200

Charter Beacon Behavioral       Indiana               58-1524996          1720 Beacon Street
 Health System, Inc.                                                      Fort Wayne, IN  46805
                                                                          (219) 423-3651

Charter Behavioral Health       New Jersey            58-2097832          19 Prospect Street
 System at Fair Oaks, Inc.                                                Summit, NJ   07901
                                                                          (908) 277-9102

Charter Behavioral Health       Maryland              52-1866212          522 Thomas Run Road
 System at Hidden Brook,                                                  Bel Air, MD    21014
 Inc.                                                                     (410) 879-1919

Charter Behavioral Health       California            33-0606642          3414 Peachtree Rd., N.E.
 System at Los Altos, Inc.                                                Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Behavioral Health       Florida               65-0519663          1324 37th Avenue, East
 System at Manatee Adolescent                                             Bradenton, FL  4208
 Treatment Services, Inc.                                                 (813) 746-1388

Charter Behavioral Health       Maryland              52-1866221          14901 Broschart Road
 System at Potomac Ridge,                                                 Rockville, MD  20850
 Inc.                                                                     (301) 251-4500

Charter Behavioral Health       Delaware              58-2213642          3414 Peachtree Rd., N.E.
  Systems, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
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
                                                                          (813) 746-1388





                            ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                               State or other                              and telephone number
    Exact name of              jurisdiction of      I.R.S. Employer        including area code,
registrant as specified         incorporation         Identification      of registrant's principal
   in its charter              or organization           Number               executive offices
- --------------------            --------------        --------------     -----------------------



Charter Behavioral Health       Georgia               58-1408670          3500 Riverside Drive
 System of Central Georgia,                                               Macon, GA  31210
 Inc.                                                                     (912) 474-6200

Charter Behavorial Health       Virginia              54-1765921          1500 Westbrook Avenue
 System of Central Virginia,                                              Richmond, VA 23227
 Inc.                                                                     (804) 266-9671

Charter Behavioral Health       South Carolina        58-1761157          2777 Speissegger Drive
 System of Charleston, Inc.                                               Charleston, SC  29405-8299
                                                                          (803) 747-5830

Charter Behavioral Health       Virginia              58-1616917          2101 Arlington Boulevard
 System of Charlottesville,                                               Charlottesville, VA  22903-1593
 Inc.                                                                       (804) 977-1120

Charter Behavioral Health       Illinois              58-1315760          4700 North Clarendon Avenue
 System of Chicago, Inc.                                                  Chicago, IL   60640
                                                                          (312) 728-7100

Charter Behavioral Health       California            58-1473063          3414 Peachtree Rd., N.E.
 System of Chula Vista,                                                   Suite 1400
 Inc.                                                                     Atlanta, GA   30326
                                                                          (404) 841-9200

Charter Behavioral Health       Missouri              61-1009977          200 Portland Street
 System of Columbia, Inc.                                                 Columbia, MO   65201
                                                                          (314) 876-8000

Charter Behavioral Health       Texas                 58-1513305          3126 Rodd Field Road
 System of Corpus Christi,                                                Corpus Christi, TX   78414
 Inc.                                                                     (512) 993-8893

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
                                                                          (812) 476-7200

Charter Behavioral Health       Texas                 58-1643151          3414 Peachtree Rd., N.E.
 System of Fort Worth, Inc.                                               Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       Mississippi           58-1616919          3531 Lakeland Drive
 System of Jackson, Inc.                                                  Jackson, MS 39208
                                                                          (601) 939-9030





                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of        I.R.S. Employer      including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization            Number            executive offices
- --------------------            --------------         --------------     ------------------------



Charter Behavioral Health       Florida               58-1483015          3947 Salisbury Road
 System of Jacksonville,                                                  Jacksonville, FL  32216
 Inc.                                                                     (904) 296-2447

Charter Behavioral Health       Indiana               35-1916342          2700 River City Park Drive
 System of Jefferson, Inc.                                                Jeffersonville, IN  47130
                                                                          (812) 284-3400

Charter Behavioral Health       Kansas                58-1603154          8000 West 127th Street
 System of Kansas City,                                                   Overland Park, KS  66213
 Inc.                                                                     (913) 897-4999

Charter Behavioral Health       Louisiana             72-0686492          302 Dulles Drive
 System of Lafayette, Inc.                                                Lafayette, LA  70506
                                                                          (318) 233-9024

Charter Behavioral Health       Louisiana             62-1152811          4250 Fifth Avenue, South
 System of Lake Charles,                                                  Lake Charles, LA  70605
 Inc.                                                                     (318) 474-6133

Charter Behavioral Health       Indiana               35-1916343          3714 S. Franklin Street
 System of Michigan City,                                                 Michigan City, IN  46360
 Inc.                                                                     (219) 872-0531

Charter Behavioral Health       Alabama               58-1569921          3414 Peachtree Rd., N.E.
 System of Mobile, Inc.                                                   Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       New Hampshire         02-0470752          29 Northwest Boulevard
 System of Nashua, Inc.                                                   Nashua, NH  03063
                                                                          (603) 886-5000

Charter Behavioral Health       Nevada                58-1321317          7000 West Spring Mountain Rd.
 System of Nevada, Inc.                                                   Las Vegas, NV  89117
                                                                          (702) 876-4357

Charter Behavioral Health       New Mexico            58-1479480          5901 Zuni Road, SE
 System of New Mexico, Inc.                                               Albuquerque, NM  87108
                                                                          (505) 265-8800

Charter Behavioral Health       California            58-1857277          101 Cirby Hills Drive
 System of Northern                                                       Roseville, CA  95678
 California, Inc.                                                         (916) 969-4666

Charter Behavioral Health       Arkansas              58-1449455          4253 Crossover Road
 System of Northwest                                                      Fayetteville, AR  72703
 Arkansas, Inc.                                                           (501) 521-5731

Charter Behavioral Health       Indiana               58-1603160          101 West 61st Avenue
 System of Northwest                                                      State Road 51
 Indiana, Inc.                                                            Hobart, IN  46342
                                                                          (219) 947-4464




                            ADDITIONAL REGISTRANTS(1)

                                                                                Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of     I.R.S. Employer         including area code,
registrant as specified          incorporation        Identification        of registrant's principal
   in its charter               or organization          Number               executive offices
- --------------------             --------------      --------------        ------------------------



Charter Behavioral Health       Kentucky              61-1006115          435 Berger Road
 System of Paducah, Inc.                                                  Paducah, KY  42002-7609
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
                                                                          (912) 354-3911

Charter Behavioral Health       Arkansas             71-0752815           3414 Peachtree Rd., N.E.
 System of Texarkana, Inc.                                                Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       California           95-2685883           2055 Kellogg Drive
 System of the Inland                                                     Corona, CA  91719
 Empire, Inc.                                                             (714) 735-2910

Charter Behavioral Health       Ohio                 58-1731068           1725 Timberline Road
 System of Toledo, Inc.                                                   Maumee, Ohio 43537
                                                                          (419) 891-9333

Charter Behavioral Health       Arizona              86-0757462           3414 Peachtree Rd., N.E.
 System of Tucson, Inc.                                                   Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       California           33-0606644           3414 Peachtree Rd., N.E.
 System of Visalia, Inc.                                                  Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Behavioral Health       Minnesota            41-1775626           109 North Shore Drive
 System of Waverly, Inc.                                                  Waverly, MN  55390
                                                                          (612) 658-4811

Charter Behavioral Health       North Carolina       56-1050502           3637 Old Vineyard Road
 System of Winston-Salem,                                                 Winston-Salem, NC  27104
 Inc.                                                                     (919) 768-7710

Charter Behavioral Health       California           33-0606646           3414 Peachtree Rd., N.E.
 System of Yorba Linda,                                                   Suite 1400
 Inc.                                                                     Atlanta, GA  30326
                                                                          (404) 841-9200






                            ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                              State or other                              and telephone number
    Exact name of             jurisdiction of      I.R.S. Employer        including area code,
registrant as specified        incorporation        Identification       of registrant's principal
   in its charter             or organization          Number              executive offices
- --------------------           --------------        --------------      -----------------------



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

Charter Community Hospital,     California            58-1398708          21530 South Pioneer Boulevard
 Inc                                                                      Hawaiian Gardens, CA 90716
                                                                          (310) 860-0401

Charter Contract Services,      Georgia               58-2100699          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Cove Forge              Pennsylvania          25-1730464          New Beginnings Road
 Behavioral Health System,                                                Williamsburg, PA 16693
 Inc.                                                                     (814) 832-2121

Charter Fairmount               Pennsylvania          58-1616921          561 Fairthorne Avenue
 Behavioral Health System,                                                Philadelphia, PA  19128
 Inc.                                                                     (215) 487-4000

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
                                                                          (404) 841-9200






                            ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                                State or other                            and telephone number
    Exact name of               jurisdiction of      I.R.S. Employer      including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization         Number              executive offices
- --------------------            --------------        --------------     ------------------------



Charter Forest Behavioral       Louisiana             58-1508454          9320 Linwood Avenue
 Health System, Inc.                                                      Shreveport, LA 71106
                                                                          (318) 688-3930

Charter Grapevine               Texas                 58-1818492          2300 William D. Tate Ave.
 Behavioral Health System,                                                Grapevine, TX 76051
 Inc.                                                                     (817) 481-1900

Charter Greensboro              North Carolina        58-1335184          700 Walter Reed Drive
 Behavioral Health System,                                                Greensboro, NC  27403
 Inc.                                                                     (919) 852-4821

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
                                                                          404) 841-9200

Charter Hospital of             Colorado              58-1662413          3414 Peachtree Rd., N.E.
 Denver, Inc.                                                             Suite 1400
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
                                                                          (404) 841-9200

Charter Hospital of St.         Missouri              58-1583760          3414 Peachtree Rd., N.E.
 Louis, Inc.                                                              Suite 1400
                                                                          Atlanta, GA     30326
                                                                          (404) 841-9200




                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                                 and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization           Number               executive offices
- --------------------             --------------       --------------      ------------------------



Charter Hospital of             California            58-1402481          3414 Peachtree Rd., N.E.
  Torrance, Inc.                                                          Suite 1400
                                                                          Atlanta, GA      30326
                                                                          (404) 841-9200

Charter Indianapolis            Indiana               58-1674291          5602 Caito Drive
 Behavioral Health                                                        Indianapolis, IN  46226
 System, Inc.                                                             (317) 545-2111

Charter Lafayette               Indiana               58-1603158          3700 Rome Drive
 Behavioral Health                                                        Lafayette, IN  47905
 System, Inc.                                                             (317) 448-6999

Charter Lakehurst               New Jersey            22-3286879          3414 Peachtree Rd., N.E.
 Behavioral Health                                                        Suite 1400
 System, Inc.                                                             Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Lakeside                Tennessee             62-0892645          2911 Brunswick Road
 Behavioral Health System,                                                Memphis, TN 38134
 Inc.                                                                     (901) 377-4700

Charter Laurel Heights          Georgia               58-1558212          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA      30326
                                                                          (404) 841-9200

Charter Linden Oaks             Illinois              36-3943776          852 West Street
 Behavioral Health System,                                                Naperville, IL 60540
 Inc.                                                                     (708) 305-5500

Charter Little Rock             Arkansas              58-1747019          1601 Murphy Drive
 Behavioral Health System,                                                Maumelle, AR 72113
 Inc.                                                                     (501) 851-8700

Charter Louisville              Kentucky              58-1517503          1405 Browns Lane
 Behavioral Health System,                                                Louisville, KY 40207
 Inc.                                                                     (502) 896-0495

Charter Meadows                 Maryland              52-1866216          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Medical -               Georgia               58-1357345          3414 Peachtree Rd., N.E.
 California, Inc.                                                         Suite 1400
                                                                          Atlanta, GA      30326
                                                                          (404) 841-9200

Charter Medical - Clayton       Georgia               58-1579404          3414 Peachtree Rd., N.E.
 County, Inc.                                                             Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200






                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                               and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer        including area code,
registrant as specified          incorporation         Identification     of registrant's principal
   in its charter               or organization           Number             executive offices
- --------------------             --------------       --------------      ------------------------


Charter Medical -               Texas                 58-1448733          3414 Peachtree Rd., N.E.
 Cleveland, Inc.                                                          Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

Charter Medical - Dallas,       Texas                 58-1379846          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

Charter Medical - Long          California            58-1366604          3414 Peachtree Rd., N.E.
 Beach, Inc.                                                              Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Medical -               New York              58-1761153          3414 Peachtree Rd., N.E.
 New York, Inc.                                                           Suite 1400
                                                                          Atlant30326
                                                                          (404) 841-9200

Charter Medical (Cayman        Cayman Islands,        58-1841857          Caledonian Bank & Trust
 Islands) Ltd.                  BWI                                       Swiss Bank Building
                                                                          Caledonian House
                                                                          Georgetown-Grand Cayman
                                                                          Cayman Islands
                                                                          (809) 949-0050

Charter Medical                 Georgia               58-1538092          3414 Peachtree Rd., N.E.
 Executive Corporation                                                    Suite 1400
                                                                          Atlanta, Ga  30326
                                                                          (404) 841-9200

Charter Medical                 Georgia               58-1530236          3414 Peachtree Rd., N.E.
 Information Services,                                                    Suite 1400
 Inc.                                                                     Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Medical                 Cayman Islands,       N/A                 Caledonian Bank & Trust
 International, Inc.             BWI                                      Swiss Bank Building
                                                                          Caledonian House
                                                                          Georgetown-Grand Cayman
                                                                          Cayman Islands
                                                                          (809) 949-0050

Charter Medical                 Nevada                58-1605110          3414 Peachtree Rd., N.E.
 International S.A., Inc.                                                 Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 841-9200
Charter Medical                 Georgia               58-1195352          3414 Peachtree Rd., N.E.
 Management Company                                                       Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200






                            ADDITIONAL REGISTRANTS(1)

                                                                         Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation         Identification     of registrant's principal
   in its charter               or organization           Number             executive offices
- --------------------             --------------        --------------     ------------------------


Charter Medical of East         Arizona               58-1643158          2190 N. Grace Boulevard
 Valley, Inc.                                                             Chandler, AZ  85224
                                                                          (602) 899-8989

Charter Medical of              United Kingdom        N/A                 111 Kings Road
 England Limited                                                          Box 323
                                                                          London SW3 4PB
                                                                          London, England
                                                                          44-71-351-1272

Charter Medical of              Florida               58-2100703          3414 Peachtree Rd., N.E.
 Florida, Inc.                                                            Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Medical of North        Arizona               58-1643154          6015 W. Peoria Avenue
 Phoenix, Inc.                                                            Glendale, AZ  85302
                                                                          (602) 878-7878

Charter Medical of Puerto       Commonwealth of       58-1208667          Caso Building, Suite 1504
 Rico, Inc.                      Puerto Rico                              1225 Ponce De Leon Avenue
                                                                          Santurce, P.R.  00907
                                                                          (809) 723-8666

Charter Mental Health           Florida               58-2100704          3414 Peachtree Rd., N.E.
 Options, Inc.                                                            Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Milwaukee               Wisconsin             58-1790135          11101 West Lincoln Avenue
 Behavioral Health                                                        West Allis, WI  53227
 System, Inc.                                                             (414) 327-3000

Charter Mission Viejo           California            58-1761156          23228 Madero
 Behavioral Health                                                        Mission Viejo, CA  92691
 System, Inc.                                                             (714) 830-4800

Charter MOB of                  Virginia              58-1761158          1023 Millmont Avenue
 Charlottesville, Inc.                                                    Charlottesville, VA  22901
                                                                          (804) 977-1120

Charter North Behavioral        Alaska                58-1474550          2530 DeBarr Road
 Health System, Inc.                                                      Anchorage, AK  99508-2996
                                                                          (907) 258-7575

Charter Northbrooke             Wisconsin             39-1784461          46000 W. Shroeder Drive
 Behavioral Health System,                                                Brown Deer, WI 53223
 Inc.                                                                     (414) 355-2273

Charter North Counseling        Alaska                58-2067832          2530 DeBarr Road
 Center, Inc.                                                             Anchorage, AL    99508-2996
                                                                          (907) 258-7575






                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation         Identification      of registrant's principal
   in its charter               or organization           Number              executive offices
- --------------------             --------------        --------------     ------------------------


Charter Northridge              North Carolina        58-1463919          400 Newton Road
 Behavioral Health System,                                                Raleigh, NC  27615
 Inc.                                                                     (919) 847-0008

Charter Oak Behavioral          California            58-1334120          1161 East Covina Boulevard
 Health System, Inc.                                                      Covina, CA 91724
                                                                          (818) 966-1632

Charter of Alabama, Inc.        Alabama               63-0649546          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Palms Behavioral        Texas                 58-1416537          1421 E. Jackson Avenue
 Health System, Inc.                                                      McAllen, TX   78502
                                                                          (512) 631-5421

Charter Peachford               Georgia               58-1086165          2151 Peachford Road
 Behavioral Health System,                                                Atlanta, GA  30338
 Inc.                                                                     (404) 455-3200

Charter Petersburg              Virginia              58-1761160          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA  30326
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
                                                                          (404) 841-9200

Charter Ridge Behavioral        Kentucky              58-1393063          3050 Rio Dosa Drive
 Health System, Inc.                                                      Lexington, KY 40509
                                                                          (606) 269-2325

Charter Rivers Behavioral       South Carolina        58-1408623          2900 Sunset Boulevard
 Health System, Inc.                                                      West Columbia, SC 29169
                                                                          (803) 796-9911





                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                               and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer        including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization           Number             executive offices
- --------------------             --------------        --------------     ------------------------


Charter San Diego               California            58-1669160          11878 Avenue of Industry
 Behavioral Health System,                                                San Diego, CA  92128
 Inc.                                                                     (619) 487-3200

Charter Sioux Falls             South Dakota          58-1674278          2812 South Louise Avenue
 Behavioral Health System,                                                Sioux Falls, SD 57106
 Inc.                                                                          (605) 361-8111

Charter South Bend              Indiana               58-1674287          6704 N. Gumwood Drive
 Behavioral Health System,                                                Granger, IN  46530
 Inc.                                                                     (219) 272-9799

Charter Springs Behavioral      Florida               58-1517461          3130 S.W. 27th Avenue
 Health System, Inc.                                                      Ocala, FL  32674
                                                                          (904) 237-7293

Charter Springwood              Virginia              58-2097829          Route 4, Box 50
 Behavioral Health System,                                                Leesburg, VA  22075
 Inc.                                                                     (703) 777-0800

Charter Suburban Hospital       Texas                 75-1161721          3414 Peachtree Rd., N.E.
 of Mesquite, Inc.                                                        Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Terre Haute             Indiana               58-1674293          1400 Crossing Boulevard
 Behavioral Health System,                                                Terre Haute, IN 47802
 Inc.                                                                     (812) 299-4196

Charter Thousand Oaks           California            58-1731069          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Treatment Center        Michigan              58-2025057          3414 Peachtree Rd., N.E.
 of Michigan, Inc.                                                        Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Westbrook               Virginia              54-0858777          1500 Westbrook Avenue
 Behavioral Health System,                                                Richmond, VA  23227
 Inc.                                                                     (804) 266-9671

Charter White Oak               Maryland              52-1866223          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA  30326
                                                                          (404) 841-9200

Charter Wichita Behavioral      Kansas                58-1634296          8901 East Orme
 Health System, Inc.                                                      Wichita, KS 67207
                                                                          (316) 686-5000





                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization          Number             executive offices
- --------------------             --------------       --------------      ------------------------



Charter Woods Behavioral        Alabama               58-1330526          700 Cottonwood Road
 Health System, Inc.                                                      Dothan, AL 36301
                                                                          (205) 794-4357

Correctional Behavioral         Delaware              58-2180940          3414 Peachtree Rd., N.E.
 Solutions, Inc.                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Desert Springs Hospital,        Nevada                88-0117696          414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Employee Assistance             Georgia               58-1501282          3414 Peachtree Rd., N.E.
 Services, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Florida Health                  Florida               58-1860493          21808 State Road 54
 Facilities, Inc.                                                         Lutz, FL  33549
                                                                          (813) 948-2441

Gulf Coast EAP                  Alabama               58-2101394          3414 Peachtree Rd., N.E.
 Services, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Hospital Investors, Inc.        Georgia               58-1182191          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, Ga  30326
                                                                          (404) 841-9200

Illinois Mentor, Inc.           Illinois              36-3643670          313 Congress St.
                                                                          Boston, MA  02210
                                                                          (617) 790-4800

Magellan Public                 Delaware              58-2227841          3414 Peachtree Rd., N.E.
 Solutions                                                                Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Mandarin Meadows, Inc.          Florida               58-1761155          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Massachusetts Mentor,           Massachusetts         04-2799071          313 Congress St.
 Inc.                                                                     Boston, MA  02210
                                                                          (617) 790-4800






                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization          Number            executive offices
- --------------------            --------------        --------------     ------------------------


National Mentor, Inc.           Delaware              04-3250732          313 Congress St.
                                                                          Boston, MA  02210
                                                                          (617) 790-4800

National Mentor                 Massachusetts         04-2893910          313 Congress St.
 Healthcare, Inc.                                                         Boston, MA  02210
                                                                          (617) 790-4800

NEPA - Massachusetts, Inc.      Massachusetts         58-2116751          #6 Courthouse Lane
                                                                          Chelmsford, MA  01863
                                                                          (508) 441-2332

NEPA - New Hampshire, Inc.      New Hampshire         58-2116398          29 Northwest Boulevard
                                                                          Nashua, NH  03063
                                                                          (603) 886-5000

Ohio Mentor, Inc.               Ohio                  31-1098345          313 Congress St.
                                                                          Boston, MA  02210
                                                                          (617) 790-4800

Pacific-Charter Medical,        California            58-1336537          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

South Carolina Mentor, Inc.     South Carolina        57-0782160          313 Congress St..
                                                                          Boston, MA  02210
                                                                          (617) 790-4800

Southeast Behavioral            Georgia               58-2100700          3414 Peachtree Rd., N.E.
 Systems, Inc.                                                            Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Schizophrenia Treatment         Georgia               58-1672912          209 Church Street
 and Rehabilitation, Inc.                                                 Decatur, GA 30030
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