Form 10-Q
period 1996-06-30
MAGELLAN HEALTH SERVICES INC
filed 1996-08-13
CIK 19411

- -------------------------------------------------------------------------------


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

         (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________
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

The number of shares of the Registrant's Common Stock outstanding as of July 31, 1996, was 33,002,826.

- -------------------------------------------------------------------------------

                            ADDITIONAL REGISTRANTS(1)

                                                                            Address including zip code,
                                 State or other                           and telephone number
    Exact name of               jurisdiction of      I.R.S. Employer       including area code,
registrant as specified          incorporation        Identification     of registrant's principal
   in its charter               or organization          Number              executive offices
- --------------------             --------------       --------------     -----------------------


Beltway Community               Texas                 58-1324281          3414 Peachtree Rd., N.E.
 Hospital, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Blue Grass Physician            Kentucky              66-1294402          3050 Rio Dosa Drive
 Management Group, Inc.                                                   Lexington, KY  40509
                                                                          (606) 269-2325

C.A.C.O. Services, Inc.         Ohio                  58-1751511          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA   30326
                                                                          (404) 841-9200

CCM, Inc.                       Nevada                58-1662418          3414 Peachtree Rd., N.E.
                                                                          Suite 1400
                                                                          Atlanta, GA   30326
                                                                          (404) 841-9200

CMCI, Inc.                      Nevada                88-0224620          1061 East Flamingo Road
                                                                          Suite One
                                                                          Las Vegas, NV   89119
                                                                          (702) 737-0282

CMFC, Inc.                      Nevada                88-0215629          1061 East Flamingo Road
                                                                          Suite One
                                                                          Las Vegas, NV   89119
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

Charter Lakehurst               New Jersey            22-3286879          3414 Peachtree Rd., N.E.
 Behavioral Health                                                        Suite 1400
 System, Inc.                                                             Atlanta, GA 30326
                                                                          (404) 841-9200

Charter Lakeside                Tennessee             62-0892645          2911 Brunswick Road
 Behavioral Health System,                                                Memphis, TN 38134
 Inc.                                                                     (901) 377-4700

Charter Laurel Heights          Georgia               58-1558212          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA      30326
                                                                          (404) 841-9200

Charter Linden Oaks             Illinois              36-3943776          852 West Street
 Behavioral Health System,                                                Naperville, IL 60540
 Inc.                                                                     (708) 305-5500

Charter Little Rock             Arkansas              58-1747019          1601 Murphy Drive
 Behavioral Health System,                                                Maumelle, AR 72113
 Inc.                                                                     (501) 851-8700

Charter Louisiana Behavioral    Louisiana             72-1219231          1514 Doctor's Drive
 Health System, Inc.                                                      Suite 102
                                                                          Bossier City, LA  71111
                                                                          (318) 747-4362

Charter Louisville              Kentucky              58-1517503          1405 Browns Lane
 Behavioral Health System,                                                Louisville, KY 40207
 Inc.                                                                     (502) 896-0495

Charter Meadows                 Maryland              52-1866216          3414 Peachtree Rd., N.E.
 Behavioral Health System,                                                Suite 1400
 Inc.                                                                     Atlanta, GA  30326
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
                                                                          (907) 258-7575






                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                              and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer       including area code,
registrant as specified          incorporation         Identification      of registrant's principal
   in its charter               or organization           Number              executive offices
- --------------------             --------------        --------------     ------------------------


Charter Northbrooke             Wisconsin             39-1784461          46000 W. Shroeder Drive
 Behavioral Health System,                                                Brown Deer, WI 53223
 Inc.                                                                     (414) 355-2273

Charter North Counseling        Alaska                58-2067832          2530 DeBarr Road
 Center, Inc.                                                             Anchorage, AK    99508-2996
                                                                          (907) 258-7575

Charter Northridge              North Carolina        58-1463919          400 Newton Road
 Behavioral Health System,                                                Raleigh, NC  27615
 Inc.                                                                     (919) 847-0008

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





                            ADDITIONAL REGISTRANTS(1)

                                                                          Address including zip code,
                                State or other                               and telephone number
    Exact name of               jurisdiction of       I.R.S. Employer        including area code,
registrant as specified          incorporation        Identification      of registrant's principal
   in its charter               or organization           Number             executive offices
- --------------------             --------------        --------------     ------------------------


Charter Ridge Behavioral        Kentucky              58-1393063          3050 Rio Dosa Drive
 Health System, Inc.                                                      Lexington, KY 40509
                                                                          (606) 269-2325

Charter Rivers Behavioral       South Carolina        58-1408623          2900 Sunset Boulevard
 Health System, Inc.                                                      West Columbia, SC 29169
                                                                          (803) 796-9911

Charter Rockford Behavioral     Delaware              51-0374617          3414 Peachtree Rd., N.E.
 Health System, Inc.                                                      Suite 1400
                                                                          Atlanta, GA 30326
                                                                          (404) 871-9200

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
                                                                          (404) 841-9200

Charter Wichita Behavioral      Kansas                58-1634296          8901 East Orme
 Health System, Inc.                                                      Wichita, KS 67207
                                                                          (316) 686-5000

Charter Woods Behavioral        Alabama               58-1330526          700 Cottonwood Road
 Health System, Inc.                                                      Dothan, AL 36301
                                                                          (205) 794-4357

Correctional Behavioral         Delaware              58-2180940          3414 Peachtree Rd., N.E.
 Solutions, Inc.                                                          Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Correctional Behavioral         Indiana               35-1978792          3414 Peachtree Rd., N.E.
 Solutions of Indiana, Inc.                                               Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Correctional Behavioral         New Jersey            22-3436964          3000 Atrium Way
 Solutions of New Jersey,                                                 Suite 410
 Inc.                                                                     Mount Laurel, NJ
                                                                          (609) 235-2339

Correctional Behavioral         Ohio                  34-1826431          Allen Correctional Institute
 Solutions of Ohio, Inc.                                                  2338 North West Street
                                                                          Lima, OH  45801
                                                                          (419) 224-8000

Desert Springs Hospital,        Nevada                88-0117696          414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Employee Assistance             Georgia               58-1501282          3414 Peachtree Rd., N.E.
 Services, Inc.                                                           Suite 1400
                                                                          Atlanta, GA  30326
                                                                          (404) 841-9200

Florida Health                  Florida               58-1860493          21808 State Road 54
 Facilities, Inc.                                                         Lutz, FL  33549
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
                                                                          (404) 841-9200

Magellan Public Network,        Delaware              51-0374654          3414 Peachtree Rd., N.E.
 Inc.                                                                     Suite 1400
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

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.
                                                                       --------

PART I - Financial Information:

         Condensed Consolidated Balance Sheets -
          September 30, 1995 and June 30, 1996................................2

         Condensed Consolidated Statements of Operations -
          For the Nine Months and Quarters ended June 30, 1995 and 1996.......4

         Condensed Consolidated Statements of Cash Flows -
          For the Nine Months ended June 30, 1995 and 1996....................5

         Notes to Condensed Consolidated Financial Statements.................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................15


PART II - Other Information:

         Item 1. - Legal Proceedings.........................................21

         Item 5. - Other Information.........................................21

         Item 6. - Exhibits and Reports on Form 8-K..........................23

         Signatures..........................................................24

                         MAGELLAN HEALTH SERVICES, INC.

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION


                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                           September 30,         June 30,
                                                              1995                 1996
                                                         ----------------      ----------------

             ASSETS

Current Assets
       Cash and cash equivalents.........................   $  105,514          $  136,604
       Accounts receivable, net..........................      181,163             208,574
       Supplies..........................................        5,768               5,314
       Other current assets..............................       13,130              20,053
                                                              --------          ----------
            Total Current Assets.........................      305,575             370,545

Property and Equipment
       Land..............................................       88,019              85,706
       Buildings and improvements........................      377,169             384,034
       Equipment.........................................      111,554             139,999
                                                              --------          ----------
                                                               576,742             609,739
       Accumulated depreciation..........................      (90,877)           (119,178)
                                                              --------          ----------
                                                               485,865             490,561
       Construction in progress..........................        2,902               4,654
                                                              --------          ----------
                                                               488,767             495,215

Assets Restricted for Settlement of Unpaid Claims........       94,138              99,185

Other Long-Term Assets...................................       33,249              33,662

Goodwill, net............................................       39,994             128,868

Other Intangible Assets, net.............................       21,835              42,712


                                                              --------          ----------
                                                              $983,558          $1,170,187
                                                              ========          ==========





                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                September 30,       June 30,
                                                                   1995               1996
                                                               --------------    ----------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable......................................    $  71,020         $    77,775
       Accrued liabilities...................................      140,343             172,021
       Current maturities of long-term debt and
          capital lease obligations..........................        2,799               5,720
                                                               -----------         -----------
                Total Current Liabilities....................      214,162             255,516

Long-Term Debt and Capital Lease Obligations.................      538,770             532,100

Deferred income tax liabilities..............................           --               7,634

Reserve for Unpaid Claims....................................      100,125              86,074

Deferred Credits and Other Long-Term Liabilities.............       34,455              49,518

Minority Interest............................................        7,486              53,630

Commitments and Contingencies

Stockholders' Equity
       Common Stock, par value $0.25 per share
          Authorized - 80,000 shares
          Issued and outstanding - 28,405 shares at
                September 30, 1995 and 32,935 shares
                at  June 30, 1996............................        7,101               8,234
       Other Stockholders' Equity
          Additional paid-in capital.........................      253,295             326,725
          Accumulated deficit................................     (161,840)           (137,745)
          Warrants outstanding...............................           64                  64
          Common Stock in Treasury, 462 shares at September
                30, 1995 and June 30, 1996...................       (9,238)             (9,238)
          Cumulative foreign currency adjustments............         (822)             (2,325)
                                                               -----------         -----------
                Stockholders' Equity.........................       88,560             185,715


                                                               -----------         -----------
                                                               $   983,558         $ 1,170,187
                                                               ===========         ===========







The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.



                         MAGELLAN HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   For the Three Months           For the Nine Months
                                                                           ended                         ended
                                                                         June 30,                      June 30,
                                                                  -----------------------      --------------------------
                                                                    1995          1996             1995           1996
                                                                  ---------     --------       -----------     ---------

Net revenue..................................................    $304,745       $346,379       $868,403        $996,997
                                                                 --------       --------       --------        --------

Costs and expenses:
       Salaries,  supplies and other operating expenses......     225,578        274,536        646,399         780,880
       Bad debt expense......................................      26,130         18,886         71,092          61,293
       Depreciation and amortization........................        9,929         12,886         28,347          36,186
       Amortization of reorganization value in excess of
            amounts allocable to identifiable assets.........       7,800             -          23,400              --
       Interest, net.........................................      13,789         13,065         41,190          35,459
       ESOP expense..........................................      14,165             --         40,938              --
       Stock option expense (credit).........................        (841)          (210)        (4,158)          1,204
       Unusual items.........................................          --         33,959         26,840          33,959
                                                                 --------       --------       --------        --------
                                                                  296,550        353,122        874,048         948,981
                                                                 --------       --------       --------        --------

Income (loss) before provision for income taxes
       and minority interest.................................       8,195         (6,743)        (5,645)         48,016
Provision for (benefit from) income taxes....................       6,398         (2,698)         7,102          19,674
                                                                 --------       --------       --------        --------
Income (loss) before minority interest.......................       1,797         (4,045)       (12,747)         28,342
Minority interest............................................         115          1,677            322           4,247
                                                                 --------       --------       --------        --------
Net income (loss)............................................    $  1,682       $ (5,722)      $(13,069)       $ 24,095
                                                                 ========       ========       ========        ========

Net income (loss) per common share...........................    $   0.06       $  (0.18)      $  (0.47)       $   0.79

Average number of  common shares outstanding.................      28,272         32,464         27,833          30,559











    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                   For the Nine Months
                                                                                          ended
                                                                                        June 30,
                                                                               ----------------------------
                                                                                 1995              1996
                                                                               ----------       -----------

Cash Flows from Operating Activities
       Net income (loss)...................................................    $  (13,069)      $    24,095
                                                                               ----------       -----------
         Adjustments to reconcile net income
         to net cash provided by operating activities:
              Depreciation and amortization................................        51,747            36,186
              ESOP expense.................................................        40,938                --
              Non-cash portion of unusual items............................        18,800            31,206
              Stock option expense (credit)................................        (4,158)            1,204
              Non-cash interest expense....................................         1,802             1,812
              Gain on sale of assets.......................................        (2,961)             (867)
              Cash flows from changes in assets and liabilities, net
                of effects from sales and acquisitions of businesses:
                     Accounts receivable, net..............................       (13,749)           (3,201)
                     Other assets..........................................       (10,203)            2,291
                     Accounts payable and other accrued liabilities........       (21,402)          (28,798)
                     Reserve for unpaid claims.............................         9,473           (14,051)
                     Income taxes payable..................................         2,076            11,514
                     Other liabilities.....................................       (20,578)           (5,957)
                     Minority interest, net of dividends paid..............           (63)            4,868
                     Other.................................................           545               155
                                                                               ----------       -----------
                          Total adjustments................................        52,267            36,362
                                                                               ----------       -----------
                               Net cash provided by operating activities...        39,198            60,457
                                                                               ----------       -----------

Cash Flows From Investing Activities
       Capital expenditures................................................       (12,077)          (24,617)
       Acquisitions of businesses, net of cash acquired....................       (61,473)          (50,099)
       Increase in assets restricted for settlement of
         unpaid claims.....................................................       (15,394)           (8,567)
       Proceeds from sale of assets........................................         5,879             1,253
                                                                               ----------       -----------
                               Net cash used in investing activities.......       (83,065)          (82,030)
                                                                               ----------       -----------

Cash Flows From Financing Activities
       Proceeds from issuance of debt......................................        28,009            68,125
       Payments on debt and capital lease obligations......................       (42,091)          (84,492)
       Proceeds from issuance of common stock, net of issuance costs.......            --            68,561
       Treasury stock transactions.........................................        (4,712)               --
       Proceeds from exercise of stock options and warrants................           517             2,147
       Income tax payments made on behalf of stock optionees...............            --            (1,678)
                                                                               ----------       -----------
                               Net cash provided by (used in)
                                 financing activities......................       (18,277)           52,663
                                                                               ----------       -----------

Net increase (decrease) in cash and cash equivalents.......................       (62,144)           31,090
Cash and cash equivalents at beginning of period...........................       129,603           105,514
                                                                               ----------       -----------
Cash and cash equivalents at end of period.................................    $   67,459       $   136,604
                                                                               ==========       ===========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

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

NOTE C - Supplemental Cash Flow Information

         Below is supplemental cash flow information related to the nine months ended June 30, 1995 and 1996 (in thousands):

                                                                              For the Nine Months ended
                                                                                        June 30
                                                                               1995             1996
                                                                             ---------        --------

Income taxes paid, net of refunds received...............................    $ 3,788          $ 6,853
Interest paid, net of amounts capitalized................................     51,113           53,350
Notes payable assumed in connection with acquisitions of businesses......         --           12,100



         The non-cash portion of unusual items for the nine months ended June 30, 1995 and 1996 includes the unpaid portion of the $29.8 million and $30.0 million insurance settlements that were recorded during the quarters ended March 31, 1995 and June 30, 1996, respectively. The payments of the March 31, 1995 insurance settlement are included in accounts payable and other accrued liabilities in the statement of cash flows for the nine months ended June 30, 1995 and 1996.

NOTE D - Long-Term Debt and Leases

         Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1995 and June 30, 1996 follows (in thousands):

                                                                         September 30,            June 30,
                                                                              1995                  1996
                                                                        ---------------      ----------------

Revolving Credit Agreement due through 1999
       (7.1875 % at June 30, 1996).............................         $     80,593          $      70,593
11.25% Senior Subordinated Notes due 2004......................              375,000                375,000
6.46 % to  10.75%  Mortgage and other notes
       payable through 1999....................................                5,268                 12,310
Variable rate secured notes due through 2013
       (3.40% to 3.70% at June 30, 1996).......................               62,025                 61,475
7.5% Swiss Bonds...............................................                6,443                  6,443
3.55% to 12.50% Capital lease obligations due through 2014.....               12,617                 12,349
                                                                        ------------          -------------
                                                                             541,946                538,170
       Less amounts due within one year........................                2,799                  5,720
       Less debt service funds.................................                  377                    350
                                                                        ------------          -------------
                                                                        $    538,770          $     532,100
                                                                        ============          =============





NOTE E - Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):


                                                   September 30,           June 30,
                                                       1995                  1996
                                                  --------------      ----------------

Salaries and wages.........................       $    28,597           $    36,808
Amounts due health insurance programs......            10,252                23,314
Medical claims payable.....................                --                25,613
Interest...................................            20,561                 9,562
Other......................................            80,933                76,724
                                                  -----------           -----------
                                                  $   140,343           $   172,021
                                                  ===========           ===========



NOTE F - Acquisition

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $68.9 million in cash, the issuance of 215,458 shares of Common Stock valued at approximately $4.3 million and the contribution of Group Practice Affiliates, Inc. ("GPA"), a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option (as hereinafter defined) for a portion of the stockholder's interest in Green Spring. The Company had a 61% ownership interest in Green Spring as of June 30, 1996. As of June 30, 1996, Green Spring provided managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 12.6 million people nationwide.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of June 30, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

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

NOTE G - Unusual Items

Insurance Settlements

         Unusual items included the resolution of disputes between the Company and insurance carriers concerning certain billings for services.

         In March 1995, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1995 related to matters arising predominately in the 1980's. As part of the settlement, the Company agreed to pay the insurance carriers $29.8 million payable in five installments over a three year period. The Company and the insurance carriers have agreed to continue to do business at the same or similar general levels and to seek additional business opportunities that will serve to enhance their present relationships.

         In August 1996, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payer matters and associated legal fees, the Company recorded a charge of approximately $30.0 million during the quarter ended June 30, 1996. The Company will pay the insurance settlement amount in twelve installments over a three year period, beginning August 1996. The Company and the insurance carriers have agreed that the dispute and settlement will not negatively impact any present or pending business relationships nor will it prevent the parties from negotiating in good faith concerning additional business opportunities available to, and future relationships between, the parties.

Facility Closures

         The Company recorded a charge of approximately $3.6 million related to facility closures during the fourth fiscal quarter of 1995, which consisted of approximately $2.1 million for severance and related benefits and $1.5 million for contract terminations and other costs. As of June 30, 1996, substantially all of the severance and related benefits have been paid. Other exit costs paid and charged against the resulting liability were not significant for the quarter and the nine months ended June 30, 1996.

         The Company consolidated or closed three hospitals during the six months ended March 31, 1996. The charges related to closing such facilities were not material. In April 1996, the Company closed three hospitals. The Company recorded a charge of approximately $2.8 million during the quarter and the nine months ended June 30, 1996 related to the costs necessary to exit the hospital operations, as follows (in thousands):

         Severance and related benefits ..........     $    1,891
         Contract terminations and other..........            862
                                                       ----------
                                                       $    2,753
                                                       ==========

         Approximately 320 employees were terminated at the facilities closed in the quarter ended June 30, 1996. Severance and related benefits paid and charged against the resulting liability were approximately $1.6 million during the quarter ended June 30, 1996. Other exit costs paid and applied against the resulting liability were approximately $446,000.

         The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expense and net losses (excluding normal settlement of reimbursement issues from prior year periods, exit costs and impairment losses) of hospitals closed since the beginning of fiscal 1995 through June 30, 1996 (in thousands):

                                                                 Quarter Ended                      Nine Months Ended
                                                                   June 30,                              June 30,
                                                        --------------------------------         --------------------------
                                                            1995               1996                1995            1996
                                                        --------------      ------------         ----------     -----------
Net revenue....................................         $   17,536          $   1,222            $  58,702       $  13,753
Salaries, supplies and other operating
  expenses and bad debt expense................             18,936              2,162               61,203          19,613
Net loss.......................................             (2,128)            (1,212)              (5,394)         (6,078)



Impairment Losses

         During the quarter ended June 30, 1996, the Company recorded an impairment loss of approximately $1.2 million. The impairment loss related to the property and equipment of a psychiatric hospital being held for disposal, pending exercise of a purchase option by a third party.

Other

         In December 1994, the Company recorded an unusual item of approximately $3.0 million which represented the pre-tax gain on the sale of three psychiatric hospitals.


NOTE H - Contingencies

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

         On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil qui tam action initiated in November of 1994 against the Company and its Orlando South hospital subsidiary by two former employees. The Amended Complaint alleges that the hospital violated the federal False Claims Act ("the Act") in billing for inpatient treatment provided to elderly patients. The Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. The Company and its subsidiary deny any liability in this matter and will vigorously defend themselves against the suit. As is its policy, the Company will continue to cooperate with the government in this matter. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

NOTE K - Guarantor Condensed Consolidating Financial Statements

                                                                MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES
                                                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                   (In thousands, except per share amounts)
                                                                                                June 30, 1996
                                                                                 --------------------------------------------------
                                                                                                                        Magellan
                                                                                                                         Health
                                                                                                                     Services, Inc.
                                                                               Guarantor         Nonguarantor            (Parent
                                 ASSETS                                      Subsidiaries        Subsidiaries         Corporation)
                                                                             --------------     ----------------     --------------
Current Assets
       Cash and cash equivalents............................................  $    38,412         $   63,149          $   35,043
       Accounts receivable, net.............................................      152,991             44,855              10,728
       Supplies.............................................................        4,583                395                 336
       Other current assets.................................................        9,300              4,782               3,642
                                                                              -----------         ----------          ----------
                       Total Current Assets.................................      205,286            113,181              49,749
Property and Equipment
       Land.................................................................       77,252              7,439               1,015
       Buildings and improvements...........................................      343,614             35,296               5,124
       Equipment...........................................................       109,820             21,827               8,352
                                                                              -----------         ----------          ----------
                                                                                  530,686             64,562              14,491
       Accumulated depreciation.............................................     (107,148)            (8,237)             (3,793)
       Construction in progress.............................................        3,886                706                  62
                                                                              -----------         ----------          ----------
                                                                                  427,424             57,031              10,760
Assets restricted for settlement of unpaid claims...........................           --             84,743              14,442
Goodwill....................................................................       21,128             94,975              12,765
Other Long-Term Assets (1)..................................................       98,923            (55,153)          1,173,196
                                                                              -----------         ----------          ----------
                                                                              $   752,761         $  294,777          $1,260,912
                                                                              ===========         ==========          ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................  $    39,866         $   28,149          $    9,990
       Accrued expenses and other current liabilities ......................       70,337             45,978              55,706
       Current maturities of long-term debt and capital lease obligations...        2,591              3,129                  --
                                                                              -----------         ----------          ----------
                       Total Current Liabilities............................      112,794             77,256              65,696
Long-Term Debt and Capital Lease Obligations................................     (429,563)             8,965             952,698
Deferred income tax liabilities.............................................         (470)            (4,287)              7,457
Reserve for Unpaid Claims...................................................           --             79,925               3,820
Deferred Credits and Other Long-Term Liabilities (1)........................      390,244             56,137              45,526
Minority Interest...........................................................           --                 --                  --
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  32,935 shares..............................        2,764                (483)             8,234
Other Stockholders' Equity
       Additional paid-in capital...........................................      611,506             34,595             326,725
       Retained earnings (Accumulated deficit)..............................       61,635             51,650            (137,745)
       Warrants outstanding.................................................           --                 --                  64
       Common shares in Treasury - 462 shares...............................           --             (4,736)             (9,238)
       Cumulative foreign currency adjustments..............................        3,851             (4,245)             (2,325)
                                                                              -----------         ----------          ----------
                                                                                  679,756             76,781             185,715
                                                                              -----------         ----------          ----------
                                                                              $   752,761         $  294,777          $1,260,912
                                                                              ===========         ==========          ==========




                                                                              Consolidated
                                                                               Elimination       Consolidated
                                 ASSETS                                          Entries             Total
                                                                              --------------     ------------
Current Assets
       Cash and cash equivalents............................................  $        --         $  136,604
       Accounts receivable, net.............................................           --            208,574
       Supplies.............................................................           --              5,314
       Other current assets.................................................        2,329             20,053
                                                                              -----------         ----------
                       Total Current Assets.................................        2,329           370,545
Property and Equipment
       Land.................................................................           --             85,706
       Buildings and improvements...........................................           --            384,034
       Equipment...........................................................            --            139,999
                                                                              -----------         ----------
                                                                                       --            609,739
       Accumulated depreciation.............................................           --           (119,178)
       Construction in progress.............................................           --              4,654
                                                                              -----------         ----------
                                                                                       --            495,215
Assets restricted for settlement of unpaid claims...........................           --             99,185
Goodwill....................................................................           --            128,868
Other Long-Term Assets (1)..................................................   (1,140,592)            76,374
                                                                               ----------         ----------
                                                                              $(1,138,263)        $1,170,187
                                                                              ===========         ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable.....................................................  $      (230)        $   77,775
       Accrued expenses and other current liabilities ......................           --            172,021
       Current maturities of long-term debt and capital lease obligations...           --              5,720
                                                                              -----------         ----------
                       Total Current Liabilities............................         (230)           255,516
Long-Term Debt and Capital Lease Obligations................................           --            532,100
Deferred income tax liabilities.............................................        4,934              7,634
Reserve for Unpaid Claims...................................................        2,329             86,074
Deferred Credits and Other Long-Term Liabilities (1)........................     (442,389)            49,518
Minority Interest..........................................................        53,630             53,630
Commitments and Contingencies
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  32,935 shares..............................       (2,281)             8,234
Other Stockholders' Equity
       Additional paid-in capital...........................................     (646,101)           326,725
       Retained earnings (Accumulated deficit)..............................     (113,285)          (137,745)
       Warrants outstanding.................................................           --                 64
       Common shares in Treasury - 462 shares...............................        4,736             (9,238)
       Cumulative foreign currency adjustments..............................          394             (2,325)
                                                                              -----------         ----------
                                                                                 (756,537)           185,715
                                                                              -----------         ----------
                                                                              $(1,138,263)        $1,170,187
                                                                              ===========         ==========
(1)  Elimination entry related to intercompany receivables and payables and investments in consolidated subsidiaries.
 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



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
                                                                                                                     Services, Inc.
                                                                                Guarantor         Nonguarantor          (Parent
                                                                              Subsidiaries        Subsidiaries       Corporation)
                                                                              --------------     --------------     ---------------
                   ASSETS
Current Assets
       Cash and cash equivalents...........................................   $    60,719         $   10,279          $   34,516
       Accounts receivable, net............................................       170,855             10,251                  57
       Supplies............................................................         5,081                224                 463
       Other current assets................................................        10,004             (1,241)             19,151
                                                                              -----------         ----------          ----------
                       Total Current Assets...............................        246,659             19,513              54,187
Property and Equipment
       Land................................................................        79,807              7,199               1,013
       Buildings and improvements..........................................       351,081             21,017               5,071
       Equipment...........................................................       103,125              4,900               3,529
                                                                              -----------         ----------          ----------
                                                                                  534,013             33,116               9,613
       Accumulated depreciation............................................       (87,503)            (2,716)               (658)
       Construction in progress............................................         2,650                251                   1
                                                                              -----------         ----------          ----------
                                                                                  449,160             30,651               8,956
Assets restricted for settlement of unpaid claims..........................            --             78,188              15,950
Other Long-Term Assets (1).................................................       129,898             18,398           1,010,425
Other Intangible Assets, net...............................................        29,498             11,811              20,520
                                                                              -----------         ----------          ----------
                                                                              $   855,215         $  158,561          $1,110,038
                                                                              ===========         ==========          ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable....................................................   $    50,510         $    8,424          $   12,086
       Accrued liabilities and income tax payable..........................        67,646              4,156              68,541
       Current maturities of long-term debt and capital lease obligations..         2,673                126                  --
                                                                              -----------         ----------          ----------
                       Total Current Liabilities...........................       120,829             12,706.             80,627
Long-Term Debt and Capital Lease Obligations...............................      (344,312)             5,271             877,811
Reserve for Unpaid Claims..................................................            --             89,207              25,702
Deferred Credits and Other Long-Term Liabilities (1).......................       512,426                476              37,338
Minority Interest.........................................................             --                 --                  --
Commitments and Contingencies
Stockholders' Equity.......................................................
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,405 shares.............................         2,765                837               7,101
Other Stockholders' Equity
       Additional paid-in capital..........................................       612,131             30,455             253,295
       Retained earnings (Accumulated deficit).............................       (47,789)            22,601            (161,840)
       Warrants outstanding................................................            --                 --                  64
       Common stock in Treasury
         462 shares........................................................            --             (4,736)             (9,238)
       Cumulative foreign currency adjustments.............................          (835)             1,744                (822)
                                                                              -----------         ----------          ----------
                                                                                  566,272             50,901              88,560
                                                                              -----------         ----------          ----------
                                                                              $   855,215         $  158,561          $1,110,038
                                                                              ===========         ==========          ==========




                                                                                Consolidated
                                                                                Elimination        Consolidated
                                                                                  Entries              Total
                                                                              --------------      --------------
                   ASSETS
Current Assets
       Cash and cash equivalents...........................................   $        --         $  105,514
       Accounts receivable, net............................................            --            181,163
       Supplies............................................................            --              5,768
       Other current assets................................................       (14,784)            13,130
                                                                              -----------         ----------
                       Total Current Assets...............................        (14,784)           305,575
Property and Equipment
       Land................................................................            --             88,019
       Buildings and improvements..........................................            --            377,169
       Equipment...........................................................            --            111,554
                                                                              -----------         ----------
                                                                                       --            576,742
       Accumulated depreciation............................................            --            (90,877)
       Construction in progress............................................            --              2,902
                                                                              -----------         ----------
                                                                                       --            488,767
Assets restricted for settlement of unpaid claims..........................            --             94,138
Other Long-Term Assets (1).................................................    (1,125,472)            33,249
Other Intangible Assets, net...............................................            --             61,829
                                                                              -----------         ----------
                                                                              $(1,140,256)        $  983,558
                                                                              ===========         ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable....................................................   $        --         $   71,020
       Accrued liabilities and income tax payable..........................            --            140,343
       Current maturities of long-term debt and capital lease obligations..            --              2,799
                                                                              -----------         ----------
                       Total Current Liabilities...........................            --            214,162
Long-Term Debt and Capital Lease Obligations...............................            --            538,770
Reserve for Unpaid Claims..................................................       (14,784)           100,125
Deferred Credits and Other Long-Term Liabilities (1).......................      (515,785)            34,455
Minority Interest..........................................................         7,486              7,486
Commitments and Contingencies
Stockholders' Equity.......................................................
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  28,405 shares.............................        (3,602)             7,101
Other Stockholders' Equity
       Additional paid-in capital..........................................      (642,586            253,295
       Retained earnings (Accumulated deficit).............................        25,188           (161,840)
       Warrants outstanding................................................            --                 64
       Common stock in Treasury
         462 shares........................................................         4,736             (9,238)
       Cumulative foreign currency adjustments.............................          (909)              (822)
                                                                              -----------         ----------
                                                                                 (617,173)            88,560
                                                                              -----------         ----------
                                                                              $(1,140,256)        $  983,558
                                                                              ===========         ==========

(1)  Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                                        For the Quarter ended June 30, 1996
                                                                              -----------------------------------------------------
                                                                                                                         Magellan
                                                                                                                          Health
                                                                                                                      Services, Inc.
                                                                                Guarantor          Nonguarantor         (Parent
                                                                              Subsidiaries         Subsidiaries        Corporation)
                                                                              --------------      ---------------     --------------

Net revenue................................................................   $   252,810         $   96,031          $    1,776
Costs and expenses
       Salaries,  supplies and other operating expenses....................       194,157             82,021               2,596
       Bad debt expense....................................................        21,482              1,671              (4,267)
       Depreciation and amortization.......................................         9,015              3,443                 428
       Interest, net.......................................................       (10,923)              (307)             24,295
       Stock option expense (credit).......................................            --                 --                (210)
       Unusual items.......................................................         3,959                 --              30,000
                                                                              -----------         ----------          ----------
                                                                                  217,690             86,828              52,842
                                                                              -----------         ----------          ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries................................        35,120              9,203             (51,066)
Provision for (benefit from) income taxes..................................           197              2,799                  11
                                                                              -----------         ----------          ----------
Income (loss) before equity in earnings (loss of subsidiaries).............        34,923              6,404             (51,077)
Equity in earnings (loss) of subsidiaries..................................         1,540              1,602             (45,355)
                                                                              -----------         ----------          ----------
Net income (loss)..........................................................   $    33,383         $    4,802          $  (5,722)
                                                                              ===========         ==========          ==========



                                                                                Consolidated
                                                                               Elimination       Consolidated
                                                                                   Entries             Total
                                                                              --------------     --------------

Net revenue................................................................   $    (4,238)        $  346,379
Costs and expenses
       Salaries,  supplies and other operating expenses....................        (4,238)           274,536
       Bad debt expense....................................................            --             18,886
       Depreciation and amortization.......................................            --             12,886
       Interest, net.......................................................            --             13,065
       Stock option expense (credit).......................................            --               (210)
       Unusual items.......................................................            --             33,959
                                                                              -----------         ----------
                                                                                   (4,238)           353,122
                                                                              -----------         ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries................................            --             (6,743)
Provision for (benefit from) income taxes..................................        (5,705)            (2,698)
                                                                              -----------         ----------
Income (loss) before equity in earnings (loss of subsidiaries).............         5,705             (4,045)
Equity in earnings (loss) of subsidiaries..................................        43,890              1,677
                                                                              -----------         ----------
Net income (loss)..........................................................   $   (38,185)         $   (5,722)
                                                                              ===========         ===========


                                                                                   For the Quarter ended June 30, 1995
                                                                             ------------------------------------------------------
                                                                                                                        Magellan
                                                                                                                         Health
                                                                                                                     Services, Inc.
                                                                                Guarantor         Nonguarantor            (Parent
                                                                              Subsidiaries        Subsidiaries         Corporation)
                                                                              --------------     ----------------    --------------

Net revenue................................................................   $   273,854         $   33,657          $    3,592
Costs and expenses
       Salaries,  supplies and other operating expenses....................       192,826             33,065               5,898
       Bad debt expense....................................................        24,868              1,262                  --
       Depreciation and amortization.......................................         8,229              1,140                 707
       Amortization of reorganization value in excess of amounts
         allocable to identifiable assets..................................            --                 --               7,800
       Interest, net.......................................................        (7,946)              (115)             21,850
       ESOP expense........................................................        13,324                 --                 841
       Stock option expense (credit).......................................            --                 --                (841)
                                                                              -----------         ----------          ----------
                                                                                  231,301             35,352              36,255
                                                                              -----------         ----------          ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries................................        42,553             (1,695)            (32,663)
Provision for (benefit from) income taxes..................................          (136)                --                  --
                                                                              -----------         ----------          ----------
Income (loss) before equity in earnings (loss of subsidiaries).............        42,689             (1,695)            (32,663)
Equity in earnings (loss) of subsidiaries..................................          (997)               115             (34,345)
                                                                              -----------         ----------          ----------
Net income (loss)..........................................................   $    43,686         $   (1,810)         $    1,682
                                                                              ===========         ==========          ==========




                                                                              Consolidated
                                                                               Elimination       Consolidated
                                                                                 Entries             Total
                                                                              --------------     --------------

Net revenue................................................................   $    (6,358)        $  304,745
Costs and expenses
       Salaries,  supplies and other operating expenses....................        (6,211)           225,578
       Bad debt expense....................................................            --             26,130
       Depreciation and amortization.......................................          (147)             9,929
       Amortization of reorganization value in excess of amounts
         allocable to identifiable assets..................................            --              7,800
       Interest, net.......................................................            --             13,789
       ESOP expense........................................................            --             14,165
       Stock option expense (credit).......................................            --               (841)
                                                                              -----------         ----------
                                                                                   (6,358)           296,550
                                                                              -----------         ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries................................            --              8,195
Provision for (benefit from) income taxes..................................         6,534              6,398
                                                                              -----------         ----------
Income (loss) before equity in earnings (loss of subsidiaries).............        (6,534)             1,797
Equity in earnings (loss) of subsidiaries..................................        35,342                115
                                                                              -----------         ----------
Net income (loss)..........................................................   $   (41,876)        $    1,682
                                                                              ===========         ==========

 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                                For the Nine Months ended June 30, 1996
                                                                               ----------------------------------------------------
                                                                                                                       Magellan
                                                                                                                        Health
                                                                                                                     Services, Inc.
                                                                                 Guarantor        Nonguarantor          (Parent
                                                                               Subsidiaries       Subsidiaries       Corporation)
                                                                               --------------     --------------     ---------------

Net revenue...............................................................    $   765,388         $  235,720          $    9,403
Costs and expenses
       Salaries,  supplies and other operating expenses...................        586,180            204,112               4,102
       Bad debt expense...................................................         62,520              3,659              (4,886)
       Depreciation and amortization......................................         27,043              8,346                 797
       Interest, net......................................................        (31,309)              (575)             67,343
       Stock option expense (credit)......................................             --                 --               1,204
       Unusual items......................................................          3,959                 --              30,000
                                                                              -----------          ---------           ---------
                                                                                  648,393            215,542              98,560
                                                                              -----------          ---------           ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries..............................         116,995             20,178             (89,157)
Provision for  income taxes..............................................           1,538              4,845                 219
                                                                              -----------          ---------           ---------
Income (loss) before equity in earnings (loss) of subsidiaries...........         115,457             15,333             (89,376)
Equity in earnings (loss) of subsidiaries................................           1,172              2,747            (113,471)
                                                                              -----------          ---------           ---------
Net income (loss)........................................................     $   114,285         $   12,586          $   24,095
                                                                              ===========         ==========           =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities............................   $     6,702         $   29,922          $   23,833
                                                                              -----------         ----------          ----------
Cash Flows from Investing Activities:
       Capital expenditures................................................       (17,359)            (2,320)             (4,938)
       Proceeds from sale of assets........................................         1,253                 --                  --
       Acquisitions of businesses, net of cash acquired....................          (438)            36,229             (85,890)
       Increase in assets restricted for the settlement of unpaid claims...            --             (7,059)             (1,508)
                                                                              -----------         ----------          ----------
Cash provided by (used in) investing activities............................       (16,544)            26,850             (92,336)
                                                                              -----------         ----------          ----------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt..................................            --                125              68,000
       Payments on debt and capital obligations............................       (12,465)            (4,027)            (68,000)
       Proceeds from issuance of Common Stock, net of issuance costs.......            --                 --              68,561
       Income tax payments made on behalf of stock optionees...............            --                 --              (1,678)
       Proceeds from exercise of stock option and warrants.................            --                 --               2,147
                                                                              -----------         ----------          ----------
Cash provided by (used in) financing activities............................       (12,465)            (3,902)             69,030
                                                                              -----------         ----------          ----------
Net increase (decrease) in cash and cash equivalents.......................       (22,307)            52,870                 527
Cash and cash equivalents at beginning of period...........................        60,719             10,279              34,516
                                                                              -----------         ----------          ----------
Cash and cash equivalents at end of period.................................   $    38,412         $   63,149          $   35,043
                                                                              ===========         ==========          ==========





                                                                              Consolidated
                                                                               Elimination       Consolidated
                                                                                 Entries             Total
                                                                              --------------     --------------

Net revenue...............................................................    $   (13,514)        $  996,997
Costs and expenses
       Salaries,  supplies and other operating expenses...................        (13,514)           780,880
       Bad debt expense...................................................             --             61,293
       Depreciation and amortization......................................             --             36,186
       Interest, net......................................................             --             35,459
       Stock option expense (credit)......................................             --              1,204
       Unusual items......................................................             --             33,959
                                                                              -----------         ----------
                                                                                  (13,514)           948,981
                                                                              -----------         ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries..............................              --             48,016
Provision for  income taxes..............................................          13,072             19,674
                                                                              -----------         ----------
Income (loss) before equity in earnings (loss) of subsidiaries...........         (13,072)            28,342
Equity in earnings (loss) of subsidiaries................................         113,799              4,247
                                                                              -----------         ----------
Net income (loss)........................................................     $  (126,871)        $   24,095
                                                                              ===========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities............................   $        --         $   60,457
                                                                              -----------         ----------
Cash Flows from Investing Activities:
       Capital expenditures................................................            --            (24,617)
       Proceeds from sale of assets........................................            --              1,253
       Acquisitions of businesses, net of cash acquired....................            --            (50,099)
       Increase in assets restricted for the settlement of unpaid claims...            --             (8,567)
                                                                              -----------         ----------
Cash provided by (used in) investing activities............................            --            (82,030)
                                                                              -----------         ----------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt..................................            --             68,125
       Payments on debt and capital obligations............................            --            (84,492)
       Proceeds from issuance of Common Stock, net of issuance costs.......            --             68,561
       Income tax payments made on behalf of stock optionees...............            --             (1,678)
       Proceeds from exercise of stock option and warrants.................            --              2,147
                                                                              -----------         ----------
Cash provided by (used in) financing activities............................            --             52,663
                                                                              -----------         ----------
Net increase (decrease) in cash and cash equivalents.......................            --             31,090
Cash and cash equivalents at beginning of period...........................            --            105,514
                                                                              -----------         ----------
Cash and cash equivalents at end of period.................................   $        --         $  136,604
                                                                              ===========         ==========

 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                                                                                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                             CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                              (In thousands)
                                                                                   For the Nine Months ended June 30, 1995
                                                                              -----------------------------------------------------
                                                                                                                      Magellan
                                                                                                                       Health
                                                                                                                   Services, Inc.
                                                                               Guarantor        Nonguarantor           (Parent
                                                                              Subsidiaries       Subsidiaries        Corporation)
                                                                              -------------     --------------     ---------------

Net revenue................................................................   $   827,011         $   58,523          $      (88)
Costs and expenses
       Salaries,  supplies and other operating expenses....................       589,771             56,876              16,424
       Bad debt expense....................................................        71,664              1,439              (2,011)
       Depreciation and amortization.......................................        26,352              1,862                 503
       Amortization of reorgnization value in excess of amounts
         allocable to identifiable assets..................................            --                 --              23,400
       Interest, net.......................................................       (23,746)               (77)             65,013
       ESOP expense........................................................        40,293                 --                 650
       Unusual items.......................................................            --                 --              26,840
       Stock option expense (credit).......................................            --                 --              (4,158)
                                                                              -----------         ----------          ----------
                                                                                  704,334             60,100             126,661
                                                                              -----------         ----------          ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries................................       122,677             (1,577)           (126,749)
Provision for  income taxes................................................           418                 --                  --
                                                                              -----------         ----------          ----------
Income (loss) before equity in earnings (loss) of subsidiaries.............       122,259             (1,577)           (126,749)
Equity in earnings (loss) of subsidiaries..................................        (2,252)               322            (113,680)
                                                                              -----------         ----------          ----------
Net income (loss)..........................................................   $   124,511         $   (1,899)         $  (13,069)
                                                                              ===========         ==========          ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities............................   $    61,387         $   17,483          $  (39,672)
                                                                              -----------         ----------          ----------
Cash Flows from Investing Activities:
       Capital expenditures................................................        (8,992)            (2,052)             (1,033)
       Proceeds from sale of assets........................................            --                 --               5,879
       Acquisitions of businesses, net of cash acquired....................       (57,783)            (3,690)                 --
       Increase in assets restricted for the settlement of unpaid claims...            --            (11,711)             (3,683)
                                                                              -----------         ----------          -----------
Cash provided by (used in) investing activities............................       (66,775)           (17,453)              1,163
                                                                              -----------         ----------          ----------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt..................................        28,009                 --                  --
       Payments on debt and capital obligations............................       (57,972)               864              15,017
       Treasury stock transactions.........................................            --             (3,983)               (729)
       Proceeds from exercise of stock option and warrants.................            --                 --                 517
                                                                              -----------         ----------          ----------
Cash provided by (used in) financing activities............................       (29,963)            (3,119)             14,805
                                                                              -----------         ----------          ----------
Net increase (decrease) in cash and cash equivalents.......................       (35,351)            (3,089)            (23,704)
Cash and cash equivalents at beginning of period...........................        71,850              8,606              49,147
                                                                              -----------         ----------          ----------
Cash and cash equivalents at end of period.................................   $    36,499         $    5,517          $   25,443
                                                                              ===========         ==========          ==========





                                                                              Consolidated
                                                                              Elimination         Consolidated
                                                                                 Entries              Total
                                                                              -------------       --------------

Net revenue................................................................   $   (17,043)        $  868,403
Costs and expenses
       Salaries,  supplies and other operating expenses....................       (16,672)           646,399
       Bad debt expense....................................................            --             71,092
       Depreciation and amortization.......................................          (370)            28,347
       Amortization or reorgnization value in excess of amounts
         allocable to identifiable assets..................................            --             23,400
       Interest, net.......................................................            --             41,190
       ESOP expense........................................................            (5)            40,938
       Unusual items.......................................................            --             26,840
       Stock option expense (credit).......................................            --             (4,158)
                                                                              -----------         ----------
                                                                                  (17,047)           874,048
                                                                              -----------         ----------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries................................             4             (5,645)
Provision for  income taxes................................................         6,684              7,102
                                                                              -----------         ----------
Income (loss) before equity in earnings (loss) of subsidiaries.............        (6,680)           (12,747)
Equity in earnings (loss) of subsidiaries..................................       115,932                322
                                                                              -----------         ----------
Net income (loss)..........................................................   $  (122,612)        $  (13,069)
                                                                              ===========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities............................   $        --         $   39,198
                                                                              -----------     --------------
Cash Flows from Investing Activities:
       Capital expenditures................................................            --            (12,077)
       Proceeds from sale of assets........................................            --              5,879
       Acquisitions of businesses, net of cash acquired....................            --            (61,473)
       Increase in assets restricted for the settlement of unpaid claims...            --            (15,394)
                                                                              -----------         ----------
Cash provided by (used in) investing activities............................            --            (83,065)
                                                                              -----------         ----------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt..................................            --             28,009
       Payments on debt and capital obligations............................            --            (42,091)
       Treasury stock transactions.........................................            --             (4,712)
       Proceeds from exercise of stock option and warrants.................            --                517
                                                                              -----------         ----------
Cash provided by (used in) financing activities............................            --            (18,277)
                                                                              -----------         ----------
Net increase (decrease) in cash and cash equivalents.......................            --            (62,144)
Cash and cash equivalents at beginning of period...........................            --            129,603
                                                                              -----------         ----------
Cash and cash equivalents at end of period.................................   $        --         $   67,459
                                                                              ===========         ==========

 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                  June 30, 1996


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

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring as of June 30, 1996. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 12.6 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $112 million.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of June 30, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Psychiatric Hospital Results

         Selected   statistics  (from  the  date  of  acquisition  for  acquired facilities) for the psychiatric hospitals in operation by quarter for fiscal 1995 and fiscal 1996 are as follows:


                                                       Fiscal                Fiscal                 %
                                                        1995                  1996                Change
                                                    -------------          -----------          -----------

Hospitals in operation:
       December 31...........................            113                    102                 (10)%
       March 31..............................            110                     99                 (10)
       June 30...............................            108                     96                 (11)
       September 30..........................            102

Average licensed beds at:
       Quarter:
            First............................          9,198                  9,110                  (1)%
            Second...........................          9,567                  9,040                  (6)
            Third............................          9,585                  8,677                  (9)
            Fourth...........................          9,130
       Year..................................          9,368

Net revenue (in thousands):
       Quarter:
            First............................     $  249,105           $    253,565                   2 %
            Second...........................        269,854                257,690                  (5)
            Third............................        272,510                249,145                  (9)
            Fourth...........................        250,891
                                                  ----------
       Year..................................      1,042,360
                                                  ==========

Patient days:
       Quarter:
            First............................        415,122                432,474                   4 %
            Second...........................        456,885                463,327                   1
            Third............................        456,698                452,864                  (1)
            Fourth...........................        429,374
                                                  ----------
       Year..................................      1,758,079
                                                  ==========

Equivalent patient days:
       Quarter:
            First............................        462,663                478,693                   3 %
            Second...........................        509,222                513,502                   1
            Third............................        509,354                503,622                  (1)
            Fourth...........................        476,270
                                                  ----------
       Year..................................      1,957,509
                                                  ==========

Net revenue per equivalent patient day:
       Quarter:
            First............................     $      538                    530                  (1)%
            Second...........................            530                    502                  (5)
            Third............................            535                    495                  (7)
            Fourth...........................            527
       Year..................................            532

Admissions:
       Quarter:
            First............................         30,626                 32,865                    7 %
            Second...........................         34,772                 37,966                    9
            Third............................         33,790                 35,854                    6
            Fourth...........................         32,977
                                                  ----------
       Year..................................        132,165
                                                  ==========

Average length of stay (days):
       Quarter:
            First............................           13.3                   12.4                  (7)%
            Second...........................           12.7                   12.2                  (4)
            Third............................           12.8                   12.5                  (2)
            Fourth...........................           12.9
       Year..................................           12.9



Results of Operations

     The following table summarizes, for the periods indicated, changes in selected operating indicators.

                                                                                  Percentage of Net Revenue
                                                        ----------------------------------------------------------------------
                                                            Quarter ended June 30,               Nine Months ended June 30,
                                                        -------------------------------        -------------------------------
                                                              1995            1996                  1995             1996
                                                        -------------    --------------        ------------     --------------

Net revenue........................................         100.0%             100.0%               100.0%          100.0%

Salaries, supplies and other operating expenses....          74.0               79.3                 74.4            78.3
Bad debt expense...................................           8.6                5.4                  8.2             6.2
                                                       ----------          ---------           ----------       ---------
Total operating expenses...........................          82.6               84.7                 82.6            84.5

Operating margin...................................          17.4               15.3                 17.4            15.5
                                                       ==========          =========           ==========       =========




     Patient days at the Company's hospitals decreased 1% for the quarter ended June 30, 1996 and increased 2% for the nine months ended June 30, 1996 compared to the same periods of fiscal 1995. These changes resulted primarily from (i) patient days attributable to the hospitals acquired during fiscal 1995 and (ii) admissions growth at same store hospitals offset by reductions in patient days resulting from the hospitals closed in fiscal 1995 and 1996. Total admissions increased 6% and 8% for the quarter and the nine months ended June 30, 1996, compared to the prior year periods. These increases resulted from continued admissions growth at the Company's hospitals and admissions attributable to hospitals acquired during fiscal 1995 offset by reductions resulting from hospitals closed in fiscal 1995 and 1996.

     The Company's net revenue for the quarter and the nine months ended June 30, 1996 increased 13.7% and 14.8%, respectively, compared to the same periods in fiscal 1995. These increases resulted primarily from acquisitions less (i) the effect of hospitals closed during fiscal 1995 and 1996 and (ii) the decrease in revenue per equivalent patient day in fiscal 1996. National Mentor, Inc. ("Mentor"), which was acquired in January 1995, had revenue of $17.5 million and $50.6 million for the quarter and the nine months ended June 30, 1996 compared to $14.9 million and $28.8 million for the same periods in fiscal 1995. Green Spring (excluding GPA), which was acquired on December 13, 1995, had revenues of approximately $62.4 million and $134.3 million for the quarter and the nine months ended June 30, 1996, respectively. Net revenue for the quarters ended June 30, 1995 and 1996 included $10.3 million and $3.3 million, respectively, for the normal settlement and adjustments of reimbursement issues related to earlier fiscal periods ("reimbursement issues"). Net revenue for the nine months ended June 30, 1995 and 1996 included $22.3 million and $14.4 million, respectively, related to reimbursement issues. Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in the quarter and the nine months ending June 30, 1996 by 7% and 5%, respectively, compared to the same periods in the prior year. The decreases were primarily due to (i) continued shift in payer mix from private payer sources to managed care payers and governmental payers, (ii) pricing pressure from certain payers, primarily related to the denial of claims payable to the hospitals, and (iii) lower settlements of reimbursement issues. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries.

     The Company's salaries, supplies and other operating expenses increased 21.7% and 20.8% in the quarter and the nine months ended June 30, 1996, respectively, compared to the same periods in fiscal 1995. These increases resulted primarily from acquisitions less (i) the effect of hospitals closed in fiscal 1995 and 1996 and (ii) adjustments, as a result of updated actuarial estimates to malpractice claim reserves, which resulted in a reduction of expenses of approximately $4.8 million and $12.3 million during the quarter and the nine months ended June 30, 1996, respectively. Expenses incurred by Mentor increased to $15.0 million and $43.4 million for the quarter and the nine months ended June 30, 1996 compared to $12.6 million and $24.9 million for the same periods in fiscal 1995. Green Spring expenses (excluding GPA) were approximately $53.8 million and $118.5 million, respectively, in the quarter and the nine months ended June 30, 1996.

     The Company's bad debt expense decreased 27.7% and 13.8% in the quarter and the nine months ended June 30, 1996 compared to the same periods in fiscal 1995. These decreases were primarily due to the shift in the provider business to managed care payers, which reduces the Company's credit risk associated with individual patients and improved collections of hospital receivables. The decrease in bad debt expense as a result of the shift to managed care payers and improved collections were partially offset by the increase in bad debt expense related to hospital-based acquisitions. Mentor and Green Spring bad debt expense was 1% or less of net revenue for their respective businesses in each period.
The Company could experience future increases in bad debt expense in its provider business due to increased deductibles and co-insurance and reduced annual and lifetime psychiatric maximum payment limits for individual patients.

     Depreciation and amortization increased 29.8% and 27.7% in the quarter and the nine months ended June 30, 1996 compared to the same periods in fiscal 1995. These increases resulted primarily from depreciation and amortization related to acquired businesses. Mentor had depreciation and amortization of approximately $668,000 and $1.9 million in the quarter and the nine months ended June 30, 1996, respectively, compared to $579,000 and $1.2 million for the same periods in fiscal 1995. Green Spring (excluding GPA) had depreciation and amortization of $2.7 million and $5.8 million for the quarter and the nine months ended June 30, 1996, respectively.

     Reorganization value in excess of amounts allocable to identifiable assets was fully amortized effective July 31, 1995. Accordingly, no such amortization expense was recorded in the quarter and the nine months ended June 30, 1996.

     Interest expense, net, decreased 5.3% and 13.9% for the quarter and the nine months ended June 30, 1996 compared to the same periods in fiscal 1995. The decrease for the nine months ended June 30, 1996 resulted primarily from approximately $5.0 million of interest income recorded during the quarter ended March 31, 1996 related to income tax refunds due from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

     ESOP expense for the quarter and the nine months ended June 30, 1996 was $0 compared to $14.2 million and $40.9 million in the prior year periods. The decrease resulted from the Company's commitment to allocate all existing shares held by the ESOP to the participants as of September 30, 1995.

     Stock option expense for the quarter and the nine months ended June 30, 1996 increased $631,000 and $5.4 million, respectively, from the previous year periods primarily due to fluctuations in the market price of the Company's common stock.

     During the first quarter of fiscal 1995, the Company recorded an unusual item of approximately $3.0 million which represented the pre-tax gain on the sale of three psychiatric hospitals. During the second quarter of fiscal 1995 and the third quarter of fiscal 1996, the Company recorded unusual items of $29.8 million and $30.0 million, respectively, related to the settlement of insurance claims. Also during the third quarter of fiscal 1996, the Company recorded unusual items of $2.8 million related to the closure of three hospitals and $1.2 million for an impairment loss. See Note G for further information regarding unusual items.

     The Company's effective tax rate was 40.0% and 40.9% in the quarter and the nine months ended June 30, 1996, respectively. The change in the effective tax rate from the prior year periods is primarily attributable to (i) the elimination of non-deductible amortization of reorganization value in excess of amounts allocable to identifiable assets in fiscal 1996 and (ii) the reduction in the Company's effective tax rate as a result of the favorable resolution of the Company's California income tax returns for fiscal 1982 through 1989 offset by the increase in non-deductible intangible amortization in the fiscal 1996 periods as a result of the Mentor and Green Spring acquisitions.

     Minority interest increased $1.6 million and $3.9 million in the quarter and the nine months ended June 30, 1996, respectively, compared to the prior year  periods.  The  increase  is  primarily  due to  the  Company  acquiring  a controlling interest in Green Spring in December 1995 and obtaining a controlling interest in other businesses during fiscal 1995 and 1996.

Recent Accounting Pronouncements

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company plans to adopt FAS 123 in the fiscal year ended September 30, 1997 on a pro forma disclosure basis.

Liquidity and Sources of Capital

         Operating Activities. The Company's net cash provided by operating activities was approximately $39.2 million and $60.5 million for the nine months ended June 30, 1995 and 1996, respectively. Management believes that the Company will have adequate cash flows from operations in fiscal 1996 to fund operations, capital expenditures and debt service obligations.

         Investing Activities. The Company acquired a 61% ownership interest in Green Spring during the nine months ended June 30, 1996. The consideration paid for Green Spring and related acquisition costs have resulted in the use of cash of approximately $87.2 million compared to approximately $61.5 million in acquisition expenditures during the nine months ended June 30, 1995.

         Management believes that its cash on hand, future cash flows from operations, borrowing capacity under the Revolving Credit Agreement and its ability to issue debt and equity securities from time to time will provide adequate capital resources to support the Company's anticipated investing strategies.

         Financing Activities. The Company borrowed approximately $28.0 million and $68.1 million, respectively, during the nine months ended June 30, 1995 and 1996, primarily to fund the acquisition of 13 hospitals in fiscal 1995 and to fund the acquisition of Green Spring in fiscal 1996. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

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

         The Company received proceeds of approximately $68.6 million, net of issuance costs, from the issuance of the Shares and the Warrant. Approximately $68.0 million of the proceeds were used to repay outstanding borrowings under the Revolving Credit Agreement.

         As of June 30, 1996, the Company had approximately $101 million of availability under the Revolving Credit Agreement. The Company was in compliance with all debt covenants at June 30, 1996.

Outlook

         Management continually assesses events and changes in circumstances that could effect its business strategy and the viability of its operating facilities. During fiscal 1995, the Company consolidated, closed or sold fifteen psychiatric hospitals. During the first nine months of fiscal 1996, the Company consolidated or closed six hospitals. See Note G for further information regarding facility closures. Management expects to consolidate services in selected markets and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations.

         Management has begun the implementation of various cost containment measures during the fourth quarter of fiscal 1996. Such measures will result in severance and other termination benefits for certain employees and will result in a charge in the fourth quarter of fiscal 1996 for such costs.

         During the fourth quarter of fiscal 1995 and the third quarter of fiscal 1996, the Company recorded impairment losses on property and equipment and intangible assets of approximately $27.0 million and $1.2 million, respectively. The impairment losses in fiscal 1995 were primarily related to assets to be held and used in future periods. Such impairment losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and from historical operating losses at certain of the Company's operating facilities combined with projected future operating losses. The effected businesses that were operating as of June 30, 1996 had negative operating income (net revenue less salaries, supplies and other operating expenses and bad debt expense) in aggregate during the nine months ended June 30, 1996, excluding the normal settlement of reimbursement issues. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through future cash flows expected from the use of the asset and its eventual disposition. The Company may record impairment losses in future periods as circumstances warrant.

         The Company's hospitals continue to experience a shift in payer mix to managed care payers from other payers, which contributed to a reduction in revenue per equivalent patient day compared to prior periods. Management anticipates continued shifting in its hospitals' payer mix towards managed care payers as a result of changes in the healthcare marketplace and the synergies created by the Green Spring acquisition. Future shifts in the Company's hospital payer mix to managed care payers could result in lower revenue per equivalent patient day in future quarterly periods for the Company's hospital operations. In addition, the Company's hospitals have experienced pricing pressure related to an increasing rate of claims denials by third party payers, which contributed to a reduction in revenue per equivalent day compared to prior periods. Management expects the pricing pressure to continue into fiscal 1997, which could result in lower revenue per equivalent patient day in future quarterly periods. Management intends to vigorously contest third party denials that relate to valid pre-certified medical procedures and review or renegotiate contractual relationships with certain third party payers.

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

Item 5. - Other Information

Acquisition

         On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has 61% ownership interest in Green Spring as of June 30, 1996. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting.

         The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of June 30, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests in Green Spring for 2,831,739 shares of Magellan Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Description of Green Spring's Business

         Green  Spring  is  the  nation's  third  largest   managed   behavioral
healthcare   organization   specializing   in  mental   health   and   substance
abuse/dependency services through a network of more than 30,000 providers nationwide, serving approximately 12.6 million members at June 30, 1996.

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

         At June 30, 1996, Green Spring's risk and non-risk membership was approximately 4.0 million and 8.6 million, respectively. During the quarter and the nine months ended June 30, 1996, risk and non-risk business comprised approximately 70% and 30%, respectively, of Green Spring revenues.

         Green Spring's customers include Fortune 1000 companies, Blue Cross/Blue Shield organizations, major HMO's/PPO's, several State employee programs, labor unions and several State Medicaid programs. During the quarter and the nine months ended June 30, 1996, approximately 70% of Green Spring's revenues were generated from the Blues organizations.

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

Item 6. - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        4(a) Amendment No. 9, dated as of June 30, 1996, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as agent, First Union National Bank, as co-agent.

        4(b) Amendment No. 10, dated as of July 31, 1996, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as agent, First Union National Bank as co-agent.

        *10(a) Employment Agreement dated May 1, 1996, between the Company and Dr. Danna Mauch, President and Chief Operating Officer of Magellan Public Solutions, Inc. and Executive Vice President of the Company.

        *10(b) Employment Agreement dated April 15, 1996, between the Company and John M. DeStefanis, President and Chief Operating Officer of Charter Behavioral Health Systems, Inc. and Executive Vice President of the Company.

        *10(c) Employment Agreement dated May 7, 1996, between the Company and Steve J. Davis, Executive Vice President, Administrative Services and General Counsel

        27       Financial Data Schedule

        99 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements.

        *Constitutes a management contract or compensatory plan arrangement.


   (b)  Report on Form 8-K

                 There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MAGELLAN HEALTH SERVICES, INC.
                                                        (Registrant)



Date:     August 12, 1996                       /s/ Craig L. McKnight
     ---------------------------                 ---------------------
                                                 Craig L. McKnight
                                                 Executive Vice President and
                                                 Chief Financial Officer



Date:    August  12, 1996                        /s/ Howard A. McLure
     --------------------------                  --------------------
                                                 Howard A. McLure
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)