Form 10-K405
period 1996-09-30
MAGELLAN HEALTH SERVICES INC
filed 1996-12-23
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-6639

                         MAGELLAN HEALTH SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

            DELAWARE                 58-1076937
--------------------------------  -----------------
(State or other jurisdiction of   (I.R.S. Employer
                                   Identification
 incorporation or organization)         No.)
   3414 PEACHTREE ROAD, N.E.
           SUITE 1400
        ATLANTA, GEORGIA                30326
--------------------------------  -----------------
(Address of principal executive
            offices)                 (Zip Code)

       Registrant's telephone number, including area code: (404) 841-9200

                   See Table of Additional Registrants below.
                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                   NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                    WHICH REGISTERED
---------------------------------------------------------------  -----------------------------
Common Stock ($0.25 par value)                                      American Stock Exchange
11 1/4% Series A Senior Subordinated Notes due 2004                 American Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 25, 1996 was approximately $504 million.

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    The number of shares of the Registrant's Common Stock outstanding as of November 25, 1996 was 28,583,406.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the annual meeting of stockholders (which Proxy Statement will be filed with the Securities and Exchange Commission on or before January 28, 1997) are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Behavioral Heath Systems of Indiana,  Indiana                      35-1990127   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Beltway Community Hospital, Inc.      Texas                        58-1324281   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Blue Grass Physician Management       Kentucky                     66-1294402   3050 Rio Dosa Drive
  Group, Inc.                                                                   Lexington, KY 40509
                                                                                (606) 269-2325

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

CMCI, Inc.                            Nevada                       88-0224620   1061 East Flamingo Road
                                                                                Suite One
                                                                                Las Vegas, NV 89119
                                                                                (702) 737-0282

CMFC, Inc.                            Nevada                       88-0215629   1061 East Flamingo Road
                                                                                Suite One
                                                                                Las Vegas, NV 89119
                                                                                (702) 737-0282

CMSF, Inc.                            Florida                      58-1324269   3550 Colonial Boulevard
                                                                                Fort Myers, FL 33912
                                                                                (813) 939-0403

CPS Associates, Inc.                  Virginia                     58-1761039   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Alvarado Behavioral Health    California                   58-1394959   7050 Parkway Drive
  System, Inc.                                                                  La Mesa, CA 91942-2352
                                                                                (619) 465-4411

Charter Appalachian Hall Behavioral   North Carolina               58-2097827   60 Caledonia Road
  Health System, Inc.                                                           Asheville, NC 28803
                                                                                (704) 253-3681

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Arbor Indy Behavioral Health  Indiana                      35-1916340   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Arbor Indy Behavioral Health  Delaware                     58-2265776   3414 Peachtree Rd., N.E.
  System, LLC                                                                   Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Augusta Behavioral Health     Georgia                      58-1615676   3100 Perimeter Parkway
  System, Inc.                                                                  P.O. Box 14939
                                                                                Augusta, GA 30909
                                                                                (404) 868-6625

Charter Bay Harbor Behavioral Health  Florida                      58-1640244   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, Georgia 30326
                                                                                (404) 841-9200

Charter Beacon Behavioral Health      Indiana                      58-1524996   1720 Beacon Street
  System, Inc.                                                                  Fort Wayne, IN 46805
                                                                                (219) 423-3651

Charter Beacon Behavioral Health      Delaware                     35-1994155   1720 Beacon Street
  System, LLC                                                                   Fort Wayne, IN 46805
                                                                                (219) 423-3651

Charter Behavioral Health System at   New Jersey                   58-2097832   19 Prospect Street
  Fair Oaks, Inc.                                                               Summit, NJ 07901
                                                                                (908) 277-9102

Charter Behavioral Health System at   Maryland                     52-1866212   522 Thomas Run Road
  Hidden Brook, Inc.                                                            Bel Air, MD 21014
                                                                                (410) 879-1919

Charter Behavioral Health System at   California                   33-0606642   3414 Peachtree Rd., N.E.
  Los Altos, Inc.                                                               Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System at   Florida                      65-0519663   1324 37th Avenue, East
  Manatee Adolescent Treatment                                                  Bradenton, FL 34208
  Services, Inc.                                                                (813) 746-1388

Charter Behavioral Health System at   Maryland                     52-1866221   14901 Broschart Road
  Potomac Ridge, Inc.                                                           Rockville, MD 20850
                                                                                (301) 251-4500

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Behavioral Health Systems,    Delaware                     58-2213642   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Georgia                      58-1513304   240 Mitchell Bridge Road
  Athens, Inc.                                                                  Athens, GA 30606
                                                                                (404) 546-7277

Charter Behavioral Health System of   Texas                        58-1440665   8402 Cross Park Drive
  Austin, Inc.                                                                  Austin, TX 78754
                                                                                (512) 837-1800

Charter Behavioral Health System of   Texas                        76-0430571   3414 Peachtree Rd., N.E.
  Baywood, Inc.                                                                 Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Florida                      58-1527678   4480 51st Street, West
  Bradenton, Inc.                                                               Bradenton, FL 34210
                                                                                (813) 746-1388

Charter Behavioral Health System of   Georgia                      58-1408670   3500 Riverside Drive
  Central Georgia, Inc.                                                         Macon, GA 31210
                                                                                (912) 474-6200

Charter Behavorial Health System of   Virginia                     54-1765921   1500 Westbrook Avenue
  Central Virginia, Inc.                                                        Richmond, VA 23227
                                                                                (804) 266-9671

Charter Behavioral Health System of   South Carolina               58-1761157   2777 Speissegger Drive
  Charleston, Inc.                                                              Charleston, SC 29405-8299
                                                                                (803) 747-5830

Charter Behavioral Health System of   Virginia                     58-1616917   2101 Arlington Boulevard
  Charlottesville, Inc.                                                         Charlottesville, VA 22903-1593
                                                                                (804) 977-1120

Charter Behavioral Health System of   Illinois                     58-1315760   3414 Peachtree Rd., N.E.
  Chicago, Inc.                                                                 Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   California                   58-1473063   3414 Peachtree Rd., N.E.
  Chula Vista, Inc.                                                             Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Missouri                     61-1009977   200 Portland Street
  Columbia, Inc.                                                                Columbia, MO 65201
                                                                                (314) 876-8000

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Behavioral Health System of   Texas                        58-1513305   3126 Rodd Field Road
  Corpus Christi, Inc.                                                          Corpus Christi, TX 78414
                                                                                (512) 993-8893

Charter Behavioral Health System of   Texas                        58-1513306   6800 Preston Road
  Dallas, Inc.                                                                  Plano, TX 75024
                                                                                (214) 964-3939

Charter Behavioral Health System of   Maryland                     52-1866214   3680 Warwick Road, Route 1
  Delmarva, Inc.                                                                East New Market, MD 21631
                                                                                (410) 943-8108

Charter Behavioral Health System of   Indiana                      35-1916338   7200 East Indiana
  Evansville, Inc.                                                              Evansville, IN 47715
                                                                                (812) 475-7200

Charter Behavioral Health System of   Delaware                     35-1994080   7200 East Indiana
  Evansville, LLC                                                               Evansville, IN 47715
                                                                                (812) 475-7200

Charter Behavioral Health System of   Texas                        58-1643151   3414 Peachtree Rd., N.E.
  Fort Worth, Inc.                                                              Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Mississippi                  58-1616919   3531 Lakeland Drive
  Jackson, Inc.                                                                 Jackson, MS 39208
                                                                                (601) 939-9030

Charter Behavioral Health System of   Florida                      58-1483015   3947 Salisbury Road
  Jacksonville, Inc.                                                            Jacksonville, FL 32216
                                                                                (904) 296-2447

Charter Behavioral Health System of   Indiana                      35-1916342   2700 River City Park Drive
  Jefferson, Inc.                                                               Jeffersonville, IN 47130
                                                                                (812) 284-3400

Charter Behavioral Health System of   Delaware                     35-1994087   2700 River City Park Drive
  Jefferson, LLC                                                                Jeffersonville, IN 47130
                                                                                (812) 284-3400

Charter Behavioral Health System of   Kansas                       58-1603154   8000 West 127th Street
  Kansas City, Inc.                                                             Overland Park, KS 66213
                                                                                (913) 897-4999

Charter Behavioral Health System of   Louisiana                    72-0686492   302 Dulles Drive
  Lafayette, Inc.                                                               Lafayette, LA 70506
                                                                                (318) 233-9024

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Behavioral Health System of   Louisiana                    62-1152811   4250 Fifth Avenue, South
  Lake Charles, Inc.                                                            Lake Charles, LA 70605
                                                                                (318) 474-6133

Charter Behavioral Health System of   Indiana                      35-1916343   3414 Peachtree Rd., N.E.
  Michigan City, Inc.                                                           Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Delaware                     35-1994736   3414 Peachtree Rd., N.E.
  Michigan City, LLC                                                            Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Alabama                      58-1569921   3414 Peachtree Rd., N.E.
  Mobile, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   New Hampshire                02-0470752   29 Northwest Boulevard
  Nashua, Inc.                                                                  Nashua, NH 03063
                                                                                (603) 886-5000

Charter Behavioral Health System of   Nevada                       58-1321317   7000 West Spring Mountain Rd.
  Nevada, Inc.                                                                  Las Vegas, NV 89117
                                                                                (702) 876-4357

Charter Behavioral Health System of   New Mexico                   58-1479480   5901 Zuni Road, SE
  New Mexico, Inc.                                                              Albuquerque, NM 87108
                                                                                (505) 265-8800

Charter Behavioral Health System of   California                   58-1857277   101 Cirby Hills Drive
  Northern California, Inc.                                                     Roseville, CA 95678
                                                                                (916) 969-4666

Charter Behavioral Health System of   Arkansas                     58-1449455   4253 Crossover Road
  Northwest Arkansas, Inc.                                                      Fayetteville, AR 72703
                                                                                (501) 521-5731

Charter Behavioral Health System of   Indiana                      58-1603160   101 West 61st Avenue
  Northwest Indiana, Inc.                                                       State Road 51
                                                                                Hobart, IN 46342
                                                                                (219) 947-4464

Charter Behavioral Health System of   Delaware                     35-1994154   101 West 61st Avenue
  Northwest Indiana, LLC                                                        State Road 51
                                                                                Hobart, IN 46342
                                                                                (219) 947-4464

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Behavioral Health System of   Kentucky                     61-1006115   435 Berger Road
  Paducah, Inc.                                                                 Paducah, KY 42002-7609
                                                                                (502) 444-0444

Charter Behavioral Health of Puerto   Georgia                      66-0523678   Caso Bldg., Suite 1504
  Rico, Inc.                                                                    1225 Ponce de Leon Avenue
                                                                                Santurce, PR 00907

Charter Behavioral Health System of   California                   58-1747020   455 Silicon Valley Boulevard
  San Jose, Inc.                                                                San Jose, CA 95138
                                                                                (408) 224-2020

Charter Behavioral Health System of   Georgia                      58-1750583   1150 Cornell Avenue
  Savannah, Inc.                                                                Savannah, GA 31406
                                                                                (912) 354-3911

Charter Behavioral Health System of   Arkansas                     71-0752815   3414 Peachtree Rd., N.E.
  Texarkana, Inc.                                                               Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   California                   95-2685883   2055 Kellogg Drive
  the Inland Empire, Inc.                                                       Corona, CA 91719
                                                                                (714) 735-2910

Charter Behavioral Health System of   Ohio                         58-1731068   1725 Timberline Road
  Toledo, Inc.                                                                  Maumee, Ohio 43537
                                                                                (419) 891-9333

Charter Behavioral Health System of   Arizona                      86-0757462   3414 Peachtree Rd., N.E.
  Tucson, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   California                   33-0606644   3414 Peachtree Rd., N.E.
  Visalia, Inc.                                                                 Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Behavioral Health System of   Minnesota                    41-1775626   109 North Shore Drive
  Waverly, Inc.                                                                 Waverly, MN 55390
                                                                                (612) 658-4811

Charter Behavioral Health System of   North Carolina               56-1050502   3637 Old Vineyard Road
  Winston-Salem, Inc.                                                           Winston-Salem, NC 27104
                                                                                (919) 768-7710

Charter Behavioral Health System of   California                   33-0606646   3414 Peachtree Rd., N.E.
  Yorba Linda, Inc.                                                             Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Behavioral Health Systems of  Georgia                      58-1900736   811 Juniper St., N.E.
  Atlanta, Inc.                                                                 Atlanta, GA 30308
                                                                                (404) 881-5800

Charter Brawner Behavioral Health     Georgia                      58-0979827   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter By-The-Sea Behavioral Health  Georgia                      58-1351301   2927 Demere Road
  System, Inc.                                                                  St. Simons Island, GA 31522
                                                                                (912) 638-1999

Charter Canyon Behavioral Health      Utah                         58-1557925   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Canyon Springs Behavioral     California                   33-0606640   69696 Ramon Road
  Health System, Inc.                                                           Cathedral City, CA 92234
                                                                                (619) 321-2000

Charter Centennial Peaks Behavioral   Colorado                     58-1761037   2255 South 88th Street
  Health System, Inc.                                                           Louisville, CO 80027
                                                                                (303) 673-9990

Charter Community Hospital, Inc.      California                   58-1398708   21530 South Pioneer Boulevard
                                                                                Hawaiian Gardens, CA 90716
                                                                                (310) 860-0401

Charter Contract Services, Inc.       Georgia                      58-2100699   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Cove Forge Behavioral Health  Pennsylvania                 25-1730464   New Beginnings Road
  System, Inc.                                                                  Williamsburg, PA 16693
                                                                                (814) 832-2121

Charter Fairmount Behavioral Health   Pennsylvania                 58-1616921   561 Fairthorne Avenue
  System, Inc.                                                                  Philadelphia, PA 19128
                                                                                (215) 487-4000

Charter Fenwick Hall Behavioral       South Carolina               57-0995766   3414 Peachtree Rd., N.E.
  Health System, Inc.                                                           Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Financial Offices, Inc.       Georgia                      58-1527680   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Forest Behavioral Health      Louisiana                    58-1508454   9320 Linwood Avenue
  System, Inc.                                                                  Shreveport, LA 71106
                                                                                (318) 688-3930

Charter Grapevine Behavioral Health   Texas                        58-1818492   2300 William D. Tate Ave.
  System, Inc.                                                                  Grapevine, TX 76051
                                                                                (817) 481-1900

Charter Greensboro Behavioral Health  North Carolina               58-1335184   700 Walter Reed Drive
  System, Inc.                                                                  Greensboro, NC 27403
                                                                                (919) 852-4821

Charter Health Management of Texas,   Texas                        58-2025056   6800 Park Ten Blvd.
  Inc.                                                                          Suite 275-W
                                                                                San Antonio, TX 78213
                                                                                (210) 699-8585

Charter Hospital of Columbus, Inc.    Ohio                         58-1598899   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of Denver, Inc.      Colorado                     58-1662413   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of Ft. Collins,      Colorado                     58-1768534   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of Laredo, Inc.      Texas                        58-1491620   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of Miami, Inc.       Florida                      61-1061599   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of Mobile, Inc.      Alabama                      58-1318870   5800 Southland Drive
                                                                                Mobile, AL 36693
                                                                                (334) 661-3001

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Hospital of Santa Teresa,     New Mexico                   58-1584861   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of St. Louis, Inc.   Missouri                     58-1583760   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Hospital of Torrance, Inc.    California                   58-1402481   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Indiana BHS Holding, Inc.     Indiana                      58-2247985   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Indianapolis Behavioral       Indiana                      58-1674291   5602 Caito Drive
  Health System, Inc.                                                           Indianapolis, IN 46226
                                                                                (317) 545-2111

Charter Indianapolis Behavioral       Delaware                     35-1994923   5602 Caito Drive
  Health System, LLC                                                            Indianapolis, IN 46226
                                                                                (317) 545-2111

Charter Lafayette Behavioral Health   Indiana                      58-1603158   3700 Rome Drive
  System, Inc.                                                                  Lafayette, IN 47905
                                                                                (317) 448-6999

Charter Lafayette Behavioral Health   Delaware                     35-1994151   3700 Rome Drive
  System, LLC                                                                   Lafayette, IN 47905
                                                                                (317) 448-6999

Charter Lakehurst Behavioral Health   New Jersey                   22-3286879   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Lakeside Behavioral Health    Tennessee                    62-0892645   2911 Brunswick Road
  System, Inc.                                                                  Memphis, TN 38134
                                                                                (901) 377-4700

Charter Laurel Heights Behavioral     Georgia                      58-1558212   3414 Peachtree Rd., N.E.
  Health System, Inc.                                                           Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Linden Oaks Behavioral        Illinois                     36-3943776   852 West Street
  Health System, Inc.                                                           Naperville, IL 60540
                                                                                (708) 305-5500

Charter Little Rock Behavioral        Arkansas                     58-1747019   1601 Murphy Drive
  Health System, Inc.                                                           Maumelle, AR 72113
                                                                                (501) 851-8700

Charter Louisiana Behavioral Health   Louisiana                    72-1319231   1514 Doctor's Drive
  System, Inc.                                                                  Suite 102
                                                                                Bossier City, LA 71111
                                                                                (318) 747-4362

Charter Louisville Behavioral Health  Kentucky                     58-1517503   1405 Browns Lane
  System, Inc.                                                                  Louisville, KY 40207
                                                                                (502) 896-0495

Charter Meadows Behavioral Health     Maryland                     52-1866216   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical-- California, Inc.    Georgia                      58-1357345   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical--Clayton County,      Georgia                      58-1579404   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical-- Cleveland, Inc.     Texas                        58-1448733   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical--Dallas, Inc.         Texas                        58-1379846   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical--Long Beach, Inc.     California                   58-1366604   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Medical--New York, Inc.       New York                     58-1761153   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical (Cayman Islands)      Cayman Islands, BWI          58-1841857   Caledonian Bank & Trust
  Ltd.                                                                          Swiss Bank Building
                                                                                Caledonian House
                                                                                Georgetown-Grand Cayman
                                                                                Cayman Islands
                                                                                (809) 949-0050

Charter Medical Executive             Georgia                      58-1538092   3414 Peachtree Rd., N.E.
  Corporation                                                                   Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical Information           Georgia                      58-1530236   3414 Peachtree Rd., N.E.
  Services, Inc.                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical International, Inc.   Cayman Islands, BWI                 N/A   Caledonian Bank & Trust
                                                                                Swiss Bank Building
                                                                                Caledonian House
                                                                                Georgetown-Grand Cayman
                                                                                Cayman Islands
                                                                                (809) 949-0050

Charter Medical International, S.A.,  Nevada                       58-1605110   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical Management Company    Georgia                      58-1195352   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical of East Valley, Inc.  Arizona                      58-1643158   2190 N. Grace Boulevard
                                                                                Chandler, AZ 85224
                                                                                (602) 899-8989

Charter Medical of England Limited    United Kingdom                      N/A   111 Kings Road
                                                                                Box 323
                                                                                London SW3 4PB
                                                                                London, England
                                                                                44-71-351-1272

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Medical of Florida, Inc.      Florida                      58-2100703   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Medical of North Phoenix,     Arizona                      58-1643154   6015 W. Peoria Avenue
  Inc.                                                                          Glendale, AZ 85302
                                                                                (602) 878-7878

Charter Medical of Puerto Rico, Inc.  Commonwealth of Puerto       58-1208667   Caso Building, Suite 1504
                                        Rico                                    1225 Ponce De Leon Avenue
                                                                                Santurce, P.R. 00907
                                                                                (809) 723-8666

Charter Milwaukee Behavioral Health   Wisconsin                    58-1790135   11101 West incoln Avenue
  System, Inc.                                                                  West Allis, WI 53227
                                                                                (414) 327-3000

Charter Mission Viejo Behavioral      California                   58-1761156   23228 Madero
  Health System, Inc.                                                           Mission Viejo, CA 92691
                                                                                (714) 830-4800

Charter MOB of Charlottesville, Inc.  Virginia                     58-1761158   1023 Millmont Avenue
                                                                                Charlottesville, VA 22901
                                                                                (804) 977-1120

Charter North Behavioral Health       Alaska                       58-1474550   2530 DeBarr Road
  System, Inc.                                                                  Anchorage, AK 99508-2996
                                                                                (907) 258-7575

Charter Northbrooke Behavioral        Wisconsin                    39-1784461   46000 W. Schroeder Drive
  Health System, Inc.                                                           Brown Deer, WI 53223
                                                                                (414) 355-2273

Charter North Counseling Center,      Alaska                       58-2067832   2530 DeBarr Road
  Inc.                                                                          Anchorage, AK 99508-2996
                                                                                (907) 258-7575

Charter Northridge Behavioral Health  North Carolina               58-1463919   400 Newton Road
  System, Inc.                                                                  Raleigh, NC 27615
                                                                                (919) 847-0008

Charter Oak Behavioral Health         California                   58-1334120   1161 East Covina Boulevard
  System, Inc.                                                                  Covina, CA 91724
                                                                                (818) 966-1632

Charter of Alabama, Inc.              Alabama                      63-0649546   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, Georgia 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Palms Behavioral Health       Texas                        58-1416537   1421 E. Jackson Avenue
  System, Inc.                                                                  McAllen, TX 78502
                                                                                (512) 631-5421

Charter Peachford Behavioral Health   Georgia                      58-1086165   2151 Peachford Road
  System, Inc.                                                                  Atlanta, GA 30338
                                                                                (404) 455-3200

Charter Petersburg Behavioral Health  Virginia                     58-1761160   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Pines Behavioral Health       North Carolina               58-1462214   3621 Randolph Road
  System, Inc.                                                                  Charlotte, NC 28211
                                                                                (704) 365-5368

Charter Plains Behavioral Health      Texas                        58-1462211   801 N. Quaker Avenue
  System, Inc.                                                                  Lubbock, TX 79408
                                                                                (806) 744-5505

Charter-Provo School, Inc.            Utah                         58-1647690   4501 North University Ave.
                                                                                Provo, UT 84604
                                                                                (801) 227-2000

Charter Real Behavioral Health        Texas                        58-1485897   8550 Huebner Road
  System, Inc.                                                                  San Antonio, TX 78240
                                                                                (512) 699-8585

Charter Regional Medical Center,      Texas                        74-1299623   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, Georgia 30326
                                                                                (404) 841-9200

Charter Ridge Behavioral Health       Kentucky                     58-1393063   3050 Rio Dosa Drive
  System, Inc.                                                                  Lexington, KY 40509
                                                                                (606) 269-2325

Charter Rivers Behavioral Health      South Carolina               58-1408623   2900 Sunset Boulevard
  System, Inc.                                                                  West Columbia, SC 29169
                                                                                (803) 796-9911

Charter Rockford Behavioral Health    Delaware                     51-0374617   100 Rockford Drive
  System, Inc.                                                                  Newark, DE 19713
                                                                                (302) 996-5480

Charter San Diego Behavioral Health   California                   58-1669160   11878 Avenue of Industry
  System, Inc.                                                                  San Diego, CA 92128
                                                                                (619) 487-3200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Sioux Falls Behavioral        South Dakota                 58-1674278   2812 South Louise Avenue
  Health System, Inc.                                                           Sioux Falls, SD 57106
                                                                                (605) 361-8111

Charter South Bend Behavioral Health  Indiana                      58-1674287   6704 N. Gumwood Drive
  System, Inc.                                                                  Granger, IN 46530
                                                                                (219) 272-9799

Charter South Bend Behavioral Health  Delaware                     35-1994307   6704 N. Gumwood Drive
  System, LLC                                                                   Granger, IN 46530
                                                                                (219) 272-9799

Charter Springs Behavioral Health     Florida                      58-1517461   3130 S.W. 27th Avenue
  System, Inc.                                                                  Ocala, FL 32674
                                                                                (904) 237-7293

Charter Springwood Behavioral Health  Virginia                     58-2097829   Route 4, Box 50
  System, Inc.                                                                  Leesburg, VA 22075
                                                                                (703) 777-0800

Charter Suburban Hospital of          Texas                        75-1161721   3414 Peachtree Rd., N.E.
  Mesquite, Inc.                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Terre Haute Behavioral        Indiana                      58-1674293   1400 Crossing Boulevard
  Health System, Inc.                                                           Terre Haute, IN 47802
                                                                                (812) 299-4196

Charter Terre Haute Behavioral        Delaware                     35-1994308   1400 Crossing Boulevard
  Health System, LLC                                                            Terre Haute, IN 47802
                                                                                (812) 299-4196

Charter Thousand Oaks Behavioral      California                   58-1731069   3414 Peachtree Rd., N.E.
  Health System, Inc.                                                           Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Treatment Center of           Michigan                     58-2025057   3414 Peachtree Rd., N.E.
  Michigan, Inc.                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Charter Westbrook Behavioral Health   Virginia                     54-0858777   1500 Westbrook Avenue
  System, Inc.                                                                  Richmond, VA 23227
                                                                                (804) 266-9671

Charter White Oak Behavioral Health   Maryland                     52-1866223   3414 Peachtree Rd., N.E.
  System, Inc.                                                                  Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Charter Wichita Behavioral Health     Kansas                       58-1634296   8901 East Orme
  System, Inc.                                                                  Wichita, KS 67207
                                                                                (316) 686-5000

Charter Woods Behavioral Health       Alabama                      58-1330526   700 Cottonwood Road
  System, Inc.                                                                  Dothan, AL 36301
                                                                                (205) 794-4357

Correctional Behavioral Solutions,    Delaware                     58-2180940   3414 Peachtree Rd., N.E.
  Inc.                                                                          Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Correctional Behavioral Solutions of  Indiana                      35-1978792   3414 Peachtree Rd., N.E.
  Indiana, Inc.                                                                 Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Correctional Behavioral Solutions of  New Jersey                   22-3436964   3000 Atrium Way
  New Jersey, Inc.                                                              Suite 410
                                                                                Mount Laurel, NJ
                                                                                (609) 235-2339

Correctional Behavioral Solutions of  Ohio                         34-1826431   Allen Correctional Institute
  Ohio, Inc.                                                                    2338 North West Street
                                                                                Lima, OH 45801
                                                                                (419) 224-8000

Desert Springs Hospital, Inc.         Nevada                       88-0117696   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, Georgia 30326
                                                                                (404) 841-9200

Employee Assistance Services, Inc.    Georgia                      58-1501282   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Florida Health Facilities, Inc.       Florida                      58-1860493   21808 State Road 54
                                                                                Lutz, FL 33549
                                                                                (813) 948-2441

Gulf Coast EAP Services, Inc.         Alabama                      58-2101394   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Hospital Investors, Inc.              Georgia                      58-1182191   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Illinois Mentor, Inc.                 Illinois                     36-3643670   313 Congress St.
                                                                                Boston, MA 02210
                                                                                (617) 790-4800

Magellan Public Solutions, Inc.       Delaware                     58-2227841   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Mandarin Meadows, Inc.                Florida                      58-1761155   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Magellan Public Network, Inc.         Delaware                     51-0374654   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Massachusetts Mentor, Inc.            Massachusetts                04-2799071   313 Congress St.
                                                                                Boston, MA 02210
                                                                                (617) 790-4800

Metroplex Behavioral Healthcare       Texas                        58-2138596   1000 South Main Street
  Services, Inc.                                                                Suite 100
                                                                                Grapevine, TX 76051
                                                                                (817) 540-6948

National Mentor, Inc.                 Delaware                     04-3250732   313 Congress St.
                                                                                Boston, MA 02210
                                                                                (617) 790-4800

National Mentor Healthcare, Inc.      Massachusetts                04-2893910   313 Congress St.
                                                                                Boston, MA 02210
                                                                                (617) 790-4800

NEPA--Massachusetts, Inc.             Massachusetts                58-2116751   #6 Courthouse Lane
                                                                                Chelmsford, MA 01863
                                                                                (508) 441-2332

NEPA--New Hampshire, Inc.             New Hampshire                58-2116398   29 Northwest Boulevard
                                                                                Nashua, NH 03063
                                                                                (603) 886-5000

                           ADDITIONAL REGISTRANTS(1)

                                           STATE OR OTHER           I.R.S.          ADDRESS INCLUDING ZIP CODE,
                                          JURISDICTION OF          EMPLOYER        AND TELEPHONE NUMBER INCLUDING
      EXACT NAME OF REGISTRANT            INCORPORATION OR      IDENTIFICATION  AREA CODE, OF REGISTRANT'S PRINCIPAL
    AS SPECIFIED IN ITS CHARTER             ORGANIZATION            NUMBER               EXECUTIVE OFFICES
------------------------------------  ------------------------  --------------  ------------------------------------
Ohio Mentor, Inc.                     Ohio                         31-1098345   313 Congress St.
                                                                                Boston, MA 02210
                                                                                (617) 790-4800

Pacific-Charter Medical, Inc.         California                   58-1336537   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

South Carolina Mentor, Inc.           South Carolina               57-0782160   313 Congress St.
                                                                                Boston, MA 02210
                                                                                (617) 790-4800

Southeast Behavioral Systems, Inc.    Georgia                      58-2100700   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Schizophrenia Treatment and           Georgia                      58-1672912   209 Church Street
  Rehabilitation, Inc.                                                          Decatur, GA 30030
                                                                                (404) 377-1986

Sistemas De Terapia Respiratoria,     Georgia                      58-1181077   3414 Peachtree Rd., N.E.
  S.A., Inc.                                                                    Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

Western Behavioral Systems, Inc.      California                   58-1662416   3414 Peachtree Rd., N.E.
                                                                                Suite 1400
                                                                                Atlanta, GA 30326
                                                                                (404) 841-9200

------------------------

(1) The Additional Registrants listed are wholly-owned subsidiaries of the Registrant and are guarantors of the Registrant's 11 1/4% Series A Senior Subordinated Notes due 2004. The Additional Registrants have been conditionally exempted, pursuant to Section 12(h) of the Securities Exchange Act of 1934, from filing reports under Section 13 of the Securities Exchange Act of 1934.

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS

                                        PART I                                              PAGE
                                                                                            -----
ITEM 1.    Business....................................................................           2
ITEM 2.    Properties..................................................................          17
ITEM 3.    Legal Proceedings...........................................................          18
ITEM 4.    Submission of Matters to a Vote of Security Holders.........................          18

                                        PART II

ITEM 5.    Market Price for Registrant's Common Equity and Related Stockholder
           Matters.....................................................................          19
ITEM 6.    Selected Financial Data.....................................................          19
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................          21
ITEM 8.    Financial Statements and Supplementary Data.................................          30
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................          30

                                       PART III

ITEM 10.   Directors and Executive Officers of the Registrant..........................          31
ITEM 11.   Executive Compensation......................................................          31
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..............          31
ITEM 13.   Certain Relationships and Related Transactions..............................          31

                                        PART IV

ITEM 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K..............          32

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Magellan Health Services, Inc. ("Magellan" or the "Company"), which was incorporated in 1969, is an integrated, national behavioral healthcare company. The Company operates through three principal subsidiaries engaging in (i) the provider business, (ii) the managed care business and (iii) the public sector business.

    Charter Behavioral Health Systems, Inc. ("Charter" or the "provider business"), the Company's wholly-owned subsidiary that engages in the provider business, operated 90 acute care psychiatric hospitals and 4 residential psychiatric treatment centers with an aggregate capacity of 8,429 licensed beds as of September 30, 1996. Charter also manages one acute care psychiatric hospital with 34 licensed beds. Eighty-eight of Charter's hospitals operate partial hospitalization programs and the Company operates approximately 150 outpatient centers, staffed by mental health professionals.

    Green Spring Health Services, Inc. ("Green Spring" or the "managed care business"), the Company's 61% owned subsidiary that engages in the managed care business, provides managed behavioral healthcare services, which include (i) Enhanced Utilization Management, a utilization review process that employs clinical criteria designed to provide each patient with accessible, appropriate and affordable treatment across the entire continuum of care and services; (ii) Care Management, a fully integrated healthcare model that offers utilization review services and provides care to patients through the management of a national network of contract providers and Green Spring-owned staff model clinics; and (iii) Comprehensive Administrative Services, including member assistance, management reporting, claims processing, clinical management information and provider referral systems that are adaptable to customer circumstances and requirements through a network of more than 30,000 providers nationwide covering approximately 13.6 million people as of September 30, 1996.

    Magellan Public Solutions, Inc. ("Public Solutions" or the "public sector business"), the Company's wholly-owned subsidiary that engages in the public sector business, provides specialty home-based behavioral healthcare services, behavioral services in correctional facilities and troubled and delinquent adolescent facilities services pursuant to contractual arrangements with governmental agencies.

    The Company's business strategy is to provide access to a full continuum of behavioral healthcare and managed care services and to perform such services in a cost effective manner with monitored results. The Company's integrated national behavioral healthcare company has the capability to deliver and to manage the delivery of behavioral healthcare services for large public and private payers who need assistance in managing the risk of behavioral healthcare costs.

RECENT DEVELOPMENTS

    GREEN SPRING ACQUISITION

    On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,438 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of Group Practice Affiliates, Inc. ("GPA"), a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. GPA was organized by the Company for the purpose of acquiring and managing professional group practices and has acquired seven group practices through September 30, 1996. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option (as hereinafter defined) for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring.

Green Spring is a leading provider of managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network covering approximately 13.6 million people nationwide.

    The Green Spring acquisition and the creation of Public Solutions combined with the existing provider business created the first integrated national behavioral healthcare system and gives the Company the capability to provide case management and delivery services to large private organizations and a public sector marketplace seeking increased privatization of services. The Company changed its name to Magellan Health Services, Inc. on December 21, 1995 to reflect the broader range of services it provides as a result of the Green Spring acquisition.

    The minority shareholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring continue to be customers of Green Spring. The minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for 2,831,739 shares of Magellan Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

    NEW REVOLVING CREDIT AGREEMENT

    On October 28, 1996, the Company entered into a new Credit Agreement with certain financial institutions for a five-year Senior Secured reducing revolving credit facility in an aggregate committed amount of $400 million (the "New Revolving Credit Agreement"). The Company borrowed approximately $121.0 million under the New Revolving Credit Agreement in October 1996 to (i) pay-off the existing borrowings under the Revolving Credit Agreement (as hereinafter defined) and (ii) pay for fees and expenses related to the New Revolving Credit Agreement.

    The loans outstanding under the New Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Prime Lending Rate. Interest on Prime Lending Rate loans is payable at the end of each fiscal quarter and upon conversion to a LIBOR-based loan. Interest on LIBOR-based loans is payable at the end of their respective one, two, three or six-month terms.

PRIOR DEVELOPMENTS

    NME ACQUISITION

    During fiscal 1994, the Company agreed to acquire 40 psychiatric hospitals (the "Acquired Hospitals") from Tenet Healthcare Corporation (formerly known as National Medical Enterprises, Inc. ("NME")). The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals (the "Hospital Acquisition"). The Acquired Hospitals had an aggregate capacity of 2,873 licensed beds when acquired and were located in 19 states.

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

PROVIDER BUSINESS

    OVERVIEW

    The Company's psychiatric hospitals in operation on September 30, 1996 are located in well-populated urban and suburban locations in 33 states and two foreign countries. Seven of the Company's hospitals are affiliated with medical schools for residency and other post-graduate teaching programs.

    Most of the Company's hospitals offer a full continuum of behavioral care in their service area. The continuum includes inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services.

    The Company's hospitals provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. The specialization of programs enables the clinical staff to provide care that is specific to the patient's needs and facilitates monitoring of the patient's progress. A typical treatment program of the Company integrates physicians and other patient-care professionals with structured activities, providing patients with testing, adjunctive therapies (occupational, recreational and other), group therapy, individual therapy and educational programs. A treatment program includes one or more of the types of treatment settings provided by the Company's continuum of care. For those patients who do not have a personal psychiatrist or other specialist, the hospital refers the patient to a member of its medical staff.

    A significant portion of hospital admissions are provided by referrals from former patients, local marketplace advertising, managed care organizations and physicians. Professional relationships are an important aspect of the Company's ongoing business. Management believes the quality of the Company's treatment programs, staff employees and physical facilities are important factors in maintaining good professional relationships.

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

    SEASONALITY

    The Company's provider business is seasonal in nature, with a reduced demand for certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter.

    COMPETITION

    Each of the Company's hospitals competes with other hospitals, some of which are larger and have greater financial resources. Some competing hospitals are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions and others by proprietary hospital corporations. The hospitals frequently draw patients from areas outside their immediate locale and, therefore, the Company's hospitals may, in certain markets, compete with both local and distant hospitals. In addition, the Company's hospitals compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals, and outpatient services provided by the Company may compete with private practicing mental health professionals. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians who practice at the hospital and who are members of its medical staff. The Company has entered into joint venture arrangements with other healthcare providers in certain markets to achieve more efficiency in the local delivery system.

    In recent years, the competitive position of hospitals has been affected by the ability of such hospitals to obtain contracts with Preferred Provider Organizations ("PPO's"), Health Maintenance Organizations ("HMO's") and other managed care programs to provide inpatient and other services. Such contracts normally involve a discount from the hospital's established charges, but provide a base of patient referrals. These contracts also frequently provide for pre-admission certification and for concurrent length of stay reviews. The importance of obtaining contracts with HMO's, PPO's and other managed care companies varies from market to market, depending on the individual market strength of the managed care companies. The Company's acquisition of Green Spring creates opportunities to increase its revenues through managed care contracts utilizing the continuum of care described above and through information systems that support care management and at-risk pricing mechanisms.

    State certificate of need laws regulate the Company and its competitors' ability to build new hospitals and to expand existing hospital facilities and services. These laws do provide some protection from competition, as their intent is to prevent duplication of services. In most cases, these state laws do not restrict the ability of the Company or its competitors to offer new outpatient services. The Company operates 39 hospitals in 12 states (Arizona, Arkansas, California, Colorado, Indiana, Kansas, Louisiana, Nevada, New Mexico, South Dakota, Texas and Utah) which do not have certificate of need laws applicable to hospitals.

    INDUSTRY TRENDS

    The Company's hospitals have been adversely affected by factors influencing the entire psychiatric hospital industry. Factors which affect the Company include (i) the imposition of more stringent length of stay and admission criteria by payors; (ii) the failure of reimbursement rates received from certain payers that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of its business that the Company derives from payers that reimburse on a per diem or other discounted basis; (iv) a trend toward higher deductibles and co-insurance for individual patients; (v) a trend toward limiting employee mental health benefits, such as reductions in annual and lifetime limits on mental health coverage and (vi) pricing pressure related to an increasing rate of claims denials by third party payers. In response to these conditions, the Company has (i) strengthened controls to minimize costs and capital expenditures; (ii) reviewed its portfolio of hospitals and sold, closed or leased hospitals or consolidated operations in certain locations; (iii) developed strategies to increase outpatient services and partial hospitalization programs to meet the demands of the marketplace; (iv) implemented programs to contest third party denials relating to valid pre-certified medical procedures;
(v) renegotiated contracts with managed care organizations at increased rates; and (vi) created an integrated national behavioral healthcare system thereby improving Charter's ability to obtain contracts with large private and public payers.

    GOVERNMENTAL BUDGETARY CONSTRAINTS AND HEALTHCARE REFORM

    In the 1995 and 1996 sessions of the United States Congress, the focus of healthcare legislation has been on budgetary and related funding mechanism issues. Both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. If enacted, these proposals would generally reduce Medicare and Medicaid expenditures. The Company cannot predict the effect of any such legislation, if adopted, on its operations; but the Company anticipates that, although overall Medicare and Medicaid funding may be reduced from projected levels, the changes in such programs may provide opportunities to the Company to obtain increased Medicare and Medicaid business through risk-sharing or partial risk-sharing contracts with managed care plans and state Medicaid programs.

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

    The Health Insurance Portability Act (H.R. 3103, also known as the Kassebaum-Kennedy Bill) was signed into law by President Clinton in August, 1996. Under this law, nongovernment health plans covering two or more employees are subject to new rules intended to make health insurance more accessible and avoid individual losses of coverage. Among other things, the law requires insurers to offer individual coverage to persons who lose their employer-sponsored insurance, and limits the ability of insurers to deny coverage because of pre-existing medical conditions, mental or physical. The law also prohibits group health plans (and insurers that offer them) from discriminating in enrollment or premiums based upon medical conditions, including both physical and mental illnesses, but does not require plans to offer particular benefits or restrictions. The law also establishes a four-year trial program to encourage the use of medical savings accounts by giving tax incentives to individuals and employers who contribute to such accounts. Anyone participating in a medical savings account must also maintain a high-deductible catastrophic health insurance policy, and the program is generally limited to 750,000 catastrophic policies. The law may have a minimal, though positive, impact on the Company's operations. The law effectively allows people with insurance coverage to retain that coverage, and while it does not mandate coverage for the uninsured, the law creates tax incentives for purchasing catastrophic health insurance coverage in connection with a medical spending account. Accordingly, enactment of the law may result in an increase in the insurance coverage available for the types of services offered by the Company.

    SOURCES OF REVENUE

    Payments are made to the Company's hospitals by patients, by insurance companies and self-insured employers, by the federal and state governments under Medicare, Medicaid, CHAMPUS (as hereinafter defined) and other programs and by HMO's, PPO's and other managed care programs. Amounts received under government programs, HMO, PPO and other managed health care arrangements, certain self-insured employers and certain Blue Cross plans are generally less than the hospital's established charges. The approximate percentages of gross patient revenue (which is revenue before deducting contractual allowances and discounts from established billing rates) derived by the Company's hospitals from various payment sources for the last three fiscal years were as follows:

                                                         PERCENTAGE OF HOSPITAL GROSS PATIENT
                                                         REVENUE FOR THE YEAR ENDED SEPTEMBER
                                                                          30,
                                                         -------------------------------------
                                                            1994         1955         1996
                                                            -----        -----        -----
Medicare...............................................          27%          26%          28%
Medicaid...............................................          16           17           17
                                                                ---          ---          ---
                                                                 45           43           45
HMO's and PPO's........................................          14           17           21
CHAMPUS................................................           5            4            3
Other Government Programs..............................           3            6            6
Other (primarily Blue Cross and other commercial
  insurance)...........................................          35           30           25
                                                                ---          ---          ---
Total..................................................         100%         100%         100%
                                                                ---          ---          ---
                                                                ---          ---          ---

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

    Most of the Company's hospitals participate in state-operated Medicaid programs. Current federal law prohibits Medicaid funding for inpatient services in freestanding psychiatric hospitals for patients between the ages of 21 and
64. Each state is responsible for establishing the Medicaid eligibility and coverage criteria, payment methodology and funding mechanisms which apply in that state, subject to federal guidelines. Accordingly, the level of Medicaid payments received by the Company's hospitals varies from state to state. In addition to the basic payment level for patient care, several state programs include a financial benefit for hospitals which treat a disproportionately large volume of Medicaid patients as a percentage of the total patient population. These "disproportionate share" benefits are subject to annual review and revision by the related state governments and could be substantially reduced or eliminated at any point in the future. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") prohibits disproportionate share payments to hospitals which have a Medicaid utilization rate of less than 1%. The amount of disproportionate share payments each hospital can receive is limited through the use of formulas based generally on the cost of providing services to Medicaid and uninsured patients. The Company received approximately $11 million, $9 million and $5 million in Medicaid disproportionate share payments in fiscal 1994, 1995 and 1996, respectively.

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

    Most of the Company's hospitals receive revenues from the CHAMPUS program. Under various CHAMPUS programs, payments can either be based on contractually agreed upon rates or rates determined by regulatory formulas.

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

    Obtaining approvals for construction of new hospitals and for renovation of and additions to existing hospitals is subject to various governmental requirements, such as approval of sites and findings of community need for additional hospital facilities and services. In addition, in certain states, as a practical matter, it is necessary to pledge to provide various amounts of uncompensated care to indigent persons in order to obtain a certificate of need.

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

    The Company's hospitals have been subject to and have complied with various forms of utilization review since 1970. The Company has implemented a quality assurance program in each of its hospitals, which includes procedures for utilization review and retrospective patient care evaluation. Approximately 20% of the Company's hospitals have received accreditation with commendation from the Joint Commission on Accreditation of Healthcare Organizations (the "Joint Commission").

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

    In 1989, Congress passed the so-called Stark I legislation ("Stark I") which prohibits physicians who have a financial relationship with entities that furnish clinical laboratory services from referring to such entities for Medicare-reimbursed clinical laboratory services and prohibits the entities for billing for services provided pursuant to such prohibited referrals. Stark I, which contains a number of exceptions from its general referral prohibition, became effective January 1, 1992. Proposed regulations implementing Stark I were first issued in March 1992, however, the final Stark I regulations were issued on August 14, 1995.

    In 1993, Congress passed Stark II legislation ("Stark II") which expanded the prohibitions of Stark I to include referrals from physicians for a wide variety of medical services, including inpatient/outpatient hospital services, and extended the referral prohibition to include services reimbursed under Medicaid in addition to Medicare. The limitations on referrals outlined in Stark II became effective January 1, 1995. Although the regulations implementing Stark II have not been issued it is anticipated that they will be similar to the Stark I regulations. A number of states in which the Company has operations have adopted legislation similar to the Stark legislation. The Company believes that its financial relationships with physicians do not violate the applicable statutes and regulations. There can be no assurance however that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation, (ii) that the Stark legislation will not ultimately be interpreted by the courts in a manner inconsistent with the Company's practices or (iii) regulations will be issued in the future that will result in an interpretation by the courts in the manner inconsistent with the Company's practices.

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

    In order to provide guidance to healthcare providers with respect to the statute that makes certain remuneration arrangements between hospitals and physicians and other healthcare providers illegal, the Department has issued regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business, would not be subject to enforcement action under the illegal remuneration statute. The practices covered by the regulations include, among others, certain investment transactions, leases of space and equipment, personal services and management contracts, sales of physician practices, payments to employees and waivers of beneficiary deductibles and co-payments. Additional proposed safe harbors were published in 1993 by the Department. Certain transactions and agreements of the Company do not satisfy all the applicable criteria contained in the final and proposed safe harbor regulations that relate to such transactions and agreements. However, the Company believes that such leases and contracts do not violate the statute that makes certain remuneration arrangements illegal. There can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute or (ii) the statute and the regulations will ultimately be interpreted by the courts in a manner consistent with the Company's practices.

    Recent legislation, which becomes effective January 1, 1997, strengthens federal health care fraud and abuse law enforcement efforts. Among other things, the new legislation (i) adds several new offenses, (ii) expands the scope of certain existing laws by including private health insurance plans as well as the Medicare and Medicaid programs, (iii) increases penalties for certain existing offenses and (iv) significantly increases funding for health care fraud and abuse detection and prosecution efforts, including authorizing informants to share in recoveries and establishing a national health care fraud and abuse data bank.

    Among other things, the new legislation prohibits submitting a claim for reimbursement based on a code that the person knows or "should know" will result in a greater payment than the code "the person knows or should know" is applicable to the item or service actually provided, and prohibits submitting claims to Medicare or Medicaid for a pattern of medical or other items or services that a person knows or should know are not medically necessary. The legislation also prohibits offering any inducements to beneficiaries in order to influence them to order or receive Medicare or Medicaid covered items or services from a particular provider or practitioner.

    The new offenses created by this legislation, as well as the greater spending on health care fraud and abuse enforcement which will result from this legislation, may significantly increase the likelihood that any particular health care company will be scrutinized by federal, state and/or local law envorcement officials. In addition, the increased penalties will strengthen the ability of enforcement agencies to effect more numerous and larger monetary settlements with health care providers and businesses than was previously the case.

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

    A number of states have adopted hospital rate review legislation, which generally provides for state regulation of rates charged for various hospital services. Such laws are in effect in the state of Florida in which the Company operates seven hospitals. In Florida, the Health Care Board approves a budget for each hospital, which establishes a permitted level of revenues per discharge. If this level of permitted revenues per discharge is exceeded by a hospital in a particular year by more than a specified amount, certain penalties, including cash penalties, can be imposed.

    GPA, a subsidiary of Green Spring that owns or manages professional group practices, is subject to the federal and state illegal remuneration statutes described above. In addition, in some states, practice of medicine and certain other health professions' laws prohibit the subsidiary from owning, but not from managing, professional practices.

    MEDICAL STAFFS

    At September 30, 1996, approximately 1,400 licensed physicians were active members of the medical staffs of the Company's hospitals. Many of these physicians also serve on the medical staffs of other hospitals. A number of these physicians serve in administrative capacities in the Company's hospitals. Most of these physicians are independent contractors who have private practices in addition to their duties for the Company, while certain of these physicians are employees of the Company. The medical and professional affairs of each hospital are supervised by the medical staff of the hospital, under the control of its board of trustees. The Company recruits physicians to serve in administrative capacities at its hospitals and to engage in private practice in communities where the Company's hospitals are located.

    Registered nurses and certain other hospital employees are required to be licensed under the professional licensing laws of most states. The Company's hospital subsidiaries require such employees to maintain such professional licenses as a condition of employment.

    GENERAL AND PROFESSIONAL LIABILITY

    Effective June 1, 1995, Plymouth Insurance Company, Ltd. ("Plymouth"), a wholly-owned Bermuda subsidiary of the Company, provides general and hospital professional liability insurance up to $25 million per occurrence for the Company's hospitals. All of the risk of losses from $1.5 million to $25 million per occurrence has been reinsured with unaffiliated insurers. The Company also insures with an unaffiliated insurer 100% of the risk of losses between $25 million and $100 million per occurrence, subject to an annual aggregate limit of $75 million. The Company's general and professional liability coverage is written on a "claims made or circumstances reported" basis. For reinsured claims between $10 and $25 million per occurrence, the Company has an annual aggregate limit of coverage of $30 million. For reinsured claims between $1.5 million and $10 million per occurrence, the Company has no limits on the aggregate dollar amounts of coverage.

    For the six years from June 1, 1989 through May 31, 1995, the Company had a similar general and hospital professional liability insurance program. For those years, the per occurrence deductible (with respect to which the Company was self-insured) was $2.5 million for the years ended May 31, 1990 and 1991, $2 million for the years ended May 31, 1992 and 1993 and $1.5 million (relating to the Company's general hospitals sold on September 30, 1993) for the year ended May 31, 1994. For psychiatric hospitals, Plymouth's coverage did not contain a per occurrence deductible for the years ended May 31, 1994 and 1995. In December 1994, the per occurrence deductible for the years ended May 31, 1989 and 1990 was eliminated. Plymouth provides coverage with no per occurrence deductible for hospital system claims which had not been paid prior to December 31, 1994. Plymouth does not underwrite any insurance policies with any parties other than the Company or its affiliates and subsidiaries.

    The amount of expense relating to Magellan's malpractice insurance based on estimated ultimate losses incurred during the year may materially increase or decrease from year to year depending, among other things, on the nature and number of new reported claims against Magellan and amounts of settlements of previously reported claims. To date, Magellan has not experienced a loss in excess of policy limits. Management believes that its coverage limits are adequate. However, losses in excess of the limits described above or for which insurance is otherwise unavailable could have a material adverse effect upon the Company.

MANAGED CARE BUSINESS

    OVERVIEW

    Green Spring is the nation's third largest managed behavioral healthcare organization specializing in mental health and substance abuse/dependency services through a network of more than 30,000 providers nationwide, serving approximately 13.6 million people at September 30, 1996.

    Green Spring was founded in 1989 by a group of clinicians who utilized a clinical model that emphasizes the treatment needs of individuals. Green Spring attempts to match each patient with an appropriate provider, focusing on the quality of care and cost effectiveness from both the clinical and service aspects.

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

    Green Spring has several contractual funding arrangements with its customers ranging from full risk capitated contracts to non-risk administrative services only (ASO) arrangements. The primary funding arrangements for risk business include full capitation and partial capitation. Under full capitation arrangements, Green Spring assumes full risk for care under the contract and is paid a monthly fee for each at-risk member regardless of the actual utilization of services by the member. Partial capitation arrangements are similar to full capitation arrangements except that the underwriting gain or loss is split between the customer and Green Spring based on a pre-determined formula. Non-risk funding arrangement include administrative service fees, and incentive-based administrative service fees. ASO funding arrangements call for the payment of a fee to Green Spring for providing varying levels of administrative support and management. Incentive-based administrative service fees are similar to incentive-based ASO arrangements except the ASO fee is subject to adjustment based on the level of performance achieved by Green Spring compared to a mutually agreed target level of performance.

    At September 30, 1996, Green Spring's risk and non-risk membership was approximately 4.4 million and 9.2 million, respectively. During fiscal 1996, risk and non-risk business comprised approximately 70% and 30%, respectively, of Green Spring revenues.

    Green Spring's customers include Fortune 1000 companies, Blue Cross/Blue Shield organizations, major HMO's/PPOs, several state employee programs, labor unions and several state Medicaid programs. During fiscal 1996, approximately 70% of Green Spring's revenues were generated from Blue Cross/Blue Shield organizations.

    GOVERNMENT REGULATION

    Green Spring operations, in some states, are subject to utilization review, licensure and related state regulatory procedures. Green Spring provides managed behavioral healthcare services to various Blue Cross/Blue Shield plans that operate Medicare and Medicaid health maintenance organizations or other at-risk managed care programs and that participate in the Blue Cross Federal Employees health program. As a contractor to these Blue Cross/Blue Shield plans, Green Spring is indirectly subject to federal and, with respect to the Medicaid program, state monitoring and regulation of performance and financial reporting requirements. However, Green Spring must comply with all reporting and monitoring requirements of the Health Care Financial Administration ("HCFA") communicated to it from the prime contractor, Blue Cross/Blue Shield plans, for the behavioral healthcare portion for the Medicare risk business. The Office of Inspector General of the United States monitors and reviews financial healthcare benefits through several Blue Cross plans. Medicaid business is also subject to the financial reporting and performance monitoring requirements of the applicable state governments as well as HCFA as noted above.

    The management of Green Spring believes that it is in compliance, in all material respects, with all current state and federal regulatory requirements applicable to the business it conducts.

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

PUBLIC SECTOR BUSINESS

    OVERVIEW

    The Company's public sector business provides specialty home-based behavioral healthcare services ("mentor homes") through its National Mentor, Inc. subsidiary ("Mentor") to over 2,200 clients in 16 states as of September 30, 1996. The public sector business also includes three facilities in Florida for troubled and delinquent adolescents and two contracts for behavioral services in correctional facilities in Ohio and New Jersey.

    Mentor was founded in 1983 and was acquired by the Company in January 1995. Public Solutions was established as a separate business unit of the Company during fiscal 1996 to meet the growing demand among public sector agencies for privatized behavioral healthcare services.

    Public Solutions' services include:

    SPECIALTY HOME-BASED BEHAVIORAL HEALTHCARE SERVICES, which features individualized home and community-based health and human services delivered in highly structured and professionally monitored family environments or "mentor" homes. The mentor homes serve clients with chronic behavioral disorders and disabilities requiring long-term care, including children and adolescents with behavioral problems, individuals with mental retardation or developmental disabilities, and individuals with neurological impairment or other medical and behavioral frailties;

    TROUBLED AND DELINQUENT ADOLESCENT FACILITY SERVICES, which features contracts with governmental entities for correctional facilities for youth with emotional and substance abuse problems that have led to convictions;

    CORRECTIONAL FACILITY BEHAVIORAL HEALTHCARE SERVICES, which features the management and provision of behavioral healthcare to the prison population of government-run correctional facilities.

COMPETITION AND GOVERNMENT REGULATION

    Public Solutions competes with various for profit and not-for-profit entities, including, but not limited to, (i) managed behavioral healthcare companies that have started managing human services for governmental agencies,
(ii) home health care organizations, (iii) proprietary nursing home companies and (iv) proprietary corrections companies.

    Public Solutions believes that the most significant factors in a customer's selection of services include price and quality of services and outcomes. The pricing aspect of such services is especially important to attract public sector agencies looking to outsource public services to the private sector as demand for quality services escalates while budgeted dollars for healthcare services are reduced. The management of Public Solutions believes it competes effectively with respect to these factors.

    The public sector market place is extremely complex and therefore includes some unique issues regarding competition and government regulation. States normally purchase human services through various agencies utilizing a procurement process whereby one to seven program solicitations may be going on at the same time with little procurement coordination between agencies. County or municipal solicitations may also occur simultaneously. This situation may be changing as some states now have central procurement or purchasing divisions with standard proposal kits, and others are developing coordinated purchasing of blended services/funding.

    Public sector purchasing methods have evolved to include a number of controls designed to maintain an open and competitive bidding process. Bids are typically solicitated through a variety of Request-for-Proposal formats ranging from vague to exhaustive in detail. Bids are generally sought on a price-basis only, although "two-envelope" price quality competitors are becoming more commonplace.

    Several legal and regulatory barriers are found, depending on the state or governmental entity. For example, some entities have statutes which prevent contracts with for-profit or out-of-state organizations for delivery of services. Others require contractors to meet specific residency or business performance requirements.

    Many governmental entities have specific statutes affecting the ability of public officials to privatize services. These include requirements to meet prior cost-effectiveness tests, requirements to give first priority to competitive bids submitted by public sector employee unions, or outright bars on privatization of specific services.

MENTAL HEALTH PARITY LEGISLATION

    In October 1996, President Clinton signed a bill submitted by the U.S. Congress that prohibits health plans from setting annual or lifetime caps on mental health coverage ("parity") at levels below those set for general medical/surgical healthcare services. The bill does not require a health plan to offer or provide mental health services and does not affect other terms and conditions of health plans, such as inpatient day or outpatient visit limits or scope of benefits, nor does this bill prohibit health plans from utilizing other forms of cost containment. The definition of mental health services in the bill excludes substance abuse and chemical dependency. The effective date for the parity legislation is January 1, 1998. Other key components of the parity legislation are as follows:

        1) Employers with 50 or fewer employees are exempt from the parity legislation.

        2) Health plans that incur increased costs of 1% or more as a result of the parity legislation will be exempt.

        3) The parity legislation expires on September 30, 2001 unless extended by Congress.

    The Company views the parity legislation as an acknowledgement by the Federal government of the importance of effective treatment of mental health disorders for society in general. However, at this time, the Company cannot predict or measure the effect the parity legislation will have on each of its businesses.

INTELLECTUAL PROPERTY

    The Company owns certain intellectual property which is important to its provider business. The Company has registered as trademarks both the "CHARTER" name and "800-CHARTER". The Company also owns the "Charter System", which is a system for the operation of businesses specializing in the delivery of behavioral healthcare under the "CHARTER" names and marks. The Charter System includes treatment programs and procedures, quality standards, quality assessment methods, performance improvement and monitoring programs, advertising and marketing assistance, promotional materials, consultation and other matters related to the operation of businesses specializing in the delivery of behavioral healthcare.

EMPLOYEES OF THE REGISTRANT

    At September 30, 1996, the Company had approximately 19,000 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE                                POSITION WITH THE COMPANY AND PRINCIPAL
        OF EXECUTIVE OFFICER                             OCCUPATIONS DURING THE PAST FIVE YEARS
        ---------------------          --------------------------------------------------------------------------
E. Mac Crawford                        Chairman of the Board of Directors, President and Chief Executive Officer
  47                                   (since 1993); President and Chief Operating Officer (1992-1993) and
                                       Director (since 1990); Executive Vice President--Hospital Operations
                                       (1990-1992)

Craig L. McKnight                      Executive Vice President and Chief Financial Officer (since October 1995);
  45                                   Executive Vice President--Office of the President and Chairman (March
                                       1995-September 1995); Partner, Coopers & Lybrand L.L.P. (1985-1995)

John C. Bartlett, M.D.                 Executive President--Clinical Strategies (since January 1996); Senior Vice
  49                                   President--Clinical Strategies (April 1995-January 1996); Vice
                                       President--Corporate Medical Director, MCC Behavioral Care Inc.
                                       (1988--1995)

Steve J. Davis                         Executive Vice President, Administrative Services (Chief Administrative
  48                                   Officer) and General Counsel (since January 1996); Senior Vice
                                       President--General Counsel (April 1995-December 1995); Vice
                                       President--General Counsel (September 1994-March 1995); Partner, Dow,
                                       Lohnes & Albertson (1992-1994); Of Counsel (since September 1994);
                                       Partner, Phears & Davis (1990-1992)

            NAME AND AGE                                POSITION WITH THE COMPANY AND PRINCIPAL
        OF EXECUTIVE OFFICER                             OCCUPATIONS DURING THE PAST FIVE YEARS
        ---------------------          --------------------------------------------------------------------------
John M. DeStefanis                     Executive Vice President of the Company and President and Chief Operating
  46                                   Officer of Charter Behavioral Health Systems, Inc. (since January 1996);
                                       President and Chief Operating Officer, Quantum Health Resources, Inc.
                                       (1994-1996); President and Chief Operating Officer, Norrell Healthcare
                                       Corporation (1992-1994); Senior Vice President, Caremark International,
                                       Inc. (1991-1992)

Henry T. Harbin M.D.                   Executive Vice President of the Company (since December 1995); President
  50                                   and Chief Executive Officer of Green Spring Health Services, Inc. (since
                                       1994); Executive Vice President and Chief Clinical Officer of Green Spring
                                       (1993-1994); Consultant to Green Spring (1989-1992)

Danna Mauch, Ph.D.                     Executive Vice President of the Company and President and Chief Operating
  46                                   Officer of Magellan Public Solutions, Inc. (since May 1996); President,
                                       Integrated Health Strategies, Inc. (1990-April 1996)

Richard M. Mastaler                    Executive Vice President--Business Development (since September 1996);
  50                                   President, Unilab Southern California Clinical Laboratory (1994-1996);
                                       President and Chief Executive Officer, Qualmed Health and Life Insurance
                                       Company (1992-1994); President and Chief Executive Officer, Preferred
                                       Health Network (1987-1994)

    Coopers & Lybrand L.L.P is an international accounting firm that provides accounting and auditing services, tax services and consulting services. As an audit partner at Coopers & Lybrand L.L.P., Mr. McKnight had responsibility for a wide range of hospital and managed care engagements, as well as assisting clients with formulating financing options, financial restructuring and the purchase/sale of health plans and facilities.

    MCC Behavioral Care, Inc. is a managed mental health and substance abuse provider. As Corporate Medical Director, Dr. Bartlett coordinated and managed the professional and clinical activities of the organization, including quality management, risk management and outcomes evaluation.

    Dow, Lohnes & Albertson is a law firm with offices in Washington, D.C. and Atlanta, Georgia. As a partner, Mr. Davis performed legal services for clients relating to commercial litigation, health care and general corporate matters, including representation of the Company. Following his employment by the Company, Mr. Davis has continued to provide consulting services to the firm on non-Company matters pursuant to an "Of Counsel" arrangement. Phears & Davis was a law firm in Norcross, Georgia, in which Mr. Davis was a Senior Partner.

    Quantum Health Resources, Inc. is a provider of therapy and support services to individuals with chronic health disorders. Norrell Healthcare Corporation is a provider of healthcare and supplemental staffing services. Caremark International, Inc. is a provider of various healthcare-related services including home healthcare and intervenous therapy.

    As a consultant to Green Spring, Dr. Harbin provided management services related to precertification and concurrent/retrospective review for Green Spring enrollees considered for or admitted for psychiatric or substance abuse treatment.

    Integrated Health Strategies, Inc. ("IHS") was a consulting firm for health and human services organizations. As president of IHS, Dr. Mauch assisted health and human services executives, boards of directors and clinical leaders with strategic planning, policy analysis and program development.

    Unilab Southern California Clinical Laboratory is California's largest clinical laboratory. Qualmed and Preferred Health Network are both managed healthcare companies.

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

ITEM 2. PROPERTIES

    PROVIDER BUSINESS

    The following table provides information relating to the 91 psychiatric hospitals and 4 residential psychiatric treatment centers operated or managed by the Company as of September 30, 1996.

STATE/COUNTRY                                       NUMBER OF HOSPITALS     NUMBER OF LICENSED BEDS
------------------------------------------------  -----------------------  -------------------------
Alabama.........................................                 2                       169
Alaska..........................................                 2                       108
Arizona.........................................                 2                       170
Arkansas........................................                 2                       125
California......................................                 8                       649
Colorado........................................                 1                        72
Delaware........................................                 1                        72
England.........................................                 2                       123
Florida.........................................                 7                       638
Georgia.........................................                 9                       902
Illinois........................................                 1                       100
Indiana.........................................                 8                       577
Kansas..........................................                 2                       160
Kentucky........................................                 3                       256
Louisiana.......................................                 3                       259
Maryland........................................                 3                       250
Massachusetts...................................                 2                       215
Minnesota.......................................                 1                        40
Mississippi.....................................                 1                       111
Missouri........................................                 1                        96
Nevada..........................................                 1                        84
New Hampshire...................................                 1                       100
New Jersey......................................                 1                       150
New Mexico......................................                 2                       170
North Carolina..................................                 6                       603
Ohio............................................                 1                        38
Pennsylvania....................................                 2                       265
South Carolina..................................                 3                       248
South Dakota....................................                 1                        60
Switzerland.....................................                 1                        69
Tennessee.......................................                 1                       204
Texas...........................................                 8                       662
Utah............................................                 1                       196
Virginia........................................                 3                       362
Wisconsin.......................................                 2                       160
                                                                --
                                                                                       -----
  Total.........................................                95                     8,463
                                                                --
                                                                --
                                                                                       -----
                                                                                       -----

    All of the Company's hospitals located in the United States have been accredited by the Joint Commission. The Joint Commission is a national commission which establishes standards relating to the physical plant, administration, quality of patient care, governing body and medical staffs of hospitals.

    The Company operates 10 leased hospitals, including one 150-bed general hospital not listed above, which is managed by an unaffiliated third party. The leases for such hospitals have terms expiring between 1997 and 2069. The leases for two hospitals contain options to purchase these hospitals for nominal consideration at the end of their respective lease terms.

    Fifty-nine of the Company's hospitals previously listed are subject to mortgages at September 30, 1996, which were subsequently released in October 1996 pursuant to the terms of the New Revolving Credit Agreement.

    The Company owns 15 medical office buildings and leases an additional 9 such buildings. Five of the Company's medical office buildings are subject to mortgages.

    The Company leases office space for its outpatient centers. The leases generally have terms of less than five years.

    In addition, the Company leases to third parties, with options to purchase by the lessees, three facilities which it previously operated prior to fiscal 1991. The Company is also attempting to sell or lease 16 other previously operated hospitals and related medical office buildings and certain unimproved real estate.

    The Company's corporate headquarters in Atlanta, Georgia also serves as headquarters for the provider business with a lease term expiring in 1999.

    MANAGED CARE BUSINESS

    Green Spring leases all of its 50 operating facilities with terms expiring between 1996 and 2009. Green Spring's headquarters facilities are leased and are located in Columbia, Maryland with lease terms expiring between 1998 and 2001.

    PUBLIC SECTOR BUSINESS

    Public Solutions owns three juvenile facilities in Florida. The remaining 58 operating facilities are leased with terms expiring between 1997 and 2001. Public Solutions' headquarters is leased and is located in Boston, Massachusetts with a lease term expiring in 2002.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has one class of Common Stock, which is listed for trading on the American Stock Exchange (ticker symbol "MGL"). As of November 25, 1996, there were 11,186 holders of record of the Company's $0.25 par value Common Stock. The following table sets forth the high and low sales prices of the Company's Common Stock from October 1, 1994 through the fiscal year ended September 30, 1996 as reported by the American Stock Exchange:

                                                                                COMMON STOCK SALES
                                                                                      PRICES
                                                                               --------------------
                                CALENDAR YEAR                                    HIGH        LOW
                         ---------------------------                           ---------  ---------
1994
    Fourth Quarter...........................................................  $  28 1/2         19
1995
    First Quarter............................................................  $  21 1/4  $  13 7/8
    Second Quarter...........................................................     19 5/8     15 5/8
    Third Quarter............................................................     23 1/4     16 1/4
    Fourth Quarter...........................................................     24 1/4     17 3/8
1996
    First Quarter............................................................  $      25  $  21 3/8
    Second Quarter...........................................................     24 7/8         21
    Third Quarter............................................................     21 5/8     14 3/4

    The Company has not declared any cash dividends during fiscal 1995 or 1996. As of November 30, 1996, the Company was prohibited from paying dividends on its Common Stock under the terms of its New Revolving Credit Agreement.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial information of the Company for each of the five years in the period ended September 30, 1996. The information prior to August 1992 is not comparable because of the consummation of the Company's Restructuring and the implementation of fresh start accounting in fiscal 1992, which included the revaluation of the Company's assets and liabilities and resulted in, among other things, significant reductions in long-term debt and interest expense and elimination of preferred stock and preferred stock dividend requirements. In 1993, the Company restated its consolidated financial statements to reflect the sale of certain subsidiaries as discontinued operations. The Summary of Operations and Balance Sheet Data for the five years ended September 30, 1996, presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the related notes thereto. The following financial information should be read in conjunction with "Item 1.--Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company indicated in the Index on page F-1 of this Annual Report on Form 10-K.

                             SUMMARY OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              TEN MONTHS   TWO MONTHS
                                                                ENDED         ENDED                YEAR ENDED SEPTEMBER 30,
                                                               JULY 31,   SEPTEMBER 30,   ------------------------------------------
                                                                 1992         1992          1993      1994       1995        1996
                                                              ----------  -------------   --------  --------  ----------  ----------
Net revenue.................................................  $ 777,855     $142,850      $897,907  $904,646  $1,151,736  $1,345,279
Salaries, supplies and other operating expenses.............    563,600      107,608       640,847   661,436     863,598   1,064,445
Bad debt expense............................................     50,403       14,804        67,300    70,623      92,022      81,470
Depreciation and amortization...............................     35,126        3,631        26,382    28,354      38,087      48,924
Amortization of reorganization value in excess of amounts
  allocable to identifiable asset...........................         --        7,167        42,678    31,200      26,000          --
Interest, net...............................................    169,244       12,690        74,156    39,394      55,237      48,017
ESOP expense (credit).......................................     33,714        4,811        45,874    49,197      73,257          --
Stock option expense (credit)...............................         --         (789)       38,416    10,614        (467)        914
Unusual items...............................................         --           --            --    71,287      57,437      37,271
Deferred compensation expense...............................      3,190           --            --        --          --          --
Income (loss) from continuing operations before income
  taxes, reorganization items and extraordinary item........    (77,422 )     (7,072)      (37,746)  (57,459)    (53,705)     64,238
Provision for (benefit from) income taxes...................      4,259        1,054         1,874   (10,504)     11,082      25,695
Income (loss) from continuing operations before minority
  interest, reorganization items and extraordinary item.....    (81,681 )     (8,126)      (39,620)  (46,955)    (42,963)     38,543
Minority interest...........................................         --           --            --        48         340       6,160
Income (loss) before reorganization items and extraordinary
  items.....................................................    (81,681 )     (8,126)      (39,620)  (47,003)    (42,963)     32,383
Discontinued operations:
Income (loss) from discontinued operations..................     24,211          930       (14,703)       --          --          --
Gain on disposal of discontinued operations.................         --           --        10,657        --          --          --
Income (loss) before reorganization items and extraordinary
  items.....................................................    (57,470 )     (7,196)      (43,666)  (47,003)    (42,963)     32,383
Reorganization Items:
Professional fees and other expenses........................     (8,156 )         --            --        --          --          --
Adjust accounts to fair value...............................     83,004           --            --        --          --          --
Extraordinary item--gain (loss) on early extinguishment or
  discharge of debt.........................................    730,589           --        (8,561)  (12,616)         --          --
Net income (loss)...........................................  $ 747,967     $ (7,196)     $(52,227) $(59,619) $  (42,623) $   32,383
Earnings (loss) per common share:
Loss from continuing operations before extraordinary item...                $  (0.33)     $  (1.59) $  (1.78) $    (1.54) $     1.04
Income (loss) from discontinued operations and disposal of
  discontinued operations...................................                    0.04         (0.16)       --          --          --
Income (loss) before extraordinary item.....................                   (0.29)        (1.75)    (1.78)      (1.54)       1.04
Extraordinary loss on early extinguishment of debt..........                      --         (0.35)    (0.48)         --          --
Net income (loss)...........................................       --(A )   $  (0.29)     $  (2.10) $  (2.26) $    (1.54) $     1.04

------------------------

(A) Earnings per share for ten months ended July 31, 1992 is not presented because it is not meaningful due to the implementation of fresh start accounting and the increase in the number of shares outstanding as a result of the Plan.

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                                                    SEPTEMBER 30,
                                                                                  --------------------------------------------------
                                                                                    1992       1993      1994      1995      1996
                                                                                  ---------  --------  --------  --------  ---------
Current assets..................................................................  $ 290,742  $231,915  $324,627  $305,575  $ 338,150
Current liabilities.............................................................    296,144   272,598   215,048   214,162    274,316
Working capital.................................................................     (5,402)  (40,683)  109,579    91,413     63,834
Working capital ratio...........................................................         --        --    1.51:1    1.43:1     1.23:1
Property and equipment, net.....................................................    486,762   444,786   494,345   488,767    495,390
Total assets....................................................................  1,299,198   838,186   961,480   983,558  1,140,137
Long-term debt and capital lease obligations....................................    844,839   350,205   533,476   538,770    566,307
Stockholders' equity............................................................     10,424    57,298    56,221    88,560    121,817

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

GREEN SPRING ACQUISITION

    On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network covering approximately 13.6 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $113 million.

    The minority stockholders of Green Spring consist of four Blues organizations that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of September 30, 1996, the minority stockholders of Green Spring have the Exchange Option, under certain circumstances, to exchange their ownership interest in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

OVERVIEW

    For the fiscal years ended September 30, 1994, 1995 and 1996, the Company's provider business derived approximately 14%, 17% and 21%, respectively, of its gross patient revenue from managed care payors (primarily HMO's and PPO's); 35%, 30% and 25%, respectively, from other private payor sources (primarily Blue Cross and commercial insurance); and 51%, 53% and 54%, respectively, from governmental payers (primarily Medicare, Medicaid and CHAMPUS). The Company believes that its provider revenue from private payers, as a percentage of total gross patient revenue, has declined because of a shift by purchasers of health care coverage to managed care plans that generally authorize shorter lengths of stay than traditional insurance plans and authorize more outpatient treatment plans. Services to Medicare and Medicaid patients have increased due to increased recognition and treatment of behavioral illnesses of the elderly and disabled and, in some states, improved coverage of behavioral services in psychiatric hospitals for Medicaid beneficiaries. These shifts in the Company's payer mix and a shift in program mix to residential treatment settings have resulted in lower net revenue per equivalent patient day. The psychiatric hospital industry has been adversely affected by the trends described under "Item 1. Provider Business--Industry Trends."

    The Company's operating margins have declined to 14.8% in fiscal 1996 from 17.0% and 19.1% in fiscal 1995 and 1994, respectively. These declines are primarily attributable to the adverse business trends described above and the increasing significance of the Company's managed care business and public sector business in fiscal 1995 and 1996, which have historically had lower operating margins than the provider business. See Note 13 to the Consolidated Financial Statements. Operating income (net revenue less salaries, supplies and other operating expenses and bad debt expenses) was $199.4 million for fiscal 1996, compared with $196.1 million and $172.6 million in fiscal 1995 and 1994, respectively. The Company expects a reduction in operating margins as a percentage of net revenue in future periods due to continued pricing pressure in the provider business and the anticipated growth of its managed care and public sector businesses. The Company has broadened the scope of services it provides by offering alternatives to traditional inpatient treatment settings, such as partial hospitalization, intensive outpatient and residential treatment programs, the utilization of mentor homes and by entering the behavioral managed care business through the acquisition of Green Spring in December 1995.

    The Company's ability to increase the rates it charges in its provider business to offset cost increases is limited because the Company derives a significant portion of its revenues from patients covered by governmental and managed care programs. With respect to governmental programs, the amount the Company is paid for its provider business services is established by law and regulation. With respect to managed care programs, the amount is established by the managed care contracts. Although inflation has not been a significant factor in the Company's results of operations in recent years, a resurgence of inflation could adversely affect the Company's results of operations because of such limitations on the Company's ability to increase its rates. It is unlikely that federal and state governments will increase reimbursement rates under their programs in amounts sufficient to offset future price increases that result from general inflationary pressures.

    The Company's provider business is seasonal in nature, with a reduced demand for certain services generally occurring during the first fiscal quarter around major holidays such as Thanksgiving and Christmas and during the summer months comprising the fourth fiscal quarter.

    A summary of the Company's psychiatric hospitals operated or managed during each fiscal year is as follows:

                                                                                  1994   1995   1996
                                                                                  ----   ----   ----
Beginning of the year...........................................................   74    101    102
Consolidated/closed/sold........................................................  --     (15)    (9)
Acquisitions and joint ventures (1).............................................   27     16      2
                                                                                  ----   ----   ----
End of the year.................................................................  101    102     95
                                                                                  ----   ----   ----
                                                                                  ----   ----   ----

------------------------

(1) Includes Northstar Hospital in Anchorage, Alaska that is managed pursuant to an August 1996 joint venture agreement.

    The Company leases one general hospital, which is managed by an unrelated third party. The lease and management agreement expire in January 1997.

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

                                                                                    PERCENTAGE OF NET
                                                                                         REVENUE
                                                                                  ----------------------
                                                                                   1994    1995    1996
                                                                                  ------  ------  ------
Net revenue.....................................................................   100.0%  100.0%  100.0%
                                                                                  ------  ------  ------
Salaries, supplies and other operating expenses.................................    73.1    75.0    79.1
Bad debt expenses...............................................................     7.8     8.0     6.1
                                                                                  ------  ------  ------
Total expenses..................................................................    80.9    83.0    85.2
                                                                                  ------  ------  ------
Operating margin................................................................    19.1    17.0    14.8
                                                                                  ------  ------  ------
                                                                                  ------  ------  ------

------------------------

(1) Hospitals operated or managed on September 30th.

PSYCHIATRIC HOSPITAL RESULTS

    Following are financial and statistical results from operations of hospitals which are included in the Company's consolidated financial statements:

                                                                         SELECTED PSYCHIATRIC HOSPITAL OPERATING DATA
                                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                      1992       1993       1994        1995       1996
                                                                    ---------  ---------  ---------  ----------  ---------
Number of Psychiatric Hospitals (1)...............................         79         74        101         102         95
Bed Capacity:
    Licensed Beds.................................................      7,228      6,902      8,908       8,939      8,463
    Average Licensed Beds.........................................      7,288      7,145      7,468       9,368      8,805
Net Revenue (in thousands) (2)....................................  $ 875,776  $ 853,792  $ 850,575  $1,042,360  $ 988,997
Total Patient Days (3)............................................  1,430,815  1,373,835  1,383,388   1,758,079  1,753,011
Total Equivalent Patient Days (4).................................  1,508,716  1,481,221  1,527,855   1,957,509  1,946,525
Net Revenue/Equivalent Patient Day (2)(4).........................  $     580  $     576  $     557  $      532  $     508
Admissions........................................................     81,311     86,794    102,802     132,165    140,546
Average Length of Stay (Days).....................................       17.8       15.8       13.6        12.9       12.4
Private Pay and Other Sources/ Gross Revenue (5)..................         65%        56%        49%         47%        46%
Government Programs/Gross Revenue (5)(6)..........................         35%        44%        51%         53%        54%

------------------------

(1) Hospitals operated or managed on September 30th.

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

    Note: Includes Northstar Hospital in Anchorage, Alaska that is managed pursuant to a joint venture agreement.

    FISCAL 1995 COMPARED TO FISCAL 1996. Patient days at the Company's hospitals decreased 0.3% in fiscal 1996 compared to fiscal 1995. The decrease resulted primarily from the closure of hospitals during fiscal 1995 and 1996 offset by increases in patient days resulting from (i) admission growth at same store hospitals and (ii) hospital acquisitions and joint ventures during fiscal 1995 and 1996. Admissions at the Company's hospitals increased 6.3% in fiscal 1996 compared to fiscal 1995. The increase resulted from continued admissions growth at the Company's same store hospitals and admissions attributable to hospital acquisitions and joint ventures in fiscal 1995 and 1996 offset by reductions resulting from hospitals closed in fiscal 1995 and 1996.

    The Company's net revenue for fiscal 1996 increased 16.8% compared to fiscal 1995. The increase resulted primarily from acquisitions less (i) the effect of hospitals closed during fiscal 1995 and 1996 and (ii) the decrease in revenue per equivalent patient day in fiscal 1996. Mentor, which was acquired in January 1995, had revenue of $69.8 million during fiscal 1996 compared to $44.8 million for fiscal 1995. Green Spring (excluding GPA), which was acquired on December 13, 1995, had revenues of approximately $215.0 million . Net revenue for fiscal 1995 and 1996 included $35.6 million and $28.3 million , respectively, for the normal settlement and adjustments of reimbursement issues related to earlier fiscal periods ("reimbursement issues"). Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in 1996 by 4.5% compared to fiscal 1995. The decreases were primarily due to (i) continued shift in payer mix from private payer sources to managed care payers and governmental payers,
(ii) pricing pressure from certain payers, primarily related to the denial of claims payable to the hospitals, (iii) lower settlements of reimbursement issues, (iv) shifts in program mix to residential treatment settings from acute care settings and (v) the elimination of ESOP expense in fiscal 1996, which resulted in lower Medicare reimbursement levels.

    The Company's salaries, supplies and other operating expenses increased 23.3% in fiscal 1996 compared to fiscal 1995. The increase resulted primarily from acquisitions less (i) the effect of hospitals closed in fiscal 1995 and 1996 and (ii) adjustments, as a result of updated actuarial estimates to malpractice claim reserves, which resulted in a reduction of expenses of approximately $15.3 million during 1996. Expenses incurred by Mentor increased to $59.7 million during fiscal 1996 compared to $38.1 million for fiscal 1995. Green Spring expenses (excluding GPA) were approximately $188.2 million during fiscal 1996.

    The Company's bad debt expense decreased 11.5% during fiscal 1996 compared to fiscal 1995. The decrease was primarily due to (i) the shift in the provider business to managed care payers, which reduces the Company's credit risk associated with individual patients and (ii) the number of reduced days of net revenue in its hospital receivables at September 30, 1996. Bad debt expense for Mentor and Green Spring was less than 1% of net revenue for their respective businesses in fiscal 1996.

    Depreciation and amortization increased 28.5% during fiscal 1996 compared to fiscal 1995. The increase resulted primarily from depreciation and amortization related to the Green Spring Acquisition.

    Reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Value") and ESOP expense were not recorded in fiscal 1996 as a result of the completion of the amortization of Reorganization Value in fiscal 1995 and the Company's commitment to allocate all existing shares held by the ESOP to the participants as of September 30, 1995.

    Interest expense, net, decreased 13.1% during fiscal 1996 compared to fiscal 1995. The decrease resulted primarily from approximately $5.0 million of interest income recorded during fiscal 1996 related to income tax refunds due from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

    Stock option expense for fiscal 1996 increased $1.4 million from the previous year due to fluctuations in the market price of the Company's Common Stock.

    During fiscal 1996, the Company recorded unusual items of $37.3 million. Included in the unusual charges was the resolution of a billing dispute in August 1996 between the Company and a group of insurance carriers that arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payer matters and associated legal fees, the Company recorded a charge of approximately $30.0 million. The Company will pay the insurance settlement in twelve installments over a three-year period. The Company and the insurance carriers have agreed that the dispute and settlement will not negatively impact any present or pending business relationships nor will it prevent the parties from negotiating in good faith concerning additional business opportunities available to, and future relationships between, the parties.

    During fiscal 1996, the Company consolidated, closed or sold nine psychiatric facilities. The Company recorded charges of approximately $4.1 million during fiscal 1996 related to the closure of psychiatric hospitals.

    The Company also recorded a charge of approximately $1.2 million related to impairment losses and $2.0 million related to severance costs for personnel reductions.

    See Note 4 to the Company's Consolidated Financial Statements for further information regarding unusual items.

    The Company's effective tax rate was 40.0% during fiscal 1996. The change in the effective tax rate from the prior year periods is primarily attributable to
(i) the elimination of non-deductible amortization of reorganization value in excess of amounts allocable to identifiable assets in fiscal 1996 and (ii) the reduction in the Company's effective tax rate as a result of the favorable resolution of the Company's California income tax returns for fiscal 1982 through 1989 offset by the increase in non-deductible intangible amortization in the fiscal 1996 periods as a result of the Mentor and Green Spring acquisitions.

    As of September 30, 1996, the Company had estimated tax net operating loss
(NOL) carryforwards of approximately $250 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2010 and are subject to examination by the Internal Revenue Service. The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1992. Adjustments arising from such examination could reduce or eliminate the NOL carryforwards. In management's opinion, adequate provisions have been made for any adjustments which may result from such examinations.

    Minority interest increased $5.8 million during fiscal 1996 compared to fiscal 1995. The increase is primarily due to the Company acquiring a controlling interest in Green Spring in December 1995 and obtaining a controlling interest in other businesses during fiscal 1995 and 1996.

OUTLOOK

    Management continually assesses events and changes in circumstances that could effect its business strategy and the viability of its provider facilities. During fiscal 1995, the Company consolidated, closed or sold 15 psychiatric hospitals. During fiscal 1996, the Company consolidated, closed or sold nine psychiatric hospitals. See Note 4 of the Company's Consolidated Financial Statements for further information regarding facility closures. The Company plans to pursue acquisitions in its provider segment during fiscal 1997 in markets where it does not currently have a presence and in markets where it has existing hospital operations. Management expects to consolidate services in selected markets as a result of acquisitions or overcapacity and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations.

    During fiscal 1995 and fiscal 1996, the Company recorded impairment losses on property and equipment and intangible assets of approximately $27.0 million and $1.2 million, respectively. Such impairment losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and from historical operating losses at certain of the Company's operating facilities combined with projected future operating losses. The affected businesses that were operating as of September 30, 1996 had operating income of less than $100,000 (net revenue less salaries, supplies and other operating expenses and bad debt expense) in aggregate during fiscal 1996, excluding the normal settlement of reimbursement issues. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through future cash flows expected from the use of the asset and its eventual disposition. The Company may record additional impairment losses in future periods as circumstances warrant.

    The Company's hospitals continue to experience a shift in payer mix to managed care payers from other payers, which contributed to a reduction in revenue per equivalent patient day in fiscal 1996 compared to prior periods. Management anticipates continued shifting in its hospitals' payer mix towards managed care payers as a result of changes in the healthcare marketplace and the synergies created by the Green Spring acquisition. Future shifts in the Company's hospital payer mix to managed care payers could result in lower revenue per equivalent patient day in future periods for the Company's hospital operations. In addition, the Company's hospitals have experienced pricing pressure related to an increasing rate of claim denials by third party payers, which contributed to a reduction in revenue per equivalent day compared to prior periods. Management expects the pricing pressure to continue into fiscal 1997, which could result in lower revenue per equivalent patient day in future periods. Management intends to vigorously contest third party denials that relate to valid pre-certified medical procedures and review or renegotiate contractual relationships with certain third party payers.

    During fiscal 1994, 1995 and 1996, the Company recorded revenue of $32.1 million, $35.6 million and $28.3 million, respectively, for settlements and adjustments related to reimbursement issues. The settlements in fiscal 1994, 1995 and 1996 related primarily to certain reimbursable costs associated with the Company's financial reorganization in fiscal 1992 and costs related to the early extinguishment of long-term debt in fiscal 1994. Management anticipates that revenue related to such settlements will decline in fiscal 1997, and that the decline will be comparable to the reduction experienced in fiscal 1996.

    During fiscal 1996, the Company recorded reductions of expenses of approximately $15.3 million as a result of updated actuarial estimates related to malpractice claim reserves. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income.

    On October 28, 1996, the Company terminated its Revolving Credit Agreement. The Company will record an extraordinary loss from the early extinguishment of debt of approximately $3.0 million, net of tax, in the first quarter of fiscal 1997 to write off deferred financing costs related to the Revolving Credit Agreement.

    FISCAL 1994 COMPARED TO FISCAL 1995. Patient days at the Company's hospitals increased 27.1% in fiscal 1995. The increase resulted primarily from the Acquired Hospitals. Total admissions increased 28.6% in fiscal 1995 as compared to fiscal 1994. The increase resulted primarily from the Acquired Hospitals.

    The Company's net revenue increased 27.3% from $904.6 million in fiscal 1994 to $1.15 billion in fiscal 1995. The increase resulted primarily from acquisitions. Net revenue for fiscal 1995 included $35.6 million related to reimbursement issues, compared to $32.1 million in fiscal 1994. Net revenue at the Company's non-psychiatric hospital operations increased $59.1 million, including $56.5 million provided by companies acquired or developed in the Company's expansion of services pursuant to its business strategy. The Company derived net revenue in fiscal 1995 of $249.2 million from the Acquired Hospitals compared to $52.1 million in fiscal 1994. Net revenue per equivalent patient day decreased 4.5% to $532 in fiscal 1995 from $557 in fiscal 1994. This decrease resulted primarily from lower net revenue per equivalent patient day for the Acquired Hospitals compared to the Company's other hospitals and a continued shift in payor mix from private payer sources to managed care payors and governmental payors.

    The Company's salaries, supplies and other operating expenses increased 30.6% in fiscal 1995 compared to fiscal 1994, due primarily to expenses incurred by the Acquired Hospitals of $194.1 million in fiscal 1995 compared to $40.2 million in fiscal 1994. The same store psychiatric hospitals of the Company decreased their salaries, supplies and other expenses primarily by reducing advertising expenses, purchased services, salaries and benefits and medical professional fees.

    The Company's bad debt expense increased 30.3% in fiscal 1995 compared to fiscal 1994. The increase resulted primarily from additional bad debt expense of $12.9 million during fiscal 1995 at the Acquired Hospitals and increased bad debt expense at the Company's other hospitals.

    Depreciation and amortization increased 34.3% in fiscal 1995 compared to fiscal 1994. The increase resulted primarily from the depreciation related to the Acquired Hospitals and other acquisitions and the amortization of the related covenant not to compete and goodwill.

    Reorganization value in excess of amounts allocable to identifiable assets (the "Excess Reorganization Value") was amortized over the three-year period ended July 31, 1995. The related amortization expense decreased $5.2 million in fiscal 1995 as compared to fiscal 1994 due to the completion of the amortization period in fiscal 1995.

    Net interest expense for fiscal 1995 increased 40.2% from the previous fiscal year due to the issuance of the Notes and to borrowings under the Revolving Credit Agreement for acquisitions.

    ESOP expense for fiscal 1995 increased 49.5% to $73.5 million from $49.2 million for fiscal 1994. The increase resulted primarily from an increase in shares allocated to the ESOP participants.

    Stock option expense for fiscal 1995 decreased $11.1 million from the previous year due to a charge during the first quarter of fiscal 1994 of $3.9 million related to the manner of exercise of certain options held by a former employee and director (see Note 7 of the Company's Consolidated Financial Statements) and changes in the market price of the Company's Common Stock.

    During fiscal 1995, the Company recorded unusual items of $57.4 million. Included in the unusual charges was the resolution in March 1995 of disputes between the Company and a group of insurance carriers that arose in fiscal 1995 related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers approximately $29.8 million in five installments over a three-year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

    During fiscal 1995, the Company consolidated, closed or sold 15 psychiatric facilities. The Company recorded a charge of approximately $3.6 million in the fourth quarter of fiscal 1995 related to the five psychiatric hospitals closed in the fourth quarter.

    The Company also recorded a charge of approximately $27.0 million in fiscal 1995 related to the adoption and implementation of Statement of Financial Accounting Standards No. 121. See "Recent Accounting Pronouncements" on page 30 for further detail.

    The Company also recorded an unusual item of approximately $3.0 million in fiscal 1995 for the gain on the sale of three psychiatric hospitals.

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

    As a result of the Hospital Acquisition, the Company reassessed its business strategy in certain markets. The Company established a plan to consolidate services in selected markets and close or sell certain facilities owned prior to the Hospital Acquisition. Accordingly, the Company recorded a charge of $23.0 million in fiscal 1994 primarily to write down the assets of those facilities to their net realizable value. The Company also recorded as an unusual charge during fiscal 1994 of approximately $4.5 million of expenses related to the relocation of the Company's executive offices. See Note 4 to the Company's Consolidated Financial Statements for further information regarding unusual items.

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

    See "Item 1--Business" for additional information on trends that may affect operations.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONAL ACTIVITIES. The Company's net cash provided by operating activities was $95.6 million and $101.9 million for fiscal 1995 and fiscal 1996, respectively. The increase in net cash provided by operating activities is primarily attributable to (i) Green Spring operating cash flows since acquisition and (ii) state income tax refunds of $8.6 million from the State of California offset by (a) the increased payments related to the insurance settlements ($22.3 million in fiscal 1995 and $24.6 million in fiscal 1996), and
(b) reduced operating cash flows from the provider business. As of September 30, 1995 and 1996, the Company had working capital of $91.4 million and $63.8 million, respectively, including cash and cash equivalents of $105.5 million and $120.9 million, respectively. The decrease in working capital is due primarily to the partial funding ($38.5 million) of treasury stock purchases described below with cash on hand during September 1996. Management believes that the Company will have adequate cash flow from operations in fiscal 1997 to fund its operations, capital expenditures and debt service obligations.

    INVESTING ACTIVITIES. The Company acquired a 61% ownership interest in Green Spring during fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $87.2 million compared to approximately $62.0 million in acquisition expenditures during fiscal 1995. The Company plans to pursue acquisitions in each of its business segments during fiscal 1997. Management believes that its cash on hand, future cash flows from operations, borrowing capacity under the New Revolving Credit Agreement and its ability to issue debt and equity securities from time to time will provide adequate capital resources to support the Company's anticipated investing strategies.

    FINANCING ACTIVITIES. The Company borrowed approximately $28.9 million and $104.8 million, respectively, during fiscal 1995 and 1996, primarily to fund the acquisition of 13 hospitals in fiscal 1995 and to (i) fund the Green Spring acquisition and to (ii) partially fund ($35.0 million) treasury stock purchases during September 1996. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

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

    On September 27, 1996, the Company repurchased approximately 4.0 million shares for approximately $73.5 million, including transaction costs, pursuant to a "Dutch Auction" self-tender offer to its stockholders. On November 1, 1996, the Company announced that its board of directors approved the repurchase of an additional 3.0 million shares of its common stock from time to time subject to the terms of the New Revolving Credit Agreement. The Company expects to use cash on hand, future cash flows from operations and borrowings under its New Revolving Credit Facility to fund any future treasury stock purchases.

    As of November 30, 1996, the Company had approximately $209 million of availability under the New Revolving Credit Agreement. The Company was in compliance with all debt covenants at September 30, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective October 1, 1994. The financial statement impact of adopting FAS 121 was not material.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company plans to adopt FAS 123 in fiscal 1997 on a proforma disclosure basis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the Company's executive officers is contained under "Item 1. Business-- Executive Officers of the Registrant." Pursuant to General Instruction G(3) to Form 10-K, the information required by this item with respect to directors has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT:

1. FINANCIAL STATEMENTS

    Information with respect to this item is contained on Pages F-2 to F-36 of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULE

    Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

3. EXHIBITS

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

        3(c)  Certificate of Ownership and Merger merging Magellan Health Services, Inc. (a Delaware corporation) into
              Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended September 30,
              1995, and is incorporated herein by reference.

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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

        4(w)  Amendment No. 6, dated as of October 17, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank of North
              Carolina, as Co-Agent, which was filed as exhibit 4 (a) to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.

        4(x)  Amendment No. 7, dated as of November 30, 1995, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank of
              North Carolina, as Co-Agent, which was filed as exhibit 4 (b) to the Company's quarterly report on Form
              10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.

        4(y)  Amendment No. 8, dated as of January 24, 1996, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank, as
              Co-Agent, which was filed as exhibit 4 (c) to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.

        4(z)  Amendment No. 9, dated as of June 30, 1996, to Second Amended and Restated Credit Agreement, dated as of
              May 2, 1994, among the Company, Bankers Trust Company, as agent, First Union National Bank, as Co-Agent, which was filed as exhibit 4 (a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
        4(aa) Amendment No. 10, dated as of July 31, 1996, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union Naitonal Bank as
              Co-Agent, which was filed as exhibit 4 (b) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and is incorporated herein by reference.

        4(ab) Amendment No. 11, dated as of September 3, 1996, to Second Amended and Restated Credit Agreement, dated as of May 2, 1994, among the Company, Bankers Trust Company, as Agent, First Union National Bank as
              Co-Agent, which was filed as Exhibit (b) 12 to the Company's Amendment No. 2 to Schedule 13 E-4 dated
              September 5, 1996 and is incorporated herein by reference.

        4(ac) Indenture Supplement No. 1, dated June 3, 1994, among the Company, the Guarantors listed therein and
              Marine Midland Bank, as Trustee, relating to the 11 1/4% Senior Subordinated Notes due April 15, 2004,
              together with a schedule identifying substantially similar documents, pursuant to Instruction 2 to Item
              601 of Regulation S-K, which was filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for
              the year ended September 30, 1994, and is incorporated herein by reference.

        4(ad) Indenture Supplement No. 3, dated August 30, 1994, among the Company, the Guarantors listed therein and
              Marine Midland Bank, as Trustee, relating to the 11 1/4% Senior Subordinated Notes due April 15, 2004,
              which was filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for the year ended September
              30, 1994, and is incorporated herein by reference.

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

        4(ae) Stockholders' Agreement, dated December 13, 1995, among Green Spring Health Services, Inc., Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue Cross, Pierce
              County Medical Bureau, Inc. and the Company, which was filed as Exhibit 4(d) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended December 31, 1995, and is incorporated herein by reference.

        4(af) Exchange Agreement, dated December 13, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.,
              Health Care Service Corporation, Independence Blue Cross, Pierce County Medical Bureau, Inc. and the
              Company, which was filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.

        4(ag) Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E.
              Rainwater, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.

        4(ah) Amendment No. 1 to Stock and Warrant Purchase Agreement, dated January 25, 1996, between the Company and
              Rainwater-Magellan Holdings, L.P., which was filed as Exhibit 4.7 to the Company's Registration
              Statement on Form S-3 dated February 26, 1996, and is incorporated herein by reference.

        4(ai) Credit Agreement, dated as of October 16, 1996, among the Company, the lenders named therein, The Chase
              Manhattan Bank as Administrative Agent and Collateral Agent and First Union National Bank of North
              Carolina as Syndication Agent.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(a)  Written description of Corporate Annual Incentive Plan for the year ended September 30, 1995, which was filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended September 30,
              1995, and is incorporated herein by reference.

      *10(b)  Written description of Corporate Annual Incentive Plan for the year ended September 30, 1996, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 1995, and is incorporated herein by reference.

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

      *10(i)  1996 Stock Option Plan of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.

      *10(j)  1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.

      *10(k)  Employment Agreement, dated February 28, 1995, between the Company and John Cook Barlett, Executive Vice
              President--Quality Improvement, which was filed as Exhibit 10(k) to the Company's Annual Report on Form
              10-K for the year ended September 30, 1995, an is incorporated herein by reference.

      *10(l)  Employment Agreement, dated March 31, 1995, between the Company and Craig L. McKnight, Executive Vice
              President and Chief Financial Officer, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, an is incorporated herein by reference.

      *10(m)  Employment Agreement, dated October 1, 1995, between the Company and E. Mac Crawford, Chairman of the
              Board of Directors, President and Chief Executive Officer, which was filed as Exhibit 10(m) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1995, an is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(n)  Employment Agreement, dated March 18, 1993, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.

      *10(o)  Letter Agreement, dated November 9, 1993, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.

      *10(p)  Letter Agreement, dated September 19, 1994 between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.

      *10(q)  Employment Agreement dated May 1, 1996, between the Company and Dr. Danna Mauch, President and Chief
              Operating Officer of Magellan Public Solutions, Inc. and Executive Vice President of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 1996 and is incorporated herein by reference.

      *10(r)  Employment Agreement dated April 15, 1996, between the Company and John M. DeStefanis, President and
              Chief Operating Officer of Charter Behavioral Health Systems, Inc. and Executive Vice President of the
              Company, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1996 and is incorporated herein by reference.

      *10(s)  Employment Agreement dated May 7, 1996, between the Company and Steve J. Davis, Executive Vice
              President, Administrative Services and General Counsel, which was filed as Exhibit 10(c) to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and is incorporated herein by reference.

      *10(t)  Employment Agreement dated February 28, 1996, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc.

      *10(u)  Compensation Agreement dated September 30, 1996, between Magellan Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc.

      *10(v)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the period ended
              September 30, 1996.

       10(w)  Stock Purchase Agreement, dated November 14, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.
              Health Care Service Corporation, Independence Blue Cross, Medical Service Association of Pennsylvania,
              Pierce County Medical Bureau, Inc., Veritus, Inc., Green Spring Health Services, Inc. And the Company,
              which was filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the Quarterly period ended December 31, 1995, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
       10(x)  GPA Stock Exchange Agreement, dated November 14, 1995, between Green Spring Health Services, Inc. and the Company, which was filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the
              Quarterly period ended December 31, 1995, and is incorporated herein by reference.

       21     List of subsidiaries of the Company.

       23     Consent of independent public accountants.

       27     Financial Data Schedule

       99     Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995:
              Certain Cautionary Statements.

------------------------

* Constitutes a management contract or compensatory plan arrangement.

(B) REPORTS ON FORM 8-K:

    There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1996.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X:

    Separate financial statements and schedules of Magellan Health Services, Inc. ("Parent Company") have been omitted since the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X of the Parent Company's consolidated subsidiaries do not exceed 25% of the consolidated net assets of the Company as of September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MAGELLAN HEALTH SERVICES, INC.
                                (Registrant)

Date: December 20, 1996                   /S/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                            Craig L. McKnight
                                       Executive Vice President and
                                         Chief Financial Officer

Date: December 20, 1996                    /S/ HOWARD A. MCLURE
                                ------------------------------------------
                                             Howard A. McLure
                                      Vice President and Controller
                                        (Chief Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ E. MAC CRAWFORD        Chairman of the Board of
------------------------------    Directors, President and    December 20, 1996
       E. Mac Crawford            Chief Executive Officer

      /s/ EDWIN M. BANKS        Director
------------------------------                                December 20, 1996
        Edwin M. Banks

   /s/ G. FRED DIBONA, JR.      Director
------------------------------                                December 20, 1996
     G. Fred DiBona, Jr.

   /s/ ANDRE C. DIMITRIADIS     Director
------------------------------                                December 20, 1996
     Andre C. Dimitriadis

    /s/ A.D. FRAZIER, JR.       Director
------------------------------                                December 20, 1996
      A.d. Frazier, Jr.

    /s/ RAYMOND H. KIEFER       Director
------------------------------                                December 20, 1996
      Raymond H. Kiefer

    /s/ GERALD L. MCMANIS       Director
------------------------------                                December 20, 1996
      Gerald L. McManis

      /s/ DARLA D. MOORE        Director
------------------------------                                December 20, 1996
        Darla D. Moore

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                                            PAGE
                                                                                            -----
MAGELLAN HEALTH SERVICES, INC.:

  Report of independent public accountants.............................................         F-2

  Consolidated balance sheets as of September 30, 1995 and 1996........................         F-3

  Consolidated statements of operations for the years ended September 30, 1994, 1995
    and 1996...........................................................................         F-5

  Consolidated statements of changes in stockholders' equity for the years ended
    September 30, 1994, 1995, and 1996.................................................         F-6

  Consolidated statements of cash flows for the years ended September 30, 1994, 1995
    and 1996...........................................................................         F-7

  Notes to Consolidated Financial Statements...........................................         F-8

    The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                                            PAGE
                                                                                            -----

  Schedule II--Valuation and qualifying accounts.......................................         S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Magellan Health Services, Inc:

    We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health Services, Inc. and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
November 7, 1996

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                     SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1995       1996
                                                                                  --------  ----------
Current Assets:
  Cash, including cash equivalents of $60,234 in 1995 and $54,631 in 1996 at cost which approximates market value........................................  $105,514  $  120,945
  Accounts receivable, less allowance for doubtful accounts of $48,741 in 1995
    and $50,548 in 1996.........................................................   181,163     189,878
  Supplies......................................................................     5,768       4,753
  Refundable income taxes.......................................................        --       1,323
  Other current assets..........................................................    13,130      21,251
                                                                                  --------  ----------
    Total Current Assets........................................................   305,575     338,150
Assets restricted for settlement of unpaid claims and other long-term
  liabilities...................................................................    94,138     105,303

Property and Equipment:
  Land..........................................................................    88,019      83,431
  Buildings and improvements....................................................   377,169     388,821
  Equipment.....................................................................   111,554     146,915
                                                                                  --------  ----------
                                                                                   576,742     619,167
  Accumulated depreciation......................................................   (90,877)   (126,053)
                                                                                  --------  ----------
                                                                                   485,865     493,114
  Construction in progress......................................................     2,902       2,276
                                                                                  --------  ----------
    Total Property and Equipment................................................   488,767     495,390
                                                                                  --------  ----------
Other Long-Term Assets..........................................................    33,249      30,755
Goodwill, net of accumulated amortization of $4,663 in 1995 and $9,151 in
  1996..........................................................................    39,994     128,012
Other Intangible Assets, net of accumulated amortization of $4,743 in 1995 and
  $10,393 in 1996...............................................................    21,835      42,527
                                                                                  --------  ----------
                                                                                  $983,558  $1,140,137
                                                                                  --------  ----------
                                                                                  --------  ----------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1995       1996
                                                                                  --------  ----------
Current Liabilities:
  Accounts payable..............................................................  $ 71,020  $   78,966
  Accrued liabilities...........................................................   139,908     189,599
  Current income taxes payable..................................................       435          --
Current maturities of long-term debt and capital lease obligations..............     2,799       5,751
                                                                                  --------  ----------
    Total Current Liabilities...................................................   214,162     274,316
Long-Term Debt and Capital Lease Obligations....................................   538,770     566,307
Deferred Income Tax Liabilities.................................................        --      12,368
Reserve for Unpaid Claims.......................................................   100,125      73,040
Deferred Credits and Other Long-Term Liabilities................................    34,455      39,769
Minority Interest...............................................................     7,486      52,520
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none................................................        --          --
  Common Stock, par value $.25 per share
    Authorized--80,000 shares
    Issued and outstanding--28,405 shares in 1995 and 33,007 shares in 1996.....     7,101       8,252
  Other Stockholders' Equity
    Additional paid-in capital..................................................   253,295     327,681
    Accumulated deficit.........................................................  (161,840)   (129,457)
    Warrants outstanding........................................................        64          54
    Common Stock in treasury, 462 shares in 1995 and 4,424 shares in 1996.......    (9,238)    (82,731)
    Cumulative foreign currency adjustments.....................................      (822)     (1,982)
                                                                                  --------  ----------
                                                                                    88,560     121,817
                                                                                  --------  ----------
                                                                                  $983,558  $1,140,137
                                                                                  --------  ----------
                                                                                  --------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                    1994       1995        1996
                                                                                  --------  ----------  ----------
Net revenue.....................................................................  $904,646  $1,151,736  $1,345,279
                                                                                  --------  ----------  ----------
Costs and expenses
  Salaries, supplies and other operating expenses...............................   661,436     863,598   1,064,445
  Bad debt expense..............................................................    70,623      92,022      81,470
  Depreciation and amortization.................................................    28,354      38,087      48,924
  Amortization of reorganization value in excess amounts allocable to
    identifiable assets.........................................................    31,200      26,000          --
  Interest, net.................................................................    39,394      55,237      48,017
  ESOP expense..................................................................    49,197      73,527          --
  Stock option expense (credit).................................................    10,614        (467)        914
  Unusual items.................................................................    71,287      57,437      37,271
                                                                                  --------  ----------  ----------
                                                                                   962,105   1,205,441   1,281,041
                                                                                  --------  ----------  ----------
Income (loss) before income taxes, minority interest and extraordinary item.....   (57,459)    (53,705)     64,238
Provision for (benefit from) income taxes.......................................   (10,504)    (11,082)     25,695
                                                                                  --------  ----------  ----------
Income (loss) before minority interest and extraordinary item...................   (46,955)    (42,623)     38,543
Minority interest...............................................................        48         340       6,160
                                                                                  --------  ----------  ----------
Income (loss) before extraordinary item.........................................   (47,003)    (42,963)     32,383
Extraordinary item--loss on early extinguishment of debt (net of income tax
  benefit of $8,410)............................................................   (12,616)         --          --
                                                                                  --------  ----------  ----------
Net income (loss)...............................................................  $(59,619) $  (42,963) $   32,383
                                                                                  --------  ----------  ----------
                                                                                  --------  ----------  ----------
Average number of common shares outstanding.....................................    26,394      27,870      31,014
                                                                                  --------  ----------  ----------
                                                                                  --------  ----------  ----------
Income (loss) per common share:
  Income (loss) before extraordinary item.......................................  $  (1.78) $    (1.54) $     1.04
  Extraordinary loss on early extinguishment of debt............................     (0.48)         --          --
                                                                                  --------  ----------  ----------
Net income (loss)...............................................................  $  (2.26) $    (1.54) $     1.04
                                                                                  --------  ----------  ----------
                                                                                  --------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                    1994      1995      1996
                                                                                  --------  --------  --------
Common Stock:
  Balance, beginning of period..................................................  $  6,250  $  6,725  $  7,101
  Exercise of options and warrants..............................................       475        24        97
  Green Spring Health Services, Inc. acquisition................................        --        --        54
  Pooling of Mentor.............................................................        --       352        --
  Issuance of Common Stock, net of issuance costs...............................        --        --     1,000
                                                                                  --------  --------  --------
  Balance, end of period........................................................     6,725     7,101     8,252
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Additional Paid-in Capital:
  Balance, beginning of period..................................................   237,581   244,339   253,295
  Stock option expense (credit).................................................    10,614      (467)      914
  Green Spring Health Services, Inc. acquisition................................        --        --     4,263
  Exercise of options and warrants..............................................    (3,856)      624     1,636
  Issuance of Common Stock , net of issuance costs..............................        --        --    67,573
  Pooling of Mentor.............................................................        --     8,799        --
                                                                                  --------  --------  --------
  Balance, end of period........................................................   244,339   253,295   327,681
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Accumulated Deficit:
  Balance, beginning of period..................................................   (59,423) (119,042) (161,840)
  Net income (loss).............................................................   (59,619)  (42,963)   32,383
  Pooling of Mentor.............................................................        --       165        --
                                                                                  --------  --------  --------
  Balance, end of period........................................................  (119,042) (161,840) (129,457)
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Unearned Compensation under ESOP:
  Balance, beginning of period..................................................  (122,724)  (73,527)       --
  ESOP expense..................................................................    49,197    73,527        --
                                                                                  --------  --------  --------
  Balance, end of period........................................................   (73,527)       --        --
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Warrants Outstanding:
  Balance, beginning of period..................................................       274       180        64
  Exercise of warrants..........................................................       (94)     (116)      (10)
                                                                                  --------  --------  --------
  Balance, end of period........................................................       180        64        54
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Common Stock in treasury:
  Balance, beginning of period..................................................        --        --    (9,238)
  Purchases of treasury stock...................................................        --    (5,349)  (73,493)
  Reacquisition of shares under shareholder note................................        --    (3,889)       --
                                                                                  --------  --------  --------
  Balance, end of period........................................................        --    (9,238)  (82,731)
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Cumulative Foreign Currency Adjustments:
  Balance, beginning of period..................................................    (4,660)   (2,454)     (822)
  Foreign currency translation gain (loss)......................................     2,206     1,632    (1,160)
                                                                                  --------  --------  --------
  Balance, end of period........................................................    (2,454)     (822)   (1,982)
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Total Stockholders' Equity......................................................  $ 56,221  $ 88,560  $121,817
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                    1994      1995      1996
                                                                                  --------  --------  --------
Cash Flows From Operating Activities
  Net income (loss).............................................................  $(59,619) $(42,963) $ 32,383
                                                                                  --------  --------  --------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Gain on sale of assets......................................................        --    (2,961)   (2,062)
    Depreciation and amortization...............................................    59,554    64,087    48,924
    Non-cash portion of unusual items...........................................    70,207    45,773    31,206
    ESOP expense................................................................    49,197    73,527        --
    Stock option expense (credit)...............................................    10,614      (467)      914
    Non-cash interest expense...................................................     2,005     2,735     2,424
    Extraordinary loss on early extinguishment of debt..........................    12,616        --        --
    Cash flows from changes in assets and liabilities net of effects from sales and acquisitions of businesses:
      Accounts receivable, net..................................................    (7,533)    7,280    15,495
      Other current assets......................................................     4,563     9,533       129
      Other long-term assets....................................................     2,860    (5,813)    6,569
      Accounts payable and accrued liabilities..................................   (13,017)  (11,645)   (7,516)
      Income taxes payable and deferred income taxes............................   (26,759)  (16,761)   14,925
      Reserve for unpaid claims.................................................     1,215    (5,885)  (29,985)
      Other liabilities.........................................................    (8,249)  (21,127)  (18,968)
      Minority interest, net of dividends paid..................................        80        22     6,406
      Other.....................................................................       613       285     1,022
                                                                                  --------  --------  --------
      Total adjustments.........................................................   157,966   138,583    69,483
                                                                                  --------  --------  --------
        Net cash provided by operating activities...............................    98,347    95,620   101,866
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Cash Flows From Investing Activities
  Capital expenditures..........................................................   (14,626)  (20,224)  (38,801)
  Acquisitions of businesses, net of cash acquired..............................  (130,550)  (61,980)  (50,918)
  Decrease (increase) in assets restricted for settlement of unpaid claims and
    other long-term liabilities.................................................     7,076   (19,606)  (17,732)
  Proceeds from sale of assets..................................................    16,584     5,879     5,248
  Other.........................................................................        --    (1,050)       --
                                                                                  --------  --------  --------
    Net cash used in investing activities.......................................  (121,516)  (96,981) (102,203)
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Cash Flows From Financing Activities
  Payments on debt and capital lease obligations................................  (311,553)  (46,779)  (85,835)
  Proceeds from issuance of debt................................................   381,798    28,869   104,800
  Proceeds from issuance of common stock........................................        --        --    68,573
  Proceeds from exercise of stock options and warrants..........................     1,315       531     3,401
  Purchases of treasury stock...................................................        --    (5,349)  (73,493)
  Tax benefit related to the exercise of stock options..........................     9,424        --        --
  Income tax payments made on behalf of stock optionee..........................   (14,214)       --    (1,678)
                                                                                  --------  --------  --------
        Net cash provided by (used in) financing activities.....................    66,770   (22,728)   15,768
                                                                                  --------  --------  --------
Net increase (decrease) in cash and cash equivalents............................    43,601   (24,089)   15,431
Cash and cash equivalents at beginning of period................................    86,002   129,603   105,514
                                                                                  --------  --------  --------
Cash and cash equivalents at end of period......................................  $129,603  $105,514  $120,945
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of Magellan Health Services, Inc. ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries except where control is temporary or does not rest with the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

    On June 2, 1992, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The prepackaged plan of reorganization (the "Plan") effected a restructuring of the Company's debt and equity capitalization. The Company's Plan was confirmed on July 8, 1992, and became effective on July 21, 1992 (effective on July 31, 1992 for financial reporting purposes). The consolidated financial statements for the three years in the period ended September 30, 1996 are presented for the Company after the consummation of the Plan. These financial statements were prepared under the principles of fresh start accounting. (See Note 3.)

    The Company is an integrated behavioral healthcare company providing behavioral healthcare services in the United States, the United Kingdom and Switzerland. The Company operates through three principal subsidiaries engaging in (i) the provider business, (ii) the managed care business and (iii) the public sector business.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROVIDER NET REVENUE

    Provider net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. Net revenue for fiscal 1994, 1995 and 1996 included $32.1 million, $35.6 million and $28.3 million, respectively, for the settlement and adjustment of reimbursement issues related to earlier fiscal periods. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

MANAGED CARE REVENUE

    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members and as earned and estimable for performance based revenues. Deferred revenue is recorded when premium payments are received in advance of the applicable coverage period.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $35.6 million, $33.5 million and $30.5 million for the years ended September 30, 1994, 1995 and 1996, respectively.

CHARITY CARE

    The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the years ended September 30, 1994, 1995 and 1996, the Company provided, at its established billing rates, approximately $29.3 million, $41.2 million and $37.9 million, respectively, of such care.

INTEREST, NET

    The Company records interest expense net of capitalized interest and interest income. Interest income for the years ended September 30, 1994, 1995, and 1996 was approximately $4.4 million, $3.7 million and $10.5 million, respectively.

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

ASSETS RESTRICTED FOR THE SETTLEMENT OF UNPAID CLAIMS AND OTHER LONG-TERM
  LIABILITIES

    Assets restricted for the settlement of unpaid claims and other long-term liabilities include marketable securities which are carried at fair market value. Transfer of such investments from the insurance subsidiaries to the Company or any of its other subsidiaries is subject to approval by certain regulatory authorities.

    During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, investments are classified into three categories: (i) held to maturity; (ii) available for sale; and (iii) trading. Unrealized holding gains or losses are recorded for trading and available for sale securities. The Company's investments are classified as available for sale and the adoption of FAS 115 did not have a

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) material effect on the Company's financial statements, financial condition and liquidity or results of operations. The unrealized gain or loss on investments available for sale was not material at September 30, 1995 and 1996.

PROPERTY AND EQUIPMENT

    As a result of the adoption of fresh start accounting, property and equipment were adjusted to their estimated fair value as of July 31, 1992 and historical accumulated depreciation was eliminated. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company removes the cost and related accumulated depreciation from the accounts for property sold or retired, and any resulting gain or loss is included in operations. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally 10 to 40 years for buildings and improvements and three to ten years for equipment. Depreciation expense was $27.4 million, $35.1 million and $40.0 million for the years ended September 30, 1994, 1995 and 1996, respectively.

INTANGIBLE ASSETS

    Intangible assets are composed principally of (i) goodwill, (ii) customer lists, (iii) non-compete agreements and (iv) deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 to 40 years. Customer lists are amortized using the straight line method over their estimated useful lives of 5 to 25 years. Non-compete agreements and deferred financing costs are amortized over the term of the related agreements.

    The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company in fiscal 1994 and 1996. Impairment losses of approximately $4.0 million were recorded in fiscal 1995. (See Note 4)

MEDICAL CLAIMS PAYABLE

    Medical claims payable represents the liability for healthcare services authorized, incurred and not yet reported to the Company's managed care business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups and other factors. While Management believes the liability for medical claims payable is adequate, actual results could differ from such estimates.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY

    Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were anti-dilutive or not material for the periods presented and therefore were excluded from the calculations.

    The Exchange Option, as hereinafter defined (see Note 2), is classified as a potentially dilutive security for fiscal 1996 for the purpose of computing fully diluted earnings per common share. The Exchange Option was anti-dilutive for fiscal 1996 and therefore was excluded from the 1996 calculation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. FAS 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective October 1, 1994. The initial financial statement impact of adopting FAS 121 was not material.

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

RECLASSIFICATIONS

    Certain reclassifications have been made to fiscal 1994 and fiscal 1995 amounts to conform to fiscal 1996 presentation.

2. ACQUISITIONS AND JOINT VENTURES

ACQUISITIONS

    On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of Group Practice Affiliates, Inc. ("GPA"), a wholly-owned subsidiary of the Company, which became a wholly-owned

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED) subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option (as hereinafter defined) for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring. As of September 30, 1996, Green Spring provided managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network for approximately 13.6 million people nationwide.

    The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of September 30, 1996, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998. The Exchange Option, if exercised by the minority stockholders of Green Spring, would be recorded at the fair value of the consideration paid.

    The Company recorded the investments in Green Spring using the purchase method of accounting. Green Spring's results of operations have been included in the consolidated financial statements since the acquisition date, less minority interest.

    The cost of the investments in Green Spring have been allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company. The remaining portion of Green Spring's assets and liabilities has been recorded at the historical cost basis of the minority stockholders. The purchase price allocation for the investments in Green Spring and the historical cost basis of the minority stockholders of Green Spring, in aggregate, resulted in goodwill of approximately $89 million and identifiable intangible assets of approximately $24 million.

    At each reporting date, the Company must assess the fair value of the Exchange Option in relation to the redemption price available to the minority stockholders. In any period that the fair value of the Exchange Option is determined to be less than the redemption price, the difference must be recognized as an adjustment to minority interest. Subsequent increases in the fair value of the Exchange Option can be recognized only to the extent of previously recognized losses. No losses were recorded in fiscal 1996 as a result of changes in the fair value of the Exchange Option.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
    During fiscal 1994, the Company agreed to acquire 40 psychiatric hospitals (the "Acquired Hospitals") from National Medical Enterprises. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals (the "Hospital Acquisition").

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

JOINT VENTURES

    The Company has entered into four hospital-based joint ventures with Columbia/HCA Healthcare Corporation through September 30, 1996. Generally, each member of the joint venture leases and/or contributes certain assets in each respective market to the joint venture with the Company becoming the managing member.

    The joint ventures' results of operations have been included in the consolidated financial statements since inception, less minority interest. A summary of the joint ventures is as follows:

MARKET                                                                              DATE
-----------------------------------------------------------------------------  ---------------
Albuquerque, NM..............................................................  May 1995
Raleigh, NC..................................................................  June 1995
Lafayette, LA................................................................  October 1995
Anchorage, AK................................................................  August 1996

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

    Upon consummation of the Plan, the Company recognized an extraordinary gain on debt discharge of approximately $731 million which represented forgiveness of debt, principal and interest, reduced by the estimated fair value of Common Stock issued to certain debtholders of the Company. The Company's

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

3. THE RESTRUCTURING AND FRESH START REPORTING (CONTINUED) long-term debt was stated at the present value of amounts to be paid, based on market interest rates on July 31, 1992. This adjustment to present value resulted in an aggregate carrying amount for the Company's long-term debt which was less than the aggregate principal amount thereof, and resulted in the amortization of the difference into interest expense over the terms of the debt instruments and, upon extinguishment of the debt prior to scheduled maturity, resulted in a loss on debt extinguishment.

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

4. UNUSUAL ITEMS

INSURANCE SETTLEMENTS

    Unusual items included the resolutions of disputes between the Company and insurance carriers concerning certain billings for services.

    In November 1994, the Company and a group of insurance carriers resolved a billing dispute that arose in the fourth quarter of fiscal 1994 related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers approximately $31 million plus interest, for a total of $37.5 million in four installments over a three year period. The Company and the insurance carriers will continue to do business at the same or similar general levels. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

4. UNUSUAL ITEMS (CONTINUED)
    In August 1996, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payer matters and associated legal fees, the Company recorded a charge of approximately $30.0 million during the quarter ended June 30, 1996. The Company will pay the insurance settlement amount in twelve installments over a three year period, beginning August 1996. The Company and the insurance carriers have agreed that the dispute and settlement will not negatively impact any present or pending business relationships nor will it prevent the parties from negotiating in good faith concerning additional business opportunities available to, and future relationships between, the parties.

    Amounts payable in future periods under the insurance settlements are as follows (in thousands):

1997...............................................  $  21,510
1998...............................................     14,180
1999...............................................      5,745

FACILITY CLOSURES

    During fiscal 1995 and fiscal 1996, the Company consolidated, closed or sold fifteen and nine psychiatric facilities (the "Closed Facilities"), respectively. The Closed Facilities that are still owned by the Company will be sold, leased or used for alternative purposes depending on the market conditions in each geographic area.

    The Company recorded charges of approximately $3.6 million and $4.1 million related to facility closures in fiscal 1995 and fiscal 1996, respectively, as follows (in thousands):

                                                                               1995       1996
                                                                             ---------  ---------
Severance and related benefits.............................................  $   2,132  $   2,334
Contract terminations and other............................................      1,492      1,782
                                                                             ---------  ---------
                                                                             $   3,624  $   4,116
                                                                             ---------  ---------
                                                                             ---------  ---------

    Approximately 500 and 620 employees were terminated at the facilities closed in the fourth quarter of fiscal 1995 and during fiscal 1996, respectively. Severance and related benefits paid and charged against the resulting liability were approximately $1.3 million and $2.9 million in fiscal 1995 and fiscal 1996, respectively. Other exit costs paid and applied against the resulting liabilities were approximately $212,000 and $1.4 million in fiscal 1995 and fiscal 1996, respectively.

    The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expenses and loss before income taxes, excluding unusual items, of the Closed Facilities (in thousands):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1994        1995       1996
                                                              ---------  ----------  ---------
Net revenue.................................................  $  74,574  $  104,239  $  34,984
Salaries, supplies and other operating expen and bad debt
  expenses..................................................     71,900     102,744     39,295
Loss before income taxes....................................     (6,403)     (8,638)    (9,337)

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

    The Company also recorded a charge of approximately $2.0 million in fiscal 1996 related to severance and related benefits for approximately 275 employees who were terminated pursuant to planned overhead reductions.

ASSET IMPAIRMENTS

    As a result of the Hospital Acquisition, the Company reassessed its business strategy in certain markets at the end of fiscal 1994. The Company established a plan to consolidate services in selected markets and to close or sell certain facilities owned prior to the Hospital Acquisition. The Company recorded a charge of $23 million in fiscal 1994 primarily to write down the property and equipment at these facilities to their net realizable value.

    As discussed in Note 1, the Company adopted FAS 121 effective October 1, 1994. During fiscal 1995, the Company recorded impairment losses on property and equipment and intangible assets of approximately $23.0 million and $4.0 million, respectively. During fiscal 1996, the Company recorded impairment losses on property and equipment of approximately $1.2 million. Such losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and current period operating losses at certain of the Company's operating facilities combined with projected future operating losses. Fair values of the long-lived assets that have been written down were determined using the best available information in each individual circumstance, which included quoted market price, comparable sales prices for similar assets or valuation techniques utilizing present value of estimated expected cash flows.

OTHER

    During fiscal 1994, the Company recorded a charge of approximately $4.5 million related to the relocation of the Company's executive offices. During fiscal 1995, the Company recorded a gain of approximately $3.0 million related to the sale of three psychiatric hospitals.

5. BENEFIT PLANS

    The Company maintains an Employee Stock Ownership Plan (the "ESOP"), a noncontributory retirement plan that enables eligible employees to participate in the ownership of the Company.

    The Company had recorded unearned compensation to reflect the cost of Common Stock purchased by the ESOP but not yet allocated to participants' accounts. In the period that shares are allocated or projected to be allocated to participants, ESOP expense is recorded and unearned compensation is reduced. All shares had been allocated to the participants as of September 30, 1995. Interest expense on the remaining portion of the debt incurred to finance the ESOP transaction amounted to approximately $6.2 million for fiscal 1994 and is included in interest expense in the statements of operations.

    The Internal Revenue Service has ruled that the ESOP qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. Such determination allows the Company to deduct its contributions to the ESOP for federal income tax purposes.

    During fiscal 1992, the Company reinstated a defined contribution plan (the "Magellan 401-K Plan"). Employee participants can elect to voluntarily contribute up to 6% of their compensation to the Magellan 401-K Plan. Effective October 1, 1992, the Company began making contributions to the Magellan 401-K Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation. During the years ended September 30, 1994, 1995 and 1996, the Company made

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

5. BENEFIT PLANS (CONTINUED)
contributions of approximately $4.9 million, $5.8 million and $5.3 million, respectively, to the Magellan 401-K Plan.

    Green Spring also maintains a defined contribution plan (the "Green Spring 401-K Plan"). Employee participants can elect to voluntarily contribute up to 6% or 12% of their compensation, depending upon each employee's compensation level, to the Green Spring 401-K Plan. Green Spring matches up to 3% of each employee's compensation. Employees vest in employer contributions over five years. During the year ended September 30, 1996, Green Spring contributed approximately $760,000 to the Green Spring 401-K Plan.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1995 and 1996 is as follows (in thousands):

                                                                                  SEPTEMBER   SEPTEMBER
                                                                                     30,         30,
                                                                                     1995        1996
                                                                                  ----------  ----------
Revolving Credit Agreement due through 1999 (9.0% at September 30, 1996)........  $   80,593  $  105,593
11.25% Senior Subordinated Notes due 2004.......................................     375,000     375,000
6.59 % to 10.75% Mortgage and other notes payable through 1999..................       5,268      12,163
Variable rate secured notes due through 2013 (3.65 % to 3.85% at September 30,
  1996..........................................................................      62,025      60,875
7.5% Swiss Bonds................................................................       6,443       6,443
3.85% to 11.50% Capital lease obligations due through 2014......................      12,617      12,333
                                                                                  ----------  ----------
                                                                                     541,946     572,407
  Less amounts due within one year..............................................       2,799       5,751
  Less debt service funds.......................................................         377         349
                                                                                  ----------  ----------
                                                                                  $  538,770  $  566,307
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1996 are as follows (in thousands): 1997--$5,751; 1998--$5,273; 1999-- $5,103; 2000--$1,991
and 2001--$16,802.

    The Senior Subordinated Notes, which are carried at cost, had a fair value of approximately $402 million and $405 million at September 30, 1995 and 1996, respectively, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

REVOLVING CREDIT AGREEMENT

    On May 2, 1994, the Company entered into a Second Amended and Restated Credit Agreement with certain financial institutions for a five-year reducing, revolving credit facility in an aggregate committed amount of $300 million (the "Revolving Credit Agreement"). Proceeds from the Revolving Credit Agreement were used (i) to refinance certain mortgage indebtedness of certain subsidiaries of the Company in the principal amount of approximately $14.7 million and the loans to certain subsidiaries of

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED) the Company outstanding under the Credit Agreement in the principal amount of approximately $46.8 million, (ii) for continued credit enhancement of certain currently outstanding variable rate demand notes issued by or for the benefit of certain subsidiaries of the Company and (iii) for working capital and other general corporate purposes, including to finance, in part, the Hospital Acquisition and to finance other permitted acquisitions and investments.

    The loans outstanding under the Revolving Credit Agreement bore interest (subject to certain potential adjustments) at a rate per annum equal to (a) the sum of the Base Lending Rate plus 3/4 of 1%, or (b) at the option of the Company, the sum of the maximum reserve-adjusted one, two, three or six-month LIBOR plus 1 3/4%. The Base Lending Rate was the higher of (x) the rate announced from time to time as Bankers Trust Company's prime lending rate, (y) the Federal Reserve's reported weekly average dealer offering rate for three-month certificates of deposit, adjusted for maximum reserves, plus 1/2 of 1%, and (z) the Federal Funds Rate plus 1/2 of 1%.

NEW REVOLVING CREDIT AGREEMENT

    On October 28, 1996, the Company entered into a new Credit Agreement with certain financial institutions for a five-year Senior Secured reducing revolving credit facility in an aggregate committed amount of $400 million (the "New Revolving Credit Agreement"). The Company borrowed approximately $121.0 million under the New Revolving Credit Agreement in October 1996 to (i) pay-off the existing borrowings outstanding under the Revolving Credit Agreement and (ii) pay for fees and expenses related to the New Revolving Credit Agreement.

    The loans outstanding under the New Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Prime Lending Rate. Interest on Prime Lending Rate Loans is payable at the end of each fiscal quarter and upon conversion to a LIBOR based loan. Interest on LIBOR based loans is payable at the end of their respective one, two, three or six-month terms.

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

    The Notes are not redeemable at the option of the Company prior to April 15, 1999. Thereafter, the Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED) interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning April 15 of the years indicated below:

                                                                                   REDEMPTION
YEAR                                                                                  PRICE
---------------------------------------------------------------------------------  -----------
1999.............................................................................    105.625%
2000.............................................................................    103.750%
2001.............................................................................    101.875%
2002 and thereafter..............................................................    100.000%

COVENANTS

    The New Revolving Credit Agreement and the indenture for the Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, repurchase shares of the Company's common stock above specified levels, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The New Revolving Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Revolving Credit Agreement and the Notes at September 30, 1996.

EXTRAORDINARY LOSSES

    The consolidated statements of operations for the year ended September 30, 1994 includes an extraordinary after-tax loss of approximately $12.6 million, resulting from the early extinguishment of debt. The extraordinary loss in fiscal 1994 was related to the defeasance of the Debentures and the pay-off of certain subsidiary mortgages and includes the difference between the redemption price and the carrying value of the Debentures and prepayment penalties related to the subsidiary mortgages.

    On October 28, 1996, the Company paid off all obligations under its Revolving Credit Agreement. The Company will record an extraordinary loss from the early extinguishment of debt of approximately $3.0 million, net of tax, in fiscal 1997 to write off deferred financing costs related to the Revolving Credit Agreement.

LEASES

    The Company leases certain of its operating facilities, some of which may be purchased during the term or at expiration of the leases. The book value of capital leased assets was approximately $8.4 million at September 30, 1996. The leases, which expire at various dates through 2069, generally require the Company to pay all maintenance, property tax and insurance costs.

    At September 30, 1996, aggregate amounts of future minimum payments under operating leases were as follows: 1997--$9.5 million; 1998--$7.0 million; 1999--$5.1 million; 2000--$3.3 million; 2001--$2.4 million; subsequent to 2001--$48.6 million.

    Rent expense for the years ended September 1994, 1995 and 1996 was $11.4 million, $15.4 million and $18.7 million, respectively.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

7. STOCKHOLDERS' EQUITY

    Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, $.25 par value per share, and 10 million shares of preferred stock, without par value. Under the terms of the Plan, approximately 24.8 million shares of Common Stock were issued to certain holders of debt securities, the preferred stockholders, and common stockholders. No shares of preferred stock have been issued as of September 30, 1996.

COMMON STOCK

    The Company is prohibited from paying dividends on its Common Stock under the terms of the New Revolving Credit Agreement except under certain limited circumstances.

1992 STOCK OPTION PLAN

    The 1992 Stock Option Plan provides for the issuance of approximately 3.4 million options to purchase shares of Common Stock. A summary of changes in options outstanding and other related information is as follows:

                                           YEAR ENDED SEPTEMBER 30,
                                 --------------------------------------------
                                     1994           1995            1996
                                 -------------  -------------  --------------
Balance, beginning of period...      3,228,076        772,516         715,516
Granted........................          6,000              0               0
Canceled.......................        (24,000)       (10,500)              0
Exercised......................     (2,437,560)       (46,500)       (346,526)
                                 -------------  -------------  --------------
Balance, end of period.........        772,516        715,516         368,990
                                 -------------  -------------  --------------
                                 -------------  -------------  --------------
                                    $4.36 -        $4.36 -
Option prices, end of period...     $22.75         $22.75      $4.36 - $22.75
Price range of exercised                           $4.36 -        $4.36 -
  options......................  $.25 - $4.36      $14.19         $16.875
Average exercise price.........      $.62           $6.26          $4.59

    The exercise price of certain options will be reduced upon termination of employment of a certain optionee without cause.

    Options issued pursuant to the 1992 Stock Option Plan are exercisable upon vesting and expire through October 2000. As of September 30, 1996, 100% of the options outstanding were vested.

    Upon the termination of the employment of the Company's former Chairman of the Board on March 4, 1993, and under the provisions of the 1992 Stock Option Plan, all of the former employee's options vested and the option prices were reduced to $.25 per share. Such options totaled 2,220,336 at September 30, 1993. As a result, the Company recognized approximately $21.3 million in additional stock option expense during fiscal 1993. On December 3 and December 29, 1993, all of the options under the 1992 Stock Option Plan held by the former employee were exercised. On December 3, 1993, 326,000 options were exercised and the option exercise price was paid by reducing the number of shares issuable by the number of shares having a fair market value equal to the option exercise price (3,326 shares). This exercise triggered a new measurement date for the options exercised and, since the stock price had increased since March 4, 1993, additional stock option expense of $3.9 million was recognized in fiscal 1994. The option exercise price for the 1,894,336 options exercised on December 29, 1993, was paid in

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

7. STOCKHOLDERS' EQUITY (CONTINUED)
cash; accordingly, no additional stock option expense was triggered. For both of the exercises, the former employee elected to surrender optioned shares (approximately 570,000 shares) as consideration for the payment of required withholding taxes of approximately $14.2 million. These withholdings represent the minimum required tax withholding amounts required in order to avoid triggering a new measurement date and additional compensation expense. The Company was required to make withholding tax payments on behalf of the former employee of approximately $14.2 million which was charged against additional paid-in capital. This charge was offset by a tax benefit recorded of approximately $9.4 million related to additional stock option expense allowable for income tax purposes.

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

                                                 YEAR ENDED SEPTEMBER 30,
                               -------------------------------------------------------------
                                      1994                 1995                 1996
                               -------------------  -------------------  -------------------
Balance, beginning of
 period......................                   --              876,500            1,162,331
  Granted....................              921,000              495,000              161,000
  Canceled...................              (44,500)            (209,169)            (330,162)
  Exercised..................                   --                   --              (44,500)
                               -------------------  -------------------  -------------------
Balance, end of period.......              876,500            1,162,331              948,669
                               -------------------  -------------------  -------------------
                               -------------------  -------------------  -------------------
Option prices, end of
 period......................   $22.687 - $28.312    $15.625 - $27.875    $15.687 - $27.875
Price range of exercised
 options.....................                   --                   --   $15.625 - $22.875
Average exercise price.......                   --                   --        $20.70

    Options granted under the 1994 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the first three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than ten years after the date of grant. As of September 30, 1996, 48.4% of the options outstanding were vested.

1996 STOCK OPTION PLAN

    The 1996 Stock Option Plan provides for the issuance of 1.75 million options to purchase shares of Company Common Stock. Options must be granted on or before December 31, 1999. Officers and key

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

7. STOCKHOLDERS' EQUITY (CONTINUED)
employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                                                YEAR ENDED
                                                                            SEPTEMBER 30, 1996
                                                                            ------------------
Balance, beginning of period..............................................                  0
Granted...................................................................          1,413,000
Cancelled.................................................................           (114,500)
Exercised.................................................................                  0
                                                                            ------------------
Balance, end of period....................................................          1,298,500
                                                                            ------------------
Options prices, end of period.............................................   $   15.75-$24.00
                                                                            ------------------

    Options granted under the 1996 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 25% of the shares covered by the option on each of the four anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than November 30, 2005. As of September 30, 1996, none of the options outstanding were vested.

1994 EMPLOYEE STOCK PURCHASE PLAN

    The 1994 Employee Stock Purchase Plan (the "1994 ESPP") covers 600,000 shares of Common Stock that can be purchased by eligible employees of the Company.

    The initial offering period began on April 1, 1994 and expired on March 31, 1995. The second offering period began on April 1, 1995 and ended March 31, 1996. On the first date of these offering periods, each participant was granted an option to purchase shares of Common Stock at a purchase price equal to 85% of the fair value of the Company's Common Stock on such date. Total options granted on April 1, 1994 and April 1, 1995 were 85,115 and 41,565, respectively, with option prices of $21.144 and $15.831, respectively. A total of 4,872 and 22,065 options were exercised at the end of the first and second offering periods, respectively.

    Effective August 1, 1995, the Company amended the 1994 ESPP to change the option price in subsequent offering periods to the lesser of (i) 85% of the fair value of Company Common Stock on the first day of the offering period or (ii) 85% of the fair value of the Company's Common Stock on the last day of the offering period. Holders of the options from the second offering period as of July 31, 1995 were given the choice of (i) canceling their options to purchase shares of Common Stock, (ii) exercising the option to purchase shares of Common Stock at a purchase price of $15.831 or (iii) keeping their options. A total of 11,870 options were exercised on July 31, 1995. The third offering period began August 1, 1995 and ended December 31, 1995. A total of 29,217 options were exercised at a purchase price of $16.681 at the end of the third offering period.

    The fourth offering period began January 1, 1996 and ended on June 30, 1996. A total of 68,146 options were exercised at a purchase price of $18.275 at the end of the fourth offering period. The fifth offering period began July 1, 1996 and will end on December 31, 1996. The number of options granted and

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

7. STOCKHOLDERS' EQUITY (CONTINUED)
the option price for the fifth offering period will be determined on December 31, 1996 when the option price is known.

1997 EMPLOYEE STOCK PURCHASE PLAN

    The 1997 Employee Stock Purchase Plan (the "1997 ESPP") covers 600,000 shares of Common Stock that can be purchased by eligible employees of the Company. The 1997 ESPP offering periods will have a term not less than three months and not more than 12 months. The first offering period under the 1997 ESPP will not begin prior to January 1, 1997 and the last offering period will end on or before December 31, 1999. The option price of each offering period will be the lesser of (i) 85% of the fair value of the Company's Common Stock on the first day of the offering period or (ii) 85% of the fair value of the Company's Common Stock on the last day of the offering period.

1992 DIRECTORS' STOCK OPTION PLAN AND DIRECTORS' UNIT AWARD PLAN

    The 1992 Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 175,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the Common Stock on the date of grant. During fiscal 1994, 25,000 of these options were exercised and an additional 25,000 options were granted at an exercise price of $23.163 per share. During fiscal 1995, 25,000 options were granted at an exercise price of $18.875 per share. During fiscal 1996, no options were granted.

    Options granted can be exercised from the date of vesting until February 1, 2003. No options can be granted after December 31, 1995. Options vest 20% when granted and an additional 20% on each successive February 1 for a period of four years, if the optionee continues to serve as a non-employee director on the applicable February 1. Unvested options vest in full in certain instances of termination. As of September 30, 1996, 68.0% of the options outstanding were vested.

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

1996 DIRECTORS' STOCK OPTION PLAN

    The 1996 Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 250,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the Common Stock on the date of grant. During fiscal 1996, 175,000 options were granted at exercise prices ranging from $18.25 to $23.375.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

7. STOCKHOLDERS' EQUITY (CONTINUED)
    Options granted can be exercised from the date of vesting until November 30, 2005. No options can be granted after December 31, 1999. Options vest at the rate of 25% of the shares covered on each of the four anniversary dates of the grant of the option if the optionee continues to serve as a non-employee director on such dates. Options vest in full in certain instances of termination. As of September 30, 1996, none of the options outstanding were vested.

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

    In connection with the Plan, the Company issued 114,690 of the 2002 Warrants to purchase one share each of the Company's Common Stock. These warrants, which expire on June 30, 2002, have an exercise price of $5.24 per share. During fiscal 1994, 1995 and 1996, 37,395, 47,392, and 4,320 shares were issued, respectively, upon the exercise of these warrants.

    The 2006 Warrants, which expire on September 1, 2006, were subject to certain adjustments as a result of the Plan, and accordingly, 146,791 of such warrants are currently outstanding with an exercise price of $38.70 per share.

PRIVATE PLACEMENT TRANSACTION

    On January 25, 1996, the Company issued 4,000,000 shares of Common Stock (the "Shares") along with a warrant to purchase an additional 2,000,000 shares of Common Stock (the "Warrant") pursuant to a Stock and Warrant Purchase Agreement. The Warrant, which expires in January 2000 entitles the holder to purchase such additional shares of Common Stock at per share price of $26.15 subject to adjustment for certain dilutive events, and provides registration rights for the shares of Common Stock underlying the Warrant. The aggregate purchase price for the Shares and the Warrant was $69,732,000. The Warrant becomes exercisable on January 25, 1997 and expires on January 25, 2000.

    Approximately $68.0 million of the proceeds were used to repay outstanding borrowings under the Revolving Credit Agreement.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

7. STOCKHOLDERS' EQUITY (CONTINUED)
TREASURY STOCK TRANSACTIONS

    During fiscal 1995, the Company purchased approximately 327,000 shares of its Common Stock in the open market for approximately $5.6 million. Approximately 17,000 of such shares were reissued related to 1994 ESPP exercises for approximately $291,000.

    On August 15, 1996, the Company commenced a "Dutch Auction" self-tender offer to stockholders for the repurchase of 1,891,891 shares of its own Common Stock. On September 5, 1996, the Company increased the self-tender offer to 3,300,000 shares. Under the terms of the offer, stockholders were invited to tender their shares by September 18, 1996 at prices ranging from $16.50 to $18.50 per share as specified by each stockholder.

    At the conclusion of the offer, the Company repurchased 3,961,505 shares on September 27, 1996 at $18.375 per share for a total cost of approximately $73.5 million, including transaction costs. The total shares repurchased represent approximately 12.0% of the outstanding Common Stock at such date.

    The transaction was financed through cash on hand and borrowings under the Revolving Credit Agreement.

8. INCOME TAXES

    The provision (benefit) for income taxes consisted of the following (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                   1994       1995       1996
                                                 ---------  ---------  ---------
Income taxes currently payable:
  Federal......................................  $       0  $     658  $   6,900
  State........................................        639      1,851     (1,139)
  Foreign......................................      1,466      1,188      3,779
Deferred income taxes:
  Federal......................................    (11,078)   (12,931)    15,313
  State........................................     (1,583)    (1,848)       807
  Foreign......................................         52          0         35
                                                 ---------  ---------  ---------
                                                 $ (10,504) $ (11,082) $  25,695
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

8. INCOME TAXES (CONTINUED)
    A reconciliation of the Company's income tax provision (benefit) to that computed by applying the statutory federal income tax rate is as follows (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                   1994       1995       1996
                                                 ---------  ---------  ---------
Income tax provision (benefit) at federal
  statutory income tax rate....................  $ (20,111) $ (18,798) $  22,483
State income taxes, net of federal income tax
  benefit......................................       (616)       (16)      (216)
Foreign income taxes, net of federal income tax
  benefit......................................        987        772      2,479
Amortization of excess reorganization value....     10,920      9,100          0
Other--net.....................................     (1,684)    (2,140)       949
                                                 ---------  ---------  ---------
Income tax provision (benefit).................  $ (10,504) $ (11,082) $  25,695
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    As of September 30, 1996, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $250 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2010 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the entire amount of the NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered.

    Components of the net deferred income tax (assets) liabilities at September 30, 1995 and 1996 are as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER
                                                                  30,
                                                          --------------------
                                                            1995       1996
                                                          ---------  ---------
Deferred tax liabilities:
  Property and depreciation.............................  $  12,472  $  23,970
  Long-term debt and interest...........................     57,863     63,516
  ESOP..................................................     10,883     11,616
  Other.................................................      7,214     14,133
                                                          ---------  ---------
    Total deferred tax liabilities......................     88,432    113,235
                                                          ---------  ---------
                                                          ---------  ---------
Deferred tax assets:
  Operating loss carry forwards.........................    (93,171)  (102,229)
  Insurance settlements.................................    (18,752)    (3,649)
  Self-insurance reserves...............................    (46,319)   (44,234)
  Restructuring costs...................................    (21,042)   (26,695)
  Other.................................................    (38,707)   (48,033)
                                                          ---------  ---------
    Total deferred tax assets...........................   (217,991)  (224,840)
                                                          ---------  ---------
Valuation allowance.....................................    128,676    123,973
                                                          ---------  ---------
Deferred tax assets after valuation allowance...........    (89,315)  (100,867)
                                                          ---------  ---------
Net deferred tax (assets) liabilities...................  $    (883) $  12,368
                                                          ---------  ---------
                                                          ---------  ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

8. INCOME TAXES (CONTINUED)

    The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1992. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations.

9. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1995       1996
                                                          ---------  ---------
Salaries, wages and other benefits......................  $  28,597  $  39,841
Amounts due health insurance programs...................     10,252     27,223
Medical claims payable..................................         --     26,552
Interest................................................     20,561     20,348
Other...................................................     80,498     75,635
                                                          ---------  ---------
                                                          $ 139,908  $ 189,599
                                                          ---------  ---------
                                                          ---------  ---------

10. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the years ended September 30, 1994, 1995 and 1996 is as follows (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                        1994       1995       1996
                                                      ---------  ---------  ---------
Income taxes paid, net of refunds received..........  $   7,097  $   4,682  $   9,299
Interest paid, net of amounts capitalized...........     25,554     54,302     56,248
Long-term debt assumed in connection with
  acquisitions......................................      4,573         --     12,100

    The non-cash portion of unusual items for fiscal 1995 and 1996 includes the unpaid portion of the $29.8 million and $30.0 million insurance settlements that were recorded during the quarters ended March 31, 1995 and June 30, 1996, respectively. The payments of the insurance settlements are included in accounts payable and other accrued liabilities in the statement of cash flows for the years ended September 30, 1995 and 1996.

11. COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1995 and 1996 was approximately $113.1 million and $84.3 million, respectively. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During fiscal 1996, the Company recorded a reduction in malpractice claim reserves of approximately $15.3 million as a result of updated

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) actuarial estimates. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded.

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

    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November of 1994 against the Company and its Orlando South hospital subsidiary by two former employees. The Amended Complaint alleges that the hospital violated the federal False Claims Act ("the Act") in billing for inpatient treatment provided to elderly patients. The Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. The Company and its subsidiary deny any liability in this matter and will continue to vigorously defend themselves against the suit. As is its policy, the Company will continue to cooperate with the government in this matter. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)
    The Company also has agreements with Beech Street where certain of the Company's hospitals provide services to employers (and their related employee and covered dependent groups) who have entered into agreements with Beech Street to utilize a Beech Street Preferred Provider Organization ("PPO") for hospital and other healthcare services. Such agreements provide for covered services to be rendered under terms (including discounts from the hospital's normal charges) which management of the Company believes are customary for hospital PPO agreements. The Beech Street PPO reviews claims and serves as an intermediary between the Company's hospitals and the contracting employers. The Company derived approximately $5.2 million in revenue from these agreements during fiscal 1994. The aggregate discount from customary charges was 19% in 1994.

    Gerald L. McManis, who was elected director in February 1994, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm and a subsidiary of MMI Companies, Inc. ("MMI"). Mr. McManis also serves on the Board of Directors of MMI. During fiscal 1994, 1995 and 1996, MAI provided consulting services for the Company related to the development of strategic plans and a review of the Company's business processes. The Company incurred approximately $1.3 million, $158,000 and $274,000 in fees for such services during fiscal 1994, 1995 and 1996, respectively, and reimbursed MAI for approximately $244,000, $21,000 and $13,000, respectively, for expenses.

    G. Fred DiBona, Jr., who was appointed as a director of the Company in January 1996, is a Director and the President and Chief Executive Officer of Independence Blue Cross ("IBC"), a health insurance company. As of September 30, 1996, IBC owned 12.25% of Green Spring, a majority-owned subsidiary of the Company.

    IBC owned 16.67% of Green Spring prior to December 13, 1995. On December 13, 1995, IBC sold 4.42% of its ownership interest in Green Spring to the Company for $5,376,000 in cash. IBC had a cost basis of $3,288,000 in the 4.42% ownership interest sold to the Company. The Exchange Option described previously gives IBC the right to exchange its ownership interest in Green Spring for a maximum of 889,565 shares of Common Stock or $20,460,000 in subordinated notes through December 13, 1998.

    IBC and its affiliated entities contract with Green Spring for provider network, case management and medical review services pursuant to contractual relationships entered into on July 7, 1994 with terms of up to five years. During the period beginning December 14, 1995 through September 30, 1996, IBC and its affiliated entities made payments to Green Spring of approximately $29.2 million and owed Green Spring approximately $9.6 million at September 30, 1996. Green Spring recorded revenue of approximately $32.8 million from IBC during fiscal 1996.

    On July 7, 1994, IBC sold a subsidiary to Green Spring in exchange for a $15 million promissory note. As of September 30, 1996, $9 million remains outstanding under such promissory note and is due and payable in equal installments on July 7, 1997, 1998 and 1999.

13. BUSINESS SEGMENT INFORMATION

    The Company operates through three principal subsidiaries engaging in (i) the provider business, (ii) the managed care business and (iii) the public sector business. Intersegment sales are not material. Operating income represents net revenue less salaries, supplies and other operating expenses and bad debt expense, and excludes depreciation, amortization, interest (net), unusual items, income taxes and minority interest. Identifiable assets are those used in the Company's operations in each segment. Depreciation and

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

13. BUSINESS SEGMENT INFORMATION (CONTINUED) amortization for the managed care business includes the amortization expense related to the step-up in asset basis for the acquisition of Green Spring in December 1995. Corporate assets consist primarily of cash and cash equivalents, investments and assets not employed in operations.

    Prior to fiscal 1996, the Company's managed care and public sector businesses were not material. Accordingly, no comparable segment information is presented for fiscal 1994 and 1995.

                                  MANAGED      PUBLIC
                     PROVIDER      CARE        SECTOR     CORPORATE
1996                 BUSINESS    BUSINESS     BUSINESS    OVERHEAD   CONSOLIDATED
-------------------  ---------  -----------  -----------  ---------  -----------
Net revenue........  $1,037,939  $ 229,859    $  77,481   $      --   $1,345,279
Operating income...    198,102      25,977       10,071     (34,786)    199,364
Depreciation and
  amortization.....     33,780       9,111        3,001       3,032      48,924
Identifiable
  assets...........    783,142     116,501       23,881      88,601   1,012,125
Capital
  expenditures.....     21,550       6,018        2,151       9,082      38,801

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended September 30,
1995 and 1996. The first quarter, second quarter and fourth quarter of fiscal 1995 contained unusual charges (income) of approximately ($3.0) million, $29.8 million and $30.6 million, respectively. The third and fourth quarter of fiscal 1996 include unusual charges of approximately $34.0 million and $3.3 million, respectively. See Note 4 for an explanation of these charges.

                                                   FISCAL QUARTERS
                                      ------------------------------------------
1995                                    FIRST     SECOND      THIRD     FOURTH
------------------------------------  ---------  ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue.........................  $ 263,841  $ 299,817  $ 304,745  $ 283,333
Net income (loss)...................        349    (15,100)     1,682    (29,894)
Net income (loss) per common
  share.............................       0.01      (0.53)      0.06      (1.07)
1996
------------------------------------
Net revenue.........................  $ 295,665  $ 354,953  $ 346,379  $ 348,282
Net income (loss)...................      9,748     20,069     (5,722)     8,288
Net income (loss) per common share:
    Primary.........................       0.35       0.63      (0.18)      0.26
    Fully diluted...................       0.35       0.59      (0.18)      0.26

15. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                 MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30, 1995
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------
                      ASSETS
Current Assets
  Cash and cash equivalents.......................   $  60,719     $  10,279     $   34,516    $       --    $  105,514
  Accounts receivable, net........................     170,855        10,251             57            --       181,163
  Supplies........................................       5,081           224            463            --         5,768
  Other current assets............................      10,004        (1,241)        19,151       (14,784)       13,130
                                                    -----------  -------------  ------------  ------------  ------------
    Total Current Assets..........................     246,659        19,513         54,187       (14,784)      305,575
Assets restricted for settlement of unpaid claims
  and other long-term liabilites..................          --        78,188         15,950            --        94,138
Property and Equipment
  Land............................................      79,807         7,199          1,013            --        88,019
  Buildings and improvements......................     351,081        21,017          5,071            --       377,169
  Equipment.......................................     103,125         4,900          3,529            --       111,554
                                                    -----------  -------------  ------------  ------------  ------------
                                                       534,013        33,116          9,613            --       576,742
  Accumulated depreciation........................     (87,503)       (2,716)          (658)           --       (90,877)
  Construction in progress........................       2,650           251              1            --         2,902
                                                    -----------  -------------  ------------  ------------  ------------
                                                       449,160        30,651          8,956            --       488,767
Other Long-Term Assets(1).........................     129,898        18,398      1,010,425    (1,125,472)       33,249
Intangible assets, net............................      29,498        11,811         20,520            --        61,829
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 855,215     $ 158,561     $1,110,038    $(1,140,256)  $  983,558
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------
                 LIABILITIES AND
               STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................   $  50,510     $   8,424     $   12,086    $       --    $   71,020
  Accrued liabilities and income tax payable......      67,646         4,156         68,541            --       140,343
  Current maturities of long-term debt and capital
    lease obligations.............................       2,673           126             --            --         2,799
                                                    -----------  -------------  ------------  ------------  ------------
    Total Current Liabilities.....................     120,829        12,706         80,627            --       214,162
Long-Term Debt and Capital Lease Obligations......    (344,312)        5,271        877,811            --       538,770
Reserve for Unpaid Claims.........................          --        89,207         25,702       (14,784)      100,125
Deferred Credits and Other Long-Term Liabilities
  (1).............................................     512,425           476         37,338      (515,785)       34,455
Minority interest.................................          --            --             --         7,486         7,486
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized 80,000 shares
    Issued and outstanding - 28,405 shares........       2,765           837          7,101        (3,602)        7,101
Commitments and contingencies
Other Stockholders' Equity
  Additional paid-in capital......................     612,131        30,455        253,295      (642,586)      253,295
  Retained earnings (Accumulated deficit).........     (47,789)       22,601       (161,840)       25,188      (161,840)
  Warrants outstanding............................          --            --             64            --            64
  Common Stock in treasury 462 shares.............          --        (4,736)        (9,238)        4,736        (9,238)
  Cumulative foreign currency adjustments.........        (835)        1,744           (822)         (909)         (822)
                                                    -----------  -------------  ------------  ------------  ------------
                                                       566,272        50,901         88,560      (617,173)       88,560
                                                    -----------  -------------  ------------  ------------  ------------
                                                       855,215       158,561      1,110,038    (1,140,256)      983,558
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

------------------------

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

     The accompanying Notes to Condensed Consolidating Financial Statements
                 are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30, 1996
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                      ASSETS                        SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------
Current Assets
  Cash and cash equivalents.......................   $  29,751    $    79,552    $   11,642    $       --    $  120,945
  Accounts receivable, net........................     139,523         44,904         5,451            --       189,878
  Supplies........................................       4,091            394           268            --         4,753
  Other current assets............................       8,379            121        14,074            --        22,574
                                                    -----------  -------------  ------------  ------------  ------------
    Total Current Assets..........................     181,744        124,971        31,435            --       338,150
Assets restricted for settlement of unpaid claims
  a other long-term liabilities...................          --         78,542        26,761            --       105,303
Property and Equipment
  Land............................................      74,790          6,657         1,984            --        83,431
  Buildings and improvements......................     350,187         33,493         5,141            --       388,821
  Equipment.......................................     112,748         25,206         8,961            --       146,915
                                                    -----------  -------------  ------------  ------------  ------------
                                                       537,725         65,356        16,086            --       619,167
  Accumulated depreciation........................    (111,556)       (10,313)       (4,184)           --      (126,053)
  Construction in progress........................       1,586            621            69            --         2,276
                                                    -----------  -------------  ------------  ------------  ------------
                                                       427,755         55,664        11,971            --       495,390
Other Long-Term Assets (1)........................      98,191        (56,176)    1,187,042    (1,155,775)       73,282
Goodwill, net.....................................      20,645         94,682        12,685            --       128,012
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 728,335    $   297,683    $1,269,894    $(1,155,775)  $1,140,137
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable................................   $  32,644    $    34,057    $   12,265    $       --    $   78,966
  Accrued liabilities and income tax payable......      57,948         55,208        76,443            --       189,599
  Current maturities of long-term debt and capital
    lease obligations.............................       2,620          3,131            --            --         5,751
                                                    -----------  -------------  ------------  ------------  ------------
    Total Current Liabilities.....................      93,212         92,396        88,708            --       274,316
Long-Term Debt and Capital Lease Obligations......    (455,333)         8,815     1,012,825            --       566,307
Deferred Income Tax Liabilities...................          --         (4,252)       16,620            --        12,368
Reserve for Unpaid Claims.........................          --         72,494           546            --        73,040
Deferred Credits and Other Long-Term
  Liabilities(1)..................................     352,044         43,565        29,378      (385,218)       39,769
Minority interest.................................          --             --            --        52,520        52,520
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized - 80,000 shares
    Issued and outstanding - 33,007 shares........       2,764           (483)        8,252        (2,281)        8,252
Committments and contingencies
Other Stockholders' Equity
  Additional paid-in capital......................     609,627         30,237       327,681      (639,864)      327,681
  Retained earnings (Accumulated deficit).........     126,826         58,932      (129,457)     (185,758)     (129,457)
  Warrants outstanding............................          --             --            54            --            54
  Common Stock in treasury, 4,424 shares..........          --         (4,736)      (82,731)        4,736       (82,731)
  Cumulative foreign currency adjustments.........        (805)           715        (1,982)           90        (1,982)
                                                    -----------  -------------  ------------  ------------  ------------
                                                       738,412         84,665       121,817      (823,077)      121,817
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 728,335    $   297,683    $1,269,894    $(1,155,775)  $1,140,137
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

------------------------
(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

     The accompanying Notes to Condensed Consolidating Financial Statements
                 are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30, 1994
                                            ----------------------------------------------------------------------
                                                                            MAGELLAN
                                                                             HEALTH
                                                                           SERVICES,
                                                                              INC.      CONSOLIDATED
                                             GUARANTOR    NONGUARANTOR      (PARENT     ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES  SUBSIDIARIES    CORPORATION)    ENTRIES        TOTAL
                                            -----------  ---------------  ------------  ------------  ------------
Net revenue...............................   $ 890,737      $  24,390      $    6,931    $  (17,412)   $  904,646
Costs and expenses
  Salaries, supplies and other operating
    expenses..............................     622,815         21,148          34,885       (17,412)      661,436
  Bad debt expense........................      70,856             (2)           (231)           --        70,623
  Depreciation and amortization...........      26,602          1,027             725            --        28,354
  Amortization of reorganization value in
    excess of amoounts allocable to
    identifiable assets...................          --             --          31,200            --        31,200
  Interest, net...........................     (20,830)            21          60,203            --        39,394
  ESOP expense............................      46,316             --           2,881            --        49,197
  Stock option expense....................          --             --          10,614            --        10,614
  Unusual items...........................         787            196          70,304                      71,287
                                            -----------       -------     ------------  ------------  ------------
                                               746,546         22,390         210,581       (17,412)      962,105
                                            -----------       -------     ------------  ------------  ------------
Income (loss) before income taxes, equity
in earnings (loss) of subsidiaries and
extraordinary item........................     144,191          2,000        (203,650)           --       (57,459)
Income tax benefit........................      (8,753)          (195)          1,556            --       (10,504)
                                            -----------       -------     ------------  ------------  ------------
Income (loss) before equity in earnings
(loss) of subsidiaries and extraordinary
item......................................     152,944          2,195        (202,094)           --       (46,955)
Equity in earnings (loss) of
subsidiaries..............................       1,889             --         155,091      (157,028)          (48)
                                            -----------       -------     ------------  ------------  ------------
Income (loss) before extraordinary item...     154,833          2,195         (47,003)     (157,028)      (47,003)
Extraordinary item -- loss on early
extinguishment or discharge of debt (net
of income tax benefit of $8,410)..........          --             --         (12,616)           --       (12,616)
                                            -----------       -------     ------------  ------------  ------------
Net income (loss).........................   $ 154,833      $   2,195      $  (59,619)   $ (157,028)   $  (59,619)
                                            -----------       -------     ------------  ------------  ------------
                                            -----------       -------     ------------  ------------  ------------

                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Cash provided by (used in) operating
activities................................   $ 153,152      $   7,097      $  (61,902)   $       --    $   98,347
Cash Flows from Investing Activities:
  Capital expenditures....................     (14,282)          (344)             --            --       (14,626)
  Proceeds from the sale of assets........      11,584             --           5,000            --        16,584
  Acquisitions of businesses..............    (129,816)          (734)             --            --      (130,550)
  (Increase) decrease in assets restricted
    for the settlement of unpaid claims...          --           (124)          7,200            --         7,076
                                            -----------       -------     ------------  ------------  ------------
Cash provided by (used in) investing
activities................................    (132,514)        (1,202)         12,200            --      (121,516)
                                            -----------       -------     ------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt......      25,862             --         355,936            --       381,798
  Payments on debt and capital lease
    obligations...........................     (19,797)           (45)       (291,711)           --      (311,553)
  Cash flows from other financing
    activities............................          --             --          (3,475)           --        (3,475)
                                            -----------       -------     ------------  ------------  ------------
Cash provided by (used in) financing
activities................................       6,065            (45)         60,750            --        66,770
                                            -----------       -------     ------------  ------------  ------------
Net increase in cash and cash
equivalents...............................      26,703          5,850          11,048            --        43,601
Cash and cash equivalents at beginning of
period....................................      45,147          2,756          38,099            --        86,002
                                            -----------       -------     ------------  ------------  ------------
Cash and cash equivalents at end of
period....................................   $  71,850      $   8,606      $   49,147    $       --    $  129,603
                                            -----------       -------     ------------  ------------  ------------
                                            -----------       -------     ------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30, 1995
                                                    ---------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                  SERVICES,
                                                                                    INC.       CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR      (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)     ENTRIES        TOTAL
                                                    -----------  -------------  -------------  ------------  ------------
Net revenue.......................................   $1,099,039    $  79,702      $  (2,792)    $  (24,213)   $1,151,736
Costs and expenses
  Salaries, supplies and other operating
    expenses......................................     789,850        74,449         22,934        (23,635)      863,598
  Bad debt expense................................      91,945         2,088         (2,011)            --        92,022
  Depreciation and amortization...................      35,769         2,073            823           (578)       38,087
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets...          --            --         26,000             --        26,000
  Interest, net...................................     (32,975)           32         88,180             --        55,237
  ESOP expense....................................      55,497            70         17,960             --        73,527
  Stock option expense............................          --            --           (467)            --          (467)
  Unusual items...................................      26,640         3,957         26,840             --        57,437
                                                    -----------  -------------  -------------  ------------  ------------
                                                       966,726        82,669        180,259        (24,213)    1,205,441
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before income taxes and equity in
earnings of subsidiaries..........................     132,313        (2,967)      (183,051)            --       (53,705)
Provision for (benefit from) income taxes.........       6,139        (2,418)       (14,803)            --       (11,082)
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before equity in earnings (loss) of
  subsidiaries....................................     126,174          (549)      (168,248)            --       (42,623)
Equity in earnings (loss) of continuing
subsidiaries......................................       3,680            --        125,285       (129,305)         (340)
                                                    -----------  -------------  -------------  ------------  ------------
Net income (loss).................................   $ 129,854     $    (549)     $ (42,963)    $ (129,305)   $  (42,963)
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Cash provided by (used in) operating activities...   $  82,863     $  28,223      $ (15,466)    $       --    $   95,620
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures............................     (17,729)       (1,177)        (1,318)            --       (20,224)
  Acquisition of businesses.......................     (57,882)       (4,098)            --             --       (61,980)
  Increase in assets restricted for the settlement
    of un.........................................          --       (16,713)        (2,893)            --       (19,606)
  Proceeds from the sale of assets................          --            --          5,879             --         5,879
  Other...........................................      (1,050)           --             --             --        (1,050)
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) investing activities...     (76,661)      (21,988)         1,668             --       (96,981)
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt..............      28,869            --             --             --        28,869
  Payments on debt and capital lease
    obligations...................................     (46,202)          (31)          (546)            --       (46,779)
  Purchases of treasury stock.....................          --        (4,531)          (818)            --        (5,349)
  Cash flows from other financing activities......          --            --            531             --           531
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) financing activities...     (17,333)       (4,562)          (833)            --       (22,728)
                                                    -----------  -------------  -------------  ------------  ------------
Net increase (decrease) in cash and cash
equivalents.......................................     (11,131)        1,673        (14,631)            --       (24,089)
Cash and cash equivalents at beginning of
period............................................      71,850         8,606         49,147             --       129,603
                                                    -----------  -------------  -------------  ------------  ------------
Cash and cash equivalents at end of period........   $  60,719     $  10,279      $  34,516     $       --    $  105,514
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30, 1996
                                                    ---------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                  SERVICES,
                                                                                    INC.       CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR      (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)     ENTRIES        TOTAL
                                                    -----------  -------------  -------------  ------------  ------------
Net revenue.......................................   $1,012,448    $ 349,910      $     975     $  (18,054)   $1,345,279
Costs and expenses
  Salaries, supplies and other operating
    expenses......................................     767,317       300,919         14,263        (18,054)    1,064,445
  Bad debt expense................................      76,784         5,379           (693)            --        81,470
  Depreciation and amortization...................      35,801        11,969          1,154             --        48,924
  Interest, net...................................     (42,935)       (1,038)        91,990             --        48,017
  Stock option expense............................          --            --            914             --           914
  Unusual items...................................       4,897         1,265         31,109             --        37,271
                                                    -----------  -------------  -------------  ------------  ------------
                                                       841,864       318,494        138,737        (18,054)    1,281,041
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before income taxes and equity in
  earnings (loss) of subsidiaries.................     170,584        31,416       (137,762)            --        64,238
Provision for (benefit from) income taxes.........     (14,543)        9,317         30,921             --        25,695
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before equity in earnings (loss) of
  subsidiaries....................................     185,127        22,099       (168,683)            --        38,543
Equity in earnings (loss) of continuing
subsidiaries......................................        (997)       (4,772)       201,066        201,457        (6,160)
                                                    -----------  -------------  -------------  ------------  ------------
Net income (loss).................................   $ 184,130     $  17,327      $  32,383     $ (201,457)   $   32,383
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Cash provided by operating activities.............   $   8,028     $  67,865      $  25,973     $       --    $  101,866
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures............................     (27,543)       (5,687)        (5,571)            --       (38,801)
  Acquisition of businessess......................        (820)       35,792        (85,890)            --       (50,918)
  Increase in assets restricted for the settlement
    of unpaid claims..............................          --       (28,543)        10,811             --       (17,732)
  Proceeds from the sale of assets................       2,663         2,585             --             --         5,248
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) investing activities...     (25,700)        4,147        (80,650)            --      (102,203)
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Financing Activities:
  Payments on debt and capital lease obligations       (13,296)       (4,539)       (68,000)            --       (85,835)
  Proceeds from the issuance of debt..............          --         1,800        103,000             --       104,800
  Proceeds from the issuance of common stock, net
    of issuance costs.............................          --            --         68,573             --        68,573
  Purchase of treasury stock......................          --            --        (73,493)            --       (73,493)
  Income tax payments made on behalf of stock
    optionee......................................          --            --         (1,678)            --        (1,678)
  Proceeds from exercise of stock options &
    warrants......................................          --            --          3,401             --         3,401
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) financing activities...     (13,296)       (2,739)        31,803             --        15,768
                                                    -----------  -------------  -------------  ------------  ------------
Net increase (decrease) in cash and cash
equivalents.......................................     (30,968)       69,273        (22,874)            --        15,431
Cash and cash equivalents at beginning of
period............................................      60,719        10,279         34,516             --       105,514
                                                    -----------  -------------  -------------  ------------  ------------
Cash and cash equivalents at end of period........   $  29,751     $  79,552      $  11,642     $       --    $  120,945
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

NOTES TO THE CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    General--These condensed consolidating financial statements reflect the Guarantors under the Notes and the Revolving Credit Agreement consummated in May 1994. The direct and indirect Guarantors are wholly owned by the Company or a Guarantor Subsidiary of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantee, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantor Subsidiaries, and the separate financial statements are deemed not material to investors.

    Distributions--There are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

    Transfers from Guarantors to Nonguarantors--The New Revolving Credit Agreement permits the Company to contribute the assets of hospitals and related medical facilities to joint ventures that conduct a healthcare business, provided that certain conditions are satisfied and that the aggregate fair market value of all such facilities contributed to joint ventures with respect to which the Company and its wholly-owned subsidiaries have less than 50% of the equity interests or do not control such joint ventures does not exceed $100 million. Furthermore, the New Revolving Credit Agreement permits the Company and its Subsidiaries to make investments in controlled joint ventures up to $100 million plus the amount permitted but not used for uncontrolled joint ventures. The indenture related to the Notes also contains provisions that permit the Company and its Restricted Subsidiaries (as defined in the indenture for the Notes) to make investments in non-guarantors.

    The Company intends to make investments in Permitted Non-Control Investments (as defined in the New Revolving Credit Agreement) and Permitted Non Guarantor Transactions (as defined in the New Revolving Credit Agreement) to the extent it believes doing so will be consistent with its business strategy. To the extent the Company or its Restricted Subsidiaries make investments of the type described above, the assets available for debt payments and guarantee obligations could be diminished.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                     ADDITIONS
                                                         ------------------------------------------------------------------
                                                                                    CHARGED TO
                                                         BALANCE AT   CHARGED TO      OTHER                     BALANCE AT
                                                          BEGINNING    COSTS AND     ACCOUNTS     DEDUCTIONS      END OF
CLASSIFICATION                                            OF PERIOD    EXPENSES      DESCRIBE      DESCRIBE       PERIOD
-------------------------------------------------------  -----------  -----------  ------------  -------------  -----------
Year ended September 30, 1994:
  Allowance for doubtful accounts......................   $  28,843    $  70,623   $  19,877(A)  $      109(B)   $  43,555
                                                                                       8,560(D)      84,239(C)
                                                         -----------  -----------  ------------  -------------  -----------
                                                          $  28,843    $  70,623      28,437     $   84,348      $  43,555
                                                         -----------  -----------  ------------  -------------  -----------
                                                         -----------  -----------  ------------  -------------  -----------
Year ended September 30, 1995:
  Allowance for doubtful accounts......................   $  43,555    $  92,022   $  21,393(A)  $  111,021(C)   $  48,741
                                                                                       2,792(D)
                                                         -----------  -----------  ------------  -------------  -----------
                                                             43,555    $  92,022   $  24,185     $  111,021      $  48,741
                                                         -----------  -----------  ------------  -------------  -----------
                                                         -----------  -----------  ------------  -------------  -----------
Year ended September 30, 1996:
  Allowance for doubtful accounts......................   $  48,741    $  81,470   $  22,761(A)  $  103,236(C)   $  50,548
                                                                                         812(D)
                                                         -----------  -----------  ------------  -------------  -----------
                                                          $  48,741    $  81,470   $  23,573     $  103,236      $  50,548
                                                         -----------  -----------  ------------  -------------  -----------
                                                         -----------  -----------  ------------  -------------  -----------

------------------------

(A) Recoveries of amounts previously charged to income.

(B) Included in provision for restructuring for operations.

(C) Accounts written off.

(D) Allowance for doubtful accounts assumed in acquisitions.