Form 10-K405/A
period 1996-09-30
MAGELLAN HEALTH SERVICES INC
filed 1997-01-28
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1
                                       TO


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

Securities registered pursuant to Section 12(b) of the Act:


                                                                   NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                    WHICH REGISTERED
---------------------------------------------------------------  -----------------------------
Common Stock ($0.25 par value)                                      New York Stock Exchange
11 1/4% Series A Senior Subordinated Notes due 2004                 New York Stock Exchange


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


    DOCUMENTS INCORPORATED BY REFERENCE: None


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

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS


                                        PART I                                              PAGE
                                                                                            -----
ITEM 1.    Business....................................................................           2
ITEM 2.    Properties..................................................................          17
ITEM 3.    Legal Proceedings...........................................................          18
ITEM 4.    Submission of Matters to a Vote of Security Holders.........................          18

                                        PART II

ITEM 5.    Market Price for Registrant's Common Equity and Related Stockholder
           Matters.....................................................................          19
ITEM 6.    Selected Financial Data.....................................................          19
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................          21
ITEM 8.    Financial Statements and Supplementary Data.................................          30
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................          30

                                       PART III

ITEM 10.   Directors and Executive Officers of the Registrant..........................          31
ITEM 11.   Executive Compensation......................................................          32
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..............          35
ITEM 13.   Certain Relationships and Related Transactions..............................          37

                                        PART IV

ITEM 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K..............          39

    The undersigned Registrant hereby amends Items 10 through 13 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


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


                                                         PERCENTAGE OF HOSPITAL GROSS PATIENT
                                                         REVENUE FOR THE YEAR ENDED SEPTEMBER
                                                                          30,
                                                         -------------------------------------
                                                            1994         1995         1996
                                                            -----        -----        -----
Medicare...............................................          27%          26%          28%
Medicaid...............................................          16           17           17
                                                                ---          ---          ---
                                                                 45           43           45
HMO's and PPO's........................................          14           17           21
CHAMPUS................................................           5            4            3
Other Government Programs..............................           3            6            6
Other (primarily Blue Cross and other commercial
  insurance)...........................................          35           30           25
                                                                ---          ---          ---
Total..................................................         100%         100%         100%
                                                                ---          ---          ---
                                                                ---          ---          ---


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The Company has one class of Common Stock, which was listed for trading on the American Stock Exchange through December 30, 1996 (ticker symbol "MGL"), and on the New York Stock Exchange, effective December 31, 1996. As of November 25, 1996, there were 11,186 holders of record of the Company's $0.25 par value Common Stock. The following table sets forth the high and low sales prices of the Company's Common Stock from October 1, 1994 through the fiscal year ended September 30, 1996 as reported by the American Stock Exchange:


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

                             SUMMARY OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              TEN MONTHS   TWO MONTHS
                                                                ENDED         ENDED                YEAR ENDED SEPTEMBER 30,
                                                               JULY 31,   SEPTEMBER 30,   ------------------------------------------
                                                                 1992         1992          1993      1994       1995        1996
                                                              ----------  -------------   --------  --------  ----------  ----------
Net revenue.................................................  $ 777,855     $142,850      $897,907  $904,646  $1,151,736  $1,345,279
Salaries, supplies and other operating expenses.............    563,600      107,608       640,847   661,436     863,598   1,064,445
Bad debt expense............................................     50,403       14,804        67,300    70,623      92,022      81,470
Depreciation and amortization...............................     35,126        3,631        26,382    28,354      38,087      48,924
Amortization of reorganization value in excess of amounts
  allocable to identifiable asset...........................         --        7,167        42,678    31,200      26,000          --
Interest, net...............................................    169,244       12,690        74,156    39,394      55,237      48,017
ESOP expense (credit).......................................     33,714        4,811        45,874    49,197      73,257          --
Stock option expense (credit)...............................         --         (789)       38,416    10,614        (467)        914
Unusual items...............................................         --           --            --    71,287      57,437      37,271
Deferred compensation expense...............................      3,190           --            --        --          --          --
Income (loss) from continuing operations before income
  taxes, reorganization items and extraordinary item........    (77,422 )     (7,072)      (37,746)  (57,459)    (53,705)     64,238
Provision for (benefit from) income taxes...................      4,259        1,054         1,874   (10,504)     11,082      25,695
Income (loss) from continuing operations before minority
  interest, reorganization items and extraordinary item.....    (81,681 )     (8,126)      (39,620)  (46,955)    (42,963)     38,543
Minority interest...........................................         --           --            --        48         340       6,160
Income (loss) before reorganization items and extraordinary
  items.....................................................    (81,681 )     (8,126)      (39,620)  (47,003)    (42,963)     32,383
Discontinued operations:
Income (loss) from discontinued operations..................     24,211          930       (14,703)       --          --          --
Gain on disposal of discontinued operations.................         --           --        10,657        --          --          --
Income (loss) before reorganization items and extraordinary
  items.....................................................    (57,470 )     (7,196)      (43,666)  (47,003)    (42,963)     32,383
Reorganization Items:
Professional fees and other expenses........................     (8,156 )         --            --        --          --          --
Adjust accounts to fair value...............................     83,004           --            --        --          --          --
Extraordinary item--gain (loss) on early extinguishment or
  discharge of debt.........................................    730,589           --        (8,561)  (12,616)         --          --
Net income (loss)...........................................  $ 747,967     $ (7,196)     $(52,227) $(59,619) $  (42,963) $   32,383
Earnings (loss) per common share:
Loss from continuing operations before extraordinary item...                $  (0.33)     $  (1.59) $  (1.78) $    (1.54) $     1.04
Income (loss) from discontinued operations and disposal of
  discontinued operations...................................                    0.04         (0.16)       --          --          --
Income (loss) before extraordinary item.....................                   (0.29)        (1.75)    (1.78)      (1.54)       1.04
Extraordinary loss on early extinguishment of debt..........                      --         (0.35)    (0.48)         --          --
Net income (loss)...........................................       --(A )   $  (0.29)     $  (2.10) $  (2.26) $    (1.54) $     1.04


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



    The following table sets forth the name and certain other information about each director of the Registrant:



NAME, AGE, AND DATE                                              POSITION WITH THE REGISTRANT,
FIRST BECAME A                                           PRINCIPAL OCCUPATIONS DURING PAST FIVE YEARS
DIRECTOR                   TERM EXPIRING                            AND OTHER DIRECTORSHIPS
------------------------  ---------------  -------------------------------------------------------------------------
E. Mac Crawford                   1997     Chairman of the Board, President and Chief Executive Officer (since
47                                         1993); President and Chief Operating Officer (1992-1993); Executive Vice
April 1990                                 President--Hospital Operations (1990-1992). Director of First Union
                                           National Bank of Georgia and Integrated Health Services, Inc.

Raymond H. Kiefer                 1997     Retired insurance executive (since 1992); President, Allstate Insurance
69                                         Company (1989-1992).
July 1992

Gerald L. McManis                 1997     President of McManis Associates, Inc. (strategy development and
60                                         management consulting firm for healthcare and healthcare- related
February 1994                              companies) (since 1965). Director of MMI Companies, Inc.

Andre C. Dimitriadis              1998     Chairman and Chief Executive Officer of LTC Properties (a healthcare real
56                                         estate investment trust) (since 1992); Executive Vice President and Chief
July 1992                                  Financial Officer, Beverly Enterprises, Inc. (nursing homes) (1989-1992).
                                           Director of Health Management, Inc. and Assisted Living Concepts, Inc.

A.D. Frazier, Jr.                 1998     Executive Vice President, Invesco PLC (a registered investment advisor)
52                                         (since 1996); Senior Executive Vice President and Chief Operating Officer
May 1995                                   for the Atlanta Committee for the Olympic Games (1991-1996). Director of
                                           the INVESCO Funds/The EBI Funds/INVESCO Treasurer's Series Trust/The
                                           Global Health Sciences Fund.

G. Fred DiBona, Jr.               1998     Director, President and Chief Executive Officer of Independence Blue
45                                         Cross (a health insurance company) (since 1990). Director of Pennsylvania
January 1996                               Savings Bank and Philadelphia Suburban Water Company.

Edwin M. Banks                    1999     Securities Analyst, W.R. Huff Asset Management Co., LLC (a registered
34                                         investment advisor) (1988 - present). Director of American Communications
July 1992                                  Services, Inc. and Del Monte Corporation.

Darla D. Moore                    1999     Private Investor, Rainwater, Inc. (investments) (since 1994); Managing
42                                         Director, The Chase Manhattan Bank, N.A. (commercial banking)
February 1996                              (1982-1994).



    The name and certain other information about each executive officer of the Registrant is set forth in Item 1, "Executive Officers of the Registrant."



    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Exchange Act requires the Registrant's directors, certain officers and persons who own more than 10% percent of the Common

Stock to file reports of ownership and changes in ownership with the SEC and furnish copies of such reports to the Registrant. Based solely on a review of the copies of such forms furnished to the Registrant, or written representations that no other reports were required, the Registrant believes that all persons who are required to comply with the Section 16(a) filing requirements with respect to the Common Stock have complied with such filing requirements on a timely basis.



ITEM 11. EXECUTIVE COMPENSATION



    The following table sets forth the compensation paid by the Registrant to its Chief Executive Officer and the four most highly compensated executive officers other than the chief executive officer (the "Named Executive Officers") for the three fiscal years ended September 30, 1996:



                           SUMMARY COMPENSATION TABLE



                                               ANNUAL COMPENSATION                          LONG-TERM
                                 ------------------------------------------------  ----------------------------
      NAME AND PRINCIPAL           FISCAL                           OTHER ANNUAL   COMPENSATION     ALL OTHER
           POSITIONS                YEAR       SALARY      BONUS    COMPENSATION(1) OPTIONS(#)(2) COMPENSATION(3)
-------------------------------  -----------  ---------  ---------  -------------  -------------  -------------

E. Mac Crawford                        1996   $ 712,500  $ 153,500    $      --        300,000      $ 181,936
Chairman of the Board,                 1995     600,000         --      177,236             --        204,095
  President and Chief Executive        1994     600,000    369,000        1,009         90,000        332,135
  Officer

Craig L. McKnight (4)                  1996     361,250     50,000           --         25,000         73,891
Executive Vice President and           1995     204,167         --       45,668        100,000         11,218
  Chief Financial Officer

Steve J. Davis (5)                     1996     256,667     50,000           --         40,000         50,449
Executive Vice President--             1995     182,083         --       21,121             --         91,972
  Administrative Services and          1994      15,000      8,484        1,270         17,500          2,828
  General Counsel

Henry T. Harbin (6)                    1996     236,705    167,195           --        100,000         10,750
Executive Vice President and
  President and Chief Executive
  Officer of Green Spring
  Health Services, Inc.

John M. DeStefanis (7)                 1996     255,993     50,000      125,399        100,000         45,702
Executive Vice President and
  President and Chief Operating
  Officer of Charter Behavioral
  Health Systems, Inc.


------------------------


(1) Other Annual Compensation for fiscal 1996 includes the reimbursement of relocation expenses of $111,219 for Mr. DeStefanis. Other Annual Compensation for fiscal 1995 includes: (a) reimbursement of relocation expenses of $157,558 and $38,289 for Messrs. Crawford and McKnight, respectively and (b) a car allowance of $12,000 for Mr. Davis.



(2) Represents the number of stock options granted under the Registrant's 1994 Stock Option Plan and 1996 Stock Option Plan.



(3) All Other Compensation for fiscal 1996 includes: (a) contributions to the ESOP of $18,050, $22,795 and $22,795 for Messrs. Crawford, McKnight and Davis, respectively, which represents the Registrant's expense (the fair value of the ESOP shares on the date earned were $699, $883 and $883 for Messrs. Crawford, McKnight and Davis, respectively); (b) contributions to the Registrant's 401(k)

    Plan of $5,250 for Mr. Crawford and contributions to the Green Spring 401(k) Plan of $10,750 for Mr. Harbin, (c) amounts deposited in trust pursuant to the Executive Benefits Plan of $137,191, $40,150, $23,375 and $38,500 for Messrs. Crawford, McKnight, Davis and DeStefanis, respectively, (d) premiums paid for life and disability insurance of $19,840, $10,260, $3,595 and $6,672 for Messrs. Crawford, McKnight, Davis and DeStefanis, respectively, and (e) term life insurance premiums of $1,605, $686, $684 and $530 for Messrs. Crawford, McKnight, Davis and DeStefanis, respectively. All Other Compensation for fiscal 1995 includes: (a) contributions to the ESOP of $20,408 and $18,560 for Messrs. Crawford and Davis, respectively, which represents the Registrant's expense (the fair value of the ESOP shares on the date earned were $465 and $424 for Messrs. Crawford, and Davis, respectively); (b) contributions to the Registrant's 401(k) Plan of $5,250 for Mr. Crawford, (c) amounts deposited in trust pursuant to the Executive Benefits Plan of $104,877 and $25,897 for Messrs. Crawford and Davis, respectively, (d) premiums paid for life and disability insurance of $72,954 and $4,410 for Messrs. Crawford and Davis, respectively, (e) term life insurance premiums of $606, $208 and $685 for Messrs. Crawford, McKnight and Davis, respectively and (f) amount payable to Mr. Davis of $42,420 pursuant to Mr. Davis achieving performance goals set relating to his employment with the Registrant.



(4) Mr. McKnight became an employee of the Registrant effective March 1, 1995.



(5) Mr. Davis became an employee of the Registrant effective September 1, 1994.



(6) Dr. Harbin became an executive officer of the Registrant effective December 13, 1995.



(7) Mr. DeStefanis became an employee of the Registrant effective January 8, 1996.



                          OPTION GRANTS IN FISCAL 1996



    The following table sets forth certain information with respect to grants of options to the Named Executive Officers during fiscal 1996, and the potential realizable value of such options on September 30, 1996:



                                                                INDIVIDUAL GRANTS
                                              ------------------------------------------------------     POTENTIAL REALIZABLE
                                               NUMBER OF    PERCENTAGE OF                                  VALUE AT ASSUMED
                                              SECURITIES        TOTAL                                   ANNUAL RATES OF STOCK
                                              UNDERLYING       OPTIONS                                    PRICE APPRECIATION
                                                OPTIONS      GRANTED TO                   EXERCISE         FOR OPTION TERM
                                                GRANTED     EMPLOYEES IN       PRICE     EXPIRATION   --------------------------
NAME                                            (#)(1)       FISCAL 1996     PER SHARE      DATE           5%           10%
--------------------------------------------  -----------  ---------------  -----------  -----------  ------------  ------------
E. Mac Crawford.............................     300,000           19.1%     $   18.25     11/30/05   $  3,443,198  $  8,725,740
Craig L. McKnight...........................      25,000            1.6%         18.25     11/30/05        286,933       727,145
Steve J. Davis..............................      40,000            2.5%         18.25     11/30/05        459,093     1,163,432
Henry T. Harbin.............................     100,000            6.4%         18.875    11/30/05      1,187,039     3,008,189
John M. DeStefanis..........................     100,000            6.4%         22.50     01/08/06      1,415,013      3,585,91


------------------------


(1) Options were granted to Mr. DeStefanis under the 1994 Stock Option Plan which become exercisable over three years at the rate of 33 1/3% of the total number of options per year. Options were granted to Messrs. Crawford, McKnight, Davis and Harbin under the 1996 Stock Option Plan which become exercisable over four years at the rate of 25% of the total number of options per year.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                    AND OPTION VALUES AT SEPTEMBER 30, 1996



    The following table sets forth certain information with respect to options exercised by the Named Executive Officers during fiscal 1996, and the number and value of options held on September 30, 1996:



                                                                                                   VALUE OF UNEXERCISED
                                                                            NUMBER OF                  IN-THE-MONEY
                                                                       UNEXERCISED OPTIONS              OPTIONS AT
                                           SHARES        VALUE        AT SEPTEMBER 30, 1996      SEPTEMBER 30, 1996($)(2)
                                        ACQUIRED ON     REALIZED    --------------------------  ---------------------------
NAME                                    EXERCISE(#)      ($)(1)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------------------  ------------  ------------  -----------  -------------  ------------  -------------
E. Mac Crawford.......................      100,000   $  1,926,500     425,440        330,000   $  5,949,406   $   750,000
Craig L. McKnight.....................           --             --      33,333         91,667         81,266       225,034
Steve J. Davis........................           --             --      11,667         45,833             --       100,000
Henry T. Harbin.......................           --             --          --        100,000             --       187,500
John M. DeStefanis....................           --             --          --        100,000             --            --


------------------------


(1) Value realized is the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise, multiplied by the number of shares to which the option relates.



(2) The closing price for the Common Stock as reported on September 30, 1996 was $20.75. The value of unexercised in-the-money options is the difference of the per share option exercise price and $20.75, multiplied by the number of shares of Common Stock underlying in-the-money options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth certain information as of December 31, 1996 (except as otherwise noted) with respect to any person known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock:



                                                                                   AMOUNT AND NATURE
                                                                                     OF BENEFICIAL        PERCENT OF
NAME AND ADDRESS                                                                       OWNERSHIP             CLASS
-------------------------------------------------------------------------------  ----------------------  -------------
Rainwater-Magellan Holdings, L.P.                                                      6,000,000(1)             19.6%
777 Main Street
Suite 2700
Ft. Worth, TX 76102

Nicholas Company, Inc.(2)                                                              2,804,000                 9.8%
700 North Water Street
Suite 1010
Milwaukee, WI 53202

Wellington Management Company, LLP(3)                                                  2,426,400                 8.5%
75 State Street
Boston, MA 02109

Lazard Freres & Co., LLC(4)                                                            1,761,000                 6.2%
30 Rockefeller Plaza
New York, NY 10020

First Pacific Advisors, Inc.(5)                                                        1,592,500                 5.6%
11400 West Olympic Blvd.
Suite 1200
Los Angeles, CA 90064


------------------------


(1) Includes 2,000,000 shares of Common Stock that Rainwater-Magellan Holdings, L.P. ("Rainwater-Magellan") has the right to acquire pursuant to the Rainwater-Magellan Warrant. Under the rules of the SEC, Rainwater, Inc., the general partner of Rainwater-Magellan, and Richard E. Rainwater, the sole owner and sole director of Rainwater, Inc., are also deemed to be beneficial owners of the shares owned by Rainwater-Magellan. Information concerning beneficial ownership of securities by Rainwater-Magellan is based on its
    Schedule 13D, dated November 26, 1996. Darla D. Moore, a director of the Registrant, is the spouse of Richard E. Rainwater.



(2) Information concerning beneficial ownership of securities by Nicholas Company, Inc. is based on its Form 13F, dated September 18, 1996.



(3) Information concerning beneficial ownership of securities by Wellington Management Company, LLP is based on its Form 13F, dated November 4, 1996.



(4) Information concerning beneficial ownership of securities by Lazard Freres & Co., LLC is based on its Form 13F, dated November 15, 1996.



(5) Information concerning beneficial ownership of securities by First Pacific Advisors, Inc. is based on information provided to the Registrant on January 3, 1997.



    Nicholas Company, Inc. is a registered investment advisor and possesses sole dispositive power over the 2,804,000 shares of Common Stock owned by it. Nicholas Fund, Inc. is a registered investment company managed by Nicholas Company, Inc. and possesses sole voting power over 2,600,000 shares of the 2,804,000 shares owned by Nicholas Company, Inc. Albert O. Nicholas may be deemed to be a beneficial owner of the shares held by Nicholas Company, Inc. under SEC rules because of his control of Nicholas Company, Inc. Mr. Nicholas is the President, a director and majority stockholder of Nicholas Company, Inc. and disclaims beneficial ownership of all securities reported as beneficially owned by Nicholas Company, Inc.



    Wellington Management Company, LLP is an institutional investment manager and possesses sole dispositive power over 2,393,300 shares of Common Stock and shares dispositive power over 33,100 shares of Common Stock owned by it. Wellington Management Company, LLP possesses sole voting authority over 1,199,000 shares of Common Stock, shared voting power over 33,100 shares of Common Stock and no voting power over 1,194,300 shares of Common Stock.



    Lazard Freres & Co., LLC is an institutional money manager and possesses sole dispositive power over 1,635,000 shares of the 1,761,000 shares of Common Stock owned by it and possesses sole voting authority over all of the Common Stock owned by it.



    First Pacific Advisors, Inc. is an institutional money manager and possesses sole dispositive power over all of the shares of Common Stock owned by it and possesses no voting power over such shares.



    SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth certain information concerning the beneficial ownership of Common Stock by (i) directors, (ii) the Named Executive Officers and (iii) directors and executive officers as a group, as of December 31, 1996:



                                                        AMOUNT AND NATURE
                                                          OF BENEFICIAL          PERCENT OF
NAME                                                     OWNERSHIP(1)(2)      TOTAL OUTSTANDING
-----------------------------------------------------  --------------------  -------------------
E. Mac Crawford......................................      530,794                      1.8%
Craig L. McKnight....................................       72,954                    *
Steve J. Davis.......................................       21,724                    *
Henry T. Harbin......................................       25,000                    *
John M. DeStefanis...................................       33,333                    *
Edwin M. Banks(3)....................................       33,250                    *
G. Fred DiBona, Jr.(4)...............................      895,815                      3.0%
Andre C. Dimitriadis.................................       32,750                    *
A.D. Frazier, Jr.....................................       22,250                    *
Raymond H. Kiefer....................................       33,750                    *
Gerald L. McManis....................................       27,750                    *
Darla D. Moore(5)....................................    6,006,250                     19.6%

All directors and executive
  officers as a group (12 persons)...................    7,735,620(4)(5)(6)            23.9%


------------------------


 *  Less than 1% of total outstanding.



(1) Includes 530,440, 72,917, 21,667, 25,000 and 33,333 shares that Messrs.
    Crawford, McKnight, Davis, Harbin and DeStefanis, respectively, have the right to acquire upon the exercise of options and warrants within 60 days of December 31, 1996.



(2) Includes 32,750 shares that each of Messrs. Dimitriadis, Kiefer and Banks have the right to acquire, 27,750 shares that Mr. McManis has the right to acquire, 22,250 shares that Mr. Frazier has the right to acquire and 6,250 shares that Mr. DiBona and Ms. Moore each have the right to acquire within 60 days of December 31, 1996.



(3) Does not include shares owned by W.R. Huff Asset Management Co., LLC ("Huff"), of which Mr. Banks disclaims beneficial ownership. Mr. Banks is a Securities Analyst with Huff.

(4) Includes 889,565 shares that Independence Blue Cross has the right to acquire pursuant to the Exchange Option. Mr. DiBona is a director and the President and Chief Executive Officer of Independence Blue Cross and disclaims beneficial ownership of all securities attributed to him because of his official positions with Independence Blue Cross.



(5) Includes 4,000,000 shares owned by Rainwater-Magellan and 2,000,000 shares that Rainwater-Magellan has the right to acquire pursuant to the Rainwater-Magellan Warrant. Ms. Moore is the spouse of Richard E. Rainwater, the sole stockholder and sole director of Rainwater, Inc., which is the sole general partner of Rainwater-Magellan.



(6) Includes 844,107 shares that the directors and executive officers have the right to acquire upon the exercise of options and units, 889,565 shares that Independence Blue Cross has the right to acquire upon exercise of the Exchange Option and 2,000,000 shares that Rainwater-Magellan has the right to acquire upon the exercise of the Rainwater-Magellan Warrant, all of which are exercisable within 60 days of December 31, 1996.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    Gerald L. McManis, a director of the Registrant, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm. During fiscal 1996, MAI provided consulting services to the Registrant with respect to the development of strategic plans and a review of the Registrant's business processes. The Registrant paid approximately $274,000 in fees for such services during fiscal 1996 and reimbursed MAI approximately $13,000 for expenses.



    G. Fred DiBona, Jr., a director of the Registrant, is a director and the President and Chief Executive Officer of Independence Blue Cross. As of December 31, 1996, Independence Blue Cross had a 12.25% equity interest in Green Spring.



    The Registrant acquired a 51%-equity interest in Green Spring on December 13, 1995 for approximately $68.9 million in cash, the issuance of Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Registrant, to Green Spring. The minority stockholders of Green Spring, including Independence Blue Cross, have the option under certain circumstances, to exchange their equity interests in Green Spring for 2,831,739 shares of Common Stock or $65.1 million in subordinated notes. In the event of an exchange, the Registrant may elect to pay cash in lieu of issuing subordinated notes. The Exchange Option expires on December 13, 1998. The consideration paid and terms of the Exchange Option were determined through arm's length negotiations that considered, among other factors, the historical and projected income of Green Spring and the value of GPA. The consideration paid by the Registrant was determined by the Board with the advice of management and the Registrant's investment bankers. On December 20, 1995, the Registrant acquired an additional 10% equity interest in Green Spring for $16.7 million in cash as a result of the exercise of the Exchange Option by a minority stockholder of Green Spring. The Registrant had a 61%-equity interest in Green Spring as of December 31, 1996.



    On December 13, 1995, as part of the Registrant's initial investment in Green Spring, Independence Blue Cross sold a 4.42% equity interest in Green Spring, in which it had a cost basis of $3.2 million, to the Registrant for $5.4 million in cash. The Exchange Option gives Independence Blue Cross the right, until December 13, 1998, to exchange its remaining equity interest in Green Spring for a maximum of 889,565 shares of Common Stock or $20.5 million in subordinated notes.



    Independence Blue Cross and its affiliated entities contract with Green Spring for provider network, case management and medical review services pursuant to contractual relationships entered into on July 7, 1994, with terms of up to five years. During fiscal 1996 (since December 13, 1995, the date the Registrant acquired its initial equity interest in Green Spring), Independence Blue Cross and its affiliated entities paid Green Spring approximately $29.2 million. As of September 30, 1996, Independence Blue Cross and its affiliated entities owed Green Spring approximately $9.6 million. Green Spring recorded revenue of approximately $32.8 million from Independence Blue Cross during fiscal 1996.



    On July 7, 1994, Independence Blue Cross sold a subsidiary to Green Spring in exchange for a $15.0 million promissory note. As of December 31, 1996, $9.0 million remained outstanding under such promissory note and is due and payable in equal installments on July 7, 1997, 1998 and 1999.



    Darla D. Moore, a director of the Registrant, is the spouse of Richard E. Rainwater. Mr. Rainwater is the sole stockholder and the sole director of Rainwater, Inc., the general partner of Rainwater-Magellan. As of December 31, 1996, Rainwater-Magellan beneficially owned 6,000,000 shares of Common Stock (including the 2,000,000 shares which can be purchased under the Rainwater-Magellan Warrant), which represented in the aggregate 19.6% of the Common Stock. Rainwater-Magellan purchased the Common Stock and the Rainwater-Magellan Warrant on January 25, 1996 in a private transaction (the "Private Placement").



    As part of the Private Placement agreements, Rainwater-Magellan has the right to designate a nominee acceptable to the Registrant for election as a director of the Registrant for so long as the Rainwater Group continues to own beneficially a specified minimum number of shares of Common Stock. Rainwater-Magellan proposed Ms. Moore as its nominee for director, and Ms. Moore was elected a director by the Board in February 1996.



    As part of the Private Placement agreements, the Registrant agreed (i) to pay a transaction fee of $150,000; (ii) to reimburse certain expenses of Rainwater, Inc. in connection with the Private Placement; (iii) to pay Richard
E. Rainwater and his affiliates (the "Rainwater Group") an annual monitoring fee of $75,000 commencing on March 31, 1996; and (iv) to reimburse the Rainwater Group for reasonable fees and expenses (up to a maximum of $25,000 annually) incurred in connection with its ownership of the Common Stock and the Rainwater-Magellan Warrant. The Registrant also agreed under the Private Placement agreements to reimburse the Rainwater Group in the future for one additional filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") if an HSR Act filing is required in connection with an exercise of the Rainwater-Magellan Warrant. From the date of the Private Placement through November 30, 1996, the Registrant paid to the Rainwater Group under the Private Placement agreements an aggregate of $306,344, consisting of a transaction fee of $150,000, expense reimbursement in connection with the Private Placement of $86,156, and monitoring fees and expenses of $70,188. Excluded from these amounts are directors' fees and expense reimbursement paid to Ms. Moore in her capacity as a director of the Registrant.

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


                                MAGELLAN HEALTH SERVICES, INC.
                                (Registrant)

Date: January 24, 1997                    /S/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                            Craig L. McKnight
                                       Executive Vice President and
                                         Chief Financial Officer

Date: January 24, 1997                     /S/ HOWARD A. MCLURE
                                ------------------------------------------
                                             Howard A. McLure
                                      Vice President and Controller
                                        (Chief Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ E. MAC CRAWFORD        Chairman of the Board of
------------------------------    Directors, President and    January 24, 1997
       E. Mac Crawford            Chief Executive Officer

      /s/ EDWIN M. BANKS        Director
------------------------------                                January 24, 1997
        Edwin M. Banks

   /s/ G. FRED DIBONA, JR.      Director
------------------------------                                January 24, 1997
     G. Fred DiBona, Jr.

   /s/ ANDRE C. DIMITRIADIS     Director
------------------------------                                January 24, 1997
     Andre C. Dimitriadis

    /s/ A.D. FRAZIER, JR.       Director
------------------------------                                January 24, 1997
      A.d. Frazier, Jr.

    /s/ RAYMOND H. KIEFER       Director
------------------------------                                January 24, 1997
      Raymond H. Kiefer

    /s/ GERALD L. MCMANIS       Director
------------------------------                                January 24, 1997
      Gerald L. McManis

      /s/ DARLA D. MOORE        Director
------------------------------                                January 24, 1997
        Darla D. Moore

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