Form 10-Q
period 1996-12-31
MAGELLAN HEALTH SERVICES INC
filed 1997-02-13
CIK 19411

--------------------------------------------------------------------------------



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

         (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________________ to ____________________
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

                      ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of January 31, 1997, was 28,686,091.

--------------------------------------------------------------------------------


                                             ADDITIONAL REGISTRANTS(1)

                                                                                        Address including zip code,
                                    State or other                                         and telephone number
    Exact name of                   jurisdiction of           I.R.S. Employer              including area code,
registrant as specified             incorporation             Identification             of registrant's principal
   in its charter                   or organization               Number                     executive offices
--------------------                --------------            --------------            ------------------------

Behavioral Heath Systems            Indiana                   35-1990127                3414 Peachtree Rd., N.E.
  of Indiana, Inc.                                                                      Suite 1400
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
                                                                                        (619) 465-4411

Charter Asheville                   North Carolina            58-2097827                60 Caledonia Road
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
                                                                                        (704) 253-3681









                                             ADDITIONAL REGISTRANTS(1)

                                                                                        Address including zip code,
                                    State or other                                         and telephone number
    Exact name of                   jurisdiction of           I.R.S. Employer              including area code,
registrant as specified             incorporation             Identification             of registrant's principal
   in its charter                   or organization               Number                     executive offices
--------------------                --------------            --------------            ------------------------


The Charter Arbor Indy              Delaware                  58-2265776                3414 Peachtree Rd., N.E.
  Behavioral Health System, LLC                                                         Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Augusta Behavioral          Georgia                   58-1615676                3100 Perimeter Parkway
 Health System, Inc.                                                                    P.O. Box 14939
                                                                                        Augusta, GA 30909
                                                                                        (404) 868-6625

Charter Bay Harbor Behavioral       Florida                   58-1640244                3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                    Suite 1400
                                                                                        Atlanta, Georgia  30326
                                                                                        (404) 841-9200

The Charter Beacon Behavioral       Delaware                  35-1994155                1720 Beacon Street
 Health System, LLC                                                                     Fort Wayne, IN  46805
                                                                                        (219) 423-3651

Charter Behavioral Health System    New Jersey                58-2097832                19 Prospect Street
 at Fair Oaks, Inc.                                                                     Summit, NJ  07901
                                                                                        (908) 277-9102

Charter Behavioral Health System    Maryland                  52-1866212                522 Thomas Run Road
 at Hidden Brook, Inc.                                                                  Bel Air, MD  21014
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
                                                                                        (512) 837-1800







                                          ADDITIONAL REGISTRANTS(1)

                                                                                        Address including zip code,
                                    State or other                                         and telephone number
    Exact name of                   jurisdiction of           I.R.S. Employer              including area code,
registrant as specified             incorporation             Identification             of registrant's principal
   in its charter                   or organization               Number                     executive offices
--------------------                --------------            --------------            ------------------------


Charter Behavioral Health System    Texas                     76-0430571                3414 Peachtree Rd., N.E.
 of Baywood, Inc.                                                                       Suite 1400
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
                                                                                        (912) 474-6200

Charter Behavorial Health System    Virginia                  54-1765921                1500 Westbrook Avenue
 of Central Virginia, Inc.                                                              Richmond, VA 23227
                                                                                        (804) 266-9671

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
                                                                                        (804) 977-1120

Charter Behavioral Health System    Illinois                  58-1315760                3414 Peachtree Rd., N.E.
 of Chicago, Inc.                                                                       Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Behavioral Health System    California                58-1473063                3414 Peachtree Rd., N.E.
 of Chula Vista, Inc.                                                                   Suite 1400
                                                                                        Atlanta, GA  30326
                                                                                        (404) 841-9200

Charter Behavioral Health System    Missouri                  61-1009977                200 Portland Street
 of Columbia, Inc.                                                                      Columbia, MO  65201
                                                                                        (314) 876-8000

Charter Behavioral Health System    Texas                     58-1513305                3126 Rodd Field Road
 of Corpus Christi, Inc.                                                                Corpus Christi, TX  78414
                                                                                        (512) 993-8893

Charter Behavioral Health System    Texas                     58-1513306                6800 Preston Road
 of Dallas, Inc.                                                                        Plano, TX  75024
                                                                                        (214) 964-3939

Charter Behavioral Health System    Maryland                  52-1866214                3680 Warwick Road, Route 1
 of Delmarva, Inc.                                                                      East New Market, MD  21631
                                                                                        (410) 943-8108

The Charter Behavioral Health SystemDelaware                  35-1994080                7200 East Indiana
 of Evansville, LLC                                                                     Evansville, IN  47715
                                                                                        (812) 475-7200





                                             ADDITIONAL REGISTRANTS(1)

                                                                                        Address including zip code,
                                    State or other                                         and telephone number
    Exact name of                   jurisdiction of           I.R.S. Employer              including area code,
registrant as specified             incorporation             Identification             of registrant's principal
   in its charter                   or organization               Number                     executive offices
--------------------                --------------            --------------            ------------------------


Charter Behavioral Health System    Texas                     58-1643151                3414 Peachtree Rd., N.E.
 of Fort Worth, Inc.                                                                    Suite 1400
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
                                                                                        (601) 939-9030

Charter Behavioral Health System    Florida                   58-1483015                3414 Peachtree Rd., N.E.
 of Jacksonville, Inc.                                                                  Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

The Charter Behavioral Health SystemDelaware                  35-1994087                2700 River City Park Drive
 of Jefferson, LLC                                                                      Jeffersonville, IN 47130
                                                                                        (812) 284-3400

Charter Behavioral Health System    Kansas                    58-1603154                8000 West 127th Street
 of Kansas City, Inc.                                                                   Overland Park, KS  66213
                                                                                        (913) 897-4999

Charter Behavioral Health System    Louisiana                 72-0686492                302 Dulles Drive
 of Lafayette, Inc.                                                                     Lafayette, LA  70506
                                                                                        (318) 233-9024

Charter Behavioral Health System    Louisiana                 62-1152811                4250 Fifth Avenue, South
 of Lake Charles, Inc.                                                                  Lake Charles, LA  70605
                                                                                        (318) 474-6133

The Charter Behavioral Health SystemDelaware                  35-1994736                3414 Peachtree Rd., N.E.
 of Michigan City, LLC                                                                  Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Behavioral Health System    Mississippi               58-2138622                3414 Peachtree Rd., N.E.
 of Mississippi, Inc.                                                                   Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Behavioral Health System    Alabama                   58-1569921                3414 Peachtree Rd., N.E.
 of Mobile, Inc.                                                                        Suite 1400
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
                                                                                        (505) 265-8800

Charter Behavioral Health System    North Carolina            56-1908581                3414 Peachtree Rd., N.E.
 of North Carolina, Inc.                                                                Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Behavioral Health System    California                58-1857277                101 Cirby Hills Drive
 of Northern California, Inc.                                                           Roseville, CA  95678
                                                                                        (916) 969-4666

Charter Behavioral Health System    Arkansas                  58-1449455                4253 Crossover Road
 of Northwest Arkansas, Inc.                                                            Fayetteville, AR  72703
                                                                                        (501) 521-5731

The Charter Behavioral Health SystemDelaware                  35-1994154                101 West 61st Avenue
 of Northwest Indiana, LLC                                                              State Road 51
                                                                                        Hobart, IN  46342
                                                                                        (219) 947-4464

Charter Behavioral Health System    Kentucky                  61-1006115                435 Berger Road
 of Paducah, Inc.                                                                       Paducah, KY  42002-7609
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
                                                                                        (912) 354-3911

Charter Behavioral Health System    Arkansas                  71-0752815                3414 Peachtree Rd., N.E.
 of Texarkana, Inc.                                                                     Suite 1400
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
                                                                                        (714) 735-2910

Charter Behavioral Health System    Ohio                      58-1731068                1725 Timberline Road
 of Toledo, Inc.                                                                        Maumee, Ohio 43537
                                                                                        (419) 891-9333

Charter Behavioral Health System    Arizona                   86-0757462                3414 Peachtree Rd., N.E.
 of Tucson, Inc.                                                                        Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200




                                             ADDITIONAL REGISTRANTS(1)

                                                                                        Address including zip code,
                                    State or other                                         and telephone number
    Exact name of                   jurisdiction of           I.R.S. Employer              including area code,
registrant as specified             incorporation             Identification             of registrant's principal
   in its charter                   or organization               Number                     executive offices
--------------------                --------------            --------------            ------------------------


Charter Behavioral Health System    California                33-0606644                3414 Peachtree Rd., N.E.
 of Visalia, Inc.                                                                       Suite 1400
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
                                                                                        (404) 841-9200

Charter Indiana BHS                 Indiana                   58-2247985                3414 Peachtree Rd., N.E.
 Holding, Inc.                                                                          Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

The Charter Indianapolis Behavioral Delaware                  35-1994923                5602 Caito Drive
 Health System, LLC                                                                     Indianapolis, IN  46226
                                                                                        (317) 545-2111

The Charter Lafayette Behavioral    Delaware                  35-1994151                3700 Rome Drive
 Health System, LLC                                                                     Lafayette, IN  47905
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
                                                                                        (501) 851-8700

Charter Louisiana Behavioral        Louisiana                 72-1319231                1514 Doctor's Drive
 Health System, Inc.                                                                    Suite 102
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
                                                                                        (502) 896-0495

Charter Meadows Behavioral          Maryland                  52-1866216                3414 Peachtree Rd., N.E.
  Health System, Inc.                                                                   Suite 1400
                                                                                        Atlanta, GA 30326
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
                                                                                        (404) 841-9200

Charter Managed Care Sales and      Georgia                   58-1195352                3414 Peachtree Rd., N.E.
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
                                                                                        (602) 899-8989

Charter Medical of England          United Kingdom            N/A                       111 Kings Road
 Limited                                                                                Box 323
                                                                                        London SW3 4PB
                                                                                        London, England
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
                                                                                        (907) 258-7575

Charter Northbrooke                 Wisconsin                 39-1784461                46000 W. Schroeder Drive
 Behavioral Health System, Inc.                                                         Brown Deer, WI 53223
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
                                                                                        (803) 796-9911

Charter Rockford Behavioral         Delaware                  51-0374617                100 Rockford Drive
  Health System, Inc.                                                                   Newark, DE 19713
                                                                                        (302) 996-5480

Charter San Diego Behavioral        California                58-1669160                11878 Avenue of Industry
 Health System, Inc.                                                                    San Diego, CA  92128
                                                                                        (619) 487-3200

Charter Sioux Falls Behavioral      South Dakota              58-1674278                2812 South Louise Avenue
 Health System, Inc.                                                                    Sioux Falls, SD  57106
                                                                                        (605) 361-8111

The Charter South Bend Behavioral   Delaware                  35-1994307                6704 N. Gumwood Drive
 Health System, LLC                                                                     Granger, IN  46530
                                                                                        (219) 272-9799

Charter Springs Behavioral          Florida                   58-1517461                3130 S.W. 27th Avenue
 Health System, Inc.                                                                    Ocala, FL  32674
                                                                                        (904) 237-7293

Charter Springwood                  Virginia                  58-2097829                Route 4, Box 50
 Behavioral Health System, Inc.                                                         Leesburg, VA  22075
                                                                                        (703) 777-0800

Charter Suburban Hospital           Texas                     75-1161721                3414 Peachtree Rd., N.E.
 of Mesquite, Inc.                                                                      Suite 1400
                                                                                        Atlanta, GA  30326
                                                                                        (404) 841-9200

The Charter Terre Haute Behavioral  Delaware                  35-1994308                1400 Crossing Boulevard
 Health System, LLC                                                                     Terre Haute, IN  47802
                                                                                        (812) 299-4196

Charter Thousand Oaks Behavioral    California                58-1731069                3414 Peachtree Rd., N.E.
  Health System, Inc.                                                                   Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Westbrook Behavioral        Virginia                  54-0858777                1500 Westbrook Avenue
 Health System, Inc.                                                                    Richmond, VA 23227
                                                                                        (804) 266-9671

Charter White Oak Behavioral        Maryland                  52-1866223                3414 Peachtree Rd., N.E.
  Health System, Inc.                                                                   Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200





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
                                                                                        (205) 794-4357

Correctional Behavioral             Delaware                  58-2180940                3414 Peachtree Rd., N.E.
  Solutions, Inc.                                                                       Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Correctional Behavioral             Indiana                   35-1978792                3414 Peachtree Rd., N.E.
  Solutions of Indiana, Inc.                                                            Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Correctional Behavioral             New Jersey                22-3436964                3000 Atrium Way
 Solutions of New Jersey, Inc.                                                          Suite 410
                                                                                        Mount Laurel, NJ
                                                                                        (609) 235-2339

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
                                                                                        (603) 886-5000

Nevada Behavioral Services, Inc.    Nevada                    Applied for               3414 Peachtree Rd., N.E.
                                                                                        Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

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
                                                                                        (404) 841-9200


Wisconsin Mentor, Inc.              Wisconsin                 39-1840054                313 Congress St.
                                                                                        Boston, MA 00210
                                                                                        (617) 790-4800

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

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------
PART I - Financial Information:

         Condensed Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1996.............................1

         Condensed Consolidated Statements of Operations -
          For the Three Months ended December 31, 1995 and 1996................3

         Condensed Consolidated Statements of Cash Flows -
          For the Three Months ended December 31, 1995 and 1996................4

         Notes to Condensed Consolidated Financial Statements..................5

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13


PART II - Other Information:

         Item 1. - Legal Preceedings..........................................19

         Item 5. - Other Information..........................................19

         Item 6. - Exhibits and Reports on Form 8-K...........................20

         Signatures...........................................................21

                         MAGELLAN HEALTH SERVICES, INC.

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION




                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                     September 30,  December 31,
                                                         1996          1996
                                                     -------------  ------------

                            ASSETS
Current Assets:
       Cash and cash equivalents .................   $   120,945    $   114,452
       Accounts receivable, net ..................       189,878        191,862
       Supplies ..................................         4,753          4,913
       Refundable income taxes ...................         1,323           --
       Other current assets ......................        21,251         27,122
                                                     -----------    -----------
            Total Current Assets .................       338,150        338,349

Property and Equipment:
       Land ......................................        83,431         82,751
       Buildings and improvements ................       388,821        388,832
       Equipment .................................       146,915        150,217
                                                     -----------    -----------
                                                         619,167        621,800
       Accumulated depreciation ..................      (126,053)      (135,083)
                                                     -----------    -----------
                                                         493,114        486,717
       Construction in progress ..................         2,276          3,624
                                                     -----------    -----------
                                                         495,390        490,341

Assets Restricted for Settlement of Unpaid Claims
       and Other Long-Term Liabilities ...........       105,303         94,786

Other Long-Term Assets ...........................        30,755         28,033

Goodwill, net ....................................       128,012        126,991

Other Intangible Assets, net .....................        42,527         40,457


                                                     -----------    -----------
                                                     $ 1,140,137    $ 1,118,957
                                                     ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                September 30,  December 31,
                                                                    1996          1996
                                                                -------------  ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable .....................................   $    78,966    $    72,797
       Accrued liabilities ..................................       189,599        163,555
       Current maturities of long-term debt and
          capital lease obligations .........................         5,751          5,785
                                                                -----------    -----------
                Total Current Liabilities ...................       274,316        242,137

Long-Term Debt and Capital Lease Obligations ................       566,307        581,202

Deferred Income Taxes .......................................        12,368         12,250

Reserve for Unpaid Claims ...................................        73,040         70,449

Deferred Credits and Other Long-Term Liabilities ............        39,769         30,039

Minority Interest ...........................................        52,520         54,816

Commitments and Contingencies

Stockholders' Equity:
       Preferred Stock, without par value
          Authorized - 10,000 shares
          Issued and outstanding - none
       Common Stock, par value $0.25 per share
          Authorized - 80,000 shares
          Issued and outstanding - 33,007 shares at
                September 30, 1996 and 33,030  shares
                at December 31, 1996 ........................         8,252          8,259
       Other Stockholders' Equity
          Additional paid-in capital ........................       327,681        328,390
          Accumulated deficit ...............................      (129,457)      (125,266)
          Warrants outstanding ..............................            54             54
          Common Stock in Treasury, 4,424 shares at September
                30, 1996 and December 31, 1996 ..............       (82,731)       (82,731)
          Cumulative foreign currency adjustments ...........        (1,982)          (642)
                                                                -----------    -----------
                Stockholders' Equity ........................       121,817        128,064


                                                                -----------    -----------
                                                                $ 1,140,137    $ 1,118,957
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



                         MAGELLAN HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                            For the Three Months
                                                                   ended
                                                                December 31,
                                                            ---------------------
                                                               1995        1996
                                                            ---------   ---------
Net revenue .............................................   $ 295,665   $ 346,819
                                                            ---------   ---------

Costs and expenses:
       Salaries,  supplies and other operating expenses .     231,326     284,123
       Bad debt expense .................................      19,788      20,235
       Depreciation and amortization ....................      10,180      13,099
       Interest, net ....................................      13,822      13,569
       Stock option expense .............................       1,823         604
                                                            ---------   ---------
                                                              276,939     331,630
                                                            ---------   ---------

Income before provision for income taxes,
       minority interest and extraordinary item .........      18,726      15,189
Provision for income taxes ..............................       7,959       6,075
                                                            ---------   ---------
Income before minority interest and extraordinary item ..      10,767       9,114
Minority interest .......................................       1,019       1,973
                                                            ---------   ---------
Income before extraordinary item ........................       9,748       7,141
Extraordinary item - loss on early extinquishment of debt
       (net of income tax benefit of $1,967) ............        --        (2,950)
                                                            ---------   ---------
Net income ..............................................   $   9,748   $   4,191
                                                            =========   =========

Average number of common shares outstanding .............      27,994      28,589
                                                            =========   =========

Income per common share:
       Income before extraordinary item .................   $    0.35   $    0.25
       Extraordinary loss on early extinguishment of debt        --         (0.10)
                                                            ---------   ---------
Net income ..............................................   $    0.35   $    0.15
                                                            =========   =========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                           For the Three Months
                                                                                  ended
                                                                                December 31
                                                                           ----------------------
                                                                              1995         1996
                                                                           ----------   ---------
Cash Flows from Operating Activities
       Net income ......................................................   $   9,748    $   4,191
                                                                           ---------    ---------
         Adjustments to reconcile net income
         to net cash provided by operating activities:
              Depreciation and amortization ............................      10,180       13,099
              Stock option expense .....................................       1,823          604
              Non-cash interest expense ................................         600          483
              Gain on sale of assets ...................................        (139)        (493)
              Extraordinary loss on early extinguishment of debt .......        --          4,917
              Cash flows from changes in assets and liabilities, net
                of effects from sales and acquisitions of businesses:
                     Accounts receivable, net ..........................      (5,595)      (1,984)
                     Other assets ......................................      (2,443)      (4,109)
                     Accounts payable and other accrued liabilities ....     (33,602)     (32,046)
                     Reserve for unpaid claims .........................      (1,690)      (2,351)
                     Income taxes payable ..............................       6,196        1,517
                     Other liabilities .................................      (1,311)      (9,729)
                     Minority interest, net of dividends paid ..........       1,163        2,296
                     Other .............................................         168          216
                                                                           ---------    ---------
                          Total adjustments ............................     (24,650)     (27,580)
                                                                           ---------    ---------
                               Net cash used in operating activities ...     (14,902)     (23,389)
                                                                           ---------    ---------

Cash Flows From Investing Activities
       Capital expenditures ............................................      (4,368)      (7,012)
       Acquisitions of businesses, net of cash acquired ................     (47,327)      (1,612)
       Decrease (increase) in assets restricted for settlement of
         unpaid claims .................................................      (3,614)      10,381
       Proceeds from sale of assets ....................................         503        4,822
                                                                           ---------    ---------
                               Net cash provided by (used in)
                                 investing activities ..................     (54,806)       6,579
                                                                           ---------    ---------
Cash Flows From Financing Activities
       Proceeds from issuance of debt, net of issuance costs ...........      68,125      126,825
       Payments on debt and capital lease obligations ..................        (448)    (116,620)
       Proceeds from exercise of stock options and warrants ............        --            112
                                                                           ---------    ---------
                               Net cash provided by financing activities      67,677       10,317
                                                                           ---------    ---------

Net decrease in cash and cash equivalents ..............................      (2,031)      (6,493)
Cash and cash equivalents at beginning of period .......................     105,514      120,945
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $ 103,483    $ 114,452
                                                                           =========    =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1996, included in the Company's Annual Report on Form 10-K, as amended.

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

NOTE C - Supplemental Cash Flow Information

         Below is supplemental cash flow information related to the three months ended December 31, 1995 and 1996:

                                                                                    For the Three Months ended
                                                                                               December 31
                                                                                       1995                 1996
                                                                                    ---------             --------
                                                                                               (In thousands)
Income taxes paid, net of refunds received........................................$    700                 $ 2,540
Interest paid, net of amounts capitalized.........................................  23,498                  24,939
Notes payable assumed in connection with acquisitions of businesses...............  12,000                      --

NOTE D - Long-Term Debt and Leases

      Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1996 and December 31, 1996 is as follows:


                                                             September 30,      December 31,
                                                                 1996              1996
                                                             -------------      ------------
                                                                      (In thousands)
Revolving Credit Agreement due through 2001
       (6.9375% at December 31, 1996) ...................    $105,593           $121,000
11.25% Senior Subordinated Notes due 2004 ...............     375,000            375,000
6.66% to 10.75%  Mortgage and other notes
       payable through 1999 .............................      12,163             11,957
Variable rate secured notes due through 2013
       (3.15%   to 4.35% at December 31, 1996............      60,875             60,825
7.5% Swiss Bonds ........................................       6,443              6,443
3.2% to 11.50% capital lease obligations due through 2014      12,333             12,089
                                                             --------           --------
                                                              572,407            587,314
       Less amounts due within one year .................       5,751              5,785
       Less debt service funds ..........................         349                327
                                                             --------           --------
                                                             $566,307           $581,202
                                                             ========           ========


      On October 28, 1996, the Company entered into a new Credit Agreement with certain financial institutions for a five-year senior secured reducing revolving credit facility in an aggregate committed amount of $400 million (the "New Revolving Credit Agreement"). The Company borrowed approximately $121.0 million under the New Revolving Credit Agreement in October 1996 to (i) pay-off the existing borrowings outstanding under the previous Revolving Credit Agreement that was terminated and (ii) pay for fees and expenses related to the New Revolving Credit Agreement.

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

      The Company recorded an extraordinary loss from the early extinguishment of debt of approximately $3.0 million, net of tax, in the quarter ended December 31, 1996 to write off unamortized deferred financing costs related to its previous Revolving Credit Agreement.

NOTE E - Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):



                                        September 30,   December 31,
                                            1996           1996
                                        -------------   ------------
Salaries and wages ..................   $ 39,841        $ 36,433
Amounts due health insurance programs     27,223          15,345
Medical claims payable ..............     26,552          25,781
Interest ............................     20,348           9,958
Other ...............................     75,635          76,038
                                        --------        --------
                                        $189,599        $163,555
                                        ========        ========

NOTE F - Facility Closures

      During fiscal 1996, the Company consolidated, closed or sold nine psychiatric facilities (the "Closed Facilities"). The Closed Facilities that are still owned by the Company will be sold, leased or used for alternative purposes depending on the market conditions in each geographic area.

      The Company recorded charges of approximately $4.1 million related to facility closures in fiscal 1996.

      Severance and related benefits related to the closed facilities have been fully paid as of December 31, 1996. Other exit costs paid and applied against the resulting liabilities recorded during fiscal 1996 were approximately $250,000 during the quarter ended December 31, 1996. -
      The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expenses and depreciation and amortization of the Closed Facilities (in thousands):



                                               Quarter ended December 31,
                                               --------------------------
                                                   1995        1996
                                                   ----        ----
Net Revenue ...................................   $12,740     $  81
Salaries, supplies and other operating expenses
       and bad dept expenses ..................    13,237       785
Depreciation and Amortization .................       327        --


      The Company also recorded a charge of approximately $2.0 million in the fourth quarter of fiscal 1996 related to severance and related benefits for employees who were terminated pursuant to planned overhead reductions. Substantially all of such severance and benefits have been paid through December 31, 1996.

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

      Certain of the Company's subsidiaries are subject to claims, civil suits, and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      On August 1, 1996, the United States Department of Justice, Civil Division, filed its First Amended Complaint in a civil qui tam action initiated in November of 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the civil False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. The Company and its subsidiary,therefore, have filed a motion to dismiss the Second Amended Complaint. The Company and its subsidiary deny the allegations made in the Second Amended Complaint and will vigorously defend against its claims. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.



NOTE H - Guarantor Condensed Consolidating Financial Statements

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                                                                               September 30, 1996
                                                                              --------------------------------------------
                                                                                                              Magellan
                                                                                                               Health
                                                                                                            Services, Inc.
                                                                               Guarantor     Nonguarantor     (Parent
                                ASSETS                                        Subsidiaries   Subsidiaries   Corporation)
                                                                              ------------   ------------   --------------
Current Assets
       Cash and cash equivalents ..........................................   $    29,751    $    79,552    $    11,642
       Accounts receivable, net ...........................................       139,523         44,904          5,451
       Supplies ...........................................................         4,091            394            268
       Other current assets ...............................................         8,379            121         14,074
                                                                              -----------    -----------    -----------
                       Total Current Assets ...............................       181,744        124,971         31,435
Assets restricted for settlement of unpaid claims and
       other long-term liabilities ........................................          --           78,542         26,761
Property and Equipment
       Land ...............................................................        74,790          6,657          1,984
       Buildings and improvements .........................................       350,187         33,493          5,141
       Equipment ..........................................................       112,748         25,206          8,961
                                                                              -----------    -----------    -----------
                                                                                  537,725         65,356         16,086
       Accumulated depreciation ...........................................      (111,556)       (10,313)        (4,184)
       Construction in progress ...........................................         1,586            621             69
                                                                              -----------    -----------    -----------
                                                                                  427,755         55,664         11,971
Other Long-Term Assets (1) ................................................        98,191        (56,176)     1,187,042
Goodwill, net .............................................................        20,645         94,682         12,685
                                                                              -----------    -----------    -----------
                                                                              $   728,335    $   297,683    $ 1,269,894
                                                                              ===========    ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $    32,644    $    34,057    $    12,265
       Accrued liabilities and income tax payable .........................        57,948         55,208         76,443
       Current maturities of long-term debt and capital lease obligations .         2,620          3,131           --
                                                                              -----------    -----------    -----------
                       Total Current Liabilities ..........................        93,212         92,396         88,708
Long-Term Debt and Capital Lease Obligations ..............................      (455,333)         8,815      1,012,825
Deferred Income Tax  Liabilities ..........................................          --           (4,252)        16,620
Reserve for Unpaid Claims .................................................          --           72,494            546
Deferred Credits and Other Long-Term Liabilities(1) .......................       352,044         43,565         29,378
Minority interest .........................................................          --             --             --
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  33,007 shares ............................         2,764           (483)         8,252
Committments and contingencies
Other Stockholders' Equity
       Additional paid-in capital .........................................       609,627         30,237        327,681
       Retained earnings (Accumulated deficit) ............................       126,826         58,932       (129,457)
       Warrants outstanding ...............................................          --             --               54
       Common Stock in treasury, 4,424 shares .............................          --           (4,736)       (82,731)
       Cumulative foreign currency adjustments ............................          (805)           715         (1,982)
                                                                              -----------    -----------    -----------
                                                                                  738,412         84,665        121,817

                                                                              -----------    -----------    -----------
                                                                              $   728,335    $   297,683    $ 1,269,894
                                                                              ===========    ===========    ===========

                                                                                   September 30, 1996
                                                                              ---------------------------
                                                                              Consolidated
                                                                              Elimination    Consolidated
                                                                                 Entries         Total
                                                                              ------------   ------------
Current Assets
       Cash and cash equivalents ..........................................   $      --      $   120,945
       Accounts receivable, net ...........................................          --          189,878
       Supplies ...........................................................          --            4,753
       Other current assets ...............................................          --           22,574
                                                                              -----------    -----------
                       Total Current Assets ...............................          --          338,150
Assets restricted for settlement of unpaid claims and
       other long-term liabilities ........................................          --          105,303
Property and Equipment
       Land ...............................................................          --           83,431
       Buildings and improvements .........................................          --          388,821
       Equipment ..........................................................          --          146,915
                                                                              -----------    -----------
                                                                                     --          619,167
       Accumulated depreciation ...........................................          --         (126,053)
       Construction in progress ...........................................          --            2,276
                                                                              -----------    -----------
                                                                                     --          495,390
Other Long-Term Assets (1) ................................................    (1,155,775)        73,282
Goodwill, net .............................................................          --          128,012
                                                                              -----------    -----------
                                                                              $(1,155,775)   $ 1,140,137
                                                                              ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $      --      $    78,966
       Accrued liabilities and income tax payable .........................          --          189,599
       Current maturities of long-term debt and capital lease obligations .          --            5,751
                                                                              -----------    -----------
                       Total Current Liabilities ..........................          --          274,316
Long-Term Debt and Capital Lease Obligations ..............................          --          566,307
Deferred Income Tax  Liabilities ..........................................          --           12,368
Reserve for Unpaid Claims .................................................          --           73,040
Deferred Credits and Other Long-Term Liabilities(1) .......................      (385,218)        39,769
Minority interest .........................................................        52,520         52,520
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  33,007 shares ............................        (2,281)         8,252
Committments and contingencies
Other Stockholders' Equity
       Additional paid-in capital .........................................      (639,864)       327,681
       Retained earnings (Accumulated deficit) ............................      (185,758)      (129,457)
       Warrants outstanding ...............................................          --               54
       Common Stock in treasury, 4,424 shares .............................         4,736        (82,731)
       Cumulative foreign currency adjustments ............................            90         (1,982)
                                                                              -----------    -----------
                                                                                 (823,077)       121,817

                                                                              -----------    -----------
                                                                              $(1,155,775)   $ 1,140,137
                                                                              ===========    ===========


     (1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.
         The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                    (In thousands, except per share amounts)
                                                                                      December 31, 1996
                                                                              --------------------------------------------
                                                                                                              Magellan
                                                                                                               Health
                                                                                                            Services, Inc.
                                                                                Guarantor    Nonguarantor      (Parent
                                 ASSETS                                       Subsidiaries   Subsidiaries     Corporation)
                                                                              ------------   ------------   --------------
Current Assets
       Cash and cash equivalents ..........................................   $    49,927    $    58,757    $     5,768
       Accounts receivable, net ...........................................       129,712         55,503          6,647
       Supplies ...........................................................         4,220            390            303
       Other current assets ...............................................         1,761          4,424         20,937
                                                                              -----------    -----------    -----------

                       Total Current Assets ...............................       185,620        119,074         33,655
Assets restricted for settlement of unpaid claims
       and other long-term liabilities ....................................          --           71,872         22,914
Property and Equipment
       Land ...............................................................        75,959          5,778          1,014
       Buildings and improvements .........................................       353,039         30,652          5,141
       Equipment ..........................................................       113,971         27,106          9,140

                                                                              -----------    -----------    -----------
                                                                                  542,969         63,536         15,295
       Accumulated depreciation ...........................................      (118,994)       (11,479)        (4,610)
       Construction in progress ...........................................         2,068          1,450            106
                                                                              -----------    -----------    -----------
                                                                                  426,043         53,507         10,791
Other Long-Term Assets (1) ................................................        96,592        (55,377)     1,176,805
Goodwill, net .............................................................        20,171         94,219         12,601
                                                                              -----------    -----------    -----------

                                                                              $   728,426    $   283,295    $ 1,256,766
                                                                              ===========    ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $    44,716    $    23,106    $     4,975
       Accrued liabilities and income tax payable .........................        55,839         56,699         51,017
       Current maturities of long-term debt and capital lease obligations .         2,654          3,131           --
                                                                              -----------    -----------    -----------
                       Total Current Liabilities ..........................       103,209         82,936         55,992
Long-Term Debt and Capital Lease Obligations ..............................      (473,615)         7,935      1,046,882
Deferred Income Tax Liabilities ...........................................          --           (4,283)        16,533
Reserve for Unpaid Claims .................................................          --           77,480         (7,031)
Deferred Credits and Other Long-Term Liabilities (1) ......................       402,482         35,955         16,326
Minority interest .........................................................          --             --             --
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding - 33,030 shares .............................         2,766           (483)         8,259
Commitments and contingencies .............................................          --             --             --
Other Stockholders' Equity
       Additional paid-in capital .........................................       735,915         35,947        328,390
       Retained earnings (Accumulated deficit) ............................       (42,687)        52,683       (125,266)
       Warrants outstanding ...............................................          --             --               54
       Common stock in Treasury, 4,424 shares .............................          --           (4,736)       (82,731)
       Cumulative foreign currency adjustments ............................           356           (139)          (642)
                                                                              -----------    -----------    -----------
                                                                                  696,350         83,272        128,064
                                                                              -----------    -----------    -----------

                                                                              $   728,426    $   283,295    $ 1,256,766
                                                                              ===========    ===========    ===========

                                                                                   December 31, 1996
                                                                              ---------------------------
                                                                              Consolidated
                                                                               Elimination   Consolidated
                                                                                 Entries         Total
                                 ASSETS                                       ------------   ------------

Current Assets
       Cash and cash equivalents ..........................................   $      --      $   114,452
       Accounts receivable, net ...........................................          --          191,862
       Supplies ...........................................................          --            4,913
       Other current assets ...............................................          --           27,122
                                                                              -----------    -----------

                       Total Current Assets ...............................          --          338,349
Assets restricted for settlement of unpaid claims
       and other long-term liabilities ....................................          --           94,786
Property and Equipment
       Land ...............................................................          --           82,751
       Buildings and improvements .........................................          --          388,832
       Equipment ..........................................................          --          150,217

                                                                              -----------    -----------
                                                                                     --          621,800
       Accumulated depreciation ...........................................          --         (135,083)
       Construction in progress ...........................................          --            3,624
                                                                              -----------    -----------
                                                                                     --          490,341
Other Long-Term Assets (1) ................................................    (1,149,530)        68,490
Goodwill, net .............................................................          --          126,991
                                                                              -----------    -----------

                                                                              $(1,149,530)   $ 1,118,957
                                                                              ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $      --      $    72,797
       Accrued liabilities and income tax payable .........................          --          163,555
       Current maturities of long-term debt and capital lease obligations .          --            5,785
                                                                              -----------    -----------
                       Total Current Liabilities ..........................          --          242,137
Long-Term Debt and Capital Lease Obligations ..............................          --          581,202
Deferred Income Tax Liabilities ...........................................          --           12,250
Reserve for Unpaid Claims .................................................          --           70,449
Deferred Credits and Other Long-Term Liabilities (1) ......................      (424,724)        30,039
Minority interest .........................................................        54,816         54,816
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding - 33,030 shares .............................        (2,283)         8,259
Commitments and contingencies .............................................          --             --
Other Stockholders' Equity
       Additional paid-in capital .........................................      (771,862)       328,390
       Retained earnings (Accumulated deficit) ............................        (9,996)      (125,266)
       Warrants outstanding ...............................................          --               54
       Common stock in Treasury, 4,424 shares .............................         4,736        (82,731)
       Cumulative foreign currency adjustments ............................          (217)          (642)
                                                                              -----------    -----------
                                                                                 (779,622)       128,064
                                                                              -----------    -----------

                                                                              $(1,149,530)   $ 1,118,957
                                                                              ===========    ===========



(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.
     The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.
                                                       10



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                           For the Three Months ended December 31, 1995
                                                                           --------------------------------------------
                                                                                                        Magellan
                                                                                                         Health
                                                                                                      Services, Inc.
                                                                            Guarantor   Nonguarantor      (Parent
                                                                           Subsidiaries Subsidiaries    Corporation)
                                                                           ------------ ------------ ----------------
Net revenue ............................................................   $ 247,754    $  44,528    $   7,847
Costs and expenses
       Salaries,  supplies and other operating expenses ................     193,846       37,360        4,584
       Bad debt expense ................................................      19,964          669         (845)
       Depreciation and amortization ...................................       8,745        1,256          179
       Interest, net ...................................................     (10,100)          80       23,842
       Stock option expense (credit) ...................................        --           --          1,823
                                                                           ---------    ---------    ---------
                                                                             212,455       39,365       29,583
                                                                           ---------    ---------    ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries ............................      35,299        5,163      (21,736)
Provision for  income taxes ............................................         653          632          269
                                                                           ---------    ---------    ---------
Income (loss) before equity in earnings (loss) of subsidiaries .........      34,646        4,531      (22,005)
Equity in earnings (loss) of subsidiaries ..............................         289         (301)      18,075
                                                                           ---------    ---------    ---------
Net income (loss) ......................................................   $  34,935    $   4,230    $  (3,930)
                                                                           =========    =========    =========

       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities ........................   $ (15,884)   $   8,975    $  (7,993)
                                                                           ---------    ---------    ---------
Cash Flows from Investing Activities:
       Capital expenditures ............................................      (3,919)        (256)        (193)
       Acquisitions of businesses, net of cash acquired ................        --         38,226      (85,553)
       Proceeds from sale of assets ....................................         503         --           --
       Increase in assets restricted for the settlement of unpaid claims        --         (4,265)         651
                                                                           ---------    ---------    ---------
Cash provided by (used in) investing activities ........................      (3,416)      33,705      (85,095)
                                                                           ---------    ---------    ---------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt ..............................        --            125       68,000
       Payments on debt and capital obligations ........................        (430)         (18)        --
                                                                           ---------    ---------    ---------
Cash provided by (used in) financing activities ........................        (430)         107       68,000
                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................     (19,730)      42,787      (25,088)
Cash and cash equivalents at beginning of period .......................      60,719       10,279       34,516
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period .............................   $  40,989    $  53,066    $   9,428
                                                                           =========    =========    =========



                                                                           Consolidated
                                                                           Elimination  Consolidated
                                                                             Entries       Total
                                                                           ------------ ------------

Net revenue ............................................................   $  (4,464)   $ 295,665
Costs and expenses
       Salaries,  supplies and other operating expenses ................      (4,464)     231,326
       Bad debt expense ................................................        --         19,788
       Depreciation and amortization ...................................        --         10,180
       Interest, net ...................................................        --         13,822
       Stock option expense (credit) ...................................        --          1,823
                                                                           ---------    ---------
                                                                              (4,464)     276,939
                                                                           ---------    ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries ............................        --         18,726
Provision for  income taxes ............................................       6,405        7,959
                                                                           ---------    ---------
Income (loss) before equity in earnings (loss) of subsidiaries .........      (6,405)      10,767
Equity in earnings (loss) of subsidiaries ..............................     (19,082)      (1,019)
                                                                           ---------    ---------
Net income (loss) ......................................................   $ (25,487)   $   9,748
                                                                           =========    =========

       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities ........................   $    --      $ (14,902)
                                                                           ---------    ---------
Cash Flows from Investing Activities:
       Capital expenditures ............................................        --         (4,368)
       Acquisitions of businesses, net of cash acquired ................        --        (47,327)
       Proceeds from sale of assets ....................................        --            503
       Increase in assets restricted for the settlement of unpaid claims        --         (3,614)
                                                                           ---------    ---------
Cash provided by (used in) investing activities ........................        --        (54,806)
                                                                           ---------    ---------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt ..............................        --         68,125
       Payments on debt and capital obligations ........................        --           (448)
                                                                           ---------    ---------
Cash provided by (used in) financing activities ........................        --         67,677
                                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................        --         (2,031)
Cash and cash equivalents at beginning of period .......................        --        105,514
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $    --      $ 103,483
                                                                           =========    =========


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
               (In thousands, except shares and per share amounts)
                                                                                     For the Three Months ended December 31, 1996
                                                                                     ---------------------------------------------
                                                                                                                  Magellan
                                                                                                                   Health
                                                                                                                Services, Inc.
                                                                                      Guarantor    Nonguarantor   (Parent
                                                                                     Subsidiaries  Subsidiaries  Corporation)
                                                                                     ------------ ------------- -------------
Net revenue ......................................................................   $ 223,877    $ 112,591    $  10,706
Costs and expenses
       Salaries, supplies and other operating expenses ...........................     177,681      100,260        6,537
       Bad debt expense ..........................................................      19,024        1,211            0
       Depreciation and amortization .............................................       8,617        3,750          732
       Interest, net .............................................................     (12,106)        (443)      26,118
       Stock option expense ......................................................           0            0          604
                                                                                     ---------    ---------    ---------
                                                                                       193,216      104,778       33,991
                                                                                     ---------    ---------    ---------
Income (loss) from continuing operations before income taxes and
  equity in earnings (loss) of subsidiaries ......................................      30,661        7,813      (23,285)
Provision for (benefit from) income taxes ........................................         831        2,855        2,389
                                                                                     ---------    ---------    ---------

Income (loss) from continuing operations before
  equity in earnings (loss) of subsidiaries ......................................      29,830        4,958      (25,674)
Equity in earnings (loss) of continuing subsidiaries .............................         (53)      (1,842)      32,815
                                                                                     ---------    ---------    ---------
Income (loss) before extraordinary item ..........................................      29,777        3,116        7,141
Extraordinary item - loss on early extinguishment of debt (net of
 income  tax benefit of $1,967) ..................................................      (1,193)           0       (2,950)
                                                                                     ---------    ---------    ---------
Net income (loss) ................................................................   $  28,584    $   3,116    $   4,191
                                                                                     =========    =========    =========

                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities ..................................   $  18,476   $ (22,153)   $ (19,712)
                                                                                     ---------   ---------    ---------

Cash Flows from Investing Activities:
       Capital expenditures ......................................................      (3,133)      (3,663)        (216)
       Acquisition of businessess ................................................        (170)      (1,442)           0
       Decrease(increase) in assets restricted for the settlement of unpaid claims           0        6,670        3,711
       Proceeds from the sale of assets ..........................................       4,822            0            0
                                                                                     ---------    ---------    ---------
Cash provided by (used in) investing activities ..................................       1,519        1,565        3,495
                                                                                     ---------    ---------    ---------
Cash Flows from Financing Activities:
       Payments on debt  and capital lease obligations ...........................     (71,435)        (207)     (44,978)
       Proceeds from the issuance of debt ........................................      71,616            0       55,209
       Proceeds from exercixe of stock options & warrants ........................           0            0          112
                                                                                     ---------    ---------    ---------

Cash provided by (used in) financing activities ..................................         181         (207)      10,343
                                                                                     ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .............................     (20,176)     (20,795)      (5,874)
Cash and cash equivalents at beginning of period .................................      29,751       79,552       11,642
                                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of period .......................................   $  49,927    $  58,757    $   5,768
                                                                                     =========    =========    =========



                                                                                      Consolidated
                                                                                       Elimination  Consolidated
                                                                                         Entries       Total
                                                                                     ---------------------------

Net revenue ......................................................................   $    (355)   $ 346,819
Costs and expenses
       Salaries, supplies and other operating expenses ...........................        (355)     284,123
       Bad debt expense ..........................................................           0       20,235
       Depreciation and amortization .............................................           0       13,099
       Interest, net .............................................................           0       13,569
       Stock option expense ......................................................           0          604
                                                                                     ---------    ---------
                                                                                          (355)     331,630
                                                                                     ---------    ---------
Income (loss) from continuing operations before income taxes and
  equity in earnings (loss) of subsidiaries ......................................           0       15,189
Provision for (benefit from) income taxes ........................................           0        6,075
                                                                                     ---------    ---------

Income (loss) from continuing operations before
  equity in earnings (loss) of subsidiaries ......................................           0        9,114
Equity in earnings (loss) of continuing subsidiaries .............................     (32,893)      (1,973)
                                                                                     ---------    ---------
Income (loss) before extraordinary item ..........................................     (32,893)       7,141
Extraordinary item - loss on early extinguishment of debt (net of
 income  tax benefit of $1,967) ..................................................       1,193       (2,950)
                                                                                     ---------    ---------
Net income (loss) ................................................................   $ (31,700)   $   4,191
                                                                                     =========    =========

                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by (used in) operating activities ..................................   $       0    $ (23,389)
                                                                                     ---------    ---------

Cash Flows from Investing Activities:
       Capital expenditures ......................................................           0       (7,012)
       Acquisition of businessess ................................................           0       (1,612)
       Decrease(increase) in assets restricted for the settlement of unpaid claims           0       10,381
       Proceeds from the sale of assets ..........................................           0        4,822
                                                                                     ---------    ---------
Cash provided by (used in) investing activities ..................................           0        6,579
                                                                                     ---------    ---------
Cash Flows from Financing Activities:
       Payments on debt  and capital lease obligations ...........................           0     (116,620)
       Proceeds from the issuance of debt ........................................           0      126,825
       Proceeds from exercixe of stock options & warrants ........................           0          112
                                                                                     ---------    ---------

Cash provided by (used in) financing activities ..................................           0       10,317
                                                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents .............................           0       (6,493)
Cash and cash equivalents at beginning of period .................................           0      120,945
                                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................................   $       0    $ 114,452
                                                                                     =========    =========

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                December 31, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


      This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital and the statements under the heading "Outlook". Actual results may differ materially from those projected in such forward looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, potential reductions in reimbursement by third-party payers and changes in hospital payer mix, governmental budgetary constraints and healthcare reform, the impact of potential hospital closures, competition in the provider business and the managed care business, and the regulatory environment for the Company's businesses, as well as the other factors discussed in Exhibit 99 hereto, which is hereby incorporated by reference.

Green Spring Acquisition

      On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option ("Exchange Option") for a portion of the stockholder's interest in Green Spring. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network covering approximately
13.7 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $113 million.

      The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of December 31, 1996, the minority stockholders of Green Spring have the Exchange Option, under certain circumstances, to exchange their ownership interest in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Psychiatric Hospital Results

      Selected statistics (from the date of acquisition for acquired facilities) for the psychiatric hospitals in operation by quarter for fiscal 1996 and fiscal 1997 are as follows:

                                             Fiscal      Fiscal            %
                                              1996        1997           Change
                                          ----------   -----------      --------
Hospitals in operation:
       December 31 ....................          102           95           (7)%
       March 31 .......................           99
       June 30 ........................           96
       September 30  ..................           95

Average licensed beds at:
       Quarter:
            First .....................        9,110        8,463           (7)%
            Second ....................        9,040
            Third .....................        8,677
            Fourth ....................        8,469
       Year ...........................        8,805

Net revenue (in thousands):
       Quarter:
            First .....................   $  253,565   $  229,064           (9)%
            Second ....................      257,690
            Third .....................      249,145
            Fourth ....................      228,597
                                          ----------
       Year ...........................   $  988,997
                                          ==========

Patient days:
       Quarter:
            First .....................      432,474      392,352           (9)%
            Second ....................      463,327
            Third .....................      452,864
            Fourth ....................      404,346
                                          ----------
       Year ...........................    1,753,011
                                          ==========

Equivalent patient days:
       Quarter:
            First .....................      478,693      437,960           (9)%
            Second ....................      513,502
            Third .....................      503,622
            Fourth ....................      450,708
                                          ----------
       Year ...........................    1,946,525
                                          ==========

Net revenue per equivalent patient day:
       Quarter:
            First .....................   $      530   $      523           (1)%
            Second ....................          502
            Third .....................          495
            Fourth ....................          507
       Year ...........................          508

Admissions:
       Quarter:
            First .....................       32,865       32,326           (2)%
            Second ....................       37,966
            Third .....................       35,854
            Fourth ....................       33,861
                                          ----------
       Year ...........................      140,546
                                          ==========

Average length of stay (days):
       Quarter:
            First .....................         12.4         11.5           (7)%
            Second ....................         12.2
            Third .....................         12.5
            Fourth ....................         12.5
       Year ...........................         12.4

Note: Includes Northstar Hospital in Anchorage, Alaska that is managed pursuant to a joint venture arrangement.

Results of Operations

     The following table summarizes, for the periods indicated, changes in selected operating indicators.




                                                           Percentage of Net Revenue
                                                  --------------------------------------
                                                  For the Three Months Ended December 31
                                                  --------------------------------------
                                                     1995                         1996
                                                  ----------                   ---------
Net revenue ...................................       100.%                       100.%

Salaries, supplies and other operating expenses        78.2                        82.0
Bad debt expense ..............................         6.7                         5.8
                                                  ---------                    --------
Total expenses ................................        84.9                        87.8

Operating margin ..............................        15.1                        12.2
                                                  =========                    ========




    Patient days at the Company's hospitals decreased 9% for the quarter ended December 31, 1996, as compared to the same period of fiscal 1996. The decrease resulted primarily from patient days attributable to the hospitals closed during fiscal 1996 and a decline in average length of stay. Total admissions decreased 2% for the quarter ended December 31, 1996, as compared to the prior year period. The decrease resulted primarily from the hospitals closed in fiscal 1996 offset by admissions growth of 4% at the Company's continuing hospitals.

     The Company's net revenue for the quarter ended December 31, 1996 increased 17.3% compared to the same period in fiscal 1996. The increase resulted primarily from the Green Spring acquisition reduced by the closure of hospitals during fiscal 1996. Green Spring (excluding GPA), which was acquired on December 13, 1995, had revenues of approximately $10.7 million and $79.1 million for the quarters ended December 31, 1995 and 1996, respectively. Net revenue for the quarters ended December 31, 1995 and 1996 included $7.8 million and $11.0 million, respectively, for the normal settlement and adjustments related to reimbursement issues related to earlier fiscal periods ("reimbursement issues"). Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in the quarter ending December 31, 1996 by 1.3% compared to the same period in the prior year. The decrease was primarily due to (i) continued shift in payer mix from private payer sources to managed care payers, (ii) reduction in payments from certain payers, including Medicare, and (iii) shifts in program mix to residential treatment settings from acute care settings, offset by higher revenues related to reimbursement issues.

     The Company's salaries, supplies and other operating expenses increased 22.8% in the quarter ended December 31, 1996 compared to the same period in fiscal 1996. The increase resulted primarily from the Green Spring acquisition less the effect of hospitals closed during fiscal 1996. Expenses incurred by Green Spring (excluding GPA) were approximately $9.1 million and $70.4 million for the quarter ended December 31, 1995 and 1996, respectively.

     The Company's bad debt expense increased 2.3% or approximately $447,000, in the quarter ended December 31, 1996 compared to the same period in fiscal 1996. Bad debt expense decreased to 5.8% of net revenue in the quarter ended December 31, 1996 compared to 6.7% for the prior year period. This decrease was primarily the result of bad debt expense for Green Spring representing less than 1% of its revenue in each period.

     Depreciation and amortization increased 28.7% in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The increase resulted primarily from depreciation and amortization related to the Green Spring Acquisition .

     Stock option expense for the first quarter of fiscal 1997 decreased $1.2 million from the previous year primarily due to fluctuations in the market price of the Company's common stock.

     Minority interest increased $1.0 million in the first quarter of fiscal 1997 as compared to the prior year period.

The increase is primarily due to the Company acquiring a controlling interest in Green Spring in December 1995.

Recent Accounting Pronouncements

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995. FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is adopting FAS 123 in fiscal 1997 on a proforma disclosure basis.

Liquidity and Sources of Capital

         Operating Activities. The Company's net cash used in operating activities was approximately $14.9 million and $23.4 million for the quarters ended December 31, 1995 and 1996, respectively. The Company had negative cash flows from operations during the first quarter of fiscal 1996 and fiscal 1997 primarily as a result of insurance settlement payments ($14.0 million and $11.4 million for the quarters ended December 31, 1995 and December 31, 1996, respectively) and the $21.1 million semi-annual interest payment paid in October each year for the 11.25% Senior Subordinated Notes. Management believes that the Company will have positive cash flows from operations in fiscal 1997, which will be adequate to fund operations, capital expenditures and debt service obligations.

         Investing Activities. The Company acquired a 61% ownership interest in Green Spring during the first quarter of fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $87.2 million.

         Management believes that its cash on hand, future cash flows from operations, borrowing capacity under the New Revolving Credit Agreement and its ability to issue debt and equity securities under current market conditions will provide adequate capital resources to support the Company's anticipated investing strategies.

         Financing Activities. The Company borrowed approximately $68.1 million and $15.4 million (excluding borrowings of approximately $115.6 million to pay off the previous Revolving Credit Agreement), respectively, during the quarters ended December 31, 1995 and 1996, primarily to fund the acquisition of Green Spring in fiscal 1996 and to fund working capital needs and fees and expenses related to the New Revolving Credit Agreement in fiscal 1997. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

         On September 27, 1996, the Company repurchased approximately 4.0 million shares of its Common Stock for approximately $73.5 million, including transaction costs, pursuant to a "Dutch Auction" self-tender offer to its stockholders. On November 1, 1996, the Company announced that its board of directors approved the repurchase of an additional 3.0 million shares of its Common Stock from time to time subject to the terms of the New Revolving Credit Agreement. The Company expects to use cash on hand, future cash flows from operations and borrowings under its New Revolving Credit Facility to fund any future treasury stock purchases.

         As of December 31, 1996, the Company had approximately $209 million of availability under the New Revolving Credit Agreement. The Company was in compliance with all debt covenants at December 31, 1996.

Outlook

         On January 30, 1997, the Company announced that it had signed definitive agreements for a series of transactions (the "Crescent Transactions") with Crescent Real Estate Equities, limited partnership. ("Crescent"), which are described in "Item 5 - Other Information" and incorporated herein by reference. The Company expects to close the Crescent Transactions in the third quarter of fiscal 1997.

         The Crescent Transactions, if consummated, would result in the Company relinquishing control of substantially all of its domestic provider business. The Company expects to record a loss before income taxes of approximately $45 million to $55 million as a result of the Crescent Transactions. In addition, the Company believes that the Crescent Transactions would allow the holders of the Company's 11.25% Senior Subordinated Notes (the "Notes") to put their notes to the Company at 101% of face value. If the Company is required to repurchase all of the Notes, it would record an extraordinary loss for the early extinguishment of debt of approximately $7.5 million to $8.0 million, net of tax.

         The Company expects to have approximately $200 million of net proceeds remaining from the Crescent Transactions ("Remaining Proceeds") after paying off long-term debt, excluding any Notes repurchased. The Company also expects to enter into a new credit agreement with a group of commercial banks prior to the closing of the Crescent Transactions. Under the terms of the new credit agreement, the Company may borrow up to $200 million plus additional unspecified amounts sufficient to repurchase all of the Notes, if necessary. The Company anticipates that the Crescent Transactions could result in reduced net income until the Remaining Proceeds are used to repurchase Notes or are reinvested at an acceptable rate of return to the Company.

         If the Company is required to repurchase all the Notes as a result of the Crescent Transactions, it would result in increased net income. However, the Company's liquidity and capital resources would be significantly reduced, which would limit the level of investing activities (e.q. acquisitions) the Company may choose or be able to pursue.

         The remaining portion of "Outlook" is prepared with a view toward the existing operating structure of the Company as of December 31, 1996 before the effects of the Crescent Transactions:

         Management continually assesses events and changes in circumstances that could affect its business strategy and the viability of its provider facilities. During fiscal 1995, the Company consolidated, closed or sold 15 psychiatric hospitals. During fiscal 1996, the Company consolidated, closed or sold nine psychiatric hospitals. See Note F for further information regarding facility closures in fiscal 1996. The Company plans to pursue acquisitions in its provider segment during fiscal 1997 in markets where it does not currently have a presence and in markets where it has existing hospital operations. Management expects to consolidate services in selected markets as a result of acquisitions or overcapacity and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations.

         During fiscal 1995 and fiscal 1996, the Company recorded impairment losses on property and equipment and intangible assets of approximately $27.0 million and $1.2 million, respectively. Such impairment losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and from historical operating losses at certain of the Company's operating facilities combined with projected future operating losses. The affected businesses that were operating as of December 31, 1996 had operating income of approximately $100,000 (net revenue less salaries, supplies and other operating expenses and bad debt expense) in aggregate during fiscal 1996, and operating income of approximately $200,000 in aggregate during the quarter ended December 31, 1996, excluding the normal settlement of reimbursement issues. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through future cash flows expected from the use of the asset and its eventual disposition. The Company may record additional impairment losses in future periods as circumstances warrant.

         The Company's hospitals continue to experience a shift in payer mix to managed care payers from other payers, which contributed to a reduction in revenue per equivalent patient day in fiscal 1996 and the first quarter of fiscal 1997 compared to prior periods. Management anticipates continued shifting in its hospitals' payer mix towards managed care payers as a result of changes in the healthcare marketplace and the synergies created by the Green Spring acquisition. Future shifts in the Company's hospital payer mix to managed care payers could result in lower revenue per equivalent patient day in future periods for the Company's hospital operations. In addition, the Company's hospitals have experienced pricing pressure, which contributed to a reduction in revenue per equivalent day compared to prior periods. Management expects the pricing pressure to continue into fiscal 1997, which could result in lower revenue per equivalent patient day in future periods.

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

         During fiscal 1996, the Company recorded reductions of expenses of approximately $15.3 million as a result of updated actuarial estimates related to malpractice claim reserves. No such reductions of expenses were recorded during the first quarter of fiscal 1996 or fiscal 1997. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         Certain of the Company's subsidiaries are subject to or parties to claims, civil suits and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results or operations.

Item 5. - Other Information

         On January 30, 1997, the Company announced that it had entered into a definitive agreement to sell substantially all of its domestic hospital real estate and related personal property (the "Assets") to Crescent. In addition, the Company's domestic portion of its provider business segment will be operated as a joint venture ("CBHS") that is equally owned by Magellan and an affiliate of Crescent (the "Affiliate"). The Company will receive $400 million in cash, subject to adjustment, and warrants in the Affiliate for the purchase of 2.5% of the Affiliate's common stock, exercisable over 12 years, as consideration for the assets. In addition to the assets, Crescent and the Affiliate will each receive 1,283,500 warrants to purchase Magellan Common Stock at $30 per share, exercisable over 12 years.

         In related agreements, (i) Crescent will lease the real estate and related assets to CBHS for annual rent beginning at $40 million, subject to adjustment, with a 5% annual escalation clause compounded annually and (ii) CBHS will pay Magellan approximately $81 million in annual franchise fees, subject to increase, for the use of assets retained by Magellan and for support in certain areas. The franchise fees paid by CBHS will be subordinated to the lease obligation with Crescent. The assets retained by Magellan include, but are not limited to, the "CHARTER" name, intellectual property, treatment protocols and procedures, clinical quality management, operating processes and the "1-800-CHARTER" telephone call center. Magellan will provide CBHS ongoing support in areas including managed care contracting services, advertising and marketing assistance, risk management services, outcomes monitoring, and consultation on matters relating to reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

         The Company intends to initially use the proceeds from the sale of the Assets to reduce its long-term debt, including borrowings under the New Revolving Credit Agreement. The Company believes that under the terms of the Notes indenture, these proposed transactions would allow the Noteholders to put their Notes to the Company at 101% of face value. The Company intends to maintain adequate cash reserves and borrowing capacity to extinguish all the Notes, if necessary. The Noteholders right to put the Notes will expire up to 70 days subsequent to the consummation of the Crescent Transactions. The Company intends to use the remaining proceeds from the sale of the Assets, if any after debt reductions, to pursue acquisitions in its managed care and public sector business segments, develop new products and increase managed care and public sector marketing efforts.

         The Company will account for its 50% investment in CBHS under the equity method of accounting. The Company expects to record a loss before income taxes of approximately $45 million to $55 million as a result of these proposed transactions, including, but not limited to, the write off of certain hospital-based intangible assets, collection fees associated with accounts receivable and certain restructuring and exit costs offset by the expected gain on the sale of the Assets.

         These transactions are subject to approval by Magellan stockholders, federal antitrust authorities and other customary closing conditions, including the negotiation of certain financing matters.

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4(a) Credit Agreement, dated as of October 16, 1996, among the Company, the lenders named therein, The Chase Manhattan Bank as Administrative Agent and Collateral Agent and First Union National Bank of North Carolina as Syndication Agent, which was filed as Exhibit 4(ai) to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, and is incorporated herein by reference.

                  27       Financial Data Schedule

                  99 Safe Harbor for Forward-Looking Statements under the Private Litigation Reform Act of 1995: Certain Cautionary Statements.

         (b)      Report on Form 8-K

                           There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1996.

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



Date: February 11, 1997                           /s/ Craig L. McKnight
     ------------------------                     ---------------------
                                                  Craig L. McKnight
                                                  Executive Vice President and
                                                  Chief Financial Officer



Date: February 11, 1997                           /s/ Howard A. McLure
     ------------------------                     --------------------
                                                  Howard A. McLure
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)