Form 10-K405/A
period 1996-09-30
MAGELLAN HEALTH SERVICES INC
filed 1997-04-23
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                       TO

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

    The undersigned Registrant hereby amends Items 7, 8 and 12 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

    During fiscal 1996, the Company recorded reductions of expenses of approximately $15.3 million as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income.

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

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name and certain other information about each director of the Registrant:

NAME, AGE, AND DATE                                              POSITION WITH THE REGISTRANT,
FIRST BECAME A                                           PRINCIPAL OCCUPATIONS DURING PAST FIVE YEARS
DIRECTOR                   TERM EXPIRING                            AND OTHER DIRECTORSHIPS
------------------------  ---------------  -------------------------------------------------------------------------
E. Mac Crawford                   1997     Chairman of the Board, President and Chief Executive Officer (since
47                                         1993); President and Chief Operating Officer (1992-1993); Executive Vice
April 1990                                 President--Hospital Operations (1990-1992). Director of First Union
                                           National Bank of Georgia and Integrated Health Services, Inc.

Raymond H. Kiefer                 1997     Retired insurance executive (since 1992); President, Allstate Insurance
69                                         Company (1989-1992).
July 1992

Gerald L. McManis                 1997     President of McManis Associates, Inc. (strategy development and
60                                         management consulting firm for healthcare and healthcare- related
February 1994                              companies) (since 1965). Director of MMI Companies, Inc.

Andre C. Dimitriadis              1998     Chairman and Chief Executive Officer of LTC Properties (a healthcare real
56                                         estate investment trust) (since 1992); Executive Vice President and Chief
July 1992                                  Financial Officer, Beverly Enterprises, Inc. (nursing homes) (1989-1992).
                                           Director of Health Management, Inc. and Assisted Living Concepts, Inc.

A.D. Frazier, Jr.                 1998     President and Chief Operating Officer, Invesco Inc. (a registered
52                                         investment advisor) (since 1996); Senior Executive Vice President and
May 1995                                   Chief Operating Officer for the Atlanta Committee for the Olympic Games
                                           (1991-1996). Director of the INVESCO Funds/ The EBI Funds/INVESCO
                                           Treasurer's Series Trust/The Global Health Sciences Fund.

G. Fred DiBona, Jr.               1998     Director, President and Chief Executive Officer of Independence Blue
45                                         Cross (a health insurance company) (since 1990). Director of Pennsylvania
January 1996                               Savings Bank and Philadelphia Suburban Water Company.

Edwin M. Banks                    1999     Securities Analyst, W.R. Huff Asset Management Co., LLC (a registered
34                                         investment advisor) (1988 - present). Director of American Communications
July 1992                                  Services, Inc. and Del Monte Corporation.

Darla D. Moore                    1999     Private Investor, Rainwater, Inc. (investments) (since 1994); Managing
42                                         Director, The Chase Manhattan Bank, N.A. (commercial banking)
February 1996                              (1982-1994).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth certain information as of December 31, 1996 (except as otherwise noted) with respect to any person known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock:

                                                                                   AMOUNT AND NATURE
                                                                                     OF BENEFICIAL        PERCENT OF
NAME AND ADDRESS                                                                       OWNERSHIP             CLASS
-------------------------------------------------------------------------------  ----------------------  -------------
Richard E. Rainwater                                                                   6,006,250(1)             19.6%
Rainwater-Magellan Holdings, L.P.
777 Main Street
Suite 2700
Ft. Worth, TX 76102

Albert O. Nicholas                                                                     2,804,000                 9.8%
Nicholas Company, Inc.(2)
700 North Water Street
Suite 1010
Milwaukee, WI 53202

Wellington Management Company, LLP(3)                                                  2,426,400                 8.5%
75 State Street
Boston, MA 02109

Lazard Freres & Co., LLC(4)                                                            1,761,000                 6.2%
30 Rockefeller Plaza
New York, NY 10020

First Pacific Advisors, Inc.(5)                                                        1,592,500                 5.6%
11400 West Olympic Blvd.
Suite 1200
Los Angeles, CA 90064

------------------------

(1) Includes 2,000,000 shares of Common Stock that Rainwater-Magellan Holdings, L.P. ("Rainwater-Magellan") has the right to acquire pursuant to the Rainwater-Magellan Warrant and 6,250 shares Darla D. Moore, a director of the Company and spouse of Richard E. Rainwater, has the right to acquire upon the exercise of options. Under the rules of the SEC, Rainwater, Inc., the general partner of Rainwater-Magellan, and Richard E. Rainwater, the sole owner and sole director of Rainwater, Inc., are also deemed to be beneficial owners of the shares owned by Rainwater-Magellan. Information concerning beneficial ownership of securities by Rainwater-Magellan is based on its Schedule 13D, dated November 26, 1996.

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

    SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth certain information concerning the beneficial ownership of Common Stock by (i) directors, (ii) the Named Executive Officers and (iii) directors and executive officers as a group, as of December 31, 1996:

                                                        AMOUNT AND NATURE
                                                          OF BENEFICIAL          PERCENT OF
NAME                                                     OWNERSHIP(1)(2)      TOTAL OUTSTANDING
-----------------------------------------------------  --------------------  -------------------
E. Mac Crawford......................................      530,794                      1.8%
Craig L. McKnight....................................       72,954                    *
Steve J. Davis.......................................       21,724                    *
Henry T. Harbin......................................       25,000                    *
John M. DeStefanis...................................       33,333                    *
Edwin M. Banks(3)....................................       33,250                    *
G. Fred DiBona, Jr.(4)...............................      895,815                      3.0%
Andre C. Dimitriadis.................................       32,750                    *
A.D. Frazier, Jr.....................................       22,250                    *
Raymond H. Kiefer....................................       33,750                    *
Gerald L. McManis....................................       27,750                    *
Darla D. Moore(5)....................................    6,006,250                     19.6%

All directors and executive
  officers as a group (12 persons)...................    7,747,490(4)(5)(6)            23.9%

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

(6) Includes 854,940 shares that the directors and executive officers have the right to acquire upon the exercise of options and units, 889,565 shares that Independence Blue Cross has the right to acquire upon exercise of the Exchange Option and 2,000,000 shares that Rainwater-Magellan has the right to acquire upon the exercise of the Rainwater-Magellan Warrant, all of which are exercisable within 60 days of December 31, 1996.

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

                                MAGELLAN HEALTH SERVICES, INC.
                                (Registrant)

Date: April 21, 1997                      /S/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                            Craig L. McKnight
                                       Executive Vice President and
                                         Chief Financial Officer

Date: April 21, 1997                       /S/ HOWARD A. MCLURE
                                ------------------------------------------
                                             Howard A. McLure
                                   Senior Vice President and Controller
                                        (Chief Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ E. MAC CRAWFORD        Chairman of the Board of
------------------------------    Directors, President and     April 21, 1997
       E. Mac Crawford            Chief Executive Officer

      /s/ EDWIN M. BANKS        Director
------------------------------                                 April 21, 1997
        Edwin M. Banks

   /s/ G. FRED DIBONA, JR.      Director
------------------------------                                 April 21, 1997
     G. Fred DiBona, Jr.

   /s/ ANDRE C. DIMITRIADIS     Director
------------------------------                                 April 21, 1997
     Andre C. Dimitriadis

    /s/ A.D. FRAZIER, JR.       Director
------------------------------                                 April 21, 1997
      A.D. Frazier, Jr.

    /s/ RAYMOND H. KIEFER       Director
------------------------------                                 April 21, 1997
      Raymond H. Kiefer

    /s/ GERALD L. MCMANIS       Director
------------------------------                                 April 21, 1997
      Gerald L. McManis

      /s/ DARLA D. MOORE        Director
------------------------------                                 April 21, 1997
        Darla D. Moore

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

8. INCOME TAXES (CONTINUED)

    The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1992 and expects a report to be issued during 1997. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations, including a potential reduction in the amount of NOL carryforwards. The Company believes the examinations could result in a reduction in NOL carryforwards available to offset future taxable income.

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

11. COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1995 and 1996 was approximately $113.1 million and $84.3 million, respectively. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During fiscal 1996, the Company

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) recorded a reduction in malpractice claim reserves of approximately $15.3 million as a result of updated actuarial estimates. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)
    Beech Street was, prior to May 1989, a wholly owned subsidiary of Beech Street, Inc., in which Mr. Fickling beneficially owns a majority of the outstanding stock.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

13. BUSINESS SEGMENT INFORMATION (CONTINUED)
Operating profit represents net revenue less salaries, supplies and other operating expenses, bad debt expense, depreciation, amortization, stock option expense and unusual items and excludes interest (net), income taxes and minority interest. Identifiable assets are those used in the Company's operations in each segment. Depreciation and amortization for the managed care business includes the amortization expense related to the step-up in asset basis for the acquisition of Green Spring in December 1995. Corporate assets consist primarily of cash and cash equivalents, investments and assets not employed in operations.

    Prior to fiscal 1996, the Company's managed care and public sector businesses were not material. Accordingly, no comparable segment information is presented for fiscal 1994 and 1995. Operating profit for the provider segment and corporate overhead include unusual items of $36.1 million (facility closures, insurance settlement, severance, impairment loss) and $1.2 million (severance), respectively. See Note 4 for further information regarding unusual items.

                                  MANAGED      PUBLIC
                     PROVIDER      CARE        SECTOR     CORPORATE
1996                 BUSINESS    BUSINESS     BUSINESS    OVERHEAD   CONSOLIDATED
-------------------  ---------  -----------  -----------  ---------  -----------
Net revenue........  $1,037,939  $ 229,859    $  77,481   $      --   $1,345,279
Operating profit...    128,272      16,866        7,070     (39,953)    112,255
Depreciation and
  amortization.....     33,780       9,111        3,001       3,032      48,924
Identifiable
  assets...........    783,142     116,501       23,881      88,601   1,012,125
Capital
  expenditures.....     21,550       6,018        2,151       9,082      38,801

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

                 (This page has been left blank intentionally.)