Form 10-Q
period 1997-03-31
MAGELLAN HEALTH SERVICES INC
filed 1997-05-13
CIK 19411

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

                  For the quarterly period ended March 31, 1997

                                                        OR

                  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________________
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

                      ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of April 30, 1997, was 28,807,931.

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
                                                                                        (908) 277-9102

Charter Behavioral Health System    Maryland                  52-1866212                3414 Peachtree Rd., N.E.
 at Hidden Brook, Inc.                                                                  Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

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
                                                                                        (318) 233-9024

Charter Behavioral Health System    Louisiana                 62-1152811                3414 Peachtree Rd., N.E.
 of Lake Charles, Inc.                                                                  Suite 1400
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

Charter Behavioral Health System    Mississippi               58-2138622                8135 Goodman Rd.
  of Mississippi, Inc.                                                                  Olive Branch, MS 38654
                                                                                        (901) 521-1400

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
                                                                                        (919) 768-7710

Charter Behavioral Health System    California                33-0606646                3414 Peachtree Rd., N.E.
  of Yorba Linda, Inc.                                                                  Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

Charter Behavioral Health           Georgia                   58-1900736                811 Juniper St., N.E.
 Systems of Atlanta, Inc.                                                               Atlanta, GA 30308
                                                                                        (404) 881-5800

Charter Talbott Behavioral          Georgia                   58-0979827                3414 Peachtree Rd., N.E.
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
                                                                                        (318) 688-3930

Charter Franchise Services,LLC      Delaware                  58-2292977                 3414 Peachtree Rd., N.E.
                                                                                        Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

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
                                                                                        (316) 686-5000

Charter Woods Behavioral            Alabama                   58-1330526                3414 Peachtree Rd., N.E.
 Health System, Inc.                                                                    Suite 1400
                                                                                        Atlanta, GA 30326
                                                                                        (404) 841-9200

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

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------
PART I - Financial Information:

         Condensed Consolidated Balance Sheets -
          September 30, 1996 and March 31, 1997................................1

         Condensed Consolidated Statements of Operations -
          For the Six Months and the Six Months ended March 31, 1996 and 1997..3

         Condensed Consolidated Statements of Cash Flows -
          For the Six Months ended March 31, 1996 and 1997.....................4

         Notes to Condensed Consolidated Financial Statements..................5
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16


PART II - Other Information:

         Item 1. - Legal Preceedings..........................................23

         Item 5. - Other Information..........................................23

         Item 6. - Exhibits and Reports on Form 8-K...........................24

         Signatures...........................................................25

                         MAGELLAN HEALTH SERVICES, INC.

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION


                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                     September 30,     March 31,
                                                         1996            1997
                                                     -------------  ------------

                            ASSETS
Current Assets:
       Cash and cash equivalents .................   $   120,945    $   114,245
       Accounts receivable, net ..................       189,878        192,394
       Supplies ..................................         4,753          4,465
       Refundable income taxes ...................         1,323           --
       Other current assets ......................        21,251         25,299
                                                     -----------    -----------
            Total Current Assets .................       338,150        336,403

Property and Equipment:
       Land ......................................        83,431         82,705
       Buildings and improvements ................       388,821        393,814
       Equipment .................................       146,915        154,831
                                                     -----------    -----------
                                                         619,167        631,350
       Accumulated depreciation ..................      (126,053)      (143,724)
                                                     -----------    -----------
                                                         493,114        487,626
       Construction in progress ..................         2,276          3,735
                                                     -----------    -----------
                                                         495,390        491,361

Assets Restricted for Settlement of Unpaid Claims
       and Other Long-Term Liabilities ...........       105,303         96,402

Other Long-Term Assets ...........................        30,755         32,126

Goodwill, net ....................................       128,012        125,329

Other Intangible Assets, net .....................        42,527         40,766


                                                     -----------    -----------
                                                     $ 1,140,137    $ 1,122,387
                                                     ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.


                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                   September 30,    March 31,
                                                                                       1996           1997
                                                                                   -------------  ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable ........................................................   $    78,966    $    69,920
       Accrued liabilities .....................................................       189,599        165,358
       Current maturities of long-term debt and
          capital lease obligations ............................................         5,751          5,845
                                                                                   -----------    -----------
                Total Current Liabilities ......................................       274,316        241,123

Long-Term Debt and Capital Lease Obligations ...................................       566,307        580,536

Deferred Income Taxes ..........................................................        12,368         15,295

Reserve for Unpaid Claims ......................................................        73,040         62,316

Deferred Credits and Other Long-Term Liabilities ...............................        39,769         24,211

Minority Interest ..............................................................        52,520         56,698

Commitments and Contingencies

Stockholders' Equity:
       Preferred Stock, without par value
          Authorized - 10,000 shares
          Issued and outstanding - none ........................................          --             --
       Common Stock, par value $0.25 per share
          Authorized - 80,000 shares
          Issued and outstanding - 33,007 shares at
                September 30, 1996 and 33,221  shares
                at March 31, 1997 ..............................................         8,252          8,307
       Other Stockholders' Equity:
          Additional paid-in capital ...........................................       327,681        332,905
          Accumulated deficit ..................................................      (129,457)      (113,374)
          Warrants outstanding .................................................            54             50
          Common Stock in Treasury, 4,424 shares at September
                30, 1996 and March 31, 1997 ....................................       (82,731)       (82,731)
          Cumulative foreign currency adjustments ..............................        (1,982)        (2,949)
                                                                                   -----------    -----------
                Stockholders' Equity ...........................................       121,817        142,208


                                                                                   -----------    -----------
                                                                                   $ 1,140,137    $ 1,122,387
                                                                                   ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets


                         MAGELLAN HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                           For the Three Months              For the Six Months
                                                                                   ended                            ended
                                                                                March 31,                         March 31,
                                                                         --------------------------        ------------------------
                                                                           1996            1997              1996            1997
                                                                         ---------        ---------        --------       ---------
Net revenue                                                              $ 354,953        $ 349,922        $650,618       $ 696,741
                                                                         ---------        ---------        --------       ---------

Costs and expenses:
       Salaries,  supplies and other operating expenses ..........         275,018          282,210         506,344         566,333
       Bad debt expense ..........................................          22,619           15,140          42,407          35,375
       Depreciation and amortization .............................          13,120           13,088          23,300          26,187
       Interest, net .............................................           8,572           13,153          22,394          26,722
       Stock option expense (credit) .............................            (409)             829           1,414           1,433
       Unusual items .............................................            --              1,395            --             1,395
                                                                         ---------        ---------       ---------       ---------
                                                                           318,920          325,815         595,859         657,445
                                                                         ---------        ---------       ---------       ---------

Income before provision for income taxes,
       minority interest and extraordinary item ..................          36,033           24,107          54,759          39,296
Provision for income taxes .......................................          14,413            9,643          22,372          15,718
                                                                         ---------        ---------       ---------       ---------
Income before minority interest and extraordinary item ...........          21,620           14,464          32,387          23,578
Minority interest ................................................           1,551            2,572           2,570           4,545
                                                                         ---------        ---------       ---------       ---------
Income before extraordinary item .................................          20,069           11,892          29,817          19,033
Extraordinary item - loss on early extinquishment of debt
       (net of income tax benefit of $1,967) .....................            --               --              --            (2,950)
                                                                         ---------        ---------       ---------       ---------
Net income .......................................................       $  20,069        $  11,892       $  29,817       $  16,083
                                                                         =========        =========       =========       =========


Income per common share - Primary:
       Income before extraordinary item ..........................       $    0.63        $    0.41       $    0.99       $    0.66
       Extraordinary loss on early extinguishment of debt ........            --               --              --             (0.10)
                                                                         ---------        ---------       ---------       ---------
Net income .......................................................       $    0.63        $    0.41       $    0.99       $    0.56
                                                                         =========        =========       =========       =========

Income per common share - Fully Diluted:
       Income before extraordinary item ..........................       $    0.59        $    0.41       $    0.96       $    0.66
       Extraordinary loss on early extinguishment of debt ........            --               --              --             (0.10)
                                                                         ---------        ---------       ---------       ---------
Net income .......................................................       $    0.59        $    0.41       $    0.96       $    0.56
                                                                         =========        =========       =========       =========

Weighted average number of common shares outstanding:
       Primary ...................................................          31,882           28,726          30,099          28,657
                                                                         =========        =========       =========       =========
       Fully Diluted .............................................          34,715           28,726          31,851          28,657
                                                                         =========        =========       =========       =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                            For the Six Months
                                                                                                                  ended
                                                                                                                March 31,
                                                                                                       ----------------------------
                                                                                                           1996             1997
                                                                                                        ---------         ---------

Cash Flows from Operating Activities
     Net income ..............................................................................         $  29,817          $  16,083
                                                                                                        ---------         ---------
         Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
              Depreciation and amortization ....................................................           23,300            26,187
              Stock option expense .............................................................            1,414             1,433
              Non-cash interest expense ........................................................            1,202               882
              Gain on sale of assets ...........................................................             (503)           (3,302)
              Extraordinary loss on early extinguishment of debt ...............................             --               4,917
              Cash flows from changes in assets and liabilities, net
                of effects from sales and acquisitions of businesses:
                     Accounts receivable, net ..................................................          (16,993)           (2,474)
                     Other assets ..............................................................            1,094            (4,214)
                     Accounts payable and other accrued liabilities ............................          (10,048)          (30,981)
                     Reserve for unpaid claims .................................................          (10,625)          (13,694)
                     Income taxes payable ......................................................           10,188             4,638
                     Other liabilities .........................................................           (5,669)          (15,154)
                     Minority interest, net of dividends paid ..................................            4,099             5,219
                     Other .....................................................................              121            (1,063)
                                                                                                        ---------         ---------
                          Total adjustments ....................................................           (2,420)          (27,606)
                                                                                                        ---------         ---------
                               Net cash provided by (used in) operating activities .............           27,397           (11,523)
                                                                                                        ---------         ---------

Cash Flows From Investing Activities
       Capital expenditures ....................................................................          (12,787)          (14,373)
       Acquisitions and investments in businesses, net of cash acquired ........................          (47,920)          (12,962)
       Decrease (increase) in assets restricted for settlement of
         unpaid claims .........................................................................           (6,070)            8,626
       Proceeds from sale of assets ............................................................              653            10,386
                                                                                                        ---------         ---------
                               Net cash  used in investing activities ..........................          (66,124)           (8,323)
                                                                                                        ---------         ---------

Cash Flows From Financing Activities
       Proceeds from issuance of debt, net of issuance costs ...................................           68,125           126,825
       Payments on debt and capital lease obligations ..........................................          (80,037)         (117,521)
       Proceeds from issuance of common stock, net of issuance costs ...........................           68,669              --
       Proceeds from exercise of stock options and warrants ....................................            1,808             3,842
       Income tax payments made on behalf of stock optionees ...................................           (1,678)             --
                                                                                                        ---------         ---------
                               Net cash provided by financing activities .......................           56,887            13,146
                                                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents ...........................................           18,160            (6,700)
Cash and cash equivalents at beginning of period ...............................................          105,514           120,945
                                                                                                        ---------         ---------
Cash and cash equivalents at end of period .....................................................        $ 123,674         $ 114,245
                                                                                                        =========         =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

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

NOTE C - Supplemental Cash Flow Information

         Below is supplemental cash flow information related to the six months ended March 31, 1996 and 1997:

                                                                                    For the Six Months ended
                                                                                               March 31,
                                                                                     1996                1997
                                                                                   -------             -------
                                                                                          (In thousands)
Income taxes paid, net of refunds received .....................................   $ 2,698             $ 9,064
Interest paid, net of amounts capitalized ......................................    28,080              28,704
Notes payable assumed in connection with acquisitions of businesses ............    12,100                --

NOTE D - Long-Term Debt and Leases

      Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1996 and March 31, 1997 is as follows:


                                                                                    September 30,          March 31,
                                                                                        1996                 1997
                                                                                    ------------          ----------
                                                                                              (In thousands)
Revolving Credit Agreement due through 2001
       (6.9375% at March 31, 1997) ..........................................           $105,593          $121,000
11.25% Senior Subordinated Notes due 2004 ...................................            375,000           375,000
6.56% to 10.75%  Mortgage and other notes
       payable through 1999 .................................................             12,163            11,725
Variable rate secured notes due through 2013
       (3.4% to 3.6% at March 31, 1997)......................................             60,875            60,425
7.5% Swiss Bonds ............................................................              6,443             6,443
3.6% to 15.8% capital lease obligations due through 2014 ....................             12,333            12,094
                                                                                        --------          --------
                                                                                         572,407           586,687
       Less amounts due within one year .....................................              5,751             5,845
       Less debt service funds ..............................................                349               306
                                                                                        --------          --------
                                                                                        $566,307          $580,536
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

      The Company recorded an extraordinary loss from the early extinguishment of debt of approximately $3.0 million, net of tax, during the quarter ended December 31, 1996 to write off unamortized deferred financing costs related to its previous Revolving Credit Agreement.

NOTE E - Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):


                                                       September 30,   March 31,
                                                          1996           1997
                                                       ------------    ---------
Salaries and wages ...............................       $ 39,841       $ 35,949
Amounts due health insurance programs ............         27,223         13,743
Medical claims payable ...........................         26,552         31,032
Interest .........................................         20,348         20,312
Other ............................................         75,635         64,322
                                                         --------       --------
                                                         $189,599       $165,358
                                                         ========       ========

NOTE F - Unusual Items

      Facility Closures

      During fiscal 1996, the Company consolidated, closed or sold nine psychiatric facilities (the "1996 Closed Facilities"). The 1996 Closed Facilities that are still owned by the Company will be sold, leased or used for alternative purposes depending on the market conditions in each geographic area. The Company recorded charges of approximately $4.1 million related to facility closures in fiscal 1996.

     Severance and benefits related to the 1996 Closed Facilities were fully paid as of December 31, 1996. Other exit costs paid and applied against the resulting liabilities recorded during fiscal 1996 were approximately $81,000 and $250,000 during the quarter and the six months ended March 31, 1997, respectively.

      During the second quarter of fiscal 1997, the Company consolidated or closed three psychiatric facilities and its one general hospital (the "1997 Closed Facilities"). The 1997 Closed Facilities which are owned by the Company are expected to be sold as part of the Crescent Transactions, as hereinafter defined. The Company recorded charges of approximately $4.2 million related to facility closures in the second quarter of fiscal 1997, which consisted of approximately $3.0 million for severance and related benefits and $1.2 million for contract terminations and other costs.

     Approximately 700 employees were terminated at the 1997 Closed Facilities. Severance and related benefits paid and applied against the resulting liability were approximately $2.3 million during the quarter ended March 31, 1997. Other exit costs paid and applied against the resulting liability were approximately $280,000.

      The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expenses and depreciation and amortization of the 1996 Closed Facilities and the 1997 Closed Facilities (in thousands):


                                                 Quarter Ended March 31,          Six Months Ended March 31,
                                                   1996           1997              1996              1997
                                                 -----------------------          --------------------------
Net Revenue .....................................$26,722        $ 7,687           $51,635           $18,666
Salaries, supplies and other operating
       expenses and bad debt expenses ........... 27,082          8,736            52,222            21,219
Depreciation and Amortization ...................    551             91             1,103               272


      The Company recorded a charge of approximately $2.0 million in the fourth quarter of fiscal 1996 related to severance and related benefits for employees who were terminated pursuant to planned overhead reductions. Substantially all of such severance and benefits was paid as of December 31, 1996.

      Facility Sales

      The Company sold two psychiatric facilities during the quarter ended March 31, 1997 that were closed during fiscal 1995. The Company received approximately $5.6 million in proceeds from the sales and recorded an aggregate gain on such sales of approximately $2.8 million during the quarter ended March 31, 1997.

NOTE G - Income per Common Share

      Primary income per common share equals net income divided by the weighted average number of shares outstanding, after giving effect to dilutive common stock equivalents. Fully diluted income per common share gives effect to dilutive common stock equivalents and other potentially dilutive securities.

      The minority stockholders of Green Spring Health Services, Inc. ("Green Spring"), the Company's 61% owned managed care subsidiary, have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for 2,831,739 shares of Magellan Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998. The Exchange Option is classified as a potentially dilutive security for the purpose of computing fully diluted income per common share. A reconciliation of the calculation of fully diluted income per common share for the three months and the six months ended March 31, 1996, assuming conversion of the Exchange Option as of the beginning of the periods presented or December 13, 1995, whichever date is later, is as follows:



                                                                       Three Months Ended     Six Months Ended
                                                                        March 31, 1996         March 31, 1996
                                                                       ------------------    -----------------
                                                                                   (in thousands)
Net income ................................................................ $ 20,069              $ 29,817
Adjustments for the assumed conversion of the Exchange Option:
       Minority interest ..................................................      811                 1,082
       Amortization .......................................................     (276)                 (341)
                                                                            --------              --------
Adjusted net income - Fully diluted income per share ...................... $ 20,604              $ 30,558
                                                                            ========              ========


                                                                        Three Months Ended     Six Months Ended
                                                                        March 31, 1996          March 31, 1996
                                                                       -----------------------------------------
                                                                          (in thousands, except per share data)

Weighted average number of common shares outstanding
     for fully diluted income per share, excluding the assumed
     conversion of the Exchange Option ....................................   31,883                30,137
Assumed conversion of the Exchange Option .................................    2,832                 1,714
                                                                              ------                ------
Weighted average number of common shares outstanding -
     Fully diluted ........................................................   34,715                31,851
                                                                              ======                ======
Fully diluted income per common share .....................................   $ 0.59                $ 0.96
                                                                              ======                ======



      Common stock equivalents were less than 3% dilutive and the Exchange Option was anti-dilutive for the three months and the six months ended March 31, 1997. Accordingly, primary and fully diluted income per common share were computed excluding common stock equivalents and the Exchange Option for the three months and the six months ended March 31, 1997.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("FAS 128"), which is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements". The Company is required to adopt FAS 128 in the first quarter of fiscal 1998. Income per common share under FAS 128, if applied to the three months and the six months ended March 31, 1996 and 1997, is as follows:


                                                                          For the Three Months                For the Six Months
                                                                              Ended March 31,                    Ended March 31,
                                                                        ----------------------------     ---------------------------
                                                                          1996              1997            1996            1997
                                                                        ----------       -----------     ----------     -----------
                                                                                   (in thousands, expept per share data)
Income per common share - Basic
       Income before extraordinary item ...........................      $     0.64      $     0.41      $     1.01     $     0.66
       Extraordinary loss on early extinguishment of debt .........            --              --              --            (0.10)
                                                                         ----------      ----------      ----------     ----------
Net Income ........................................................      $     0.64      $     0.41      $     1.01     $     0.56
                                                                         ==========      ==========      ==========     ==========

Income per common share - Diluted
       Income before extraordinary item ...........................      $     0.59      $     0.41      $     0.96     $     0.65
       Extraordinary loss on early extinguishment of debt .........            --              --              --            (0.10)
                                                                         ----------      ----------      ----------     ----------
Net Income ........................................................      $     0.59      $     0.41      $     0.96     $     0.55
                                                                         ==========      ==========      ==========     ==========

Weighted average number of common shares outstanding:
       Basic ......................................................          31,247          28,726          29,612         28,657
                                                                         ==========      ==========      ==========     ==========
       Diluted ....................................................          34,714          29,343          31,813         29,155
                                                                         ==========      ==========      ==========     ==========

       A reconciliation of the calculation of Diluted income per common share is as follows:

                                                                          For the Three Months               For the Six Months
                                                                              Ended March 31,                  Ended March 31,
                                                                         ----------------------------    -------------------------
                                                                           1996             1997            1996           1997
                                                                         ----------      ------------    ----------     ----------
                                                                                   (in thousands, except per share data)

Income before extraordinary item ..................................      $ 20,069        $ 11,892        $ 29,817       $ 19,033
Adjustments for the assumed conversion of the Exchange Option:
       Minority interest ..........................................           811            --             1,082           --
       Amortization ...............................................          (276)           --              (341)          --
                                                                         --------        --------        --------       --------
Adjusted income before extraordinary item - Diluted ...............        20,604          11,892          30,558         19,033
       Extraordinary loss on early extinguishment of debt .........          --              --              --           (2,950)
                                                                         --------        --------        --------       --------
Adjusted net income - Diluted .....................................      $ 20,604        $ 11,892        $ 30,558       $ 16,083
                                                                         ========        ========        ========       ========

Weighted average number of common shares outstanding - Diluted:
       Basic ......................................................        31,247          28,726          29,612         28,657
       Common stock equivalents ...................................           635             617             487            498
       Assumed conversion of the Exchange Option ..................         2,832            --             1,714           --
                                                                         --------        --------        --------       --------
                                                                           34,714          29,343          31,813         29,155
                                                                         ========        ========        ========       ========
Income per common share - Diluted
       Income before extraordinary item ...........................      $   0.59        $   0.41        $   0.96       $   0.65
       Extraordinary loss on early extinguishment of debt .........          --              --              --            (0.10)
                                                                         --------        --------        --------       --------
Net Income ........................................................      $   0.59        $   0.41        $   0.96       $   0.55
                                                                         ========        ========        ========       ========






NOTE H - Contingencies

      The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. The Company recorded reductions of expenses of approximately $7.5 million and $5.0 million during the quarter and the six months ended March 31,
1996 and 1997,  respectively.   These  reductions  resulted  primarily  from
updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

      The Company and certain of its subsidiaries are subject to claims, civil suits, and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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



NOTE I - Guarantor Condensed Consolidating Financial Statements

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                                                                                  September 30, 1996
                                                                               -----------------------------------------------------
                                                                                                              Magellan
                                                                                                               Health
                                                                                                            Services, Inc.
                                                                               Guarantor     Nonguarantor       (Parent
                                ASSETS                                        Subsidiaries   Subsidiaries    Corporation)
                                                                              ------------   ------------   --------------
Current Assets
       Cash and cash equivalents ..........................................   $    29,751    $    79,552    $    11,642
       Accounts receivable, net ...........................................       139,523         44,904          5,451
       Supplies ...........................................................         4,091            394            268
       Other current assets ...............................................         8,379            121         14,074
                                                                              -----------    -----------    -----------
                       Total Current Assets ...............................       181,744        124,971         31,435
Assets restricted for settlement of unpaid claims and
       other long-term liabilities ........................................          --           78,542         26,761
Property and Equipment
       Land ...............................................................        74,790          6,657          1,984
       Buildings and improvements .........................................       350,187         33,493          5,141
       Equipment ..........................................................       112,748         25,206          8,961
                                                                              -----------    -----------    -----------
                                                                                  537,725         65,356         16,086
       Accumulated depreciation ...........................................      (111,556)       (10,313)        (4,184)
       Construction in progress ...........................................         1,586            621             69
                                                                              -----------    -----------    -----------
                                                                                  427,755         55,664         11,971
Other Long-Term Assets (1) ................................................        92,978        (78,517)     1,172,069
Goodwill, net .............................................................        20,645         94,682         12,685
Other Intangible Assets, net ..............................................         5,213         22,341         14,973
                                                                              -----------    -----------    -----------

                                                                              $   728,335    $   297,683    $ 1,269,894
                                                                              ===========    ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $    32,644    $    34,057    $    12,265
       Accrued liabilities and income tax payable .........................        57,948         55,208         76,443
       Current maturities of long-term debt and capital lease obligations .         2,620          3,131           --
                                                                              -----------    -----------    -----------
                       Total Current Liabilities ..........................        93,212         92,396         88,708
Long-Term Debt and Capital Lease Obligations ..............................      (455,333)         8,815      1,012,825
Deferred Income Tax  Liabilities ..........................................          --           (4,252)        16,620
Reserve for Unpaid Claims .................................................          --           72,494            546
Deferred Credits and Other Long-Term Liabilities(1) .......................       352,044         43,565         29,378
Minority interest .........................................................          --             --             --
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  33,007 shares ............................         2,764           (483)         8,252
Committments and contingencies
Other Stockholders' Equity
       Additional paid-in capital .........................................       609,627         30,237        327,681
       Retained earnings (Accumulated deficit) ............................       126,826         58,932       (129,457)
       Warrants outstanding ...............................................          --             --               54
       Common Stock in treasury, 4,424 shares .............................          --           (4,736)       (82,731)
       Cumulative foreign currency adjustments ............................          (805)           715         (1,982)
                                                                              -----------    -----------    -----------
                                                                                  738,412         84,665        121,817

                                                                              -----------    -----------    -----------
                                                                              $   728,335    $   297,683    $ 1,269,894
                                                                              ===========    ===========    ===========


                                                                              Consolidated
                                                                               Elimination   Consolidated
                                                                                 Entries         Total
                                                                              ------------   ------------
                                ASSETS

Current Assets
       Cash and cash equivalents ..........................................   $      --      $   120,945
       Accounts receivable, net ...........................................          --          189,878
       Supplies ...........................................................          --            4,753
       Other current assets ...............................................          --           22,574
                                                                              -----------    -----------
                       Total Current Assets ...............................          --          338,150
Assets restricted for settlement of unpaid claims and
       other long-term liabilities ........................................          --          105,303
Property and Equipment
       Land ...............................................................          --           83,431
       Buildings and improvements .........................................          --          388,821
       Equipment ..........................................................          --          146,915
                                                                              -----------    -----------
                                                                                     --          619,167
       Accumulated depreciation ...........................................          --         (126,053
       Construction in progress ...........................................          --            2,276
                                                                              -----------    -----------
                                                                                     --          495,390
Other Long-Term Assets (1) ................................................    (1,155,775)        30,755
Goodwill, net .............................................................          --          128,012
Other Intangible Assets, net ..............................................          --           42,527
                                                                              -----------    -----------

                                                                              $(1,155,775)   $ 1,140,137
                                                                              ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $      --      $    78,966
       Accrued liabilities and income tax payable .........................          --          189,599
       Current maturities of long-term debt and capital lease obligations .          --            5,751
                                                                              -----------    -----------
                       Total Current Liabilities ..........................          --          274,316
Long-Term Debt and Capital Lease Obligations ..............................          --          566,307
Deferred Income Tax  Liabilities ..........................................          --           12,368
Reserve for Unpaid Claims .................................................          --           73,040
Deferred Credits and Other Long-Term Liabilities(1) .......................      (385,218)        39,769
Minority interest .........................................................        52,520         52,520
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding -  33,007 shares ............................        (2,281)         8,252
Committments and contingencies
Other Stockholders' Equity
       Additional paid-in capital .........................................      (639,864)       327,681
       Retained earnings (Accumulated deficit) ............................      (185,758)      (129,457
       Warrants outstanding ...............................................          --               54
       Common Stock in treasury, 4,424 shares .............................         4,736        (82,731
       Cumulative foreign currency adjustments ............................            90         (1,982
                                                                              -----------    -----------
                                                                                 (823,077)       121,817

                                                                              -----------    -----------
                                                                              $(1,155,775)   $ 1,140,137
                                                                              ===========    ===========

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.
     The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.



                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                                                                            March 31, 1997
                                                                              ------------------------------------------



                                                                               Guarantor     Nonguarantor   Consolidated
                                 ASSETS                                       Subsidiaries   Subsidiaries      Total
                                                                              ------------   ------------   ------------
Current Assets
       Cash and cash equivalents ..........................................   $    30,800    $    68,617    $    14,828
       Accounts receivable, net ...........................................       135,926         50,253          6,215
       Supplies ...........................................................         3,838            330            297
       Other current assets ...............................................         6,730          3,076         15,493
                                                                              -----------    -----------    -----------
                       Total Current Assets ...............................       177,294        122,276         36,833
Assets restricted for settlement of unpaid claims
       and other long-term liabilities ....................................          --           76,153         20,249
Property and Equipment
       Land ...............................................................        76,306          5,385          1,014
       Buildings and improvements .........................................       357,052         31,121          5,641
       Equipment ..........................................................       117,227         28,338          9,266
                                                                              -----------    -----------    -----------
                                                                                  550,585         64,844         15,921
       Accumulated depreciation ...........................................      (125,090)       (13,573)        (5,061)
       Construction in progress ...........................................         2,069          1,666           --
                                                                              -----------    -----------    -----------
                                                                                  427,564         52,937         10,860
Other Long-Term Assets (1) ................................................        74,036          5,277      1,170,107
Goodwill, net .............................................................        19,688         93,123         12,518
Other Intangible Assets, net ..............................................         4,332         23,050         13,384
                                                                              -----------    -----------    -----------
                                                                              $   702,914    $   372,816    $ 1,263,951
                                                                              ===========    ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable ...................................................   $    44,583    $    18,162    $     7,175
       Accrued liabilities ................................................        48,591         62,620         54,147
       Current maturities of long-term debt and capital lease obligations .         2,715          3,130           --
                                                                              -----------    -----------    -----------

                       Total Current Liabilities ..........................        95,889         83,912         61,322
Long-Term Debt and Capital Lease Obligations ..............................      (497,042)         7,654      1,069,924
Deferred Income Tax Liabilities ...........................................          --           (4,307)        19,602
Reserve for Unpaid Claims .................................................          --           69,647         (7,331)
Deferred Credits and Other Long-Term Liabilities (1) ......................       379,347         43,911        (21,774)
Minority interest .........................................................          --             --             --
Stockholders' Equity
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding - 33,221 shares .............................         2,756           (483)         8,307
Commitments and contingencies
Other Stockholders' Equity
       Additional paid-in capital .........................................       723,068        130,809        332,905
       Retained earnings (Accumulated deficit) ............................        (1,721)        44,039       (113,374)
       Warrants outstanding ...............................................          --             --               50
       Common stock in Treasury, 4,424 shares .............................          --             --          (82,731)
       Cumulative foreign currency adjustments ............................           617         (2,366)        (2,949)
                                                                              -----------    -----------    -----------
                                                                                  724,720        171,999        142,208
                                                                              -----------    -----------    -----------
                                                                              $   702,914    $   372,816    $ 1,263,951
                                                                              ===========    ===========    ===========


                                                                                Magellan
                                                                                 Health
                                                                              Services, Inc. Consolidated
                                                                                 (Parent      Elimination
                                                                              Corporation)      Entries
                                                                              -------------- --------------

                              ASSETS

Current Assets
       Cash and cash equivalents ..........................................   $      --      $   114,245
       Accounts receivable, net ...........................................          --          192,394
       Supplies ...........................................................          --            4,465
       Other current assets ...............................................          --           25,299
                                                                              -----------    -----------
                                                                                     --          336,403
                       Total Current Assets ...............................
Assets restricted for settlement of unpaid claims                                    --           96,402
       and other long-term liabilities ....................................
Property and Equipment                                                               --           82,705
       Land ...............................................................          --          393,814
       Buildings and improvements .........................................          --          154,831
       Equipment ..........................................................   -----------    -----------
                                                                                     --          631,350
                                                                                     --         (143,724)
                                                                                     --            3,735
       Accumulated depreciation ...........................................   -----------    -----------
       Construction in progress ...........................................
                                                                                     --          491,361
                                                                               (1,217,294)        32,126
                                                                                     --          125,329
Other Long-Term Assets (1) ................................................          --           40,766
Goodwill, net .............................................................   -----------    -----------
Other Intangible Assets, net ..............................................   $(1,217,294)   $ 1,122,387
                                                                              ===========    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY                        $      --      $    69,920
Current Liabilities                                                                  --          165,358
       Accounts payable ...................................................          --            5,845
       Accrued liabilities ................................................   -----------    -----------
       Current maturities of long-term debt and capital lease obligations .
                                                                                     --          241,123
                                                                                     --          580,536
                       Total Current Liabilities ..........................          --           15,295
Long-Term Debt and Capital Lease Obligations ..............................          --           62,316
Deferred Income Tax Liabilities ...........................................      (377,273)        24,211
Reserve for Unpaid Claims .................................................        56,698         56,698
Deferred Credits and Other Long-Term Liabilities (1) ......................
Minority interest .........................................................
Stockholders' Equity                                                               (2,273)         8,307
       Common Stock, par value $0.25 per share;  Authorized - 80,000 shares
       Issued and outstanding - 33,221 shares .............................
Commitments and contingencies                                                    (853,877)       332,905
Other Stockholders' Equity                                                        (42,318)      (113,374)
       Additional paid-in capital .........................................          --               50
       Retained earnings (Accumulated deficit) ............................          --          (82,731)
       Warrants outstanding ...............................................         1,749         (2,949)
       Common stock in Treasury, 4,424 shares .............................   -----------    -----------
       Cumulative foreign currency adjustments ............................      (896,719)       142,208
                                                                              -----------    -----------
                                                                              $(1,217,294)   $ 1,122,387
                                                                              ===========    ===========


(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.
     The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these balance sheets.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                      For the Three Months ended March 31, 1996
                                                                      -------------------------------------------
                                                                                                     Magellan
                                                                                                      Health
                                                                                                   Services, Inc.
                                                                      Guarantor      Nonguarantor     (Parent
                                                                      Subsidiaries   Subsidiaries   Corporation)
                                                                      ------------   ------------   -------------
Net revenue .......................................................   $ 264,824      $  95,161      $    (220)
Costs and expenses
       Salaries,  supplies and other operating expenses ...........     198,177         84,731         (3,078)
       Bad debt expense ...........................................      21,074          1,319            226
       Depreciation and amortization ..............................       9,283          3,647            190
       Interest, net ..............................................     (10,286)          (348)        19,206
       Stock option expense (credit) ..............................        --             --             (409)
                                                                      ---------      ---------      ---------
                                                                        218,248         89,349         16,135
                                                                      ---------      ---------      ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries .......................      46,576          5,812        (16,355)
Provision for  income taxes .......................................         688          1,414            (61)
                                                                      ---------      ---------      ---------
Income (loss) before equity in earnings (loss) of subsidiaries ....      45,888          4,398        (16,294)
Equity in earnings (loss) of subsidiaries .........................          79           (844)        36,363
                                                                      ---------      ---------      ---------
Net income (loss) .................................................   $  45,967      $   3,554      $  20,069
                                                                      =========      =========      =========

                                                                      Consolidated
                                                                       Elimination   Consolidated
                                                                        Entries         Total
                                                                      ------------   ------------


Net revenue .......................................................   $  (4,812)     $ 354,953
Costs and expenses
       Salaries,  supplies and other operating expenses ...........      (4,812)       275,018
       Bad debt expense ...........................................        --           22,619
       Depreciation and amortization ..............................        --           13,120
       Interest, net ..............................................        --            8,572
       Stock option expense (credit) ..............................        --             (409)
                                                                      ---------      ---------
                                                                         (4,812)       318,920
                                                                      ---------      ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries .......................        --           36,033
Provision for  income taxes .......................................      12,372         14,413
                                                                      ---------      ---------
Income (loss) before equity in earnings (loss) of subsidiaries ....     (12,372)        21,620
Equity in earnings (loss) of subsidiaries .........................     (37,149)        (1,551)
                                                                      ---------      ---------
Net income (loss) .................................................   $ (49,521)     $  20,069
                                                                      =========      =========



                                                                      For the Three Months ended March 31, 1997
                                                                      -------------------------------------------
                                                                                                     Magellan
                                                                                                      Health
                                                                                                   Services, Inc.
                                                                      Guarantor      Nonguarantor    (Parent
                                                                      Subsidiaries   Subsidiaries  Corporation)
                                                                      ------------  ------------- ---------------

Net revenue ......................................................    $ 243,746     $ 112,611     $  (5,735)
Costs and expenses
       Salaries,  supplies and other operating expenses ..........      184,458        90,018         8,434
       Bad debt expense ..........................................       14,062         1,078          --
       Depreciation and amortization .............................        8,145         3,723         1,220
       Interest, net .............................................      (13,056)         (552)       26,761
       Stock option expense ......................................         --            --             829
       Unusual items .............................................        1,395          --            --
                                                                      ---------     ---------     ---------
                                                                        195,004        94,267        37,244
                                                                      ---------     ---------     ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries ......................       48,742        18,344       (42,979)
Provision for  income taxes ......................................          203         3,331         6,109
                                                                      ---------     ---------     ---------
Income (loss) from continuing operations before
  equity in earnings (loss) of subsidiaries ......................       48,539        15,013       (49,088)
Equity in earnings (loss) of continuing subsidiaries .............         (305)       (2,138)       60,980
                                                                      ---------     ---------     ---------
Net income (loss) ................................................    $  48,234     $  12,875     $  11,892
                                                                      =========     =========     =========

                                                                      Consolidated
                                                                      Elimination   Consolidated
                                                                        Entries        Total
                                                                      ------------  ------------



Net revenue ......................................................    $    (700)    $ 349,922
Costs and expenses
       Salaries,  supplies and other operating expenses ..........         (700)      282,210
       Bad debt expense ..........................................         --          15,140
       Depreciation and amortization .............................         --          13,088
       Interest, net .............................................         --          13,153
       Stock option expense ......................................         --             829
       Unusual items .............................................         --           1,395
                                                                      ---------     ---------
                                                                           (700)      325,815
                                                                      ---------     ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries ......................         --          24,107
Provision for  income taxes ......................................         --           9,643
                                                                      ---------     ---------
Income (loss) from continuing operations before
  equity in earnings (loss) of subsidiaries ......................         --          14,464
Equity in earnings (loss) of continuing subsidiaries .............      (61,109)       (2,572)
                                                                      ---------     ---------
Net income (loss) ................................................    $ (61,109)    $  11,892
                                                                      =========     =========

The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                           For the Six Months ended March 31, 1996
                                                                           ----------------------------------------
                                                                                                     Magellan
                                                                                                       Health
                                                                                                     Services, Inc.
                                                                            Guarantor   Nonguarantor   (Parent
                                                                           Subsidiaries Subsidiaries Corporation)
                                                                           ------------ ------------ --------------
Net revenue ............................................................   $ 512,578    $ 139,689    $   7,627
Costs and expenses
       Salaries, supplies and other operating expenses .................     392,023      122,091        1,506
       Bad debt expense ................................................      41,038        1,988         (619)
       Depreciation and amortization ...................................      18,028        4,903          369
       Interest, net ...................................................     (20,386)        (268)      43,048
       Stock option expense ............................................        --           --          1,414
                                                                           ---------    ---------    ---------
                                                                             430,703      128,714       45,718
                                                                           ---------    ---------    ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries ............................      81,875       10,975      (38,091)
Provision for income taxes .............................................       1,341        2,046          208
                                                                           ---------    ---------    ---------

Income (loss) before equity in earnings (loss) of subsidiaries .........      80,534        8,929      (38,299)
Equity in earnings (loss) of subsidiaries ..............................         368       (1,145)      54,438
                                                                           =========    =========    =========
Net income (loss) ......................................................   $  80,902    $   7,784    $  16,139
                                                                           =========    =========    =========
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities ........................   $  14,420    $  17,954    $  (4,977)
                                                                           ---------    ---------    ---------

Cash Flows from Investing Activities:
       Capital expenditures ............................................     (12,043)        (356)        (388)
       Proceeds from sale of assets ....................................         653         --           --
       Acquisitions and investments in businesses, net of cash acquired         (256)      38,226      (85,890)
       Increase in assets restricted for the settlement of unpaid claims      (7,615)       1,545         --
                                                                           ---------    ---------    ---------
Cash provided by (used in) investing activities ........................     (11,646)      30,255      (84,733)
                                                                           ---------    ---------    ---------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt ..............................        --            125       68,000
       Payments on debt and capital obligations ........................     (11,566)        (471)     (68,000)
       Proceeds from issuance of Common Stock, net of issuance costs ...        --           --         68,669
       Income tax payments made on behalf of stock optionees ...........        --           --         (1,678)
       Proceeds from exercise of stock option and warrants .............        --           --          1,808
                                                                            --------    ---------    ---------

Cash provided by (used in) financing activities ........................     (11,566)        (346)      68,799
                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................      (8,792)      47,863      (20,911)
Cash and cash equivalents at beginning of period .......................      60,719       10,279       34,516
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period .............................   $  51,927    $  58,142    $  13,605
                                                                           =========    =========    =========

                                                                           Consolidated
                                                                           Elimination  Consolidated
                                                                             Entries       Total
                                                                           ------------ -----------

Net revenue ............................................................   $  (9,276)   $ 650,618
Costs and expenses
       Salaries, supplies and other operating expenses .................      (9,276)     506,344
       Bad debt expense ................................................        --         42,407
       Depreciation and amortization ...................................        --         23,300
       Interest, net ...................................................        --         22,394
       Stock option expense ............................................        --          1,414
                                                                           ---------    ---------
                                                                              (9,276)     595,859
                                                                           ---------    ---------
Income (loss) before income taxes and
  equity in earnings (loss) of subsidiaries ............................        --         54,759
Provision for income taxes .............................................      18,777       22,372
                                                                           ---------    ---------

Income (loss) before equity in earnings (loss) of subsidiaries .........     (18,777)      32,387
Equity in earnings (loss) of subsidiaries ..............................     (56,231)      (2,570)
                                                                           =========    =========
Net income (loss) ......................................................   $ (75,008)   $  29,817
                                                                           =========    =========
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities ........................   $    --      $  27,397
                                                                           ---------    ---------

Cash Flows from Investing Activities:
       Capital expenditures ............................................        --        (12,787)
       Proceeds from sale of assets ....................................        --            653
       Acquisitions and investments in businesses, net of cash acquired         --        (47,920)
       Increase in assets restricted for the settlement of unpaid claims      (6,070)
                                                                           ---------    ---------
Cash provided by (used in) investing activities ........................        --        (66,124)
                                                                           ---------    ---------
Cash Flows from Financing Activities:
       Proceeds from the issuance of debt ..............................        --         68,125
       Payments on debt and capital obligations ........................        --        (80,037)
       Proceeds from issuance of Common Stock, net of issuance costs ...        --         68,669
       Income tax payments made on behalf of stock optionees ...........        --         (1,678)
       Proceeds from exercise of stock option and warrants .............        --          1,808
                                                                           ---------    ---------

Cash provided by (used in) financing activities ........................        --         56,887
                                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................        --         18,160
Cash and cash equivalents at beginning of period .......................        --        105,514
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $    --      $ 123,674
                                                                           =========    =========

 The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements.


                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                                           For the Six Months ended March 31, 1997
                                                                                           -----------------------------------------
                                                                                                                      Services, Inc.
                                                                                           Guarantor     Nonguarantor     (Parent
                                                                                           Subsidiaries  Subsidiaries  Corporation)
                                                                                           ------------  ------------ --------------
Net revenue ............................................................................   $ 467,268     $ 225,202    $   4,971
Costs and expenses
       Salaries,  supplies and other operating expenses ................................     361,784       190,278       14,971
       Bad debt expense ................................................................      33,086         7,473        1,952
       Interest, net ...................................................................     (25,162)         (995)      52,879
       Stock option expense (credit) ...................................................        --            --          1,433
       Unusual Items ...................................................................       1,395          --           --
                                                                                           ---------     ---------    ---------
                                                                                             387,865       199,045       71,235
                                                                                           ---------     ---------    ---------
Income (loss) before income taxes,  equity in earnings
   (loss) of subsidiaries and extraordinary item .......................................      79,403        26,157      (66,264)
Provision for income taxes .............................................................       1,034         6,186        8,498
                                                                                           ---------     ---------    ---------
Income (loss) before equity in earnings (loss) of subsidiaries
   and extraordinary item ..............................................................      78,369        19,971      (74,762)
Equity in earnings (loss) of continuing subsidiaries before extraordinary item .........        (358)       (3,980)      93,795
                                                                                           ---------     ---------    ---------
Income (loss) before extraordinary item ................................................      78,011        15,991       19,033
Extraordinary item - loss on early extinguishment of debt (net of
  income tax benefit of $1,967) ........................................................      (1,193)         --         (2,950)
                                                                                           ---------     ---------    ---------
Net income (loss) ......................................................................   $  76,818     $  15,991    $  16,083
                                                                                           =========     =========    =========

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities ........................................   $   4,185     $     677    $ (16,385)
                                                                                           ---------     ---------    ---------
Cash Flows from Investing Activities:
       Capital expenditures ............................................................      (8,170)       (5,868)        (335)
       Acquisitions and investments in businesses, net of cash acquired ................      (4,944)       (7,614)        (404)
       Decrease (increase) in assets restricted for the settlement of unpaid claims ....        --           2,389        6,237
       Proceeds from the sale of assets ................................................      10,386          --           --
                                                                                           ---------     ---------    ---------
Cash provided by (used in) investing activities ........................................      (2,728)      (11,093)       5,498
                                                                                           ---------     ---------    ---------
Cash Flows from Financing Activities:
       Payments on debt and capital lease obligations ..................................     (72,024)         (519)     (44,978)
       Proceeds from the issuance of debt ..............................................      71,616          --         55,209
       Proceeds from exercise of stock options and warrants ............................        --            --          3,842
                                                                                           ---------     ---------    ---------
Cash provided by (used in) financing activities ........................................        (408)         (519)      14,073
                                                                                           ---------     ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................................       1,049       (10,935)       3,186
Cash and cash equivalents at beginning of period .......................................      29,751        79,552       11,642
                                                                                           ---------     ---------    ---------
Cash and cash equivalents at end of period .............................................   $  30,800     $  68,617    $  14,828
                                                                                           =========     =========    =========

                                                                                           Consolidated
                                                                                           Elimination  Consolidated
                                                                                             Entries      Total
                                                                                           ------------ ------------

Net revenue ............................................................................   $    (700)   $ 696,741
Costs and expenses
       Salaries,  supplies and other operating expenses ................................        (700)     566,333
       Bad debt expense ................................................................        --         26,187
       Interest, net ...................................................................        --         26,722
       Stock option expense (credit) ...................................................        --          1,433
       Unusual Items ...................................................................        --          1,395
                                                                                           ---------    ---------
                                                                                                (700)     657,445
                                                                                           ---------    ---------
Income (loss) before income taxes,  equity in earnings
   (loss) of subsidiaries and extraordinary item .......................................        --         39,296
Provision for income taxes .............................................................        --         15,718
                                                                                           ---------    ---------
Income (loss) before equity in earnings (loss) of subsidiaries
   and extraordinary item ..............................................................        --         23,578
Equity in earnings (loss) of continuing subsidiaries before extraordinary item .........     (94,002)      (4,545)
                                                                                           ---------    ---------
Income (loss) before extraordinary item ................................................     (94,002)      19,033
Extraordinary item - loss on early extinguishment of debt (net of
  income tax benefit of $1,967) ........................................................       1,193       (2,950)
                                                                                           ---------    ---------
Net income (loss) ......................................................................   $ (92,809)   $  16,083
                                                                                           =========    =========

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating activities ........................................   $    --      $ (11,523)
                                                                                           ---------    ---------
Cash Flows from Investing Activities:
       Capital expenditures ............................................................        --        (14,373)
       Acquisitions and investments in businesses, net of cash acquired ................        --        (12,962)
       Decrease (increase) in assets restricted for the settlement of unpaid claims ....        --          8,626
       Proceeds from the sale of assets ................................................        --         10,386
                                                                                           ---------    ---------
Cash provided by (used in) investing activities ........................................        --         (8,323)
                                                                                           ---------    ---------
Cash Flows from Financing Activities:
       Payments on debt and capital lease obligations ..................................        --       (117,521)
       Proceeds from the issuance of debt ..............................................        --        126,825
       Proceeds from exercise of stock options and warrants ............................        --          3,842
                                                                                           ---------    ---------
Cash provided by (used in) financing activities ........................................        --         13,146
                                                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................................        --         (6,700)
Cash and cash equivalents at beginning of period .......................................        --        120,945
                                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................................   $    --      $ 114,245
                                                                                           =========    =========


The accompanying Notes to Condensed Consolidating Financial Statements are an integral part of these statements

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 March 31, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


      This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital and the statements under the heading "Outlook". Actual results may differ materially from those projected in such forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, potential reductions in reimbursement by third-party payers and changes in hospital payer mix, governmental budgetary constraints and healthcare reform, the impact of potential hospital closures, competition in the provider business and the managed care business, and the regulatory environment for the Company's businesses, as well as the other factors discussed in Exhibit 99 hereto, which is hereby incorporated by reference.

Green Spring Acquisition

      On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option ("Exchange Option") for a portion of the stockholder's interest in Green Spring. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network covering approximately
15.5 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $113 million.

      The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of March 31, 1997, the minority stockholders of Green Spring have the Exchange Option, under certain circumstances, to exchange their ownership interest in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

Psychiatric Hospital Results

      Selected statistics (from the date of acquisition for acquired facilities) for the psychiatric hospitals in operation by quarter for fiscal 1996 and fiscal 1997 are as follows:


                                                       Fiscal                Fiscal                   %
                                                        1996                  1997                  Change
                                                     ----------             ----------            -----------
Hospitals in operation:
       December 31 .................................        102                    95                    (7)%
       March 31 ....................................         99                    93                    (6)
       June 30 .....................................         96
       September 30 ................................         95

Average licensed beds at:
       Quarter:
            First ..................................      9,110                 8,463                    (7)%
            Second .................................      9,040                 8,468                    (6)
            Third ..................................      8,677
            Fourth .................................      8,469
       Year ........................................      8,805

Net revenue (in thousands):
       Quarter:
            First .................................. $  253,565            $  229,064                   (10)%
            Second .................................    257,690               225,494                   (12)
            Third ..................................    249,145
            Fourth .................................    228,597
                                                     ----------
       Year ........................................ $  988,997
                                                     ==========

Patient days:
       Quarter:
            First ..................................    432,474               392,352                    (9)%
            Second .................................    463,327               402,929                   (13)
            Third ..................................    452,864
            Fourth .................................    404,346
                                                     ----------
       Year ........................................  1,753,011
                                                     ==========

Equivalent patient days:
       Quarter:
            First ..................................    478,693               437,960                    (9)%
            Second .................................    513,502               447,551                   (13)
            Third ..................................    503,622
            Fourth .................................    450,708
                                                     ----------
       Year ........................................  1,946,525
                                                     ==========

Net revenue per equivalent patient day:
       Quarter:
            First .................................. $      530            $      523                    (1)%
            Second .................................        502                   504                    --
            Third ..................................        495
            Fourth .................................        507
       Year ........................................        508

Admissions:
       Quarter:
            First ..................................     32,865                32,326                    (2)%
            Second .................................     37,966                34,643                    (9)
            Third ..................................     35,854
            Fourth .................................     33,861
                                                     ----------
       Year ........................................    140,546
                                                     ==========

Average length of stay (days):
       Quarter:
            First ..................................       12.4                  11.5                    (7)%
            Second .................................       12.2                  11.1                    (9)
            Third ..................................       12.5
            Fourth .................................       12.5
       Year ........................................       12.4


Note: Includes Northstar Hospital in Anchorage, Alaska that is managed pursuant to a joint venture arrangement.

Results of Operations

     The following table summarizes, for the periods indicated, changes in selected operating indicators.


                                                                             Percentage of Net Revenue
                                                           -------------------------------------------------------------
                                                           Three Months Ended March 31,       Six Months Ended March 31,
                                                           ----------------------------      ---------------------------
                                                               1996             1997           1996            1997
                                                           ------------     ---------        ---------------------------
Net revenue ...............................................    100.0%          100.0%          100.0%          100.0%

Salaries, supplies and other operating expenses ...........     77.5            80.7            77.8            81.3
Bad debt expense ..........................................      6.4             4.3             6.5             5.1
                                                              ------           -----           -----           -----
Total expenses ............................................     83.9            85.0            84.3            86.4

Operating margin ..........................................     16.1%           15.0%           15.7%           13.6%
                                                              ======           =====           =====           =====


     Patient days at the Company's hospitals decreased 13.0% and 11.2% for the quarter and the six months ended March 31, 1997, respectively, as compared to the same periods of fiscal 1996. The decrease resulted primarily from patient days attributable to the hospitals closed during fiscal 1996 and 1997 and a decline in average length of stay. Total admissions decreased 8.8% and 5.5% for the quarter and the six months ended March 31, 1997, respectively, as compared to the prior year periods. The decrease resulted primarily from the hospitals closed in fiscal 1996 and 1997.

     The Company's  net revenue for the quarter  ended March 31, 1997  decreased
1.4% as compared to the prior year quarter. The decrease was primarily attributable to (i) the closure of hospitals during fiscal 1996 and 1997 and
(ii) reduced equivalent patient days at the Company's operating hospitals, offset by revenue growth in the company's managed care (Green Spring) and public sector (Public Solutions) businesses. Green Spring revenues were approximately $90.6 million and $65.0 million for the quarters ended March 31, 1997 and 1996, respectively. The 39.4% increase was primarily attributable to Green Spring obtaining several new contracts, which became effective July 1, 1996 and January 1, 1997, to manage the behavioral healthcare component of certain state medicaid programs and increases in services to an insurer. Public Solutions revenues were approximately $22.4 million and $16.2 million for the quarters ended March 31, 1997 and 1996, respectively. The 38.3% increase was primarily attributable to a 44 % increase in placements in mentor homes and $1.4 million in new revenues from correctional contracts.

     The Company's net revenue for the six months ended March 31, 1997 increased
7.1 % as compared to the prior year period. The increase was primarily attributable to the Green Spring acquisition and related internal growth (as previously described) offset by (i) the closure of hospitals during fiscal 1996 and fiscal 1997 and (ii) reduced equivalent patient days at the Company's operating hospitals. Green Spring revenues were approximately $173.5 million and $79.0 million, for the six months ended March 31, 1997 and 1996, respectively.

     The Company's salaries, supplies and other operating expenses increased 2.6% and 11.8% in the quarter and the six months ended March 31, 1997 compared to the same periods in fiscal 1996. The increases resulted primarily from the Green Spring acquisition and related internal growth less the effect of hospitals closed during fiscal 1996 and 1997. Expenses incurred by Green Spring were approximately $80.4 million and $59.3 million for the quarters ended March 31, 1997 and 1996, respectively, and $154.3 million and $71.4 million for the six months ended March 31, 1997 and 1996, respectively.

     The Company's bad debt expense decreased 33.1% and 16.6% in the quarter and the six months ended March 31, 1997 compared to the same periods in fiscal 1996. These decreases are primarily attributable to improvement in accounts receivable agings and turnover compared to prior periods and shifts towards governmental and managed care payers, which reduces the Company's credit risk associated with individual patients. Bad debt expense decreased to 4.3% and 5.1% of revenue for the quarter and the six months ended March 31, 1997, respectively. These decreases are primarily attributable to lower bad debt expense in the provider business and bad debt expense representing less than 1% of Green Spring revenues for the periods presented.

     Depreciation and amortization decreased 0.2% and increased 12.4% in the quarter and the six months ended March 31, 1997 compared to the same periods in fiscal 1996. The increase for the six months ended March 31, 1997 resulted primarily from depreciation and amortization related to the Green Spring Acquisition .

     Interest expense, net, increased $4.6 million and $4.3 million for the quarter and the six months ended March 31, 1997 compared to the same periods in fiscal 1996. These increases resulted primarily from approximately $5.0 million of interest income recorded during the quarter and the six months ended March 31, 1996 related to income tax refunds due from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

     Stock option expense for the quarter and the six months ended March 31, 1997 increased $1.2 million and $19,000 from the previous year periods primarily due to fluctuations in the market price of the Company's common stock.

     The Company recorded unusual items, net, of $1.4 million, during the quarter and the six months ended March 31, 1997, which consisted of a $2.8 million pre-tax gain on the sale of two psychiatric hospitals offset by a $4.2 million charge for the closure of three psychiatric hospitals and one general hospital. See Note F for further information regarding facility closures.

     Minority interest increased $1.0 million and $2.0 million in the quarter and the six months ended March 31, 1997 as compared to the prior year periods. The increases are primarily due to the Company acquiring a controlling interest in Green Spring in December 1995 and Green Spring's internal growth subsequent to the acquisition date.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS 128, which applies to entities with publicly held common stock or potential common stock. FAS 128 replaces APB Opinion 15, "Earnings per Share" and related interpretations. APB Opinion 15 required that entities with simple capital structures present a single "earnings per common share" ("EPS") on the face of the income statement, whereas those with complex capital structures present both "primary" and "fully diluted" EPS. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.

     Statement 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB Opinion 15.

     FAS 128 becomes effective for financial statements for both interim and annual periods ending after December

15, 1997. Earlier application is not permitted. The Company will adopt FAS 128 during the quarter ended December 31, 1997, which is the first quarter of the fiscal year ended September 30, 1998. The Company has disclosed pro forma EPS amounts computed using FAS 128 in Note G to the financial statements for the quarter and the six months ended March 31, 1996 and 1997. After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of FAS 128.

         The primary effect of FAS 128 on the Company's financial statements is the required dual presentation of basic and diluted income per common share for each interim and annual reporting period. APB Opinion No. 15 allowed entities with complex capital structures to present income per common share excluding common stock equivalents and other potentially dilutive securities if the dilution was less than three percent.

Liquidity and Sources of Capital

         Operating Activities. The Company's net cash provided by operating activities was approximately $27.4 million for the six months ended March 31, 1996. Net cash used in operating activities was approximately $11.5 million for the six months ended March 31,1997. The decrease in operating cash flows for the six months ended March 31, 1997 was primarily the result of (i) higher insurance settlement payments ($14.0 million and $21.2 million for the six months ended March 31, 1996 and 1997, respectively), (ii) higher income tax payments and
(iii) reduced cash flows from its provider business. Management believes that the Company will have positive cash flows from operations for the remainder of fiscal 1997, which will be adequate to fund operations, capital expenditures and debt service obligations.

         Investing Activities. The Company acquired a 61% ownership interest in Green Spring during the first quarter of fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $87.2 million compared to approximately $13.0 million for acquisitions and investments in businesses during the six months ended March 31, 1997.

         Management believes that its cash on hand, future cash flows from operations, borrowing capacity under the New Revolving Credit Agreement and its ability to issue debt and equity securities under current market conditions will provide adequate capital resources to support the Company's anticipated investing strategies.

         Financing Activities. The Company borrowed approximately $68.1 million and $15.4 million (excluding borrowings of approximately $115.6 million to pay off the previous Revolving Credit Agreement), respectively, during the six months ended March 31, 1996 and 1997, primarily to fund the acquisition of Green Spring in fiscal 1996 and to fund working capital needs and fees and expenses related to the New Revolving Credit Agreement in fiscal 1997. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

         On September 27, 1996, the Company repurchased approximately 4.0 million shares of its Common Stock for approximately $73.5 million, including transaction costs, pursuant to a "Dutch Auction" self-tender offer to its stockholders. On November 1, 1996, the Company announced that its board of directors approved the repurchase of an additional 3.0 million shares of its Common Stock from time to time subject to the terms of the New Revolving Credit Agreement. The Company expects to use cash on hand, future cash flows from operations and borrowings under its New Revolving Credit Agreement to fund any future treasury stock purchases.

         As of March 31, 1997, the Company had approximately $209 million of availability under the New Revolving Credit Agreement. The Company was in compliance with all debt covenants at March 31, 1997.

Outlook

         Crescent Transactions On January 30, 1997, the Company announced that it had signed definitive agreements for a series of transactions (the "Crescent Transactions") with Crescent Real Estate Equities Limited

Partnership ("Crescent"), which are described in "Item 5 - Other Information" and incorporated herein by reference. The Company expects to close the Crescent Transactions in the third quarter of fiscal 1997.

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

         The Company expects to have approximately $272 million of net proceeds remaining from the Crescent Transactions ("Remaining Proceeds"), assuming consummation of the sale of the European Hospitals, after paying off long-term debt, excluding any Notes repurchased. The Company also expects to enter into a new credit agreement with a group of commercial banks simultaneous with the closing of the Crescent Transactions. Under the terms of the new credit agreement, the Company may borrow up to $200 million to repurchase all of the Notes, if necessary. The Company anticipates that the Crescent Transactions could result in reduced net income until the Remaining Proceeds are used to repurchase Notes or are reinvested at an acceptable rate of return to the Company.

         If the Company is required to repurchase all the Notes as a result of the Crescent Transactions, it would result in increased net income. However, the Company's liquidity and capital resources would be significantly reduced, which would limit the level of investing activities (e.g., acquisitions) the Company may choose or be able to pursue.

         Sale of European Hospitals. On March 19, 1997, the Company announced that it signed definitive agreements with Priory Hospitals Holdings Limited and Priory Hospitals Europe Limited for the sale of its two psychiatric hospitals in London and its psychiatric hospital in Nyon, Switzerland. The sale of the European Hospitals is subject to regulatory approval. In a separate agreement, Magellan will allow Priory to continue to use the "Charter" name at the facilities for seven years and the "Charter System", comprised of certain intellectual and proprietary rights, for a six month period pending negotiation of a potential franchise relationship. The total purchase price for the European Hospitals and the license agreement is $76 million.

         These transactions will provide the Company with approximately $72.5 million to reduce long-term debt. The Company expects to record a gain before income taxes of approximately $45 million to $50 million as a result of selling the European Hospitals. The Transaction is expected to close in the third quarter of fiscal 1997.


         Net Operating Loss Carryforwards. The Company expects to record a gain for federal income tax purposes of approximately $100 million to $110 million as a result of the Crescent Transactions and the sale of the European Hospitals. The Company intends to utilize net operating loss carryforwards ("NOLs") to offset such taxable gains to the extent NOLs are available. The expected utilization of NOLs as a result of the Crescent Transactions and the sale of the European hospitals will accelerate the payment of federal income taxes in future periods, resulting in lower cash flows from operations.

         Existing Operations. The remaining portion of "Outlook" is prepared with a view toward the existing operating structure of the Company as of March 31, 1997 before the effects of the Crescent Transactions and the sale of the European Hospitals:

         Management continually assesses events and changes in circumstances that could affect its business strategy and the viability of its provider facilities. During fiscal 1995 and 1996, the Company consolidated, closed or sold 15 and 9 psychiatric hospitals, respectively. During fiscal 1997, the Company has consolidated or closed three psychiatric hospitals and its one general hospital. See Note F for further information regarding facility closures in fiscal 1996 and 1997. The Company plans to pursue acquisitions in its provider segment during fiscal 1997 in markets where it does not currently have a presence and in markets where it has existing hospital operations. Management expects to consolidate services in selected markets as a result of acquisitions or overcapacity and to close or sell additional facilities in future periods depending on market conditions and evolving business strategies. If the Company closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations.

         During fiscal 1995 and fiscal 1996, the Company recorded impairment losses on property and equipment and intangible assets of approximately $27.0 million and $1.2 million, respectively. Such impairment losses resulted from changes in the manner that certain of the Company's assets will be used in future periods and from historical operating losses at certain of the Company's operating facilities combined with projected future operating losses. The affected businesses that were operating as of March 31, 1997 had operating income of approximately $100,000 (net revenue less salaries, supplies and other operating expenses and bad debt expense) in aggregate during fiscal 1996, and operating income of approximately $1.0 million in aggregate during the six months ended March 31, 1997, excluding the normal settlement of reimbursement issues. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through future cash flows expected from the use of the asset and its eventual disposition. The Company may record additional impairment losses in future periods as circumstances warrant.

         The Company's hospitals continue to experience a shift in payer mix to managed care payers from other payers, which contributed to a reduction in revenue per equivalent patient day and average length of stay in fiscal 1996. Management anticipates continued shifting in its hospitals' payer mix towards managed care payers as a result of changes in the healthcare marketplace and the synergies created by the Green Spring acquisition. Future shifts in the Company's hospital payer mix to managed care payers could result in lower revenue per equivalent patient day and average length of stay in future periods for the Company's hospital operations. In addition, the Company's hospitals experienced pricing pressure in fiscal 1996, which management expects to continue in fiscal 1997, which could result in lower revenue per equivalent patient day in future periods.

         During fiscal 1994, 1995 and 1996, the Company recorded revenue of $32.1 million, $35.6 million and $28.3 million, respectively, for settlements and adjustments related to reimbursement issues. During the quarter and the six months ended March 31, 1997, the Company recorded revenue of $2.8 million and $13.8 million, respectively, for settlements and adjustments related to reimbursement issues compared to $3.3 million and $11.1 million, respectively, for the prior year periods. The settlements in fiscal 1994, 1995 and 1996 related primarily to certain reimbursable costs associated with the Company's financial reorganization in fiscal 1992 and costs related to the early extinguishment of long-term debt in fiscal 1994. Management anticipates that revenue related to such settlements will decline in fiscal 1997, and that the decline will be comparable to the reduction experienced in fiscal 1996.

         During fiscal 1996, the Company recorded reductions of expenses of approximately $15.3 million as a result of updated actuarial estimates related to malpractice claim reserves. The Company recorded reductions of expenses of approximately $7.5 million and $5.0 million during the quarter and the six months ended March 31, 1996 and 1997, respectively. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While Management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         The Company and certain of its subsidiaries are subject to or parties to claims, civil suits and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results or operations.

Item 5. - Other Information

         On January 30, 1997, the Company announced that it had entered into a definitive agreement to sell substantially all of its domestic hospital real estate and related personal property (the "Assets") to Crescent. In addition, the Company's domestic portion of its provider business segment will be operated as a joint venture ("CBHS") that is initially owned equally by Magellan and an affiliate of Crescent ("COI"). The Company will receive $400 million in cash, subject to adjustment, and warrants in COI for the purchase of 2.5% of COI's common stock, exercisable over 12 years, as consideration for the assets. In addition to the Assets, Crescent and COI will each receive 1,283,311 warrants to purchase Magellan Common Stock at $30 per share, exercisable over 12 years.

         In related agreements, (i) Crescent will lease the real estate and related assets to CBHS for annual rent beginning at $40 million, subject to adjustment, with a 5% annual escalation clause compounded annually and (ii) CBHS will pay Magellan approximately $81 million in annual franchise fees, subject to increase, for the use of assets retained by Magellan and for support in certain areas. The franchise fees to be paid by CBHS to the Company will be subordinated to the lease obligations in favor of Crescent. The assets retained by Magellan include, but are not limited to, the "CHARTER" name, intellectual property, protocols and procedures, clinical quality management, operating processes and the "1-800-CHARTER" telephone call center. Magellan will provide CBHS ongoing support in areas including managed care contracting services, advertising and marketing assistance, risk management services, outcomes monitoring, and consultation on matters relating to reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

         The Company intends to initially use the proceeds from the sale of the Assets to reduce its long-term debt, including borrowings under the New Revolving Credit Agreement. Under the terms of the Notes indenture, the Noteholders will have the right to put their Notes to the Company at 101% of face value as a result of the Crescent transactions. The Company intends to maintain adequate cash reserves and borrowing capacity to extinguish all the Notes, if necessary. The Noteholder's right to put the Notes will expire up to 70 days subsequent to the consummation of the Crescent Transactions. The Company intends to use the remaining proceeds from the sale of the Assets, if any after debt reductions, to pursue acquisitions in its managed care and public sector business segments, develop new products and increase managed care and public sector marketing efforts.

         The Company will account for its 50% investment in CBHS under the equity method of accounting. The Company expects to record a loss before income taxes of approximately $45 million to $55 million as a result of these proposed transactions, including, but not limited to, the write-off of certain hospital-based intangible assets, collection fees associated with accounts receivable and certain commitments and exit costs offset by the expected gain or loss on the sale of the Assets.

         These transactions are subject to approval by Magellan stockholders and other customary closing conditions, including the negotiation of certain financing matters.

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11       Statement re computation of per share earnings

                  27       Financial Data Schedule

                  99 Safe Harbor for Forward-Looking Statements under the Private Litigation Reform Act of 1995: Certain Cautionary Statements.

         (b)      Report on Form 8-K

                           There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1997.

                                    FORM 10-Q

                 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MAGELLAN HEALTH SERVICES, INC.
                                                 (Registrant)



Date: May 12, 1997                        /s/ Craig L. McKnight
     -------------------                  ---------------------
                                          Craig L. McKnight
                                          Executive Vice President and
                                          Chief Financial Officer



Date: May 12, 1997                        /s/ Howard A. McLure
     -------------------                  --------------------
                                          Howard A. McLure
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)