Form 10-Q
period 1997-06-30
MAGELLAN HEALTH SERVICES INC
filed 1997-08-13
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                   SEE TABLE OF ADDITIONAL REGISTRANTS BELOW.
                            ------------------------

                                 NOT APPLICABLE

              (Former name, former address and former fiscal year,

                         if changed since last report)
                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No____

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _X_    No______

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 1997, was 28,970,003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ADDITIONAL REGISTRANTS(1)

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Behavioral Heath Systems of Indiana,
  Inc................................  Indiana                35-1990127   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Beltway Community Hospital, Inc......  Texas                  58-1324281   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Blue Grass Physician Management
  Group, Inc.........................  Kentucky               66-1294402   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

C.A.C.O. Services, Inc...............  Ohio                   58-1751511   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

CCM, Inc.............................  Nevada                 58-1662418   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

CMCI, Inc............................  Nevada                 88-0224620   1061 East Flamingo Road
                                                                           Suite One
                                                                           Las Vegas, NV 89119
                                                                           (702) 737-0282

CMFC, Inc............................  Nevada                 88-0215629   1061 East Flamingo Road
                                                                           Suite One
                                                                           Las Vegas, NV 89119
                                                                           (702) 737-0282

CMSF, Inc............................  Florida                58-1324269   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

CPS Associates, Inc..................  Virginia               58-1761039   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Alvarado Behavioral Health
  System, Inc........................  California             58-1394959   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Asheville Behavioral Health
  System, Inc........................  North Carolina         58-2097827   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Arbor Indy Behavioral
  Health System, LLC.................  Delaware               58-2265776   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Augusta Behavioral Health
  System, Inc........................  Georgia                58-1615676   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Bay Harbor Behavioral Health
  System, Inc........................  Florida                58-1640244   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

The Charter Beacon Behavioral Health
  System, LLC........................  Delaware               35-1994155   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Corporation.......  Nevada                 91-1819015   1061 E. Flamingo Road
                                                                           Suite One
                                                                           Las Vegas, NV 89119
                                                                           (702) 737-0282

Charter Behavioral Health System at
  Fair Oaks, Inc.....................  New Jersey             58-2097832   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System at
  Hidden Brook, Inc..................  Maryland               52-1866212   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System at
  Los Altos, Inc.....................  California             33-0606642   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System at
  Manatee Adolescent Treatment
  Services, Inc......................  Florida                65-0519663   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System at
  Potomac Ridge, Inc.................  Maryland               52-1866221   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health Systems,
  Inc................................  Delaware               58-2213642   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Athens, Inc........................  Georgia                58-1513304   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Austin, Inc........................  Texas                  58-1440665   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Baywood, Inc.......................  Texas                  76-0430571   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System of
  Bradenton, Inc.....................  Florida                58-1527678   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Central Georgia, Inc...............  Georgia                58-1408670   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavorial Health System of
  Central Virginia, Inc..............  Virginia               54-1765921   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Charleston, Inc....................  South Carolina         58-1761157   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Charlottesville, Inc...............  Virginia               58-1616917   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Chicago, Inc.......................  Illinois               58-1315760   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Chula Vista, Inc...................  California             58-1473063   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Columbia, Inc......................  Missouri               61-1009977   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System of
  Corpus Christi, Inc................  Texas                  58-1513305   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Dallas, Inc........................  Texas                  58-1513306   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Delmarva, Inc......................  Maryland               52-1866214   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Behavioral Health System
  of Evansville, LLC.................  Delaware               35-1994080   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Fort Worth, Inc....................  Texas                  58-1643151   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Jackson, Inc.......................  Mississippi            58-1616919   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Jacksonville, Inc..................  Florida                58-1483015   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Behavioral Health System
  of Jefferson, LLC..................  Delaware               35-1994087   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System of
  Kansas City, Inc...................  Kansas                 58-1603154   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Lafayette, Inc.....................  Louisiana              72-0686492   302 Dulles Drive
                                                                           Lafayette, LA 70506
                                                                           (318) 233-9024

Charter Behavioral Health System of
  Lake Charles, Inc..................  Louisiana              62-1152811   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System.....
  of Maryland, Inc.                    Maryland               52-2026699   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Behavioral Health System
  of Michigan City, LLC..............  Delaware               35-1994736   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Mississippi, Inc...................  Mississippi            58-2138622   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Mobile, Inc........................  Alabama                58-1569921   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Nashua, Inc........................  New Hampshire          02-0470752   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System of
  Nevada, Inc........................  Nevada                 58-1321317   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  New Mexico, Inc....................  New Mexico             58-1479480   5901 Zuni Road, SE
                                                                           Albuquerque, NM 87108
                                                                           (505) 265-8800

Charter Behavioral Health System of
  North Carolina, Inc................  North Carolina         56-1908581   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Northern California, Inc...........  California             58-1857277   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Northwest Arkansas, Inc............  Arkansas               58-1449455   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Behavioral Health System
  of Northwest Indiana, LLC..........  Delaware               35-1994154   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Paducah, Inc.......................  Kentucky               61-1006115   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health of Puerto
  Rico, Inc..........................  Georgia                66-0523678   Caso Bldg., Suite 1504
                                                                           1225 Ponce de Leon Avenue
                                                                           Santurce, PR 00907

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System of
  San Jose, Inc......................  California             58-1747020   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Savannah, Inc......................  Georgia                58-1750583   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Texarkana, Inc.....................  Arkansas               71-0752815   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  the Inland Empire, Inc.............  California             95-2685883   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Toledo, Inc........................  Ohio                   58-1731068   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Tucson, Inc........................  Arizona                86-0757462   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Visalia, Inc.......................  California             33-0606644   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Waverly, Inc.......................  Minnesota              41-1775626   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Behavioral Health System of
  Winston-Salem, Inc.................  North Carolina         56-1050502   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health System of
  Yorba Linda, Inc...................  California             33-0606646   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Behavioral Health Systems of
  Atlanta, Inc.......................  Georgia                58-1900736   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Talbott Behavioral Health
  System, Inc........................  Georgia                58-0979827   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter By-The-Sea Behavioral Health
  System, Inc........................  Georgia                58-1351301   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Call Center, Inc.............  Georgia                58-2318455   2151 Peachford Road
                                                                           Atlanta, GA 30338

Charter Call Center of Texas, Inc....  Texas                  75-2709908   920 South Main Street
                                                                           Suite 250
                                                                           Grapevine, TX 76051

Charter Canyon Behavioral Health
  System, Inc........................  Utah                   58-1557925   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Canyon Springs Behavioral
  Health System, Inc.................  California             33-0606640   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Centennial Peaks Behavioral
  Health System, Inc.................  Colorado               58-1761037   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Community Hospital, Inc......  California             58-1398708   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Contract Services, Inc.......  Georgia                58-2100699   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Cove Forge Behavioral Health
  System, Inc........................  Pennsylvania           25-1730464   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Fairmount Behavioral Health
  System, Inc........................  Pennsylvania           58-1616921   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Fenwick Hall Behavioral
  Health System, Inc.................  South Carolina         57-0995766   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Financial Offices, Inc.......  Georgia                58-1527680   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Forest Behavioral Health
  System, Inc........................  Louisiana              58-1508454   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Franchise Services, LLC......  Delaware               58-2292977   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Grapevine Behavioral Health
  System, Inc........................  Texas                  58-1818492   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Greensboro Behavioral Health
  System, Inc........................  North Carolina         58-1335184   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Health Management of Texas,
  Inc................................  Texas                  58-2025056   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of Columbus, Inc....  Ohio                   58-1598899   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of Denver, Inc......  Colorado               58-1662413   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of Ft. Collins,
  Inc................................  Colorado               58-1768534   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of Laredo, Inc.       Texas                  58-1491620   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------

Charter Hospital of
  Miami, Inc.........................  Florida                61-1061599   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of
  Mobile, Inc........................  Alabama                58-1318870   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of Santa Teresa,
  Inc................................  New Mexico             58-1584861   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of St. Louis,
  Inc................................  Missouri               58-1583760   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Hospital of Torrance, Inc....  California             58-1402481   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Indiana BHS Holding, Inc.....  Indiana                58-2247985   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Indianapolis Behavioral
  Health
  System, LLC........................  Delaware               35-1994923   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter Lafayette Behavioral
  Health System, LLC.................  Delaware               35-1994151   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Lakehurst Behavioral Health
  System, Inc........................  New Jersey             22-3286879   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Lakeside Behavioral Health
  Network, Inc.......................  Tennessee             Applied for   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Lakeside Behavioral Health
  System, Inc........................  Tennessee              62-0892645   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Laurel Heights Behavioral
  Health
  System, Inc........................  Georgia                58-1558212   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Linden Oaks Behavioral Health
  System, Inc........................  Illinois               36-3943776   852 West Street
                                                                           Naperville, IL 60540
                                                                           (708) 305-5500

Charter Little Rock Behavioral Health
  System, Inc........................  Arkansas               58-1747019   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Louisiana Behavioral Health
  System, Inc........................  Louisiana              72-1319231   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Louisville Behavioral Health
  System, Inc........................  Kentucky               58-1517503   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Managed Care Services, LLC...  Georgia                58-2324879   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Meadows Behavioral Health
  System, Inc........................  Maryland               52-1866216   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical--California,
  Inc................................  Georgia                58-1357345   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical--Clayton County,
  Inc................................  Georgia                58-1579404   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical--Cleveland,
  Inc................................  Texas                  58-1448733   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical--Long Beach, Inc.....  California             58-1366604   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical--New York,
  Inc................................  New York               58-1761153   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical (Cayman Islands)       Cayman Islands,        58-1841857   Caledonian Bank & Trust
  Ltd................................    BWI                               Swiss Bank Building
                                                                           Caledonian House
                                                                           Georgetown-Grand Cayman
                                                                           Cayman Islands
                                                                           (809) 949-0050

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Medical Information Services,
  Inc................................  Georgia                58-1530236   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical International,         Cayman Islands,               N/A   Caledonian Bank & Trust
  Inc................................    BWI                               Swiss Bank Building
                                                                           Caledonian House
                                                                           Georgetown-Grand Cayman
                                                                           Cayman Islands
                                                                           (809) 949-0050

Charter Medical International, S.A.,
  Inc................................  Nevada                 58-1605110   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Managed Care Sales and
  Services, Inc......................  Georgia                58-1195352   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical of East Valley,
  Inc................................  Arizona                58-1643158   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical of England Limited...  United Kingdom                N/A   111 Kings Road
                                                                           Box 323
                                                                           London SW3 4PB
                                                                           London, England
                                                                           44-71-351-1272

Charter Medical of Florida,
  Inc................................  Florida                58-2100703   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Medical of North Phoenix,
  Inc................................  Arizona                58-1643154   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Medical of Puerto Rico,        Commonwealth of        58-1208667   Caso Building, Suite 1504
  Inc................................    Puerto Rico                       1225 Ponce De Leon Avenue
                                                                           Santurce, P.R. 00907
                                                                           (809) 723-8666

Charter Milwaukee Behavioral Health
  System, Inc........................  Wisconsin              58-1790135   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Mission Viejo Behavioral
  Health System, Inc.................  California             58-1761156   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter MOB of Charlottesville,
  Inc................................  Virginia               58-1761158   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter North Behavioral Health
  System, Inc........................  Alaska                 58-1474550   2530 DeBarr Road
                                                                           Anchorage, AK 99508-2996
                                                                           (907) 258-7575

Charter Northbrooke Behavioral Health
  System, Inc........................  Wisconsin              39-1784461   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter North Counseling Center,
  Inc................................  Alaska                 58-2067832   2530 DeBarr Road
                                                                           Anchorage, AK 99508-2996
                                                                           (907) 258-7575

Charter Northridge Behavioral Health
  System, Inc........................  North Carolina         58-1463919   400 Newton Road
                                                                           Raleigh, NC 27615
                                                                           (919) 847-0008

Charter Oak Behavioral Health System,
  Inc................................  California             58-1334120   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter of Alabama, Inc..............  Alabama                63-0649546   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Palms Behavioral Health
  System, Inc........................  Texas                  58-1416537   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Peachford Behavioral Health
  System, Inc........................  Georgia                58-1086165   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Pines Behavioral Health
  System, Inc........................  North Carolina         58-1462214   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Plains Behavioral Health
  System, Inc........................  Texas                  58-1462211   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter-Provo School, Inc............  Utah                   58-1647690   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Real Behavioral Health
  System, Inc........................  Texas                  58-1485897   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Ridge Behavioral Health
  System, Inc........................  Kentucky               58-1393063   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Rivers Behavioral Health
  System, Inc........................  South Carolina         58-1408623   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Charter Rockford Behavioral Health
  System, Inc........................  Delaware               51-0374617   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter San Diego Behavioral Health
  System, Inc........................  California             58-1669160   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Charter Sioux Falls Behavioral Health
  System, Inc........................  South Dakota           58-1674278   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

The Charter South Bend Behavioral
  Health System,
  LLC................................  Delaware               35-1994307   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Springs Behavioral Health
  System, Inc........................  Florida                58-1517461   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Springwood Behavioral Health
  System, Inc........................  Virginia               58-2097829   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Suburban Hospital of
  Mesquite, Inc......................  Texas                  75-1161721   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter System, LLC..................  Nevada                 91-1819015   1061 E. Flamingo Road
                                                                           Suite One
                                                                           Las Vegas, NV 89119
                                                                           (702) 737-0282

                                     xviii

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
The Charter Terre Haute Behavioral
  Health System,
  LLC................................  Delaware               35-1994308   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Thousand Oaks Behavioral
  Health System,
  Inc................................  California             58-1731069   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Westbrook Behavioral Health
  System, Inc........................  Virginia               54-0858777   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter White Oak Behavioral Health
  System, Inc........................  Maryland               52-1866223   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Wichita Behavioral Health
  System, Inc........................  Kansas                 58-1634296   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Charter Woods Behavioral Health
  System, Inc........................  Alabama                58-1330526   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Correctional Behavioral Solutions,
  Inc................................  Delaware               58-2180940   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Correctional Behavioral Solutions of
  Indiana, Inc.......................  Indiana                35-1978792   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Correctional Behavioral Solutions of
  New Jersey, Inc....................  New Jersey             22-3436964   3000 Atrium Way
                                                                           Suite 410
                                                                           Mount Laurel, NJ
                                                                           (609) 235-2339

Correctional Behavioral Solutions of
  Ohio, Inc..........................  Ohio                   34-1826431   Allen Correctional Institute
                                                                           2338 North West Street
                                                                           Lima, OH 45801
                                                                           (419) 224-8000

Desert Springs Hospital, Inc.........  Nevada                 88-0117696   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

Employee Assistance Services, Inc....  Georgia                58-1501282   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Florida Health Facilities, Inc.......  Florida                58-1860493   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Gulf Coast EAP Services, Inc.........  Alabama                58-2101394   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Hospital Investors, Inc..............  Georgia                58-1182191   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Illinois Mentor, Inc.................  Illinois               36-3643670   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

Magellan Executive
  Corporation........................  Georgia                58-2310891   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Magellan Public Solutions, Inc.......  Delaware               58-2227841   222 Berkley Street
                                                                           Boston, MA 02117
                                                                           (617) 437-6400

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Mandarin Meadows, Inc................  Florida                58-1761155   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Magellan Public Network, Inc.........  Delaware               51-0374654   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Magellan Public Solutions of Ohio,
  Inc................................  Ohio                  Applied for   222 Berkley Street
                                                                           Boston, MA 02117
                                                                           (617) 437-6400

Massachusetts Mentor, Inc............  Massachusetts          04-2799071   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

Metroplex Behavioral Healthcare
  Services, Inc......................  Texas                  58-2138596   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

National Mentor, Inc.................  Delaware               04-3250732   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

National Mentor Healthcare,
  Inc................................  Massachusetts          04-2893910   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

NEPA--Massachusetts, Inc.............  Massachusetts          58-2116751   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

NEPA--New Hampshire, Inc.............  New Hampshire          58-2116398   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Nevada Behavioral Services,
  Inc................................  Nevada                Applied for   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
Ohio Mentor, Inc.....................  Ohio                   31-1098345   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

Pacific-Charter Medical, Inc.........  California             58-1336537   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

South Carolina Mentor, Inc...........  South Carolina         57-0782160   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

Southeast Behavioral Systems, Inc....  Georgia                58-2100700   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Schizophrenia Treatment and
  Rehabilitation, Inc................  Georgia                58-1672912   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Sistemas De Terapia Respiratoria,
  S.A., Inc..........................  Georgia                58-1181077   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Western Behavioral
  Systems, Inc.......................  California             58-1662416   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Wisconsin Mentor, Inc................  Wisconsin              39-1840054   313 Congress St.
                                                                           Boston, MA 00210
                                                                           (617) 790-4800

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

                                   FORM 10-Q

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I--FINANCIAL INFORMATION:
  Condensed Consolidated Balance Sheets--
    September 30, 1996 and June 30, 1997................................................................            1
  Condensed Consolidated Statements of Operations--
    For the Three Months and the Nine Months ended June 30, 1996 and 1997...............................            2
  Condensed Consolidated Statements of Cash Flows--
    For the Nine Months ended June 30, 1996 and 1997....................................................            3
  Notes to Condensed Consolidated Financial Statements..................................................            4
  Management's Discussion and Analysis of Financial Condition and Results of Operations.................           19
PART II--OTHER INFORMATION:
  Item 1.--Legal Proceedings............................................................................           27
  Item 4.--Submission of Matters to a Vote of Security Holders..........................................           27
  Item 6.--Exhibits and Reports on Form 8-K.............................................................           27
  Signatures............................................................................................           30

                         MAGELLAN HEALTH SERVICES, INC.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           SEPTEMBER 30,  JUNE 30,
                                         ASSETS                                                1996         1997
                                                                                           -------------  ---------
Current Assets:
  Cash and cash equivalents..............................................................   $   120,945   $ 326,243
  Accounts receivable, net...............................................................       189,878     151,620
  Supplies...............................................................................         4,753       1,508
  Refundable income taxes................................................................         1,323          --
  Other current assets...................................................................        21,251      18,568
                                                                                           -------------  ---------
      Total Current Assets...............................................................       338,150     497,939
Property and Equipment:
  Land...................................................................................        83,431      12,520
  Buildings and improvements.............................................................       388,821      69,164
  Equipment..............................................................................       146,915      59,711
                                                                                           -------------  ---------
                                                                                                619,167     141,395
  Accumulated depreciation...............................................................      (126,053)    (34,376)
                                                                                           -------------  ---------
                                                                                                493,114     107,019
  Construction in progress...............................................................         2,276         429
                                                                                           -------------  ---------
                                                                                                495,390     107,448
Assets Restricted for Settlement of Unpaid Claims and Other Long-Term Liabilities........       105,303      92,335
Deferred income taxes....................................................................            --       8,267
Investment in CBHS.......................................................................            --       7,101
Other Long-Term Assets...................................................................        30,755      26,209
Goodwill, net............................................................................       128,012     113,265
Other Intangible Assets, net.............................................................        42,527      38,966
                                                                                           -------------  ---------
                                                                                            $ 1,140,137   $ 891,530
                                                                                           -------------  ---------
                                                                                           -------------  ---------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................................................................   $    78,966   $  47,363
  Accrued liabilities....................................................................       189,599     167,969
  Current maturities of long-term debt and
    capital lease obligations............................................................         5,751       3,592
                                                                                           -------------  ---------
      Total Current Liabilities..........................................................       274,316     218,924
Long-Term Debt and Capital Lease Obligations.............................................       566,307     391,926
Deferred Income Taxes....................................................................        12,368          --
Reserve for Unpaid Claims................................................................        73,040      55,331
Deferred Credits and Other Long-Term Liabilities.........................................        39,769      21,842
Minority Interest........................................................................        52,520      58,943
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none.........................................................            --          --
  Common Stock, par value $0.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,007 shares at
September 30, 1996 and 33,311 shares at June 30, 1997....................................         8,252       8,330
  Other Stockholders' Equity:
    Additional paid-in capital...........................................................       327,681     336,692
    Accumulated deficit..................................................................      (129,457)   (140,118)
    Warrants outstanding.................................................................            54      25,050
    Common Stock in Treasury, 4,424 shares at September 30, 1996 and June 30, 1997.......       (82,731)    (82,731)
    Cumulative foreign currency adjustments..............................................        (1,982)     (2,659)
                                                                                           -------------  ---------
      Stockholders' Equity...............................................................       121,817     144,564
                                                                                           -------------  ---------
                                                                                            $ 1,140,137   $ 891,530
                                                                                           -------------  ---------
                                                                                           -------------  ---------

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                         MAGELLAN HEALTH SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                         ENDED                    ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                 ----------------------  ------------------------
                                                                    1996        1997        1996         1997
                                                                 ----------  ----------  ----------  ------------
Net revenue....................................................  $  346,379  $  324,921  $  996,997  $  1,021,662
                                                                 ----------  ----------  ----------  ------------
Costs and expenses:
  Salaries, supplies and other operating expenses..............     274,536     263,915     780,880       830,248
  Bad debt expense.............................................      18,886      12,081      61,293        47,456
  Depreciation and amortization................................      12,886      12,044      36,186        38,231
  Interest, net................................................      13,065      12,602      35,459        39,324
  Stock option expense (credit)................................        (210)      1,781       1,204         3,214
  Equity in loss of CBHS.......................................          --         399          --           399
  Loss on Crescent Transactions................................          --      59,868          --        59,868
  Unusual items................................................      33,959      (1,038)     33,959           357
                                                                 ----------  ----------  ----------  ------------
                                                                    353,122     361,652     948,981     1,019,097
                                                                 ----------  ----------  ----------  ------------
Income (loss) before provision for income taxes, minority
  interest and extraordinary items.............................      (6,743)    (36,731)     48,016         2,565
Provision for (benefit from) income taxes......................      (2,698)    (14,693)     19,674         1,025
                                                                 ----------  ----------  ----------  ------------
Income (loss) before minority interest and extraordinary
  items........................................................      (4,045)    (22,038)     28,342         1,540
Minority interest..............................................       1,677       2,403       4,247         6,948
                                                                 ----------  ----------  ----------  ------------
Income (loss) before extraordinary items.......................      (5,722)    (24,441)     24,095        (5,408)
Extraordinary items--losses on early extinguishments of debt
  (net of income tax benefit of $1,536 for the three months
  ended June 30, 1997 and $3,503 for the nine months ended June
  30, 1997)....................................................          --      (2,303)         --        (5,253)
                                                                 ----------  ----------  ----------  ------------
Net income (loss)..............................................  $   (5,722) $  (26,744) $   24,095  $    (10,661)
                                                                 ----------  ----------  ----------  ------------
                                                                 ----------  ----------  ----------  ------------
Income (loss) per common share:
  Income (loss) before extraordinary items.....................  $    (0.18) $    (0.85) $     0.79  $      (0.19)
  Extraordinary losses on early extinguishments of debt........          --       (0.08)         --         (0.18)
                                                                 ----------  ----------  ----------  ------------
Net income (loss)..............................................  $    (0.18) $    (0.93) $     0.79  $      (0.37)
                                                                 ----------  ----------  ----------  ------------
                                                                 ----------  ----------  ----------  ------------
Weighted average number of common shares outstanding...........      32,464      28,830      30,559        28,715

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             FOR THE NINE MONTHS
                                                                                                    ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................................................  $   24,095  $  (10,661)
                                                                                            ----------  ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...........................................................      36,186      38,231
  Non-cash portion of unusual items.......................................................      31,206          --
  Equity in loss of CBHS..................................................................          --         399
  Loss on Crescent Transactions...........................................................          --      59,868
  Stock option expense....................................................................       1,204       3,214
  Non-cash interest expense...............................................................       1,812       1,297
  Gain on sale of assets..................................................................        (867)     (5,747)
  Extraordinary losses on early extinguishments of debt...................................          --       8,756
  Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
    Accounts receivable, net..............................................................      (3,201)     18,521
    Other assets..........................................................................       2,291       8,409
    Accounts payable and other accrued liabilities........................................     (28,798)    (67,540)
    Reserve for unpaid claims.............................................................     (14,051)    (20,679)
    Income taxes payable..................................................................      11,514     (17,985)
    Other liabilities.....................................................................      (5,957)    (17,400)
    Minority interest, net of dividends paid..............................................       4,868       7,498
    Other.................................................................................         155        (965)
                                                                                            ----------  ----------
      Total adjustments...................................................................      36,362      15,877
                                                                                            ----------  ----------
        Net cash provided by operating activities.........................................      60,457       5,216
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................................................     (24,617)    (28,113)
  Acquisitions and investments in businesses, net of cash acquired........................     (50,099)    (28,840)
  Decrease (increase) in assets restricted for settlement of unpaid claims................      (8,567)     12,551
  Proceeds from sale of property and equipment to Crescent and CBHS, net of transaction
    costs.................................................................................          --     384,041
  Proceeds from sale of assets............................................................       1,253      15,463
                                                                                            ----------  ----------
    Net cash provided by (used in) investing activities...................................     (82,030)    355,102
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of issuance costs...................................      68,125     203,643
  Payments on debt and capital lease obligations..........................................     (84,492)   (389,406)
  Proceeds from issuance of common stock, net of issuance costs...........................      68,561          --
  Proceeds from issuance of warrants......................................................          --      25,000
  Proceeds from exercise of stock options and warrants....................................       2,147       5,743
  Income tax payments made on behalf of stock optionees...................................      (1,678)         --
                                                                                            ----------  ----------
    Net cash provided by (used in) financing activities...................................      52,663    (155,020)
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      31,090     205,298
Cash and cash equivalents at beginning of period..........................................     105,514     120,945
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  136,604  $  326,243
                                                                                            ----------  ----------
                                                                                            ----------  ----------

       The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

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

NOTE B--NATURE OF BUSINESS

    The Company's provider business and CBHS' (as hereinafter defined) business are seasonal in nature, with a reduced demand for certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter. The Company's business is also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

NOTE C--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the nine months ended June 30, 1996 and 1997:

                                                                                    FOR THE NINE MONTHS
                                                                                       ENDED JUNE 30,
                                                                                    --------------------
                                                                                      1996       1997
                                                                                    ---------  ---------

                                                                                       (IN THOUSANDS)
Income taxes paid, net of refunds received........................................  $   6,853  $  14,419
Interest paid, net of amounts capitalized.........................................     53,350     53,945
Notes payable assumed in connection with acquisitions of businesses...............     12,100         --
Non-cash investment in CBHS.......................................................         --      5,281

    The non-cash portion of unusual items for the nine months ended June 30, 1996 includes the unpaid portion of the $30.0 million insurance settlement that was recorded during the quarter ended June 30, 1996. The payments of the insurance settlement are included in accounts payable and other accrued liabilities in the statement of cash flows for the nine months ended June 30, 1997.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1996 and June 30, 1997 is as follows:

                                                                               SEPTEMBER 30,   JUNE 30,
                                                                                   1996          1997
                                                                               -------------  ----------
                                                                                    (IN THOUSANDS)
New Revolving Credit Agreement due 2002......................................   $   105,593   $       --
11.25% Senior Subordinated Notes due 2004....................................       375,000      375,000
6.8125% to 8.0% Mortgage and other notes payable through 1999................        12,163        7,940
Variable rate secured notes..................................................        60,875           --
7.5% Swiss Bonds.............................................................         6,443        6,443
4.25% capital lease obligations due through 2014.............................        12,333        6,439
                                                                               -------------  ----------
                                                                                    572,407      395,822
    Less amounts due within one year.........................................         5,751        3,592
    Less debt service funds..................................................           349          304
                                                                               -------------  ----------
                                                                                $   566,307   $  391,926
                                                                               -------------  ----------
                                                                               -------------  ----------

    On October 28, 1996, the Company entered into a Credit Agreement with certain financial institutions for a five-year senior secured reducing revolving credit facility in an aggregate committed amount of $400 million (the "Revolving Credit Agreement"). The Company borrowed approximately $121.0 million under the Revolving Credit Agreement in October 1996 to (i) pay-off the existing borrowings outstanding under the previous revolving credit agreement that was terminated and (ii) pay for fees and expenses related to the Revolving Credit Agreement.

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

    On June 17, 1997, the Company entered into a new Credit Agreement (the "New Revolving Credit Agreement") with certain financial institutions for a five-year senior secured revolving credit facility in an aggregate committed amount of $200 million. The Company paid off approximately $191.8 million of borrowings outstanding under the Revolving Credit Agreement on June 17, 1997 with proceeds from the Crescent Transactions (as hereinafter defined).

    The loans outstanding under the New Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Alternative Base Rate ("ABR"), as defined, plus .25%. Interest on ABR loans is payable at the end of each fiscal quarter. Interest on LIBOR-based loans is payable at the end of their respective terms, but a minimum of every three months.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES (CONTINUED)
    The Company also paid off approximately $66 million of variable rate secured notes and other long-term debt during June 1997 related to the consummation of the Crescent Transactions.

    The Company recorded an extraordinary loss of approximately $2.3 million, net of tax, during the quarter ended June 30, 1997 to write off unamortized deferred financing costs related to the Revolving Credit Agreement and for costs related to paying off the variable rate secured notes.

NOTE E--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                               SEPTEMBER 30,   JUNE 30,
                                                                                   1996          1997
                                                                               -------------  ----------
Salaries and wages...........................................................   $    39,841   $   17,811
Amounts due health insurance programs........................................        27,223       16,341
Medical claims payable.......................................................        26,552       32,766
Interest.....................................................................        20,348        9,094
Crescent Transaction.........................................................            --       20,306
Other........................................................................        75,635       71,651
                                                                               -------------  ----------
                                                                                $   189,599   $  167,969
                                                                               -------------  ----------
                                                                               -------------  ----------

NOTE F--CRESCENT TRANSACTIONS

    On June 17, 1997, the Company consummated a series of transactions including the sale of substantially all of its domestic hospital real estate and related personal property (the "Assets") to Crescent Real Estate Equities Limited Partnership ("Crescent") and CBHS (as hereinafter defined). In addition, the Company's domestic portion of its provider business segment will be operated as a joint venture ("CBHS") that is initially owned equally by Magellan and Crescent Operating, Inc., an affiliate of Crescent ("COI"). The Company will account for its 50% investment in CBHS under the equity method of accounting. The Company received approximately $417.2 million in cash (before costs estimated to be $16.0 million) and warrants in COI for the purchase of 2.5% of COI's common stock, exercisable over 12 years. The Company also issued 1,283,311 warrants to Crescent and COI each for the purchase of Magellan common stock at an exercise price of $30 per share.

    In related agreements, (i) Crescent leased the real estate and related assets to CBHS for annual rent beginning at approximately $41.7 million with a 5% annual escalation clause compounded annually (the "Facilities Lease") and
(ii) CBHS will pay Magellan approximately $78.3 million in annual franchise fees, subject to increase, for the use of assets retained by Magellan and for support in certain areas. The franchise fees to be paid by CBHS to the Company are subordinated to the lease obligations in favor of Crescent. The assets retained by Magellan include, but are not limited to, the "CHARTER" name, intellectual property, protocols and procedures, clinical quality management, operating processes and the "1-800-CHARTER" telephone call center. Magellan will provide CBHS ongoing support in areas including advertising and marketing assistance, risk management services, outcomes monitoring, and consultation on

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE F--CRESCENT TRANSACTIONS (CONTINUED) matters relating to reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

    The Company initially used a portion of the proceeds from the sale of the Assets to reduce its long-term debt, including borrowings under the Revolving Credit Agreement. Under the terms of its Senior Subordinated Notes (the "Notes") indenture, the Noteholders were given the right to put their Notes to the Company at 101% of face value through July 21, 1997. No Noteholders elected to put their Notes to the Company. The Company intends to use the remaining proceeds from the sale of the Assets to pursue acquisitions in its managed care and public sector business segments, develop new products and increase managed care and public sector marketing efforts.

    The Crescent Transactions are more fully described in the Company's Proxy Statement filed on Schedule 14A on April 24, 1997, which is incorporated herein by reference.

    The Company recorded a loss before income taxes of approximately $59.9 million as a result of the Crescent Transactions, which consisted of the following (in thousands):

Accounts receivable collection fees........................................  $  21,400
Impairment losses on intangible assets.....................................     14,408
Exit costs and construction obligation.....................................     13,549
Loss on the sale of property and equipment.................................     10,511
                                                                             ---------
                                                                             $  59,868
                                                                             ---------
                                                                             ---------

    The $5.0 million of exit costs accrued as a result of the Crescent transactions include incremental staffing, consulting and related costs to prepare and coordinate audits of terminating Medicare cost reports, prepare and file income tax, property tax, sales and use tax and other tax returns and perform accounting functions related to the divested businesses (CBHS). The Company incurred approximately $0.1 million of such costs during the quarter and the nine months ended June 30, 1997.

    The Company is constructing a hospital in Philadelphia as required by the Crescent Real Estate Purchase Agreement to replace CBHS' existing Philadelphia hospital. The Company has incurred approximately $2.0 million in construction costs as of June 30, 1997 and expects to incur up to $8.5 million in construction costs before completion.

    The Company's Consolidated Statement of Operations for the nine months ended June 30, 1996 and 1997 include the operations of businesses divested as part of the Crescent Transactions through June 16, 1997. The unaudited pro forma information for the nine months ended June 30, 1996 and 1997 have been prepared assuming the Crescent Transactions were consummated on October 1, 1995. The pro forma information does not purport to be indicative of the results which would have actually been obtained had

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE F--CRESCENT TRANSACTIONS (CONTINUED) the Crescent Transactions been consummated on October 1, 1995 or which may be attained in future periods (in thousands, except per share data).

                                                                                               PRO FORMA
                                                                                       FOR THE NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      JUNE 30, 1996  JUNE 30, 1997
                                                                                      -------------  -------------
Net Revenue.........................................................................   $   454,639    $   527,338
Income before extraordinary items(1)................................................        14,515         24,448
Net income(1).......................................................................        14,515         19,195
Income per common share--primary:
    Income before extraordinary items(1)............................................          0.51           0.83
    Net income(1)...................................................................          0.51           0.66
Income per common share--fully diluted:
    Income before extraordinary items(1)............................................          0.51           0.82
    Net income(1)...................................................................          0.51           0.64

------------------------

(1) Excludes the loss on the Crescent Transactions and assumes the excess proceeds from the Crescent Transactions are not invested. If the excess proceeds from the Crescent Transactions were assumed to be reinvested at the Company's historic temporary cash investment rate of 5.4% and 5.25% for the nine months ended June 30, 1996 and 1997, respectively, pro forma income before extraordinary items, net income, income per common share before extraordinary items and net income per common share would have been $19.3 million, $19.3 million, $0.68 (primary and fully diluted) and $0.68 (primary and fully diluted) for the nine months ended June 30, 1996, respectively, and $29.1 million, $23.9 million, $0.99 (primary) and $0.81 (primary) and $0.98 (fully diluted) and $0.80 (fully diluted) for the nine months ended June 30, 1997, respectively.

NOTE G--UNUSUAL ITEMS

    INSURANCE SETTLEMENTS

    Unusual items for the quarter and the nine months ended June 30, 1996 included the resolution of disputes between the Company and insurance carriers concerning certain billings for services.

    In August 1996, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payer matters and associated legal fees, the Company recorded a charge of approximately $30.0 million during the quarter ended June 30, 1996. The Company is paying the insurance settlement amount in twelve installments over a three year period, that began in August 1996. The Company and the insurance carriers have agreed that the dispute and settlement will not negatively impact any present or pending business relationships nor will it prevent the parties from negotiating in good faith concerning additional business opportunities available to, and future relationships between, the parties.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE G--UNUSUAL ITEMS (CONTINUED)
    FACILITY CLOSURES

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

    Severance and benefits related to the 1996 Closed Facilities were fully paid as of December 31, 1996. Other exit costs paid and applied against the resulting liabilities recorded during fiscal 1996 were approximately $0.1 million and $0.4 million during the quarter and the nine months ended June 30, 1997, respectively.

    During the second quarter of fiscal 1997, the Company consolidated or closed three psychiatric facilities and its one general hospital (the "1997 Closed Facilities"). The 1997 Closed Facilities which were owned by the Company were sold as part of the Crescent Transactions. The Company recorded charges of approximately $4.2 million related to facility closures in the second quarter of fiscal 1997, which consisted of approximately $3.0 million for severance and related benefits and $1.2 million for contract terminations and other costs.

    Approximately 700 employees were terminated at the 1997 Closed Facilities. Severance and related benefits paid and applied against the resulting liability were approximately $0.4 million and $2.7 million during the quarter and nine months ended June 30, 1997, respectively. Other exit costs paid and applied against the resulting liability were approximately $0.4 million and $0.7 million during the quarter and the nine months ended June 30, 1997, respectively. The remaining obligations relating to the 1997 Closed Facilities sold to Crescent have been assumed by CBHS as part of the Crescent Transactions.

    The following table presents net revenue, salaries, supplies and other operating expenses and bad debt expenses and depreciation and amortization of the 1996 Closed Facilities and the 1997 Closed Facilities (in thousands):

                                                                  QUARTER ENDED JUNE    NINE MONTHS ENDED
                                                                         30,                 JUNE 30,
                                                                 --------------------  --------------------
                                                                   1996       1997       1996       1997
                                                                 ---------  ---------  ---------  ---------
Net Revenue....................................................  $  21,304  $     286  $  72,939  $  18,952
Salaries, supplies and other operating
  expenses and bad debt expenses...............................     20,063        346     74,127     21,964
Depreciation and Amortization..................................        407         --      1,509        272

    The Company recorded a charge of approximately $2.0 million in the fourth quarter of fiscal 1996 related to severance and related benefits for employees who were terminated pursuant to planned overhead reductions. Substantially all of such severance and benefits was paid as of December 31, 1996.

FACILITY SALES

    The Company sold two psychiatric facilities during the quarter ended March 31, 1997 that were closed during fiscal 1995. The Company received approximately $5.6 million in proceeds from the sales and recorded an aggregate gain on such sales of approximately $2.8 million during the quarter ended March 31,

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE G--UNUSUAL ITEMS (CONTINUED)
1997. The Company also sold one psychiatric facility during the quarter ended June 30, 1997 that was closed during fiscal 1996. The Company received approximately $4.8 million in proceeds from the sale and recorded a gain of approximately $2.6 million during the quarter and the nine months ended June 30, 1997.

OTHER

    The Company recorded charges of approximately $1.6 million during the quarter and the nine months ended June 30, 1997 for costs incurred related primarily to the expiration of its agreement to sell its three European Hospitals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" for further discussion.

NOTE H--INCOME PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("FAS 128"), which is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Accounting Pronouncements". The Company is required to adopt FAS 128 in the first quarter of fiscal 1998. Income per common share under FAS 128, if applied to the three months and the nine months ended June 30, 1996 and 1997, is as follows:

                                                                              FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                                                              --------------------  --------------------
                                                                                1996       1997       1996       1997
                                                                              ---------  ---------  ---------  ---------
                                                                                    (IN)THOUSANDS, EXCEPT PER SHARE DATA
Income (loss) per common share--Basic:
    Income (loss) before extraordinary items................................  $   (0.18) $   (0.85) $    0.79  $   (0.19)
    Extraordinary losses on early extinguishments of debt...................         --      (0.08)        --      (0.18)
                                                                              ---------  ---------  ---------  ---------
Net income (loss)...........................................................  $   (0.18) $   (0.93) $    0.79  $   (0.37)
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------
Income (loss) per common share--Diluted:
    Income (loss) before extraordinary item.................................  $   (0.18) $   (0.85) $    0.77  $   (0.19)
    Extraordinary losses on early extinguishments of debt...................         --      (0.08)        --      (0.18)
                                                                              ---------  ---------  ---------  ---------
Net income (loss)...........................................................  $   (0.18) $   (0.93) $    0.77  $   (0.37)
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------
Weighted average number of common shares outstanding:
    Basic...................................................................     32,464     28,830     30,559     28,715
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------
    Diluted.................................................................     32,464     28,830     31,099     28,715
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

    The difference between weighted average number of common shares outstanding for basic and diluted EPS for the nine months ended June 30, 1996 related primarily to stock option common stock equivalents computed under the treasury stock method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE I--INVESTMENT IN CBHS

    The Company owned a 50% interest in CBHS as of June 30, 1997. The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions. The Company accounts for its investment in CBHS using the equity method.

    A summary of financial information for the Company's investment in CBHS is as follows (in thousands):

                                                                                           JUNE 30, 1997
                                                                                           -------------
Current assets...........................................................................   $    59,870
Property and equipment, net..............................................................        18,863
Other noncurrent assets..................................................................         3,340
                                                                                           -------------
    Total Assets.........................................................................        82,073
                                                                                           -------------
                                                                                           -------------

Current liabilities......................................................................   $    40,980
Long-term debt(2)........................................................................        25,875
Other noncurrent liabilities.............................................................         1,016
Member capital...........................................................................        14,202
                                                                                           -------------
    Total liabilities and Member capital.................................................   $    82,073
                                                                                           -------------
                                                                                           -------------

Magellan equity investment...............................................................   $     7,101
                                                                                           -------------
                                                                                           -------------

                                                                                          14 DAYS ENDED
                                                                                          JUNE 30, 1997
                                                                                          --------------
Net revenue.............................................................................    $   29,865
                                                                                          --------------
Operating expenses(1)...................................................................        30,565
Interest, net...........................................................................            98
                                                                                          --------------
    Net loss............................................................................    $     (798)
                                                                                          --------------
                                                                                          --------------
Cash used in operating activities.......................................................    $  (13,996)
                                                                                          --------------
                                                                                          --------------
Magellan equity loss....................................................................    $     (399)
                                                                                          --------------
                                                                                          --------------

------------------------

(1) Includes salaries, supplies and other operating expenses, bad debt expense, depreciation and amortization.

(2) As of August 11, 1997, CBHS had $65 million of outstanding borrowings under its revolving credit agreement and had received $20 million of advances from its Members, including $10 million from the Company.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE I--INVESTMENT IN CBHS (CONTINUED)
    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                                           14 DAYS ENDED
                                                                                           JUNE 30, 1997
                                                                                          ---------------
Franchise Fee revenue...................................................................     $   3,164
                                                                                                ------
Expenses:
    Accounts receivable collection fees.................................................         1,426
    Hospital-based Joint venture management fees........................................           417
                                                                                                ------
                                                                                                 1,843
                                                                                                ------
Income before income taxes, minority interest
  and extraordinary items...............................................................     $   1,321
                                                                                                ------
                                                                                                ------

                                                                                           JUNE 30, 1997
                                                                                           -------------
Accounts receivable collection fees......................................................    $  (1,426)
Hospital-based Joint venture management fees payable.....................................         (417)
Other receivables........................................................................        5,571
                                                                                           -------------
    Due from CBHS, net...................................................................    $   3,728
                                                                                           -------------
                                                                                           -------------

NOTE J--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. The Company recorded reductions of expenses of approximately $4.8 million and $12.3 million during the quarter and the nine months ended June 30, 1996, respectively, and $2.5 million and $7.5 million during the quarter and the nine months ended June 30, 1997, respectively. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

    The Company and certain of its subsidiaries are subject to claims, civil suits, and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    On August 1, 1996, the United States Department of Justice, Civil Division, filed its First Amended Complaint in a civil qui tam action initiated in November of 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE J--CONTINGENCIES (CONTINUED)
alleges that Charter Orlando violated the civil False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. The Company and its subsidiary, therefore, have filed a motion to dismiss the Second Amended Complaint. The Company and its subsidiary deny the allegations made in the Second Amended Complaint and will vigorously defend against its claims. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    The Company has provided a guarantee, not to exceed $65 million, for CBHS' line of credit. CBHS has a $100 million, 5-year revolving credit facility.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE K--GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30, 1996
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                      ASSETS                        SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------
Current Assets
  Cash and cash equivalents.......................   $  29,751     $  79,552     $   11,642    $       --    $  120,945
  Accounts receivable, net........................     139,523        44,904          5,451            --       189,878
  Supplies........................................       4,091           394            268            --         4,753
  Other current assets............................       8,379           121         14,074            --        22,574
                                                    -----------  -------------  ------------  ------------  ------------
      Total Current Assets........................     181,744       124,971         31,435            --       338,150
Assets restricted for settlement of unpaid claims
  and other long-term liabilities.................          --        78,542         26,761            --       105,303
Property and Equipment
  Land............................................      74,790         6,657          1,984            --        83,431
  Buildings and improvements......................     350,187        33,493          5,141            --       388,821
  Equipment.......................................     112,748        25,206          8,961            --       146,915
                                                    -----------  -------------  ------------  ------------  ------------
                                                       537,725        65,356         16,086            --       619,167
  Accumulated depreciation........................    (111,556)      (10,313)        (4,184)           --      (126,053)
  Construction in progress........................       1,586           621             69            --         2,276
                                                    -----------  -------------  ------------  ------------  ------------
                                                       427,755        55,664         11,971            --       495,390
Other Long-Term Assets (1)........................      92,978       (78,517)     1,172,069    (1,155,775)       30,755
Goodwill, net.....................................      20,645        94,682         12,685            --       128,012
Other Intangible Assets, net......................       5,213        22,341         14,973            --        42,527
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 728,335     $ 297,683     $1,269,894    $(1,155,775)  $1,140,137
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................   $  32,644     $  34,057     $   12,265    $       --    $   78,966
  Accrued liabilities and income tax payable......      57,948        55,208         76,443            --       189,599
  Current maturities of long-term debt and capital
    lease obligations.............................       2,620         3,131             --            --         5,751
                                                    -----------  -------------  ------------  ------------  ------------
      Total Current Liabilities...................      93,212        92,396         88,708            --       274,316
Long-Term Debt and Capital Lease Obligations......    (455,333)        8,815      1,012,825            --       566,307
Deferred Income Tax Liabilities...................          --        (4,252)        16,620            --        12,368
Reserve for Unpaid Claims.........................          --        72,494            546            --        73,040
Deferred Credits and Other Long-Term
  Liabilities(1)..................................     352,044        43,565         29,378      (385,218)       39,769
Minority interest.................................          --            --             --        52,520        52,520
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized--80,000 shares Issued and
    outstanding--33,007 shares....................       2,764          (483)         8,252        (2,281)        8,252
Committments and contingencies
Other Stockholders' Equity
  Additional paid-in capital......................     609,627        30,237        327,681      (639,864)      327,681
  Retained earnings (Accumulated deficit).........     126,826        58,932       (129,457)     (185,758)     (129,457)
  Warrants outstanding............................          --            --             54            --            54
  Common Stock in treasury, 4,424 shares..........          --        (4,736)       (82,731)        4,736       (82,731)
  Cumulative foreign currency adjustments.........        (805)          715         (1,982)           90        (1,982)
                                                    -----------  -------------  ------------  ------------  ------------
                                                       738,412        84,665        121,817      (823,077)      121,817
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 728,335     $ 297,683     $1,269,894    $(1,155,775)  $1,140,137
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

------------------------

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

     The accompanying Notes to Condensed Consolidating Financial Statements
                 are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE K--GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       JUNE 30, 1997
                                            --------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                         SERVICES,
                                                                            INC.      CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                            -----------  -------------  ------------  ------------  ------------

                  ASSETS
Current Assets
    Cash and cash equivalents.............   $ 105,409     $  65,215     $  155,619    $       --    $  326,243
    Accounts receivable, net..............      91,995        51,421          8,204            --       151,620
    Supplies..............................         903           286            319            --         1,508
    Other current assets..................         987         7,343         10,238            --        18,568
                                            -----------  -------------  ------------  ------------  ------------
        Total Current Assets..............     199,294       124,265        174,380            --       497,939
Assets restricted for settlement of unpaid
  claims and other long-term
  liabilities.............................          --        74,219         18,116            --        92,335
Property and Equipment
    Land..................................       6,266         5,382            872            --        12,520
    Buildings and improvements............      34,220        33,169          1,775            --        69,164
    Equipment.............................      20,323        30,451          8,937            --        59,711
                                            -----------  -------------  ------------  ------------  ------------
                                                60,809        69,002         11,584            --       141,395
    Accumulated depreciation..............     (14,407)      (15,819)        (4,150)           --       (34,376)
    Construction in progress..............          39           340             50            --           429
                                            -----------  -------------  ------------  ------------  ------------
                                                46,441        53,523          7,484            --       107,448
Investment in CBHS........................       7,101            --             --            --         7,101
Deferred income taxes.....................          --         4,308          3,959            --         8,267
Other Long-Term Assets (1)................     132,662       (24,026)     1,036,123    (1,118,550)       26,209
Goodwill, net.............................      18,039        95,226             --            --       113,265
Other Intangible Assets, net..............       2,674        22,570         13,722            --        38,966
                                            -----------  -------------  ------------  ------------  ------------
                                             $ 406,211     $ 350,085     $1,253,784    $(1,118,550)  $  891,530
                                            -----------  -------------  ------------  ------------  ------------
                                            -----------  -------------  ------------  ------------  ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable......................   $  23,707     $  20,744     $    2,912    $       --    $   47,363
    Accrued liabilities...................      32,539        61,792         73,638            --       167,969
    Current maturities of long-term debt
      and capital lease obligations.......         460         3,132             --            --         3,592
                                            -----------  -------------  ------------  ------------  ------------
        Total Current Liabilities.........      56,706        85,668         76,550            --       218,924
Long-Term Debt and Capital Lease
  Obligations.............................    (766,309)        4,217      1,154,018            --       391,926
Reserve for Unpaid Claims.................          --        65,576        (10,245)           --        55,331
Deferred Credits and Other Long-Term
  Liabilities (1).........................      61,772        12,681       (111,103)       58,492        21,842
Minority interest.........................          --            --             --        58,943        58,943
Stockholders' Equity......................
    Common Stock, par value $0.25 per
      share;
      Authorized--80,000 shares...........
    Issued and outstanding--33,311
      shares..............................       2,752          (483)         8,330        (2,269)        8,330
Commitments and contingencies.............
Other Stockholders' Equity................
    Additional paid-in capital............   1,024,344       125,672        336,692    (1,150,016)      336,692
    Retained earnings (Accumulated
      deficit)............................      26,150        54,318       (140,118)      (80,468)     (140,118)
    Warrants outstanding..................          --            --         25,050            --        25,050
    Common stock in Treasury, 4,424
      shares..............................          --            --        (82,731)           --       (82,731)
    Cumulative foreign currency
      adjustments.........................         796         2,436         (2,659)       (3,232)       (2,659)
                                            -----------  -------------  ------------  ------------  ------------
                                             1,054,042       181,943        144,564    (1,235,985)      144,564
                                            -----------  -------------  ------------  ------------  ------------
                                             $ 406,211     $ 350,085     $1,253,784    $(1,118,550)     891,530
                                            -----------  -------------  ------------  ------------  ------------
                                            -----------  -------------  ------------  ------------  ------------

------------------------

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

     The accompanying Notes to Condensed Consolidating Financial Statements
                 are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE K--GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                            ----------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                          SERVICES,
                                                                            INC.       CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR      (PARENT      ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)      ENTRIES        TOTAL
                                            -----------  -------------  -------------  -------------  ------------
Net revenue...............................   $ 252,810     $  96,031      $   1,776      $  (4,238)    $  346,379
Costs and expenses
  Salaries, supplies and other operating
    expenses..............................     194,157        82,021          2,596         (4,238)       274,536
  Bad debt expense........................      21,482         1,671         (4,267)            --         18,886
  Depreciation and amortization...........       9,015         3,443            428             --         12,886
  Interest, net...........................     (10,923)         (307)        24,295             --         13,065
  Stock option expense (credit)...........          --            --           (210)            --           (210)
  Unusual items...........................       3,959            --         30,000             --         33,959
                                            -----------  -------------  -------------  -------------  ------------
                                               217,690        86,828         52,842         (4,238)       353,122
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before income taxes and
  equity in earnings (loss) of
  subsidiaries............................      35,120         9,203        (51,066)            --         (6,743)
Provision for (benefit from) income
  taxes...................................         197         2,799             11         (5,705)        (2,698)
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before equity in earnings
  (loss) of subsidiaries..................      34,923         6,404        (51,077)         5,705         (4,045)
Equity in earnings (loss) of
  subsidiaries............................       1,540         1,602        (45,355)        43,890          1,677
                                            -----------  -------------  -------------  -------------  ------------
Net income (loss).........................   $  33,383     $   4,802      $  (5,722)     $ (38,185)    $   (5,722)
                                            -----------  -------------  -------------  -------------  ------------
                                            -----------  -------------  -------------  -------------  ------------

                                                           FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                            ----------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                          SERVICES,
                                                                            INC.       CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR      (PARENT      ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)      ENTRIES        TOTAL
                                            -----------  -------------  -------------  -------------  ------------
Net revenue...............................   $ 202,006     $ 121,046      $   2,122      $    (253)    $  324,921
Costs and expenses
  Salaries, supplies and other operating
    expenses..............................     157,059       101,705          5,404           (253)       263,915
  Bad debt expense........................      11,690           835           (444)             0         12,081
  Depreciation and amortization...........       7,385         3,748            911              0         12,044
  Interest, net...........................     (14,368)         (655)        27,625              0         12,602
  Stock option expense....................           0             0          1,781              0          1,781
  Equity in loss of CBHS..................         399             0              0              0            399
  Los on Crescent Transactions............      13,684            14         46,170             --         59,868
  Unusual items...........................      (2,583)            0          1,545              0         (1,038)
                                            -----------  -------------  -------------  -------------  ------------
                                               173,266       105,647         82,992           (253)       361,652
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before income taxes, equity
  in earnings (loss) of subsidiaries and
  extraordinary items.....................      28,740        15,399        (80,870)             0        (36,731)
Provision for (benefit from) income
  taxes...................................         826         3,345        (18,864)             0        (14,693)
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before equity in earnings
  (loss) of subsidiaries and extraordinary
  items...................................      27,914        12,054        (62,006)             0        (22,038)
Equity in earnings (loss) of continuing
  subsidiaries............................        (328)       (2,063)        37,565        (37,577)        (2,403)
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before extraordinary
  items...................................      27,586         9,991        (24,441)       (37,577)       (24,441)
Extraordinary item--loss on early
  extinguishment of debt (net of income
  tax benefit of $1,536)..................        (910)           --         (2,303)           910         (2,303)
                                            -----------  -------------  -------------  -------------  ------------
Net income (loss).........................   $  26,676     $   9,991      $ (26,744)     $ (36,667)    $  (26,744)
                                            -----------  -------------  -------------  -------------  ------------
                                            -----------  -------------  -------------  -------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE K--GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                          FOR THE NINE MONTHS ENDED JUNE 30, 1996
                                            --------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                         SERVICES,
                                                                            INC.      CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                            -----------  -------------  ------------  ------------  ------------
Net revenue...............................   $ 765,388     $ 235,720     $    9,403    $  (13,514)   $  996,997
Costs and expenses
  Salaries, supplies and other operating
    expenses..............................     586,180       204,112          4,102       (13,514)      780,880
  Bad debt expense........................      62,520         3,659         (4,886)           --        61,293
  Depreciation and amortization...........      27,043         8,346            797            --        36,186
  Interest, net...........................     (31,309)         (575)        67,343            --        35,459
  Stock option expense....................          --            --          1,204            --         1,204
  Unusual items...........................       3,959            --         30,000            --        33,959
                                            -----------  -------------  ------------  ------------  ------------
                                               648,393       215,542         98,560       (13,514)      948,981
                                            -----------  -------------  ------------  ------------  ------------
Income (loss) before income taxes and
  equity in earnings (loss) of
  subsidiaries............................     116,995        20,178        (89,157)           --        48,016
Provision for income taxes................       1,538         4,845            219        13,072        19,674
                                            -----------  -------------  ------------  ------------  ------------
Income (loss) before equity in earnings
  (loss) of subsidiaries..................     115,547        15,333        (89,376)      (13,072)       28,342
Equity in earnings (loss) of
  subsidiaries............................       1,172         2,747       (113,471)      113,799         4,247
                                            -----------  -------------  ------------  ------------  ------------
Net income (loss).........................   $ 114,285     $  12,586     $   24,095    $ (126,871)   $   24,095
                                            -----------  -------------  ------------  ------------  ------------
                                            -----------  -------------  ------------  ------------  ------------

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash provided by operating activities.....   $   6,702     $  29,922     $   23,833    $       --    $   60,457
                                            -----------  -------------  ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures....................     (17,359)       (2,320)        (4,938)           --       (24,617)
  Proceeds from sale of assets............       1,253            --             --            --         1,253
  Acquisitions and investments in
    businesses, net of cash acquired......        (438)       36,229        (85,890)           --       (50,099)
  Increase in assets restricted for the
    settlement of unpaid claims...........          --        (7,059)        (1,508)           --        (8,567)
                                            -----------  -------------  ------------  ------------  ------------
Cash provided by (used in) investing
  activities..............................     (16,544)       26,850        (92,336)           --       (82,030)
                                            -----------  -------------  ------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt......          --           125         68,000            --        68,125
  Payments on debt and capital
    obligations...........................     (12,465)       (4,027)       (68,000)           --       (84,492)
  Proceeds from issuance of Common Stock,
    net of issuance costs.................          --            --         68,561            --        68,561
  Income tax payments made on behalf of
    stock optionees.......................          --            --         (1,678)           --        (1,678)
  Proceeds from exercise of stock option
    and warrants..........................          --            --          2,147            --         2,147
                                            -----------  -------------  ------------  ------------  ------------
Cash provided by (used in) financing
  activities..............................     (12,465)       (3,902)        69,030            --        52,663
                                            -----------  -------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.............................     (22,307)       52,870            527            --        31,090
Cash and cash equivalents at beginning of
  period..................................      60,719        10,279         34,516            --       105,514
                                            -----------  -------------  ------------  ------------  ------------
Cash and cash equivalents at end of
  period..................................   $  38,412     $  63,149     $   35,043    $       --    $  136,604
                                            -----------  -------------  ------------  ------------  ------------
                                            -----------  -------------  ------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE K--GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                          FOR THE NINE MONTHS ENDED JUNE 30, 1997
                                            --------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                         SERVICES,
                                                                            INC.      CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                            -----------  -------------  ------------  ------------  ------------
Net revenue...............................   $ 669,274     $ 346,248     $    7,093    $     (953)   $1,021,662
Costs and expenses
  Salaries, supplies and other operating
    expenses..............................     518,843       291,983         20,375          (953)      830,248
  Bad debt expense........................      44,776         3,124           (444)           --        47,456
  Depreciation and amortization...........      24,147        11,221          2,863            --        38,231
  Interest, net...........................     (39,530)       (1,650)        80,504            --        39,324
  Stock option expense (credit)...........          --            --          3,214            --         3,214
  Equity in loss of CBHS..................         399            --             --            --           399
  Loss on Crescent Transactions...........      13,684            14         46,170            --        59,868
  Unusual Items...........................      (1,188)           --          1,545            --           357
                                            -----------  -------------  ------------  ------------  ------------
                                               561,131       304,692        154,227          (953)    1,019,097
                                            -----------  -------------  ------------  ------------  ------------
Income (loss) before income taxes, equity
  in earnings (loss) of subsidiaries and
  extraordinary items.....................     108,143        41,556       (147,134)           --         2,565
Provision for (benefit from) income
  taxes...................................       1,860         9,531        (10,366)           --         1,025
                                            -----------  -------------  ------------  ------------  ------------
Income (loss) before equity in earnings
  (loss) of subsidiaries and extraordinary
  items...................................     106,283        32,025       (136,768)           --         1,540
Equity in earnings (loss) of continuing
  subsidiaries............................        (686)       (6,043)       131,360      (131,579)       (6,948)
                                            -----------  -------------  ------------  ------------  ------------
Income (loss) before extraordinary
  items...................................     105,597        25,982         (5,408)     (131,579)       (5,408)
Extraordinary items--loss on early
  extinguishments of debt (net of income
  tax benefit of $3,503)..................      (2,103)           --         (5,253)        2,103        (5,253)
                                            -----------  -------------  ------------  ------------  ------------
Net income (loss).........................   $ 103,494     $  25,982     $  (10,661)   $ (129,476)   $  (10,661)
                                            -----------  -------------  ------------  ------------  ------------
                                            -----------  -------------  ------------  ------------  ------------

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating
  activities..............................   $  46,758     $   5,170     $  (46,712)   $       --    $    5,216
                                            -----------  -------------  ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures....................     (18,462)       (8,086)        (1,565)           --       (28,113)
  Acquisitions and investments in
    businesses, net of cash acquired......     (19,657)       (8,656)          (527)           --       (28,840)
  Decrease (increase) in assets restricted
    for the settlement of unpaid claims...          --         1,934         10,617            --        12,551
  Proceeds from the sale of property and
    equipment to Crescent and CBHS, net of
    transaction costs.....................     196,066            --        187,975            --       384,041
  Proceeds from the sale of assets........      15,463            --             --            --        15,463
                                            -----------  -------------  ------------  ------------  ------------
Cash provided by (used in) investing
  activities..............................     173,410       (14,808)       196,500            --       355,102
                                            -----------  -------------  ------------  ------------  ------------
Cash Flows from Financing Activities:
  Payments on debt and capital lease
    obligations...........................    (272,944)       (4,699)      (111,763)           --      (389,406)
  Proceeds from the issuance of debt......     128,434            --         75,209            --       203,643
  Proceeds from issuance of warrants......          --            --          5,743            --         5,743
  Proceeds from exercise of stock options
    and warrants..........................          --            --         25,000            --        25,000
                                            -----------  -------------  ------------  ------------  ------------
Cash provided by (used in) financing
  activities..............................    (144,510)       (4,699)        (5,811)           --      (155,020)
                                            -----------  -------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.............................      75,658       (14,337)       143,977            --       205,298
Cash and cash equivalents at beginning of
  period..................................      29,751        79,552         11,642            --       120,945
                                            -----------  -------------  ------------  ------------  ------------
Cash and cash equivalents at end of
  period..................................   $ 105,409     $  65,215     $  155,619    $       --    $  326,243
                                            -----------  -------------  ------------  ------------  ------------
                                            -----------  -------------  ------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

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

GREEN SPRING ACQUISITION

    On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of GPA, a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option ("Exchange Option") for a portion of the stockholder's interest in Green Spring. Green Spring provides managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs through a 50-state provider network covering approximately
16.1 million people nationwide. The Company has accounted for the acquisition of Green Spring using the purchase method of accounting, which resulted in additional intangible assets of approximately $113 million.

    The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring have continued as customers of Green Spring. As of June 30, 1997, the minority stockholders of Green Spring have the Exchange Option, under certain circumstances, to exchange their ownership interest in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998.

CRESCENT TRANSACTIONS

    On June 17, 1997, the Company consummated the Crescent Transactions, which are more fully described in Note F. The Company's resulting investment in CBHS will be accounted for under the equity method, which will result in a significant reduction in the Company's revenues and expenses from its provider segment in future periods.

PSYCHIATRIC HOSPITAL RESULTS

    The following selected statistics include the psychiatric hospitals in operation, by quarter, for fiscal 1996 and 1997, including (a) psychiatric hospitals closed during fiscal 1996 and 1997 and (b) psychiatric hospitals acquired during fiscal 1996 and 1997 (from the date of acquisition). The selected statistics include the psychiatric hospitals controlled by CBHS as a result of the Crescent Transactions through June 16, 1997.

                                                                                     FISCAL     FISCAL         %
                                                                                      1996       1997       CHANGE
                                                                                    ---------  ---------  -----------
Hospitals in operation:
    December 31...................................................................        102         95         (7)%
    March 31......................................................................         99         93         (6)
    June 30.......................................................................         96         13        (86)
    September 30..................................................................         95
Average licensed beds at:
    Quarter:
        First.....................................................................      9,110      8,463         (7)%
        Second....................................................................      9,040      8,468         (6)
        Third.....................................................................      8,677      7,358        (15)
        Fourth....................................................................      8,469
    Year..........................................................................      8,805
Net revenue (in thousands):
    Quarter:
        First.....................................................................  $ 253,565  $ 229,064        (10)%
        Second....................................................................    257,690    225,494        (12)
        Third.....................................................................    249,145    195,981        (21)
        Fourth....................................................................    228,597
                                                                                    ---------
    Year..........................................................................  $ 988,997
                                                                                    ---------
                                                                                    ---------
Patient days:
    Quarter:
        First.....................................................................    432,474    392,352         (9)%
        Second....................................................................    463,327    402,929        (13)
        Third.....................................................................    452,864    350,877        (23)
        Fourth....................................................................    404,346
                                                                                    ---------
    Year..........................................................................  1,753,011
                                                                                    ---------
                                                                                    ---------
Equivalent patient days:
    Quarter:
        First.....................................................................    478,693    437,960         (9)%
        Second....................................................................    513,502    447,551        (13)
        Third.....................................................................    503,622    390,194        (23)
        Fourth....................................................................    450,708
                                                                                    ---------
    Year..........................................................................  1,946,525
                                                                                    ---------
                                                                                    ---------
Net revenue per equivalent patient day:
    Quarter:
        First.....................................................................  $     530  $     523         (1)%
        Second....................................................................        502        504      --
        Third.....................................................................        495        502           1
        Fourth....................................................................        507
    Year..........................................................................        508
Admissions:
    Quarter:
        First.....................................................................     32,865     32,326         (2)%
        Second....................................................................     37,966     34,643         (9)
        Third.....................................................................     35,854     29,848        (17)
        Fourth....................................................................     33,861
                                                                                    ---------
    Year..........................................................................    140,546
                                                                                    ---------
                                                                                    ---------
Average length of stay (days):
    Quarter:
        First.....................................................................       12.4       11.5         (7)%
        Second....................................................................       12.2       11.1         (9)
        Third.....................................................................       12.5       11.6         (7)
        Fourth....................................................................       12.5
    Year..........................................................................       12.4

------------------------

Note: Includes Northstar Hospital in Anchorage, Alaska that is managed pursuant to a joint venture arrangement.

RESULTS OF OPERATIONS

    The following table summarizes, for the periods indicated, changes in selected operating indicators.

                                                                                     PERCENTAGE OF NET REVENUE
                                                                             ------------------------------------------
                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------

                                                                               1996       1997       1996       1997
                                                                             ---------  ---------  ---------  ---------
Net revenue................................................................      100.0%     100.0%     100.0%     100.0%

Salaries, supplies and other operating expenses............................       79.2       81.2       78.3       81.3
Bad debt expense...........................................................        5.5        3.7        6.2        4.6
                                                                             ---------  ---------  ---------  ---------
Total expenses.............................................................       84.7       84.9       84.5       85.9

Operating margin...........................................................       15.3%      15.1%      15.5%      14.1%
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    Patient days at the Company's hospitals decreased 22.5% and 15.0% for the quarter and the nine months ended June 30, 1997, respectively, as compared to the same periods of fiscal 1996. The decrease resulted primarily from patient days attributable to the hospitals closed during fiscal 1996 and 1997, declines in average length of stay and the consummation of the Crescent Transactions on June 17, 1997. Total admissions decreased 16.8% and 9.2% for the quarter and the nine months ended June 30, 1997, respectively, as compared to the prior year periods. The decrease resulted primarily from the hospitals closed in fiscal 1996 and 1997 and the consummation of the Crescent Transactions on June 17, 1997.

    The Company's net revenue for the quarter ended June 30, 1997 decreased 6.2% as compared to the prior year quarter. The decrease was primarily attributable to (i) the closure of hospitals during fiscal 1996 and 1997, (ii) reduced equivalent patient days at the Company's operating hospitals and (iii) the effect of the consummation of the Crescent Transactions offset by revenue growth in the Company's managed care (Green Spring) and public sector (Public Solutions) businesses. The 44.0% increase in Green Spring revenue to $95.6 million was primarily attributable to obtaining several new contracts, which became effective July 1, 1996 and January 1, 1997, to manage the behavioral healthcare component of certain state Medicaid programs and increases in services to an insurer. The 39.0% increase in Public Solutions revenue to $24.6 million was primarily attributable to a 25.0 % increase in placements in mentor homes and $1.4 million in new revenues from correctional contracts.

    The Company's net revenue for the nine months ended June 30, 1997 increased
2.5 % as compared to the prior year period. The increase was primarily attributable to the Green Spring acquisition and related internal growth (as previously described) and Public Solutions internal growth (as previously described) offset by (i) the closure of hospitals during fiscal 1996 and fiscal 1997, (ii) reduced equivalent patient days at the Company's operating hospitals and (iii) the effect of the consummation of the Crescent Transactions. Green Spring revenues increased 85.1% to $269.1 million and Public Solutions revenue increased 34.8% to $68.5 million.

    The Company's salaries, supplies and other operating expenses decreased 3.9% and increased 6.3% in the quarter and the nine months ended June 30, 1997 compared to the same periods in fiscal 1996. The increases resulted primarily from the Green Spring acquisition and related internal growth less the effect of hospitals closed during fiscal 1996 and 1997 and the effect of the consummation of the Crescent Transactions.

    The Company's bad debt expense decreased 36.0% and 22.6% in the quarter and the nine months ended June 30, 1997 compared to the same periods in fiscal 1996. These decreases are primarily attributable to (i) improvement in accounts receivable agings and turnover compared to prior periods, (ii) shifts towards governmental and managed care payers, which reduces the Company's credit risk associated with individual patients and (iii) the effect of the consummation of the Crescent Transactions.

Bad debt expense decreased to 3.7% and 4.6% of revenue for the quarter and the nine months ended June 30, 1997, respectively. These decreases are primarily attributable to lower bad debt expense in the provider business and bad debt expense representing less than 1% of Green Spring revenues for the periods presented.

    Depreciation and amortization decreased $0.8 million and increased $2.0 million in the quarter and the nine months ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. These changes resulted primarily from depreciation and amortization related to the Green Spring acquisition and the effect of the consummation of the Crescent Transactions.

    Interest expense, net, decreased $0.5 million and increased $3.9 million for the quarter and the nine months ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. The decrease for the three months ended June 30, 1997 resulted primarily from lower average borrowings and higher temporary investments as a result of the Crescent Transactions. The increase for the nine months ended June 30, 1997 resulted primarily from approximately $5.0 million of interest income recorded during the nine months ended June 30, 1996 related to income tax refunds due from the State of California for the Company's income tax returns for fiscal 1982 through 1989 offset by reduced interest, net, as a result of the Crescent Transactions.

    Stock option expense for the quarter and the nine months ended June 30, 1997 increased $2.0 million from the previous year periods primarily due to fluctuations in the market price of the Company's common stock.

    Equity in loss of CBHS represents the Company's proportionate (50%) loss in CBHS for the 14 days ended June 30, 1997. See Note I for further information regarding the Company's Investment in CBHS.

    The Company recorded a loss on the Crescent Transactions of approximately $59.9 million during the quarter and the nine months ended June 30, 1997. See Note F for further information regarding the Crescent Transactions.

    The Company recorded unusual items, net, of $(1.0) million and $0.4 million, during the quarter and the nine months ended June 30, 1997, respectively, which consisted of (i) a $2.6 million and a $5.4 million pre-tax gain on the sale of previously closed psychiatric hospitals, respectively, (ii) a $4.2 million charge for the closure of three psychiatric hospitals and one general hospital during the nine months ended June 30, 1997 and (iii) $1.6 million charge related to the termination of an agreement to sell the Company's European hospitals during the quarter and the nine months ended June 30, 1997. During the quarter and the nine months ended June 30, 1996, the Company recorded an unusual item of $30.0 million related to the settlement of insurance claims. Also, during the quarter and the nine months ended June 30, 1996, the Company recorded unusual items of $2.8 million related to the closure of three hospitals and $1.2 million for an impairment loss. See Note G for further information regarding unusual items.

    Minority interest increased $0.7 million and $2.7 million in the quarter and the nine months ended June 30, 1997 as compared to the prior year periods. The increases are primarily due to (i) the Company acquiring a controlling interest in Green Spring in December 1995, (ii) Green Spring's internal growth subsequent to the acquisition date and (iii) increased net income from hospital-based joint ventures.

    The Company recorded extraordinary losses on early extinguishment of debt, net of tax, of $2.3 million and $5.3 million for the three months and the nine months ended June 30, 1997, respectively. See Note D for further information regarding the early extinguishment of debt.

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

    FAS 128 becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt FAS 128 during the quarter ended December 31, 1997, which is the first quarter of the fiscal year ended September 30, 1998. The Company has disclosed pro forma EPS amounts computed using FAS 128 in Note H to the financial statements for the quarter and the nine months ended June 30, 1996 and 1997. After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of FAS 128.

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

LIQUIDITY AND SOURCES OF CAPITAL

    OPERATING ACTIVITIES. The Company's net cash provided by operating activities was approximately $60.5 million and $5.2 million for the nine months ended June 30, 1996 and June 30, 1997, respectively. The decrease in operating cash flows for the nine months ended June 30, 1997 was primarily the result of
(i) higher income tax payments ($6.9 million and $14.4 million for the nine months ended June 30, 1996 and 1997, respectively), (ii) $5.0 million of interest income related to income tax refunds in fiscal 1996 and (iii) reduced cash flows from its provider business. Management believes its cash flows from operations will be adequate to fund operations, capital expenditures and debt service obligations in future periods.

    INVESTING ACTIVITIES. The Company acquired a 61% ownership interest in Green Spring during the first quarter of fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $87.2 million compared to approximately $28.8 million for acquisitions and investments in businesses during the nine months ended June 30, 1997.

    The Crescent Transactions resulted in net proceeds of $384.0 million, during the nine months ended June 30, 1997 which consists of the following (in thousands):

Sale of Property and Equipment to Crescent and CBHS...............  $ 392,200
Crescent Transaction costs........................................     (8,159)
                                                                    ---------
                                                                    $ 384,041
                                                                    ---------
                                                                    ---------

    The Company also made a $2.5 capital contribution to CBHS on June 20, 1997. The Company expects to fund an additional $15.4 million in transaction costs and construction obligations related to the Crescent Transactions through fiscal 1998.

    Management believes that its cash on hand, future cash flows from operations, borrowing capacity under the New Revolving Credit Agreement and its ability to issue debt and equity securities under current market conditions will provide adequate capital resources to support the Company's anticipated investing strategies.

    FINANCING ACTIVITIES. The Company borrowed approximately $68.1 million and $88.0 million (excluding borrowings of approximately $115.6 million to pay off the previous Revolving Credit Agreement), respectively, during the nine months ended June 30, 1996 and 1997, primarily to fund the acquisition of Green Spring in fiscal 1996 and to (i)fund the payment of variable rate secured notes and other long-term debt, (ii)fund acquisitions and (iii)fund working capital needs in fiscal 1997. The Company believes that its businesses will generate sufficient cash flows from operations to meet its future debt service requirements.

    The Company paid off approximately $84.5 million and $389.4 million of debt and capital lease obligations during the nine months ended June 30, 1996 and 1997, respectively. The payments relate primarily to servicing and refinancing long-term debt under the Revolving Credit Agreements and servicing variable rate secured notes and other long-term debt as a result of the Crescent Transactions.

    The Company issued approximately 2.6 million warrants with a fair value of $25.0 million to Crescent and COI as part of the Crescent Transactions during the nine months ended June 30, 1997.

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

    As of June 30, 1997, the Company had $193.4 million of availability under the New Revolving Credit Agreement. The Company was in compliance with all debt covenants at June 30, 1997.

OUTLOOK

    CRESCENT TRANSACTIONS. The Company relinquished control of CBHS upon consummation of the Crescent Transactions. Magellan's operational input in CBHS will be limited to those rights provided by the franchise agreements and the CBHS Operating Agreement.

    The Franchise Fees payable to the Company by CBHS are subordinated in payment to the $41.7 million annual base rent, 5% minimum escalator rent and, in certain circumstances, the additional rent due Crescent under the CBHS Facilities Lease. If CBHS encounters a decline in earnings or financial difficulties, such amounts due Crescent will be paid before any Franchise Fees are paid. The remainder of CBHS' available cash will then be applied in such order of priority as CBHS may determine, in the reasonable discretion of the CBHS board, to all other operating expenses of CBHS, including the current and accumulated Franchise Fees. The Company will be entitled to pursue all available remedies for breach of the Master Franchise Agreement, except that the Company does not have the right to take any action that could reasonably be expected to force CBHS into bankruptcy or receivership. In addition, if CBHS encounters a decline in earnings or financial difficulties, it is possible that cash flows from CBHS' operations will not be sufficient to pay all or a portion of the Franchise Fees when due.

    The Company has used the proceeds of the Crescent Transactions to reduce net interest expense by repaying long-term debt where possible and investing the remaining proceeds in short-term cash equivalents. Although net interest expense will be lower, the Company's reduced earnings as a result of the Crescent Transactions could be even more pronounced until capital resource allocation decisions (e.g., acquisitions) related to the net proceeds from the Crescent Transactions are implemented.

    SALE OF EUROPEAN HOSPITALS. On March 19, 1997, the Company announced that it signed definitive agreements with Priory Hospitals Holdings Limited and Priory Hospitals Europe Limited for the sale of its two psychiatric hospitals in London and its psychiatric hospital in Nyon, Switzerland. The sale of the European Hospitals was subject to regulatory approval. The total purchase price for the European Hospitals and license agreements was $76 million.

    On June 17, 1997, the Company announced that the sale of its two United Kingdom hospitals had been referred to the Monopolies and Mergers Commission ("MMC") by the Office of Fair Trade under the provisions of the Fair Trading Act. The MMC is required to make their report by September 15, 1997. The time period for receiving regulatory approval expired and the Company elected not to consummate the sale and has begun exploring other strategic alternatives related to its European hospitals.

    NET OPERATING LOSS CARRYFORWARDS The Company incurred a gain for federal income tax purposes of approximately $50 million as a result of the Crescent Transactions. The Company intends to utilize net operating loss carryforwards ("NOLs") to offset such taxable gains to the extent NOLs are available. The expected utilization of NOLs as a result of the Crescent Transactions will accelerate the payment of federal income taxes in future periods, resulting in lower cash flows from operations in future periods.

    OPERATIONS-PROVIDER. CBHS management continually assesses events and changes in circumstances that could affect its business strategy and the viability of its operations. During fiscal 1995 and 1996, Magellan consolidated, closed or sold 15 and 9 psychiatric hospitals, respectively. During fiscal 1997, Magellan has consolidated or closed three psychiatric hospitals and its one general hospital. See Note G for further information regarding facility closures in fiscal 1996 and 1997. CBHS may pursue acquisitions during fiscal 1998 in markets where it does not currently have a presence and in markets where it has existing hospital operations. CBHS management may consolidate services in selected markets as a result of acquisitions or overcapacity by closing additional facilities in future periods depending on market conditions and evolving business strategies. If CBHS closes additional psychiatric hospitals in future periods, it could result in additional charges to income for the costs necessary to exit the hospital operations, which would result in lower equity in earnings of CBHS for the Company.

    The Company's hospitals and CBHS' hospitals continue to experience a shift in payer mix to managed care payers from other payers, which contributed to a reduction in revenue per equivalent patient day in fiscal 1996 and average length of stay in fiscal 1996 and 1997. Management anticipates continued shifting in CBHS' hospital payer mix towards managed care payers as a result of changes in the healthcare marketplace. Future shifts in CBHS' hospital payer mix to managed care payers could result in lower revenue per equivalent patient day and lower average length of stay in future periods for CBHS' hospital operations. In addition, the recently passed Federal budget will, beginning in fiscal 1998, reduce the amount of reimbursement the Company and CBHS receive for treatment of Medicare patients. Lower revenue per equivalent patient day and declines in average length of stay at CBHS' hospitals could result in lower equity in earnings from CBHS for the Company and the recognition of bad debt expense related to franchise fee receivables in future periods, if any.

    During fiscal 1994, 1995 and 1996, the Company recorded revenue of $32.1 million, $35.6 million and $28.3 million, respectively, for settlements and adjustments related to reimbursement issues. During the quarter and the nine months ended June 30, 1997, the Company recorded revenue of $2.5 million and $16.2 million, respectively, for settlements and adjustments related to reimbursement issues compared to $3.3 million and $14.4 million, respectively, for the prior year periods. The settlements in fiscal 1994, 1995 and 1996 related primarily to certain reimbursable costs associated with the Company's financial reorganization in fiscal 1992 and costs related to the early extinguishment of long-term debt in fiscal 1994. Management anticipates that revenue related to such settlements will decline for fiscal 1997, and that the decline will be comparable to the reduction experienced in fiscal 1996. Management also expects revenue related to such settlements to decline in fiscal 1998 from anticipated fiscal 1997 levels comparable to the reduction anticipated in fiscal 1997 as compared to fiscal 1996.

    During fiscal 1996, the Company recorded reductions of expenses of approximately $15.3 million as a result of updated actuarial estimates related to malpractice claim reserves. The Company recorded reductions of expenses of approximately $4.8 million and $12.3 million during the quarter and the nine months ended June 30, 1996 and $2.5 million and $7.5 million in the quarter and the nine months ended June 30, 1997, respectively. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While Management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    HUMAN AFFAIRS INTERNATIONAL, INC. ACQUISITION

    On August 5, 1997, the Company announced that it had signed a definitive agreement for the purchase of Human Affairs International, Inc. ("HAI"), a unit of Aetna U.S. Healthcare for approximately $122.1 million in cash. HAI manages the care of approximately 15 million covered lives through employee assistance programs and managed behavioral health plans. The Company expects to fund the acquisition of HAI with cash on hand. The Company will account for the acquisition of HAI using the purchase method of accounting. The HAI acquisition is subject to federal and state approval and other customary matters and is expected to close in the first quarter of fiscal 1998.

    The Company may be required to make additional contingent payments of up to $300 million to Aetna U.S. Healthcare (the "Contingent Payments") over the five-year period subsequent to closing under certain circumstances. The Company expects to fund the Contingent Payments, if any, with a combination of cash on hand, future cash flows from operations and borrowing capacity under the New Revolving Credit Agreement.

                           PART II--OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS

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

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an annual meeting of stockholders on May 30, 1997.

    The tabulation of votes with respect to each matter voted upon at the meeting is as follows:

                                                                                      VOTES CAST
                                                                   ------------------------------------------------
                                                                                  AUTHORITY                BROKER
                                                                       FOR        WITHHELD     ABSTAIN   NON-VOTES
                                                                   ------------  -----------  ---------  ----------
Election of:
E. Mac Crawford as a Director (term expiring in 2000)............    25,501,517     502,794         N/A         N/A
Raymond H. Kiefer as a Director (term expiring in 2000)..........    25,551,055     453,256         N/A         N/A
Gerald L. McManis as a Director (term expiring 2000).............    25,032,534     971,777         N/A         N/A

                                                                                                           BROKER
                                                                       FOR         AGAINST     ABSTAIN   NON-VOTES
                                                                   ------------  -----------  ---------  ----------
Approval of:
Increasing the number of Directors from 8 to 12..................    25,936,831      42,738      24,742           0
1997 Stock Option Plan...........................................    21,557,684     496,605      43,393   3,906,629
Crescent Transactions............................................    21,413,032      49,460     635,096   3,906,723

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

                  2(a)  Real Estate Purchase and Sale Agreement, dated January 29, 1997, between the Company and
                        Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 2(a) to the
                        Company's current report on Form 8-K filed on April 23, 1997, and is incorporated herein by reference.

                  2(b)  Amendment No. 1, dated February 28, 1997, to the Real Estate Purchase and Sale Agreement, dated
                        January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership,
                        which was filed as Exhibit 2(b) to the Company's current report on Form 8-K filed on April 23,
                        1997, and is incorporated herein by reference.

                  2(c)  Amendment No. 2, dated May 29, 1997, to the Real Estate Purchase and Sale Agreement, dated
                        January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership,
                        which was filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.

                  2(d)  Contribution Agreement, dated June 16, 1997 between the Company and Crescent Operating, Inc., which was filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.

                  4(a)  Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real
                        Estate Equities Limited Partnership which was filed as Exhibit 4(a) to the Company's current report on Form 8-K, which was filed on April 23, 1997, and is incorporated herein by reference.

                  4(b)  Amendment No. 1, dated June 17, 1997, to the Warrant Purchase Agreement, dated January 29,
                        1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 4(b) to the Company's current report on Form 8-K, which was filed on June 30,
                        1997, and is incorporated herein by reference.

                 10(a)  Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate Funding VII, L.P., as
                        Landlord, and Charter Behavioral Health Systems, LLC, as Tenant, which was filed as Exhibit
                        99(b) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

                 10(b)  Master Franchise Agreement, dated June 17, 1997, between the Company and Charter Behavioral
                        Health Systems, LLC, which was filed as Exhibit 99(c) to the Company's current report on Form
                        8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

                 10(c)  Form of Franchise Agreement, dated June 17, 1997, between the Company, as Franchisor, and
                        Franchise Owners, which was filed as Exhibit 99(d) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

                 10(d)  Subordination Agreement, dated June 16, 1997, between the Company, Charter Behavioral Health
                        Systems, LLC and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit
                        99(e) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

                 10(e)  Operating Agreement of Charter Behavioral Health systems, LLC, dated June 16, 1997, between the
                        Company and Crescent Operating, Inc., which was filed as Exhibit 99(f) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

                 10(f)  Warrant Purchase Agreement, dated June 16, 1997, between the Company and Crescent Operating,
                        Inc., which was filed as Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

                10(g)*  Employment Agreement, dated March 1, 1997, between the Company and E. Mac Crawford.

                 10(h)  Amended and Restated Credit Agreement, dated June 16, 1997, among the Company and Chase
                        Manhattan Bank, as Administrative Agent and First Union National Bank of North Carolina as
                        Syndication Agent.

                10(i)*  1997 Stock Option Plan of the Company

                    27  Financial Data Schedule

                    99  Safe Harbor for Forward-Looking Statements under the Private Litigation Reform Act of 1995:
                        Certain Cautionary Statements.

------------------------

*   Constitutes a management contract or compensatory plan arrangement.

    (b) Reports on Form 8-K

    The following current reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1997.

                                                                                           FINANCIAL STATEMENTS
DATE OF REPORT                              ITEM REPORTED AND DESCRIPTION                          FILED
-----------------------------  --------------------------------------------------------  -------------------------

April 23, 1997                 Other Events--Crescent Transaction Documents                             No

June 30, 1997                  Disposition of Assets--Crescent Transactions                          Yes(1)

------------------------

(1) Unaudited Pro Forma Statements of Operations for the fiscal year ended September 30, 1996 and the six months ended March 31, 1997 and unaudited Pro Forma Balance Sheet as of March 31, 1997.

                                   FORM 10-Q

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAGELLAN HEALTH SERVICES, INC.
                                ------------------------------------------
                                               (Registrant)

Date: August 12 , 1997          /s/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                Craig L. McKnight
                                Executive Vice President and
                                Chief Financial Officer

Date: August 12 , 1997          /s/ HOWARD A. MCLURE
                                ------------------------------------------
                                Howard A. McLure
                                Senior Vice President and Controller
                                (Principal Accounting Officer)