Form 10-K
period 1997-09-30
MAGELLAN HEALTH SERVICES INC
filed 1997-12-23
CIK 19411

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 30, 1997 was approximately $600 million.

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    The number of shares of the Registrant's Common Stock outstanding as of November 30, 1997 was 29,065,821.

    DOCUMENTS INCORPORATED BY REFERENCE: None

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

Charter Behavioral Corporation.......  Delaware               91-1819015   1061 E. Flamingo Road
                                                                           Suite One
                                                                           Las Vegas, NV 89119
                                                                           (702) 737-0282

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

Charter Behavioral Health System of
  Maryland, Inc......................  Maryland               52-2026699   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

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

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

Charter Advantage, LLC...............  Delaware               58-2292977   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

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

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

Charter of Alabama, Inc..............  Alabama                63-0649546   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, Georgia 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

NEPA--Massachusetts, Inc.............  Massachusetts          58-2116751   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

NEPA--New Hampshire, Inc.............  New Hampshire          58-2116398   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

Ohio Mentor, Inc.....................  Ohio                   31-1098345   313 Congress St.
                                                                           Boston, MA 02210
                                                                           (617) 790-4800

Pacific-Charter Medical, Inc.........  California             58-1336537   3414 Peachtree Rd., N.E.
                                                                           Suite 1400
                                                                           Atlanta, GA 30326
                                                                           (404) 841-9200

                                                                                ADDRESS INCLUDING ZIP CODE,
                                         STATE OR OTHER        I.R.S.              AND TELEPHONE NUMBER
                                        JURISDICTION OF       EMPLOYER             INCLUDING AREA CODE,
      EXACT NAME OF REGISTRANT           INCORPORATION     IDENTIFICATION        OF REGISTRANT'S PRINCIPAL
     AS SPECIFIED IN ITS CHARTER        OR ORGANIZATION        NUMBER                EXECUTIVE OFFICES
-------------------------------------  ------------------  --------------  -------------------------------------
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

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

                                        PART I                                              PAGE
                                                                                            -----
ITEM 1.    Business....................................................................           2
ITEM 2.    Properties..................................................................          40
ITEM 3.    Legal Proceedings...........................................................          41
ITEM 4.    Submission of Matters to a Vote of Security Holders.........................          41

                                        PART II

ITEM 5.    Market Price for Registrant's Common Equity and Related Stockholder
           Matters.....................................................................          42
ITEM 6.    Selected Financial Data.....................................................          42
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................          44
ITEM 8.    Financial Statements and Supplementary Data.................................          53
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................          53

                                       PART III

ITEM 10.   Directors and Executive Officers of the Registrant..........................          54
ITEM 11.   Executive Compensation......................................................          54
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..............          54
ITEM 13.   Certain Relationships and Related Transactions..............................          54

                                        PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............          55

                                     PART I

ITEM 1. BUSINESS

    Magellan Health Services, Inc. (the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is an international behavioral healthcare company. The Company operates through four principal segments engaging in (i) the managed care business, (ii) the public sector business,
(iii) the healthcare franchising business and (iv) the provider business. The Company's executive offices are located at Suite 1400, 3414 Peachtree Road, N.E., Atlanta, Georgia 30326, and its telephone number at that location is (404) 841-9200.

RECENT DEVELOPMENTS

ALLIED HEALTH GROUP, INC. ACQUISITION.

    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provides specialty risk-based products and administrative services to a variety of insurance companies and other customers, including CIGNA, Blue Cross of New Jersey and NYLCare, for approximately 25 million equivalent covered lives, determined by multiplying Allied's 3.4 million members by the number of Allied's specialty products covering each member. Allied manages over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid $70 million in cash for Allied, of which $50 million was paid to the sellers at closing with the remaining $20 million placed in escrow. The escrowed amount is payable if Allied achieves specified earnings targets during the three years following the closing. Additionally, the purchase price may be increased during the three year period by $40 million, if Allied's performance exceeds specified earnings targets. The maximum purchase price payable is $110 million. See "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Pro Forma Liquidity and Capital Resources."

HUMAN AFFAIRS INTERNATIONAL, INC. ACQUISITION.

    On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/U.S. Healthcare ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI manages the care of over 15 million covered lives through employee assistance programs ("EAPs") and other managed behavioral healthcare plans. The Company may be required to make additional annual contingent payments of up to $60 million annually to Aetna over the five-year period subsequent to closing. The amount and timing of the payments will be contingent upon net increases in the number of HAI's covered lives in specified products. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Pro Forma Liquidity and Capital Resources."

HISTORY

    During the late 1980's and the early to mid 1990's, the healthcare provider business began a rapid consolidation. The consolidation of the healthcare provider business was necessitated by the need of hospitals to reduce costs through economies of scale as a result of pressure on reimbursement rates and average length of hospital stay by third-party payors. At the time, the Company had a presence in both the psychiatric hospital industry and the general hospital industry.

    In fiscal 1993, the Company decided to focus solely on the psychiatric hospital industry and to attempt to acquire additional behavioral healthcare businesses. Accordingly, the Company sold its general hospitals and related assets in fiscal 1993 for $338 million with the net proceeds used to reduce long-term debt. In 1994, the Company acquired 40 psychiatric hospitals ("Acquired Hospitals") for approximately $171 million. The purchase of the Acquired Hospitals included the refinancing of most of the Company's then outstanding long-term debt, including the issuance of $375 million of 11 1/4% Series A Senior Subordinated Notes, which mature on April 15, 2004 (the "Magellan Outstanding Notes").

    The Company has historically derived the majority of its revenue and earnings from providing healthcare services in an inpatient setting. Payments from third-party payors are the principal source of revenue for most healthcare providers. In the early 1990's, many third-party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. Third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which, until June 1997, was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs as the principal cost control measure of the third party payors.

    Prior to the first quarter of fiscal 1996, the Company was not a provider of behavioral managed care services. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring Health Services, Inc., a managed care company specializing in mental health and substance abuse/ dependence services ("Green Spring"). At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the managed behavioral healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in managed behavioral healthcare.

    Subsequent to the Company's acquisition of Green Spring, the growth of the managed behavioral healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million as of the end of calendar year 1995 to 16.6 million as of the end of fiscal 1997, a compound annual growth rate of over 17%. Over the same period, Green Spring's revenue increased from $205 million in fiscal 1995 to $364 million in fiscal 1997, a compound annual growth rate of over 33%. While growth in the industry was accelerating, the managed behavioral healthcare industry also began to consolidate. The Company concluded that consolidation presented an opportunity for the Company to increase its participation in the managed behavioral healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion in the managed behavioral healthcare business.

    The Company took a significant step toward implementing this strategy during the third quarter of fiscal 1997, when it sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities Limited Partnership ("Crescent") for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration. Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Cresent Operating, Inc., an affiliate of Cresent ("COI"), formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transfered to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the equity of CBHS is owned by COI.

    In related transactions, (i) Crescent leased the Psychiatric Hospital Facilities to CBHS and (ii) the Company entered into a master franchise agreement (the "Master Franchise Agreement") with CBHS and a franchise agreement with each of the Psychiatric Hospital Facilities and other facilities operated by

CBHS (collectively, the "Franchise Agreements"). The Company's sale of the Psychiatric Hospital Facilities and the related transactions described above are referred to as the "Crescent Transactions." Pursuant to the Franchise Agreements, the Company franchises the "CHARTER" System of behavioral healthcare to each of the Psychiatric Hospital Facilities and the other facilities operated by CBHS. In exchange, CBHS agreed to pay the Company, pursuant to the Master Franchise Agreement, annual franchise fees (the "Franchise Fees") of approximately $78.3 million. However, CBHS's obligation to pay the Franchise Fees is subordinate to its obligation to pay rent for the Psychiatric Hospital Facilities to Crescent.

    The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy. The Company used the proceeds to finance the acquisitions of HAI and Allied in December 1997. The Company continues to pursue a strategy of expanding its managed care operations and of reducing its dependence on the psychiatric hospital business for its earnings. The Company intends to further implement its business strategy through the announced acquisition (the "Acquisition") of Merit Behavioral Care Corporation ("Merit"). See "--The Transactions."

THE TRANSACTIONS

GENERAL.

    In connection with the Acquisition, the Company will consummate certain related transactions (together with the Acquisition, collectively, the "Transactions"), as follows: (i) the repayment of all amounts outstanding pursuant to, and the termination of, the Existing Credit Agreements (as defined); (ii) the consummation of the Debt Tender Offers (as defined); (iii) the execution and delivery of the New Credit Agreement (as defined); and (v) the issuance of the Notes (as defined). The Transactions are described in more detail below. All of the Transactions must be consummated for the Company to consummate the Acquisition.

THE ACQUISITION.

    On October 24, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with respect to the acquisition of Merit. Under the Merger Agreement, Merit will become a wholly-owned subsidiary of the Company and the Company will pay an amount of cash equal to approximately $458.3 million, subject to an adjustment based on the fees and expenses incurred by Merit in connection with the transactions contemplated by the Merger Agreement at the closing (the "Direct Cash Merger Consideration"). The Company is also obligated, pursuant to the Merger Agreement, to cause Merit to repay all amounts outstanding under the Merit Existing Credit Agreement (as defined) and to perform Merit's obligations under the indenture governing the Merit Outstanding Notes (as defined) and to purchase the Merit Outstanding Notes following the consummation of the Acquisition. The Company is further obligated by the Merger Agreement to provide sufficient funds to Merit to permit it to take such actions. The Company estimates that the total consideration it will pay to acquire Merit will be approximately $750 million, excluding transaction costs.

    Pursuant to the Merger Agreement, Merit made representations and warranties customary for transactions of this type. None of Merit's representations and warranties and agreements survive the consummation of the Transactions. Therefore, if any of the representations and warranties prove to be inaccurate, the Company will not be able to recover from Merit's former owners the amount of any damage resulting from the inaccuracy.

    Merit is one of the leading managed behavioral healthcare providers in the nation, arranging for the provision of managed behavioral healthcare services to more than 21 million people. Merit manages behavioral healthcare programs for approximately 800 clients across all segments of the healthcare industry, with particularly strong positions in the corporate and HMO segment. Merit is also a leading provider to Blue Cross/Blue Shield organizations and other insurance companies, labor unions, federal, state and local governmental agencies and various state Medicaid programs.

TERMINATION OF EXISTING CREDIT AGREEMENTS.

    It is a condition to the Company's lenders' obligation to advance loans pursuant to the New Credit Agreement (as defined) that the Magellan Existing Credit Agreement (as defined) be terminated. Furthermore, Magellan has agreed, in connection with the Acquisition, to repay all amounts outstanding pursuant to the Merit Existing Credit Agreement (as defined). Such transactions will be consummated simultaneously with the Offering (as defined).

    The Magellan Existing Credit Agreement is that certain Amended and Restated Credit Agreement, dated as of June 16, 1997, among the Company, Charter Behavioral Health System of New Mexico, Inc., the lenders named therein, Chase Manhattan Bank, N.A. as administrative agent, and First Union National Bank, as syndication agent. Simultaneously with the consummation of the Offering, the Magellan Existing Credit Agreement will be terminated. The Magellan Existing Credit Agreement provides for a five-year senior secured revolving credit facility in an aggregate committed amount of $200 million and also provides for the support of letters of credit for general corporate purposes. At November 30, 1997, there were no loans outstanding under the Magellan Existing Credit Agreement other than one letter of credit issued in the amount of approximately $6.6 million. Any loans outstanding under the Magellan Existing Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Alternate Base Rate ("ABR"), as defined, plus 0.25%.

    The Merit Existing Credit Agreement is that certain Credit Agreement, dated as of October 6, 1995, among Merit and the lenders named therein. Simultaneously with the consummation of the Transactions, the Merit Existing Credit Agreement will be terminated.

DEBT TENDER OFFERS.

    The Company agreed, in connection with the Acquisition, to pay on behalf of Merit an amount sufficient to permit Merit to repurchase its $100 million, 11 1/2% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes".) Furthermore, borrowings pursuant to the New Credit Agreement (as defined) and the Notes (as defined) required to effect the Transactions would result in events of default with respect to the Merit Outstanding Notes and the Magellan Outstanding Notes ( the Merit Outstanding Notes and the Magellan Outstanding Notes are hereinafter referred to, collectively, as the "Oustanding Notes"). Accordingly, the Company and Merit will commence tender offers for the Outstanding Notes. Each tender offer will be conditioned upon, among other things, (i) the receipt by the Company or Merit, as the case may be, of a majority of the Merit Outstanding Notes and 66 2/3% of the Magellan Outstanding Notes; (ii) the receipt by the Company or Merit, as the case may be, of valid consents to certain amendments to the indentures for the Outstanding Notes from the holders of two-thirds of the Magellan Outstanding Notes and of a majority of the Merit Outstanding Notes; (iii) the consummation of the Offering (as defined), the receipt of advances pursuant to the New Credit Agreement (as defined) or the receipt of proceeds from borrowings pursuant to such other arrangements as the Company determines are appropriate in an aggregate amount that is sufficient to consummate the Debt Tender Offers; and (iv) the consummation of the Acquisition. Any Outstanding Notes that are not tendered will remain outstanding and will be general unsecured obligations of the Company or Merit, as the case may be.

THE OFFERING.

    The Company intends to issue $400 million of Senior Subordinated Notes due 2008 (the "Notes") in connection with the Transactions. The interest rate on the Notes will depend on market conditions upon consummation of the Offering. The Offering is conditioned upon consummation of the Transactions.

THE NEW CREDIT AGREEMENT.

    The Company has obtained a commitment from a lender pursuant to which said lender has agreed, subject to the satisfaction of certain conditions, to make available to the Company credit facilities of $900 million (the "New Credit Agreement"). Execution and delivery of the New Credit Agreement and satisfaction of the conditions to an advance under the New Credit Agreement are conditions to the consummation of the Offering.

    The following table sets forth the sources and uses of funds for the Transactions, as if they had been completed on September 30, 1997, and assuming that all Outstanding Notes are purchased pursuant to the Debt Tender Offers.

                                                                          SEPTEMBER 30, 1997
                                                                         ---------------------
                                                                         (DOLLARS IN MILLIONS)
SOURCES:
Cash and cash equivalents..............................................       $     137.6
New Credit Agreement
  Revolving Credit Facility(1).........................................              12.8
  Term Loans...........................................................             750.0
The Notes..............................................................             400.0
                                                                                 --------
    Total Sources......................................................       $   1,300.4
                                                                                 --------
                                                                                 --------

USES:
Direct Cash Merger Consideration, net(2)...............................       $     458.3
Repayment of Merit Existing Credit Agreement...........................             229.5
Purchase of Magellan Outstanding Notes.................................             375.0
Purchase of Merit Outstanding Notes....................................             100.0
Transaction costs(3)...................................................             137.6
                                                                                 --------
    Total Uses.........................................................       $   1,300.4
                                                                                 --------
                                                                                 --------

------------------------
(1) The Revolving Credit Facility under the New Credit Agreement will provide for borrowings of up to $150 million.
(2) The amount shown is net of the aggregate exercise price of certain options to purchase shares of Merit common stock.
(3) Transaction costs include, among other things, tender and consent expenses associated with the Debt Tender Offers and the Offering, accrued interest on the Outstanding Notes and costs associated with the Acquisition and the New Credit Agreement.

INDUSTRY

OVERVIEW.

    Behavioral healthcare costs have increased significantly in the United States in recent years. According to industry sources, direct medical costs of behavioral health problems, combined with the indirect costs, such as lost productivity due to mental illness and alcohol and drug abuse, were estimated at more than $300 billion in 1990, the latest year for which statistics are available. In addition, according to industry sources, in 1994, direct behavioral healthcare services treatment costs amounted to approximately $81 billion, or 8% of total healthcare industry spending. These direct costs have grown, in part, as society has begun to recognize and address behavioral health concerns and employers have realized that rehabilitation of employees suffering from substance abuse and relatively mild mental health problems can reduce losses due to absenteeism and decreased productivity.

    In response to these escalating costs, managed behavioral healthcare companies such as Green Spring, HAI and Merit have been formed. These companies focus on care management techniques with the goal of arranging for the provision of an appropriate level of care in a cost-efficient and effective manner by improving early access to care and assuring an effective match between the patient and the behavioral healthcare provider's specialty. As the growth of managed behavioral healthcare has increased, there has been a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.

    According to "Managed Behavioral Health Market Share in the United States 1997-1998," published by OPEN MINDS ("Open Minds"), as of January 1997, approximately 149.0 million beneficiaries were covered by some form of managed behavioral healthcare plan and an additional 19.5 million beneficiaries were enrolled in internally-managed behavioral healthcare programs within health maintenance organizations ("HMOs"). The number of covered beneficiaries has grown from approximately 86.0 million beneficiaries in 1993 to approximately
149.0 million in 1997, representing an approximate 14% compound annual growth rate since 1993. In addition, according to OPEN MINDS, beneficiaries covered under risk-based programs are growing even more rapidly, from approximately 13.6 million as of January 1993 to approximately 38.9 million as of January 1997, representing a compound annual growth rate of over 30%. OPEN MINDS estimates that the revenues of managed behavioral healthcare companies totaled approximately $3.5 billion in 1996.

SEGMENTATION.

    OPEN MINDS divides the managed behavioral healthcare industry as of January 1997 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

                                                                                            BENEFICIARIES    PERCENT
CATEGORY OF CARE                                                                            (IN MILLIONS)   OF TOTAL
------------------------------------------------------------------------------------------  -------------  -----------
Utilization Review/Care Management Programs...............................................         39.2          26.3%
Risk-Based Network Products...............................................................         38.9          26.1
Non-Risk-Based Network Products...........................................................         31.9          21.4
Employee Assistance Programs ("EAPs").....................................................         28.3          19.0
Integrated Programs.......................................................................         10.7           7.2
                                                                                                  -----         -----
        Total.............................................................................        149.0         100.0%
                                                                                                  -----         -----
                                                                                                  -----         -----

    Management believes the current trends in the behavioral healthcare industry include increased utilization of risk-based network managed care products and the integration of EAPs with such managed care products. Management believes that these trends have developed in response to the attempt by payors to reduce rapidly escalating behavioral healthcare costs and to limit their risk associated with such costs while continuing to provide access to high quality care. According to OPEN MINDS, risk-based network products, integrated programs and EAPs are the most rapidly growing segments of the managed behavioral healthcare industry.

    UTILIZATION REVIEW/CARE MANAGEMENT PRODUCTS. Under utilization review/care management products, a managed behavioral healthcare company manages and often arranges for treatment, but does not maintain a network of providers or assume any of the responsibility for the cost of providing treatment services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as it is defined by OPEN MINDS) as Administrative Service Only ("ASO") products. The Company does not expect this segment of the industry to experience significant growth, given the growth of risk-based products.

    NON-RISK-BASED NETWORK PRODUCTS. Under non-risk-based network products, the managed behavioral healthcare company provides a full array of managed care services, including selecting, credentialing and managing a network of providers (such as psychiatrists, psychologists, social workers and hospitals), and performs utilization review, claims administration and care management functions. The third-party payor remains responsible for the cost of providing the treatment services rendered. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as it is defined by OPEN MINDS) as ASO products.

    RISK-BASED NETWORK PRODUCTS. Under risk-based network products, the managed behavioral healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services. Most of these programs have payment arrangements in which the managed care company agrees to provide services in exchange for a fixed fee per member per month that varies depending on the profile of the beneficiary population or otherwise shares the responsibility for providing all or some portion of the treatment services at a specific cost per person. Under these products, the managed behavioral healthcare company not only approves and monitors a course of treatment, but also arranges and pays for the provision of patient care (either through its third-party network providers or staff providers or some combination of network and staff providers). Therefore, the managed behavioral healthcare company must be proficient in contracting with, credentialing and managing a network of specialized providers and facilities that covers the complete continuum of care. The managed behavioral healthcare company must also ensure that the appropriate level of care is delivered in the appropriate setting. Given the ability of payors of behavioral healthcare benefits to reduce their risk with respect to the cost of treatment services through risk-based network products while continuing to provide access to high quality care, this market segment has grown rapidly in recent years. In addition to the expected growth in total beneficiaries covered under managed behavioral healthcare products, this shift of beneficiaries into risk-based network products should further contribute to revenue growth for the managed behavioral healthcare industry because such contracts generate significantly higher revenue than ASO contracts. The higher revenue is intended to compensate the managed behavioral healthcare company for bearing the financial responsibility for the cost of delivering care. The Company's risk based products are risk-based network products as defined by OPEN MINDS.

    EMPLOYEE ASSISTANCE PROGRAMS. An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries. These services consist of evaluating a patient's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. A 1990 industry survey estimated the total costs of this dependency at approximately $98.6 billion per year. Many businesses have implemented alcoholism and drug abuse treatment programs in the workplace, and in some cases have expanded those services to cover a wider spectrum of personal problems experienced by workers and their families. As a result, EAP products now typically include consultation services, evaluation and referral services, employee education and outreach services. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Health and Safety Act requirements, taken together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services.

    INTEGRATED EAP/MANAGED BEHAVIORAL HEALTHCARE PRODUCTS. EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. In an effort to both reduce costs and increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and managed behavioral healthcare services into a single product. Although integrated EAP/managed behavioral healthcare products are currently only a small component of the overall industry, the Company expects this market segment to grow.

AREAS OF GROWTH.

    Management believes that the growth of the managed behavioral healthcare industry will continue, as payors of behavioral healthcare benefits attempt to reduce the costs of behavioral healthcare while maintaining high quality care. Management also believes that a number of opportunities exist in the managed behavioral healthcare industry for continued growth, primarily for risk-based products. The following paragraphs discuss factors contributing to the growth of risk-based products and the increase in the number of covered lives in certain markets.

    RISK-BASED PRODUCTS. According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 14 million covered lives in 1993 to approximately 38.9 million covered lives in 1997, a compound annual growth rate of over 30%. Despite this growth, only approximately 26% of total managed behavioral healthcare covered lives are enrolled in risk-based products. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring an appropriate level of access to care. Risk-based products can generate significantly greater revenue per covered life than other non-risk product types. According to the OPEN MINDS survey, risk-based products account for nearly two-thirds of managed behavioral healthcare industry premiums, but, as stated above, account for only approximately 26% of total covered lives.

    MEDICAID. Medicaid is a joint state and federal program to provide healthcare benefits to approximately 33 million low income individuals, including welfare recipients. According to the Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA"), federal and state Medicaid spending increased from $69 billion in 1990 to an estimated $160 billion in 1996, at an average annual rate of almost twice as fast as the annual increase in overall healthcare spending. Furthermore, according to HCFA, from 1991 to 1996 the number of Medicaid beneficiaries covered under full managed contracts grew at a compound annual rate of approximately 40% per year. The Company expects that the Balanced Budget Act of 1997, which was adopted by Congress in August 1997 (the "Budget Act"), will slow the growth of Medicaid spending by accelerating the trend of state Medicaid programs toward shifting beneficiaries into managed care programs in order to control rising costs.

    Despite the recent increase in managed care enrollment of Medicaid beneficiaries, Medicaid managed care enrollment as a percentage of all Medicaid beneficiaries remains small. As of June 1996, according to the National Institute for Health Care Management, only approximately 35% of all Medicaid beneficiaries were enrolled in some form of managed care program, and less than 7% were enrolled in risk-based programs. The Company expects the number of Medicaid recipients enrolled in managed behavioral healthcare programs to increase through two avenues: (i) subcontracts with HMOs and (ii) direct contracts with state agencies. As HMOs increase their penetration of the Medicaid market, the Company expects that many HMOs will continue to (or begin to) subcontract with managed behavioral healthcare companies to provide services for Medicaid beneficiaries. State agencies have also begun to contract directly with managed behavioral healthcare companies to provide behavioral healthcare services to their Medicaid beneficiaries. Iowa, Massachusetts, Nebraska, Maryland, Tennessee and Montana have decided to "carve out" behavioral healthcare from their overall Medicaid managed care programs and have contracted or are expected to contract directly with managed behavioral healthcare companies to provide such services. The Company expects that the Budget Act will accelerate the trend of states contracting directly with managed behavioral healthcare companies.

    MEDICARE. Medicare is a federally funded healthcare program for the elderly. Medicare has experienced an increase in its beneficiary population over the past several years, as well as rapidly escalating healthcare costs. According to HCFA, as of January 1, 1997, only approximately 4.9 million, or 13%, of the approximately 38 million eligible Medicare beneficiaries were enrolled in managed care programs. Although enrollment has increased from approximately 7% of the eligible Medicare beneficiaries in 1993, it is still considerably below that of the commercial population. The Budget Act contains provisions designed to increase enrollment of Medicare beneficiaries in managed care plans as a means of achieving projected savings in Medicare expenditures. Management believes that in response to increased healthcare costs and the Budget Act, the Medicare market will shift into managed care programs in the future, representing an opportunity for growth among managed behavioral healthcare companies.

BUSINESS

OVERVIEW.

    The Company is a leading provider of managed behavioral healthcare services, offering a broad array of cost-effective managed behavioral healthcare products. The Company (including HAI) has an estimated 35 million covered lives under managed behavioral healthcare contracts and manages behavioral healthcare programs for approximately 4,000 customers. Through its current network of over 33,000 providers and 2,000 treatment facilities, the Company manages behavioral healthcare programs for Blue Cross/Blue Shield organizations, HMOs and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. In addition to the Company's managed behavioral healthcare products, the Company offers specialty products related to the management of chronic medical conditions. The Company also offers a broad continuum of behavioral healthcare services to approximately 2,800 individuals who receive healthcare benefits funded by state and local governmental agencies through its public-sector provider. Furthermore, the Company franchises the "CHARTER" System of behavioral healthcare to the Psychiatric Hospital Facilities and other facilities operated by CBHS, an entity in which the Company owns a 50% equity interest.

    The Company's professional care managers coordinate and manage the delivery of behavioral healthcare treatment services through the Company's network of providers, which includes psychiatrists, psychologists, licensed clinical social workers, marriage and family therapists and licensed clinical professional counselors. The treatment services provided by the Company's extensive provider network include outpatient programs (such as counseling and therapy), intermediate care programs (such as sub-acute emergency care, intensive outpatient programs and partial hospitalization services), inpatient treatment services and alternative care services (such as residential treatment, home and community-based programs and rehabilitative and support services). The Company provides these services through: (i) risk-based products, (ii) EAPs, (iii) ASO products and (iv) products that combine features of some or all of these products. Under risk-based products, the Company arranges for the provision of a full range of behavioral healthcare services for beneficiaries of its customers' healthcare benefit plans through fee arrangements under which the Company assumes all or a portion of the responsibility for the cost of providing such services in exchange for a fixed per member per month fee. Under EAPs, the Company provides assessment services to employees and dependants of its customers, and if required, referral services to the appropriate behavioral healthcare service provider. Under ASO products, the Company provides services such as utilization review, claims administration and provider network management. The Company does not assume the responsibility for the cost of providing healthcare services pursuant to its ASO products. For its fiscal year ended September 30, 1997, risk-based, EAP and ASO products accounted for 74%, 6% and 20% of the Company's managed care net revenues, respectively.

    The Company conducts operations in four segments: managed care operations, public sector operations, franchise operations and provider operations. The following describes the Company's business segments:

    MANAGED CARE OPERATIONS. The managed care segment is the Company's primary operating segment. The Company's managed care subsidiaries are Green Spring, HAI and Allied and, following the Acquisition, will include Merit.

    Green Spring is one of the largest companies in the managed behavioral healthcare industry and is the largest managed behavioral healthcare provider to the Blue Cross/Blue Shield networks. It covered approximately 16.6 million lives (34% of them pursuant to risk-based products) as of September 30, 1997. Green Spring currently covers over 20 million lives through a network of more than 33,000 providers. Green Spring's client base includes 25 Blue Cross/Blue Shield plans, major HMOs and PPOs, state employee programs, Fortune 1000 corporations, labor unions and a growing number of state Medicaid programs.

    Merit, which the Company expects to acquire in the second quarter of fiscal 1998, is one of the leading managed behavioral healthcare providers in the nation, arranging for the provision of managed behavioral healthcare services to more than 21 million people. Merit manages behavioral healthcare programs for approximately 800 clients across all segments of the healthcare industry, with particularly strong positions in the corporate and HMO segment. Merit is also a leading provider to Blue Cross/Blue Shield organizations and other insurance companies, labor unions, federal, state and local governmental agencies and various state Medicaid programs.

    HAI was one of the first and is one of the largest providers of EAP products. It currently provides managed behavioral healthcare services to over 15 million lives. HAI has providers in all 50 states, operating through nine regional service centers. It serves many of the nation's largest companies, including Aetna, Avis, Exxon, JP Morgan, MCI, Northwest Airlines and Sears.

    The Company recently acquired Allied to establish its presence in the management of specialty healthcare services. Allied provides specialty risk-based products and administrative services to a variety of insurance companies and other customers, including CIGNA, Blue Cross of New Jersey and NYLCare, for 25 million equivalent covered lives, determined by multiplying Allied's 3.4 million members by the number of Allied's specialty products covering each member. Allied manages over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes.

    PUBLIC SECTOR OPERATIONS. The Company's public sector business provides specialty home-based behavioral healthcare services through National Mentor, Inc. ("Mentor") to over 2,800 individuals in 84 programs in 20 states from 70 branches as of September 30, 1997. Mentor was founded in 1983 and was acquired by the Company in January 1995. Mentor's services include specialty home-based behavioral healthcare services, which feature individualized home and community-based health and human services delivered in highly structured and professionally monitored family environments or "mentor" homes. The mentor homes serve clients with chronic behavioral disorders and disabilities requiring long-term care, including children and adolescents with behavioral problems, individuals with mental retardation or developmental disabilities, and individuals with neurological impairment or other medical and behavioral frailties. Public sector operations includes correctional behavioral healthcare services, which feature the management and provision of behavioral healthcare to the prison population of government-run correctional facilities in Ohio and New Jersey.

    FRANCHISE OPERATIONS. The Company's wholly-owned subsidiary, Charter Advantage, LLC ("Charter Advantage"), franchises the "CHARTER" System of behavioral healthcare to the Psychiatric Hospital Facilities and other facilities operated by CBHS. See "--Charter Advantage."

    PROVIDER OPERATIONS. The Company's provider operations include the ownership and operation of two psychiatric hospitals in London, England (a 45-bed hospital and a 78-bed hospital) and a 69-bed psychiatric hospital in Nyon, Switzerland. The Company's provider operations also include its interest in six hospital-based joint ventures (the "Joint Ventures") and the 50% ownership of CBHS. The Company's Joint Venture partner in four of the Joint Ventures is Columbia/HCA Healthcare Corporation. Although the Company is the managing member of each Joint Venture, it has delegated its management responsibilities to CBHS. The Company pays CBHS a fee for managing the Joint Ventures equal to the Company's share of the earnings of the Joint Ventures.

COMPETITIVE STRENGTHS.

    The Company believes it benefits from the competitive strengths described below with respect to its managed behavioral healthcare business, which should allow it to increase its revenues and cash flow. Furthermore, the Company believes it can leverage its competitive strengths to expand its service offerings into other specialty managed care products.

    INDUSTRY LEADERSHIP. The Company (including HAI) has approximately 35 million covered lives under managed behavioral healthcare contracts. Following the Acquisition, the Company will be the nation's largest provider of managed behavioral healthcare services in the United States with over 56 million covered lives. The Company believes it will also have the number one market position in each of the major product markets in which it competes. The Company believes its industry leading position will enhance its ability to: (i) provide a consistent level of high quality service on a nationwide basis; (ii) enter into favorable agreements with behavioral healthcare providers that allow it to effectively control healthcare costs for its customers; and (iii) effectively market its managed-care products to large corporate, HMO and insurance customers, which, the Company believes, increasingly prefer to be serviced by a single-source provider on a national basis.

    BROAD PRODUCT OFFERING AND NATIONWIDE PROVIDER NETWORK. The Company offers a full spectrum of behavioral managed care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's nationwide provider network encompasses over 33,000 providers and 2,000 treatment facilities in all 50 states. The combination of broad product offerings and a nationwide provider network allows the Company to meet virtually any customer need for managed behavioral healthcare on a nationwide basis, and positions the Company to capture incremental revenue opportunities resulting from the continued growth of the managed behavioral healthcare industry and the continued migration of its customers from ASO and EAP products to higher revenue risk-based products.

    BROAD BASE OF STRONG CUSTOMER RELATIONSHIPS. The Company enjoys strong customer relationships across all its markets, as evidenced by Green Spring and HAI's contract renewal rate of over 90% during the last three fiscal years. Management believes that its strong customer relationships are attributable to the Company's broad product offering, nationwide provider network, commitment to quality care and ability to manage behavioral healthcare costs effectively. Following the Acquisition, the Company's leading customers will include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers such as Aetna/US Healthcare, Humana and Prudential; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies through commercial, Medicaid and other programs; and (v) the federal government through contracts pursuant to CHAMPUS and with the U.S. Postal Service. This broad base of strong customer relationships provides the Company with stable and diverse sources of revenue and cash flow and an established base from which to continue to increase covered lives and revenue.

    PROVEN RISK MANAGEMENT EXPERIENCE. The Company (including HAI) has over 6 million covered lives under risk-based contracts. Following the Acquisition, the Company will have over 17 million covered lives under risk-based contracts, making it the nation's industry leader in at-risk managed behavioral healthcare products. The Company's experience with risk-based products covering a large number of lives has given it a broad base of data from which to analyze utilization rates. This broad database provides the Company with a competitive advantage by permitting it to estimate utilization trends and costs, which allows it to bid effectively. The Company has also developed effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost-control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims-management technology, which permits the Company to reduce the cost of processing claims. Following the Acquisition, the Company, as it integrates its managed care operations, will be able to select from the best practices of its subsidiaries to enhance further its utilization and cost-control methodologies.

BUSINESS STRATEGY.

    INCREASE ENROLLMENT IN RISK-BASED PRODUCTS. The Company believes that it has a significant opportunity to increase revenues and cash flow by increasing lives covered by its risk-based products. Following the

Acquisition, the Company will be the industry's leading provider of risk-based products and will be well positioned to benefit from the continuing shift to risk-based products. According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 13.6 million in 1993 to approximately 38.9 million in 1997, representing a compound annual growth rate of over 30%. Despite this growth, only approximately 26% of total managed behavioral healthcare enrollees are in risk-based products. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring a high quality of care and an appropriate level of access to care. The Company believes it has a significant opportunity to increase enrollment in risk-based products through growth in new covered lives and through the transition of covered lives in ASO and EAP products to higher revenue risk-based products. For fiscal 1997, risk-based products accounted for 34% of the Company's covered lives but accounted for 74% of its total managed behavioral healthcare revenue.

    ACHIEVE SIGNIFICANT INTEGRATION EFFICIENCIES. The Company believes that the Acquisition will create opportunities for the Company to achieve significant costs savings. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. The Company also intends to assemble national vendor and supplier programs, resulting in additional savings.

    PURSUE ADDITIONAL SPECIALTY MANAGED CARE OPPORTUNITIES. Management believes that significant demand exists for specialty managed care products. The Company believes its large number of covered lives, information systems infrastructure and demonstrated expertise in managing behavioral healthcare programs position the Company to provide customers with specialty managed care products. As a first major step in implementing this component of the strategy, the Company recently acquired Allied, a provider of managed care for cardiology, oncology and diabetes patients. See "--Recent Developments."

MANAGED BEHAVIORAL HEALTHCARE PRODUCTS AND SERVICES.

    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1997, and revenue for each type of managed behavioral healthcare program offered by Green Spring:

PROGRAMS                                                              COVERED LIVES     PERCENT     REVENUE     PERCENT
-------------------------------------------------------------------  ---------------  -----------  ---------  -----------
                                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
Risk-Based Products................................................           5.7           34.5%  $   269.4        74.0%
EAPs...............................................................           1.1            6.7        10.1         2.8
Integrated Products................................................           0.8            4.6        11.3         3.1
ASO Products.......................................................           9.0           54.2        73.1        20.1
                                                                              ---          -----   ---------       -----
    Total..........................................................          16.6          100.0%  $   363.9       100.0%
                                                                              ---          -----   ---------       -----
                                                                              ---          -----   ---------       -----

The number of the Company's covered lives fluctuates based on the number of the Company's customer contracts and as employee, HMO and insurance company subscriber and government program enrollee populations change from time to time. On November 8, 1997, the Company announced that Green Spring had been selected by Blue Cross/Blue Shield of Michigan to manage behavioral healthcare services for over 2.3 million covered lives. This contract, which became effective as of December 1, 1997, primarily relates to utilization review services.

    RISK-BASED PRODUCTS. Under the Company's risk-based products, the Company typically arranges for the provision of a full range of outpatient, intermediate and inpatient treatment services to beneficiaries of its customers' healthcare benefit plans, primarily through arrangements in which the Company assumes all or a portion of the responsibility for the cost of providing such services in exchange for a per member per month fee. The Company's experience with risk-based contracts (including the experience of Green Spring and HAI) covering a large number of lives has given it a broad base of data from which to analyze utilization rates. This broad database provides the Company with a competitive advantage by permitting it to estimate utilization trends and costs, which allows it to bid effectively. The Company has also developed effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost-control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims-management technology, which permits the Company to reduce the cost of processing claims. The Company's care managers are an essential element in its provision of cost-effective care. Except in emergencies, treatment is required to be authorized by a Company care manager. Care managers, in consultation with treating professionals, and using the Company's clinical protocols, authorize an appropriate level and intensity of services that can be delivered in a cost-efficient manner. See
" --Industry--Segmentation--Risk-Based Network Programs."

    EMPLOYEE ASSISTANCE PROGRAMS. The Company's EAP products typically provide assessment and referral services to employees and dependants of the Company's customers in an effort to assist in the early identification and resolution of productivity problems associated with the employees who are impaired by behavioral conditions or other personal concerns. For many EAP customers, the Company also provides limited outpatient therapy (typically limited to eight or fewer sessions) to patients requiring such services. For these services, the Company typically is paid a fixed fee per member per month; however, the Company is usually not responsible for the cost of providing care beyond these services. If further services are necessary beyond limited outpatient therapy, the Company will refer the beneficiary to an appropriate provider or treatment facility.

    INTEGRATED PRODUCTS. Under its integrated programs, the Company typically establishes an EAP to function as the "front end" of a managed care program that provides a full range of services, including more intensive treatment services not covered by the EAP. The Company typically manages the EAP and accepts all or some of the responsibility for the cost of any additional treatment required upon referral out of the EAP, thus integrating the two products and using both the Company's care management and clinical care techniques to manage the provision of care. See "--Industry--Segmentation--Integrated EAP/ Managed Behavioral Healthcare Programs."

    ASO PRODUCTS. Under its ASO programs, the Company provides services ranging from utilization review and claims administration to the arrangement for and management of a full range of patient treatment services, but does not assume any of the responsibility for the cost of providing treatment services. Services include member assistance, management reporting and claims processing in addition to utilization review and care management. See "--Industry--Segmentation--Utilization Review/Care Management Programs" and "--Non-Risk-Based Network Programs."

MANAGED BEHAVIORAL HEALTHCARE CUSTOMERS.

    GENERAL The following table sets forth the approximate number of covered lives as of September 30, 1997 and revenue in each of the Green Spring's market segments:

MARKET                                                                   COVERED LIVES     PERCENT      REVENUE      PERCENT
----------------------------------------------------------------------  ---------------  -----------  -----------  -----------
                                                                                  (IN MILLIONS, EXCEPT PERCENTAGES)
Corporations and Labor Unions.........................................           1.6            9.5%   $    18.2          5.0%
Blue Cross/Blue Shield and Other Insurance Companies..................          12.1           73.0        210.0         57.7
Medicaid Programs.....................................................           1.5            8.8         91.1         25.0
Governmental Agencies (including CHAMPUS).............................           1.4            8.7         44.6         12.3
                                                                                 ---          -----   -----------       -----
    Total.............................................................          16.6          100.0%   $   363.9        100.0%
                                                                                 ---          -----   -----------       -----
                                                                                 ---          -----   -----------       -----

    CORPORATIONS AND LABOR UNIONS. Corporations and, to a lesser extent, labor unions, account for a large number of the Company's contracts to provide managed behavioral healthcare services and, in particular, EAP and integrated EAP/managed care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis. Management believes the corporate market is an area of potential growth for the Company, as corporations are anticipated to increase their utilization of managed behavioral healthcare services.

    HMOS. Upon acquiring HAI, the Company became a leader in the HMO market, providing managed behavioral healthcare services to HMO beneficiaries. HMO contracts are full, limited or shared risk contracts in which the Company accepts a fixed fee per member per month from the HMO in exchange for providing a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own managed behavioral healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. The Company anticipates that its business with HMOs will continue to grow.

    BLUE CROSS/BLUE SHIELD ORGANIZATIONS AND OTHER INSURANCE COMPANIES. The Company is the nation's leading provider of managed behavioral healthcare services to Blue Cross/Blue Shield organizations. Green Spring derived approximately $194 million, or 53%, of its revenue in fiscal 1997 from contracts with Blue Cross/Blue Shield organizations. The Company recently expanded its Blue Cross/Blue Shield relationships by entering into a contract with Blue Cross/Blue Shield of Michigan relating to 2.3 million covered lives.

    HAI has contracts with its former owner, Aetna, pursuant to which HAI provides managed behavioral healthcare products to Aetna, including focused psychiatric review (a type of utilization review product), risk based HMO products, administrative services for Aetna's "Managed Choice" product and provider network management services. For the twelve months ended September 30, 1997, HAI would have derived approximately $58.9 million of revenue, or approximately 58% of its total revenue, from its contracts with Aetna, on a pro forma basis. Approximately 71% of HAI's covered lives are attributable to its contracts with Aetna.

    MEDICAID PROGRAMS. The Company provides managed behavioral healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with managed behavioral healthcare organizations, such as the Company, for behavioral healthcare services. The Company also expects that other states will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with managed behavioral healthcare companies such as the Company. See " --Industry--Areas of Growth," and "--Regulation--Other Proposed Legislation."

    GOVERNMENTAL AGENCIES. The Company provides EAPs and other managed care products for employees and their dependents who are beneficiaries of federal, state and local governmental agencies' healthcare benefit plans. Governmental agencies' healthcare benefit plans have historically contracted for managed behavioral healthcare services as part of their general healthcare contracts with HMOs or indemnity insurers. In turn, HMOs or indemnity insurers have either provided managed behavioral healthcare services directly or subcontracted such services to managed behavioral healthcare companies such as the Company. The Company currently provides services to a number of government employees either directly pursuant to a contract with the government agency or as a subcontractor to HMOs. More recently, governmental agencies have begun to contract directly with managed behavioral healthcare companies to provide these services. In addition, the Company currently manages contracts for beneficiaries of the Civilian Health and Medical Program for the Uniformed Services ("CHAMPUS") and is actively pursuing new contracts and subcontracts under the CHAMPUS program. In this market, the Company often bids for such contracts together with HMOs to provide the behavioral healthcare services portion of the overall CHAMPUS healthcare contract.

MANAGED BEHAVIORAL HEALTHCARE CONTRACTS.

    Green Spring's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many are terminable without cause by the customer or Green Spring either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, Green Spring's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. HAI's customer contracts have substantially similar terms to those described above.

MANAGED BEHAVIORAL HEALTHCARE NETWORK.

    The Company's managed behavioral healthcare and EAP treatment services are provided by a network of third-party providers. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic make-up of the beneficiary population in that area. Network providers include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals.

    As of September 30, 1997, the Company had contractual arrangements covering over 33,000 individual third-party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customer's beneficiary population resides. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a one-year term, with automatic renewal at the Company's option for successive one-year terms, and generally may be terminated without cause by the Company or the provider upon 30 to 90 days notice.

    As of September 30, 1997, the Company's managed behavorial healthcare network included contractual arrangements with approximately 2,000 third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities, and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility owner upon 30 to 120 days notice. The Psychiatric Hospital Facilities and other facilities operated by CBHS are members of the Company's hospital provider network on the same terms as generally applicable to unaffiliated third-party treatment facilities.

COMPETITION.

    Each segment of the Company's business is highly competitive. With respect to its managed care business, the Company competes with large insurance companies, HMOs, preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), IPAs, multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare and EAP services to their employees or subscribers directly, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins.

    The Company's public sector operations compete with various for profit and not-for-profit entities, including, but not limited to: (i) managed behavioral healthcare companies that have started managing human services for governmental agencies; (ii) home health care organizations; (iii) proprietary nursing home companies; and (iv) proprietary corrections companies. The Company believes that the most significant factors in a customer's selection of services include price and quality of services and outcomes. The pricing aspect of such services is especially important to attract public sector agencies looking to outsource public services to the private sector as demand for quality services escalates while budgeted dollars for healthcare services are reduced. The Company's management believes that it competes effectively with respect to these factors.

    The competitive environment affecting the Company's franchise and provider operations are discussed elsewhere. See "--Charter Advantage--Competition."

INSURANCE.

    The Company maintains a general and professional liability insurance policy with an unaffiliated insurer. The policy is written on a "claims made or circumstances reported" basis, subject to a $500,000 deductible per occurrence and an aggregate deductible of $1.5 million.

INTELLECTUAL PROPERTY.

    The Company has developed and is marketing applications and systems for managing the delivery of care and measuring the outcome of treatment, including an integrated suite of applications that includes a "Speciality Care Management" component and an "Advanced Call Center" component. The Speciality Care Management component includes a suite of proprietary clinical protocols called "Specifications for Acceptable Care."

    These protocols were developed and are supported by recognized physician experts in the relevant specialities. Clinical protocols are detailed treatment plans for specific medical conditions. The Advanced Call Center component includes a nurse advice line application, which permits nurses to answer calls from managed care beneficiaries and to provide health information and care decision counseling. It also includes an application that initiates calls to managed care beneficiaries requiring information on care of chronic conditions, other information or screening. Finally, the Advanced Call Center component includes an application that facilitates precertification of beneficiaries, program referral or enrollment and after-hours back-up of the Speciality Care Management component. The Advanced Call Center assists the Company and other users to control costs by reducing unnecessary emergency room visits and by assisting network providers to monitor compliance with treatment plans. Green Spring and HAI have also developed or licensed clinical protocols and proprietary software applications for use in providing managed behavorial healthcare products.

MANAGEMENT INFORMATION SYSTEMS.

    In March 1997, the Company hired a Chief Information Officer and established the Corporate Information Technology Department (the "IT Department"). The Chief Information Officer reports to the Chief Executive Officer of the Company. Each operating unit of the Company also has a chief information officer who reports to the chief executive officer of the operating unit. The IT Department provides strategic technical direction, consultation and implementation coordination to each of the operating units.

    Currently, each of the Company's operating units maintains its own information systems. The systems maintained and the applications software used varies depending on the business processes performed by the operating units. Green Spring processes all claims on a centralized system using its proprietary "Claims Adjudication and Tracking System" software and two Compaq Proliant servers. Green Spring conducts utilization review functions on a decentralized client/server system, using proprietary "Care Utilization and Review Expediter" software. Each regional Green Spring office maintains its own complement of data base servers. Green Spring's information systems are relatively new and management believes that they have sufficient remaining capacity to accommodate Green Spring's foreseeable needs.

    The Company's information technology strategy is to establish and implement a common company-wide infrastructure in an attempt to facilitate the integration of future acquisitions, reduce information technology costs and enhance the Company's ability to share information internally and with its customers and business partners. The Company will also attempt to standardize software, equipment, training and support. An enterprise architecture standards working group has been formed to implement the strategy. The working group is currently developing the architecture and migration approach toward a Microsoft Windows NT environment and standards and implementation plans for hardware and software platforms and a wide-area network. Management believes that it could achieve significant cost savings by implementing common system architectures, shared applications systems and common business operating procedures throughout the Company, by consolidating back-office functions and by minimizing redundant systems. The Company expects to be able to implement the plan by the end of calendar year 1999 and without material expenditures in excess of historical capital requirements.

    The IT Department has also organized a working group to develop a plan for effectively integrating Merit's information technology into the Company. The group includes senior level information technology personnel from the Company, Green Spring and Merit. The working group will complete a plan for integrating Merit by January 1998. The focus of this working group will be expected to include HAI in the near future.

REGULATION.

    GENERAL. The managed behavioral healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's managed care operations is described in this section. The Company's managed care operations are also indirectly affected by laws and regulations applicable to the operations of behavioral healthcare clinics and facilities. See "--Charter Advantage--Regulation."

    The Company believes its operations are structured to comply with applicable laws and regulations, in all material respects, and that it has received, or is in the process of applying for, all licenses and approvals that are material to the operation of its business. However, regulation of the managed healthcare industry is evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation.

    LICENSURE. Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intracorporate transactions. One or multiple agencies may require as a condition of such licensure or approval that the Company cease or modify certain of its operations in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain licensure or approval varies from state to state, and difficulties in obtaining a necessary licensure or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

    INSURANCE, HMO AND PPO ACTIVITIES. To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC initiative also may result in the adoption of a model NAIC regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Individual states have also recently adopted their own regulatory initiatives that subject entities such as the Company to regulation under state insurance laws. This includes, but is not limited to, requiring licensure as an insurance company or HMO and requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the ability of the Company to pay dividends, make certain investments and repay certain indebtedness. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. Based on the information presently available to it, the Company does not believe that the imposition of requirements related to maintaining certain types of assets, prescribed levels of deposits, capital, surplus, reserves or net worth, or complying with other regulatory requirements applicable to its insurance company, HMO, PPO or similar operations, would have a material adverse effect on the Company. Notwithstanding the foregoing, the imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

    UTILIZATION REVIEW AND THIRD-PARTY ADMINISTRATOR ACTIVITIES. Numerous states in which the Company does business have adopted, or are expected to adopt, regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment, and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Utilization review and TPA regulations may increase the Company's cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

    There is a trend among states to require licensure or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensure requirements are preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

    "ANY WILLING PROVIDER" LAWS. Several states in which the Company does business have adopted, or are expected to adopt, "any willing provider" laws. Such laws typically impose upon insurance companies, PPOs, HMOs or other types of third-party payors an obligation to contract with, or pay for the services of, any healthcare provider willing to meet the terms of the payor's contracts with similar providers. Compliance with any willing provider laws could increase the Company's costs of assembling and administering provider networks and could, therefore, have a material adverse effect on its operations.

    LICENSING OF HEALTHCARE PROFESSIONALS. The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide behavioral healthcare treatment on behalf of or under contracts with the Company are in compliance with the applicable state licensing requirements and current interpretations thereof; however, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's crisis intervention program, additional licensure of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licensure could be obtained; however, there can be no assurance that such licensing requirements will not adversely affect the Company's existing operations or limit expansion.

    PROHIBITION ON FEE SPLITTING AND CORPORATE PRACTICE OF PROFESSIONS. The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists, or other behavioral healthcare professionals. In addition, the laws of some states prohibit psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws, however, there can be no assurance that the Company's existing operations and its contractual arrangements with psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

    DIRECT CONTRACTING WITH LICENSED INSURERS. Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as independent practice associations ("IPAs"), for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly with its customers may need to be modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity which contracts with the HMO directly is an IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

    OTHER REGULATION OF HEALTHCARE PROVIDERS. The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") included a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the United States Department of Health and Human Services (the "Department") to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

    REGULATION OF CUSTOMERS. Regulations imposed upon the Company's customers include, among other things, benefits mandated by statute, exclusions from coverages prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights, and confidentiality requirements. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

    ERISA. Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA requirements in all material respects. Although the Company believes that it is in material compliance with the applicable ERISA requirements and that such compliance does not currently have a material adverse effect on the Company's operations, there can be no assurance that continuing ERISA compliance efforts or any future changes to the applicable ERISA requirements will not have a material adverse effect on the Company.

    THE BUDGET ACT. In August 1997, Congress enacted the Budget Act. The Medicare-related provisions of the Budget Act are designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The Congressional Budget Office projected in July 1997 that $43.8 billion of the reductions would come from reduced payments to hospitals, $21.8 billion from increased enrollment in managed care plans and $11.7 billion from reduced payments to physicians and ambulatory care providers. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare health maintenance organizations for Medicare enrollees.

    Prior to adoption of the Budget Act, the states were prohibited from requiring Medicaid recipients to enroll in managed care products that covered only Medicaid recipients. The Medicaid laws required that the states enroll Medicaid recipients in products that also covered a specific number of commercial enrollees. This requirement of the Medicaid laws was intended to limit the ability of states to reduce coverage levels for Medicaid recipients below those offered to commercial enrollees. Under prior law, the Secretary of the Department of Health and Human Services could waive the prohibition. The Medicaid-related provisions of the Budget Act give states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients, without obtaining a waiver from the Secretary of the Department. The Budget Act also allows states to limit the number of managed care organizations with which the state will contract to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may have an adverse effect on the Company if a number of states decide to limit the number of managed care organizations with which they will contract and to select the organization solely on the basis of the cost of care, which could result in increased cost competition for state contracts.

    The Company cannot predict the effect of the Budget Act, or other healthcare reform measures that may be adopted by Congress or state legislatures, on its managed care operations and no assurance can be given that either the Budget Act or other healthcare reform measures will not have an adverse effect on the Company.

    OTHER PROPOSED LEGISLATION. In the last five years, legislation has periodically been introduced at the state and federal level providing for new regulatory programs and materially revising existing regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company's business, financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in or recently passed by state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.

CAUTIONARY STATEMENTS--THE COMPANY.

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth below. Additional cautionary statements regarding the Company's franchise operations business are set forth below. See "--Charter Advantage--Cautionary Statements--CBHS."

    SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS. As a result of the Transactions, the Company will be highly leveraged, with indebtedness that is substantial in relation to its stockholder's equity. The Company's high degree of leverage could have the following consequences to the Company: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow must be dedicated to the payment of principal and interest on its indebtedness;
(iii) the Company will be substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (v) the Company's high degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or in the event of adverse changes in the regulatory environment applicable to the Company.

    The Company's ability to repay or to refinance its indebtedness and to pay interest on its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can successfully implement its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized. See "--Business--Business Strategy."

    If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital or to restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of principal of and interest on its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations.

    RISK-BASED PRODUCTS. Revenues under risk-based contracts will be, following the consummation of the Transactions, the primary source of the Company's revenue from its managed behavioral care business. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. There can be no assurance that the Company's assumptions as to service utilization rates and costs will accurately and adequately reflect actual utilization rates and costs, nor can there be any assurance that increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, will not cause expenses associated with such contracts to exceed the Company's revenue for such contracts. The Company will attempt to increase membership in its risk-based products following the Acquisition. If the Company is successful in this regard, the Company's exposure to potential losses from its risk-based products will also be increased. Furthermore, certain of such contracts and certain state regulations require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that it can meet its obligations thereunder. Such amounts will not be available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-based products to pay dividends to the Company.

    RELIANCE ON CUSTOMER CONTRACTS. The Company's managed care contracts typically have terms of one to three years, and in certain cases contain renewal provisions providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. There can be no assurance that any of the Company's contracts will be extended or successfully renegotiated or that the terms of any new contracts will be comparable to those of existing contracts. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract. There can be no assurance that some of the Company's customers will not reevaluate their contractual arrangements with the Company as a result of the consummation of the Transactions.

    DEPENDENCE ON GOVERNMENT SPENDING FOR MANAGED HEALTHCARE; POSSIBLE IMPACT OF HEALTHCARE REFORM. A significant portion of the Company's managed-care revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and there can be no assurance that future regulations or legislation will not have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "--Industry--Areas of Growth" and "--Business--Business Strategy."

    In August 1997, Congress enacted the Budget Act. The Medicare-related provisions of the Budget Act are designed to reduce Medicare expenditures over the next five years by $115 billion, compared to projected Medicare expenditures before adoption of the Budget Act. The Congressional Budget Office projected in July 1997 that $43.8 billion of the reductions would come from reduced payments to hospitals, $21.8 billion from increased enrollment in managed care plans and $11.7 billion from reduced payments to physicians and ambulatory care providers. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare HMOs for Medicare enrollees.

    The Medicaid-related provisions of the Budget Act are designed to achieve net federal Medicaid savings of $14.6 billion over the next five years and $56.4 billion over the next ten years. The Budget Act achieves federal Medicaid savings in three areas. First, two-thirds of the savings over the next ten years are attributable to limitations on federal matching payments to states for reimbursements to "disproportionate share" hospitals. The next largest source of federal savings is a provision allowing states to shift the cost of Medicare deductibles and coinsurance requirements for low-income Medicare beneficiaries from their Medicaid programs to physicians and other providers. Most of the remaining savings derive from the repeal of the "Boren Amendment" and other minimum payment guarantees for hospitals, nursing homes and community health centers that serve Medicaid patients. These changes may have an adverse effect on the Company if they result in reduced payment levels for providers of managed behavioral healthcare services.

    The Medicaid-related provisions of the Budget Act give states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients, without obtaining a waiver from the Secretary of the Department that was required under prior law. The Budget Act also allows states to limit the number of managed care organizations with which the state will contract to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may have an adverse effect on the Company if a number of states decide to limit the number of managed care organizations with which they will contract and to select the organization solely on the basis of the cost of care, which could result in increased cost competition for state contracts.

    The Company cannot predict the effect of the Budget Act, or other healthcare reform measures that may be adopted by Congress or state legislatures, on its managed care operations and no assurance can be given that either the Budget Act or other healthcare reform measures will not have an adverse effect on the Company.

    REGULATION. The managed behavioral healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. The Company's managed care operations are also indirectly affected by regulations applicable to the establishment and operation of behavioral healthcare clinics and facilities.

    The Company believes its operations are structured to comply with applicable laws and regulations, in all material respects, and that it has received, or is in the process of applying for, all licenses and approvals material to the operation of its business. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. Regulators in some states, however, have determined that risk assuming activity by entities that are not themselves providers of care is an activity that may require some form of licensure. There can be no assurance that other states in which the Company operates will not adopt a similar view, thus requiring the Company to obtain additional licenses. Such additional licensure might require the

Company to maintain minimum levels of deposits, net worth, capital, surplus or reserves, or limit the Company's ability to pay dividends, make investments or repay indebtedness. The imposition of these additional licensure requirements could increase the Company's cost of doing business or delay the Company's conduct or expansion of its business.

    In addition, utilization review and TPA activities conducted by the Company are regulated by many states, which states impose requirements upon the Company which increase its business costs. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA, and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states. See "--Business--Regulation--Insurance, HMO, and PPO Activities" and "--Utilization Review and Third-Party Administrator Activities."

    State regulatory agencies responsible for the administration and enforcement of the laws and regulations to which the Company's operations are subject have broad discretionary powers. A regulatory agency or a court in a state in which the Company operates could take a position under existing or future laws or regulations, or change its interpretation or enforcement practices with respect thereto, that such laws or regulations apply to the Company differently than the Company believes such laws and regulations apply or should be enforced. The resultant compliance with, or revocation of, or failure to obtain, required licenses and governmental approvals could result in significant alteration to the Company's business operations, delays in the expansion of the Company's business and lost business opportunities, any of which, under certain circumstances, could have a material adverse effect on the Company. See "-- Business--Regulation--General," "--Licensure," "--Insurance, HMO and PPO Activities" and "-- Utilization Review and Third-Party Administrator Activities."

    The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists, or other behavioral healthcare professionals. In addition, the laws of some states prohibit psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws, however there can be no assurance that the Company's existing operations and its contractual arrangements with psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

    Several states in which the Company does business have adopted, or are expected to adopt, "any willing provider" laws. Such laws typically impose upon insurance companies, PPOs, HMOs or other types of third-party payors an obligation to contract with, or pay for the services of, any healthcare provider willing to meet the terms of the payor's contracts with similar providers. Compliance with any willing provider laws could increase the Company's costs of assembling and administering provider networks and could, therefore, have a material adverse effect on its operations.

    The Company's managed care operations are also generally affected by regulations applicable to the operations of healthcare clinics and facilities. See "--Charter Advantage--Regulation."

    INTEGRATION OF OPERATIONS. As a result of the Acquisition and the acquisition of HAI, the Company expects to be the largest provider of managed behavioral healthcare services in the United States. The Company's ability to operate its acquired managed care businesses successfully depends on how well and how quickly it integrates the acquired businesses with its existing operations. As the Company implements the integration process, it may need to implement enhanced operational, financial and information systems and may require additional employees and management, operational and financial resources. There can be no assurance that the Company will be able to implement and maintain such operational, financial and information systems successfully or successfully obtain, integrate and utilize the required employees and management, operational and financial resources to achieve the successful integration of the acquired businesses with its existing operations. Failure to implement such systems successfully and to use such resources effectively could have a material adverse effect on the Company. Furthermore, implementing such operational, financial and information systems or obtaining such employees and management could reduce the cost savings the Company expects to achieve. See "--Business--Business Strategy."

    HIGHLY COMPETITIVE INDUSTRY. The industry in which the Company conducts its managed-care business is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, TPAs, EAPs, provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services to their employees or subscribers directly, rather than contracting with the Company for such services. See "--Business--Competition."

    SUBORDINATION OF FRANCHISE FEES. The Company owns a 50% equity interest in CBHS, from which it receives the Franchise Fees. The Franchise Fees represent a significant portion of the Company's earnings and cash flows. The Franchise Fees payable to the Company by CBHS are subordinated in right of payment to the $41.7 million annual base rent, 5% minimum escalator rent and, in certain circumstances, certain additional rent due Crescent. See "--Charter Advantage -- Franchise Operations -- Franchise Fees; Subordination." If CBHS encounters a decline in earnings or financial difficulties, such amounts due Crescent will be paid before any Franchise Fees are paid. The remainder of CBHS's available cash will then be applied in such order of priority as CBHS may determine, in the reasonable discretion of the CBHS governing board, to all other operating expenses of CBHS, including the current and accumulated Franchise Fees. The Company will be entitled to pursue all available remedies for breach of the Master Franchise Agreement, except that the Company does not have the right to take any action that could reasonably be expected to force CBHS into bankruptcy or receivership.

    Based on projections of fiscal 1998 operations prepared by management of CBHS, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1998. The Company currently estimates that CBHS will be able to pay approximately $58 to $68 million of the Franchise Fees in fiscal 1998, a $10 to $20 million shortfall relative to amounts payable under the Master Franchise Agreement. See "Item 7. --Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Crescent Transactions."

    As a result of the Crescent Transactions, the Company no longer controls the operations of the Psychiatric Hospital Facilities and the other facilities operated by CBHS. Accordingly, factors that the Company does not control will likely influence the amount of the equity in the earnings of CBHS that the Company will realize in the future. For example, CBHS may pursue acquisitions in markets where it does not currently have a presence and in markets where it has existing hospital operations. Furthermore, CBHS may consolidate services in selected markets by closing additional facilities depending on market conditions and evolving business strategies. If CBHS closes additional psychiatric hospitals, it could result in charges to income for the costs attributable to the closure, which would result in lower equity in earnings of CBHS for the Company.

    PROFESSIONAL LIABILITY; INSURANCE. The management and administration of the delivery of managed behavioral healthcare services, like other healthcare services, entail significant risks of liability. The Company is regularly subject to lawsuits alleging malpractice and related legal theories, some of which involve situations in which participants in the Company's programs have committed suicide. The Company is also subject to claims of professional liability for alleged negligence in performing utilization review activities, as well as for acts and omissions of independent contractors participating in the Company's third-party provider networks. The Company is subject to claims for the costs of services denied. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, or that one or more lawsuits will not have a material adverse effect on the Company in the future. See "--Business --Legal Proceedings."

    The Company carries professional liability insurance, subject to certain deductibles. There can be no assurance that such insurance will be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints or that, upon expiration thereof, sufficient insurance will be available on favorable terms, if at all. If the Company is unable to secure adequate insurance in the future, or if the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, there can be no assurance that the Company will not be subject to a liability that could have a material adverse effect on the Company. See "--Business-Insurance."

CHARTER ADVANTAGE

OVERVIEW.

    On June 17, 1997, the Company consummated the Crescent Transactions, pursuant to which, among other things, it sold the Psychiatric Hospital Facilities to Crescent. In addition, the Company and COI, an affiliate of Crescent, formed a joint venture known as CBHS to operate the Psychiatric Hospital Facilities and other facilities transferred by the Company to CBHS. The Company and COI each own 50% of the equity interest of CBHS. The Company obtained its equity capital interest by contributing approximately $5 million of net assets, including five psychiatric hospitals, to CBHS. In fiscal 1997, subsequent to the initial capitalization of CBHS, the Company and COI each contributed an additional $20 million to the capital of CBHS. The Company has no obligation to make additional capital contributions to CBHS. The Company accounts for its 50% investment in CBHS under the equity method of accounting. In connection with the Crescent Transactions, the Company received approximately $417.2 million in cash (before costs of approximately $16 million) and warrants for the purchase of 2.5% of COI's common stock, exercisable over 12 years. The Company also issued 1,283,311 warrants to purchase shares of the Company's Common Stock to each of Crescent and COI at an exercise price of $30 per share. In related agreements, Crescent and CBHS entered into the facilities lease described below and the Company, CBHS and the Psychiatric Hospital Facilities and other facilities entered into the franchise agreements described below.

    Following the consummation of the Crescent Transactions, the Company formed a new business unit, "Charter Advantage," to franchise the "CHARTER" system of behavioral healthcare to operators of behavioral healthcare facilities. Currently, its sole customer is CBHS. The following discussion of Charter Advantage's operations, CBHS's facilities and the psychiatric hospital industry in general is relevant to an assessment of the factors having a bearing on CBHS's ability to pay Franchise Fees to the Company, the value of the Company's interest in the equity of CBHS and the future business prospects of CBHS.

FRANCHISE OPERATIONS.

    FRANCHISE AGREEMENTS. Charter Advantage franchises the "CHARTER" System of behavioral healthcare to the Psychiatric Hospital Facilities and other facilities operated by CBHS. See "-- CBHS." Each facility has entered into a separate franchise agreement with Charter Advantage. Each franchisee is granted the right to engage in the business of providing behavioral healthcare utilizing the "CHARTER"

System from facilities in a defined territory. Each franchisee is authorized to conduct a "Hospital/RTC Based Behavioral Healthcare Business," which is defined as the business of the operation of an acute care psychiatric hospital, part of an acute care general hospital operating an acute care psychiatric unit, a behavioral healthcare residential treatment center, a part of a facility operating a behavioral healthcare residential treatment center, or other similar facility providing 24-hour behavioral healthcare and the delivery of behavioral healthcare from such facility or other affiliated facilities; such behavioral healthcare to include inpatient hospitalization, partial hospitalization programs, outpatient therapy, intensive outpatient therapy, residential treatment, ambulatory detoxification, behavioral modification programs and related services. The "CHARTER" System is a system for the operation of Hospital/RTC Based Behavioral Healthcare Businesses under the "CHARTER" names and marks, and includes the right to use computer software, treatment programs and procedures, quality standards, quality assessment methods, performance improvement and monitoring programs, as well as advertising and marketing assistance, promotional materials, consultation and other matters relating to the operation of Hospital/RTC Based Behavioral Healthcare Businesses.

    The rights granted under each franchise agreement relate solely to a defined territory. The rights are non-exclusive except that Charter Advantage may not grant a franchise for, or itself operate, a facility located within a franchisee's territory using the "CHARTER" System. Charter Advantage, however, may grant franchises or licenses to individual physicians, psychologists or other mental healthcare professionals, to operate businesses for the delivery of behavioral healthcare utilizing the "CHARTER" System at facilities in the franchisee's territory other than at an in-patient facility. Charter Advantage also reserves the right to grant franchises to others to operate behavioral healthcare businesses utilizing the "CHARTER" System other than in the franchisee's territory and to otherwise use and grant to others the right to use the "CHARTER" name or any other name for other businesses. In addition, Charter Advantage reserves the right to: (i) provide behavioral healthcare services incidental to the managed behavioral healthcare businesses or any other business the principal purpose of which is not the operation of a Hospital/RTC Based Behavioral Healthcare Business and (ii) pursuant to contracts with federal, state and local governmental agencies, provide health and human services, including behavioral healthcare services, to the mentally retarded, the developmental disabled, the elderly, persons under the control or supervision of criminal/juvenile systems and other designated populations.

    During the term of each franchise agreement, Charter Advantage provides franchisees with: (i) advertising and marketing assistance, including consultation, access to media buying programs and access to broadcast and other advertising materials produced by Charter Advantage; (ii) risk management services, including risk financial planning, loss control and claims management;
(iii) outcomes monitoring; (iv) national and regional contracting services; and
(v) consultation by telephone or at Charter Advantage's offices with respect to matters relating to the franchisee's business in which Charter Advantage has expertise, including reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

    FRANCHISE FEES; SUBORDINATION. The Company and CBHS are parties to a Master Franchise Agreement pursuant to which CBHS pays the Company annual Franchise Fees for granting the right to utilize the "CHARTER" System to the facilities operated by CBHS. CBHS is required by the Master Franchise Agreement to pay a Franchise Fee equal to the greater of (i) $78.3 million, subject to increases for inflation, and (ii) $78.3 million, plus 3% of CBHS's gross revenues over $1 billion and not in excess of $1.2 billion and 5% of CBHS' gross revenues over $1.2 billion. The Company, CBHS and Crescent have entered into a Subordination Agreement pursuant to which the Franchise Fees are subordinated to base rent, minimum escalator rent and the first $10 million of additional rent under the lease between Crescent and CBHS with respect to the facilities operated by CBHS (the "Facilities Lease"). If CBHS (with the consent of the Company) informs Crescent that capital expenditures in excess of $10 million are required and Crescent funds or makes an irrevocable commitment to fund capital expenditures in excess of $10 million, then Franchise Fees are also subordinated to such expenditures or commitments in excess of $10 million.

    Based on projections of fiscal 1998 operations prepared by management of CBHS, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1998. The Company currently estimates that CBHS will be able to pay approximately $58 to $68 million of the Franchise Fees in fiscal 1998, a $10 to $20 million shortfall relative to amounts payable under the Master Franchise Agreement. If CBHS defaults in payment of the Franchise Fees, the Company has the following remedies available to it under the Master Franchise Agreement. If the amount of Franchise Fees not paid exceeds $6 million, but is less than $18 million, the Company will have the right to prohibit CBHS from paying any incentive compensation to CBHS's management and may prohibit the vesting of any equity in CBHS to which management of CBHS may be entitled during the period when Franchise Fees remain unpaid. If the amount of Franchise Fees not paid exceeds $18 million, but is less than $24 million, the Company will have the right to prohibit any salary increases for key personnel of CBHS, to prohibit any additional hiring by CBHS and to prohibit CBHS from making any hospital acquisitions or entering into any hospital joint ventures directly or indirectly during such period. If the amount of Franchise Fees not paid exceeds $24 million, the Company may require CBHS to reduce by 5% the expenses approved in its current budget, to seek approval of expenditures, including capital and operating expenditures, on a monthly basis, and to transfer control and management of CBHS and the Psychiatric Hospital Facilities to the Company. Notwithstanding the foregoing, the Company does not have the right to take any action, in connection with the exercise of remedies against CBHS, that could reasonably be expected to force CBHS into bankruptcy or receivership, or similar proceedings, with respect to any dispute that may arise among the parties with respect to payment or nonpayment of the Franchise Fees.

    The initial term of the Facilities Lease is twelve years. CBHS has the right to renew the lease for four additional terms of five years each. The base rent for the first year of the initial term is $41.7 million, which increases each year during the initial term by five percent compounded annually. CBHS is required by the Facilities Lease to pay Crescent in each lease year additional rent in the amount of $20 million. Crescent is obligated to use at least $10 million of the additional rent to pay for capital expenditures with respect to the Psychiatric Hospital Facilities in the time and manner directed by CBHS. Furthermore, CBHS has the right to require Crescent to use up to $10 million of additional rent to pay property taxes, insurance premiums and Franchise Fees. CBHS's failure to pay additional rent pursuant to the Facilities Lease is not a default with respect to the Facilities Lease, except to the extent that Crescent has made capital expenditures or advanced sums to pay taxes, insurance premiums, assessments or Franchise Fees that have not been reimbursed by additional rent payments.

    Notwithstanding the foregoing, if the accrued and unpaid Franchise Fees, including interest thereon, if any, equal or exceed $15 million, then CBHS's available cash would thereafter first be applied to base rent and minimum escalator rent, but not to additional rent, under the Facilities Lease. The remainder of CBHS's available cash would then be applied in such order of priority as CBHS may determine, in the reasonable discretion of its Board of Directors (half the members of which are appointed by the Company), to all other operating expenses of CBHS, including, without limitation, the current and accumulated Franchise Fees, additional rent due under the Facilities Lease and any other operating expenses. If CBHS (with the consent of the Company) informs Crescent that capital expenditures are required and Crescent funds or makes an irrevocable commitment to fund such capital expenditures, then CBHS's available cash will first be applied to base rent, minimum escalator rent and the amount of additional rent necessary to fund such capital expenditures; and further provided that Crescent will have no obligation to refund any amounts paid by CBHS as additional rent.

CBHS.

    OVERVIEW. CBHS is the nation's largest operator of acute-care psychiatric hospitals and other behavioral care treatment facilities. CBHS's psychiatric hospitals are located in well-populated urban and suburban locations in 32 states. Seven of CBHS's hospitals are affiliated with medical schools for residency and other post-graduate teaching programs. Most of CBHS's hospitals offer a full continuum of behavioral care in their service area. The continuum includes inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services.

    CBHS's hospitals provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. The specialization of programs enables the clinical staff to provide care that is specific to the patient's needs and facilitates monitoring of the patient's progress. A typical treatment program at a CBHS facility integrates physicians and other patient-care professionals with structured activities, providing patients with testing, adjunctive therapies (occupational, recreational and other), group therapy, individual therapy and educational programs. A treatment program includes one or more of the types of treatment settings provided by CBHS's continuum of care. For those patients who do not have a personal psychiatrist or other specialist, the hospital refers the patient to a member of its medical staff.

    A significant portion of hospital admissions are provided by referrals from former patients, local marketplace advertising, managed care organizations and physicians. Professional relationships are an important aspect of the ongoing business of a behavioral care facility. Management believes the quality of CBHS's treatment programs, staff employees and physical facilities are important factors in maintaining good professional relationships.

    CBHS's hospitals work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that come in contact with individuals who may need treatment for mental illness or substance abuse. A portion of the Company's marketing efforts is directed at increasing general awareness of mental health and addictive disease and the services offered by the Company's franchisees.

    INDUSTRY TRENDS. CBHS's hospitals have been adversely affected by factors influencing the entire psychiatric hospital industry. Such factors include: (i) the imposition of more stringent length of stay and admission criteria and other cost containment measures by payors; (ii) the failure of reimbursement rate increases from certain payors that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of business that CBHS derives from payors that reimburse on per diem or other discounted basis; (iv) a trend toward higher deductibles and co-insurance for individual patients; (v) a trend toward limited employee behavioral health benefits, such as reductions in annual and lifetime limits on behavioral health coverage; and (vi) pricing pressure related to an increasing rate of claims denials by third party payors. In response to these conditions, the Company believes that CBHS will (i) strengthen controls to minimize costs and capital expenditures; (ii) review its portfolio of hospitals and sell, close or lease hospitals or consolidate operations in certain locations; (iii) develop strategies to increase outpatient services and partial hospitalization programs to meet the demands of the marketplace; (iv) implement programs to contest third party denials relating to valid pre-certified treatment and admissions; and (v) renegotiate contracts with managed care organizations at increased rates.

    SOURCES OF REVENUE. Payments are made to CBHS by patients, by insurance companies and self-insured employers, by the federal and state governments under Medicare, Medicaid, CHAMPUS and other programs and by HMOs, PPOs and other managed care programs. Amounts received from most payors are less than the hospital's established charges. The approximate percentages of gross patient revenue (which is revenue before deducting contractual allowances and discounts from established charges) derived by CBHS and the Company from various payment sources for the last three fiscal years were as follows:

                                                                                       PERCENTAGE OF HOSPITAL GROSS
                                                                                                  PATIENT
                                                                                        REVENUE FOR THE YEAR ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                        1995       1996       1997
                                                                                      ---------  ---------  ---------
Medicare............................................................................         26%        28%        27%
Medicaid............................................................................         17         17         18
                                                                                            ---        ---        ---
                                                                                             43         45         45
HMOs and PPOs.......................................................................         17         21         24
CHAMPUS.............................................................................          4          3          2
Other Government Programs...........................................................          6          6          7
Other (primarily Blue Cross and other commercial insurance).........................         30         25         22
                                                                                            ---        ---        ---
  Total.............................................................................        100%       100%       100%
                                                                                            ---        ---        ---
                                                                                            ---        ---        ---

    Most private insurance carriers reimburse their policyholders or make direct payments to the hospitals for charges at rates specified in their policies. The patient remains responsible to the hospital for any difference between the insurance proceeds and the total charges. Certain Blue Cross programs have negotiated reimbursement rates with certain of CBHS's hospitals which are less than the hospital's established charges.

    Most of CBHS's facilities have entered into contracts with HMOs, PPOs, certain self-insured employers and other managed care plans which provide for reimbursement at rates less than the hospital's normal charges. In addition to contracts entered into by individual hospitals with such managed care plans, CBHS has entered into regional and national contracts with HMOs, PPOs, self-insured employers and other managed care plans that apply to all of such franchisees in the geographic areas covered by a contract. CBHS is seeking to obtain additional regional and national contracts. The Company expects the percentage of revenue obtained by CBHS from these payor sources to increase in the future.

    Under the Medicare provisions of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), costs per Medicare case are determined for each of the Company's franchisees. A target cost per case is established for each year (the "Target Rate"). If a hospital's costs per case are less than the Target Rate, the hospital receives a bonus of 50% of the difference between its actual costs per case and the Target Rate (limited to 5% of the Target Rate). Hospitals with costs which exceed the Target Rate are paid an additional amount equal to 50% of the excess, up to 10% of the Target Rate. These limits apply only to operating costs and do not apply to capital costs, including lease expense, depreciation and interest associated with capital expenditures. The Target Rate for each hospital is increased annually by the application of an "update factor." The Budget Act establishes caps on a hospital's Target Rate for cost reporting periods beginning on or after October 1, 1997 and before October 1, 2002 equal to no more than the 75th percentile of the Target Rate for cost reporting periods ending during fiscal year 1996, subject to certain subsequent updates.

    Most of CBHS's hospitals participate in state-operated Medicaid programs. Current federal law prohibits Medicaid funding for inpatient services in freestanding psychiatric hospitals for patients between the ages of 21 and 64. Each state is responsible for establishing the Medicaid eligibility and coverage criteria, payment methodology and funding mechanisms which apply in that state, subject to federal guidelines. Accordingly, the level of Medicaid payments received by CBHS's hospitals varies from state to state. In addition to the basic payment level for patient care, several state programs include a financial benefit for hospitals which treat a disproportionately large volume of Medicaid patients as a percentage of the total patient population. The Company received approximately $11 million, $9 million and $5 million in Medicaid disproportionate share payments in fiscal 1994, 1995 and 1996, respectively, when it owned the facilities now operated by CBHS. The Company and CBHS received approximately $3 million in such payments in fiscal 1997. Disproportionate share payments will not apply to services rendered in fiscal 1998 and thereafter.

    Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may affect payments made under either or both of such programs. In addition, federal or state governments could reduce the future funds available under such programs or adopt additional restrictions on admissions and more stringent requirements for utilization of services. These types of measures could adversely affect CBHS's operations. Final determination of amounts payable under Medicare and certain Medicaid programs are subject to review and audit.

    Most of CBHS's hospitals receive revenues from the CHAMPUS program. Under various CHAMPUS programs, payments can either be based on contractually agreed upon rates or rates determined by regulatory formulas. CHAMPUS patients are subject to annual limits on the number of psychiatric days covered by CHAMPUS. Covered inpatient services are generally limited to 30 days for adult acute patients, 45 days for child and adolescent acute patients, and 150 days for residential treatment center patients.

    MEDICAL STAFFS. At September 30, 1997, approximately 1,300 licensed physicians were active members of the medical staffs of CBHS's hospitals. Many of these physicians also serve on the medical staffs of other hospitals. A number of physicians are independent contractors who have private practices in addition to their duties for CBHS, while certain of these physicians are employees of CBHS. The medical and professional affairs of each hospital are supervised by the medical staff of the hospital, under the control of its board of trustees. CBHS recruits physicians to serve in administrative capacities at its hospitals and to engage in private practice in communities where CBHS's hospitals are located. Registered nurses and certain other hospital employees are required to be licensed under the professional licensing laws of most states. CBHS's hospital subsidiaries require such employees to maintain such professional licenses as a condition of employment.

COMPETITION.

    Each of CBHS's hospitals competes with other hospitals, some of which are larger and have greater financial resources. Some competing hospitals are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions and others by proprietary hospital corporations. The hospitals frequently draw patients from areas outside their immediate locale and, therefore, CBHS's hospitals may, in certain markets, compete with both local and distant hospitals. In addition, CBHS's hospitals compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals, and outpatient services provided by CBHS compete with private practicing mental health professionals, publicly funded mental health centers and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians who practice at the hospital and who are members of its medical staff. The Company believes that CBHS competes effectively with respect to the aforementioned factors. However, there can be no assurance that CBHS will be able to compete successfully in the provider business in the future.

    Competition among hospitals and other healthcare providers for patients has intensified in recent years. During this period, hospital occupancy rates for inpatient behavioral care patients in the United States have declined as a result of cost containment pressures, changing technology, changes in reimbursement, changes in practice patterns from inpatient to outpatient treatment and other factors. In recent years, the competitive position of hospitals has been affected by the ability of such hospitals to obtain contracts with PPO's, HMO's and other managed care programs to provide inpatient and other services. Such contracts normally involve a discount from the hospital's established charges, but provide a base of patient referrals. These contracts also frequently provide for pre-admission certification and for concurrent length of stay reviews. The importance of obtaining contracts with HMO's, PPO's and other managed care companies varies from market to market, depending on the individual market strength of the managed care companies. In certain states, certificate of need laws place limitations on CBHS's and its competitors' ability to build new hospitals and to expand existing hospitals and services. As of September 30, 1997, the

Company had Joint Ventures, which are managed by CBHS, that operated three hospitals in two states (Louisiana and New Mexico) and CBHS operated 34 hospitals in ten states (Arizona, Arkansas, California, Colorado, Indiana, Kansas, Louisiana, Nevada, Texas and Utah) that do not have certificate of need laws applicable to hospitals.

REGULATION.

    The operation of psychiatric hospitals and other behavioral healthcare facilities and the provision of behavioral healthcare services are subject to extensive federal, state and local laws and regulations. These laws and regulations provide for periodic inspections or other reviews by state agencies, the Department and CHAMPUS to determine compliance with their respective standards of medical care, staffing, equipment and cleanliness necessary for continued licensing or participation in the Medicare, Medicaid or CHAMPUS programs. The admission and treatment of patients at psychiatric hospitals is also subject to substantial state regulation relating to involuntary admissions, confidentiality of patient medical information, patients' rights and federal regulation relating to confidentiality of medical records of substance abuse patients. Although CBHS believes that its facilities are currently in compliance with these federal, state, and local requirements, there can be no assurance that all facilities will continuously be operated in full compliance with the applicable requirements. The failure to obtain or renew any required regulatory approvals, the failure to satisfy the requirements for continued participation in the Medicare, Medicaid or CHAMPUS programs, or the failure to satisfy other state and federal regulatory requirements relating to the operation of psychiatric hospitals and other behavioral healthcare facilities and the provision of behavioral healthcare services could have a materially adverse effect on the operations of CBHS.

    A number of states have adopted hospital rate review legislation, which generally provides for state regulation of rates charged for various hospital services. Such laws are in effect in the State of Florida, in which CBHS operates seven hospitals. In Florida, the Health Care Board approves a budget for each hospital, which establishes a permitted level of revenues per discharge. If this level of permitted revenues per discharge is exceeded by a hospital in a particular year by more than a specified amount, certain penalties, including cash penalties, can be imposed. Although the Company believes that CBHS's facilities in Florida currently are in compliance with the state hospital rate review laws, there can be no assurance that such facilities will not be subject to penalties under the hospital rate review laws in the future.

    CBHS is also subject to state certificate of need laws that regulate the construction of new hospitals and the expansion of existing hospital facilities and services. These laws require that the approval of a state agency be obtained prior to the construction of a new hospital or the expansion of the facilities or services of an existing hospital. Such approvals may require a finding of community need for the additional hospital facilities and services. In recent years, many states have repealed certificate of need laws or limited the scope of the facilities and services to which such certificate of need laws apply. There can be no assurance that state certificate of need laws will not limit CBHS's future expansion, or that increased competition as a result of the repeal or limitation in scope of existing certificate of need laws will not have a materially adverse effect on the existing operations of CBHS.

    Federal law contains numerous provisions designed to insure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and are of a quality that meets professionally recognized standards, and to insure that claims for reimbursement under the Medicare and Medicaid programs are properly filed. Among other things, services provided at CBHS's psychiatric hospitals are subject to periodic review by Peer Review Organizations ("PROs"). All hospitals which participate in the Medicare program are subject to review by PROs. PRO activities include review of certain admissions and services to determine medical necessity and to determine whether quality of care meets professionally recognized standards. PROs have the authority to recommend to the Department that a provider who is in substantial noncompliance with the medical necessity and quality of care standards of a PRO or who has grossly and flagrantly violated an obligation to render care be excluded from participation in the Medicare program or be required to reimburse the federal government for certain payments previously made to the provider under the Medicare program. The Company believes that CBHS's facilities are in material compliance with the applicable medical necessity and quality of care standards for Medicare and Medicaid patients, however, there can be no assurance that all CBHS facilities will continuously remain in material compliance with such standards.

    CBHS is subject to federal and state laws that govern financial and other arrangements between healthcare providers. Such laws include the illegal remuneration provisions of the Social Security Act (the "Anti-Kickback Statute") and the physician self-referral provisions of the Omnibus Budget Reconciliation Act of 1993 ("Stark II").

    The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration, in exchange for or which is intended to induce the referral of patients for services that will be paid for in whole or in part under any Federal health care program, including Medicare and Medicaid. A violation of the Anti-Kickback Statute is a felony, punishable by a fine of up to $25,000, a term of imprisonment for up to five years, or both. In addition, an individual or entity convicted of a violation of the Anti-Kickback Statute may be subject to civil monetary penalties in an amount equal to $50,000 for each prohibited act, plus damages up to three times the total amount of remuneration offered, paid, solicited or received, and may be subject to exclusion from participation in any Federal healthcare program.

    In order to provide guidance with respect to the Anti-Kickback Statute, Congress required the Department to issue regulations outlining business arrangements that would not be subject to prosecution under the Anti-Kickback Statute. These regulations include "safe harbors" for certain investment interests, leases of space and equipment, personal service arrangements, employment arrangements, personal services and management contracts, sale of physician practices, discounts, and waiver of beneficiary copayments and deductibles. Certain transactions and agreements of CBHS do not satisfy all of the applicable criteria contained in the safe harbor regulations that relate to such transactions and agreements. The Company believes that such transactions and agreements do not violate the Anti-Kickback Statute, however, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the Anti-Kickback Statute or
(ii) the Anti-Kickback Statute and safe harbor regulations will not ultimately be interpreted by the courts in a manner inconsistent with CBHS's business practices.

    In 1989, Congress passed legislation, commonly referred to as the "Stark Law," which prohibits physicians who have a financial relationship with entities that furnish clinical laboratory services from referring patients to such entities for Medicare-reimbursed clinical laboratory services and which prohibits the entities for billing for services provided pursuant to such prohibited referrals. The Stark Law, which contains a number of exceptions to its general referral prohibition, became effective January 1, 1992. Proposed regulations implementing the Stark Law were first issued in March 1992, however, the final Stark regulations were issued on August 14, 1995.

    In 1993, Congress passed legislation commonly referred to as "Stark II," which expanded the prohibitions of the Stark Law to include referrals from physicians for a wide variety of designated health services, including inpatient/outpatient hospital services, and extended the referral prohibition to include services reimbursed under Medicaid. The limitations on referrals outlined in Stark II became effective January 1, 1995. A violation of Stark II may result in the imposition of civil monetary penalties of up to $15,000 for each service billed in violation of the statute and exclusion from participation in any federal healthcare program. Although the regulations implementing Stark II have not been issued it is anticipated that they will be similar to the original Stark regulations. The Company believes that the financial relationships between CBHS's hospitals and physicians do not violate the Stark Law and regulations. There can be no assurance however that (i) government enforcement agencies will not contend that certain of these financial relationships are in violation of the Stark legislation; (ii) that the Stark legislation will not ultimately be interpreted by the courts in a manner inconsistent with CBHS's practices; or (iii) regulations will be issued in the future that will result in an interpretation of the Stark Law or Stark II that is inconsistent with CBHS's practices.

    CBHS is also subject to state illegal remuneration and self-referral statutes and regulations that prohibit payments in exchange for referrals and referrals by physicians or other healthcare providers to persons or entities with which the physician or healthcare provider has a financial relationship. These state statutes generally apply to services reimbursed under both government programs and private health insurance plans. Violations of these laws may result in payment not being made for the items or services rendered, loss of the healthcare provider's license, fines, or criminal penalties. These statutes and regulations vary widely from state to state, are often vague and, in many states, have not been interpreted by courts or regulatory agencies. Although the Company has no reason to believe that CBHS is in violation of any such state statutes, there can be no assurance that CBHS's existing business arrangements will not be subject to challenge under these types of laws in one or more states.

    The Medicare and Medicaid Patient and Program Protection Act of 1987 expanded the authority of the Department to exclude from participation in the Medicare and Medicaid programs those individuals and entities that engage in defined prohibited activities. The Department is required under this Act to exclude from participation in the Medicare and Medicaid programs any individual or entity that has been convicted of a criminal offense relating to the delivery of services under Medicare and Medicaid or to the neglect of abuse or patients. In addition, the Department may exclude from participation in the Medicare and Medicaid programs individuals and entities under certain other circumstances. These include engaging in illegal remuneration arrangements with physicians and other healthcare providers, license revocation, exclusion from other government programs (such as CHAMPUS), filing claims for excessive charges or for unnecessary services, failure to comply with the Medicare conditions of participation and failure to disclose certain required information or to grant proper access to hospital books and records.

    The Department's exclusion authority was recently expanded under HIPAA and the Budget Act, which added additional grounds for exclusion, established minimum exclusion periods for certain offenses, and expanded the scope of the exclusion to include exclusion for all other federal and state health care programs, other than the Federal Employees Health Benefit Program.

    The Department also has the authority to impose civil monetary penalties for certain listed prohibited activities, including filing claims that are false or fraudulent claims or are for services that were not rendered as claimed. HIPAA increased the amount of authorized penalties from $2,000 per item or service claimed to $10,000 per item or service claimed and increased the assessment to which a person may be subject in lieu of damages from two times the amount claimed for each item or service to three times the amount claimed. Both HIPAA and the Budget Act also expanded the Department's authority to impose civil monetary penalties. Among other things, the new legislation prohibits the knowing submission of a claim for reimbursement that will result in a greater payment than is applicable to the item or service actually provided, and prohibits submitting claims to Medicare or Medicaid for a pattern of medical or other items or services that a person knows or should know are not medically necessary. The legislation also prohibits offering any inducements to beneficiaries in order to influence them to order or receive Medicare or Medicaid covered items or services from a particular provider or practitioner.

    Provisions contained in HIPAA and the Budget Act also created new criminal healthcare fraud offenses that are applicable to both government programs and private health insurance plans and added new programs and increased funding for fraud and abuse detection and enforcement activities. The new offenses created by HIPAA and the Budget Act, as well as the greater spending on healthcare fraud and abuse enforcement which will result from this legislation, may significantly increase the likelihood that any particular healthcare company will be scrutinized by federal, state and/or local law enforcement officials. In addition, the increased penalties will strengthen the ability of enforcement agencies to effect more numerous and larger monetary settlements with healthcare providers and businesses than was previously the case. Although the Company believes that CBHS's billing practices are consistent with the applicable

Medicare and Medicaid requirements, those requirements are often vague and subject to interpretation. The Company also believes that CBHS is in compliance with the applicable federal laws described above; however, there can be no assurance that aggressive anti-fraud enforcement activities will not adversely affect the business of CBHS.

    Finally, CHAMPUS regulations authorize CHAMPUS to exclude from the CHAMPUS program any provider that has committed fraud or engaged in abusive practices. The regulations permit CHAMPUS to make its own determination of abusive practices without reliance on any actions of the Department. The term "abusive practices" is defined broadly to include, among other things, the provision of medically unnecessary services, the provision of care of inferior quality and the failure to maintain adequate medical or financial records. Although the Company believes that CBHS is in compliance with the applicable CHAMPUS regulations, exclusion from the CHAMPUS program could have a material adverse effect on the operations and financial condition of CBHS.

GENERAL AND PROFESSIONAL LIABILITY.

    CBHS maintains a general and hospital professional liability insurance policy with an unaffiliated insurer. The policy is written on a "claims made or circumstances reported" basis, subject to a $1.5 million retention limit per occurrence and an aggregate retention limit of $8.8 million. The amount of expense relating to CBHS's malpractice insurance is based on estimated ultimate losses incurred during the year and may materially increase or decrease from year to year depending, among other things, on the nature and number of new reported claims against CBHS and amounts of settlements of previously reported claims. To date, CBHS has not experienced a loss in excess of policy limits. Management believes that its coverage limits are adequate. However, losses in excess of the limits described above or for which insurance is otherwise unavailable could have a material adverse effect upon the Company.

CAUTIONARY STATEMENTS--CBHS.

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth below. Additional cautionary statements regarding the Company's managed care business and franchise operations business are set forth elsewhere in this Form 10-K. See "--Business--Cautionary Statements--The Company."

    POTENTIAL REDUCTIONS IN REIMBURSEMENT BY THIRD-PARTY PAYORS AND CHANGES IN HOSPITAL PAYOR MIX. CBHS's hospitals have been adversely affected by factors influencing the entire psychiatric hospital industry. Such factors include: (i) the imposition of more stringent length of stay and admission criteria and other cost containment measures by payors; (ii) the failure of reimbursement rate increases from certain payors that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of business that CBHS derives from payors that reimburse on a per diem or other discounted basis; (iv) a trend toward higher deductibles and co-insurance for individual patients; (v) a trend toward limiting employee behavioral health benefits, such as reductions in annual and lifetime limits on behavioral health coverage; and (vi) pricing pressure related to an increasing rate of claims denials by third party payors. Any of these factors may result in reductions in the amounts that CBHS's hospitals can expect to collect per patient day for services provided or the number of equivalent patient days.

    For the fiscal year ended September 30, 1997, CBHS derived approximately 24% of its gross psychiatric patient service revenue from managed care organizations (primarily HMOs and PPOs), 22% from other private payors (primarily commercial insurance and Blue Cross), 27% from Medicare, 18% from Medicaid, 2% from CHAMPUS and 7% from other government programs. Changes in the mix of CBHS's patients among the private-pay, Medicare and Medicaid categories, and among different types of private-pay sources, could significantly affect the profitability of CBHS's hospital operations. Moreover, there can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs of providing care to patients covered by such programs.

    GOVERNMENTAL BUDGETARY CONSTRAINTS AND HEALTHCARE REFORM. In the 1995 and 1996 sessions of the United States Congress, the focus of healthcare legislation was on budgetary and related funding mechanism issues. Both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. The Budget Act, which was signed into law by President Clinton in August 1997, reduces federal spending by an estimated $140 billion. The majority of the spending reduction will come from Medicare cuts of $115 billion and Medicaid cuts of $14 billion over the next five years. Physicians and hospitals are expected to absorb the majority of these spending cuts. Budget cuts affecting behavioral healthcare organizations include reductions in reimbursement related to TEFRA, bad debt and capital costs.

    The Medicaid-related provisions of the Budget Act are designed to achieve net federal Medicaid savings of $14.6 billion over the next five years and $56.4 billion over the next ten years. The Budget Act achieves federal Medicaid savings in three areas. First, two-thirds of the savings over the next ten years are attributable to limitations on federal matching payments to states for reimbursements to "disproportionate share" hospitals. The next largest source of federal savings is a provision allowing states to shift the cost of Medicaid deductibles and coinsurance requirements for low-income Medicaid beneficiaries from their Medicaid programs to physicians and other providers. Most of the remaining savings derive from the repeal of the "Boren Amendment" and other minimum payment guarantees for hospitals, nursing homes and community health centers that service Medicaid patients.

    CBHS management estimates that the Budget Act will reduce the amount of revenue and earnings that CBHS will receive for the treatment of Medicare and Medicaid patients. CBHS management estimates that such reductions will approximate $10 million in fiscal 1998, and due to the phase-in effects of the bill, approximately $15 million annually in subsequent fiscal years.

    A number of states in which CBHS has operations have either adopted or are considering the adoption of healthcare reform proposals of general applicability or Medicaid reform proposals. Where adopted, these state reform laws have often not yet been fully implemented. The Company cannot predict the effect of these state healthcare reform proposals on CBHS's operations. The Company cannot predict the effect of other healthcare reform measures that may be adopted by Congress, on the operations of CBHS and no assurance can be given that other federal healthcare reform measures will not have an adverse effect on CBHS.

    DEPENDENCE ON HEALTHCARE PROFESSIONALS. Physicians traditionally have been the source of a significant portion of the patients treated at CBHS's hospitals. Therefore, the success of CBHS's hospitals is dependent in part on the number and quality of the physicians on the medical staffs of the hospitals and their admission practices. A small number of physicians account for a significant portion of patient admissions at some of CBHS's hospitals. There can be no assurance that CBHS can retain its current physicians on staff or that additional physician relationships will be developed in the future. Furthermore, hospital physicians generally are not employees of CBHS and, in general, CBHS does not have contractual arrangements with hospital physicians restricting the ability of such physicians to practice elsewhere.

    POTENTIAL GENERAL AND PROFESSIONAL LIABILITY. In recent years, physicians, hospitals, and other healthcare professionals and providers have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. CBHS maintains a general and hospital professional liability insurance policy with an unaffiliated insurer. In addition, CBHS' hospitals require all physicians on each hospital's medical staff to maintain professional liability coverage. Management believes that its coverage limits are adequate, however, there can be no assurance that a future claim or claims will not exceed the limits of these existing insurance policies or that a loss or losses for which insurance is unavailable will not have a material adverse effect on CBHS.

    GOVERNMENT REGULATION. The operation of psychiatric hospitals and other behavioral healthcare facilities and the provision of behavioral healthcare services are subject to extensive federal, state and local laws and regulations. These laws and regulations provide for periodic inspections or other reviews by state agencies, the Department and CHAMPUS. The admission and treatment of patients at psychiatric hospitals is also subject to substantial state regulation relating to involuntary admissions, confidentiality of patient medical information, patients' rights and federal regulation relating to confidentiality of medical records of substance abuse patients. CBHS is also subject to state certificate of need laws that regulate the construction of new hospitals and the expansion of existing hospital facilities and services.

    CBHS also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. Such laws include the Anti-Kickback Statute, Stark II and state illegal remuneration and self-referral statutes and regulations that prohibit payments in exchange for referrals and referrals by physicians or other healthcare providers to persons or entities with which the physician or other healthcare provider has a financial relationship.

    The Medicare and Medicaid Patient and Program Protection Act of 1987 expanded the authority of the Department to exclude from participation in the Medicare and Medicaid programs those individuals and entities that engage in defined prohibited activities. The Department's exclusion authority was recently expanded under HIPAA and the Budget Act, which added additional grounds for exclusion, established minimum exclusion periods for certain offenses and expanded the scope of the exclusion to include all federal healthcare programs. The Department also has the authority to impose civil monetary penalties for certain prohibited activities. HIPAA increased the amount of authorized penalties from $2,000 per item or service claimed to $10,000 per item or service claimed, and increased the assessment to which a person may be subject in lieu of damages from two times the amount claimed for each item or service to three times the amount claimed. Both HIPAA and the Budget Act expanded the Department's authority to impose civil monetary penalties by adding additional activities for which civil monetary penalties may be imposed.

    Provisions contained in HIPAA and the Budget Act also created new criminal healthcare fraud offenses that are applicable to both government programs and private health insurance plans and added new programs and increased funding for fraud and abuse detection and prevention.

    CHAMPUS regulations also authorize the exclusion of providers from the CHAMPUS program, if the provider has committed fraud or engaged in certain "abusive practices," which are defined broadly to include, among other things, the provision of medically unnecessary services, the provision of care of inferior quality and the failure to maintain adequate medical or financial records.

INTELLECTUAL PROPERTY.

    The Company owns certain intellectual property which is important to its franchise operations. The Company has registered as trademarks both the "CHARTER" name and "800-CHARTER." The Company also owns the "Charter System," which is a system for the operation of businesses specializing in the delivery of behavioral healthcare under the "CHARTER" names and marks. The Charter System includes treatment programs and procedures, quality standards, quality assessment methods, performance improvement and monitoring programs, advertising and marketing assistance, promotional materials, consultation and other matters related to the operation of businesses specializing in the delivery of behavioral healthcare.

EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE                                POSITION WITH THE COMPANY AND PRINCIPAL
        OF EXECUTIVE OFFICER                             OCCUPATIONS DURING THE PAST FIVE YEARS
        ---------------------          --------------------------------------------------------------------------
E. Mac Crawford                        Chairman of the Board of Directors, President and Chief Executive Officer
  48                                   (since 1993); President and Chief Operating Officer (1992-1993) and
                                       Director (since 1990)

Henry T. Harbin M.D.                   Executive Vice President of the Company (since December 1995); President
  51                                   and Chief Executive Officer of Green Spring Health Services, Inc. (since
                                       1994); Executive Vice President and Chief Clinical Officer of Green Spring
                                       (1993-1994)

Danna Mauch, Ph.D.                     Executive Vice President of the Company and President and Chief Operating
  47                                   Officer of Magellan Public Solutions, Inc. (since May 1996); President,
                                       Integrated Health Strategies, Inc. (1990-April 1996)

Craig L. McKnight                      Executive Vice President and Chief Financial Officer (since October 1995);
  46                                   Executive Vice President--Office of the President and Chairman (March
                                       1995-September 1995); Partner, Coopers & Lybrand L.L.P. (1985-1995)

Jack D. Williams                       Executive Vice President of the Company (since December 1997) and
  57                                   President and Chief Executive Officer of HAI (since 1993)

    Integrated Health Strategies, Inc. ("IHS") was a consulting firm for health and human services organizations. As president of IHS, Dr. Mauch assisted health and human services executives, boards of directors and clinical leaders with strategic planning, policy analysis and program development.

    Coopers & Lybrand L.L.P is an international accounting firm that provides accounting and auditing services, tax services and consulting services. As an audit partner at Coopers & Lybrand L.L.P. from 1985 to 1995, Mr. McKnight had responsibility for a wide range of hospital and managed care engagements, as well as assisting clients with formulating financing options, financial restructuring and the purchase/sale of health plans and facilities.

EMPLOYEES OF THE REGISTRANT

    At September 30, 1997, the Company had approximately 5,000 full-time and part-time employees, which excludes CBHS. The Company believes it has satisfactory relations with its employees.

INTERNATIONAL OPERATIONS

    The Company owns and operates two psychiatric hospitals in London, England (a 45-bed hospital and a 78-bed hospital) and a 69-bed psychiatric hospital in Nyon, Switzerland. The Company's international hospital operations are not material to the Company's overall operations.

ITEM 2. PROPERTIES

    GENERAL. The Company's principal executive offices are located in Atlanta, Georgia; the lease for the Company's headquarters expires in 1999.

    MANAGED CARE BUSINESS. Green Spring leases its 83 offices with terms expiring between 1997 and 2020. Green Springs' headquarters are leased and are located in Columbia, Maryland with lease terms expiring between 1998 and 2002.

    PUBLIC SECTOR BUSINESS. Mentor and Public Solutions lease their 68 offices with terms expiring between 1998 and 2002. Mentor and Public Solutions' headquarters are leased and are located in Boston, Massachusetts with lease terms expiring in 2002.

    PROVIDER AND FRANCHISE BUSINESS. The Company has a controlling interest in six hospital-based Joint Ventures that operate or manage 10 behavioral healthcare facilities ("JV Hospitals"). The Joint Ventures own six of the JV Hospitals and lease two of the JV Hospitals from the respective Joint Venture owners. The remaining two JV Hospitals are owned by the respective Joint Venture owners.

    The Company owns two behavioral healthcare facilities in the United Kingdom and one in Switzerland. One of the United Kingdom facilities is subject to a land-lease that expires in 2069.

ITEM 3. LEGAL PROCEEDINGS

    The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral health treatment services, entail significant risks of liability. In recent years, the Company and its network providers have been subject to a number of actions and claims alleging malpractice, professional negligence and other related legal theories. Many of these actions and claims seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

    From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, its network providers or other parties. In the normal course of its business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company's programs. Such incidents may give rise to malpractice, professional negligence and other related actions and claims against the Company, its employees and its network providers. As the number of lives covered by the Company grows, the number of providers under contract with the Company increases and the nature and scope of services provided by the Company in its managed care and EAP business expands, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Item 1. Business--Regulation--General."

    To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. In addition, to the extent that certain actions and claims seek punitive and compensatory damages arising from alleged intentional misconduct by the Company, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. In the ordinary course of business, the Company is also subject to actions and claims with respect to its employees, network providers and suppliers of services. The Company does not believe that any pending action against the Company, HAI or Allied will have a material adverse effect on the Company. To date, claims and actions against the Company, HAI or Allied alleging professional negligence have not resulted in material liabilities to the Company, HAI or Allied; however, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "Item 1. Business--Insurance."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has one class of Common Stock, $0.25 par value per share, which was listed for trading on the American Stock Exchange through December 30, 1996 (ticker symbol "MGL"), and on the New York Stock Exchange, effective December 31, 1996. As of November 30, 1997, there were 9,597 holders of record of the Company's Common Stock. The following table sets forth the high and low sales prices of the Company's Common Stock from October 1, 1995 through the fiscal year ended September 30, 1997 as reported by the American Stock Exchange (through December 30, 1996) and the New York Stock Exchange (since December 31,
1996):

                                                                               COMMON STOCK SALES
                                                                                     PRICES
                                                                              --------------------
                               CALENDAR YEAR                                    HIGH        LOW
                        ---------------------------                           ---------  ---------
1995
    Fourth Quarter..........................................................  $  24 1/4  $  17 3/8
1996
    First Quarter...........................................................         25     21 3/8
    Second Quarter..........................................................     24 7/8         21
    Third Quarter...........................................................     21 5/8     14 3/4
    Fourth Quarter..........................................................     22 5/8     17 1/2
1997
    First Quarter...........................................................         26     20 5/8
    Second Quarter..........................................................     29 1/2     24 1/2
    Third Quarter...........................................................     33 3/4    29 9/16

    The Company has not declared any cash dividends during fiscal 1996 or 1997. As of November 30, 1997, the Company was prohibited from paying dividends on its Common Stock under the terms of the Magellan Existing Credit Agreement.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 1997. In 1993, the Company restated its consolidated financial statements to reflect the sale of certain subsidiaries as discontinued operations. The summary of operations and balance sheet data for the five years ended and as of September 30, 1997, presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the related notes thereto. The following financial information should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein for the year ended September 30, 1997.

                             SUMMARY OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------
                                                      1993       1994        1995         1996         1997
                                                    ---------  ---------  -----------  -----------  -----------

                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
SUMMARY OF OPERATIONS DATA:
Net revenue.......................................  $ 897,907  $ 904,646  $ 1,151,736  $ 1,345,279  $ 1,210,696
Salaries, cost of care and other operating
  expenses........................................    640,847    661,436      863,598    1,064,445      978,513
Bad debt expense..................................     67,300     70,623       92,022       81,470       46,211
Depreciation and amortization.....................     26,382     28,354       38,087       48,924       44,861
Amortization of reorganization value in excess of
  amounts allocable to identifiable assets........     42,678     31,200       26,000           --           --
Interest, net.....................................     74,156     39,394       55,237       48,017       45,377
ESOP expense......................................     45,874     49,197       73,257           --           --
Stock option expense (credit).....................     38,416     10,614         (467)         914        4,292
Equity in loss of CBHS............................         --         --           --           --        8,122
Loss on Crescent Transactions.....................         --         --           --           --       59,868
Unusual items.....................................         --     71,287       57,437       37,271          357
Income (loss) from continuing operations before
  income taxes, minority interest and
  extraordinary items.............................    (37,746)   (57,459)     (53,705)      64,238       23,095
Provision for (benefit from) income taxes.........      1,874    (10,504)      11,082       25,695        9,238
Income (loss) from continuing operations before
  minority interest and extraordinary items.......    (39,620)   (46,955)     (42,623)      38,543       13,857
Minority interest.................................         --         48          340        6,160        9,102
Income (loss) before discontinued operations and
  extraordinary items.............................    (39,620)   (47,003)     (42,963)      32,383        4,755
Discontinued operations:
  Loss from discontinued operations...............    (14,703)        --           --           --           --
  Gain on disposal of discontinued operations.....     10,657         --           --           --           --
  Income (loss) before extraordinary items........    (43,666)   (47,003)     (42,963)      32,383        4,755
  Extraordinary items-losses on early
    extinguishments or discharge of debt..........     (8,561)   (12,616)          --           --       (5,253)
  Net income (loss)...............................  $ (52,227) $ (59,619) $   (42,963)      32,383  $      (498)
Income (loss) per common share--primary:
  Income (loss) from continuing operations before
    extraordinary item............................  $   (1.59) $   (1.78) $     (1.54) $      1.04  $      0.16
  Loss from discontinued operations and disposal
    of discontinued operations....................      (0.16)        --           --           --           --
Income (loss) before extraordinary items..........      (1.75)     (1.78)       (1.54)        1.04         0.16
  Net income (loss)...............................  $   (2.10) $   (2.26) $     (1.54) $      1.04  $     (0.02)
Income (loss) per common share--fully diluted:
  Income (loss) from continuing operations before
    extraordinary items...........................  $   (1.59) $   (1.78) $     (1.54) $      1.04  $      0.16
  Loss from discontinued operations and disposal
    of discontinued operations....................      (0.16)        --           --           --           --
  Income (loss) before extraordinary items........      (1.75)     (1.78)       (1.54)        1.04         0.16
  Net income (loss)...............................  $   (2.10) $   (2.26) $     (1.54) $      1.04  $     (0.02)

                                                                            SEPTEMBER 30,
                                                       -------------------------------------------------------
                                                         1993       1994       1995        1996        1997
                                                       ---------  ---------  ---------  -----------  ---------

                                                                           (IN THOUSANDS)
BALANCE SHEET DATA (END OF PERIOD):
Current assets.......................................  $ 231,915  $ 324,627  $ 305,575  $   338,150  $ 507,038
Current liabilities..................................    272,598    215,048    214,162      274,316    219,376
Property and equipment net...........................    444,786    494,345    488,767      495,390    109,214
Total assets.........................................    838,186    961,480    983,558    1,140,137    895,620
Total debt and capital lease obligations.............    421,162    536,129    541,569      572,058    395,294
Stockholders' equity.................................     57,298     56,221     88,560      121,817    158,250

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth elsewhere in this Form 10-K. See "--Business--Cautionary Statements--The Company" and "--Charter Advantage-- Cautionary Statements--CBHS."

OVERVIEW

    The Company has historically derived the majority of its revenue and earnings from providing healthcare services in an inpatient setting. Payments from third-party payors are the principal source of revenue for most healthcare providers. In the early 1990's, many third-party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. Third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which, until June 1997, was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs as the principal cost control measure of the third-party payors.

    Prior to the first quarter of fiscal 1996, the Company was not a provider of behavioral managed care services. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring. At that time, the Company intended to become a fully integrated behavioral healthcare by combining the managed behavioral healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in managed behavioral healthcare.

    Subsequent to the Company's acquisition of Green Spring, the growth of the managed behavioral healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million as of the end of calendar year 1995 to 16.6 million as of the end of fiscal 1997, a compound annual growth rate of over 17%. While growth in the industry was accelerating, the managed behavioral healthcare industry also began to consolidate. The Company concluded that consolidation presented an opportunity for the Company to increase its participation in the managed behavioral healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion in the managed behavioral healthcare business.

    During the third quarter of fiscal 1997, the Company sold the Psychiatric Hospital Facilities, which comprised substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities, to Crescent for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration. The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy. The Company used the net cash proceeds to finance the acquisitions of HAI and Allied in December 1997. The Company intends to further implement its business strategy through the Acquisition. See "Item 1. Business--The Transactions."

    The Company generates a significant portion of its revenue and earnings from its managed care business. A significant portion of the Company's managed care revenue and earnings are generated from risk-based products, and such portion will increase following the Acquisition. The Company believes enrollment in risk-based products will continue to grow through new covered lives and the transition of covered lives in ASO and EAP products to higher revenue risk-based products. Risk-based products typically generate significantly higher amounts of revenue than other managed behavioral healthcare products. Because the Company is responsible for the cost of care, risk-based products typically have lower margins than non-risk-based products. The Company continually focuses on reducing its cost of care.

RESULTS OF OPERATIONS

GENERAL

    For fiscal years prior to 1996, the Company did not have any material operations other than the provider business. The following table summarizes, for the periods indicated, operating results by business segment (in thousands):

                                          MANAGED    PUBLIC    HEALTHCARE
                                           CARE      SECTOR    FRANCHISING   PROVIDER     CORPORATE
1996                                     BUSINESS   BUSINESS    BUSINESS     BUSINESS     OVERHEAD    CONSOLIDATED
---------------------------------------  ---------  ---------  -----------  -----------  -----------  ------------
Net revenue............................  $ 229,859  $  70,709   $      --   $ 1,044,711   $  --        $1,345,279
                                         ---------  ---------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses...................    202,690     60,840          --       766,129      34,786     1,064,445
Bad debt expense.......................      1,192        347          --        79,931      --            81,470
Depreciation and amortization..........      9,111      2,580          --        34,201       3,032        48,924
Stock Option Expense...................         --         --          --            --         914           914
Unusual items (1)......................         --         --          --        36,050       1,221        37,271
                                         ---------  ---------  -----------  -----------  -----------  ------------
                                           212,993     63,767          --       916,311      39,953     1,233,024
                                         ---------  ---------  -----------  -----------  -----------  ------------
    Operating profit...................  $  16,866  $   6,942   $      --   $   128,400   $ (39,953)   $  112,255
                                         ---------  ---------  -----------  -----------  -----------  ------------
                                         ---------  ---------  -----------  -----------  -----------  ------------

                                          MANAGED    PUBLIC    HEALTHCARE
                                           CARE      SECTOR    FRANCHISING   PROVIDER     CORPORATE
1997                                     BUSINESS   BUSINESS    BUSINESS     BUSINESS     OVERHEAD    CONSOLIDATED
---------------------------------------  ---------  ---------  -----------  -----------  -----------  ------------
Net revenue............................  $ 363,883  $  94,422   $  22,739   $   729,652   $  --        $1,210,696
                                         ---------  ---------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses...................    323,814     86,709       3,652       538,760      25,578       978,513
Bad debt expense.......................        192       (126)         --        46,145      --            46,211
Depreciation and amortization..........     13,016      2,904         160        24,528       4,253        44,861
Stock Option Expense...................         --         --          --            --       4,292         4,292
Unusual items (1)......................         --         --          --         5,745      --             5,745
                                         ---------  ---------  -----------  -----------  -----------  ------------
                                           337,022     89,487       3,812       615,178      34,123     1,079,622
                                         ---------  ---------  -----------  -----------  -----------  ------------
    Operating profit...................  $  26,861  $   4,935   $  18,927   $   114,474   $ (34,123)   $  131,074
                                         ---------  ---------  -----------  -----------  -----------  ------------
                                         ---------  ---------  -----------  -----------  -----------  ------------

------------------------

(1) Includes charges for insurance settlements, facility closures, asset impairments and other amounts.

FISCAL 1996 COMPARED TO FISCAL 1997

    REVENUE. Managed care business revenue increased 58.3%, or $134.0 million, in fiscal 1997 compared to fiscal 1996. The increase resulted primarily from the inclusion of a full year of Green Spring operations in fiscal 1997 results. Managed care business revenue was also positively impacted by the award of several new contracts to Green Spring in the fourth quarter of fiscal 1996 and in fiscal 1997, resulting in a 22% increase in covered lives on September 30, 1997 as compared to September 30, 1996.

    Public sector business revenue increased 33.5%, or $23.7 million, in fiscal 1997 compared to fiscal 1996. The increase was primarily attributable to a 23% increase in placements in Mentor homes and $5.2 million in additional revenues from correctional contracts awarded in fiscal 1996 and fiscal 1997.

    Healthcare franchising business revenue was $22.7 million for fiscal 1997. The healthcare franchising business revenue consisted of Franchise Fees paid by CBHS pursuant to the Master Franchise Agreement since the consummation of the Crescent Transactions.

    Provider business revenue decreased 30.2%, or $315.1 million, in fiscal 1997 compared to fiscal 1996. The decrease resulted primarily from: (i) the effect of the consummation of the Crescent Transactions on June 17, 1997, following which revenue from the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer recorded as part of the Company's revenue;
(ii) the closure of hospitals in fiscal 1996 and 1997; and (iii) reduced equivalent patient days at the Company's operating hospitals as a result of reduced average length of stay. During fiscal 1996 and 1997, the Company recorded revenue of $28.3 million and $27.4 million, respectively, for settlements and adjustments related to reimbursement issues with respect to psychiatric hospital facilities owned by the Company. The settlements and adjustments related primarily to certain reimbursement issues associated with the Company's financial reorganization in fiscal 1992 and early extinguishment of long-term debt in fiscal 1994. Management anticipates that revenue related to such settlements will decline significantly for fiscal 1998.

    SALARIES, COST OF CARE AND OTHER OPERATING EXPENSES. Salaries, cost of care and other operating expenses attributable to the managed care business increased 59.8%, or $121.1 million, in fiscal 1997 compared to fiscal 1996 as a result of the acquisition of Green Spring and its growth during the period.

    With respect to the public sector business, salaries, cost of care and other operating expenses increased 42.5%, or $25.9 million, in fiscal 1997 compared to fiscal 1996 due to internal growth, increases in costs related to expansion and approximately $1.2 million of expenditures related to new product development.

    The Company recorded no expenses with respect to the healthcare franchising business during fiscal 1996 because the Crescent Transactions were not consummated until the third quarter of fiscal 1997.

    Salaries, cost of care and other operating expenses attributable to the provider business decreased 29.7%, or $227.4 million, in fiscal 1997 compared to fiscal 1996. The decrease resulted primarily from: (i) the effect of the consummation of the Crescent Transactions, following which operating expenses of the Psychiatric Hospital Facilities and other facilities transferred to CBHS were no longer accounted for as part of the Company's operating expenses and
(ii) the closure of hospitals during fiscal 1996 and 1997. During fiscal 1996 and 1997, the Company recorded reductions of expenses of approximately $15.3 million and $7.5 million, respectively, as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    Salaries and other operating expenses attributable to the Company's headquarters' decreased 26.5%, or $9.2 million, due primarily to the transfer of personnel and overhead to CBHS and the healthcare franchising business as a result of the Crescent Transactions.

    BAD DEBT EXPENSE. Bad debt expense, which is primarily attributable to the provider business, decreased 43.3%, or $35.3 million, in fiscal 1997 compared to fiscal 1996. The decrease was primarily attributable to: (i) the effect of the consummation of the Crescent Transactions, following which the bad debt expense incurred by the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer accounted for as part of the Company's bad debt expense;
(ii) improved accounts receivable aging and turnover compared to prior periods; and (iii) a shift towards governmental and managed care payors, which reduced the Company's credit risk associated with individual patients.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 8.3%, or $4.1 million, in fiscal 1997 compared to fiscal 1996. The decrease was primarily attributable to the effect of the consummation of the Crescent Transactions, whereby the Psychiatric Hospital Facilities were sold to Crescent, offset by increases in depreciation and amortization resulting from the Green Spring acquisition.

    INTEREST, NET. Interest expense, net, decreased 5.5%, or $2.6 million, in fiscal 1997 compared to fiscal 1996. The decrease was primarily the result of lower interest expense due to lower average borrowings and higher interest income due to temporary investments of the cash received in the Crescent Transactions. Fiscal 1996 included approximately $5.0 million of interest income related to income tax refunds from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

    OTHER ITEMS. Stock option expense for fiscal 1997 increased $3.4 million from fiscal 1996 primarily due to fluctuations in the market price of the Company's Common Stock.

    The Company recorded equity in the loss of CBHS of $8.1 million in fiscal 1997, representing the Company's proportionate (50%) loss in CBHS for the 106 days ended September 30, 1997.

    The Company recorded a loss on the Crescent Transactions of approximately $59.9 million during fiscal 1997.

    The Company recorded unusual items, net, of $0.4 million during fiscal 1997, which consisted of: (i) a $5.4 million net pre-tax gain on the sales of previously closed psychiatric hospitals; (ii) a $4.2 million charge for the closure of three psychiatric hospitals and one general hospital; and (iii) a $1.6 million charge related to the termination of an agreement to sell the Company's European hospitals.

    Minority interest increased $2.9 million during fiscal 1997 compared to fiscal 1996. The increase was primarily due to: (i) the Company acquiring a controlling interest in Green Spring in December 1995; (ii) Green Spring's internal growth subsequent to the acquisition date; and (iii) increased net income from hospital-based joint ventures.

    The Company recorded extraordinary losses on early extinguishment of debt, net of tax, of $5.3 million during fiscal 1997.

    The fourth quarter of fiscal 1997 included increases to income before income taxes and minority interest of approximately $6.4 million for revenue and bad debt adjustments related to accounts receivable retained by the Company that were generated by the hospitals operated by CBHS. Such adjustments reflect a change in estimates of contractual allowances and allowance for doubtful accounts of such receivables based on the collection activity subsequent to the completion of the Crescent Transactions.

FISCAL 1995 COMPARED TO FISCAL 1996.

    REVENUE. The Company's net revenue for fiscal 1996 increased 16.8%, or $193.5 million, compared to fiscal 1995. The increase resulted primarily from the acquisitions of Green Spring and Mentor offset in part by: (i) the effect of hospitals closed during fiscal 1995 and 1996 and (ii) the decrease in revenue per equivalent patient day in fiscal 1996. Net revenue per equivalent patient day at the Company's psychiatric hospitals decreased in 1996 by 4.5% compared to fiscal 1995. The decreases were primarily due to: (i) continued shift in payor mix from private payor sources to managed care payors and governmental payors; (ii) pricing pressure from certain payors, primarily related to the denial of claims payable to the hospitals; (iii) lower settlements of reimbursement issues; (iv) shifts in program mix to residential treatment settings from acute care settings; and (v) the elimination of ESOP expense in fiscal 1996, which resulted in lower Medicare reimbursement levels.

    Managed care business revenue was $229.9 million in 1996, as a result of the acquisition of Green Spring during the first quarter of fiscal 1996.

    Public sector business revenue increased from $44.8 million in fiscal 1995 to $70.7 million in fiscal 1996 as a result of the inclusion of a full year of operations of Mentor, which was acquired in January 1995.

    During fiscal 1995 and 1996, the Company recorded revenue of $35.6 million and $28.3 million, respectively, for settlements and adjustments related to reimbursement issues with respect to psychiatric hospital facilities owned by the Company. The settlements in fiscal 1995 and 1996 related primarily to certain reimbursable costs associated with the Company's financial reorganization in fiscal 1992 and costs related to the early extinguishment of long-term debt in fiscal 1994.

    SALARIES, COST OF CARE AND OTHER OPERATING EXPENSES. The Company's salaries, cost of care and other operating expenses increased 23.3%, or $200.8 million, in fiscal 1996 compared to fiscal 1995. The increase resulted primarily from the acquisitions of Green Spring and Mentor, offset in part by: (i) the effect of hospitals closed in fiscal 1995 and 1996 and (ii) adjustments, as a result of updated actuarial estimates to malpractice claim reserves, which resulted in a reduction of expenses of approximately $15.3 million during fiscal 1996.

    Managed care business salaries, cost of care and other operating expenses were $202.7 million during fiscal 1996 as a result of the Green Spring acquisition.

    Public sector business salaries, cost of care and other operating expenses increased from $38.1 million in fiscal 1995 to $60.8 million during fiscal 1996 as a result of the Mentor acquisition.

    BAD DEBT EXPENSE. The Company's bad debt expense decreased 11.5%, or $10.6 million, during fiscal 1996 compared to fiscal 1995. The decrease was primarily due to (i) the shift in the provider business to managed care payors, which reduces the Company's credit risk associated with individual patients, and (ii) the number of reduced days of net revenue in its hospital receivables at September 30, 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 28.5%, or $10.8 million, during fiscal 1996 compared to fiscal 1995. The increase resulted primarily from depreciation and amortization related to the acquisition of Green Spring.

    Reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Value") and ESOP expense were not recorded in fiscal 1996 as a result of the completion of the amortization of Reorganization Value in fiscal 1995 and the Company's decision to allocate all existing shares held by the ESOP to the participants as of September 30, 1995.

    INTEREST, NET. Interest expense, net, decreased 13.1%, or $7.2 million, during fiscal 1996 compared to fiscal 1995. The decrease resulted primarily from approximately $5.0 million of interest income recorded during fiscal 1996 related to income tax refunds due from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

    OTHER ITEMS. Stock option expense for fiscal 1996 increased $1.4 million from the previous year due to fluctuations in the market price of the Company's Common Stock.

    During fiscal 1996, the Company recorded unusual items of $37.3 million. Included in the unusual charges was the resolution of a billing dispute in August 1996 between the Company and a group of insurance carriers that arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payor matters and associated legal fees, the Company recorded a charge of approximately $30.0 million. The Company is paying the insurance settlement in twelve installments over a three-year period. The Company's obligation to make the settlement payments is supported by a cash collateralized letter of credit. Other unusual items included: (i) charges of approximately $4.1 million during fiscal 1996 related to the closure of psychiatric hospitals; (ii) a charge of approximately $1.2 million related to impairment losses; and (iii) charges of approximately $2.0 million related to severance costs for personnel reductions.

    During fiscal 1995, the Company recorded unusual items of $57.4 million. The unusual charges include the resolution in March 1995 of disputes between the Company and a group of insurance carriers that arose in fiscal 1995 related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers approximately $29.8 million in five installments over a three-year period. Other unusual items included: (i) a charge of approximately $3.6 million related to the closure of five psychiatric hospitals; (ii) a charge of approximately $27.0 million related to the adoption and implementation of Statement of Financial Accounting Standards No. 121; and
(iii) a gain of approximately $3.0 million on the sale of three psychiatric hospitals.

    In fiscal 1995, the Company recorded an income tax benefit because it had a net operating loss during the period. The Company's effective tax rate was 40.0% during fiscal 1996. The change in the effective tax rate was primarily attributable to: (i) the elimination of non-deductible amortization of Reorganization Value in fiscal 1996 and (ii) the reduction in the Company's effective tax rate as a result of the favorable resolution of the Company's California income tax returns for fiscal 1982 through 1989, partially offset by the increase in non-deductible intangible amortization in fiscal 1996 as a result of the acquisitions of Mentor and Green Spring.

    Minority interest increased $5.8 million during fiscal 1996 compared to fiscal 1995. The increase was primarily due to the Company acquiring a controlling interest in Green Spring in December 1995 and obtaining a controlling interest in other businesses during fiscal 1995 and 1996.

IMPACT OF CRESCENT TRANSACTIONS

    The Company owns a 50% equity interest in CBHS, from which it receives the Franchise Fees. The Franchise Fees represent a significant portion of the Company's earnings and cash flows. The following is a discussion of certain matters related to the Company's ownership of CBHS that may have a bearing on the Company's future results of operations.

    CBHS may consolidate services in selected markets by closing facilities depending on market conditions and evolving business strategies. For example, during fiscal 1995 and 1996, the Company consolidated, closed or sold 15 and 9 psychiatric hospitals, respectively. During fiscal 1997, the Company consolidated or closed three psychiatric hospitals, exclusive of the Crescent Transactions. If CBHS closes additional psychiatric hospitals, it could result in charges to income for the costs attributable to the closures, which would result in lower equity in earnings of CBHS for the Company.

    The Company's JV Hospitals and CBHS' hospitals continue to experience a shift in payor mix to managed care payors from other payors, which contributed to a reduction in revenue per equivalent patient day in fiscal 1996 and a decline in average length of stay in fiscal 1995, 1996 and 1997. Management anticipates a continued shift in hospital payor mix towards managed care payors as a result of changes in the healthcare marketplace. Future shifts in hospital payor mix to managed care payors could result in lower revenue per equivalent patient day and lower average length of stay in future periods for the Company's JV Hospitals and CBHS' hospitals, which could result in lower equity in earnings from CBHS for the Company. The hospitals currently managed or operated by CBHS, including hospitals closed or sold in 1997, reported a 10% reduction in equivalent patient days, a 7% reduction in average length of stay and a 4% decrease in admissions in fiscal 1997 compared to fiscal 1996.

    The Budget Act, which was enacted in August 1997, includes provisions that eliminated the TEFRA bonus payment and reduced reimbursement of certain costs previously paid by Medicare and eliminated the Medicaid "disproportionate share" program. These provisions, along with other provisions in the Budget Act, will reduce the amount of revenue and earnings that CBHS hospitals will receive for the treatment of Medicare patients. CBHS management estimates that such reductions will approximate $10 million in fiscal 1998, and due to the phase-in effects of the bill, approximately $15 million annually in subsequent fiscal years.

    Based on projections of fiscal 1998 operations prepared by management of CBHS, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1998. The Company currently estimates that CBHS will be able to pay approximately $58 to $68 million of the Franchise Fees in fiscal 1998, a $10 to $20 million shortfall relative to amounts payable under the Master Franchise Agreement. The Company may be required to record bad debt expense related to Franchise Fees receivable from CBHS, if any, in fiscal 1998 or future periods if CBHS's operating performance does not improve to levels achieved prior to the consummation of the Crescent Transactions. If CBHS defaults in payment of the Franchise Fees, the Company will pursue all remedies available to it under the Master Franchise Agreement. See "Item 1. Business--Charter Advantage--Franchise Operations."

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash provided by operating activities was $101.9 million and $73.6 million for fiscal 1996 and fiscal 1997, respectively. The decrease in net cash provided by operating activities in fiscal 1997 compared to fiscal 1996 was primarily the result of: (i) higher income tax payments ($9.3 million and $18.4 million in fiscal 1996 and fiscal 1997, respectively); (ii) $5.0 million of interest income related to income tax refunds from the State of California in fiscal 1996; (iii) higher insurance settlement payments ($24.6 million in fiscal 1996 and $28.5 million in fiscal
1997); and (iv) reduced cash flows from the provider business, net of franchise fees received.

    INVESTING ACTIVITIES. The Company acquired a 61% ownership interest in Green Spring during the first quarter of fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $87.2 million compared to approximately $50.9 million for acquisitions and investments in businesses, including CBHS, during fiscal 1997.

    The Crescent Transactions resulted in net proceeds of $380.4 million, during fiscal 1997, consisting of $393.7 million related to the sale of property and equipment to Crescent and CBHS, less $13.3 million in costs and construction obligations incurred to date.

    The Company made $20.0 million of cash capital contributions to CBHS during fiscal 1997. The Company expects to fund an additional $10.9 million in transaction costs and construction costs in fiscal 1998 related to the Crescent Transactions. The Company has no present intention of making any additional capital contributions to CBHS.

    FINANCING ACTIVITIES. The Company borrowed approximately $104.8 million and $203.6 million during fiscal 1996 and 1997, respectively. The fiscal 1996 borrowings primarily funded the Green Spring acquisition and $35.0 million of treasury stock purchases. The fiscal 1997 borrowings primarily funded the repayment of variable rate secured notes and other long-term debt (including the refinancing of a previous revolving credit agreement), acquisitions and working capital needs.

    The Company repaid approximately $85.8 million and $390.3 million of debt and capital lease obligations during fiscal 1996 and 1997, respectively. The fiscal 1997 repayments related primarily to a previous revolving credit agreement and repaying other indebtedness as a result of the Crescent Transactions.

    On January 25, 1996, the Company sold 4.0 million shares of Common Stock and a warrant to purchase an additional 2.0 million shares at an exercise price of $26.15 per share in a private placement transaction. Such warrant, which expires in January, 2000, became exercisable on January 25, 1997. The Company received proceeds of approximately $68.6 million, net of issuance costs, from such private placement. Approximately $68.0 million of the proceeds were used to repay outstanding borrowings related to the Green Spring acquisition.

    The Company issued approximately 2.6 million warrants to Crescent and COI for $25.0 million in cash as part of the Crescent Transactions during fiscal 1997.

    On September 27, 1996, the Company repurchased approximately 4.0 million shares of its Common Stock for approximately $73.5 million, including transaction costs, pursuant to a "Dutch Auction" self-tender offer to its stockholders. On November 1, 1996, the Company announced that its board of directors approved the repurchase of an additional 3.0 million shares of its Common Stock from time to time subject to the terms of the Magellan Existing Credit Agreement.

    As of September 30, 1997, the Company had $193.4 million of availability under the Magellan Existing Credit Agreement. The Company was in compliance with all debt covenants at September 30, 1997.

PRO FORMA LIQUIDITY AND CAPITAL RESOURCES

    Following the consummation of the Transactions, interest payments on the Notes and interest and principal payments on indebtedness to be outstanding pursuant to the New Credit Agreement will represent significant liquidity requirements for the Company. Borrowings under the New Credit Agreement will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the New Credit Agreement will include $750 million in term loans and up to $150 million under the Revolving Credit Facility.

    The Company is in the process of formulating its plans for, and determining the costs of, the integration of the businesses of Green Spring, HAI and Merit. The Company expects to implement its integration plan in fiscal 1998 after consummation of the Transactions. The Company expects to incur costs associated with reducing duplicative personnel in its managed care organizations, contractual terminations for eliminating excess real estate (primarily locations under operating leases) and other related costs in connection with the integration plan. Furthermore, the Company expects to record an extraordinary loss of approximately $30 million to $35 million, net of tax benefits, in connection with refinancing of the Company's debt in connection with the Transactions.

    During December 1997, the Company purchased HAI and Allied for approximately $122.1 million and $70.0 million, respectively, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to the former owners of HAI and Allied. With respect to HAI, the Company may be required to make additional annual contingent payments of up to $60 million to Aetna during each of the next five years. The Company is obligated to make contingent payments under two separate calculations. Under the first calculation, the amount and timing of the contingent payments will be based on growth in the number of covered lives during the next five years. The Company may be required to make contingent payments of up to $25 million per year for each of the five years following the HAI acquisition depending on the net annual growth in the number of lives covered by certain HAI products. The former owner of HAI will receive a specified amount per net incremental life covered by such products. The amount to be paid per incremental covered life decreases during the five-year term of the Company's contingent payment obligation, reflecting the added value to the Company of obtaining a covered life in the early years of the period. Under the second calculation, the Company may also be required to make contingent payments of up to $35 million per year for each of five years based on the net cumulative growth in the number of lives covered by certain other HAI products. The former owner of HAI will receive a specified amount per net incremental life covered by such products. The amount to be paid per incremental covered life increases with the number of incremental covered lives.

    The Company may be required to pay up to $40 million during the three years following the closing of the Allied acquisition based on Allied's performance relative to certain earnings targets. In connection with Merit's acquisition of CMG Health, Inc. ("CMG"), the Company, by acquiring Merit, may be required to make certain future contingent cash payments over the next two years to the former shareholders of CMG based upon the performance of certain CMG customer contracts. Such contingent payments are subject to an aggregate maximum of $23.5 million.

    The Company believes that the cash flow generated from its operations, including implementation of the integration plan, together with amounts available for borrowing under the New Credit Agreement, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI, Allied and CMG and other investing and financing activities.

    The Company's ability to make capital expenditures and to incur additional indebtedness are restricted by its debt instruments. Such restrictions, together with the highly leveraged financial condition of the Company subsequent to the Transactions, could limit the Company's ability to respond to market opportunities. The covenants contained in the New Credit Agreement will also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the Indenture) pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, repurchase common stock and make acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    FAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. FAS 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB Opinion 15.

    FAS 128 becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt FAS 128 during the quarter ended December 31, 1997, which is the first quarter of the fiscal year ended September 30, 1998. The Company has disclosed pro forma EPS amounts computed using FAS 128 in Note 9 to the financial statements for the years ended September 30, 1995, 1996 and 1997. After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of FAS 128.

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

MODIFICATION OF COMPUTER SOFTWARE FOR THE YEAR 2000

    The Company and its subsidiaries have internally developed computer software systems that process transactions based on storing two digits for the year of a transaction (i.e., "97 " for 1997) rather than four digits, which will be required for year 2000 transaction processing. CBHS expects to spend $1 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. Green Spring expects to spend $0.5 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. The Company does not anticipate incurring any other significant costs for year 2000 software modification. The cost of modifying internal use software for the year 2000 is charged to expense as incurred.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT:

1. FINANCIAL STATEMENTS

    Information with respect to this item is contained on Pages F-1 to F-57 of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

    Information with respect to this item is contained on page S-1 to S-2 of this Annual Report on Form 10-K.

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

        2(g)  Stock Purchase Agreement, dated November 14, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.
              Health Care Service Corporation, Independence Blue Cross, Medical Service Association of Pennsylvania,
              Pierce County Medical Bureau, Inc., Veritus, Inc., Green Spring Health Services, Inc. and the Company,
              which was filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the Quarterly period ended December 31, 1995, and is incorporated herein by reference.

        2(h)  GPA Stock Exchange Agreement, dated November 14, 1995, between Green Spring Health Services, Inc. and the Company, which was filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the
              Quarterly period ended December 31, 1995, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
        2(i)  Real Estate Purchase and Sale Agreement, dated January 29, 1997, between the Company and Crescent Real
              Estate Equities Limited Partnership, which was filed as Exhibit 2(a) to the Company's current report on
              Form 8-K filed on April 23, 1997, and is incorporated herein by reference.

        2(j)  Amendment No. 1, dated February 28, 1997, to the Real Estate Purchase and Sale Agreement, dated January
              29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as
              Exhibit 2(b) to the Company's current report on Form 8-K filed on April 23, 1997, and is incorporated herein by reference.

        2(k)  Amendment No. 2, dated May 29, 1997, to the Real Estate Purchase and Sale Agreement, dated January 29,
              1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as
              Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

        2(l)  Contribution Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 2(d) to the Company's current report on Form 8-K which was filed on June 30, 1997, and is incorporated herein by reference.

        2(m)  Stock Purchase Agreement, dated August 5, 1997, between the Company and Aetna Insurance Company of
              Connecticut, which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

        2(n)  Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and
              Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

        2(o)  Amendment to Stock Purchase Agreement, dated December 4, 1997, between the Company and Aetna Insurance
              Company of Connecticut, which was filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

        2(p)  First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S.
              Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the
              Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
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

        4(af) First Amendment to Stockholders' Agreement, dated February 28, 1997, among Green Spring Health Services,
              Inc, Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue
              Cross, Pierce County Medical Bureau, Inc. and the Company.

        4(ag) Exchange Agreement, dated December 13, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.,
              Health Care Service Corporation, Independence Blue Cross, Pierce County Medical Bureau, Inc. and the
              Company, which was filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.

        4(ah) Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E.
              Rainwater, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.

        4(ai) Amendment No. 1 to Stock and Warrant Purchase Agreement, dated January 25, 1996, between the Company and
              Rainwater-Magellan Holdings, L.P., which was filed as Exhibit 4.7 to the Company's Registration
              Statement on Form S-3 dated February 26, 1996, and is incorporated herein by reference.

        4(aj) Credit Agreement, dated as of October 16, 1996, among the Company, the lenders named therein, The Chase
              Manhattan Bank as Administrative Agent and Collateral Agent and First Union National Bank of North
              Carolina as Syndication Agent, which was filed as Exhibit 4(ai) to the Company's Annual Report on Form
              10-K for the year ended September 30, 1996, and is incorporated by reference.

        4(ak) Amended and Restated Credit Agreement, dated June 16, 1997, among the Company and Chase Manhattan Bank, as Administrative Agent and First Union National Bank of North Carolina as Syndication Agent, which was filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 1997, and is incorporated herein by reference.

        4(al) Amendment No. 1 to Amended and Restated Credit Agreement, dated September 10, 1997, among the Company and Chase Manhattan Bank, as Administrative Agent and First Union National Bank of North Carolina as
              Syndication Agent.

        4(am) Amendment No. 2 to Amended and Restated Credit Agreement, dated October 9, 1997 among the Company and
              Chase Manhattan Bank, as Administrative Agent and First Union National Bank of North Carolina as
              Syndication Agent.

        4(an) Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate
              Equities Limited Partnership which was filed as Exhibit 4(a) to the Company's current report on Form
              8-K, which was filed on April 23, 1997, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
        4(ao) Amendment No. 1, dated June 17, 1997, to the Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 4(b) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

      *10(a)  Written description of Corporate Annual Incentive Plan for the year ended September 30, 1996, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 1995, and is incorporated herein by reference.

      *10(b)  1989 Non-Qualified Deferred Compensation Plan of the Company, adopted January 1, 1989, as amended, which was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K dated as of September 30, 1989 and is incorporated herein by reference.

      *10(c)  1992 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(c) to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.

      *10(d)  Directors' Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(d) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.

      *10(e)  1994 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(e) to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.

      *10(f)  Directors' Unit Award Plan of the Company, which was filed as Exhibit 10(i) to the Company's
              Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.

      *10(g)  Description of Flexible Benefits Plan, which was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.

      *10(h)  1996 Stock Option Plan of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.

      *10(i)  1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.

      *10(j)  1997 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30, 1997, and is incorporated herein by reference.

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

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(m)  Employment Agreement, dated October 1, 1995, between the Company and E. Mac Crawford, Chairman of the
              Board of Directors, President and Chief Executive Officer, which was filed as Exhibit 10(m) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.

      *10(n)  Employment Agreement, dated March 1, 1997, between the Company and E. Mac Crawford, which was filed as
              Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
              1997, and is incorporated herein by reference.

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

      *10(t)  Employment Agreement dated February 28, 1996, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(t) to the Company's annual report on Form
              10-K for the year ended September 30, 1996, and is incorporated herein by reference.

      *10(u)  Compensation Agreement dated September 30, 1996, between Magellan Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(u) to the Company's annual report on Form
              10-K for the year ended September 30, 1996, and is incorporated herein by reference.

      *10(v)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the period ended
              September 30, 1996, which was filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the
              year ended September 30, 1996, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(w)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the year ended
              September 30, 1997.

       10(x)  Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate Funding VII, L.P., as
              Landlord, and Charter Behavioral Health Systems, LLC, as Tenant, which was filed as Exhibit 99(b) to the
              Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

       10(y)  Master Franchise Agreement, dated June 17, 1997, between the Company and Charter Behavioral Health
              Systems, LLC, which was filed as Exhibit 99(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

       10(z)  Form of Franchise Agreement, dated June 17, 1997, between the Company, as Franchisor, and Franchise
              Owners, which was filed as Exhibit 99(d) to the Company's current report on Form 8-K, which was filed on
              June 30, 1997, and is incorporated herein by reference.

       10(aa) Subordination Agreement, dated June 16, 1997, between the Company, Charter Behavioral Health Systems,
              LLC and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 99(e) to the
              Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

       10(ab) Operating Agreement of Charter Behavioral Health Systems, LLC, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(f) to the Company's current report on Form
              8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

       10(ac) Warrant Purchase Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30,
              1997, and is incorporated herein by reference.

       11     Statement re computation of per share earnings.

       21     List of subsidiaries of the Company.

       23     Consent of independent public accountants.

       27     Financial Data Schedule

------------------------

* Constitutes a management contract or compensatory plan arrangement.

(B) REPORTS ON FORM 8-K:

    There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1997.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X:

    Separate financial statements and schedules of Magellan Health Services, Inc. ("Parent Company") have been omitted since the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X of the Parent Company's consolidated subsidiaries do not exceed 25% of the consolidated net assets of the Company as of September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MAGELLAN HEALTH SERVICES, INC.
                                (Registrant)

Date: December 18, 1997                   /S/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                            Craig L. McKnight
                                       Executive Vice President and
                                         Chief Financial Officer

Date: December 18, 1997                    /S/ HOWARD A. MCLURE
                                ------------------------------------------
                                             Howard A. McLure
                                   Senior Vice President and Controller
                                        (Chief Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ E. MAC CRAWFORD        Chairman of the Board of
------------------------------    Directors, President and    December 18, 1997
       E. Mac Crawford            Chief Executive Officer

      /s/ EDWIN M. BANKS        Director
------------------------------                                December 18, 1997
        Edwin M. Banks

   /s/ G. FRED DIBONA, JR.      Director
------------------------------                                December 18, 1997
     G. Fred DiBona, Jr.

                                Director
------------------------------                                December   , 1997
     Andre C. Dimitriadis

    /s/ A.D. FRAZIER, JR.       Director
------------------------------                                December 18, 1997
      A.D. Frazier, Jr.

    /s/ RAYMOND H. KIEFER       Director
------------------------------                                December 18, 1997
      Raymond H. Kiefer

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ GERALD L. MCMANIS       Director
------------------------------                                December 18, 1997
      Gerald L. McManis

    /s/ DANIEL S. MESSINA       Director
------------------------------                                December 18, 1997
      Daniel S. Messina

      /s/ DARLA D. MOORE        Director
------------------------------                                December 18, 1997
        Darla D. Moore

                                Director
------------------------------                                December   , 1997
    Jeffrey A. Sonnenfeld

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

MAGELLAN HEALTH SERVICES, INC.                                                           PAGE
                                                                                       ---------
 Audited Consolidated Financial Statements
    Report of independent public accountants.........................................        F-2
    Consolidated balance sheets as of September 30, 1996 and 1997....................        F-3
    Consolidated statements of operations for the years ended September 30, 1995,
     1996 and 1997...................................................................        F-5
    Consolidated statements of changes in stockholders' equity for the years ended
     September 30, 1995, 1996 and 1997...............................................        F-6
    Consolidated statements of cash flows for the years ended September 30, 1995,
     1996 and 1997...................................................................        F-7
    Notes to consolidated financial statements.......................................        F-8

    The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                                                               PAGE
                                                                                                             ---------
    Schedule II--Valuation and qualifying accounts.........................................................        S-1

    Financial Statements in response to Rule 3-09 of Regulation S-X:

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
  Audited Consolidated Financial Statements
    Report of independent public accountants...............................................................       F-45
    Consolidated balance sheet as of September 30, 1997....................................................       F-46
    Consolidated statement of operations for the 106 days ended September 30, 1997.........................       F-48
    Consolidated statement of changes in members' capital for the 106 days ended September 30, 1997........       F-49
    Consolidated statement of cash flows for the 106 days ended September 30, 1997.........................       F-50
    Notes to consolidated financial statements.............................................................       F-51

    The following financial statement schedule for Charter Behavioral Health Systems, LLC and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                                                               PAGE
                                                                                                             ---------
Schedule II--Valuation and qualifying accounts.............................................................  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MAGELLAN HEALTH SERVICES, INC:

    We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health Services, Inc. and subsidiaries as of September 30, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP

Atlanta, Georgia

November 14, 1997

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                              1996         1997
                                                                                          ------------  ----------
                                                      ASSETS
Current Assets:
  Cash, including cash equivalents of $54,631 in 1996 and $319,823 in 1997 at cost,
    which approximates market value.....................................................  $    120,945  $  372,878
  Accounts receivable, less allowance for doubtful accounts of $50,548 in 1996 and
    $40,311 in 1997.....................................................................       189,878     107,998
  Refundable income taxes...............................................................         1,323       2,466
  Other current assets..................................................................        26,004      23,696
                                                                                          ------------  ----------
      Total Current Assets..............................................................       338,150     507,038

Assets restricted for settlement of unpaid claims and other
 long-term liabilities..................................................................       105,303      87,532

Property and Equipment:
  Land..................................................................................        83,431      11,667
  Buildings and improvements............................................................       388,821      70,174
  Equipment.............................................................................       146,915      63,719
                                                                                          ------------  ----------
                                                                                               619,167     145,560
  Accumulated depreciation..............................................................      (126,053)    (37,038)
                                                                                          ------------  ----------
                                                                                               493,114     108,522
  Construction in progress..............................................................         2,276         692
                                                                                          ------------  ----------
      Total Property and Equipment......................................................       495,390     109,214
                                                                                          ------------  ----------

Deferred income taxes...................................................................            --       1,158
Investment in CBHS......................................................................            --      16,878
Other Long-Term Assets..................................................................        30,755      20,893

Goodwill, net of accumulated amortization of $9,151 in 1996 and $14,006 in 1997.........       128,012     114,234

Other Intangible Assets, net of accumulated amortization of $10,393 in 1996 and $5,855
 in 1997................................................................................        42,527      38,673
                                                                                          ------------  ----------
                                                                                          $  1,140,137  $  895,620
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                              1996         1997
                                                                                          ------------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................................................  $     78,966  $   45,346
  Accrued liabilities...................................................................       189,599     170,429
  Current maturities of long-term debt and capital lease obligations....................         5,751       3,601
                                                                                          ------------  ----------
      Total Current Liabilities.........................................................       274,316     219,376

Long-Term Debt and Capital Lease Obligations............................................       566,307     391,693

Deferred Income Tax Liabilities.........................................................        12,368          --

Reserve for Unpaid Claims...............................................................        73,040      49,113

Deferred Credits and Other Long-Term Liabilities........................................        39,769      16,110

Minority Interest.......................................................................        52,520      61,078

Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none........................................................            --          --
  Common Stock, par value $.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,007 shares in 1996
      and 33,439 shares in 1997.........................................................         8,252       8,361
Other Stockholders' Equity:
  Additional paid-in capital............................................................       327,681     340,645
  Accumulated deficit...................................................................      (129,457)   (129,955)
  Warrants outstanding..................................................................            54      25,050
  Common Stock in treasury, 4,424 shares in 1996 and 1997...............................       (82,731)    (82,731)
  Cumulative foreign currency adjustments...............................................        (1,982)     (3,120)
                                                                                          ------------  ----------
    Total Stockholders' Equity..........................................................       121,817     158,250
                                                                                          ------------  ----------
                                                                                          $  1,140,137  $  895,620
                                                                                          ------------  ----------
                                                                                          ------------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                              1995          1996          1997
                                                                          ------------  ------------  ------------
Net revenue.............................................................  $  1,151,736  $  1,345,279  $  1,210,696
                                                                          ------------  ------------  ------------
Costs and expenses:
  Salaries, cost of care and other operating expenses...................       863,598     1,064,445       978,513
  Bad debt expense......................................................        92,022        81,470        46,211
  Depreciation and amortization.........................................        38,087        48,924        44,861
  Amortization of reorganization value in excess of amounts allocable to
    identifiable assets.................................................        26,000            --            --
  Interest, net.........................................................        55,237        48,017        45,377
  ESOP expense..........................................................        73,527            --            --
  Stock option expense (credit).........................................          (467)          914         4,292
  Equity in loss of CBHS................................................            --            --         8,122
  Loss on Crescent Transactions.........................................            --            --        59,868
  Unusual items, net....................................................        57,437        37,271           357
                                                                          ------------  ------------  ------------
                                                                             1,205,441     1,281,041     1,187,601
                                                                          ------------  ------------  ------------
Income (loss) before income taxes, minority interest and extraordinary
  items.................................................................       (53,705)       64,238        23,095
Provision for (benefit from) income taxes...............................       (11,082)       25,695         9,238
                                                                          ------------  ------------  ------------
Income (loss) before minority interest and extraordinary items..........       (42,623)       38,543        13,857
Minority interest.......................................................           340         6,160         9,102
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary items................................       (42,963)       32,383         4,755
Extraordinary items--losses on early extinguishments of debt (net of
  income tax benefit of $3,503).........................................            --            --        (5,253)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $    (42,963) $     32,383  $       (498)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Average number of common shares outstanding--primary....................        27,870        31,014        29,474
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Average number of common shares outstanding--fully diluted..............        27,870        31,014        30,167
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income (loss) per common share--primary:
  Income (loss) before extraordinary items..............................  $      (1.54) $       1.04  $       0.16
  Extraordinary losses on early extinguishments of debt.................            --            --         (0.18)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $      (1.54) $       1.04  $      (0.02)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income (loss) per common share--fully diluted:
  Income (loss) before extraordinary items..............................  $      (1.54) $       1.04  $       0.16
  Extraordinary losses on early extinguishments of debt.................            --            --         (0.18)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $      (1.54) $       1.04  $      (0.02)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS)
Common Stock:
  Balance, beginning of period...................................................  $   6,725  $   7,101  $   8,252
  Exercise of options and warrants...............................................         24         97        109
  Green Spring Health Services, Inc. acquisition.................................         --         54         --
  Pooling of Mentor..............................................................        352         --         --
  Issuance of Common Stock, net of issuance costs................................         --      1,000         --
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................      7,101      8,252      8,361
                                                                                   ---------  ---------  ---------
Additional Paid-in Capital:
  Balance, beginning of period...................................................    244,339    253,295    327,681
  Stock option expense (credit)..................................................       (467)       914      4,292
  Green Spring Health Services, Inc. acquisition.................................         --      4,263         --
  Exercise of options and warrants...............................................        624      1,636      8,156
  Issuance of Common Stock, net of issuance costs................................         --     67,573         --
  Pooling of Mentor..............................................................      8,799         --         --
  Other..........................................................................         --         --        516
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................    253,295    327,681    340,645
                                                                                   ---------  ---------  ---------
Accumulated Deficit:
  Balance, beginning of period...................................................   (119,042)  (161,840)  (129,457)
  Net income (loss)..............................................................    (42,963)    32,383       (498)
  Pooling of Mentor..............................................................        165         --         --
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................   (161,840)  (129,457)  (129,955)
                                                                                   ---------  ---------  ---------
Unearned Compensation under ESOP:
  Balance, beginning of period...................................................    (73,527)        --         --
  ESOP expense...................................................................     73,527         --         --
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................         --         --         --
                                                                                   ---------  ---------  ---------
Warrants Outstanding:
  Balance, beginning of period...................................................        180         64         54
  Exercise of warrants...........................................................       (116)       (10)        (4)
  Issuance of warrants to Crescent and COI.......................................         --         --     25,000
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................         64         54     25,050
                                                                                   ---------  ---------  ---------
Common Stock in treasury:
  Balance, beginning of period...................................................         --     (9,238)   (82,731)
  Purchases of treasury stock....................................................     (5,349)   (73,493)        --
  Reacquisition of shares under shareholder note.................................     (3,889)        --         --
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................     (9,238)   (82,731)   (82,731)
                                                                                   ---------  ---------  ---------
Cumulative Foreign Currency Adjustments:
  Balance, beginning of period...................................................     (2,454)      (822)    (1,982)
  Foreign currency translation gain (loss).......................................      1,632     (1,160)    (1,138)
                                                                                   ---------  ---------  ---------
  Balance, end of period.........................................................       (822)    (1,982)    (3,120)
                                                                                   ---------  ---------  ---------
Total Stockholders' Equity.......................................................  $  88,560  $ 121,817  $ 158,250
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS)
Cash Flows From Operating Activities
  Net income (loss)..............................................................  $ (42,963) $  32,383  $    (498)
                                                                                   ---------  ---------  ---------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Gain on sale of assets.....................................................     (2,961)    (2,062)    (5,747)
      Depreciation and amortization..............................................     64,087     48,924     44,861
      Non-cash portion of unusual items..........................................     45,773     31,206         --
      Equity in loss of CBHS.....................................................         --         --      8,122
      Loss on Crescent Transactions..............................................         --         --     59,868
      ESOP expense...............................................................     73,527         --         --
      Stock option expense (credit)..............................................       (467)       914      4,292
      Non-cash interest expense..................................................      2,735      2,424      1,710
      Extraordinary losses on early extinguishments of debt......................         --         --      8,756
    Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
      Accounts receivable, net...................................................      7,280     15,495     60,675
      Other current assets.......................................................      9,533        129      4,708
      Other long-term assets.....................................................     (5,813)     6,569      3,156
      Accounts payable and accrued liabilities...................................    (11,645)    (7,516)   (60,659)
      Income taxes payable and deferred income taxes.............................    (16,761)    14,925    (14,669)
      Reserve for unpaid claims..................................................     (5,885)   (29,985)   (26,553)
      Other liabilities..........................................................    (21,127)   (18,968)   (23,038)
      Minority interest, net of dividends paid...................................         22      6,406      9,633
      Other......................................................................        285      1,022     (1,018)
                                                                                   ---------  ---------  ---------
      Total adjustments..........................................................    138,583     69,483     74,097
                                                                                   ---------  ---------  ---------
        Net cash provided by operating activities................................     95,620    101,866     73,599
                                                                                   ---------  ---------  ---------
Cash Flows From Investing Activities:
  Capital expenditures...........................................................    (20,224)   (38,801)   (33,348)
  Acquisitions and investments in businesses, net of cash acquired...............    (61,980)   (50,918)   (50,876)
  Decrease (increase) in assets restricted for settlement of unpaid claims and other
    long-term liabilities........................................................    (19,606)   (17,732)    17,209
  Proceeds from sale of assets...................................................      5,879      5,248     18,270
  Proceeds from sale of property and equipment to Crescent and CBHS,
    net of transaction costs.....................................................         --         --    380,425
  Other..........................................................................     (1,050)        --         --
                                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities......................    (96,981)  (102,203)   331,680
                                                                                   ---------  ---------  ---------
Cash Flows From Financing Activities:
  Payments on debt and capital lease obligations.................................    (46,779)   (85,835)  (390,254)
  Proceeds from issuance of debt.................................................     28,869    104,800    203,643
  Proceeds from issuance of common stock.........................................         --     68,573         --
  Proceeds from exercise of stock options and warrants...........................        531      3,401      8,265
  Proceeds from issuance of warrants.............................................         --         --     25,000
  Purchases of treasury stock....................................................     (5,349)   (73,493)        --
  Income tax payments made on behalf of stock optionee...........................         --     (1,678)        --
                                                                                   ---------  ---------  ---------
        Net cash provided by (used in) financing activities......................    (22,728)    15,768   (153,346)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................    (24,089)    15,431    251,933
Cash and cash equivalents at beginning of period.................................    129,603    105,514    120,945
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period.......................................  $ 105,514  $ 120,945  $ 372,878
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries except where control is temporary or does not rest with the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

    On June 2, 1992, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The prepackaged plan of reorganization (the "Plan") effected a restructuring of the Company's debt and equity capitalization. The Company's Plan was confirmed on July 8, 1992, and became effective on July 21, 1992, (effective on July 31, 1992, for financial reporting purposes). The consolidated financial statements for the three years in the period ended September 30, 1997, are presented for the Company after the consummation of the Plan. These financial statements were prepared under the principles of fresh start accounting. (See Note 3.)

    The Company's primary segment of operations, as of September 30, 1997, was the provision of a broad array of managed behavioral healthcare services to Blue Cross/Blue Shield organizations, health maintenance organizations and other insurance companies, corporations, federal, state and local government agencies, labor unions and various state Medicaid programs. The Company operates in three other segments. Through its public-sector operations, the Company also provides a broad continuum of behavioral healthcare services to individuals who receive healthcare benefits funded by state and local government agencies. The Company's franchise operations segment franchises the "CHARTER" system of behavioral healthcare to psychiatric hospitals and other facilities operated by Charter Behavioral Health Systems, LLC ("CBHS"). See Note 4. The Company's provider segment includes the ownership and operation of two psychiatric hospitals in London, England, a 69-bed psychiatric hospital in Switzerland, hospital-based joint ventures (see Note 2) and the 50% ownership of CBHS.

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

    FRANCHISE REVENUE

    Continuing annual franchise fees are recognized as the fees are earned and become receivable from the franchisee. Costs relating to continuing franchise fees are expensed as incurred. Individual franchise sales are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. Direct costs relating to franchise sales are deferred until the related revenue is recognized up to the amount of anticipated revenue less estimated additional related costs.

    PROVIDER NET REVENUE

    Provider net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. The Company recorded net revenue in fiscal 1995, 1996 and 1997 of $35.6 million, $28.3 million and $27.4 million, respectively, for the settlement and adjustment of reimbursement issues related to earlier fiscal periods. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

    ADVERTISING COSTS

    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $33.5 million, $30.5 million and $19.2 million for the years ended September 30, 1995, 1996 and 1997, respectively.

    CHARITY CARE

    The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the years ended September 30, 1995, 1996 and 1997, the Company provided, at its established billing rates, approximately $41.2 million, $37.9 million and $19.5 million, respectively, of such care.

    INTEREST, NET

    The Company records interest expense net of interest income. Interest income for the years ended September 30, 1995, 1996, and 1997 was approximately $3.7 million, $10.5 million and $10.1 million, respectively.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

    CONCENTRATION OF CREDIT RISK

    Franchise fee revenue and related receivables subject the Company to a concentration of credit risk with franchisees. The Company establishes an allowance for doubtful accounts based upon current and projected financial performance of franchisees. No franchise fee receivables existed as of September 30, 1997.

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

    ASSETS RESTRICTED FOR THE SETTLEMENT OF UNPAID CLAIMS AND OTHER LONG-TERM
     LIABILITIES

    Assets restricted for the settlement of unpaid claims and other long-term liabilities include investments which are carried at fair market value. Transfer of such investments from the Company's insurance subsidiaries to Magellan or any of its other subsidiaries is subject to approval by certain regulatory authorities.

    The investments are classified into three categories: (i) held to maturity;
(ii) available for sale; and (iii) trading. Unrealized holding gains or losses are recorded for trading and available for sale securities. The Company's investments are classified as available for sale. The unrealized gain or loss on investments available for sale was not material at September 30, 1996 and 1997.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally 10 to 40 years for buildings and improvements and three to ten years for equipment. Depreciation expense was $35.1 million, $40.0 million and $34.1 million for the years ended September 30, 1995, 1996 and 1997, respectively.

    INTANGIBLE ASSETS

    Intangible assets are composed principally of (i) goodwill, (ii) customer lists, (iii) non-compete agreements and (iv) deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 to 40 years. Customer lists are amortized using the straight-line method over their estimated useful lives of 5 to 25 years. Non-compete agreements and deferred financing costs are amortized over the term of the related agreements.

    The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company in 1996. Impairment losses of approximately $4.0 million and $14.4 million were recorded in fiscal 1995 and fiscal 1997, respectively. (See Notes 4 and 6)

    MEDICAL CLAIMS PAYABLE

    Medical claims payable represent the liability for healthcare services authorized, incurred and not yet reported to the Company's managed care business. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups and other factors. While Management believes the liability for medical claims payable is adequate, actual results could differ from such estimates.

    FOREIGN CURRENCY

    Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

    NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, which include unexercised stock options and warrants, were anti-dilutive in fiscal 1995 and not material in fiscal 1996. Accordingly, they were excluded from the fiscal 1995 and fiscal 1996 calculations.

    The Exchange Option, as hereinafter defined (see Note 2), is classified as a potentially dilutive security for fiscal 1996 and 1997 for the purpose of computing fully diluted income per common share. The Exchange Option was anti-dilutive for fiscal 1996 and fiscal 1997 and, therefore, was excluded from the fiscal 1996 and fiscal 1997 calculations.

    STOCK-BASED COMPENSATION

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995 (fiscal 1997 for the Company). FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities are allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company has adopted FAS 123 on a pro forma disclosure basis (see
Note 9).

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, FASB issued FAS 128, which applies to entities with publicly held common stock or potential common stock. FAS 128 replaces APB Opinion 15, "Earnings per Share" and related interpretations. APB Opinion 15 required that entities with simple capital structures present a single "earnings per common share" ("EPS") on the face of the income statement, whereas those with complex capital structures present both "primary" and "fully diluted" EPS. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.

    FAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB Opinion 15.

    FAS 128 becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt FAS 128 during the quarter ended December 31, 1997, which is the first quarter of the fiscal year ended September 30, 1998. The Company has disclosed pro forma EPS amounts computed using FAS 128 in Note 9 to the financial statements for the years ended September 30, 1995, 1996 and 1997. After the effective date, all prior-period EPS data presented will be restated to conform with the provisions of FAS 128.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to fiscal 1996 amounts to conform to fiscal 1997 presentation.

2. ACQUISITIONS AND JOINT VENTURES

    ACQUISITIONS

    On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of Group Practice Affiliates, Inc. ("GPA"), a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option (as hereinafter defined) for a portion of the stockholder's interest in Green Spring. The Company has a 61% ownership interest in Green Spring. As of September 30, 1997, Green Spring provided managed behavioral healthcare services, which includes utilization management, care management and employee assistance programs, through a 50-state provider network for approximately 16.6 million people nationwide.

    The minority stockholders of Green Spring consist of four Blue Cross/Blue Shield organizations (the "Blues") that are key customers of Green Spring. In addition, two other Blues organizations that formerly owned a portion of Green Spring are customers of Green Spring. As of September 30, 1997, the minority stockholders of Green Spring have the option, under certain circumstances, to exchange their ownership interests ("Exchange Option") in Green Spring for 2,831,739 shares of the Company's Common Stock or $65.1 million in subordinated notes. The Company may elect to pay cash in lieu of issuing the subordinated notes. The Exchange Option expires December 13, 1998. The Exchange Option, if exercised by the minority stockholders of Green Spring, would be recorded at the fair value of the consideration paid. See Note 17 for a discussion regarding the potential Exchange Option conversion.

    The Company recorded the investments in Green Spring using the purchase method of accounting. Green Spring's results of operations have been included in the consolidated financial statements since the acquisition date, less minority interest.

    The cost of the investments in Green Spring has been allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company. The remaining portion of Green Spring's assets and liabilities has been recorded at the historical cost basis of the minority stockholders. The purchase price allocation for the investments in Green Spring and the historical cost basis of the minority stockholders of Green Spring, in aggregate, resulted in goodwill of approximately $89 million and identifiable intangible assets of approximately $24 million.

    At each reporting date, the Company must assess the fair value of the Exchange Option in relation to the redemption price available to the minority stockholders. In any period that the fair value of the Exchange Option is determined to be less than the redemption price, the difference must be recognized as an adjustment to minority interest. Subsequent increases in the fair value of the Exchange Option can be recognized only to the extent of previously recognized losses. No losses were recorded in fiscal 1996 and 1997 as a result of changes in the fair value of the Exchange Option.

    In February 1995, the Company acquired Westwood Pembroke Health System, which included two psychiatric hospitals and a professional group practice. The Company accounted for the acquisition using the purchase method of accounting.

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

    During fiscal 1994, the Company agreed to acquire 40 psychiatric hospitals (the "Acquired Hospitals") from Tenet Healthcare Corporation, formerly known as National Medical Enterprises. The purchase price for the Acquired Hospitals was approximately $120.4 million in cash plus an additional cash amount of approximately $51 million, subject to adjustment, for the net working capital of the Acquired Hospitals (the "Hospital Acquisition").

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

    JOINT VENTURES

    The Company has entered into four hospital-based joint ventures ("Columbia JV's") with Columbia/ HCA Healthcare Corporation through September 30, 1997. Generally, each member of the joint venture leased and/or contributed certain assets in each respective market to the joint venture with the Company becoming the managing member.

    The Columbia JV's results of operations have been included in the consolidated financial statements since inception, less minority interest. A summary of the Columbia JV's is as follows:

MARKET                                                          DATE
---------------------------------------------------------  ---------------
Albuquerque, NM..........................................     May 1995
Raleigh, NC..............................................     June 1995
Lafayette, LA............................................   October 1995
Anchorage, AK............................................    August 1996

    The Company's ownership interests in the Columbia JV's and other hospital-based joint ventures have been managed by CBHS (as defined in Note 1) for a fee equivalent to Magellan's portion of the joint ventures' earnings since June 17, 1997.

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

    As a result of the consummation of the Plan, the financing under the $880 million credit agreement between the Company and certain banks dated September 1, 1988 was replaced by new facilities under an amended and restated credit agreement, dated July 21, 1992, among the Company and certain banks.

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

4. CRESCENT TRANSACTIONS

    On June 17, 1997, the Company consummated a series of transactions including the sale of substantially all of its domestic hospital real estate and related personal property (the "Assets") to Crescent Real Estate Equities Limited Partnership ("Crescent") and CBHS. In addition, CBHS was formed as a joint venture to operate the domestic portion of the Company's provider business segment. CBHS is owned equally by Magellan and Crescent Operating, Inc., an affiliate of Crescent ("COI"). The Company accounts for its 50% investment in CBHS under the equity method of accounting (See Note 5). The

Company received approximately $417.2 million in cash (before costs estimated to be $16.0 million) and warrants in COI for the purchase of 2.5% of COI's common stock at $18.32, which are exercisable over 12 years. The Company also issued 1,283,311 warrants each to Crescent and COI (the "Crescent Warrants") for the purchase of Magellan common stock at an exercise price of $30 per share. (See
Note 9.)

    In related agreements, (i) Crescent leased the hospital real estate and related assets to CBHS for annual rent beginning at approximately $41.7 million with a 5% annual escalation clause compounded annually (the "Facilities Lease") and (ii) CBHS will pay Magellan approximately $78.3 million in annual franchise fees, subject to increase, for the use of assets retained by Magellan and for support in certain areas. The franchise fees to be paid by CBHS to the Company are subordinated to the lease obligations in favor of Crescent. The assets retained by Magellan include, but are not limited to, the "CHARTER" name, intellectual property, protocols and procedures, clinical quality management, operating processes and the "1-800-CHARTER" telephone call center. Magellan provides CBHS ongoing support in areas including advertising and marketing assistance, risk management services, outcomes monitoring, and consultation on matters relating to reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

    The Company initially used a portion of the proceeds from the sale of the Assets to reduce its long-term debt, including borrowings under its then existing credit agreement. (See Note 8). In December 1997, the Company used the remaining proceeds from the sale of the Assets to acquire additional managed care businesses (See Note 17).

    The Crescent Transactions are more fully described in the Company's Proxy Statement filed on Schedule 14A on April 24, 1997.

    The Company recorded a loss before income taxes of approximately $59.9 million as a result of the Crescent Transactions, which consisted of the following (in thousands):

Accounts receivable collection fees................................  $  21,400
Impairment losses on intangible assets.............................     14,408
Exit costs and construction obligation.............................     12,549
Loss on the sale of property and equipment.........................     11,511
                                                                     ---------
                                                                     $  59,868
                                                                     ---------
                                                                     ---------

    Accounts receivable collection fees represent the reduction in the net realizable value of accounts receivable for estimated collection fees on retained hospital-based receivables for CBHS pursuant to a contractual obligation with CBHS, whereby CBHS receives a fee equal to 5% of collections for the first 120 days after consummation of the Crescent Transaction and estimated bad debt agency fees of 40% for receivables collected subsequent to 120 days after the consummation of the Crescent Transaction.

    The Company disposed of a significant portion of its provider business segment as part of the Crescent Transactions. The impairment loss on intangible assets results from reducing the book value of the Company's investment in CBHS to its approximate fair value at the consummation date. The impairment losses represent the carrying amount of goodwill and other intangible assets related to the divested or contributed CBHS operations.

    The $5.0 million of exit costs accrued as a result of the Crescent Transactions include incremental staffing, consulting and related costs to prepare and coordinate audits of terminating Medicare cost reports, prepare and file income tax, property tax, sales and use tax and other tax returns and perform accounting functions related to the divested businesses (CBHS). The Company incurred approximately $0.6 million of such costs during the year ended September 30, 1997.

    The Company is constructing a hospital in Philadelphia as required by the Crescent Real Estate Purchase Agreement to replace the existing Philadelphia hospital operated by CBHS. The Company has incurred approximately $2.7 million in construction costs as of September 30, 1997 and expects to incur up to $4.9 million in additional construction costs before completion.

    The Company's Consolidated Statement of Operations for the years ended September 30, 1996 and 1997 include the operations of businesses divested as part of the Crescent Transactions through June 16, 1997. The following unaudited pro forma information for the years ended September 30, 1996 and 1997 has been prepared assuming the Crescent Transactions were consummated on October 1, 1995. The pro forma information does not purport to be indicative of the results which would have actually been obtained had the Crescent Transactions been consummated on October 1, 1995 or which may be attained in future periods (in thousands, except per share data).

                                                                              PRO FORMA
                                                                         FOR THE YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Net Revenue...........................................................  $  628,249  $  710,835
Income before extraordinary items(1)..................................      20,481      32,149
Net income(1).........................................................      20,481      26,896
Income per common share--primary:
  Income before extraordinary items(1)................................        0.72        1.09
  Net income(1).......................................................        0.72        0.91
Income per common share--fully diluted:
  Income before extraordinary items(1)................................        0.72        1.07
  Net income(1).......................................................        0.72        0.89

------------------------

(1) Excludes the loss on the Crescent Transactions and assumes the excess proceeds from the Crescent Transactions are not invested. If the excess proceeds from the Crescent Transactions were assumed to be reinvested at the Company's historic temporary cash investment rate of 5.4% and 5.5% for the years ended September 30, 1996 and 1997, respectively, pro forma income before extraordinary items, net income, income per common share before extraordinary items and net income per common share would have been $27.4 million, $27.4 million, $0.96 (primary and fully diluted) and $0.96 (primary and fully diluted) for the year ended September 30, 1996, respectively, and $36.8 million, $31.6 million, $1.25 (primary) and $1.22 (fully diluted) and $1.07 (primary) and $1.05 (fully diluted) for the year ended September 30, 1997, respectively.

5. INVESTMENT IN CBHS

    The Company owned a 50% interest in CBHS as of September 30, 1997. The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions. The Company accounts for its investment in CBHS using the equity method.

    A summary of financial information for the Company's investment in CBHS is as follows (in thousands):

                                                                            SEPTEMBER 30, 1997
                                                                            ------------------
Current assets............................................................     $    148,537
Property and equipment, net...............................................           18,424
Other noncurrent assets...................................................            8,633
                                                                                   --------
  Total Assets............................................................     $    175,594
                                                                                   --------
                                                                                   --------
Current liabilities.......................................................     $     68,497
Long-term debt(2).........................................................           65,860
Other noncurrent liabilities..............................................            7,481
Members' capital..........................................................           33,756
                                                                                   --------
  Total Liabilities and Members' Capital..................................     $    175,594
                                                                                   --------
                                                                                   --------
FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997

Net revenue...............................................................     $    213,730
Operating expenses(1).....................................................          228,382
Interest, net.............................................................            1,592
                                                                                   --------
  Net loss................................................................     $    (16,244)
                                                                                   --------
                                                                                   --------
Cash used in operating activities.........................................     $    (67,831)
                                                                                   --------
                                                                                   --------
Magellan equity loss......................................................     $     (8,122)
                                                                                   --------
                                                                                   --------

------------------------

(1) Includes salaries, supplies and other operating expenses, bad debt expense, depreciation and amortization.

(2) As of November 14, 1997, CBHS had $65.0 million of outstanding borrowings under its revolving credit agreement.

    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                              106 DAYS ENDED
                                                                            SEPTEMBER 30, 1997
                                                                            ------------------
Franchise Fee revenue.....................................................      $   22,739
Costs:
  Accounts receivable collection fees.....................................           4,993
  Hospital-based joint venture management fees............................           2,189


                                                                            SEPTEMBER 30, 1997
                                                                            ------------------
Due to CBHS, net..........................................................      $    5,090

6. UNUSUAL ITEMS

    GENERAL

    The following table summarizes unusual items recorded during the three years in the period ended September 30, 1997 (in thousands):

                                                                   1995       1996       1997
                                                                 ---------  ---------  ---------
Insurance Settlements..........................................  $  29,800  $  30,000  $      --
Facility Closures..............................................      3,624      4,116      4,201
Asset impairments..............................................     26,973      1,207         --
Gains on the Sale of Psychiatric Hospitals, net................     (2,960)        --     (5,388)
Other..........................................................         --      1,948      1,544
                                                                 ---------  ---------  ---------
                                                                 $  57,437  $  37,271  $     357
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    INSURANCE SETTLEMENTS

    Unusual items included the resolutions of disputes between the Company and insurance carriers concerning certain billings for services.

    In November 1994, the Company and a group of insurance carriers resolved a billing dispute that arose in the fourth quarter of fiscal 1994 related to claims paid predominantly in the 1980's. As part of the resolution, the Company agreed to pay the insurance carriers approximately $31 million plus interest, for a total of $37.5 million in four installments over a three year period. As part of the settlement, the Company and the insurance carriers agreed to continue to do business at the same or similar general levels as prior to the settlement. Furthermore, the parties will seek additional business opportunities that will serve to enhance their present relationships.

    In March 1995, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1995 related to matters arising predominately in the 1980's. As part of the settlement, the Company agreed to pay the insurance carriers $29.8 million payable in five installments over a three year period. As part of the settlement, the Company and the insurance carriers have agreed to continue to do business at the same or similar general levels and to seek additional business opportunities that will serve to enhance their present relationships.

    In August 1996, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payer matters and associated legal fees, the Company recorded a charge of approximately $30.0 million during the quarter ended June 30, 1996. The Company will pay the insurance settlement amount in twelve installments over a three year period, beginning August 1996. As part of the settlement, the Company and the insurance carriers agreed that the dispute and settlement would not negatively impact any present or pending business relationships nor would it prevent the parties from negotiating in good faith concerning additional business opportunities available to, and future relationships between, the parties.

    Amounts payable in future periods for insurance settlements are as follows (in thousands):

1998...........................................................  $  12,788
1999...........................................................      5,985

    FACILITY CLOSURES

    During fiscal 1995, 1996 and 1997, the Company consolidated, closed or sold fifteen, nine and three psychiatric facilities and its one general hospital (the "Closed Facilities"), respectively, exclusive of the Crescent Transactions. The three psychiatric facilities closed in 1997 were sold as part of the Crescent Transactions. The Closed Facilities that are still owned by the Company will be sold, leased or used for alternative purposes depending on the market conditions in each geographic area and are recorded as other long-term assets in the accompanying balance sheets.

    The Company recorded charges of approximately $3.6 million, $4.1 million and $4.2 million related to facility closures in fiscal 1995, 1996 and 1997, respectively, as follows (in thousands):

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Severance and related benefits...................................  $   2,132  $   2,334  $   2,976
Contract terminations and other..................................      1,492      1,782      1,225
                                                                   ---------  ---------  ---------
                                                                   $   3,624  $   4,116  $   4,201
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Approximately 500, 620 and 700 employees were terminated at the facilities closed in fiscal 1995, 1996 and 1997, respectively. Severance and related benefits have been substantially paid as of September 30, 1997. Other exit costs paid and applied against the resulting liabilities were approximately $0.2 million, $1.4 million and $0.1 million in fiscal 1995, 1996 and 1997, respectively.

    The following table presents net revenue, salaries, cost of care and other operating expenses and bad debt expenses and depreciation and amortization of the Closed Facilities (in thousands):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                 1995       1996       1997
                                                              ----------  ---------  ---------
Net revenue.................................................  $  149,428  $  82,568  $  19,582
Salaries, cost of care and other operating expense and bad
  debt expenses.............................................     145,720     86,426     23,263
Depreciation and amortization...............................       3,509      2,015        349

    The Company also recorded a charge of approximately $2.0 million in fiscal 1996 related to severance and related benefits for approximately 275 employees who were terminated pursuant to planned overhead reductions.

    ASSET IMPAIRMENTS

    During fiscal 1995, the Company recorded impairment losses on property and equipment and intangible assets of approximately $23.0 million and $4.0 million, respectively. During fiscal 1996, the Company recorded impairment losses on property and equipment of approximately $1.2 million. Such losses resulted from changes in the manner that certain of the Company's assets were to be used in future periods and current period operating losses at certain of the Company's operating facilities combined with projected future operating losses. Fair values of the long-lived assets that have been written down were determined using the best available information in each individual circumstance, which included quoted market price, comparable sales prices for similar assets or valuation techniques utilizing present value of estimated expected cash flows. Most of the impaired assets were sold as part of the Crescent Transactions.

    OTHER

    During fiscal 1995 and 1997, the Company recorded gains of approximately $3.0 million and $5.4 million, respectively, related to the sales of psychiatric hospitals and other real estate. The Company also recorded a charge of approximately $1.6 million during fiscal 1997 for costs incurred related primarily to the expiration of its agreement to sell its three European Hospitals.

7. BENEFIT PLANS

    The Company maintains an Employee Stock Ownership Plan (the "ESOP"), a noncontributory retirement plan that enables eligible employees to participate in the ownership of the Company.

    The Company had recorded unearned compensation to reflect the cost of Common Stock purchased by the ESOP but not yet allocated to participants' accounts. In the period that shares are allocated or projected to be allocated to participants, ESOP expense is recorded and unearned compensation is reduced. All shares had been allocated to the participants as of September 30, 1995. The ESOP distributed 103,332 shares to participants who were transferred to CBHS as a result of the Crescent Transactions in fiscal 1997.

    The Internal Revenue Service has ruled that the ESOP qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. Such determination allowed the Company to deduct its contributions to the ESOP for federal income tax purposes.

    During fiscal 1992, the Company reinstated a defined contribution plan (the "Magellan 401-K Plan"). Effective January 1, 1997, the plan was amended to allow participants to contribute up to 15% of their compensation to the Magellan 401-K Plan. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation. During the years ended September 30, 1995, 1996 and 1997, the Company made contributions of approximately $5.8 million, $5.3 million and $5.7 million, respectively, to the Magellan 401-K Plan.

    Green Spring also maintains a defined contribution plan (the "Green Spring 401-K Plan"). Employee participants can elect to voluntarily contribute up to 6% or 12% of their compensation, depending upon each employee's compensation level, to the Green Spring 401-K Plan. Green Spring matches up to 3% of each employee's compensation. Employees vest in employer contributions over five years. During the years ended September 30, 1996 and 1997, Green Spring contributed approximately $0.8 million and $1.3 million, respectively, to the Green Spring 401-K Plan.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1996 and 1997 is as follows (in thousands):

                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                      1996           1997
                                                                  -------------  -------------
Magellan Existing Credit Agreement due through 2002.............   $   105,593    $        --
11.25% Senior Subordinated Notes due 2004.......................       375,000        375,000
6.8125 % to 8.0% Mortgage and other notes payable through
  1999..........................................................        12,163          7,721
Variable rate secured notes.....................................        60,875             --
7.5% Swiss Bonds................................................         6,443          6,443
3.85% Capital lease obligations due through 2014................        12,333          6,438
                                                                  -------------  -------------
                                                                       572,407        395,602
  Less amounts due within one year..............................         5,751          3,601
  Less debt service funds.......................................           349            308
                                                                  -------------  -------------
                                                                   $   566,307    $   391,693
                                                                  -------------  -------------
                                                                  -------------  -------------

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1997 are as follows (in thousands): 1998--$3,601; 1999--$3,252; 2000-- $28; 2001--$6,165 and
2002--$28.

    The 11.25% Senior Subordinated Notes (the "Magellan Outstanding Notes"), which are carried at cost, had a fair value of approximately $405 million and $417 million at September 30, 1996 and 1997, respectively, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

    NEW REVOLVING CREDIT AGREEMENTS

    On October 28, 1996, the Company entered into a credit agreement with certain financial institutions for a five-year Senior Secured reducing revolving credit facility in an aggregate committed amount of $400 million. The Company borrowed approximately $121.0 million under such credit agreement in October 1996 to (i) repay the existing borrowings outstanding under their existing credit agreement and (ii) pay for fees and expenses related to the credit agreement.

    The loans outstanding under the credit agreement bore interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Prime Lending Rate.

    The Company recorded an extraordinary loss from the early extinguishment of debt of approximately $3.0 million, net of tax, during the quarter ended December 31, 1996 to write off unamortized deferred financing costs related to the previous credit agreement.

    On June 17, 1997, the Company entered into a credit agreement with certain financial institutions for a five-year senior secured revolving credit facility in an aggregate committed amount of $200 million (the "Magellan Existing Credit Agreement"). The Company repaid approximately $191.8 million of borrowings outstanding under the previous credit agreement, which included borrowings to retire approximately $66 million of variable rate secured notes and other long-term debt, with proceeds from the Crescent Transactions.

    The loans outstanding under the Magellan Existing Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Alternative Base Rate ("ABR"), as defined, plus .25%. Interest on ABR loans is payable at the end of each fiscal quarter. Interest on LIBOR-based loans is payable at the end of their respective terms, but a minimum of every three months.

    The Company recorded an extraordinary loss of approximately $2.3 million, net of tax, during the quarter ended June 30, 1997 to write off unamortized deferred financing costs related to the previous credit agreement and for costs related to repaying the variable rate secured notes.

    SENIOR SUBORDINATED NOTES

    On May 2, 1994, the Company issued $375 million of 11.25% Senior Subordinated Notes which mature on April 15, 2004 and are general unsecured obligations of the Company. Interest on the Magellan Outstanding Notes is payable semi-annually on each April 15 and October 15. Proceeds of $181.8 million from the sale of the Magellan Outstanding Notes were used to decrease, and, subsequently on June 9, 1994, to redeem the Company's outstanding 7.5% Senior Subordinated Debentures due 2003. Certain remaining proceeds were used, along with proceeds from the Credit Agreement, to finance the Hospital Acquisition. The Magellan Outstanding Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company's existing subsidiaries and certain subsidiaries created after the issuance of the Magellan Outstanding Notes.

    The Magellan Outstanding Notes are not redeemable at the option of the Company prior to April 15, 1999. Thereafter, the Magellan Outstanding Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning April 15 of the years indicated below:

                                                               REDEMPTION
YEAR                                                              PRICE
-------------------------------------------------------------  -----------
1999.........................................................     105.625%
2000.........................................................     103.750%
2001.........................................................     101.875%
2002 and thereafter..........................................     100.000%

    COVENANTS

    The Magellan Existing Credit Agreement and the indenture for the Magellan Outstanding Notes contain a number of restrictive covenants, which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, repurchase shares of the Company's common stock above specified levels, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Magellan Existing Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Magellan Existing Credit Agreement and the Magellan Outstanding Notes at September 30, 1997.

    LEASES

    The Company leases certain of its operating facilities, some of which may be purchased during the term or at expiration of the leases. The book value of capital leased assets was approximately $3.5 million at September 30, 1997. The leases, which expire at various dates through 2069, generally require the Company to pay all maintenance, property tax and insurance costs.

    At September 30, 1997, aggregate amounts of future minimum payments under operating leases were as follows: 1998--$12.4 million; 1999--$10.8 million; 2000--$8.9 million; 2001--$7.1 million; 2002--$5.2 million; subsequent to 2002--$47.7 million.

    Rent expense for the years ended September 30, 1995, 1996 and 1997 was $15.4 million, $18.7 million and $19.2 million, respectively.

9. STOCKHOLDERS' EQUITY

    Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, $.25 par value per share, and 10 million shares of preferred stock, without par value. No shares of preferred stock have been issued as of September 30, 1997.

    COMMON STOCK

    The Company is prohibited from paying dividends on its Common Stock under the terms of the New Revolving Credit Agreement except under certain limited circumstances.

    1992 STOCK OPTION PLAN

    The 1992 Stock Option Plan provided for the issuance of approximately 3.4 million options to purchase shares of Common Stock. A summary of changes in options outstanding and other related information is as follows:

                                                        YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------------
                                                 1995             1996             1997
                                            ---------------  ---------------  ---------------
Balance, beginning of period..............          772,516          715,516          368,990
  Canceled................................          (10,500)       --               --
  Exercised...............................          (46,500)        (346,526)       --
                                            ---------------  ---------------  ---------------
Balance, end of period....................          715,516          368,990          368,990
                                            ---------------  ---------------  ---------------
                                            ---------------  ---------------  ---------------

Option prices, end of period..............  $   4.36-$22.75  $   4.36-$22.75  $   4.36-$22.75
Price range of exercised options..........  $   4.36-$14.19  $  4.36-$16.875        --
Average exercise price....................            $6.26            $4.59        --

    The exercise price of certain options would be reduced upon termination of employment of a certain optionee without cause.

    Options issued pursuant to the 1992 Stock Option Plan are exercisable upon vesting and expire through October 2000. As of September 30, 1997, 100% of the options outstanding were vested.

    1994 STOCK OPTION PLAN

    The 1994 Stock Option Plan provided for the issuance of approximately 1.3 million options to purchase shares of Common Stock. Officers and key employees of the Company are eligible to participate.

The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------
                                           1995                1996                1997
                                    ------------------  ------------------  ------------------
Balance, beginning of period......             876,500           1,162,331             948,669
  Granted.........................             495,000             161,000             341,166
  Canceled........................            (209,169)           (330,162)            (87,498)
  Exercised.......................          --                     (44,500)           (173,843)
                                    ------------------  ------------------  ------------------
Balance, end of period............           1,162,331             948,669           1,028,494
                                    ------------------  ------------------  ------------------
                                    ------------------  ------------------  ------------------

Option prices, end of period......  $   15.625-$27.875  $   15.687-$27.875  $   15.687-$27.718
  Price range of exercised
    options.......................          --          $   15.625-$22.875  $   15.687-$27.875
  Average exercise price..........          --                      $20.70              $22.20

    Options granted under the 1994 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the first three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than ten years after the date of grant. As of September 30, 1997, 50.6% of the options outstanding were vested.

    1996 STOCK OPTION PLAN

    The 1996 Stock Option Plan (the "1996 Plan") provides for the issuance of
1.75 million options to purchase shares of the Company's Common Stock. Options must be granted on or before December 31, 1999. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                               YEAR ENDED SEPTEMBER 30
                                                        --------------------------------------
                                                               1996                1997
                                                        ------------------  ------------------
Balance, beginning of period..........................          --                   1,298,500
  Granted.............................................           1,413,000             310,667
  Canceled............................................            (114,500)            (96,125)
  Exercised...........................................          --                    (101,750)
                                                        ------------------  ------------------
Balance, end of period................................           1,298,500           1,411,292
                                                        ------------------  ------------------
                                                        ------------------  ------------------

Option prices, end of period..........................  $     15.75-$24.00  $    15.75-$30.875
Price range of exercised options......................          --          $   18.125-$18.875
Average exercise price................................          --                     $18.348

    Options granted under the 1996 Plan are exercisable to the extent vested. An option vests at the rate of 25% of the shares covered by the option on each of the four anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than November 30, 2005.

    The 1996 Plan provides that the options granted thereunder, upon the occurrence of certain events, vest and become fully exercisable upon the "sale, lease, transfer of other disposition...of all or substantially all" of the Company's assets. Based upon a review of relevant Delaware case law, the Company believes that substantial uncertainty existed regarding whether the Crescent Transactions, which are described in

Note 4, constituted a "sale ... of all or substantially all" of the Company's assets. Accordingly, the Company's Board of Directors determined it should treat the Crescent Transactions as such an event in order to eliminate the risk of a dispute. Options outstanding under the 1996 Plan immediately vested upon closing the Crescent Transactions. As of September 30, 1997, 96.5% of the options outstanding under the 1996 Plan were vested.

    1997 STOCK OPTION PLAN

    The 1997 Stock Option Plan provides for the issuance of 1.5 million options to purchase shares of the Company's Common Stock. Options must be granted on or before December 31, 2000. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                                                 YEAR ENDED
                                                                               SEPTEMBER 30,
                                                                                    1997
                                                                              ----------------
Balance, beginning of period................................................         --
Granted.....................................................................           988,333
Canceled....................................................................         --
                                                                              ----------------
Balance, end of period......................................................           988,333
                                                                              ----------------

Option prices, end of period................................................  $  24.375-$31.00

    Options granted under the 1997 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than February 28, 2007. As of September 30, 1997, none of the options outstanding were vested.

    1994 EMPLOYEE STOCK PURCHASE PLAN

    The 1994 Employee Stock Purchase Plan (the "1994 ESPP") covered 600,000 shares of Common Stock that could be purchased by eligible employees of the Company.

    The initial offering period began on April 1, 1994 and expired on March 31, 1995. The second offering period began on April 1, 1995 and ended March 31, 1996. On the first date of these offering periods, each participant was granted an option to purchase shares of Common Stock at a purchase price equal to 85% of the fair value of a share of Common Stock on such date. Total options granted on April 1, 1994 and April 1, 1995 were 85,115 and 41,565, respectively, with option prices of $21.144 and $15.831, respectively. A total of 4,872 and 22,065 options were exercised at the end of the first and second offering periods, respectively.

    Effective August 1, 1995, the Company amended the 1994 ESPP to change the option price in subsequent offering periods to the lesser of (i) 85% of the fair value of a share of Common Stock on the first day of the offering period or (ii) 85% of the fair value of a share of Common Stock on the last day of the offering period. Holders of the options from the second offering period as of July 31, 1995 were given the choice of (i) canceling their options to purchase shares of Common Stock, (ii) exercising the option to purchase shares of Common Stock at a purchase price of $15.831 or (iii) keeping their options. A total of 11,870 options were exercised on July 31, 1995. The third offering period began August 1, 1995 and ended December 31, 1995. A total of 29,217 options were exercised at a purchase price of $16.681 at the end of the third offering period.

    The fourth offering period began January 1, 1996 and ended on June 30, 1996. A total of 68,146 options were exercised at a purchase price of $18.275 at the end of the fourth offering period. The fifth offering period began July 1, 1996 and ended on December 31, 1996. A total of 80,018 options were exercised at a purchase price of $17.85 at the end of the fifth and final offering period.

    1997 EMPLOYEE STOCK PURCHASE PLAN

    The 1997 Employee Stock Purchase Plan (the "1997 ESPP") covers 600,000 shares of Common Stock that can be purchased by eligible employees of the Company. The 1997 ESPP offering periods will have a term not less than three months and not more than 12 months. The first offering period under the 1997 ESPP began January 1, 1997 and the last offering period will end on or before December 31, 1999. The option price of each offering period will be the lesser of (i) 85% of the fair value of a share of Common Stock on the first day of the offering period or (ii) 85% of the fair value of a share of Common Stock on the last day of the offering period.

    The first offering period began January 1, 1997 and ended on June 30, 1997. A total of 73,410 options were exercised at a purchase price of $19.125. The second offering period began August 1, 1997 and will end on December 31, 1997. The number of options granted and the option price for the second offering period will be determined on December 31, 1997 when the option price is known.

    1992 DIRECTORS' STOCK OPTION PLAN AND DIRECTORS' UNIT AWARD PLAN

    The 1992 Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 175,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the Common Stock on the date of grant. During fiscal 1995, 25,000 options were granted at an exercise price of $18.875 per share. During fiscal 1996 and 1997, no options were granted. As of September 30, 1997, 125,000 options were outstanding. No options were exercised during fiscal 1995, 1996 and 1997.

    Options granted can be exercised from the date of vesting until February 1, 2003. No options can be granted after December 31, 1995. Options vest 20% when granted and an additional 20% on each successive February 1 for a period of four years, if the optionee continues to serve as a non-employee director on the applicable February 1. Unvested options vest in full in certain instances of termination. As of September 30, 1997, 88.0% of the options outstanding were vested.

    In addition, during fiscal 1994, the Company approved the Directors' Unit Award Plan (the "Unit Plan") which provides for the award of a maximum of 15,000 units (the "Units") that, upon vesting under the terms of the Unit Plan, would result in the issuance of an aggregate of 15,000 shares of Common Stock in settlement of Units.

    The Unit Plan provides for the award to each director who is not an employee of the Company of 2,500 Units. Upon vesting of the Units awarded to a director, the Company will settle the Units by issuing to the director, with no exercise price, a number of shares of the Company's Common Stock equal to the number of vested Units.

    1996 DIRECTORS' STOCK OPTION PLAN

    The 1996 Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 250,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of a share of the Common Stock on the date of grant. During fiscal

1996, 175,000 options were granted at exercise prices ranging from $18.25 to $23.375. During fiscal 1997, 25,000 options were granted at an exercise price of $30.812. No options were exercised during fiscal 1996 or 1997.

    Options granted can be exercised from the date of vesting until November 30, 2005. No options can be granted after December 31, 1999. Options vest at the rate of 25% of the shares covered on each of the four anniversary dates of the grant of the option if the optionee continues to serve as a non-employee director on such dates. Options vest in full in certain instances of termination. As of September 30, 1997, 21.9% of the options outstanding were vested.

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

    COMMON STOCK WARRANTS

    In connection with the Plan, the Company issued 114,690 warrants, which expire on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's Common Stock. The 2002 Warrants have an exercise price of $5.24 per share. During fiscal 1995, 1996 and 1997, 47,392, 4,320 and 1,397 shares were issued, respectively, upon the exercise of 2002 Warrants.

    The 2006 Warrants, which expire on September 1, 2006, were subject to certain adjustments as a result of the Plan, and accordingly, 146,791 of such warrants are currently outstanding with an exercise price of $38.70 per share.

    Crescent and COI each have the right to purchase 1,283,311 shares of Common Stock (2,566,622 shares in aggregate) at a warrant exercise price of $30 per share (subject to adjustment pursuant to antidilution provisions). The Crescent Warrants will be exercisable at the following times and in the following amounts:

                      NUMBER OF SHARES OF
                          COMMON STOCK
     DATE FIRST          ISSUABLE UPON             END OF
    EXERCISABLE             EXERCISE          EXERCISE PERIOD
      JUNE 17             OF WARRANTS             JUNE 17
--------------------  --------------------  --------------------
        1998                   30,000               2001
        1999                   62,325               2002
        2000                   97,114               2003
        2001                  134,513               2004
        2002                  174,678               2005
        2003                  217,770               2006
        2004                  263,961               2007
        2005                  313,433               2008
        2006                  366,376               2009
        2007                  422,961               2009
        2008                  483,491               2009

    Crescent's and COI's rights with respect to the Crescent Warrants are not contingent on or subject to the satisfaction or completion of any obligation that Crescent or COI may have to CBHS, or that CBHS may have to the Company, or by any subordination of fees otherwise payable to the Company by CBHS.

    The Crescent Warrants contain provisions relating to adjustments in the number of shares covered by the Crescent Warrants and the warrant exercise price in the event of stock splits, stock dividends, mergers, reorganizations and similar transactions.

    The Crescent Warrants were recorded at $25 million upon issuance, or their approximate fair value upon execution of the Warrant Purchase Agreement in January 1997.

    PRIVATE PLACEMENT TRANSACTION

    On January 25, 1996, the Company issued 4 million shares of Common Stock (the "Shares") along with a warrant to purchase an additional 2 million shares of Common Stock (the "Warrant") pursuant to a Stock and Warrant Purchase Agreement. The Warrant entitles the holders to purchase such additional shares of Common Stock at a per share price of $26.15, subject to adjustment for certain dilutive events, and provides registration rights for the shares of Common Stock underlying the Warrant. The aggregate purchase price for the Shares and the Warrant was approximately $69.73 million. The Warrant became exercisable on January 25, 1997 and expires on January 25, 2000.

    Approximately $68.0 million of the proceeds were used to repay outstanding borrowings under the then existing credit agreement.

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

    The transaction was financed through cash on hand and borrowings under the then existing credit agreement.

    INCOME PER COMMON SHARE

    In February 1997, the FASB issued Statement No. 128 "Earnings per Share" ("FAS 128"), which is more fully described in Note 1. Income (loss) per common share under FAS 128, if applied to the years ended September 30, 1995, 1996 and 1997, is as follows:

                                                                     FOR THE YEAR ENDED
                                                                        SEPTEMBER 30,
                                                               -------------------------------
                                                                 1995       1996       1997
                                                               ---------  ---------  ---------
Income (loss) per common share--Basic:
  Income (loss) before extraordinary items...................  $   (1.54) $    1.04  $    0.17
  Net income (loss)..........................................  $   (1.54) $    1.04  $   (0.02)
Income (loss) per common share--Diluted:
  Income (loss) before extraordinary items...................  $   (1.54) $    1.02  $    0.16
  Net income (loss)..........................................  $   (1.54) $    1.02  $   (0.02)
Weighted average number of common shares outstanding (in
  thousands):
  Basic......................................................     27,870     31,014     28,781
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
  Diluted....................................................     27,870     31,596     29,474
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The difference between weighted average number of common shares outstanding for basic and diluted EPS for the years ended September 30, 1996 and 1997 related primarily to common stock equivalents computed under the treasury stock method.

    STOCK BASED COMPENSATION

    Effective October 1, 1996, the Company adopted the disclosure requirements of FAS 123. FAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards granted in fiscal 1996 and 1997. Pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma net income per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

    Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

                                                                             1996       1997
                                                                           ---------  ---------
Reported:
  Income before extraordinary items......................................  $  32,383  $   4,755
  Net income (loss)......................................................  $  32,383  $    (498)
Income (loss) per common share--primary:
  Income before extraordinary items......................................  $    1.04  $    0.16
  Net income (loss)......................................................  $    1.04  $   (0.02)
Income (loss) per common share--fully diluted:
  Income before extraordinary items......................................  $    1.04  $    0.16
  Net income (loss)......................................................  $    1.04  $   (0.02)
Pro Forma:
  Income (loss) before extraordinary items...............................  $  28,835  $  (3,721)
  Net income (loss)......................................................  $  28,835  $  (8,974)
Income (loss) per common share--primary:
  Income (loss) before extraordinary items...............................  $    0.93  $   (0.13)
  Net income (loss)......................................................  $    0.93  $   (0.31)
Income (loss) per common share--fully diluted:
  Income (loss) before extraordinary items...............................  $    0.93  $   (0.13)
  Net income (loss)......................................................  $    0.93  $   (0.31)

    The fair values of the stock options and ESPP options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                                       1996        1997
                                                                     ---------  ----------
Risk-free interest rate............................................          6%          6%
Expected life......................................................    5 years   5.5 years
Expected volatility................................................         35%         30%
Expected dividend yield............................................          0%          0%

    The weighted average fair value of options granted during fiscal 1996 and 1997 was $6.85 and $9.67, respectively.

    Stock option activity for all plans for 1995, 1996 and 1997 was as follows:

                                                                     YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------
                                                      1995                     1996                     1997
                                             -----------------------  -----------------------  -----------------------

                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE                 EXERCISE
                                              OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Balance, beginning of period...............   1,749,016   $   14.42    2,002,847   $   15.32    2,916,159   $   17.92
Granted....................................     520,000       20.95    1,749,000       19.05    1,665,166       24.24
Canceled...................................    (219,669)      23.55     (444,662)      21.20     (183,623)      20.84
Exercised..................................     (46,500)       6.09     (391,026)       6.37     (275,593)      20.26
                                             ----------               ----------               ----------
Balance, end of period.....................   2,002,847       15.32    2,916,159       17.92    4,122,109       20.13
                                             ----------               ----------               ----------
Exercisable, end of period.................   1,025,988        9.61      926,195       14.75    2,419,711       17.65
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------

    Stock options outstanding on September 30, 1997:

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-------------------------------------------------------------------------------  -----------------------
                                                      WEIGHTED
                                                       AVERAGE       WEIGHTED                 WEIGHTED
              RANGE OF                                REMAINING       AVERAGE                  AVERAGE
              EXERCISE                               CONTRACTUAL     EXERCISE                 EXERCISE
                PRICE                   OPTIONS         LIFE           PRICE      OPTIONS       PRICE
-------------------------------------  ----------  ---------------  -----------  ----------  -----------
$4.36-$18.25                           1,377,444           7.81      $   14.32    1,256,200   $   13.97
$18.31-$22.88                          1,378,166           7.68      $   20.87      870,756   $   20.84
$23.00-$31.00                          1,366,499           9.18      $   25.33      292,755   $   23.94
                                       ----------                                ----------
$4.36-$31.00                           4,122,109           8.21      $   20.13    2,419,711   $   17.65
                                       ----------                                ----------
                                       ----------                                ----------

10. INCOME TAXES

    The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                 1995       1996       1997
                                                              ----------  ---------  ---------
Income taxes currently payable:
  Federal...................................................  $      658  $   6,900  $  11,148
  State.....................................................       1,851     (1,139)     3,959
  Foreign...................................................       1,188      3,779      3,678
Deferred income taxes:
  Federal...................................................     (12,931)    15,313     (6,670)
  State.....................................................      (1,848)       807     (2,569)
  Foreign...................................................          --         35       (308)
                                                              ----------  ---------  ---------
                                                              $  (11,082) $  25,695  $   9,238
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    A reconciliation of the Company's income tax provision (benefit) to that computed by applying the statutory federal income tax rate is as follows (in thousands):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                 1995       1996       1997
                                                              ----------  ---------  ---------
Income tax provision (benefit) at federal statutory income
  tax rate..................................................  $  (18,798) $  22,483  $   8,083
State income taxes, net of federal income tax benefit.......         (16)      (216)       904
Foreign income taxes, net of federal income tax benefit.....         772      2,479      2,190
Amortization of excess reorganization value.................       9,100         --         --
Other--net..................................................      (2,140)       949     (1,939)
                                                              ----------  ---------  ---------
Income tax provision (benefit)..............................  $  (11,082) $  25,695  $   9,238
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    As of September 30, 1997, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $278 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2011 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the entire amount of the NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered.

    Components of the net deferred income tax (assets) liabilities at September 30, 1996 and 1997 are as follows (in thousands):

                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                         1996         1997
                                                                      -----------  -----------
Deferred tax liabilities:
  Insurance settlements.............................................  $        --  $     8,460
  Property and depreciation.........................................       23,970           --
  Long-term debt and interest.......................................       63,516       54,820
  ESOP..............................................................       11,616       11,112
  Other.............................................................       14,133       17,449
                                                                      -----------  -----------
    Total deferred tax liabilities..................................      113,235       91,841
                                                                      -----------  -----------
Deferred tax assets:
  Property and depreciation.........................................           --       (7,123)
  Operating loss carry forwards.....................................     (102,229)    (111,251)
  Insurance settlements.............................................       (3,649)          --
  Self-insurance reserves...........................................      (44,234)     (30,918)
  Restructuring costs...............................................      (26,695)     (22,990)
  Other.............................................................      (48,033)     (45,709)
                                                                      -----------  -----------
  Total deferred tax assets.........................................     (224,840)    (217,991)
                                                                      -----------  -----------
  Valuation allowance...............................................      123,973      124,992
                                                                      -----------  -----------
  Deferred tax assets after valuation allowance.....................     (100,867)     (92,999)
                                                                      -----------  -----------
  Net deferred tax (assets) liabilities.............................  $    12,368  $    (1,158)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1989 through 1992 and expects a report to be issued during fiscal 1998. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations, including a potential reduction in the amount of NOL carryforwards. The Company believes the examinations could result in a reduction in NOL carryforwards available to offset future taxable income.

11. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Salaries, wages and other benefits....................................  $   39,841  $   21,647
Amounts due health insurance programs.................................      27,223      14,126
Medical claims payable................................................      26,552      36,508
Interest..............................................................      20,348      19,739
Crescent Transactions.................................................          --      14,648
Other.................................................................      75,635      63,761
                                                                        ----------  ----------
                                                                        $  189,599  $  170,429
                                                                        ----------  ----------
                                                                        ----------  ----------

12. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the years ended September 30, 1995, 1996 and 1997 is as follows (in thousands):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                 1995       1996       1997
                                                               ---------  ---------  ---------
Income taxes paid, net of refunds received...................  $   4,682  $   9,299  $  18,406
Interest paid, net of amounts capitalized....................     54,302     56,248     54,378
Long-term debt assumed in connection with acquisitions.......         --     12,100         --
Initial capital contribution to CBHS, primarily property and
  equipment, less assumed liabilities........................         --         --      5,287

    The non-cash portion of unusual items for fiscal 1995 and 1996 includes the unpaid portion of the $29.8 million and $30.0 million insurance settlements that were recorded during the quarters ended March 31, 1995 and June 30, 1996, respectively. The payments of the insurance settlements are included in accounts payable and other accrued liabilities in the statement of cash flows for fiscal 1995, 1996 and 1997.

13. COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1996 and 1997 was approximately $84.3 million and $56.1 million, respectively. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During fiscal 1996 and 1997, the Company recorded reductions in malpractice claim reserves of approximately $15.3 million and $7.5 million, respectively, as a result of updated actuarial estimates. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded.

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

    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the federal False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint, alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. On the Company's motion, the Court has ordered the parties to participate in mediation of the matter. As a result of the mediation, the parties are engaged in settlement discussions which may lead to a resolution of the matter. The Company has offered to settle for $3.5 million, which the Company has accrued. The government has made a counter demand of $5.9 million plus penalties. Nonetheless, the Company and its subsidiary deny the allegations made in the Second Amended Complaint and will vigorously defend against its claims. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York (the "District Court") against nine managed behavioral healthcare organizations, including Green Spring (collectively, "Defendants"). The complaint alleges that Defendants violated Section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which Defendants purchase services from managed behavioral healthcare providers such as plaintiffs. The complaint further alleges that Defendants engaged in a group boycott to exclude mental healthcare providers from Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether plaintiffs allege that Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against Defendants in an unspecified amount and a permanent injunction prohibiting defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. In January 1997, Defendants filed a motion to dismiss the complaint. On July 21, 1997, a court-appointed magistrate judge issued a report and recommendation to the District Court recommending that Defendants' motion to dismiss the complaint with prejudice be granted. On August 5, 1997, plaintiffs filed objections to the magistrate judge's report and recommendation; such objections have not yet been heard. Green Spring intends to vigorously defend itself in this litigation. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Gerald L. McManis, a director of the Company, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm. During fiscal 1995, 1996 and 1997, MAI provided consulting services to the Company with respect to the development of strategic plans and a review of the Company's business processes. The Company incurred approximately $158,000, $274,000 and $825,000 in fees for such services during fiscal 1995, 1996 and 1997, respectively, and reimbursed MAI for approximately $21,000, $13,000 and $60,000, respectively, for expenses.

    G. Fred DiBona, Jr., a director of the Company, is a Director and the President and Chief Executive Officer of Independence Blue Cross ("IBC"), a health insurance company. As of September 30, 1997, IBC owned 12.25% of Green Spring.

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

    IBC and its affiliated entities contract with Green Spring for provider network, care management and medical review services pursuant to contractual relationships entered into on July 7, 1994 with terms of up to five years. During the period beginning December 14, 1995 through September 30, 1996 and fiscal 1997, IBC and its affiliated entities made payments to Green Spring of approximately $29.2 million and $48.0 million and owed Green Spring approximately $13.6 million at September 30, 1997. Green Spring recorded revenue of approximately $32.8 million and $47.4 million from IBC during fiscal 1996 and 1997, respectively.

    On July 7, 1994, IBC sold a subsidiary to Green Spring in exchange for a $15 million promissory note. As of September 30, 1997, $6 million remained outstanding under such promissory note and is due and payable in equal installments on July 7, 1998 and 1999.

    Darla D. Moore, a director of the Company since February 1996, is the spouse of Richard E. Rainwater, Chairman of the Board of Crescent and the largest stockholder of the Company (18.8% beneficial ownership as of October 31, 1997). Because of her relationship to Mr. Rainwater, Ms. Moore did not participate in any Board action taken with respect to the Crescent Transactions.

15. BUSINESS SEGMENT INFORMATION

    The Company operates through four principal subsidiaries engaging in (i) the managed care business, (ii) the public sector business, (iii) the healthcare franchising business and (iv) the provider business. Intersegment sales are not material. Operating profit represents net revenue less salaries, cost of care and other operating expenses, bad debt expense, depreciation, amortization, stock option expense and unusual items (excluding gains on sale of closed psychiatric hospitals) and excludes interest, net, equity in loss of CBHS, loss on Crescent Transactions, income taxes, minority interest and extraordinary items. Identifiable assets are those used in the Company's operations in each segment, excluding goodwill. Depreciation and amortization for the managed care business includes the amortization expense related to the step-up in asset basis for the acquisition of Green Spring in December 1995. Corporate assets consist primarily of cash and cash equivalents, investments and assets not employed in operations.

    Prior to fiscal 1996, the Company's managed care, public sector and healthcare franchising businesses were not material. Accordingly, no comparable segment information is presented for fiscal 1995. Operating profit for the provider segment and corporate overhead include unusual items of $36.1 million (facility closures, insurance settlement, severance, impairment loss) and $1.2 million (severance), respectively, for fiscal 1996. Operating profit for the provider segment includes unusual items of $5.7 million (facility closures, European sale termination) in fiscal 1997. See Note 6 for further information regarding unusual items. The Company classified juvenile justice facilities operations as public sector in its 1996 financial statements. Such amounts are classified as provider business in the following presentation.

                                             MANAGED       PUBLIC     HEALTHCARE
                                               CARE        SECTOR     FRANCHISING    PROVIDER    CORPORATE
                                             BUSINESS     BUSINESS     BUSINESS      BUSINESS     OVERHEAD   CONSOLIDATED
                                            ----------  ------------  -----------  ------------  ----------  ------------
1996
Net revenue...............................  $  229,859   $   70,709    $      --   $  1,044,711  $       --   $1,345,279
Operating profit..........................      16,866        6,942           --        128,400     (39,953)     112,255
Depreciation and amortization.............       9,111        2,580           --         34,201       3,032       48,924
Identifiable assets.......................     116,501       15,487           --        791,536      88,601    1,012,125
Capital expenditures......................       6,018        1,964           --         21,737       9,082       38,801

1997
Net revenue...............................  $  363,883   $   94,422    $  22,739   $    729,652  $       --   $1,210,696
Operating profit..........................      26,861        4,935       18,927        114,474     (34,123)     131,074
Depreciation and amortization.............      13,016        2,904          160         24,528       4,253       44,861
Identifiable assets.......................     137,372       24,035        2,256        286,155     331,568      781,386
Capital expenditures......................       9,183        2,245          195         18,739       2,986       33,348

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1997. The third and fourth quarters of fiscal 1996 include unusual items of approximately $34.0 million and $3.3 million, respectively. The second quarter and third quarter of fiscal 1997 include unusual items of approximately $1.4 million and ($1.0) million, respectively. The third quarter of fiscal 1997 also includes a $59.9 million loss on the Crescent Transactions. See Notes 4 and 6 for an explanation of these charges. The fourth quarter of 1997 includes increases to income before income taxes and minority interest for revenue and bad debt expense adjustments of approximately $6.4 million relating to a change in estimate for contractual allowances and allowance for doubtful accounts in the Company's provider business.

                                                                                  FISCAL QUARTERS
                                                                   ----------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                   ----------  ----------  ----------  ----------

                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Net revenue......................................................  $  295,665  $  354,953  $  346,379  $  348,282
Net income (loss)................................................       9,748      20,069      (5,722)      8,288
Net income (loss) per common share:
  Primary........................................................        0.35        0.63       (0.18)       0.26
  Fully diluted..................................................        0.35        0.59       (0.18)       0.26

1997
Net revenue......................................................  $  346,819  $  349,922  $  324,921  $  189,034
Income (loss) before extraordinary items.........................       7,141      11,892     (24,441)     10,163
Net income (loss)................................................       4,191      11,892     (26,744)     10,163
Income (loss) per common share--primary:
  Income (loss) before extraordinary items.......................        0.25        0.41       (0.85)       0.33
  Net income (loss)..............................................        0.15        0.41       (0.93)       0.33
Income (loss) per common share--fully diluted:
  Income (loss) before extraordinary items.......................        0.25        0.41       (0.85)       0.33
  Net income (loss)..............................................        0.15        0.41       (0.93)       0.33

17. SUBSEQUENT EVENTS (UNAUDITED)

ALLIED HEALTH GROUP, INC. ACQUISITION.

    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provides specialty risk-based products and administrative services to a variety of insurance companies and other customers for approximately 25 million equivalent covered lives, determined by multiplying Allied's 3.4 million members by the number of Allied's specialty products covering each member. Allied manages over 80 physician networks across the eastern United States, offering treatments services for its covered members. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid $70 million for Allied of which $50 million was paid to the sellers at closing with the remaining $20 million placed in escrow.

    The Company funded the acquisition of Allied with cash on hand and will account for the acquisition of Allied using the purchase method of accounting. The escrowed amount is payable if Allied achieves specified earnings targets during the three years following the closing. Additionally, the purchase price may be increased during the three year period by $40 million if Allied's performance exceeds specified earnings targets. The maximum purchase price payable is $110 million.

    HAI ACQUISITION. On December 4, 1997, the Company acquired the outstanding common stock of Human Affairs International, Incorporated ("HAI"), a wholly-owned subsidiary of Aetna Insurance Company of Connecticut and a unit of Aetna U.S. Healthcare ("Aetna"), for approximately $122.1 million. HAI manages the care of over 15 million covered lives through employee assistance programs and other managed behavioral healthcare plans. The Company funded the acquisition of HAI with cash on hand and will account for the acquisition of HAI using the purchase method of accounting.

    The Company may be required to make additional contingent payments of up to $300 million to Aetna (the "Contingent Payments") over the five-year period (each year a "Contract Year") subsequent to closing. The amount and timing of the Contingent Payments will be contingent upon HAI's receipt of additional covered lives, under two separate calculations. Under the first calculation, the Company may be required to pay up to $25 million per year for each of five years following the acquisition based on the net increase in "incremental lives" in specified products. Under the second calculation, the Company may be required to pay up to $35 million per year for each of five years, based on the net cumulative increase in "HMO incremental lives" in certain products. The Company expects to fund the Contingent Payments, if any, with a combination of cash on hand, future cash flows from operations and borrowing capacity under the Magellan Existing Credit Agreement.

    MERIT ACQUISITION. On October 24, 1997, the Company entered into a definitive merger agreement to acquire all of Merit's outstanding stock for approximately $458.3 million in cash plus the assumption of long-term debt. The Company estimates that the total consideration it will pay to acquire Merit will be approximately $750 million, excluding transaction costs. The Company will refinance Merit's existing debt, including $100 million in 11.50% senior subordinated notes and refinance the Magellan Outstanding Notes as part of the Merit Acquisition. The Company has a $1.3 billion commitment from a lender to provide Magellan with debt financing for the Merit Acquisition and related debt refinancing. The Company will account for the Merit Acquisition using the purchase method of accounting. Merit manages behavioral healthcare programs for approximately 800 customers across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local government agencies, and various state Medicaid programs. The transaction is subject to regulatory approval and is expected to close during the second quarter of fiscal 1998.

    GREEN SPRING MINORITY SHAREHOLDER CONVERSION. The Company expects the four minority shareholders of Green Spring to convert their ownership interests into 2,831,739 shares of Magellan common stock in accordance with the terms in the Green Spring Exchange Agreement at or before the consummation date of the Transactions. The Company will account for the Green Spring Conversion as a purchase of the minority interests in Green Spring at the fair value of the consideration paid.

18. GUARANTOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               SEPTEMBER 30, 1996
                                                      --------------------------------------------------------------------
                                                                                    MAGELLAN
                                                                                     HEALTH
                                                                                   SERVICES,
                                                                                      INC.      CONSOLIDATED
                                                       GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                                      SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                      -----------  -------------  ------------  ------------  ------------

                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                          ASSETS
Current Assets
  Cash and cash equivalents.........................   $  29,751     $  79,552     $   11,642    $       --    $  120,945
  Accounts receivable, net..........................     139,523        44,904          5,451            --       189,878
  Other current assets..............................      12,470           515         14,342            --        27,327
                                                      -----------  -------------  ------------  ------------  ------------
    Total Current Assets............................     181,744       124,971         31,435            --       338,150
Assets restricted for settlement of unpaid claims
  and other long-term liabilities...................          --        78,542         26,761            --       105,303
Property and Equipment
  Land..............................................      74,790         6,657          1,984            --        83,431
  Buildings and improvements........................     350,187        33,493          5,141            --       388,821
  Equipment.........................................     112,748        25,206          8,961            --       146,915
                                                      -----------  -------------  ------------  ------------  ------------
                                                         537,725        65,356         16,086            --       619,167
  Accumulated depreciation..........................    (111,556)      (10,313)        (4,184)           --      (126,053)
  Construction in progress..........................       1,586           621             69            --         2,276
                                                      -----------  -------------  ------------  ------------  ------------
                                                         427,755        55,664         11,971            --       495,390
Other Long-Term Assets(1)...........................      98,191       (56,176)     1,187,042    (1,155,775)       73,282
Goodwill, net.......................................      20,645        94,682         12,685            --       128,012
                                                      -----------  -------------  ------------  ------------  ------------
                                                       $ 728,335     $ 297,683     $1,269,894    $(1,155,775)  $1,140,137
                                                      -----------  -------------  ------------  ------------  ------------
                                                      -----------  -------------  ------------  ------------  ------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..................................   $  32,644     $  34,057     $   12,265    $       --    $   78,966
  Accrued liabilities and income tax payable........      57,948        55,208         76,443            --       189,599
  Current maturities of long-term debt and capital
    lease obligations...............................       2,620         3,131             --            --         5,751
                                                      -----------  -------------  ------------  ------------  ------------
    Total Current Liabilities.......................      93,212        92,396         88,708            --       274,316
Long-Term Debt and Capital Lease Obligations........    (455,333)        8,815      1,012,825            --       566,307
Deferred Income Tax Liabilities.....................          --        (4,252)        16,620            --        12,368
Reserve for Unpaid Claims...........................          --        72,494            546            --        73,040
Deferred Credits and Other Long-Term
  Liabilities(1)....................................     352,044        43,565         29,378      (385,218)       39,769
Minority interest...................................          --            --             --        52,520        52,520
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized--80,000 shares
    Issued and outstanding--33,007 shares...........       2,764          (483)         8,252        (2,281)        8,252
Committments and contingencies
Other Stockholders' Equity
  Additional paid-in capital........................     609,627        30,237        327,681      (639,864)      327,681
  Retained earnings (Accumulated deficit)...........     126,826        58,932       (129,457)     (185,758)     (129,457)
  Warrants outstanding..............................          --            --             54            --            54
  Common Stock in treasury, 4,424 shares............          --        (4,736)       (82,731)        4,736       (82,731)
  Cumulative foreign currency adjustments...........        (805)          715         (1,982)           90        (1,982)
                                                      -----------  -------------  ------------  ------------  ------------
                                                         738,412        84,665        121,817      (823,077)      121,817
                                                      -----------  -------------  ------------  ------------  ------------
                                                       $ 728,335     $ 297,683     $1,269,894    $(1,155,775)  $1,140,137
                                                      -----------  -------------  ------------  ------------  ------------
                                                      -----------  -------------  ------------  ------------  ------------

------------------------
(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

 The accompanying Notes to Condensed Consolidating Financial Statements are an
                     integral part of these balance sheets.

                 MAGELLAN HEALTH SERVICES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             SEPTEMBER 30, 1997
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------

                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                         ASSETS
Current Assets
  Cash and cash equivalents.......................   $ 102,419     $  62,326     $  208,133    $       --    $  372,878
  Accounts receivable, net........................      46,652        60,185          1,161            --       107,998
  Other current assets............................       2,346        10,215         13,601            --        26,162
                                                    -----------  -------------  ------------  ------------  ------------
    Total Current Assets..........................     151,417       132,726        222,895            --       507,038
Assets restricted for settlement of unpaid claims
  and other long-term liabilites..................          --        71,501         16,031            --        87,532
Property and Equipment
  Land............................................       5,406         5,389            872            --        11,667
  Buildings and improvements......................      35,789        31,517          2,868            --        70,174
  Equipment.......................................      19,704        35,023          8,992            --        63,719
                                                    -----------  -------------  ------------  ------------  ------------
                                                        60,899        71,929         12,732            --       145,560
  Accumulated depreciation........................     (15,168)      (17,288)        (4,582)           --       (37,038)
  Construction in progress........................           4           611             77            --           692
                                                    -----------  -------------  ------------  ------------  ------------
                                                        45,735        55,252          8,227            --       109,214
Investment in CBHS................................      16,878            --             --            --        16,878
Deferred Income Taxes.............................          --         4,428         (3,270)           --         1,158
Other Long-Term Assets (1)........................     114,642        (5,757)       978,588    (1,027,907)       59,566
Goodwill, net.....................................      17,966        96,268             --            --       114,234
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 346,638     $ 354,418     $1,222,471    $(1,027,907)  $  895,620
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................   $  23,057     $  17,097     $    5,192    $       --    $   45,346
  Accrued liabilities and income tax payable......      27,800        73,586         69,043            --       170,429
  Current maturities of long-term debt and capital
    lease obligations.............................         466         3,135             --            --         3,601
                                                    -----------  -------------  ------------  ------------  ------------
    Total Current Liabilities.....................      51,323        93,818         74,235            --       219,376
Long-Term Debt and Capital Lease Obligations......    (793,325)        3,913      1,181,105            --       391,693
Reserve for Unpaid Claims.........................          --        56,339         (7,226)           --        49,113
Deferred Credits and Other Long-Term Liabilities
(1)...............................................       8,393         6,290       (183,893)      185,320        16,110
Minority interest.................................          --            --             --        61,078        61,078
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized--80,000 shares Issued and
    outstanding 33,439 shares.....................       2,752          (483)         8,361        (2,269)        8,361
Commitments and contingencies
Other Stockholders' Equity
  Additional paid-in capital......................   1,000,935       125,624        340,645    (1,126,559)      340,645
  Retained earnings (Accumulated deficit).........      76,035        71,317       (129,955)     (147,352)     (129,955)
  Warrants outstanding............................          --            --         25,050            --        25,050
  Common Stock in treasury 4,424 shares...........          --            --        (82,731)           --       (82,731)
  Cumulative foreign currency adjustments.........         525        (2,400)        (3,120)        1,875        (3,120)
                                                    -----------  -------------  ------------  ------------  ------------
                                                     1,080,247       194,058        158,250    (1,274,305)      158,250
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 346,638     $ 354,418     $1,222,471    $(1,027,907)  $  895,620
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                             SEPTEMBER 30, 1995
                                                    ---------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                  SERVICES,
                                                                                    INC.       CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR      (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)     ENTRIES        TOTAL
                                                    -----------  -------------  -------------  ------------  ------------
                                                                               (IN THOUSANDS)
Net revenue.......................................   $1,099,039    $  79,702      $  (2,792)    $  (24,213)   $1,151,736
Costs and expenses
  Salaries, cost of care and other operating
    expenses......................................     789,850        74,449         22,934        (23,635)      863,598
  Bad debt expense................................      91,945         2,088         (2,011)            --        92,022
  Depreciation and amortization...................      35,769         2,073            823           (578)       38,087
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets...          --            --         26,000             --        26,000
  Interest, net...................................     (32,975)           32         88,180             --        55,237
  ESOP expense....................................      55,497            70         17,960             --        73,527
  Stock option expense............................          --            --           (467)            --          (467)
  Unusual items...................................      26,640         3,957         26,840             --        57,437
                                                    -----------  -------------  -------------  ------------  ------------
                                                       966,726        82,669        180,259        (24,213)    1,205,441
                                                    -----------  -------------  -------------  ------------  ------------

Income (loss) before income taxes and equity in
  earnings (loss) of subsidiaries.................     132,313        (2,967)      (183,051)            --       (53,705)
Provision for (benefit from) income taxes.........       6,139        (2,418)       (14,803)            --       (11,082)
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before equity in earnings (loss) of
  subsidiaries....................................     126,174          (549)      (168,248)            --       (42,623)
Equity in earnings (loss) of continuing
  subsidiaries....................................       3,680            --        125,285       (129,305)         (340)
                                                    -----------  -------------  -------------  ------------  ------------
Net income (loss).................................   $ 129,854     $    (549)     $ (42,963)    $ (129,305)   $  (42,963)
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------


                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Cash provided by (used in) operating activities...   $  82,863     $  28,223      $ (15,466)    $       --    $   95,620
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures............................     (17,729)       (1,177)        (1,318)            --       (20,224)
  Acquisition of businesses.......................     (57,882)       (4,098)            --             --       (61,980)
  Increase in assets restricted for the settlement
    of unpaid claims..............................          --       (16,713)        (2,893)            --       (19,606)
  Proceeds from the sale of assets................          --            --          5,879             --         5,879
  Other...........................................      (1,050)           --             --             --        (1,050)
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) investing activities...     (76,661)      (21,988)         1,668             --       (96,981)
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt..............      28,869            --             --             --        28,869
  Payments on debt and capital lease
    obligations...................................     (46,202)          (31)          (546)            --       (46,779)
  Purchases of treasury stock.....................          --        (4,531)          (818)            --        (5,349)
  Cash flows from other financing activities......          --            --            531             --           531
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) financing activities...     (17,333)       (4,562)          (833)            --       (22,728)
                                                    -----------  -------------  -------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (11,131)        1,673        (14,631)            --       (24,089)
Cash and cash equivalents at beginning of
  period..........................................      71,850         8,606         49,147             --       129,603
                                                    -----------  -------------  -------------  ------------  ------------
Cash and cash equivalents at end of period........   $  60,719     $  10,279      $  34,516     $       --    $  105,514
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                  MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                             SEPTEMBER 30, 1996
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------

                                                                               (IN THOUSANDS)
Net revenue.......................................   $1,012,448    $ 349,910     $      975    $  (18,054)   $1,345,279
Costs and expenses
  Salaries, cost of care and other operating
    expenses......................................     767,317       300,919         14,263       (18,054)    1,064,445
  Bad debt expense................................      76,784         5,379           (693)           --        81,470
  Depreciation and amortization...................      35,801        11,969          1,154            --        48,924
  Interest, net...................................     (42,935)       (1,038)        91,990            --        48,017
  Stock option expense............................          --            --            914            --           914
  Unusual items...................................       4,897         1,265         31,109            --        37,271
                                                    -----------  -------------  ------------  ------------  ------------
                                                       841,864       318,494        138,737       (18,054)    1,281,041
                                                    -----------  -------------  ------------  ------------  ------------
Income (loss) before income taxes and equity in
  earnings (loss) of subsidiaries.................     170,584        31,416       (137,762)           --        64,238
Provision for (benefit from) income taxes.........     (14,543)        9,317         30,921            --        25,695
                                                    -----------  -------------  ------------  ------------  ------------
Income (loss) before equity in earnings (loss) of
  subsidiaries....................................     185,127        22,099       (168,683)           --        38,543
Equity in earnings (loss) of continuing
  subsidiaries....................................        (997)       (4,772)       201,066       201,457        (6,160)
                                                    -----------  -------------  ------------  ------------  ------------
Net income (loss).................................   $ 184,130     $  17,327     $   32,383    $ (201,457)   $   32,383
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Cash provided by operating activities.............   $   8,028     $  67,865     $   25,973    $       --    $  101,866
                                                    -----------  -------------  ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures............................     (27,543)       (5,687)        (5,571)           --       (38,801)
  Acquisition of businesses.......................        (820)       35,792        (85,890)           --       (50,918)
  Increase in assets restricted for the settlement
    of unpaid claims..............................          --       (28,543)        10,811            --       (17,732)
  Proceeds from the sale of assets................       2,663         2,585             --            --         5,248
                                                    -----------  -------------  ------------  ------------  ------------
Cash provided by (used in) investing activities...     (25,700)        4,147        (80,650)           --      (102,203)
                                                    -----------  -------------  ------------  ------------  ------------
Cash Flows from Financing Activities:
  Payments on debt and capital lease
    obligations...................................     (13,296)       (4,539)       (68,000)           --       (85,835)
  Proceeds from the issuance of debt..............          --         1,800        103,000            --       104,800
  Proceeds from the issuance of common stock, net
    of issuance costs.............................          --            --         68,573            --        68,573
  Purchase of treasury stock......................          --            --        (73,493)           --       (73,493)
  Income tax payments made on behalf of stock
    optionee......................................          --            --         (1,678)           --        (1,678)
  Proceeds from exercise of stock options &
    warrants......................................          --            --          3,401            --         3,401
                                                    -----------  -------------  ------------  ------------  ------------
Cash provided by (used in) financing activities...     (13,296)       (2,739)        31,803            --        15,768
                                                    -----------  -------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (30,968)       69,273        (22,874)           --        15,431
Cash and cash equivalents at beginning of
  period..........................................      60,719        10,279         34,516            --       105,514
                                                    -----------  -------------  ------------  ------------  ------------
Cash and cash equivalents at end of period........   $  29,751     $  79,552     $   11,642    $       --    $  120,945
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

                         MAGELLAN HEALTH SERVICES, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                             SEPTEMBER 30, 1997
                                                    ---------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                  SERVICES,
                                                                                    INC.       CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR      (PARENT     ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES SUBSIDIARIES   CORPORATION)     ENTRIES        TOTAL
                                                    -----------  -------------  -------------  ------------  ------------

                                                                               (IN THOUSANDS)

Net revenue.......................................   $ 733,604     $ 477,186      $     865     $     (959)   $1,210,696
Costs and expenses
    Salaries, cost of care and other operating
      expenses....................................     543,297       399,726         36,449           (959)      978,513
    Bad debt expense..............................      42,427         4,228           (444)            --        46,211
    Depreciation and amortization.................      26,194        15,695          2,972             --        44,861
    Interest, net.................................     (60,735)       (2,372)       108,484             --        45,377
    Stock option expense..........................          --            --          4,292             --         4,292
    Equity in loss of CBHS........................       8,122            --             --             --         8,122
    Loss on Crescent Transactions.................      13,684            14         46,170             --        59,868
    Unusual items.................................      (1,188)           --          1,545             --           357
                                                    -----------  -------------  -------------  ------------  ------------
                                                       571,801       417,291        199,468           (959)    1,187,601
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before income taxes, equity in
  earnings (loss) of subsidiaries and
  extraordinary items.............................     161,803        59,895       (198,603)            --        23,095
Provision for (benefit from) income taxes.........       8,424         8,929         (8,115)            --         9,238
                                                    -----------  -------------  -------------  ------------  ------------

Income (loss) before equity in earnings (loss) of
  subsidiaries and extraordinary items............     153,379        50,966       (190,488)            --        13,857
Equity in earnings (loss) of continuing
  subsidiaries....................................        (930)       (7,985)       195,243       (195,430)       (9,102)
                                                    -----------  -------------  -------------  ------------  ------------
Income (loss) before extraordinary item...........     152,449        42,981          4,755       (195,430)        4,755
Extraordinary item--loss on early extinguishment
  of debt (net of income tax benefit of $3,503)...      (2,103)           --         (5,253)         2,103        (5,253)
                                                    -----------  -------------  -------------  ------------  ------------
Net income (loss).................................   $ 150,346     $  42,981      $    (498)    $ (193,327)   $     (498)
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Cash provided by (used in) operating activities...   $  58,324     $   9,964      $   5,311     $       --    $   73,599
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Investing Activities:
    Capital expenditures..........................     (18,300)      (13,225)        (1,823)            --       (33,348)
    Acquisitions and investments in businesses,
      net of cash acquired........................     (37,066)      (13,186)          (624)            --       (50,876)
    Decrease (increase) in assets restricted for
      the settlement of unpaid claims.............          --         4,652         12,557             --        17,209
    Proceeds from the sale of assets..............      18,270            --             --             --        18,270
    Proceeds from the sale of property and
      equipment to Crescent and CBHS..............     196,066            --        184,359             --       380,425
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) investing activities...     158,970       (21,759)       194,469             --       331,680
                                                    -----------  -------------  -------------  ------------  ------------
Cash Flows from Financing Activities:
    Payments on debt and capital lease
      obligations.................................    (273,060)       (5,431)      (111,763)            --      (390,254)
    Proceeds from the issuance of debt............     128,434            --         75,209             --       203,643
    Proceeds from the exercise of stock options &
      warrants....................................          --            --          8,265             --         8,265
    Proceeds from the issuance of warrants to
      Crescent and COI............................          --            --         25,000             --        25,000
                                                    -----------  -------------  -------------  ------------  ------------
Cash provided by (used in) financing activities...    (144,626)       (5,431)        (3,289)            --      (153,346)
                                                    -----------  -------------  -------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................      72,668       (17,226)       196,491             --       251,933
Cash and cash equivalents at beginning of
  period..........................................      29,751        79,552         11,642             --       120,945
                                                    -----------  -------------  -------------  ------------  ------------
Cash and cash equivalents at end of period........   $ 102,419     $  62,326      $ 208,133     $       --    $  372,878
                                                    -----------  -------------  -------------  ------------  ------------
                                                    -----------  -------------  -------------  ------------  ------------

     The accompanying Notes to Condensed Consolidating Financial Statements
                   are an integral part of these statements.

NOTES TO THE CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    General--These condensed consolidating financial statements reflect the Guarantors under the Magellan Outstanding Notes as of 9/30/97 (the "Guarantor"). The direct and indirect Guarantors are wholly owned by the Company or a Guarantor of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantee, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantor, and the separate financial statements are deemed not material to investors.

    Distributions--There are no restrictions on the ability of the Guarantors to make distributions to the Company.

    Transfers from Guarantors to Nonguarantors--The Magellan Existing Credit Agreement permits the Company to contribute certain assets to joint ventures that conduct a healthcare business, provided that certain conditions are satisfied and that the aggregate fair market value of all such assets contributed to joint ventures with respect to which the Company and its wholly-owned subsidiaries have less than 50% of the equity interests or do not control such joint ventures does not exceed $35 million. Furthermore, the Magellan Existing Credit Agreement permits the Company and its Subsidiaries to make investments in controlled joint ventures up to $35 million plus the amount permitted but not used for uncontrolled joint ventures. The indenture related to the Magellan Outstanding Notes also contains provisions that permit the Company and its Restricted Subsidiaries (as defined in the indenture for the Magellan Outstanding Notes) to make investments in non-guarantors subject to limits.

    The Company intends to make investments in Permitted Non-Control Investments (as defined in the Magellan Existing Credit Agreement) and Permitted Non-Guarantor Transactions (as defined in the Magellan Existing Credit Agreement) to the extent it believes doing so will be consistent with its business strategy. To the extent the Company or its Restricted Subsidiaries make investments of the type described above, the assets available for debt payments and guarantee obligations could be diminished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE MEMBERS OF
  CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

    We have audited the accompanying consolidated balance sheet of Charter Behavioral Health Systems, LLC (a Delaware limited liability corporation) and subsidiaries as of September 30, 1997 and the related consolidated statement of operations, changes in members' capital and cash flows for the period June 17, 1997 to September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Behavioral Health Systems, LLC and subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for the period June 17, 1997 to September 30, 1997 in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

ATLANTA, GEORGIA
NOVEMBER 14, 1997

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                     ASSETS

Current Assets:
  Cash and cash equivalents.......................................................  $  23,443
  Accounts receivable, less allowance for doubtful accounts of $17,605............    107,961
  Accounts receivable due from Magellan...........................................      5,090
  Supplies........................................................................      2,313
  Prepaid expenses................................................................      9,385
  Other current assets............................................................        345
                                                                                    ---------
      Total Current Assets........................................................    148,537

Property and Equipment:
  Buildings and improvements......................................................     11,879
  Equipment.......................................................................      7,121
                                                                                    ---------
                                                                                       19,000
  Accumulated depreciation........................................................       (662)
                                                                                    ---------
                                                                                       18,338
  Construction in progress........................................................         86
                                                                                    ---------
      Total Property and Equipment................................................     18,424
                                                                                    ---------

Other long-term assets............................................................      6,471
Goodwill, net of accumulated amortization of $3...................................        286
Deferred financing fees, net of accumulated amortization of $115..................      1,876
                                                                                    ---------
                                                                                    $ 175,594
                                                                                    ---------
                                                                                    ---------

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                        LIABILITIES AND MEMBERS' CAPITAL

Current Liabilities:
  Accounts payable................................................................  $  34,864
  Accrued liabilities.............................................................     33,578
  Current maturities of long-term debt and capital lease obligations..............         55
                                                                                    ---------
      Total Current Liabilities...................................................     68,497

Long-Term Debt and Capital Lease Obligations......................................     65,860

Deferred Rent.....................................................................      4,759

Reserve for Unpaid Claims.........................................................      2,686

Minority Interest and Other Long-Term Liabilities.................................         36

Members' Capital:
  Preferred interests.............................................................     35,000
  Common interests................................................................     15,000
  Accumulated deficit.............................................................    (16,244)
                                                                                    ---------
      Total Members' Capital......................................................     33,756
                                                                                    ---------
                                                                                    $ 175,594
                                                                                    ---------
                                                                                    ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of this balance sheet.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

Net revenue.......................................................................  $ 213,730
                                                                                    ---------
Costs and expenses:
  Salaries, supplies and other operating expenses.................................    170,619
  Franchise fees--Magellan........................................................     22,739
  Crescent lease expense..........................................................     16,919
  Bad debt expense................................................................     17,437
  Depreciation and amortization...................................................        668
  Interest, net...................................................................      1,592
                                                                                    ---------
      Total costs and expenses....................................................    229,974
                                                                                    ---------
Net loss..........................................................................  $ (16,244)
                                                                                    ---------
                                                                                    ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                   FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                             PREFERRED INTERESTS        COMMON INTERESTS
                                                                                                                   TOTAL
                                           -----------------------  ------------------------    ACCUMULATED       MEMBERS'
                                              COI       MAGELLAN       COI       MAGELLAN         DEFICIT         CAPITAL
                                           ---------  ------------  ---------  -------------  ----------------  ------------
Additions (Deductions):
  Issuance of cumulative redeemable
    preferred interest...................  $  17,500   $   17,500   $      --    $      --       $       --      $   35,000
  Capital contributions..................         --           --       7,500        7,500               --          15,000
  Net loss...............................         --           --          --           --          (16,244)        (16,244)
                                           ---------  ------------  ---------       ------         --------     ------------
Balances, September 30, 1997.............  $  17,500   $   17,500   $   7,500    $   7,500       $  (16,244)     $   33,756
                                           ---------  ------------  ---------       ------         --------     ------------
                                           ---------  ------------  ---------       ------         --------     ------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

Cash Flows From Operating Activities
  Net loss.......................................................................  $ (16,244)
                                                                                   ---------
    Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sale of assets.......................................................       (355)
    Depreciation and amortization................................................        668
    Non-cash interest expense....................................................        115
    Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
      Accounts receivable, net...................................................    (98,504)
      Account receivable due from Magellan.......................................     (5,090)
      Other current assets.......................................................     (5,089)
      Other long-term assets.....................................................     (4,565)
      Accounts payable and accrued liabilities...................................     53,458
      Accrued interest payable...................................................        333
      Deferred rent..............................................................      4,759
      Reserve for unpaid claims..................................................      2,686
      Other liabilities..........................................................         (3)
                                                                                   ---------
      Total adjustments..........................................................    (51,587)
                                                                                   ---------
          Net cash used in operating activities..................................    (67,831)
                                                                                   ---------
Cash Flows From Investing Activities
    Capital expenditures.........................................................       (149)
    Purchase of information systems equipment from Magellan......................     (5,000)
    Purchase of net assets from Magellan.........................................    (11,288)
                                                                                   ---------
          Net cash used in investing activities..................................    (16,437)
                                                                                   ---------
Cash Flows From Financing Activities
    Payments on debt and capital lease obligations...............................        (16)
    Proceeds from issuance of debt, net of issuance costs........................     98,009
    Proceeds from capital contributions--COI.....................................      7,500
    Proceeds from capital contributions--Magellan................................      2,218
                                                                                   ---------
          Net cash provided by financing activities..............................    107,711
                                                                                   ---------
Net increase in cash and cash equivalents........................................     23,443
Cash and cash equivalents at beginning of period.................................     --
                                                                                   ---------
Cash and cash equivalents at end of period.......................................  $  23,443
                                                                                   ---------
                                                                                   ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of Charter Behavioral Health Systems, LLC, a Delaware limited liability corporation, ("CBHS" or the "Company") include the accounts of the Company and its subsidiaries except where control is temporary or does not rest with the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company provides behavioral healthcare services in the United States. The Company's principal services include inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment and residential services.

    On June 17, 1997, the Company began operations pursuant to a series of transactions (the "Crescent Transactions") between Magellan Health Services, Inc. ("Magellan"), Crescent Real Estate Equities Limited Partnership ("Crescent") and Crescent Operating, Inc., an affiliate of Crescent ("COI"). The Crescent Transactions provided for the following:

    - Magellan sold to Crescent 80 behavioral healthcare facilities (76 operating and four held for sale) ("Purchased Facilities") and related medical office buildings formerly operated by Magellan.

    - Magellan and COI formed the Company to operate the Purchased Facilities and the Contributed Facilities (defined below) (together the "Facilities"). The Company is owned equally by Magellan and COI.

    - Magellan contributed to the Company certain property and intangible rights used in connection with the Facilities in exchange for its equity interest in CBHS. The property that was contributed by Magellan included five acute care psychiatric hospitals and other ancillary facilities that Magellan leased from third parties (together the "Contributed Facilities"). The Company also purchased certain assets from Magellan relating to Magellan's information systems subsidiary for $5 million.

    - CBHS entered into a service agreement with Magellan pursuant to which the Company manages Magellan's interest in certain joint ventures with unaffiliated third parties, including joint ventures that operate or manage ten behavioral healthcare facilities. Magellan is the general partner or managing entity of such joint ventures.

    - CBHS leased the Purchased Facilities from Crescent under a 12-year lease (subject to renewal). CBHS pays annual base rent to Crescent, which is initially $41.7 million and increases at 5% compounded annually (See Note
      2).

    - CBHS and certain of its subsidiaries entered into franchise agreements with Magellan pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols and pay to Magellan annual franchise fees, subject to increase, of approximately $78.3 million (See
      Note 7). The franchise fees due Magellan are subordinate to the payment of rent due Crescent.

    - Both Magellan and COI contributed an additional $2.5 million in cash to the capital of CBHS. In addition, each made a commitment to loan CBHS up to $17.5 million, for a period of 5 years. Such loans were made to CBHS by each for $17.5 million ("Member Loans") and, effective September 30, 1997, were converted to cumulative redeemable preferred interests (See Note 8).

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET REVENUE

    Patient net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

ADVERTISING COSTS

    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $6.4 million for the 106 days ended September 30, 1997.

CHARITY CARE

    The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the 106 days ended September 30, 1997, the Company provided, at its established billing rates, approximately $5.3 million of such care.

INTEREST, NET

    The Company records interest expense net of interest income. Interest income for the 106 days ended September 30, 1997 was approximately $0.2 million.

CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

CONCENTRATION OF CREDIT RISK

    Accounts receivable from patient revenue subject the Company to a concentration of credit risk with third party payors that include insurance companies, managed healthcare organizations and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally 10 to 30 years for buildings and improvements and three to ten years for equipment. Depreciation expense was $0.7 million for the 106 days ended September 30, 1997.

INTANGIBLE ASSETS

    Intangible assets are composed principally of goodwill and deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 years. Deferred financing costs are the costs incurred by the Company to obtain its revolving credit agreement (See Note 2), and are amortized over the term of the related agreement (5 years).

    The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company during the 106 days ended September 30, 1997.

2. LONG-TERM DEBT AND LEASE OBLIGATIONS

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 is as follows (in thousands):

                                                                                 SEPTEMBER 30,
                                                                                     1997
                                                                                 -------------
Revolving Credit Agreement due through 2002 (6.906% to 6.938%).................    $  65,000
10.5% Capital lease obligations due through 2007...............................          915
                                                                                 -------------
                                                                                      65,915
  Less amounts due within one year.............................................           55
                                                                                 -------------
                                                                                   $  65,860
                                                                                 -------------
                                                                                 -------------

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1997 are as follows (in thousands): 1998--$55; 1999--$62; 2000--$68; 2001--$76 and
2002--$65,084.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

2. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
REVOLVING CREDIT AGREEMENTS

    On June 17, 1997, the Company entered into a Credit Agreement (the "Revolving Credit Agreement") with certain financial institutions for a five-year senior secured revolving credit facility in an aggregate committed amount of $100 million.

    The maximum amount allowed to be borrowed under the Revolving Credit Agreement is based on a working capital calculation. At September 30, 1997, the Company had approximately $4.3 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement is secured by the tangible and intangible personal property, including accounts receivable, owned by the Company.

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

COVENANTS

    The Revolving Credit Agreement contains a number of restrictive covenants, which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combinations. The Revolving Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Revolving Credit Agreement at September 30, 1997. Budget projections prepared by management for the fiscal year ending September 30, 1998 estimate that the Company will be in compliance with all debt covenants under the Revolving Credit Agreement during fiscal 1998. Management believes that its budget projections for fiscal 1998 are reasonable and achievable, however, there can be no assurances that such projections will be achieved. If the Company were to fail to achieve such budget projections during fiscal 1998, the Company could become in noncompliance with certain debt covenants resulting in an event of default under the Revolving Credit Agreement.

CRESCENT LEASE

    The Company leases the Purchased Facilities from Crescent under an initial twelve year lease term with four renewal terms of five years each. The lease requires the Company to pay all maintenance, property tax and insurance costs.

    The base rent for the first year of the initial term is $41.7 million and increases at 5% compounded annually. The Company accounts for the Crescent Lease as an operating lease and accordingly, records base rent expense on a straight-line basis over the lease term. The Company is required to pay Crescent in each lease year additional rent of $20.0 million, $10.0 million of which must be used for capital expenditures each year and $10.0 million can be used to pay property taxes, insurance premiums and franchise fees. Such additional rent amounts are included in the future minimum lease payments disclosed below.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

2. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
OTHER LEASES

    The Company also leases certain of its operating facilities, other than the Purchased Facilities. The book value of capital leased assets was approximately $4.5 million at September 30, 1997. The leases, which expire at various dates through 2027, generally require the Company to pay all maintenance, property tax and insurance costs.

    At September 30, 1997, aggregate amounts of future minimum payments under operating leases were as follows: 1998--$65.4 million; 1999--$66.4 million; 2000--$67.6 million; 2001--$69.5 million; 2002-- $71.8 million; subsequent to
2002--$556.0 million.

    Rent expense for the 106 days ended September 30, 1997 was $20.4 million.

3. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                                 SEPTEMBER 30,
                                                                                     1997
                                                                                 -------------
Salaries and wages.............................................................    $  18,220
Property taxes.................................................................        4,874
Interest.......................................................................          333
Other..........................................................................       10,151
                                                                                 -------------
                                                                                   $  33,578
                                                                                 -------------
                                                                                 -------------

4. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the 106 days ended September 30, 1997 is as follows (in thousands):

                                                                               106 DAYS ENDED
                                                                                SEPTEMBER 30,
                                                                                    1997
                                                                               ---------------
Interest paid................................................................     $   1,291
Non-cash transactions:
  Exchange of debt for cumulative preferred interest--COI....................        17,500
  Exchange of debt for cumulative preferred interest--Magellan...............        17,500
  Initial capital contribution from Magellan, primarily property and
    equipment less assumed liabilities.......................................         5,282
  Account receivable for the sale of facility................................           386

5. DIVESTITURES

    On September 30, 1997, the Company sold the operations of a 60 bed behavioral healthcare hospital for $422,000. Proceeds from the sale were not received until October 2, 1997. The transaction resulted in a gain of $355,000.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

6. BENEFITS PLANS

    The Company has a defined contribution retirement plan (the "CBHS 401-K Plan"). Employee participants can elect to voluntarily contribute up to 15% of their compensation to the CBHS 401-K Plan. The Company will make contributions to the CBHS 401-K Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation.

7. FRANCHISE FEES--MAGELLAN

    The Company and certain of its subsidiaries entered into franchise agreements with Magellan pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols. The franchise agreements provide, among other things, that:

    - Magellan agrees to use its commercially reasonable best efforts, subject to applicable law, to cause such subsidiaries to have "preferred provider" status in connection with Magellan's managed behavioral healthcare business on a basis substantially consistent with existing agreements for such business.

    - Magellan agrees to operate or provide a toll free "800" telephone number, and call center as a means of assisting customers to locate the places of business of franchisees.

    - Franchisees were granted a right to a defined territory to engage in the business of providing behavioral healthcare business, as defined.

    - Magellan will provide franchisees with the following assistance: (i) advertising and marketing assistance including consultation, access to media buying programs and access to broadcast and other advertising materials produced by Magellan from time to time for franchisees; (ii) risk management services, including risk financial planning, loss control and claims management; (iii) outcomes monitoring; (iv) national and regional contracting services; and (v) consultation by telephone or at the Magellan offices with respect to matters relating to the franchisee's business in which Magellan has expertise, including reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

        Franchise fees payable by the Company are the greater of (i) $78.3 million, subject to increases for inflation; or (ii) $78.3 million, plus 3% of gross revenues over $1 billion and not exceeding $1.2 billion and 5% of gross revenues over $1.2 billion.

        The initial term of the franchise agreements is 12 years with four renewal terms of five years each.

8. CUMULATIVE REDEEMABLE PREFERRED INTEREST

    Effective September 30, 1997, Magellan and COI each agreed to exchange their respective Member Loans for cumulative redeemable preferred interest ("Preferred Interest") in the Company. The Preferred Interest is callable in whole at the Company's option on or after April 1, 1998, at an amount equal to the initial amount plus all accrued dividends thereon. Each holder of Preferred Interest receives preferential allocation of the Company's profits computed at 10% per annum on a cumulative basis, compounded monthly. In addition, each Preferred Interest has a similar preferred position in the event of dissolution of the Company.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

9. COMMITMENTS AND CONTINGENCIES

    The Company carries general and professional liability insurance from an unrelated commercial insurance carrier with a self insured retention of $1.5 million per occurrence and $8.8 million in the aggregate, on a claims made basis. In addition, the Company has an umbrella policy with coverage up to $125 million per occurrence and in the aggregate.

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

10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    John C. Goff is the Chairman of CBHS and the Vice Chairman of both Crescent and COI.

    As part of the Crescent Transactions, (i) certain items of working capital were purchased from Magellan and (ii) the Company agreed to collect Magellan's patient accounts receivable outstanding as of the closing date for a fee of 5% of cash collections. Included in net revenues for the 106 days ended September 30, 1997 are approximately $5.0 million of collection fee revenues.

    The Company has a receivable due from Magellan as of September 30, 1997 of approximately $5.1 million. This receivable results from (i) amounts due for the management of Magellan's joint ventures, (ii) amounts due for the collection fee on Magellan's patient account receivable and (iii) a receivable for the settlement of working capital related matters.

            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS--MAGELLAN
                                 (IN THOUSANDS)

                                                                                             CHARGED TO
                                                                   BALANCE AT   CHARGED TO     OTHER                     BALANCE AT
                                                                   BEGINNING    COSTS AND    ACCOUNTS--   DEDUCTIONS--     END OF
                         CLASSIFICATION                            OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE       PERIOD
-----------------------------------------------------------------  ----------   ----------   ----------   ------------   ----------
Year ended September 30, 1995:
  Allowance for doubtful accounts................................   $43,555     $ 92,022(D)  $ 21,393(A)   $111,021(B)    $48,741
                                                                                                2,792(C)
                                                                   ----------   ----------   ----------   ------------   ----------
                                                                     43,555       92,022     $ 24,185      $111,021       $48,741
                                                                   ----------   ----------   ----------   ------------   ----------
                                                                   ----------   ----------   ----------   ------------   ----------
Year ended September 30, 1996:
  Allowance for doubtful accounts................................   $48,741     $ 81,470(D)  $ 22,761(A)   $103,236(B)    $50,548
                                                                                                  812(C)
                                                                   ----------   ----------   ----------   ------------   ----------
                                                                    $48,741     $ 81,470     $ 23,573      $103,236       $50,548
                                                                   ----------   ----------   ----------   ------------   ----------
                                                                   ----------   ----------   ----------   ------------   ----------
Year ended September 30, 1997:
  Allowance for doubtful accounts................................   $50,548     $ 46,211(D)  $ 19,373(A)   $ 89,114(B)    $40,311
                                                                                  21,400(E)                   5,164(F)
                                                                                                              2,943(G)
                                                                   ----------   ----------   ----------   ------------   ----------
                                                                    $50,548     $ 67,611     $ 19,373      $ 97,221       $40,311
                                                                   ----------   ----------   ----------   ------------   ----------
                                                                   ----------   ----------   ----------   ------------   ----------

------------------------

(A) Recoveries of accounts receivable previously written off.

(B) Accounts written off.

(C) Allowance for doubtful accounts assumed in acquisitions.

(D) Bad debt expense.

(E) Accounts receivable collection fees included in loss on Crescent
    Transactions.

(F) Accounts receivable collection fees payable to CBHS and outside vendors.

(G) Amounts reclassified to contractual allowances.