Form 10-Q
period 1997-12-31
MAGELLAN HEALTH SERVICES INC
filed 1998-02-17
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________________________ TO
                            ________________________
    COMMISSION FILE NO. 1-6639

                         MAGELLAN HEALTH SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                       58-1076937
 (State or other jurisdiction          (I.R.S. Employer
              of                     Identification No.)
incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___No ___

    The number of shares of the Registrant's Common Stock outstanding as of January 31, 1998, was 30,543,065.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------

Allied Specialty Care Services, Inc.              Florida             58-1761155  3106 Commerce Pkwy.
                                                                                  Miramar, FL 33025
                                                                                  (800) 789-4618

Behavioral Health Systems of Indiana, Inc.        Indiana             35-1990127  3414 Peachtree
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Behavioral Healthcare Solutions, Inc.             Delaware            87-0552566  10150 S. Centennial Pkwy.
                                                                                  Sandy. UT 84070
                                                                                  (801) 256-7300

Beltway Community Hospital, Inc.                  Texas               58-1324281  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Blue Grass Physician                              Kentucky            66-1294402  3414 Peachtree Rd. N.E.
  Management Group, Inc.                                                          Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

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

CCM, Inc.                                         Nevada              58-1662418  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

CMCI, Inc.                                        Nevada              88-0224620  1061 East Flamingo Road
                                                                                  Suite One
                                                                                  Las Vegas, NV 89119
                                                                                  (702) 737-0282

CMFC, Inc.                                        Nevada              88-0215629  1061 East Flamingo Road
                                                                                  Suite One
                                                                                  Las Vegas, NV 89119
                                                                                  (702) 737-0282

CPS Associates, Inc.                              Virginia            58-1761039  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Advantage, LLC                            Delaware            58-2292977  3414 Peachtree Rd. N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Alvarado Behavioral Health System, Inc.   California          58-1394959  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Asheville Behavioral                      North Carolina      58-2097827  3414 Peachtree Rd. N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

The Charter Arbor Indy Behavioral                 Delaware            58-2265776  3414 Peachtree Rd. N.E.
  Health System, LLC                                                              Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter Augusta Behavioral                        Georgia             58-1615676  3414 Peachtree Rd. N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Bay Harbor Behavioral                     Florida             58-1640244  3414 Peachtree Rd. N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

The Charter Beacon Behavioral                     Delaware            35-1994155  3414 Peachtree Rd., N.E.
  Health System, LLC                                                              Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Behavioral Corporation                    Delaware            91-1819015  1061 E. Flamingo Rd.
                                                                                  Suite One
                                                                                  Las Vegas, NV 89119
                                                                                  (702) 737-0282

Charter Behavioral Health System at Fair Oaks,    New Jersey          58-2097832  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  Maryland            52-1866212  3414 Peachtree Rd., N.E.
  at Hidden Brook, Inc.                                                           Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System at Los Altos,    California          33-0606642  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System at Manatee       Florida             65-0519663  3414 Peachtree Rd., N.E.
  Adolescent Treatment Services, Inc.                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  Maryland            52-1866221  3414 Peachtree Rd., N.E.
  at Potomac Ridge, Inc.                                                          Suite 1400
                                                                                  Atlanta, GA 33026
                                                                                  (404) 841-9200

Charter Behavioral Health Systems, Inc.           Delaware            58-2213642  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Athens, Inc.  Georgia             58-1513304  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Austin, Inc.  Texas               58-1440665  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Baywood,      Texas               76-0430571  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Bradenton,    Florida             58-1527678  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter Behavioral Health System of Central       Georgia             58-1408670  3414 Peachtree Rd., N.E.
  Georgia, Inc.                                                                   Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavorial Health System of Central       Virginia            54-1765921  3414 Peachtree Rd., N.E.
  Virginia, Inc.                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Charleston,   South Carolina      58-1761157  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  Virginia            58-1616917  3414 Peachtree N.E.
  of Charlottesville, Inc.                                                        Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Chicago,      Illinois            58-1315760  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  California          58-1473063  3414 Peachtree Rd., N.E.
  of Chula Vista, Inc.                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Columbia,     Missouri            61-1009977  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Corpus        Texas               58-1513305  3414 Peachtree Rd., N.E.
  Christi, Inc.                                                                   Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Dallas, Inc.  Texas               58-1513306  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Delmarva,     Maryland            52-1866214  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

The Charter Behavioral Health System              Delaware            35-1994080  3414 Peachtree Rd., N.E.
  of Evansville, LLC                                                              Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Fort Worth,   Texas               58-1643151  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Jackson,      Mississippi         58-1616919  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  Florida             58-1483015  3414 Peachtree Rd., N.E.
  of Jacksonville, Inc.                                                           Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
The Charter Behavioral Health System              Delaware            35-1994087  3414 Peachtree Rd., N.E.
  of Jefferson, LLC                                                               Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  Kansas              58-1603154  3414 Peachtree Rd., N.E.
  of Kansas City, Inc.                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Lafayette,    Louisiana           72-0686492  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Lake          Louisiana           62-1152811  3414 Peachtree Rd., N.E.
  Charles, Inc.                                                                   Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Maryland,     Maryland            52-2026699  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

The Charter Behavioral Health System              Delaware            35-1994736  3414 Peachtree Rd., N.E.
  of Michigan City, LLC                                                           Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Mississippi,  Mississippi         58-2138622  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Mobile, Inc.  Alabama             58-1569921  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Nashua, Inc.  New Hampshire       02-0470752  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Nevada, Inc.  Nevada              58-1321317  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  New Mexico          58-1479480  5901 Zuni Road, SE
  of New Mexico, Inc.                                                             Albuquerque, NM 87108
                                                                                  (505) 265-8800

Charter Behavioral Health System of Northern      California          58-1857277  3414 Peachtree Rd., N.E.
  California, Inc.                                                                Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Northwest     Arkansas            58-1449455  3414 Peachtree Rd., N.E.
  Arkansas, Inc.                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

The Charter Behavioral Health System of           Delaware            35-1994154  3414 Peachtree Rd., N.E.
  Northwest Indiana, LLC                                                          Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter Behavioral Health System of Paducah,      Kentucky            61-1006115  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health of Puerto Rico, Inc.    Georgia             66-0523678  Caso Bldg., Suite 1504
                                                                                  1225 Ponce de Leon Avenue
                                                                                  Santurce, PR 00907

Charter Behavioral Health System of San Jose,     California          58-1747020  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Savannah,     Georgia             58-1750583  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Texarkana,    Arkansas            71-0752815  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  California          95-2685883  3414 Peachtree Rd., N.E.
  of the Inland Empire, Inc.                                                      Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Toledo, Inc.  Ohio                58-1731068  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Tucson, Inc.  Arizona             86-0757462  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Visalia,      California          33-0606644  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System of Waverly,      Minnesota           41-1775626  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  North Carolina      56-1050502  3414 Peachtree Rd., N.E.
  of Winston-Salem, Inc.                                                          Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health System                  California          33-0606646  3414 Peachtree Rd., N.E.
  of Yorba Linda, Inc.                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Behavioral Health Systems of Atlanta,     Georgia             58-1900736  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Talbott Behavioral Health System, Inc.    Georgia             58-0979827  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter By-The-Sea Behavioral Health System,      Georgia             58-1351301  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Call Center, Inc.                         Georgia             58-2318455  2151 Peachford Rd.
                                                                                  Atlanta, GA 30338
                                                                                  (888) 222-4302

Charter Call Center of Texas, Inc.                Texas               75-2709908  920 South Main St.
                                                                                  Suite 250
                                                                                  Grapevine, TX 76051
                                                                                  (817) 481-9998

Charter Canyon Behavioral Health System, Inc.     Utah                58-1557925  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Canyon Springs Behavioral                 California          33-0606640  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Centennial Peaks Behavioral               Colorado            58-1761037  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Community Hospital, Inc.                  California          58-1398708  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Contract Services, Inc.                   Georgia             58-2100699  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Cove Forge Behavioral Health System,      Pennsylvania        25-1730464  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Fairmount Behavioral Health System, Inc.  Pennsylvania        58-1616921  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Fenwick Hall Behavioral Health System,    South Carolina      57-0995766  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Financial Offices, Inc.                   Georgia             58-1527680  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Forest Behavioral Health System, Inc.     Louisiana           58-1508454  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Grapevine Behavioral Health System, Inc.  Texas               58-1818492  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter Greensboro Behavioral Health System,      North Carolina      58-1335184  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Health Management of Texas, Inc.          Texas               58-2025056  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Columbus, Inc.                Ohio                58-1598899  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Denver, Inc.                  Colorado            58-1662413  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Ft. Collins, Inc.             Colorado            58-1768534  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Laredo, Inc.                  Texas               58-1491620  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Miami, Inc.                   Florida             61-1061599  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Mobile, Inc.                  Alabama             58-1318870  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Santa Teresa, Inc.            New Mexico          58-1584861  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of St. Louis, Inc.               Missouri            58-1583760  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Hospital of Torrance, Inc.                California          58-1402481  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Indiana BHS Holding, Inc.                 Indiana             58-2247985  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

The Charter Indianapolis Behavioral               Delaware            35-1994923  3414 Peachtree Rd., N.E.
  Health System, LLC                                                              Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

The Charter Lafayette Behavioral                  Delaware            35-1994151  3414 Peachtree Rd., N.E.
  Health System, LLC                                                              Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter Lakehurst Behavioral Health System, Inc.  New Jersey          22-3286879  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Lakeside Behavioral Health Network, Inc.  Tennessee        [Applied for]  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Lakeside Behavioral Health System, Inc.   Tennessee           62-0892645  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Laurel Heights Behavioral                 Georgia             58-1558212  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Linden Oaks Behavioral Health System,     Illinois            36-3943776  852 West Street
  Inc.                                                                            Naperville, IL 60540
                                                                                  (708) 305-5500

Charter Little Rock Behavioral Health System,     Arkansas            58-1747019  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Louisiana Behavioral Health System, Inc.  Louisiana           72-1319231  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Louisville Behavioral Health System,      Kentucky            58-1517503  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Managed Care Services, LLC                Georgia             58-2324879  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Meadows Behavioral Health System, Inc.    Maryland            52-1866216  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical--California, Inc.                 Georgia             58-1357345  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical--Clayton County, Inc.             Georgia             58-1579404  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical--Cleveland, Inc.                  Texas               58-1448733  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical--Long Beach, Inc.                 California          58-1366604  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter Medical--New York, Inc.                   New York            58-1761153  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical (Cayman Islands) Ltd.             Cayman              58-1841857  Caledonian Bank & Trust
                                                  Islands, BWI                    Swiss Bank Building
                                                                                  Caledonian House
                                                                                  Georgetown-Grand Cayman
                                                                                  Cayman Islands
                                                                                  (809) 949-0050

Charter Medical Information Services, Inc.        Georgia             58-1530236  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical International, & Trust Inc.       Cayman                     N/A  Caledonian Bank
                                                  Islands, BWI                    Swiss Bank Building
                                                                                  Caledonian House
                                                                                  Georgetown-Grand Cayman
                                                                                  Cayman Islands
                                                                                  (809) 949-0050

Charter Medical International, S.A., Inc.         Nevada              58-1605110  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Managed Care Sales and Services, Inc.     Georgia             58-1195352  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical of East Valley, Inc.              Arizona             58-1643158  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical of England Limited                United Kingdom             N/A  111 Kings Road
                                                                                  Box 323
                                                                                  London SW3 4PB
                                                                                  London, England
                                                                                  44-71-351-1272

Charter Medical of North Phoenix, Inc.            Arizona             58-1643154  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Medical of Puerto Rico, Inc.              Commonwealth        58-1208667  Caso Building, Suite 1504
                                                  of Puerto Rico                  1225 Ponce De Leon Avenue
                                                                                  Santurce, P.R. 00907
                                                                                  (809) 723-8666

Charter Milwaukee Behavioral Health System, Inc.  Wisconsin           58-1790135  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Mission Viejo Behavioral Health System,   California          58-1761156  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter MOB of Charlottesville, Inc.              Virginia            58-1761158  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter North Behavioral Health System, Inc.      Alaska              58-1474550  2530 DeBarr Road
                                                                                  Anchorage, AK 99508-2996
                                                                                  (907) 258-7575

Charter Northbrooke Behavioral Health System,     Wisconsin           39-1784461  46000 W. Schroeder Drive
  Inc.                                                                            Brown Deer, WI 53223
                                                                                  (414) 355-2273

Charter North Counseling Center, Inc.             Alaska              58-2067832  2530 DeBarr Road
                                                                                  Anchorage, AK 99508-2996
                                                                                  (907) 258-7575

Charter Northridge Behavioral Health System,      North Carolina      58-1463919  400 Newton Road
  Inc.                                                                            Raleigh, NC 27615
                                                                                  (919) 847-0008

Charter Oak Behavioral Health System, Inc.        California          58-1334120  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter of Alabama, Inc.                          Alabama             63-0649546  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Palms Behavioral Health System, Inc.      Texas               58-1416537  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Peachford Behavioral Health System, Inc.  Georgia             58-1086165  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Pines Behavioral Health System, Inc.      North Carolina      58-1462214  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Plains Behavioral Health System, Inc.     Texas               58-1462211  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter-Provo School, Inc.                        Utah                58-1647690  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Real Behavioral Health System, Inc.       Texas               58-1485897  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Ridge Behavioral Health System, Inc.      Kentucky            58-1393063  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Rivers Behavioral Health System, Inc.     South Carolina      58-1408623  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Rockford Behavioral Health System, Inc.   Delaware             1-0374617  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Charter San Diego Behavioral Health System, Inc.  California          58-1669160  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Charter Sioux Falls Behavioral Health System,     South Dakota        58-1674278  2812 South Louise Avenue
  Inc.                                                                            Sioux Falls, SD 57106
                                                                                  (605) 361-8111

The Charter South Bend Behavioral                 Delaware            35-1994307  3414 Peachtree Rd., N.E.
  Health System, LLC                                                              Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Springs Behavioral Health System, Inc.    Florida             58-1517461  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Springwood Behavioral Health System,      Virginia            58-2097829  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Suburban Hospital of Mesquite, Inc.       Texas               75-1161721  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter System, LLC                               Nevada              91-1819015  1061 E. Flamingo Rd.
                                                                                  Suite One
                                                                                  Las Vegas, NV 89119
                                                                                  (702) 737-0282

The Charter Terre Haute Behavioral                Delaware            35-1994308  3414 Peachtree Rd., N.E.
  Health System, LLC                                                              Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Thousand Oaks Behavioral                  California          58-1731069  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                             Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Westbrook Behavioral Health System, Inc.  Virginia            54-0858777  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter White Oak Behavioral Health System, Inc.  Maryland            52-1866223  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Wichita Behavioral Health System, Inc.    Kansas              58-1634296  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Charter Woods Behavioral Health System, Inc.      Alabama             58-1330526  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Correctional Behavioral Solutions, Inc.           Delaware            58-2180940  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Correctional Behavioral Solutions of Indiana,     Indiana             35-1978792  3414 Peachtree Rd., N.E.
  Inc.                                                                            Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Correctional Behavioral Solutions of New Jersey,  New Jersey          22-3436964  3000 Atrium Way
  Inc.                                                                            Suite 410
                                                                                  Mount Laurel, NJ
                                                                                  (609) 235-2339

Correctional Behavioral Solutions of Ohio, Inc.   Ohio                34-1826431  Allen Correctional Institute
                                                                                  2338 North West Street
                                                                                  Lima, OH 45801
                                                                                  (419) 224-8000

Desert Springs Hospital, Inc.                     Nevada              88-0117696  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, Georgia 30326
                                                                                  (404) 841-9200

Employee Assistance Services, Inc.                Georgia             58-1501282  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

First Step Independent Living Program, Inc.       California          95-3574845  1174 Nevada St.
                                                                                  Redlands, CA 92374
                                                                                  (909) 307-6584

Florida Health Facilities, Inc.                   Florida             58-1860493  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Gulf Coast EAP Services, Inc.                     Alabama             58-2101394  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Horrigan Cole Enterprises, Inc.                   California          33-0152162  1174 Nevada St.
                                                                                  Redlands, CA 92374
                                                                                  (909) 307-6584

Hospital Investors, Inc.                          Georgia             58-1182191  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Human Affairs of Alaska, Inc.                     Alaska              92-0155098  4300 "B' St.
                                                                                  Anchorage, AK 99503
                                                                                  (907) 562-0794

Human Affairs International, Incorporated         Utah                87-0300539  10150 S. Centennial Pkwy.
                                                                                  Sandy, UT 84070
                                                                                  (801) 256-7300

Illinois Mentor, Inc.                             Illinois            36-3643670  313 Congress St.
                                                                                  Boston, MA 02210
                                                                                  (617) 790-4800

Magellan Executive Corporation                    Georgia             58-2310891  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Magellan Public Solutions, Inc.                   Delaware            58-2227841  222 Berkeley St.
                                                                                  Boston, MA 02117
                                                                                  (617) 437-6400

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
Magellan Public Network, Inc.                     Delaware            51-0374654  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Magellan Public Solutions of Ohio, Inc.           Ohio             [Applied for]  222 Berkeley St.
                                                                                  Boston, MA 02117
                                                                                  (617) 437-6400

Massachusetts Mentor, Inc.                        Massachusetts       04-2799071  313 Congress St.
                                                                                  Boston, MA 02210
                                                                                  (617) 790-4800

Metroplex Behavioral Healthcare Services, Inc.    Texas               58-2138596  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

National Mentor, Inc.                             Delaware            04-3250732  313 Congress St.
                                                                                  Boston, MA 02210
                                                                                  (617) 790-4800

National Mentor Healthcare, Inc.                  Massachusetts       04-2893910  313 Congress St.
                                                                                  Boston, MA 02210
                                                                                  (617) 790-4800

NEPA--Massachusetts, Inc.                         Massachusetts       58-2116751  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

NEPA--New Hampshire, Inc.                         New Hampshire       58-2116398  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

New Allied, Inc.                                  Florida             58-1324269  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Ohio Mentor, Inc.                                 Ohio                31-1098345  313 Congress St.
                                                                                  Boston, MA 02210
                                                                                  (617) 790-4800

Pacific-Charter Medical, Inc.                     California          58-1336537  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

South Carolina Mentor, Inc.                       South Carolina      57-0782160  313 Congress St.
                                                                                  Boston, MA 02210
                                                                                  (617) 790-4800

Southeast Behavioral Systems, Inc.                Georgia             58-2100700  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Schizophrenia Treatment and Rehabilitation, Inc.  Georgia             58-1672912  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

Sistemas De Terapia Respiratoria, S.A., Inc.      Georgia             58-1181077  3414 Peachtree Rd., N.E.
                                                                                  Suite 1400
                                                                                  Atlanta, GA 30326
                                                                                  (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                  STATE OR OTHER
                                                   JURISDICTION
                                                        OF            I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                  INCORPORATION      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
  EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          OR        IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                    CHARTER                        ORGANIZATION       NUMBER       PRINCIPAL EXECUTIVE OFFICES
------------------------------------------------  --------------  --------------  ------------------------------
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

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------

PART I--FINANCIAL INFORMATION:

      Condensed Consolidated Balance Sheets--
        September 30, 1997 and December 31, 1997........................................................            1

      Condensed Consolidated Statements of Operations--
        For the Three Months ended December 31, 1996 and 1997...........................................            3

      Condensed Consolidated Statements of Cash Flows--
        For the Three Months ended December 31, 1996 and 1997...........................................            4

      Notes to Condensed Consolidated Financial Statements..............................................            5

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................................................           17

PART II--OTHER INFORMATION:

      Item 1.--Legal Proceedings........................................................................           25

      Item 6.--Exhibits and Reports on Form 8-K.........................................................           25

      Signatures........................................................................................           27

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1997
                                                                                      -------------  ------------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.........................................................   $   372,878    $  170,459
  Accounts receivable, net..........................................................       107,998       140,219
  Refundable income taxes...........................................................         2,466            --
  Other current assets..............................................................        23,696        34,438
                                                                                      -------------  ------------
    Total Current Assets............................................................       507,038       345,116
Assets restricted for settlement of unpaid claims
  and other long-term liabilities...................................................        87,532        73,020
Property and equipment:
  Land..............................................................................        11,667        11,687
  Buildings and improvements........................................................        70,174        72,102
  Equipment.........................................................................        63,719        74,319
                                                                                      -------------  ------------
                                                                                           145,560       158,108
  Accumulated depreciation..........................................................       (37,038)      (41,169)
                                                                                      -------------  ------------
                                                                                           108,522       116,939
  Construction in progress..........................................................           692           995
                                                                                      -------------  ------------
    Total property and equipment....................................................       109,214       117,934
                                                                                      -------------  ------------
Deferred income taxes...............................................................         1,158         2,178
Investment in CBHS..................................................................        16,878         5,390
Other long-term assets..............................................................        20,893        42,932
Goodwill, net.......................................................................       114,234       242,968
Other intangible assets, net........................................................        38,673        67,576
                                                                                      -------------  ------------
                                                                                       $   895,620    $  897,114
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1997
                                                                                      -------------  ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................................   $    45,346    $   37,663
  Accrued liabilities...............................................................       170,429       191,645
  Income taxes payable..............................................................            --           781
  Current maturities of long-term debt and capital lease obligations................         3,601         3,604
                                                                                      -------------  ------------
    Total Current Liabilities.......................................................       219,376       233,693
Long-term debt and capital lease obligations........................................       391,693       391,550
Reserve for unpaid claims...........................................................        49,113        40,201
Deferred credits and other long-term liabilities....................................        16,110        15,023
Minority interest...................................................................        61,078        64,785

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none....................................................            --            --
  Common Stock, par value $0.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,439 shares at September 30, 1997 and 33,543 shares at
      December 31, 1997.............................................................         8,361         8,387
  Other Stockholders' Equity
    Additional paid-in capital......................................................       340,645       338,961
    Accumulated deficit.............................................................      (129,955)     (122,327)
    Warrants outstanding............................................................        25,050        25,050
    Common Stock in Treasury, 4,424 shares at September 30, 1997 and 4,969 shares at
      December 31, 1997.............................................................       (82,731)      (95,187)
    Cumulative foreign currency adjustments.........................................        (3,120)       (3,022)
                                                                                      -------------  ------------
      Total stockholders' equity....................................................       158,250       151,862
                                                                                      -------------  ------------
                                                                                       $   895,620    $  897,114
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                         MAGELLAN HEALTH SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE THREE MONTHS
                                                                                                 ENDED
                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                            1996        1997
                                                                                         ----------  ----------
Net revenue............................................................................  $  346,819  $  216,097
                                                                                         ----------  ----------
Costs and expenses:
  Salaries, cost of care and other operating expenses..................................     284,123     175,621
  Bad debt expense.....................................................................      20,235       1,070
  Depreciation and amortization........................................................      13,099       6,969
  Interest, net........................................................................      13,569       7,401
  Stock option expense (credit)........................................................         604      (3,959)
  Equity in loss of CBHS...............................................................          --      11,488
                                                                                         ----------  ----------
                                                                                            331,630     198,590
                                                                                         ----------  ----------
Income before provision for income taxes,
  minority interest and extraordinary item.............................................      15,189      17,507
Provision for income taxes.............................................................       6,075       7,003
                                                                                         ----------  ----------
Income before minority interest and extraordinary item.................................       9,114      10,504
Minority interest......................................................................       1,973       2,876
                                                                                         ----------  ----------
Income before extraordinary item.......................................................       7,141       7,628
Extraordinary item--loss on early extinquishment
  of debt (net of income tax benefit of $1,967)........................................      (2,950)         --
                                                                                         ----------  ----------
Net income.............................................................................  $    4,191  $    7,628
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Average number of common shares outstanding--basic.....................................      28,589      28,969
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Average number of common shares outstanding--diluted...................................      28,983      29,784
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Income per common share--basic:
  Income before extraordinary item.....................................................  $     0.25  $     0.26
                                                                                         ----------  ----------
                                                                                         ----------  ----------
  Net income...........................................................................  $     0.15  $     0.26
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Income per common share--diluted:
  Income before extraordinary item.....................................................  $     0.25  $     0.26
                                                                                         ----------  ----------
                                                                                         ----------  ----------
  Net income...........................................................................  $     0.14  $     0.26
                                                                                         ----------  ----------
                                                                                         ----------  ----------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             FOR THE THREE MONTHS
                                                                                                    ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................................................  $    4,191  $    7,628
                                                                                            ----------  ----------
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization.........................................................      13,099       6,969
    Equity in loss of CBHS................................................................          --      11,488
    Stock option expense (credit).........................................................         604      (3,959)
    Non-cash interest expense.............................................................         483         422
    Gain on sale of assets................................................................        (493)         --
    Extraordinary loss on early extinguishment of debt....................................       4,917          --
    Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
      Accounts receivable, net............................................................      (1,984)    (16,304)
      Other assets........................................................................      (4,109)     (9,999)
      Accounts payable and other accrued liabilities......................................     (32,046)    (21,184)
      Reserve for unpaid claims...........................................................      (2,351)     (9,256)
      Income taxes payable and deferred income taxes......................................       1,517       2,056
      Other liabilities...................................................................      (9,729)     (1,623)
      Minority interest, net of dividends paid............................................       2,296       3,199
      Other...............................................................................         216      (1,162)
                                                                                            ----------  ----------
        Total adjustments.................................................................     (27,580)    (39,353)
                                                                                            ----------  ----------
          Net cash used in operating activities...........................................     (23,389)    (31,725)
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................................................      (7,012)     (4,578)
  Acquisitions and investments in businesses, net of cash acquired........................      (1,612)   (165,548)
  Decrease in assets restricted for settlement of unpaid claims...........................      10,381      14,364
  Proceeds from sale of assets............................................................       4,822          --
  Crescent Transaction costs..............................................................          --      (4,253)
                                                                                            ----------  ----------
          Net cash provided by (used in) investing activities.............................       6,579    (160,015)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of issuance costs...................................     126,825          --
  Payments on debt and capital lease obligations..........................................    (116,620)       (140)
  Proceeds from exercise of stock options and warrants....................................         112       1,917
  Purchases of treasury stock.............................................................          --     (12,456)
                                                                                            ----------  ----------
          Net cash provided by (used in) financing activities.............................      10,317     (10,679)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................      (6,493)   (202,419)
Cash and cash equivalents at beginning of period..........................................     120,945     372,878
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  114,452  $  170,459
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1997, included in the Company's Annual Report on Form 10-K.

NOTE B--NATURE OF BUSINESS

    The Company's 50% owned hospital business, Charter Behavioral Health Systems, LLC ("CBHS"), is seasonal in nature, with a reduced demand for certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the fourth fiscal quarter. The Company's business is also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

NOTE C--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the three months ended December 31, 1996 and 1997:

                                                                           FOR THE THREE MONTHS
                                                                                  ENDED
                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1997
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Income taxes paid, net of refunds received...............................  $   2,540  $   4,752
Interest paid, net of amounts capitalized................................     24,939     21,550

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 and December 31, 1997 is as follows:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1997
                                                                  -------------  ------------
                                                                        (IN THOUSANDS)
Magellan Existing Credit Agreement due through 2002.............   $        --    $       --
11.25% Senior Subordinated Notes due 2004.......................       375,000       375,000
6.78125% to 8.00% Mortgage and other notes payable through
  1999..........................................................         7,721         7,577
7.5% Swiss Bonds................................................         6,443         6,443
3.95% Capital lease obligations due through 2014................         6,438         6,438
                                                                  -------------  ------------
                                                                       395,602       395,458
  Less amounts due within one year..............................         3,601         3,604
  Less debt service funds.......................................           308           304
                                                                  -------------  ------------
                                                                   $   391,693    $  391,550
                                                                  -------------  ------------
                                                                  -------------  ------------

    On February 12, 1998, the Company terminated the Magellan Existing Credit Agreement and extinguished the $375 million 11.25% Senior Subordinated Notes in connection with the acquisition of Merit Behavioral Care Corporation ("Merit"). See Note J--"Subsequent Events--Merit Acquisition".

NOTE E--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1997
                                                                  -------------  ------------
Salaries, wages and other benefits..............................   $    21,647    $   21,596
Amounts due health insurance programs...........................        14,126         8,159
Medical claims payable..........................................        36,508        63,877
Interest........................................................        19,739         9,322
Crescent Transactions...........................................        14,648         9,805
Other...........................................................        63,761        78,886
                                                                  -------------  ------------
                                                                   $   170,429    $  191,645
                                                                  -------------  ------------
                                                                  -------------  ------------

NOTE F--INCOME PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. Income per common share for the quarter ended December 31, 1996 has been restated to conform to FAS 128 as required. The effect of adopting FAS 128 was not material.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE F--INCOME PER COMMON SHARE (CONTINUED)
    The following table presents the components of weighted average common shares outstanding-- diluted:

                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
Weighted average common shares outstanding--basic..........................     28,589     28,969
Common stock equivalents--stock options....................................        377        762
Common stock equivalents--warrants.........................................         17         53
                                                                             ---------  ---------
Weighted average common shares outstanding--diluted........................     28,983     29,784
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company owned a 61% equity interest in Green Spring Health Services, Inc. ("Green Spring") at December 31, 1997. The four minority stockholders of Green Spring have the option to exchange their ownership interests in Green Spring for 2,831,516 shares of the Company's common stock or $65.1 million of subordinated notes (the "Exchange Option"). The Exchange Option was considered a potentially dilutive security for the quarters ended December 31, 1996 and 1997 for the purpose of computing diluted income per common share. The Exchange Option was anti-dilutive for the quarters ended December 31, 1996 and 1997 and, therefore, was excluded from the respective diluted income per common share calculations.

    Each of the minority stockholders of Green Spring exercised the Exchange Option in January 1998, which resulted in the issuance of 2,831,516 shares of the Company's common stock. See Note J-- "Subsequent Events--Green Spring Minority Shareholder Conversion".

NOTE G--INVESTMENT IN CBHS

    The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions (as defined) on June 17, 1997, which are further described in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company accounts for its investment in CBHS using the equity method.

    A summary of financial information for CBHS is as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1997
                                                                  -------------  ------------
Current assets..................................................   $   148,537    $  149,724
Property and equipment, net.....................................        18,424        18,217
Other noncurrent assets.........................................         8,633         8,081
                                                                  -------------  ------------
  Total Assets..................................................   $   175,594    $  176,022
                                                                  -------------  ------------
                                                                  -------------  ------------
Current liabilities.............................................   $    68,497    $   83,478
Long-term debt..................................................        65,860        65,846
Other noncurrent liabilities....................................         7,481        16,820
Members' capital................................................        33,756         9,878
                                                                  -------------  ------------
  Total liabilities and members' capital........................   $   175,594    $  176,022
                                                                  -------------  ------------
                                                                  -------------  ------------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)

                                                                               THREE MONTHS
                                                                                   ENDED
                                                                               DECEMBER 31,
                                                                                   1997
                                                                             -----------------
Net revenue................................................................     $   178,058
                                                                                   --------
Operating expenses.........................................................         199,664
Interest, net..............................................................           1,370
                                                                                   --------
  Net loss before preferred member distribution............................     $   (22,976)
                                                                                   --------
Cash used in operating activities..........................................     $    (2,176)
                                                                                   --------
Magellan equity loss.......................................................     $   (11,488)
                                                                                   --------

    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                               THREE MONTHS
                                                                                   ENDED
                                                                             DECEMBER 31, 1997
                                                                             -----------------
Franchise Fee revenue......................................................      $  19,575
                                                                                   -------
Costs:
  Accounts receivable collection fees......................................          1,054
  Hospital-based joint venture management fees.............................          1,630

                                                         SEPTEMBER 30, 1997  DECEMBER 31, 1997
                                                         ------------------  -----------------
  Due (to) from CBHS, net (1)..........................      $   (5,090)         $   6,188
                                                                -------            -------
                                                                -------            -------
  Prepaid CHARTER call center management fees..........      $       --          $   5,905
                                                                -------            -------
                                                                -------            -------

------------------------

(1) The nature of hospital accounts receivable billing and collection processess have resulted in the Company and CBHS receiving remittances from payors which belong to the other party. Additionally, the Company and CBHS have established a settlement and allocation process for the accounts receivable related to those patients who were not yet discharged from their treatment on June 16, 1997. In an effort to settle these amounts on a timely basis, and in light of CBHS start up operations and cash flow requirements, the Company made advances to CBHS periodically during the quarter ending December 31, 1997. Such advances, net of all settlement activity and certain other amounts due to CBHS for certain shared services and related matters, resulted in the amount shown above as due from CBHS.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    The Company is in continuing discussions with Crescent Operating, Inc. ("COI"), the other 50% owner of CBHS, and its affiliates concerning the possible sale of the Company's franchise operations, together with related intellectual property, the Company's interest in CBHS and six hospital-based joint ventures ("JV Hospitals") and certain other assets. In connection with the proposed sale, it is anticipated that CBHS and its affiliates will be an important part of the Company's managed behavioral care preferred provider network under the terms of a long-term arrangement. The parties have not yet reached agreement on all the terms of the transaction. Significant issues regarding the terms of the proposed sale remain under discussion. In addition to resolution of such issues, completion of the proposed sale would be subject to a number of conditions, including regulatory approvals and the obtaining by COI and its affiliates of all necessary debt and equity financing. If the sale is completed, the Company intends to use the cash proceeds remaining after payment of fees and expenses to repay indebtedness. There can be no assurance that any such transaction will occur.

NOTE H--ACQUISITIONS

    ALLIED HEALTH GROUP, INC. ACQUISITION.

    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provides specialty risk-based products and administrative services to a variety of insurance companies and other customers for its 3.4 million members. Allied manages over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid $70 million for Allied, of which $50 million was paid to the sellers at closing with the remaining $20 million placed in escrow.

    The Company funded the acquisition of Allied with cash on hand and has accounted for the acquisition of Allied using the purchase method of accounting. The escrowed amount is payable if Allied achieves specified earnings targets during the three years following the closing. Additionally, the purchase price may be increased during the three year period by $40 million if Allied's performance exceeds specified earnings targets. The maximum purchase price payable is $110 million.

    The preliminary allocation of the Allied purchase price to goodwill and identifiable intangible assets was based on the Company's preliminary valuations, which are subject to change upon receiving independent appraisals of identifiable intangible assets.

    HAI ACQUISITION. On December 4, 1997, the Company acquired the outstanding common stock of Human Affairs International, Incorporated ("HAI"), a wholly-owned subsidiary of Aetna Insurance Company of Connecticut and a unit of Aetna U.S. Healthcare ("Aetna"), for approximately $122.1 million. HAI manages the care of over 16 million covered lives, primarily through employee assistance programs and other managed behavioral healthcare plans. The Company funded the acquisition of HAI with cash on hand and has accounted for the acquisition of HAI using the purchase method of accounting.

    The Company may be required to make additional contingent payments of up to $300 million to Aetna (the "Contingent Payments") over the five-year period (each year a "Contract Year") subsequent to closing. The amount and timing of the Contingent Payments will depend upon HAI's receipt of additional covered lives, under two separate calculations. Under the first calculation, the Company may be required

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
to pay up to $25 million per year for each of five years following the acquisition based on the net annual growth in the number of lives covered in specified HAI products. Under the second calculation, the Company may be required to pay up to $35 million per Contract Year, based on the net cumulative increase in lives covered by certain other HAI products. The Company expects to fund the Contingent Payments, if any, with a combination of cash on hand, future cash flows from operations and borrowing capacity under the New Credit Agreement (as defined).

    The preliminary allocation of the HAI purchase price to goodwill and identifiable intangible assets was based on the Company's preliminary valuations, which are subject to change upon receiving independent appraisals of identifiable intangible assets.

    The unaudited pro forma information for the quarters ended December 31, 1996 and 1997 have been prepared assuming the Crescent Transactions (as defined), Allied acquisition and HAI acquisition were consummated on October 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such transactions been consummated, or which may be attained in future periods (in thousands, except per share data):

                                                                           PRO FORMA
                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1997
                                                                   ------------  ------------
Net revenue......................................................   $  235,506    $  264,427
Income before extraordinary item.................................       10,317        10,384
Net income.......................................................        7,367        10,384
Income per common share--basic:
  Income before extraordinary item...............................         0.36          0.36
  Net income.....................................................         0.26          0.36
Income per common share--diluted:
  Income before extraordinary item...............................         0.36          0.35
  Net income.....................................................         0.25          0.35

NOTE I--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During the quarter ended December 31, 1997, the Company recorded reductions in malpractice claim reserves of approximately $4.1 million as a result of updated actuarial estimates. This reduction resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE I--CONTINGENCIES (CONTINUED)
    Certain of the Company's subsidiaries are subject to claims, civil suits, and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the federal False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the governments's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint, alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. On the Company's motion, the Court has ordered the parties to participate in mediation of the matter. As a result of the mediation, the parties are engaged in settlement discussions which may lead to a resolution of the matter. The parties have reached a tentative financial settlement of this matter for approximately $4.8 million, which has been accrued, however, negotiations concerning substantive non-monetary issues continue, and resolution of such non-monetary issues will be material in connection with the Company's decision to finalize a settlement. There can be no assurance at this time that the non-monetary terms will be resolved to the Company's satisfaction. In any event, the Company and its subsidiary deny the allegations made in the Second Amended Complaint and will vigorously defend against its claims. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

NOTE J--SUBSEQUENT EVENTS

    MERIT ACQUISITION. On February 12, 1998, the Company acquired all of the outstanding stock of Merit for approximately $448.9 million in cash plus the repayment of long-term debt. The Company refinanced its $375 million 11.25% Senior Subordinated Notes as part of the Merit acquisition. The Company will account for the Merit acquisition using the purchase method of accounting. Merit manages healthcare programs for over 21 million covered lives across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local government agencies, and various state Medicaid programs.

    In connection with the consummation of the Merit acquisition, the Company consummated certain related transactions (together with the Merit acquisition, collectively, the "Transactions"), as follows: (i) the Company terminated its Credit Agreement; (ii) the Company repaid all loans outstanding pursuant to and terminated Merit's existing credit agreement (the "Merit Existing Credit Agreement"); (iii) the Company completed a tender offer for its 11 1/4% Series A Senior Subordinated Notes due 2004 (the "Magellan Outstanding Notes"); (iv) Merit completed a tender offer for its 11 1/2% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes"); (v) the Company entered into a new senior secured bank credit agreement (the "New Credit Agreement") with The Chase Manhattan Bank and a syndicate of

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE J--SUBSEQUENT EVENTS (CONTINUED)
financial institutions, providing for credit facilities of up to $700 million; and (vi) the Company issued $625 million in 9% Senior Subordinated Notes due 2008 (the "Notes").

    The following table sets forth the sources and uses of funds for the Transactions at closing (in thousands):

SOURCES:
Cash and cash equivalents.......................................  $  59,290
New Credit Agreement:
  Revolving Facility (1)........................................     20,000
  Term Loan Facility............................................    550,000
The Notes.......................................................    625,000
                                                                  ---------
  Total sources.................................................  $1,254,290
                                                                  ---------
                                                                  ---------

USES:
Cash paid to Merit shareholders.................................  $ 448,867
Repayment of Merit Existing Credit Agreement (2)................    196,357
Purchase of Magellan Outstanding Notes (3)......................    432,102
Purchase of Merit Outstanding Notes (4).........................    121,651
Transaction costs (5)...........................................     55,314
                                                                  ---------
Total uses......................................................  $1,254,290
                                                                  ---------
                                                                  ---------

------------------------

(1) The Revolving Facility provides for borrowings of up to $150.0 million. The Company had $112.5 million available for borrowing pursuant to the Revolving Facility after consummating the Transactions, excluding approximately $17.5 million of availability reserved for certain letters of credit.

(2) Includes principal amount of $193.6 million and accrued interest of $2.7 million.

(3) Includes face amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.

(4) Includes face amount of $100.0 million, tender premium of $18.9 million and accrued interest of $2.8 million.

(5) Transaction costs include, among other things, expenses payable at closing associated with the Debt Tender Offers, the Offering, the Merit acquisition and the New Credit Agreement.

    GREEN SPRING MINORITY SHAREHOLDER CONVERSION. The four minority shareholders of Green Spring converted their ownership interests into 2,831,516 shares of Magellan common stock in accordance with the terms in the Green Spring Exchange Agreement at various dates during January 1998. The Company will account for the Green Spring Minority Shareholder Conversion as a purchase of the minority interests in Green Spring at the fair value of the consideration paid.

NOTE K--GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30, 1997
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                      ASSETS                        SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------
Current Assets
  Cash and cash equivalents.......................   $ 102,419     $  62,326     $  208,133    $       --    $  372,878
  Accounts receivable, net........................      46,652        60,185          1,161            --       107,998
  Other current assets............................       2,346        10,215         13,601            --        26,162
                                                    -----------  -------------  ------------  ------------  ------------
      Total Current Assets........................     151,417       132,726        222,895            --       507,038
Assets restricted for settlement of unpaid claims
  and other long-term liabilities.................          --        71,501         16,031            --        87,532
Property and equipment
  Land............................................       5,406         5,389            872            --        11,667
  Buildings and improvements......................      35,789        31,517          2,868            --        70,174
  Equipment.......................................      19,704        35,023          8,992            --        63,719
                                                    -----------  -------------  ------------  ------------  ------------
                                                        60,899        71,929         12,732            --       145,560
  Accumulated depreciation........................     (15,168)      (17,288)        (4,582)           --       (37,038)
  Construction in progress........................           4           611             77            --           692
                                                    -----------  -------------  ------------  ------------  ------------
      Total property and equipment................      45,735        55,252          8,227            --       109,214
                                                    -----------  -------------  ------------  ------------  ------------
Investment in CBHS................................      16,878            --             --            --        16,878
Deferred income taxes.............................          --         4,428         (3,270)           --         1,158
Other long-term assets (1)........................     114,642        (5,757)       978,588    (1,027,907)       59,566
Goodwill, net.....................................      17,966        96,268             --            --       114,234
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 346,638     $ 354,418     $1,222,471    $(1,027,907)  $  895,620
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................   $  23,057     $  17,097     $    5,192    $       --    $   45,346
  Accrued liabilities and income tax payable......      27,800        73,586         69,043            --       170,429
  Current maturities of long-term debt and capital
    lease obligations.............................         466         3,135             --            --         3,601
                                                    -----------  -------------  ------------  ------------  ------------
      Total Current Liabilities...................      51,323        93,818         74,235            --       219,376
Long-term debt and capital lease obligations......    (793,325)        3,913      1,181,105            --       391,693
Reserve for unpaid claims.........................          --        56,339         (7,226)           --        49,113
Deferred credits and other long-term
  liabilities(1)..................................       8,393         6,290       (183,893)      185,320        16,110
Minority interest.................................          --            --             --        61,078        61,078
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized--80,000 shares Issued and
    outstanding--33,439 shares....................       2,752          (483)         8,361        (2,269)        8,361
Committments and contingencies
Other Stockholders' Equity
  Additional paid-in capital......................   1,000,935       125,624        340,645    (1,126,559)      340,645
  Retained earnings (Accumulated deficit).........      76,035        71,317       (129,955)     (147,352)     (129,955)
  Warrants outstanding............................          --            --         25,050            --        25,050
  Common Stock in treasury, 4,424 shares..........          --            --        (82,731)           --       (82,731)
  Cumulative foreign currency adjustments.........         525        (2,400)        (3,120)        1,875        (3,120)
                                                    -----------  -------------  ------------  ------------  ------------
      Total stockholders equity...................   1,080,247       194,058        158,250    (1,274,305)      158,250
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 346,638     $ 354,418     $1,222,471    $(1,027,907)  $  895,620
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

------------------------

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31, 1997
                                                    --------------------------------------------------------------------
                                                                                  MAGELLAN
                                                                                   HEALTH
                                                                                 SERVICES,
                                                                                    INC.      CONSOLIDATED
                                                     GUARANTOR   NONGUARANTOR     (PARENT     ELIMINATION   CONSOLIDATED
                      ASSETS                        SUBSIDIARIES SUBSIDIARIES   CORPORATION)    ENTRIES        TOTAL
                                                    -----------  -------------  ------------  ------------  ------------
Current Assets
  Cash and cash equivalents.......................   $  79,896     $  61,733     $   28,830    $       --    $  170,459
  Accounts receivable, net........................      41,406        76,057         22,756            --       140,219
  Other current assets............................       6,135        12,011         16,292            --        34,438
                                                    -----------  -------------  ------------  ------------  ------------
      Total Current Assets........................     127,437       149,801         67,878            --       345,116
Assets restricted for settlement of unpaid claims
  and other long-term liabilities.................          --        66,028          6,992            --        73,020
Property and equipment
  Land............................................       5,450         5,365            872            --        11,687
  Buildings and improvements......................      36,261        31,647          4,194            --        72,102
  Equipment.......................................      27,253        38,031          9,035            --        74,319
                                                    -----------  -------------  ------------  ------------  ------------
                                                        68,964        75,043         14,101            --       158,108
  Accumulated depreciation........................     (16,483)      (19,713)        (4,973)           --       (41,169)
  Construction in progress........................          22           896             77            --           995
                                                    -----------  -------------  ------------  ------------  ------------
                                                        52,503        56,226          9,205            --       117,934
Investment in CBHS................................       5,390            --             --            --         5,390
Deferred income taxes.............................          (9)        4,425         (2,238)           --         2,178
Other long-term assets (1)........................     145,692        (5,743)     1,293,918    (1,323,359)      110,508
Goodwill, net.....................................     145,163        97,805             --            --       242,968
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 476,176     $ 368,542     $1,375,755    $(1,323,359)  $  897,114
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................   $  20,758     $  14,236     $    2,669    $       --    $   37,663
  Accrued liabilities.............................      48,491        81,664         61,490            --       191,645
  Income taxes payable............................        (309)        1,227           (137)           --           781
  Current maturities of long-term debt and capital
    lease obligations.............................         477         3,127             --            --         3,604
                                                    -----------  -------------  ------------  ------------  ------------
      Total Current Liabilities...................      69,417       100,254         64,022            --       233,693
Long-term debt and capital lease obligations......    (818,540)       13,890      1,196,200            --       391,550
Reserve for unpaid claims.........................       1,006        46,530         (7,335)           --        40,201
Deferred credits and other long-term liabilities
  (1).............................................     133,831        15,377        (28,994)     (105,191)       15,023
Minority interest.................................          --            --             --        64,785        64,785
Commitments and contingencies
Stockholders' Equity
  Common Stock, par value $0.25 per share;
    Authorized--80,000 shares Issued and
    outstanding--33,543 shares....................       2,752          (483)         8,387        (2,269)        8,387
Other Stockholders' Equity
  Additional paid-in capital......................   1,120,638       122,262        338,961    (1,242,900)      338,961
  Retained earnings (Accumulated deficit).........     (33,402)       73,107       (122,327)      (39,705)     (122,327)
  Warrants outstanding............................          --            --         25,050            --        25,050
  Common stock in Treasury, 4,969 shares..........          --            --        (95,187)           --       (95,187)
  Cumulative foreign currency adjustments.........         474        (2,395)        (3,022)        1,921        (3,022)
                                                    -----------  -------------  ------------  ------------  ------------
      Total stockholders' equity..................   1,090,462       192,491        151,862    (1,282,953)      151,862
                                                    -----------  -------------  ------------  ------------  ------------
                                                     $ 476,176     $ 368,542     $1,375,755    $(1,323,359)  $  897,114
                                                    -----------  -------------  ------------  ------------  ------------
                                                    -----------  -------------  ------------  ------------  ------------

------------------------

(1) Elimination entry related to intercompany receivables and payables and investment in consolidated subsidiaries.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                            ----------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                          SERVICES,
                                                                            INC.       CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR      (PARENT      ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)      ENTRIES        TOTAL
                                            -----------  -------------  -------------  -------------  ------------
Net revenue...............................   $ 223,877     $ 112,591      $  10,706      $    (355)    $  346,819
Costs and expenses
  Salaries, cost of care and other
    operating expenses....................     177,681       100,260          6,537           (355)       284,123
  Bad debt expense........................      19,024         1,211             --             --         20,235
  Depreciation and amortization...........       8,617         3,750            732             --         13,099
  Interest, net...........................     (12,106)         (443)        26,118             --         13,569
  Stock option expense....................          --            --            604             --            604
                                            -----------  -------------  -------------  -------------  ------------
                                               193,216       104,778         33,991           (355)       331,630
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before income taxes and
  equity in earnings (loss) of
  subsidiaries............................      30,661         7,813        (23,285)            --         15,189
Provision for (benefit from) income
  taxes...................................         831         2,855          2,389             --          6,075
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before equity in earnings
  (loss) of subsidiaries..................      29,830         4,958        (25,674)            --          9,114
Equity in earnings (loss) of
  subsidiaries............................         (53)       (1,842)        32,815        (32,893)        (1,973)
                                            -----------  -------------  -------------  -------------  ------------
Income (loss) before extraordinary item...      29,777         3,116          7,141        (32,893)         7,141
Extraordinary item--loss on early
  extinguishment of debt (net of income
  tax benefit of $1,967)..................      (1,193)           --         (2,950)         1,193         (2,950)
                                            -----------  -------------  -------------  -------------  ------------
Net income (loss).........................   $  28,584     $   3,116      $   4,191      $ (31,700)    $    4,191
                                            -----------  -------------  -------------  -------------  ------------
                                            -----------  -------------  -------------  -------------  ------------

                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating
  activities..............................   $  18,476     $ (22,153)     $ (19,712)     $      --     $  (23,389)
                                            -----------  -------------  -------------  -------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures....................      (3,133)       (3,663)          (216)            --         (7,012)
  Acquisitions of businesses..............        (170)       (1,442)            --             --         (1,612)
  Decrease in assets restricted for the
    settlement of unpaid claims...........          --         6,670          3,711             --         10,381
  Proceeds from the sale of assets........       4,822            --             --             --          4,822
                                            -----------  -------------  -------------  -------------  ------------
Cash provided by investing activities.....       1,519         1,565          3,495             --          6,579
                                            -----------  -------------  -------------  -------------  ------------
Cash Flows from Financing Activities:
  Payments on debt and capital lease
    obligations...........................     (71,435)         (207)       (44,978)            --       (116,620)
  Proceeds from the issuance of debt......      71,616            --         55,209             --        126,825
  Proceeds from exercise of stock options
    and warrants..........................          --            --            112             --            112
                                            -----------  -------------  -------------  -------------  ------------
Cash provided by (used in) financing
  activities..............................         181          (207)        10,343             --         10,317
                                            -----------  -------------  -------------  -------------  ------------
Net increase (decrease) in cash and cash
  equivalents.............................      20,176       (20,795)        (5,874)            --         (6,493)
Cash and cash equivalents at beginning of
  period..................................      29,751        79,552         11,642             --        120,945
                                            -----------  -------------  -------------  -------------  ------------
Cash and cash equivalents at end of
  period..................................   $  49,927     $  58,757      $   5,768      $      --     $  114,452
                                            -----------  -------------  -------------  -------------  ------------
                                            -----------  -------------  -------------  -------------  ------------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                            ---------------------------------------------------------------------
                                                                          MAGELLAN
                                                                           HEALTH
                                                                         SERVICES,
                                                                            INC.      CONSOLIDATED
                                             GUARANTOR   NONGUARANTOR     (PARENT      ELIMINATION   CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES   CORPORATION)     ENTRIES        TOTAL
                                            -----------  -------------  ------------  -------------  ------------
Net revenue...............................   $  85,862     $ 130,191     $       44     $      --     $  216,097
Costs and expenses
  Salaries, cost of care and other
    operating expenses....................      61,343       110,841          3,437            --        175,621
  Bad debt expense........................         179           891             --            --          1,070
  Depreciation and amortization...........       2,260         4,067            642            --          6,969
  Interest, net...........................     (21,031)         (682)        29,114            --          7,401
  Stock option expense (credit)...........          --            --         (3,959)           --         (3,959)
  Equity in loss of CBHS..................      11,488            --             --            --         11,488
                                            -----------  -------------  ------------  -------------  ------------
                                                54,239       115,117         29,234            --        198,590
                                            -----------  -------------  ------------  -------------  ------------
Income (loss) before income taxes and
  equity in earnings (loss) of
  subsidiaries............................      31,623        15,074        (29,190)           --         17,507
Provision for (benefit from) income
  taxes...................................         138         4,284          2,581            --          7,003
                                                         -------------  ------------  -------------  ------------
Income (loss) before equity in earnings
  (loss) of subsidiaries..................      31,485        10,790        (31,771)           --         10,504
Equity in earnings (loss) of
  subsidiaries............................        (206)       (2,633)        39,399       (39,436)        (2,876)
                                            -----------  -------------  ------------  -------------  ------------
Net income (loss).........................   $  31,279     $   8,157     $    7,628     $ (39,436)    $    7,628
                                            -----------  -------------  ------------  -------------  ------------
                                            -----------  -------------  ------------  -------------  ------------

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash provided by (used in) operating
  activities..............................   $ (36,449)    $    (238)    $    4,962     $      --     $  (31,725)
                                            -----------  -------------  ------------  -------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures....................      (1,825)       (2,710)           (43)           --         (4,578)
  Acquisition and investments in
    businessess, net of cash acquired.....      15,751        (2,979)      (178,320)           --       (165,548)
  Decrease in assets restricted for the
    settlement of unpaid claims...........          --         5,474          8,890            --         14,364
  Crescent Transaction costs..............          --            --         (4,253)           --         (4,253)
                                            -----------  -------------  ------------  -------------  ------------
Cash provided by (used in) investing
  activities..............................      13,926          (215)      (173,726)           --       (160,015)
                                            -----------  -------------  ------------  -------------  ------------
Cash Flows from Financing Activities:
  Payments on debt and capital lease
    obligations...........................          --          (140)            --            --           (140)
  Proceeds from exercise of stock options
    & warrants............................          --            --          1,917            --          1,917
  Purchases of treasury stock.............          --            --        (12,456)           --        (12,456)
                                            -----------  -------------  ------------  -------------  ------------
Cash used in financing activities.........          --          (140)       (10,539)           --        (10,679)
                                            -----------  -------------  ------------  -------------  ------------
Net decrease in cash and cash
  equivalents.............................     (22,523)         (593)      (179,303)           --       (202,419)
Cash and cash equivalents at beginning of
  period..................................     102,419        62,326        208,133            --        372,878
                                            -----------  -------------  ------------  -------------  ------------
Cash and cash equivalents at end of
  period..................................   $  79,896     $  61,733     $   28,830     $      --     $  170,459
                                            -----------  -------------  ------------  -------------  ------------
                                            -----------  -------------  ------------  -------------  ------------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1997
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

OVERVIEW

    The Company has historically derived the majority of its revenue from providing healthcare services in an inpatient setting. Payments from third-party payors are the principal source of revenue for most healthcare providers. In the early 1990's, many third-party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. As a result, third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which until June 1997 was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs by third-party payors.

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

    Subsequent to the Company's acquisition of Green Spring, the growth of the managed behavioral healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million as of the end of calendar year 1995 to 21.1 million as of the end of calendar year 1997, a compound annual growth rate of over 32%. While growth in the industry was accelerating, the managed behavioral healthcare industry also began to consolidate. The Company concluded that consolidation presented an opportunity for the Company to enhance its stockholder value by increasing its participation in the managed behavioral healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion in the managed behavioral healthcare business.

    During the third quarter of fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities Limited Partnership ("Crescent") for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration (the "Crescent Transactions"). The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy. The Company used the net cash proceeds to finance the acquisitions of HAI and Allied in December 1997. The Company has further implemented its business strategy through the Merit acquisition. See Note J--"Subsequent Events--Merit Acquisition".

    The Company now generates a significant portion of its revenue and earnings from its managed care business. A significant portion of the Company's managed care revenue and earnings are generated from risk-based products, and such portion will increase following the Merit acquisition. The Company believes enrollment in risk-based products will continue to grow through new covered lives and the transition of covered lives in administrative services-only products and employee assistance programs to higher revenue risk-based products. Risk-based products typically generate significantly higher amounts of revenue than other managed behavioral healthcare products. Because the Company is responsible for the cost of care, risk-based products typically have lower margins than non-risk-based products.

RESULTS OF OPERATIONS

    QUARTER ENDED DECEMBER 31, 1996 COMPARED TO THE QUARTER ENDED DECEMBER 31,
     1997.

    REVENUE. Managed care revenue increased 61.8% to $134.1 million for the quarter ended December 31, 1997 from $82.9 million in the same period in fiscal 1997. The increase resulted primarily from the acquisition of HAI and Allied in December 1997 and continued revenue growth at Green Spring. HAI and Allied revenues were approximately $9.2 million and $18.5 million, respectively, for the quarter ended December 31, 1997. Green Spring revenues were positively impacted by the award of several new contracts and acquisitions since December 31, 1996, resulting in a 54% increase in covered lives to 21.1 million as of December 31, 1997 as compared to December 31, 1996.

    Public sector revenue increased 36.1% to $29.3 million for the quarter ended December 31, 1997 from $21.5 million in the same period in fiscal 1997. The increase was primarily attributable to a 26% increase in placements in Mentor homes and $1.7 million in additional revenues from correctional contracts.

    Healthcare franchising revenue was $19.6 million for the quarter ended December 31, 1997. The healthcare franchising revenue consisted of franchise fees payable by CBHS pursuant to the master franchising agreement entered into as part of the Crescent Transactions (the "Franchise Fees").

    Provider business revenue decreased 86.3% to $33.1 million for the quarter ended December 31, 1997 from $242.4 million in the same period in fiscal 1997. The decrease resulted primarily from the effect of the consummation of the Crescent Transactions on June 17, 1997, following which revenue from the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer recorded as part of the Company's revenue. During the quarters ended December 31, 1996 and 1997, the Company recorded revenue of $11.0 million and $0.7 million, respectively, for settlements and adjustments related to reimbursement issues with respect to psychiatric hospitals owned or formerly owned by the Company. During fiscal 1997, the Company recorded $27.4 million for such settlements. Management anticipates that revenue related to such settlements will decline significantly for fiscal 1998.

    SALARIES, COST OF CARE AND OTHER OPERATING EXPENSES. Salaries, cost of care and other operating expenses attributable to the managed care business increased 61.7% to $119.6 million for the quarter ended December 31, 1997 from $73.9 million in the same period in fiscal 1997. The increase resulted primarily from the acquisition of HAI and Allied, which had expenses of $6.8 million and $17.6 million, respectively, for the quarter ended December 31, 1997, and from continued growth at Green Spring.

    Public sector salaries, cost of care and other operating expenses increased 39.0% to $27.4 million for the quarter ended December 31, 1997 from $19.7 million in the same period in fiscal 1997. The increase was due primarily to internal growth and increases in costs related to expansion and new product development.

    Healthcare franchising operating expenses were $2.2 million for the quarter ended December 31, 1997. The Company recorded no expenses with respect to the healthcare franchising business during the quarter ended December 31, 1996 because the Crescent Transactions were not consummated until the third quarter of fiscal 1997.

    Salaries, cost of care and other operating expenses attributable to the provider business decreased 88.0% to $22.1 million for the quarter ended December 31, 1997 from $184.7 million in the same period in fiscal 1997. The decrease resulted primarily from the effect of the consummation of the Crescent Transactions, following which operating expenses of the Psychiatric Hospital Facilities and other facilities transferred to CBHS were no longer accounted for as part of the Company's operating expenses. During the quarter ended December 31, 1997, the Company recorded reductions of expenses of approximately $4.1 million as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    BAD DEBT EXPENSE. Bad debt expense, which is primarily attributable to the provider business, decreased 94.7%, or $19.2 million, for the quarter ended December 31, 1997 compared to the same period in fiscal 1997. The decrease was primarily attributable to the effect of the consummation of the Crescent Transactions, following which the bad debt expense incurred by the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer accounted for as part of the Company's bad debt expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 46.8%, or $6.1 million, for the quarter ended December 31, 1997 compared to the same period in fiscal 1997. The decrease was primarily attributable to the effect of the consummation of the Crescent Transactions, whereby the Psychiatric Hospital Facilities were sold to Crescent, offset by increases in depreciation and amortization resulting from the HAI and Allied acquisitions.

    INTEREST, NET. Interest expense, net, decreased 45.5%, or $6.2 million, for the quarter ended December 31, 1997 compared to the same period in fiscal 1997. The decrease was primarily the result of lower interest expense due to lower average borrowings and higher interest income due to temporary investments of the cash received in the Crescent Transactions.

    OTHER ITEMS. Stock option expense (credit) for the quarter ended December 31, 1997 decreased $4.6 million from the quarter ended December 31, 1996 primarily due to fluctuations in the market price of the Company's common stock.

    The Company recorded equity in the loss of CBHS of $11.5 million for the quarter ended December 31, 1997, representing the Company's proportionate (50%) loss in CBHS for the quarter ended December 31, 1997. See Note G--"Investment in CBHS".

    Minority interest increased $0.9 million during the quarter ended December 31, 1997 compared to the same period in fiscal 1997. The increase was primarily due to Green Spring's net income growth in fiscal 1998.

    The Company recorded an extraordinary loss on early extinguishment of debt, net of tax, of $3.0 million during the quarter ended December 31, 1996 related to the termination of its then existing credit agreement.

IMPACT OF CRESCENT TRANSACTIONS

    The Company owns a 50% equity interest in CBHS, from which it receives the Franchise Fees. The Franchise Fees represent a significant portion of the Company's earnings and cash flows. The following is a discussion of certain matters related to the Company's ownership of CBHS that may have a bearing on the Company's future results of operations.

    CBHS may consolidate services in selected markets by closing facilities depending on market conditions and evolving business strategies. For example, during fiscal 1995 and 1996, the Company consolidated, closed or sold 15 and 9 psychiatric hospitals, respectively. During fiscal 1997, the Company consolidated or closed three psychiatric hospitals prior to the Crescent Transactions. If CBHS closes additional psychiatric hospitals, it could result in charges to income for the costs attributable to the closures, which would result in lower equity in earnings of CBHS for the Company.

    The Company's JV Hospitals and CBHS' hospitals continue to experience a shift in payor mix to managed care payors from other payors, which contributed to a reduction in revenue per equivalent patient day in fiscal 1996 and a decline in average length of stay in fiscal 1995, 1996 and 1997. Management anticipates a continued shift in hospital payor mix towards managed care payors as a result of changes in the healthcare marketplace. Future shifts in hospital payor mix to managed care payors could result in lower revenue per equivalent patient day and lower average length of stay in future periods for the Company's JV Hospitals and CBHS' hospitals, which could result in lower equity in earnings from CBHS for the Company and cash flows to pay the Franchise Fees. The hospitals currently managed or operated by CBHS, including hospitals closed or sold in 1997, reported a 10% reduction in equivalent patient days, a 7% reduction in average length of stay and a 4% decrease in admissions in fiscal 1997 compared to fiscal 1996.

    The Balanced Budget Act of 1997 (the "Budget Act"), which was enacted by Congress in August 1997, includes provisions that eliminated the TEFRA bonus payment and reduced reimbursement of certain costs previously paid by Medicare and eliminated the Medicaid "disproportionate share" program. These provisions, along with other provisions in the Budget Act, will reduce the amount of revenue and earnings that CBHS hospitals will receive for the treatment of Medicare patients. CBHS management estimates that such reductions will approximate $10 million in fiscal 1998, and due to the phase-in effects of the Budget Act, approximately $15 million annually in subsequent fiscal years.

    Based on projections of fiscal 1998 operations prepared by management of CBHS and results of operations through December 31, 1997, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1998. The Company currently estimates that CBHS will be able to pay approximately $58 to $68 million of the Franchise Fees in fiscal 1998, a $10 to $20 million shortfall relative to amounts payable under the master franchise agreement. The Company may be required to record bad debt expense related to Franchise Fees receivable from CBHS, if any, in fiscal 1998 or future periods if CBHS's operating performance does not improve to levels achieved prior to the consummation of the Crescent Transactions. If CBHS defaults in payment of the Franchise Fees, the Company will pursue all remedies available to it under the master franchise agreement.

IMPACT OF THE MERIT ACQUISITION

    Following the Merit acquisition, the Company provides managed behavioral healthcare services in the United States to over 58 million covered lives. The Company believes it has the number one market position in each of the major product markets in which it competes. The Company believes its industry leading position will enhance its ability to (1) provide a consistent level of high quality service on a nationwide basis; (ii) enter into favorable agreements with behavioral healthcare providers that allow it to effectively control healthcare costs for its customers; and (iii) effectively market its managed care products to large corporate, HMO and insurance customers, which, the Company believes, increasingly prefer to be serviced by a single-source provider on a national basis.

    The Company believes that the Merit acquisition creates opportunities for the Company to achieve significant cost savings in its managed behavioral healthcare business. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of cost savings in its managed behavioral healthcare business on an annual basis within eighteen months following the consummation of the Merit acquisition. The Company expects to spend approximately $26.0 million during the eighteen months following the consummation of the Merit acquisition in connection with achieving such costs.

    The Company expects to finalize its plans for the integration of the businesses of Green Spring, HAI and Merit by March 31, 1998. The Company expects to record charges to operations during the quarter ended March 31, 1998 to the extent the integration plan results in the elimination of personnel and facility closures at HAI and Green Spring and for integration plan costs incurred that benefit future periods.

    The full implementation of the integration plan is expected to take eighteen months. The Merit acquisition and related transactions are expected to be dilutive to future earnings until the integration plan is substantially complete. Accordingly, such earnings dilution will be most significant during the remaining quarters of fiscal 1998.

    The Company expects to record an extraordinary loss of approximately $30.0 million to $35.0 million, net of tax benefits, in connection with the termination of its Credit Agreement and extinguishing the $375 million in 11.25 % Senior Subordinated Notes as part of the Transactions.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash used in operating activities was approximately $23.4 million and $31.7 million for the quarters ended December 31, 1996 and 1997, respectively. The Company typically has negative operating cash flows in the December quarter each year due to the interest payment previously due in October each year for the $375 million 11.25% Senior Subordinated Notes and annual employee incentive payments. Operating cash flows for the quarter ended December 31, 1997 were also adversely affected by the change in due to/from CBHS, primarily due to working capital advances, of $11.3 million, the prepayment of CHARTER call center management fees to CBHS of $5.9 million and insurance settlement payments of $6.8 million.

    INVESTING ACTIVITIES. The Company utilized $165.5 million in funds, net of cash acquired, for acquisitions and investments in businesses, including Allied and HAI, during the quarter ended December 31, 1997. In addition, the Company paid approximately $4.3 million for Crescent Transaction costs during the quarter ended December 31, 1997. The Company expects to fund an additional $6.6 million in transaction costs and construction costs in fiscal 1998 related to the Crescent Transactions.

    FINANCING ACTIVITIES. The Company borrowed approximately $126.8 million, net of issuance costs, in the first quarter of fiscal 1997, primarily to refinance its then existing credit agreement. The Company repurchased approximately 545,000 shares of its common stock for approximately $12.5 million during the quarter ended December 31, 1997.

    As of February 12, 1998, the Company had approximately $112.5 million of availability under the Revolving Facility of the New Credit Agreement.

PRO FORMA LIQUIDITY AND CAPITAL RESOURCES

    Following the consummation of the Merit acquisition, interest payments on the Notes and interest and principal payments on indebtedness outstanding pursuant to the New Credit Agreement will represent significant liquidity requirements for the Company. Borrowings under the New Credit Agreement will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the New Credit Agreement will include $550 million in Term Loans and up to $150 million under the Revolving Facility. Commencing in the second quarter of fiscal 1999, the Company will be required to make principal payments with respect to the Term Loans.

    The Company is in the process of finalizing its plans for the integration of the businesses of Green Spring, HAI and Merit. The Company expects to achieve approximately $60.0 million of cost savings on an annual basis within eighteen months following the consummation of the Merit acquisition. Such cost savings are measured relative to the combined budgeted amounts of the Company, Merit and HAI for the current fiscal year prior to the cost savings initiatives. The Company expects to spend approximately $26.0 million during the eighteen months following the consummation of the Merit acquisition in connection with achieving such cost savings, including expenses related to reducing duplicative personnel in its managed care organizations, contractual terminations for eliminating excess real estate (primarily locations under operating leases) and other related costs in connection with the integration plan. Certain of such costs will be capital expenditures.

    During December 1997, the Company purchased HAI and Allied for approximately $122.1 million and $70.0 million, respectively, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to the former owners of HAI and Allied. With respect to HAI, the Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five-year period subsequent to closing. The Company is obligated to make contingent payments under two separate calculations. Under the first calculation, the amount and timing of the contingent payments will be based on growth in the number of lives covered by certain HAI products during the next five years. The Company may be required to make contingent payments of up to $25.0 million per year for each of the five years following the HAI acquisition depending on the net annual growth in the number of lives covered by such HAI products. The amount to be paid per incremental covered life decreases during the five-year term of the Company's contingent payment obligation. Under the second calculation, the Company may be required to make contingent payments of up to $35.0 million per year for each of five years based on the net cumulative growth in the number of lives covered by certain other HAI products. Aetna will receive a specified amount per net incremental life covered by such products. The amount to be paid per incremental covered life increases with the number of incremental covered lives.

    The Company may be required to pay up to $40.0 million during the three years following the closing of the Allied acquisition based on Allied's performance relative to certain earnings targets. In connection with Merit's acquisition of CMG Health, Inc. ("CMG"), the Company, by acquiring Merit, may be required to make certain future contingent cash payments over the next two years to the former shareholders of CMG based upon the performance of certain CMG customer contracts. Such contingent payments are subject to an aggregate maximum of $23.5 million.

    The Company believes that the cash flow generated from its operations together with amounts available for borrowing under the New Credit Agreement, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI, Allied and CMG and other investing and financing activities. The Company currently estimates that it will spend approximately $50.0 million to $60.0 million for capital expenditures in fiscal 1998. On a combined basis, the Company (excluding its provider business), Merit and HAI spent approximately $40 million for capital expenditures during fiscal 1997. The majority of the Company's budgeted capital expenditures relate to management information systems and related equipment. The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. Immediately after the consummation of the Transactions, $112.5 million, including $17.5 million for letters of credit, was available to the Company for borrowing pursuant to the Revolving Facility. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the New Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    The New Credit Agreement provides for the Term Loan Facility in an aggregate principal amount of $550 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan") and an approximately $183.3 million Tranche C Term Loan (the "Tranche C Term Loan") and the Revolving Facility providing for revolving loans to the Company and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150 million.

    The Tranche A Term Loan and the Revolving Facility will mature on the date that is six years after the closing of the Transactions. The Tranche B Term Loan will mature on the date that is seven years after the closing of the Transactions and the Tranche C Term Loan will mature on the date that is eight years after the closing of the Transactions. The Tranche A Term Loan will be amortized in installments in amounts equal to $22.0 million in the second year following the closing date, $30.0 million in the third year following the closing date, $36.0 million in the fourth year following the closing date, $48.0 million in the fifth year following the closing date, and $47.3 million in the sixth year following the closing date. The Tranche B Term Loan will be amortized in installments in amounts equal to $2.2 million in each of the second through fifth years following the closing date, $55.0 million in the sixth year following the closing date, and $119.5 million in the seventh year following the closing date. The Tranche C Term Loan will be amortized in installments in amounts equal to $2.2 million in each of the second through sixth years following the closing date, $55.0 million in the seventh year following the closing date and $117.3 million in the eighth year following the closing date. In addition, the credit facilities are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to
(a) 100% of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (b) 100% of the net proceeds of certain debt issuances of the Company or any of its subsidiaries, (c) 75% of the Company's excess cash flow, as defined, and (d) 100% of the net proceeds of certain asset sales or other dispositions of property of the Company and its subsidiaries, in each case subject to certain limited exceptions.

    The New Credit Agreement will impose restrictions on the Company's ability to make capital expenditures and both the New Credit Agreement and the Indenture governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company subsequent to the Merit acquisition, could limit the Company's ability to respond to market opportunities. The covenants contained in the New Credit Agreement will also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the Indenture), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock and make acquisitions.

MODIFICATION OF COMPUTER SOFTWARE FOR THE YEAR 2000

    The Company and its subsidiaries have internally developed computer software systems that process transactions based on storing two digits for the year of a transaction (i.e., "97" for 1997) rather than four digits, which will be required for year 2000 transaction processing. CBHS expects to spend $1.0 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. The Company expects to spend approximately $1.6 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. The Company does not anticipate incurring any other significant costs for year 2000 software modification. The cost of modifying internal use software for the year 2000 is charged to expense as incurred.

                           PART II--OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS

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

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    2(a) Stock Purchase Agreement, dated August 5, 1997, between the Company and
       Aetna Insurance Company of Connecticut, which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

    2(b) Master Service Agreement, dated August 5, 1997, between the Company,
       Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

    2(c) Amendment to Stock Purchase Agreement, dated December 4, 1997, between the Company and Aetna Insurance Company of Connecticut, which was filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

    2(d) First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and in incorporated herein by reference.

    2(e) Asset Purchase Agreement, dated October 16, 1997, among the Company;
       Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D.

    2(f) First Amendment to Asset Purchase Agreement, dated December 5, 1997, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russing M.D. and Lawrence Schimmel, M.D.

    2(g) Agreement and Plan of Merger, dated October 24, 1997, among the
       Company, Merit Behavioral Care Corporation and MBC Merger Corporation.

    27  Financial Data Schedule

    (b) Report on Form 8-K

            The following current reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1997.

                                                              FINANCIAL
                                                             STATEMENTS
    DATE OF REPORT        ITEM REPORTED AND DESCRIPTION         FILED
----------------------  ---------------------------------  ---------------
  December 17, 1997       Acquisition--HAI Acquisition         Yes (1)

------------------------

    (1) Audited financial statements for the two years in the period ended December 31, 1996, unaudited financial statements for the nine months ended September 30, 1997 and 1996 and as of September 30, 1997, unaudited pro forma statement of operations for the year ended September 30, 1997 and unaudited pro forma balance sheet as of September 30, 1997.

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MAGELLAN HEALTH SERVICES, INC.
                                              -------------------------------------------
                                              (Registrant)

Date: February 16, 1998                       /s/ Craig L. McKnight
                                              -------------------------------------------
                                              Craig L. McKnight
                                              Executive Vice President and
                                              Chief Financial Officer

Date: February 16, 1998                       /s/ Howard A. McLure
                                              -------------------------------------------
                                              Howard A. McLure
                                              Senior Vice President and Controller
                                              (Principal Accounting Officer)