Form 10-Q
period 1998-03-31
MAGELLAN HEALTH SERVICES INC
filed 1998-05-15
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

      /X/             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                              OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    The number of shares of the Registrant's Common Stock outstanding as of April 30, 1998, was 31,509,504.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------

PART I--FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheets--September 30, 1997 and March 31, 1998..........................            2

  Condensed Consolidated Statements of Operations--For the Three Months and the Six Months ended March
    31, 1997 and 1998...................................................................................            4

  Condensed Consolidated Statements of Cash Flows--For the Six Months ended March 31, 1997 and 1998.....            5

  Notes to Condensed Consolidated Financial Statements..................................................            6

  Management's Discussion and Analysis of Financial Condition and Results of Operations.................           20

PART II--OTHER INFORMATION:

  Item 1.--Legal Proceedings............................................................................           30

  Item 4.--Submission of Matters to a Vote of Security Holders..........................................           30

  Item 6.--Exhibits and Reports on Form 8-K.............................................................           30

  Signatures............................................................................................           32

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SEPTEMBER 30,   MARCH 31,
                                                                                           1997           1998
                                                                                       -------------  ------------
                                                      ASSETS
Current Assets:
    Cash and cash equivalents........................................................   $   372,878   $    160,986
    Accounts receivable, net.........................................................       107,998        181,622
    Refundable income taxes..........................................................         2,466          1,361
    Other current assets.............................................................        23,696         42,335
                                                                                       -------------  ------------
      Total Current Assets...........................................................       507,038        386,304

Assets restricted for settlement of unpaid claims and other long-term liabilities....        87,532         69,226

Property and equipment:
    Land.............................................................................        11,667         11,477
    Buildings and improvements.......................................................        70,174         75,580
    Equipment........................................................................        63,719        131,013
                                                                                       -------------  ------------
                                                                                            145,560        218,070
    Accumulated depreciation.........................................................       (37,038)       (46,169)
                                                                                       -------------  ------------
                                                                                            108,522        171,901
    Construction in progress.........................................................           692          1,078
                                                                                       -------------  ------------
      Total property and equipment...................................................       109,214        172,979
                                                                                       -------------  ------------
Deferred income taxes................................................................         1,158         75,651
Investment in CBHS...................................................................        16,878             --
Other long-term assets...............................................................        20,893         45,906
Goodwill, net........................................................................       114,234        919,500
Other intangible assets, net.........................................................        38,673        243,332
                                                                                       -------------  ------------
                                                                                        $   895,620   $  1,912,898
                                                                                       -------------  ------------
                                                                                       -------------  ------------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                     integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       SEPTEMBER 30,   MARCH 31,
                                                                                           1997           1998
                                                                                       -------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................................................   $    45,346   $     42,478
  Accrued liabilities................................................................       170,429        382,626
  Current maturities of long-term debt and capital lease obligations.................         3,601         10,131
                                                                                       -------------  ------------
        Total Current Liabilities....................................................       219,376        435,235

Long-term debt and capital lease obligations.........................................       391,693      1,208,715
Reserve for unpaid claims............................................................        49,113         36,642
Deferred credits and other long-term liabilities.....................................        16,110         19,710
Minority interest....................................................................        61,078         30,619

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, without par value
    Authorized--10,000 shares Issued and outstanding--none...........................            --             --
  Common Stock, par value $0.25 per share
    Authorized--80,000 shares Issued and outstanding--33,439 shares at September 30,
      1997 and 33,625 shares at March 31, 1998.......................................         8,361          8,407
  Other Stockholders' Equity
    Additional paid-in capital.......................................................       340,645        351,858
    Accumulated deficit..............................................................      (129,955)      (157,634)
    Warrants outstanding.............................................................        25,050         25,050
    Common Stock in Treasury, 4,424 shares at September 30, 1997 and 2,137 shares at
      March 31, 1998.................................................................       (82,731)       (42,413)
    Cumulative foreign currency adjustments..........................................        (3,120)        (3,291)
                                                                                       -------------  ------------
        Total stockholders' equity...................................................       158,250        181,977
                                                                                       -------------  ------------
                                                                                        $   895,620   $  1,912,898
                                                                                       -------------  ------------
                                                                                       -------------  ------------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                     integral part of these balance sheets.

                         MAGELLAN HEALTH SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                           ENDED                   ENDED
                                                                         MARCH 31,               MARCH 31,
                                                                   ----------------------  ----------------------
                                                                      1997        1998        1997        1998
                                                                   ----------  ----------  ----------  ----------
Net revenue......................................................  $  349,922  $  372,223  $  696,741  $  588,320
                                                                   ----------  ----------  ----------  ----------

Costs and expenses:
  Salaries, cost of care and other operating expenses............     282,210     324,507     566,333     500,128
  Bad debt expense...............................................      15,140         686      35,375       1,756
  Depreciation and amortization..................................      13,088      12,956      26,187      19,925
  Interest, net..................................................      13,153      17,526      26,722      24,927
  Stock option expense (credit)..................................         829         420       1,433      (3,539)
  Managed Care integration costs.................................          --      11,074          --      11,074
  Equity in loss of CBHS.........................................          --       5,575          --      17,063
  Unusual Items..................................................       1,395          49       1,395          49
                                                                   ----------  ----------  ----------  ----------
                                                                      325,815     372,793     657,445     571,383
                                                                   ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes, minority
  interest and extraordinary items...............................      24,107        (570)     39,296      16,937
Provision for income taxes.......................................       9,643         630      15,718       7,633
                                                                   ----------  ----------  ----------  ----------
Income (loss) before minority interest and extraordinary items...      14,464      (1,200)     23,578       9,304
Minority interest................................................       2,572       1,092       4,545       3,968
                                                                   ----------  ----------  ----------  ----------
Income (loss) before extraordinary items.........................      11,892      (2,292)     19,033       5,336
Extraordinary items--losses on early extinguishments of debt (net
  of income tax benefit of $1,967 in 1997 and $22,010 in 1998)...          --     (33,015)     (2,950)    (33,015)
                                                                   ----------  ----------  ----------  ----------
Net income (loss)................................................  $   11,892  $  (35,307) $   16,083  $  (27,679)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Average number of common shares outstanding--basic...............      28,726      31,012      28,657      29,995
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Average number of common shares outstanding--diluted.............      29,343      31,012      29,155      30,587
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Income (loss) per common share--basic:
  Income (loss) before extraordinary items.......................  $     0.41  $    (0.07) $     0.66  $     0.18
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Extraordinary losses on early extinguishments of debt..........  $       --  $    (1.06) $    (0.10) $    (1.10)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Net income (loss)..............................................  $     0.41  $    (1.14) $     0.56  $    (0.92)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Income (loss) per common share--diluted:
  Income (loss) before extraordinary items.......................  $     0.41  $    (0.07) $     0.65  $     0.17
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Extraordinary losses on early extinguishments of debt..........  $       --  $    (1.06) $    (0.10) $    (1.08)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Net income (loss)..............................................  $     0.41  $    (1.14) $     0.55  $    (0.90)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            FOR THE SIX MONTHS
                                                                                                   ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                             1997        1998
                                                                                          ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................................................................  $   16,083  $   (27,679)
                                                                                          ----------  -----------
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Depreciation and amortization.................................................      26,187       19,925
          Equity in loss of CBHS........................................................          --       17,063
          Stock option expense (credit).................................................       1,433       (3,539)
          Non-cash interest expense.....................................................         882        1,110
          Loss (gain) on sale of assets.................................................      (3,302)          49
          Impairment of long-lived assets...............................................          --        2,160
          Extraordinary losses on early extinguishments of debt.........................       4,917       55,025
          Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
              Accounts receivable, net..................................................      (2,474)      (8,933)
              Other assets..............................................................      (4,214)      (8,210)
              Accounts payable and other accrued liabilities............................     (30,981)     (25,475)
              Reserve for unpaid claims.................................................     (13,694)     (12,815)
              Income taxes payable and deferred income taxes............................       4,638      (23,275)
              Other liabilities.........................................................     (15,154)      (4,126)
              Minority interest, net of dividends paid..................................       5,219        2,705
              Other.....................................................................      (1,063)      (1,026)
                                                                                          ----------  -----------
                  Total adjustments.....................................................     (27,606)      10,638
                                                                                          ----------  -----------
                    Net cash used in operating activities...............................     (11,523)     (17,041)
                                                                                          ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................................................................     (14,373)     (13,467)
  Acquisitions and investments in businesses, net of cash acquired......................     (12,962)    (936,663)
  Decrease in assets restricted for settlement of unpaid claims.........................       8,626       18,007
  Proceeds from sale of assets..........................................................      10,386        5,983
  Crescent Transaction costs............................................................          --       (5,865)
                                                                                          ----------  -----------
                    Net cash used in investing activities...............................      (8,323)    (932,005)
                                                                                          ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of issuance costs.................................     126,825    1,171,681
  Payments on debt and capital lease obligations........................................    (117,521)    (425,433)
  Proceeds from exercise of stock options and warrants..................................       3,842        3,362
  Purchases of treasury stock...........................................................          --      (12,456)
                                                                                          ----------  -----------
                    Net cash provided by financing activities...........................      13,146      737,154
                                                                                          ----------  -----------
Net decrease in cash and cash equivalents...............................................      (6,700)    (211,892)
Cash and cash equivalents at beginning of period........................................     120,945      372,878
                                                                                          ----------  -----------
Cash and cash equivalents at end of period..............................................  $  114,245  $   160,986
                                                                                          ----------  -----------
                                                                                          ----------  -----------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                  (UNAUDITED)

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

NOTE C--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the six months ended March 31, 1997 and 1998:

                                                                                        FOR THE SIX
                                                                                        MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1997       1998
                                                                                    ---------  ---------
                                                                                       (In thousands)
Income taxes paid, net of refunds received........................................  $   9,064  $   8,095
Interest paid, net of amounts capitalized.........................................     28,704     40,747

Non-cash transactions:
  Common Stock in Treasury issued in connection with the purchase of the remaining
    39% interest in Green Spring Health Services, Inc.............................  $      --  $  63,496

    Cash and cash equivalents at March 31, 1998 include approximately $57.6 million that is held for the payment of claims under the terms of certain behavioral managed care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 and March 31, 1998 is as follows (in thousands):

                                                                             SEPTEMBER 30,   MARCH 31,
                                                                                 1997           1998
                                                                             -------------  ------------
Credit Agreement due through 2002..........................................   $        --   $         --
New Credit Agreement:
  Revolving Facility (7.94% at March 31, 1998) due through 2004............            --         30,000
  Term Loan Facility (7.94% to 8.44% at March 31, 1998) due through 2006...            --        550,000
11.25% Series A Senior Subordinated Notes..................................       375,000             --
9.0% Senior Subordinated Notes due 2008....................................            --        625,000
6.81% to 11.5% Mortgage and other notes payable through 2005...............         7,721          7,406
7.5% Swiss Bonds...........................................................         6,443             --
3.65% Capital lease obligations due through 2014...........................         6,438          6,440
                                                                             -------------  ------------
                                                                                  395,602      1,218,846
  Less amounts due within one year.........................................         3,601         10,131
  Less debt service funds..................................................           308             --
                                                                             -------------  ------------
                                                                              $   391,693   $  1,208,715
                                                                             -------------  ------------
                                                                             -------------  ------------

    In connection with the acquisition of Merit Behavioral Care Corporation ("Merit") on February 12, 1998, the Company (i) terminated its Credit Agreement;
(ii) repaid all loans outstanding pursuant to Merit's existing credit agreement;
(iii) completed a tender offer for its 11.25% Series A Senior Subordinated Notes due 2004 (the "Old Notes"); (iv) completed a tender offer for Merit's 11.50% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes"); (v) entered into a new senior secured bank credit agreement (the "New Credit Agreement") with the Chase Manhattan Bank and a syndicate of financial institutions, providing for Credit Facilities of up to $700 million, and (vi) issued $625 million in 9.0% Senior Subordinated Notes due 2008 (the "New Notes"). See Note H --"Acquisitions--Merit Acquisition."

    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $33.0 million, net of income tax benefit, during the quarter and the six months ended March 31, 1998, to write off unamortized deferred financing costs related to terminating the Credit Agreement and extinguishing the Old Notes, to record the tender premium and related costs of extinguishing the Old Notes and to record the gain on extinguishment of the 7.5% Swiss Bonds.

    The New Credit Agreement provides for a Term Loan Facility in an aggregate principal amount of $550 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan") and an approximately $183.3 million Tranche C Term Loan (the "Tranche C Term Loan"), and a Revolving Facility providing for revolving loans to the Company and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150 million.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES (CONTINUED)
    The Tranche A Term Loan and the Revolving Facility mature on February 12, 2004. The Tranche B Term Loan matures on February 12, 2005 and the Tranche C Term Loan matures on February 12, 2006. The Tranche A Term Loan amortizes in installments in each fiscal year in amounts equal to $16.5 million in 1999, $28.0 million in 2000, $34.5 million in 2001, $45.0 million in 2002, $48.0 million in 2003 and $11.3 million in 2004. The Tranche B Term Loan amortizes in installments in amounts equal to $1.7 million in 1999, $2.2 million in each of 2000 through 2002, $41.8 million in 2003, $103.4 million in 2004 and $29.8 million in 2005. The Tranche C Term Loan amortizes in installments in each fiscal year in amounts equal to $1.7 million in 1999, $2.2 million in each of 2000 through 2003, $41.8 million in 2004, $101.9 million in 2005 and $29.1 million in 2006. In addition, the Credit Facilities are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to (a) 100% of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (b) 100% of the net proceeds of certain debt issues of the Company or any of its subsidiaries, (c) 75% of the Company's excess cash flow, as defined, and (d) 100% of the net proceeds of certain asset sales or other dispositions of property of the Company and its subsidiaries, in each case subject to certain limited exceptions.

    The New Credit Agreement contains a number of covenants that, among other things restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the Indenture for the New Notes), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the New Credit Agreement requires the Company to comply with specified financial ratios and facts, including minimum coverage ratios, maximum leverage ratios, maximum senior debt ratios, minimum "EBITDA" (as defined in the New Credit Agreement) and minimum net worth tests.

    At the Company's election, the interest rates per annum applicable to the loans under the New Credit Agreement are a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offered rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the Chase Manhattan Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1%) plus a borrowing margin. The borrowing margins applicable to the Tranche A Term Loan and loans under the Revolving Facility are currently 1.25% for ABR loans and 2.25% for LIBOR loans, and are subject to reduction if the Company's financial results satisfy certain leverage tests. The borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan are 1.50% and 1.75%, respectively, for ABR loans and 2.50% and 2.75%, respectively, for LIBOR loans, and are not subject to reduction. Amounts outstanding under the credit facilities not paid when due bear interest at a default rate equal to 2.00% above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility.

    The obligations of the Company and the Subsidiary Borrowers under the New Credit Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned domestic subsidiary and, subject to certain exceptions, each foreign subsidiary of the Company. In addition, the Credit Facilities and the guarantees are secured by security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES (CONTINUED)
    The New Notes are general unsecured senior subordinated obligations of the Company. The New Notes are limited in aggregate principal amount to $625 million and will mature on February 15, 2008. Interest on the New Notes will accrue at the rate of 9.0% per annum and will be payable semi-annually on each February 15 and August 15, commencing on August 15, 1998, to the holders of record on the immediately preceding February 1 and August 1, whether or not a business day.

    The New Notes are not redeemable at the option of the Company prior to February 15, 2003. The New Notes will be redeemable at the option of the Company on or after such date, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, during the twelve-month period beginning on February 15 of the years indicated below:

                                                                REDEMPTION
                            YEAR                                  PRICES
-------------------------------------------------------------  -------------
2003.........................................................        104.5%
2004.........................................................        103.0%
2005.........................................................        101.5%
2006 and thereafter..........................................        100.0%

    In addition, at any time and from time to time prior to February 15, 2001, the Company may, at its option, redeem up to 35% of the original aggregate principal amount of New Notes at a redemption price (expressed as a percentage of the principal amount) of 109%, plus accrued and unpaid interest with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount of New Notes remains outstanding immediately after the occurrence of such redemption and that such redemption occurs within 60 days of the date of the closing of any such equity offering.

    The Indenture for the New Notes limits, among other things: (i) the incurrence of additional indebtedness by the Company and its Restricted Subsidiaries (as defined); (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its Restricted Subsidiaries and the redemption of certain Subordinated Obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens; and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indenture on the New Notes also prohibits certain restrictions on distributions from Restricted Subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE E--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                               SEPTEMBER 30,  MARCH 31,
                                                                                   1997          1998
                                                                               -------------  ----------
Salaries, wages and other benefits...........................................   $    21,647   $   21,153
Amounts due health insurance programs........................................        14,126        9,775
Medical claims payable.......................................................        36,508      196,575
Interest.....................................................................        19,739        9,537
Crescent Transactions........................................................        14,648        7,719
Other........................................................................        63,761      137,867
                                                                               -------------  ----------
                                                                                $   170,429   $  382,626
                                                                               -------------  ----------
                                                                               -------------  ----------

NOTE F--INCOME PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. Income per common share for the three months and the six months ended March 31, 1997 have been restated to conform to FAS 128 as required. The effect of adopting FAS 128 was not material.

    The following table presents the components of weighted average common shares outstanding-- diluted (in thousands):

                                                                Three Months Ended       Six Months Ended
                                                                    March 31,               March 31,
                                                              ----------------------  ----------------------
                                                                 1997        1998        1997        1998
                                                              ----------  ----------  ----------  ----------
Weighted average common shares outstanding--basic...........      28,726      31,012      28,657      29,995
Common stock equivalents--stock options.....................         600           0         481         575
Common stock equivalents--warrants..........................          17           0          17          17
                                                              ----------  ----------  ----------  ----------
Weighted average common shares outstanding--diluted.........      29,343      31,012      29,155      30,587
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

    Common stock equivalents of approximately 452,000 were excluded from the income per common share calculation for the three months ended March 31, 1998 due to their anti-dilutive nature as a result of the Company's loss for such period.

NOTE G--INVESTMENT IN CBHS

    The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions (as defined) on June 17, 1997, which are further described in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company accounts for its investment in CBHS using the equity method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    A summary of financial information for CBHS is as follows (in thousands):

                                                                              SEPTEMBER 30,   MARCH 31,
                                                                                  1997          1998
                                                                              -------------  -----------
Current assets..............................................................   $   148,537    $ 147,700
Property and equipment, net.................................................        18,424       17,815
Other noncurrent assets.....................................................         8,633        8,294
                                                                              -------------  -----------
  Total Assets..............................................................   $   175,594    $ 173,809
                                                                              -------------  -----------
                                                                              -------------  -----------
Current liabilities.........................................................   $    68,497    $  90,066
Long-term debt..............................................................        65,860       65,831
Other noncurrent liabilities................................................         7,481       23,138
Members' capital (deficiency)...............................................        33,756       (5,226)
                                                                              -------------  -----------
  Total Liabilities and Members' Capital....................................   $   175,594    $ 173,809
                                                                              -------------  -----------
                                                                              -------------  -----------

                                                                              THREE MONTHS   SIX MONTHS
                                                                                  ENDED         ENDED
                                                                                MARCH 31,     MARCH 31,
                                                                                  1998          1998
                                                                              -------------  -----------
Net revenue.................................................................   $   187,384    $ 365,442
                                                                              -------------  -----------
Operating expenses..........................................................       200,278      399,942
Interest, net...............................................................         1,305        2,675
                                                                              -------------  -----------
  Net loss before preferred member distribution.............................   $   (14,199)   $ (37,175)
                                                                              -------------  -----------
                                                                              -------------  -----------
Cash used in operating activities...........................................                  $  (9,517)
                                                                                             -----------
                                                                                             -----------
Magallan's portion of net loss..............................................        (7,100)     (18,588)
Intercompany loss elimination(1)............................................         1,525        1,525
                                                                              -------------  -----------
Magellan equity loss........................................................   $    (5,575)   $ (17,063)
                                                                              -------------  -----------
                                                                              -------------  -----------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                                    THREE MONTHS     SIX MONTHS
                                                                                       ENDED           ENDED
                                                                                   MARCH 31, 1998  MARCH 31, 1998
                                                                                   --------------  --------------
Franchise Fee revenue(1).........................................................    $   16,525      $   36,100
                                                                                        -------         -------
Costs:
  Accounts receivable collection fees............................................    $      560      $    1,614
  Hospital-based joint venture management fees...................................         1,853           3,483


                                                                                   SEPTEMBER 30,     MARCH 31,
                                                                                        1997            1998
                                                                                   --------------  --------------
Due (to) from CBHS, net (2)......................................................    $   (5,090)     $    1,789
                                                                                        -------         -------
                                                                                        -------         -------
Franchise fees receivable (3)....................................................    $       --      $   10,000
                                                                                        -------         -------
                                                                                        -------         -------
Prepaid CHARTER call center management fees......................................    $       --      $    4,921
                                                                                        -------         -------
                                                                                        -------         -------

------------------------

(1) Based on the terms of the CBHS Transactions (as defined), the Franchise Fees were reduced to $5.0 million per month from approximately $6.5 million per month, effective February 1, 1998, through the consummation date of the CBHS Transactions. In the event that the CBHS Transactions are not consummated, no adjustment will be made to the Franchise Fees. The Company's Franchise Fee revenue for the quarter and the six months ended March 31, 1998, reflects the reduced Franchise Fee revenue, since February 1, 1998, while CBHS recorded Franchise Fee expense of approximately $6.5 million per month in its financial statements. Accordingly, the Company has eliminated the intercompany loss for the proportionate share of the difference between Franchise Fee revenue and expense reflected in the Company's financial statements and CBHS' financial statements.

(2) The nature of hospital accounts receivable billing and collection processes have resulted in the Company and CBHS receiving remittances from payors which belong to the other party. Additionally, the Company and CBHS have established a settlement and allocation process for the accounts receivable related to those patients who were not yet discharged from their treatment on June 16, 1997. In an effort to settle these amounts on a timely basis, and in light of CBHS start up operations and cash flow requirements, the Company made advances to CBHS periodically during the three months and the six months ending March 31, 1998, most of which have been repaid by CBHS. Such advances, net of all settlement activity and certain other amounts due to CBHS for certain shared services and related matters, resulted in the amount shown above as due from CBHS. In addition, the Company has recorded equity in loss of CBHS in excess of its investment balance of approximately $0.2 million, which has been applied against the advances.

(3) CBHS did not pay its Franchise Fee obligation for February 1998 and March 1998. CBHS will be required to pay all Franchise Fees and other amounts due to the Company within six months of consummating the CBHS Transactions.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    CBHS TRANSACTIONS. On March 3, 1998, the Company and certain of its wholly owned subsidiaries entered into definitive agreements with Crescent Operating, Inc. ("COI") and CBHS pursuant to which the Company will, among other things, sell the Company's franchise operations, certain domestic provider operations and certain other assets and operations. The definitive agreements include: (i) an equity purchase agreement between the Company and COI (the "Equity Purchase Agreement"); (ii) a purchase agreement between the Company, certain of its wholly owned subsidiaries and CBHS (the "Purchase Agreement"); and (iii) a support agreement between the Company and COI (the "Support Agreement"). Pursuant to the Equity Purchase Agreement, the Company agreed to sell to COI the Company's common and preferred equity interest in CBHS. Pursuant to the Purchase Agreement, the Company and certain of its wholly owned subsidiaries agreed to sell to CBHS: (i) Charter Advantage, LLC, the entity that conducts the Company's franchise operations; (ii) Charter System, LLC, which owns the intellectual property comprising the "CHARTER" system of behavioral healthcare; (iii) Group Practice Affiliates, Inc., the Company's physician practice management business;
(iv) certain behavioral staff model operations; (v) the Company's Puerto Rican provider management business; (vi) Golden Isle Assurance Company, Ltd., one of the Company's captive insurance companies; and (vii) Strategic Advantage, Inc., which owns certain intellectual property used by the Company to monitor clinical results. The obligations of CBHS and the Company to consummate the transactions contemplated by the Purchase Agreement are also subject to, among other things, the execution of either (i) a Joint Venture Purchase Agreement pursuant to which the Company will sell to CBHS, for no additional consideration, its interest in six hospital-based joint ventures that are managed by CBHS on behalf of the Company (the "Joint Ventures") or (ii) amendments to the services agreement between the Company and certain subsidiaries of CBHS relating to the Joint Ventures pursuant to which the Company will transfer to CBHS all rights to receive certain distributions with respect to the Joint Ventures and pursuant to which CBHS would assume all obligations of the Company with respect to the Joint Ventures arising after consummation of the CBHS Transactions.

    Among other things, the Support Agreement obligates COI to provide CBHS assistance in obtaining financing for its payment obligation under the Purchase Agreement, including its agreement to: (i) provide assistance in the preparation of any offering documents required in connection with CBHS's efforts to obtain financing; (ii) reimburse CBHS for all expenses incurred in connection with obtaining financing, whether or not the CBHS Transactions are consummated; and
(iii) purchase up to $25.0 million of CBHS securities, if necessary, to permit CBHS to obtain the required financing. The Support Agreement also obligates COI, under certain circumstances, to pay the Company a termination fee equal to $2.5 million in cash and the number of shares of COI common stock obtained by dividing $2.5 million by the average closing price of a share of COI common stock for the five trading days prior to the termination of the Purchase Agreement and for the five trading days after the termination of the Purchase Agreement (the "Termination Fee"), if the CBHS Transactions are not consummated as a result of the failure of CBHS to obtain sufficient financing for its payment obligations under the Purchase Agreement.

    Upon consummation of the CBHS Transactions, the Company will receive $280.0 million in cash, pursuant to the Purchase Agreement and, pursuant to the Equity Purchase Agreement, the number of shares of COI common stock obtained by dividing $30.0 million by the average closing price of a share of COI common stock for the ten trading days preceding consummation of the CBHS Transactions. The Company expects to use the cash proceeds, after transaction costs of approximately $8.0 million, to repay indebtedness outstanding under the Term Loan Facility. The CBHS Transactions are expected to close in

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
the fourth quarter of fiscal 1998. There can be no assurance that the Company will consummate the CBHS Transactions.

    The obligations of the Company and CBHS to consummate the transactions contemplated by the Equity Purchase Agreement and the Support Agreement are conditioned upon the execution and delivery of a services purchase agreement (the "Services Purchase Agreement"). It is expected that the Services Purchase Agreement would obligate the Company to purchase from CBHS a designated minimum amount of behavioral healthcare services for gate-kept risk-based covered lives if CBHS meets certain standards required of it pursuant to the Provider Services Agreement (as defined). If the CBHS Transactions are consummated, the Company also expects to enter into a provider services agreement (the "Provider Services Agreement") with CBHS pursuant to which the Company would grant CBHS status as a national preferred provider of behavioral healthcare services to the Company for ten years provided that CBHS complies during the term of the Provider Services Agreement with enhanced clinical, quality assurance, reporting and customer service standards in addition to the standards currently required of other providers of such services to the Company.

NOTE H--ACQUISITIONS

    ALLIED HEALTH GROUP, INC. ACQUISITION. On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provides specialty risk-based products and administrative services to a variety of insurance companies and other customers for its 3.7 million members. Allied has over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid $70 million for Allied, of which $50 million was paid to the sellers at closing with the remaining $20 million placed in escrow.

    The Company funded the acquisition of Allied with cash on hand and has accounted for the acquisition of Allied using the purchase method of accounting. The escrowed amount of the purchase price is payable in one-third increments if Allied achieves specified earnings targets during each of the three years following the closing. Additionally, the purchase price may be increased during the three year period by up to $40 million if Allied's performance exceeds specified earnings targets. The maximum purchase price payable is $110 million.

    The preliminary allocation of the Allied purchase price to goodwill and identifiable intangible assets was based on the Company's preliminary valuations, which are subject to change upon receiving independent appraisals of identifiable intangible assets. The Company expects the Allied purchase price allocation to be finalized by September 30, 1998.

    HAI ACQUISITION. On December 4, 1997, the Company acquired the outstanding common stock of Human Affairs International, Incorporated ("HAI"), a wholly-owned subsidiary of Aetna Insurance Company of Connecticut and a unit of Aetna U.S. Healthcare ("Aetna"), for approximately $122.1 million. HAI provides managed care services to approximately 16.3 million covered lives, primarily through employee assistance programs and other managed behavioral healthcare plans. The Company funded the acquisition of HAI with cash on hand and has accounted for the acquisition of HAI using the purchase method of accounting.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
    The Company may be required to make additional contingent payments of up to $300 million to Aetna (the "Contingent Payments") over the five-year period (each year a "Contract Year") subsequent to closing. The amount and timing of the Contingent Payments will depend upon HAI's receipt of additional covered lives as computed under two separate calculations. Under the first calculation, the Company may be required to pay up to $25 million per year for each of five years following the acquisition based on the net annual growth in the number of lives covered in specified HAI products. Under the second calculation, the Company may be required to pay up to $35 million per Contract Year, based on the net cumulative increase in lives covered by certain other HAI products.

    The preliminary allocation of the HAI purchase price to goodwill and identifiable intangible assets was based on the Company's preliminary valuations, which are subject to change upon receiving independent appraisals of identifiable intangible assets. The Company expects the HAI purchase price allocation to be finalized by September 30, 1998.

    MERIT ACQUISITION. On February 12, 1998, the Company acquired all of the outstanding stock of Merit for approximately $448.9 million in cash plus the repayment of Merit's debt. The Company refinanced its $375 million 11.25% Series A Senior Subordinated Notes as part of the Merit acquisition. The Company accounted for the Merit acquisition using the purchase method of accounting. Merit provides managed care services to approximately 21.6 million covered lives across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local government agencies, and various state Medicaid programs.

    The following table sets forth the sources and uses of funds for the Merit acquisition and related transactions (the "Transactions") at closing (in thousands):

SOURCES:
Cash and cash equivalents...............................................  $  59,290
New Credit Agreement:
  Revolving Facility (1)................................................     20,000
  Term Loan Facility....................................................    550,000
The New Notes...........................................................    625,000
                                                                          ---------
  Total sources.........................................................  $1,254,290
                                                                          ---------
                                                                          ---------
USES:
Cash paid to Merit Shareholders.........................................  $ 448,867
Repayment of Merit existing credit agreement (2)........................    196,357
Purchase of the Old Notes (3)...........................................    432,102
Purchase of Merit Outstanding Notes (4).................................    121,651
Transaction costs (5)...................................................     55,313
                                                                          ---------
    Total uses..........................................................  $1,254,290
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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
(2) Includes principal amount of $193.6 million and accrued interest of $2.7 million.

(3) Includes principal amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.

(4) Includes principal amount of $100.0 million, tender premium of $18.9 million and accrued interest of $2.8 million.

(5) Transaction costs include, among other things, expenses associated with the debt tender offers, the New Notes offering, the Merit acquisition and the New Credit Agreement.

    The purchase price allocation for the Merit acquisition is tentative and subject to adjustment pending final valuations on property and equipment and identifiable intangible assets, determination of final valuation allowances on deferred tax assets, integration plan matters (see Note J) and certain other matters. The Company expects the Merit purchase price allocation to be finalized by September 30, 1998.

    GREEN SPRING MINORITY SHAREHOLDER CONVERSION. The four minority shareholders of Green Spring converted their ownership interests into 2,831,516 shares of Magellan common stock in accordance with the terms in the Green Spring Exchange Agreement at various dates during January 1998. The Company accounted for the Green Spring Minority Shareholder Conversion as a purchase of the minority interests in Green Spring at the fair value of the consideration paid of approximately $63.5 million.

    The following unaudited pro forma information for the six months ended March 31, 1997 and 1998 has been prepared assuming the Crescent Transactions (as defined), Allied acquisition, HAI acquisition, the Transactions and the Green Spring Minority Shareholder Conversion were consummated on October 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such transactions been consummated, or which may be attained in future periods (in thousands, except per share data):

                                                                                                  PRO FORMA
                                                                                              FOR THE SIX MONTHS
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                            MARCH 31,   MARCH 31,
                                                                                               1997        1998
                                                                                            ----------  ----------
Net revenue...............................................................................  $  752,648  $  899,280
Income before extraordinary item(1).......................................................       7,154       4,622
Net income(1)(2)..........................................................................       4,204       4,947
Income per common share--basic:
  Income before extraordinary item........................................................        0.23        0.15
  Net income..............................................................................        0.13        0.16
Income per common share--diluted:
  Income before extraordinary item........................................................        0.22        0.14
  Net income..............................................................................        0.13        0.15

------------------------

(1) Excludes expected cost savings related to the Integration Plan and Managed Care integration costs. See Note J.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
(2) Excludes the extraordinary losses on early extinguishments of debt for the six months ended March 31, 1998, that were directly attributable to the consummation of the Transactions.

NOTE I--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During the quarter and the six months ended March 31, 1997 and the six months ended March 31, 1998, the Company recorded reductions in malpractice claim reserves of approximately $5.0 million and $4.1 million, respectively, as a result of updated actuarial estimates. This reduction resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

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

    On the Company's motion, the Court ordered the parties to participate in mediation of the matter. The parties have reached a tentative settlement of this matter. Pursuant to the tentative settlement, the Company would pay approximately $4.8 million, which has been accrued. Furthermore, Charter Orlando (now operated by CBHS) would agree not to seek reimbursement for services provided to patients covered under the Medicare program for a period of up to fifteen months. The Company has agreed to reimburse CBHS for the resulting loss of revenues during such period. The Company has an accrued obligation of $2.2 million for this reimbursement.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE J--MANAGED CARE INTEGRATION PLAN AND COSTS

INTEGRATION PLAN

    The Company owns three behavioral managed care organizations ("BMCOs"), Green Spring, HAI and Merit, as a result of acquisitions consummated in fiscal 1996 (Green Spring) and fiscal 1998 (HAI and Merit). The Company also owns two other specialty managed care organizations, Allied and Care Management Resources, Inc. ("CMR"). Management has approved and committed the Company to a plan to combine and integrate the operations of its BMCOs and other specialty managed care organizations (the "Integration Plan") that will result in the elimination of duplicative functions and will standardize business practices and information technology platforms. The Company expects to achieve approximately $60 million of cost savings on an annual basis by August 1999 at its BMCOS and approximately $3 million of cost savings on an annual basis at CMR as a result of the Integration Plan.

    The Integration Plan will result in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 110 employees had been involuntarily terminated pursuant to the Integration Plan as of March 31, 1998 and approximately 100 additional employees had been specifically identified for involuntary termination. Approximately 200 positions have been eliminated by normal attrition through April 30, 1998. The remaining positions to be eliminated have been identified, and will be eliminated through a combination of normal attrition and involuntary termination.

    The employee groups of the BMCOs that are primarily affected include executive management, finance, human resources, information systems and legal personnel at the various BMCOs corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations. The Company expects to complete the specific identification of all personnel who will be involuntarily terminated by September 30, 1998 and will complete its involuntary terminations by April 1999.

    The Integration Plan will also result in the closure of approximately 40 to 45 leased facilities at the BMCOs during fiscal 1998 and fiscal 1999. As of March 31, 1998, 17 offices had been specifically identified for closure and 23 to 28 additional offices are under consideration for closure. The Company expects to complete the specific identification of remaining office closures by September 30, 1998.

    The Company has recorded approximately $18.3 million of liabilities related to the Integration Plan, of which $11.7 million was recorded as part of the Merit purchase price allocation and $6.6 million was recorded in the statement of operations under "Managed Care integration costs". These amounts represent those portions of the Integration Plan obligations that were measurable as of March 31, 1998. The Company expects to record additional liabilities as a result of the Integration Plan in fiscal 1998 and fiscal 1999 as final decisions regarding office closures and other contractual obligation terminations are made.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE J--MANAGED CARE INTEGRATION PLAN AND COSTS (CONTINUED)
    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

                                                         BALANCE                                    BALANCE
                                                      SEPTEMBER 30,                                MARCH 31,
TYPE OF COST                                              1997         ADDITIONS   PAYMENTS (1)      1998
---------------------------------------------------  ---------------  -----------  -------------  -----------
Employee termination benefits......................     $      --      $  12,763     $    (613)    $  12,150
Facility closing costs.............................            --          5,279            --         5,279
Other..............................................            --            244            --           244
                                                            -----     -----------        -----    -----------
                                                        $      --      $  18,286     $    (613)    $  17,673
                                                            -----     -----------        -----    -----------
                                                            -----     -----------        -----    -----------

------------------------

(1) Includes $0.5 million in payments related to Merit

OTHER INTEGRATION COSTS

    The Integration Plan will result in additional incremental costs that must be expensed as incurred in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" that are not described above and certain other charges. Other integration costs include, but are not limited to, outside consultants, costs to relocate closed office contents and long-lived asset impairments. Other integration costs are reflected in the statement of operations under "Managed Care integration costs".

    During the quarter and the six months ended March 31, 1998, the Company incurred approximately $4.5 million in other integration costs, including long-lived asset impairments of approximately $2.2 million and outside consulting costs of approximately $2.0 million. The asset impairments relate primarily to identifiable intangible assets that no longer have value and have been written off as a result of the Integration Plan.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 MARCH 31, 1998

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

    Prior to the first quarter of fiscal 1996, the Company was not a provider of behavioral managed care services. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the managed behavioral healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in managed behavioral healthcare. During the first quarter of fiscal 1998, the minority shareholders of Green Spring converted their interests in Green Spring into an aggregate of 2,831,516 shares of Company Common Stock (the "Green Spring Minority Shareholder Conversion").

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

    During the third quarter of fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities Limited Partnership ("Crescent") for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and COI, an affiliate of Crescent, formed CBHS, a joint venture, to operate the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the equity of CBHS is owned by COI.

    In related transactions, (i) Crescent leased the Psychiatric Hospital Facilities to CBHS and (ii) the Company entered into a master franchise agreement (the "Master Franchise Agreement") with CBHS and a franchise agreement with each of the Psychiatric Hospital Facilities and the other facilities operated by CBHS (collectively, the "Franchise Agreements"). The Company's sale of the Psychiatric Hospital Facilities and the related transactions described above are referred to as the "Crescent Transactions." Pursuant to the Franchise Agreements, the Company franchises the "CHARTER" System of behavioral healthcare to each of the Psychiatric Hospital Facilities and other facilities operated by CBHS. In exchange, CBHS agreed to pay the Company, pursuant to the Master Franchise Agreement, annual franchise fees (the "Franchise Fees") of approximately $78.3 million. However, CBHS's obligation to pay the Franchise Fees is subordinate to its obligation to pay rent for the Psychiatric Hospital Facilities to Crescent. The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy. The Company used the net cash proceeds to finance the acquisitions of HAI and Allied in December 1997. The Company further implemented its business strategy through the Merit acquisition. See Note H--"Acquisitions -- Merit Acquisition". On March 3, 1998, the Company entered into definitive agreements with COI and CBHS to, among other things, sell the Company's franchise operations, certain domestic provider operations and certain other assets and operations for $280.0 million, subject to certain adjustments, in cash and $30.0 million in COI common stock.

    If the CBHS Transactions are consummated, the Company will have completed the divestiture of substantially all of its domestic provider business and will have transformed the Company into almost entirely a specialty managed healthcare company. The Company undertook the transformation because it believed that the specialty managed healthcare industry offers growth and earnings prospects superior to those available to the psychiatric hospital industry because, among other things, third party payors for healthcare services are continuing to seek to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Furthermore, government payors are continuing to reduce reimbursement rates or coverage in an effort to control costs.

    As a result of the Merit acquisition, the Company generates a significant portion of its revenue and earnings from its managed care business. The percentage of the Company's revenue derived from its managed care business, in general, and its risk-based products, in particular, will increase further if the CBHS Transactions are consummated.

    A significant portion of the Company's managed care revenue and earnings are generated from risk-based products. The Company believes enrollment in risk-based products will continue to grow through new covered lives and the transition of covered lives in ASO and EAP products to higher revenue risk-based products. Risk-based products typically generate significantly higher amounts of revenue than other managed behavioral healthcare products. Because the Company is responsible for the cost of care, risk-based products typically have lower margins than non-risk-based products. Furthermore, under risk-based contracts, the Company assumes all or a portion of the responsibility for the cost of providing a full or specified range of specialty healthcare treatment services to a specified beneficiary population. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. If the Company is unable to either estimate the rate of service utilization or control the cost of such services, its risk-based contracts may be unprofitable.

RESULTS OF OPERATIONS

    REVENUE. Managed care revenue increased 214.9% to $289.8 million for the quarter ended March 31, 1998 from $92.0 million in the same period in fiscal 1997 and increased 142.3% to $426.8 million for the six months ended March 31, 1998 from $176.2 million in the same period in fiscal 1997. The increases resulted primarily from the acquisitions of HAI, Allied and Merit in fiscal 1998 and the continued revenue growth at Green Spring. HAI, Allied and Merit's aggregate revenues were approximately $174.2 million and $201.9 million for the quarter and the six months ended March 31, 1998, respectively. Green Spring revenues were positively impacted by the award of several new contracts and acquisitions in fiscal 1997 and fiscal 1998, resulting in a 45.7% increase in covered lives to 22.6 million as of March 31, 1998 as compared to March 31, 1997.

    Public sector revenue increased 55.6% to $32.8 million for the quarter ended March 31, 1998 from $21.1 million in the same period in fiscal 1997 and increased 43.1% to $59.1 million for the six months ended March 31, 1998 from $41.3 million in the same period in fiscal 1997. The increases were primarily attributable to a 21.3% increase in placements in Mentor homes since March 31, 1997 to 3,100 individuals and fiscal 1998 acquisitions.

    Healthcare franchising revenue was $16.5 million and $36.1 million for the quarter and the six months ended March 31, 1998, respectively. The healthcare franchising revenue consisted of the Franchise Fees.

    Provider business revenue decreased 86.0% to $33.2 million for the quarter ended March 31, 1998 from $236.9 million in the same period in fiscal 1997 and decreased 86.2% to $66.3 million for the six months ended March 31, 1998 from $479.3 million in the same period in fiscal 1997. The decreases resulted primarily from the effect of the consummation of the Crescent Transactions on June 17, 1997, following which revenue from the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer recorded as part of the Company's revenue. During the quarters ended March 31, 1997 and 1998, the Company recorded revenue of $2.8 million and $1.4 million, respectively, for settlements and adjustments related to reimbursement issues with respect to psychiatric hospitals owned or formerly owned by the Company. During the six months ended March 31, 1997 and 1998, the Company recorded revenue of $13.8 million and $2.2 million, respectively, related to reimbursement issues. During fiscal 1997, the Company recorded $27.4 million for such settlements. Management anticipates that revenue related to such settlements will decline significantly for fiscal 1998.

    SALARIES, COST OF CARE AND OTHER OPERATING EXPENSES. Salaries, cost of care and other operating expenses attributable to the managed care business increased 215.5% to $260.0 million for the quarter ended March 31, 1998 from $82.4 million in the same period in fiscal 1997 and increased 142.2% to $383.1 million for the six months ended March 31, 1998 from $158.2 million in the same period in fiscal 1997. The increases resulted primarily from the acquisitions of HAI, Allied and Merit, which had aggregate expenses of $154.1 million and $178.5 million for the quarter and the six months ended March 31, 1998, respectively, and from continued growth at Green Spring.

    Public sector salaries, cost of care and other operating expenses increased 62.6% to $29.7 million for the quarter ended March 31, 1998 from $18.3 million in the same period in fiscal 1997 and increased 48.2% to $53.6 million for the six months ended March 31, 1998 from $36.1 million in the same period in fiscal 1997. The increases were due primarily to internal growth, increases in costs related to expansion and new product development and fiscal 1998 acquisitions.

    Healthcare franchising operating expenses were $2.7 million and $5.0 million for the quarter and the six months ended March 31, 1998. The Company recorded no expenses with respect to the healthcare franchising business during the quarter and the six months ended March 31, 1997 because the Crescent Transactions were not consummated until the third quarter of fiscal 1997.

    Salaries, cost of care and other operating expenses attributable to the provider business decreased 84.2% to $27.5 million for the quarter ended March 31, 1998 from $173.7 million in the same period in fiscal 1997 and decreased 86.1% to $49.7 million for the six months ended March 31, 1998 from $358.4 million in the same period in fiscal 1997. The decreases resulted primarily from the effect of the consummation of the Crescent Transactions, following which operating expenses of the Psychiatric Hospital Facilities and other facilities transferred to CBHS were no longer accounted for as part of the Company's operating expenses. During the quarter and the six months ended March 31, 1997, the Company recorded reductions of expenses of approximately $5.0 million compared to reductions of $4.1 million for the six months ended March 31, 1998, as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    BAD DEBT EXPENSE. Bad debt expense, which is primarily attributable to the provider business, decreased 95.5%, or $14.5 million, for the quarter ended March 31, 1998 compared to the same period in fiscal 1997 and decreased 95.0% or $33.6 million for the six months ended March 31, 1998 compared to the same period in fiscal 1997. The decreases were primarily attributable to the effect of the consummation of the Crescent Transactions, following which the bad debt expense incurred by the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer accounted for as part of the Company's bad debt expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 1.0%, or $0.1 million, for the quarter ended March 31, 1998 compared to the same period in fiscal 1997 and decreased 23.9% or $6.3 million for the six months ended March 31, 1998 compared to the same period in fiscal 1997. The decreases were primarily attributable to the effect of the consummation of the Crescent Transactions, whereby the Psychiatric Hospital Facilities were sold to Crescent, offset by increases in depreciation and amortization resulting from the HAI, Allied and Merit acquisitions of $6.4 million and $6.9 million, in aggregate, for the quarter and the six months ended March 31, 1998, respectively.

    INTEREST, NET. Interest expense, net, increased 33.2%, or $4.4 million, for the quarter ended March 31, 1998 compared to the same period in fiscal 1997 and decreased 6.7% or $1.8 million for the six months ended March 31, 1998 compared to the same period in fiscal 1997. The changes were primarily the result of lower interest expense due to lower average borrowings and higher interest income due to temporary investments of the cash received in the Crescent Transactions through February 12, 1998, offset by interest expense incurred on borrowings used to fund the Merit acquisition and related transactions.

    OTHER ITEMS. Stock option expense for the quarter and the six months ended March 31, 1998 decreased $0.4 million and $5.0 million, respectively, from the prior year periods primarily due to fluctuations in the market price of the Company's common stock.

    The Company recorded Managed Care integration costs of $11.1 million for the quarter and the six months ended March 31, 1998. See Note J--"Managed Care Integration Plan and Costs".

    The Company recorded equity in the loss of CBHS of $5.6 million and $17.1 million for the quarter and the six months ended March 31, 1998, respectively, representing the Company's proportionate (50%) loss in CBHS. See Note G--"Investment in CBHS".

    The Company recorded unusual items, net, of $1.4 million, during the quarter and the six months ended March 31, 1997, which consisted of a $2.8 million pre-tax gain on the sale of two psychiatric hospitals offset by a $4.2 million charge for the closure of three psychiatric hospitals and one general hospital. The Company recorded unusual items, net, of $0.1 million, during the quarter and the six months ended March 31, 1998 for the net loss on the sale of four hospitals that were previously closed.

    The Company's effective income tax rate increased to 45.1% for the six months ended March 31, 1998, respectively, compared to 40% in the fiscal 1997 periods. The increase was primarily attributable to non-deductible goodwill amortization of approximately $2.1 million resulting from the Merit acquisition in fiscal 1998.

    Minority interest decreased $1.5 million and $0.6 million during the quarter and the six months ended March 31, 1998, respectively, compared to the same periods in fiscal 1997. The decreases were primarily attributable to the Green Spring Minority Shareholder Conversion in January 1998 offset by Green Spring's net income growth in fiscal 1998 through January 1998.

    The Company recorded extraordinary losses on early extinguishment of debt, net of tax, of $3.0 million and $33.0 million during the quarters ended December 31, 1996 and March 31, 1998, respectively, related primarily to the termination of its then existing credit agreement in fiscal 1997 and the termination of the Credit Agreement and extinguishment of the Old Notes in fiscal 1998. See Note D -"Long-Term Debt and Leases".

IMPACT OF CRESCENT TRANSACTIONS ON RESULTS OF OPERATIONS

    The Company owns a 50% equity interest in CBHS, from which it receives the Franchise Fees. The Franchise Fees represent a significant portion of the Company's earnings and cash flows. The following is a discussion of certain matters related to the Company's ownership of CBHS that may have a bearing on the Company's future results of operations.

    CBHS may consolidate services in selected markets by closing facilities depending on market conditions and evolving business strategies. For example, during fiscal 1995 and 1996, the Company consolidated, closed or sold 15 and 9 psychiatric hospitals, respectively. During fiscal 1997, the Company consolidated or closed three psychiatric hospitals, prior to the Crescent Transactions. If CBHS closes additional psychiatric hospitals, it could result in charges to income for the costs attributable to the closures, which would result in additional losses in the equity in earnings of CBHS for the Company.

    The Company's Joint Venture Hospitals and CBHS' hospitals continue to experience a shift in payor mix to managed care payors from other payors, which contributed to a reduction in revenue per equivalent patient day in fiscal 1996 and a decline in average length of stay in fiscal 1995, 1996 and 1997. Management anticipates a continued shift in hospital payor mix towards managed care payors as a result of changes in the healthcare marketplace. Future shifts in hospital payor mix to managed care payors could result in lower revenue per equivalent patient day and lower average length of stay in future periods for the Company's Joint Venture Hospitals and CBHS' hospitals, which could result in lower equity in earnings from CBHS for the Company and cash flows to pay the Franchise Fees. The hospitals currently managed or operated by CBHS, including hospitals closed or sold in 1997, reported a 10% reduction in equivalent patient days, a 7% reduction in average length of stay and a 4% decrease in admissions in fiscal 1997 compared to fiscal 1996.

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

    Based on projections of fiscal 1998 operations prepared by management of CBHS and results of operations through March 31, 1998, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1998. The Company currently estimates that CBHS will be able to pay approximately $58.0 million to $68.0 million of the Franchise Fees in fiscal 1998, a $10.0 million to $20.0 million shortfall relative to amounts payable under the Master Franchise Agreement. The Company may be required to record bad debt expense related to Franchise Fees receivable from CBHS, in fiscal 1998 or future periods if CBHS's operating performance does not allow for payment of Franchise Fees. Based on the amount of unpaid Franchise Fees, the Company has certain rights under the Master Franchise Agreement. The Company will pursue all remedies available to it under the Master Franchise Agreement, as appropriate.

IMPACT OF THE MERIT ACQUISITION ON RESULTS OF OPERATIONS

    As a result of the Merit acquisition, the Company has over 60 million covered lives under managed behavioral healthcare contracts and manages behavioral healthcare programs for over 4,000 customers. The Company believes it also now has the number one market position in each of the major product markets in which it competes. The Company believes that the Merit acquisition creates opportunities for the Company to achieve significant cost savings in its managed behavioral healthcare business. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of cost savings in its managed behavioral healthcare business on an annual basis within eighteen months following the consummation of the Merit acquisition. The Company expects to spend approximately $30.0 million during the eighteen months following the consummation of the Merit acquisition in connection with achieving such costs.

    The Company expects to record additional managed care integration costs during future quarters to the extent the Integration Plan results in additional facility closures at HAI and Green Spring and for integration plan costs incurred that benefit future periods.

    The full implementation of the Integration Plan is expected to take eighteen months. The Merit acquisition and related transactions are expected to be dilutive to earnings during the remaining quarters of fiscal 1998.

IMPACT OF THE CBHS TRANSACTIONS ON RESULTS OF OPERATIONS

    If the CBHS Transactions are consummated, the Company will no longer conduct its franchising operations. Accordingly, the Company will no longer receive Franchise Fees or incur expenses related to the Franchise Fees. In addition, if the CBHS Transactions are consummated, the Company will sell substantially all of its domestic provider operations, including its ownership interests in CBHS. The net proceeds from the CBHS Transactions would be used to repay approximately $272.0 million of the Term Loans, which would reduce annual interest expense by approximately $22.5 million. The CBHS Transactions, if consummated, would reduce the Company's future earnings because the earnings of the Company attributable to the franchise operations and the domestic provider operations, including CBHS, which would be sold in the CBHS Transactions, would exceed the decrease in interest expense as a result of debt repayment. See Note G--"Investment in CBHS."

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash used in operating activities was approximately $11.5 million and $17.0 million for the six months ended March 31, 1997 and 1998, respectively. Operating cash flows for the six months ended March 31, 1998 were adversely affected by unpaid Franchise Fees of $10.0 million, the change in due to/from CBHS of $6.9 million, the prepayment of CHARTER call center management fees to CBHS of $5.9 million, insurance settlement payments of $8.8 million and the prepayment of accrued interest of $13.7 million on the Old Notes as a result of the Transactions.

    INVESTING ACTIVITIES. The Company utilized $936.7 million in funds, net of cash acquired, for acquisitions and investments in businesses, including the Allied, HAI and Merit acquisitions, during the six months ended March 31, 1998. In addition, the Company paid approximately $5.9 million of Crescent Transaction costs during the six months ended March 31, 1998. The Company expects to fund an additional $15 million for transaction costs and construction costs related to the Crescent Transactions and transaction costs related to Allied, HAI and Merit during the remainder of fiscal 1998.

    FINANCING ACTIVITIES. The Company borrowed approximately $126.8 million, net of issuance costs, in the first quarter of fiscal 1997, primarily to refinance its then existing credit agreement. The Company borrowed approximately $1.2 billion during the six months ended March 31, 1998 primarily to fund the Transactions. Also, the Company extinguished the Old Notes for approximately $418.4 million during the six months ended March 31, 1998. The Company repurchased approximately 545,000 shares of its common stock for approximately $12.5 million during the six months ended March 31, 1998.

    As of March 31, 1998, the Company had approximately $102.5 million of availability under the Revolving Facility of the New Credit Agreement. The Company was in compliance with all debt covenants as of March 31, 1998.

OUTLOOK--LIQUIDITY AND CAPITAL RESOURCES

    The interest payments on the New Notes and interest and principal payments on indebtedness outstanding pursuant to the New Credit Agreement represent significant liquidity requirements for the Company. The Company believes that the operating cash flows generated from its businesses will provide the Company with the liquidity required to make such interest and principal payments. Borrowings under the New Credit Agreement will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the New Credit Agreement include $550 million in Term Loans and up to $150 million under the Revolving Facility. Commencing in the second quarter of fiscal 1999, the Company will be required to make principal payments with respect to the Term Loans. The Company will be required to repay the principal amount of borrowings outstanding under the Term Loan Facilities provided for in the New Credit Agreement and the principal amount of the New Notes in the years and amounts set forth in the following table:

 FISCAL YEAR   PRINCIPAL AMOUNT
-------------  -----------------
 1999......        $    19.9
 2000......             32.4
 2001......             38.9
 2002......             49.4
 2003......             92.0
 2004......            156.5
 2005......            131.7
 2006......             29.2
 2007......               --
 2008......            625.0

In addition, any amounts outstanding under the Revolving Credit Facility created by the New Credit Agreement mature in 2004.

    The Company has finalized its plans for the integration of the businesses of Green Spring, HAI and Merit. The Company expects to achieve approximately $60.0 million of cost savings on an annual basis within eighteen months following the consummation of the Merit acquisition. Such cost savings are measured relative to the combined budgeted amounts of the Company, Merit and HAI for the current fiscal year prior to the cost savings initiatives. The Company expects to spend approximately $30.0 million during the eighteen months following the consummation of the Merit acquisition in connection with achieving such cost savings, including expenses related to reducing duplicative personnel in its managed care organizations, contractual terminations for eliminating excess real estate (primarily locations under operating leases) and other related costs in connection with the integration plan. Certain of such costs will be capital expenditures.

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

    The Company may be required to pay up to $40.0 million in one-third increments during each of the three years following the closing of the Allied acquisition based on Allied's performance relative to certain earnings targets. In connection with Merit's acquisition of CMG Health, Inc. ("CMG"), the Company, by acquiring Merit, may be required to make certain future contingent cash payments over the next two years to the former shareholders of CMG based upon the performance of certain CMG customer contracts. Such contingent payments are subject to an aggregate maximum of $23.5 million.

    The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At March 31, 1998, the Company had approximately $102.5 million of availability under the Revolving Facility. The Company believes that the cash flow generated from its operations together with amounts available for borrowing under the New Credit Agreement, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI, Allied and CMG and other investing and financing activities. The CBHS Transactions, if consummated, would result in an estimated annual reduction in cash flows from operations provided by franchise operations, offset, in part, by reduced interest payments as a result of repayment of indebtedness with the proceeds received by the Company from the CBHS Transactions. The Company currently estimates that it will spend approximately $50.0 million for capital expenditures in fiscal 1998. On a combined basis, the Company (excluding its provider business), Merit and HAI spent approximately $40.0 million for capital expenditures during fiscal 1997. The majority of the Company's budgeted capital expenditures relate to management information systems and related equipment. The Company's future operating performance and ability to service or refinance the New Notes or to extend or refinance the indebtedness outstanding pursuant to the New Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes accounting guidance for internal-use software. SOP 98-1 requires the following:

    - Computer software costs that are incurred in the preliminary project stage (as described in SOP 98-1) should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and data conversion costs should generally be expensed as incurred.

    - Internal costs incurred for upgrades and enhancements should be expensed or capitalized in accordance with SOP 98-1. Internal costs incurred for maintenance should be expensed as incurred. Entities that cannot separate internal costs on a reasonably cost-effective basis between maintenance and relatively minor upgrades and enhancements should expense such costs as incurred.

    - External costs incurred under agreements related to specified upgrades and enhancements should be expensed or capitalized in accordance with SOP 98-1. However, external costs related to maintenance, unspecified upgrades and enhancements, and costs under agreements that combine the costs of maintenance and unspecified upgrades and enhancements should be recognized in expense over the contract period on a straight-line basis unless another systematic and rational basis is more representative of the services received.

    - Impairment should be recognized and measured in accordance with the provisions of FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    - The capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

    SOP 98-1 becomes effective for financial statements for fiscal years beginning after December 15, 1998. The provisions of SOP 98-1 should be applied to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of SOP 98-1. Costs incurred prior to the initial application of SOP 98-1, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred.

    The Company must adopt SOP 98-1 no later than October 1, 1999. Each of the Company's operating units maintains its own information systems, which includes internal-use software as defined by SOP 98-1. The care management and claims processing systems used in the managed care segment are the Company's most significant internal-use software applications. The Company is in the process of evaluating the requirements of SOP 98-1 versus its internal-use software capitalization policies. The Company does not believe SOP 98-1 will have a material impact on its financial position or results of operations.

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. Start-up costs, as defined by SOP 98-5, include pre-operating costs, pre-opening costs and organization costs.

    SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 31, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs remaining on the balance sheet when SOP 98-5 is adopted. Prior year financial statements cannot be restated. The Company must adopt SOP 98-5 no later than October 1, 1999. The Company does not believe SOP 98-5 will have a material impact on its financial position or results of operations.

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

                          PART II -- OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

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

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an annual meeting of stockholders on February 6, 1998.

    The tabulation of votes with respect to each matter voted upon at the meeting is as follows:

                                                                         VOTES CAST
                                                            -------------------------------------
                                                                          AUTHORITY
                                                                FOR        WITHHELD     ABSTAIN
                                                            ------------  ----------  -----------
Election of:
Andre C. Dimitriadis as a Director (term expiring in
  2001)...................................................    24,790,545      47,418         N/A
A.D. Frazier, Jr. as a Director (term expiring in 2001)...    24,666,312     171,651         N/A
G. Fred DiBona as a Director (term expiring in 2001)......    24,798,888      39,075         N/A


                                                                FOR        AGAINST      ABSTAIN
                                                            ------------  ----------  -----------
Approval of :
1998 Stock Option Plan....................................    23,669,563   1,039,876       8,797

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

    2(a)    Agreement and Plan of Merger, dated October 24, 1997, among the Company, Merit
            Behavioral Care Corporation and MBC Merger Corporation, which was filed as
            Exhibit 2(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.

    2(b)    Purchase Agreement, dated March 3, 1998, between the Company, Charter Behavioral
            Corporation, Charter Behavioral Health Systems, Inc., Green Spring Health
            Services, Inc., Advantage Behavioral Systems, Inc. and Charter Behavioral Health
            Systems, LLC, which was filed as Exhibit 2(f) to the Company's Registration
            Statement on Form S-4 filed on April 3, 1998, and is incorporated herein by reference.

    2(c)    Equity Purchase Agreement, dated March 3, 1998, between the Company, Charter
            Behavioral Health Systems, Inc. and Crescent Operating, Inc., which was filed as
            Exhibit 2(g) to the Company's Registration Statement on Form S-4 filed on April
            3, 1998, and is incorporated herein by reference.

    2(d)    Support Agreement, dated March 3, 1998, between the Company and Crescent
            Operating, Inc., which was filed as Exhibit 2(h) to the Company's Registration
            Statement on Form S-4 filed on April 3, 1998, and is incorporated herein by reference.

    4(a)    Indenture, dated as of February 12, 1998, between the Company and Marine Midland
            Bank, as Trustee, relating to the 9% Senior Subordinated Notes due February 15,
            2008 of the Company, which was filed as Exhibit 4(a) to the Company's Current
            Report on Form 8-K, as amended, dated April 3, 1998, and is incorporated herein by reference.

    4(b)    Purchase Agreement, dated February 5, 1998, between the Company and Chase
            Securities Inc., which was filed as Exhibit 4(b) to the Company's Current Report on Form 8-K, as amended, dated April 3, 1998, and is incorporated herein by reference.

    4(c)    Exchange and Registration Rights Agreement, dated February 12, 1998, between the
            Company and Chase Securities Inc., which was filed as Exhibit 4(c) to the
            Company's Current Report on Form 8-K, as amended, dated April 3, 1998, and is incorporated herein by reference.

    4(d)    Credit Agreement, dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(d) to the Company's Current
            Report on Form 8-K, as amended, dated April 3, 1998, and is incorporated herein by reference.

    10(a)   1998 Stock Option Plan of the Company, which was filed as Exhibit 10(ay) to the
            Company's Registration Statement on Form S-4 filed on April 3, 1998, and is incorporated herein by reference.

    10(b)   Letter Agreement, dated May 7, 1997, between Green Spring Health Services, Inc.
            and John J. Wider, Jr., Executive Vice President and Chief Operating Officer of
            Green Spring Health Services, Inc., which was filed as Exhibit 10(az) to the
            Company's Registration Statement on Form S-4 filed on April 3, 1998, and is incorporated herein by reference.

    10(c)   Employment Agreement, dated March 12, 1997, between Green Spring Health
            Services, Inc. and Clarissa C. Marques, Chief Clinical Officer of Green Spring
            Health Services, Inc., which was filed as Exhibit 10(ba) to the Company's
            Registration Statement on Form S-4 filed April 3, 1998, and is incorporated herein by reference.

    10(d)   Letter Agreement, dated February 2, 1995, between Green Spring Health Services,
            Inc. and Clarissa C. Marques, Senior Vice President of Green Spring Health
            Services, Inc., which was filed as Exhibit 10(bb) to the Company's Registration
            Statement on Form S-4 filed April 3, 1998, and is incorporated herein by reference.

    27      Financial Data Schedule

    (b) Report on Form 8-K

    The following current reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1998.

                                                                                  FINANCIAL
         DATE OF REPORT              ITEM REPORTED AND DESCRIPTION            STATEMENTS FILED
---------------------------------  ---------------------------------  ---------------------------------
        February 27, 1998           Acquisition--Merit Acquisition                  No(1)

------------------------

(1) Amended on April 3, 1998 to include audited financial statements for the three years in the period ended September 30, 1997, unaudited financial statements for the three months ended December 31, 1997 and 1996 and as of December 31, 1997, unaudited pro forma statements of operations for the year ended September 30, 1997 and the three months ended December 31, 1997 and unaudited pro forma balance sheet as of December 31, 1997.

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

                                               MAGELLAN HEALTH SERVICES, INC.
                                               (Registrant)

Date: May 13, 1998                             /s/ CRAIG L. MCKNIGHT
                                               --------------------------------------------
                                               Craig L. McKnight
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: May 13, 1998                             /s/ JEFFREY T. HUDKINS
                                               --------------------------------------------
                                               Jeffrey T. Hudkins
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)