Form 10-Q/A
period 1997-12-31
MAGELLAN HEALTH SERVICES INC
filed 1998-06-05
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                                AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------

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

CMCI, Inc.                                      Nevada                 88-0224620  1061 East Flamingo Road
                                                                                   Suite One
                                                                                   Las Vegas, NV 89119
                                                                                   (702) 737-0282

CMFC, Inc.                                      Nevada                 88-0215629  1061 East Flamingo Road
                                                                                   Suite One
                                                                                   Las Vegas, NV 89119
                                                                                   (702) 737-0282

CPS Associates, Inc.                            Virginia               58-1761039  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Advantage, LLC                          Delaware               58-2292977  3414 Peachtree Rd. N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Alvarado Behavioral Health System,      California             58-1394959  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Asheville Behavioral                    North Carolina         58-2097827  3414 Peachtree Rd. N.E.
  Health System, Inc.                                                              Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

The Charter Arbor Indy Behavioral               Delaware               58-2265776  3414 Peachtree Rd. N.E.
  Health System, LLC                                                               Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Charter Behavioral Health System                Maryland               52-1866221  3414 Peachtree Rd., N.E.
  at Potomac Ridge, Inc.                                                           Suite 1400
                                                                                   Atlanta, GA 33026
                                                                                   (404) 841-9200

Charter Behavioral Health Systems, Inc.         Delaware               58-2213642  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Athens,     Georgia                58-1513304  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Austin,     Texas                  58-1440665  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Baywood,    Texas                  76-0430571  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Bradenton,  Florida                58-1527678  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
Charter Behavioral Health System of Central     Georgia                58-1408670  3414 Peachtree Rd., N.E.
  Georgia, Inc.                                                                    Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavorial Health System of Central     Virginia               54-1765921  3414 Peachtree Rd., N.E.
  Virginia, Inc.                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of             South Carolina         58-1761157  3414 Peachtree Rd., N.E.
  Charleston, Inc.                                                                 Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

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

Charter Behavioral Health System of Chicago,    Illinois               58-1315760  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System                California             58-1473063  3414 Peachtree Rd., N.E.
  of Chula Vista, Inc.                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Columbia,   Missouri               61-1009977  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Corpus      Texas                  58-1513305  3414 Peachtree Rd., N.E.
  Christi, Inc.                                                                    Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Dallas,     Texas                  58-1513306  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Delmarva,   Maryland               52-1866214  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

The Charter Behavioral Health System            Delaware               35-1994080  3414 Peachtree Rd., N.E.
  of Evansville, LLC                                                               Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Fort        Texas                  58-1643151  3414 Peachtree Rd., N.E.
  Worth, Inc.                                                                      Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Jackson,    Mississippi            58-1616919  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System                Florida                58-1483015  3414 Peachtree Rd., N.E.
  of Jacksonville, Inc.                                                            Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Charter Behavioral Health System of Lafayette,  Louisiana              72-0686492  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Lake        Louisiana              62-1152811  3414 Peachtree Rd., N.E.
  Charles, Inc.                                                                    Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Maryland,   Maryland               52-2026699  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

The Charter Behavioral Health System            Delaware               35-1994736  3414 Peachtree Rd., N.E.
  of Michigan City, LLC                                                            Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of             Mississippi            58-2138622  3414 Peachtree Rd., N.E.
  Mississippi, Inc.                                                                Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Mobile,     Alabama                58-1569921  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Nashua,     New Hampshire          02-0470752  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Nevada,     Nevada                 58-1321317  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

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

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Charter Behavioral Health System of San Jose,   California             58-1747020  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Savannah,   Georgia                58-1750583  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Texarkana,  Arkansas               71-0752815  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System                California             95-2685883  3414 Peachtree Rd., N.E.
  of the Inland Empire, Inc.                                                       Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Toledo,     Ohio                   58-1731068  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System of Tucson,     Arizona                86-0757462  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

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

Charter Behavioral Health System                North Carolina         56-1050502  3414 Peachtree Rd., N.E.
  of Winston-Salem, Inc.                                                           Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health System                California             33-0606646  3414 Peachtree Rd., N.E.
  of Yorba Linda, Inc.                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Behavioral Health Systems of Atlanta,   Georgia                58-1900736  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Talbott Behavioral Health System, Inc.  Georgia                58-0979827  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Charter Centennial Peaks Behavioral             Colorado               58-1761037  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                              Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Community Hospital, Inc.                California             58-1398708  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Contract Services, Inc.                 Georgia                58-2100699  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Cove Forge Behavioral Health System,    Pennsylvania           25-1730464  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Fairmount Behavioral Health System,     Pennsylvania           58-1616921  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Fenwick Hall Behavioral Health System,  South Carolina         57-0995766  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Financial Offices, Inc.                 Georgia                58-1527680  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Forest Behavioral Health System, Inc.   Louisiana              58-1508454  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Grapevine Behavioral Health System,     Texas                  58-1818492  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Charter Hospital of Torrance, Inc.              California             58-1402481  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Indiana BHS Holding, Inc.               Indiana                58-2247985  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

The Charter Indianapolis Behavioral             Delaware               35-1994923  3414 Peachtree Rd., N.E.
  Health System, LLC                                                               Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

The Charter Lafayette Behavioral                Delaware               35-1994151  3414 Peachtree Rd., N.E.
  Health System, LLC                                                               Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
Charter Lakehurst Behavioral Health System,     New Jersey             22-3286879  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Lakeside Behavioral Health Network,     Tennessee           [Applied for]  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Lakeside Behavioral Health System,      Tennessee              62-0892645  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Laurel Heights Behavioral               Georgia                58-1558212  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                              Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Linden Oaks Behavioral Health System,   Illinois               36-3943776  852 West Street
  Inc.                                                                             Naperville, IL 60540
                                                                                   (708) 305-5500

Charter Little Rock Behavioral Health System,   Arkansas               58-1747019  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Louisiana Behavioral Health System,     Louisiana              72-1319231  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

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

Charter Medical--California, Inc.               Georgia                58-1357345  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical--Clayton County, Inc.           Georgia                58-1579404  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical--Cleveland, Inc.                Texas                  58-1448733  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical--Long Beach, Inc.               California             58-1366604  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
Charter Medical--New York, Inc.                 New York               58-1761153  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical (Cayman Islands) Ltd.           Cayman Islands,        58-1841857  Caledonian Bank & Trust
                                                BWI                                Swiss Bank Building
                                                                                   Caledonian House
                                                                                   Georgetown-Grand Cayman
                                                                                   Cayman Islands
                                                                                   (809) 949-0050

Charter Medical Information Services, Inc.      Georgia                58-1530236  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical International, & Trust Inc.     Cayman Islands,               N/A  Caledonian Bank
                                                BWI                                Swiss Bank Building
                                                                                   Caledonian House
                                                                                   Georgetown-Grand Cayman
                                                                                   Cayman Islands
                                                                                   (809) 949-0050

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

Charter Managed Care Sales and Services, Inc.   Georgia                58-1195352  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical of East Valley, Inc.            Arizona                58-1643158  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical of England Limited              United Kingdom                N/A  111 Kings Road
                                                                                   Box 323
                                                                                   London SW3 4PB
                                                                                   London, England
                                                                                   44-71-351-1272

Charter Medical of North Phoenix, Inc.          Arizona                58-1643154  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Medical of Puerto Rico, Inc.            Commonwealth of        58-1208667  Caso Building, Suite 1504
                                                Puerto Rico                        1225 Ponce De Leon Avenue
                                                                                   Santurce, P.R. 00907
                                                                                   (809) 723-8666

Charter Milwaukee Behavioral Health System,     Wisconsin              58-1790135  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Mission Viejo Behavioral Health         California             58-1761156  3414 Peachtree Rd., N.E.
  System, Inc.                                                                     Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter MOB of Charlottesville, Inc.            Virginia               58-1761158  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Charter Northridge Behavioral Health System,    North Carolina         58-1463919  400 Newton Road
  Inc.                                                                             Raleigh, NC 27615
                                                                                   (919) 847-0008

Charter Oak Behavioral Health System, Inc.      California             58-1334120  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter of Alabama, Inc.                        Alabama                63-0649546  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter Palms Behavioral Health System, Inc.    Texas                  58-1416537  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter Peachford Behavioral Health System,     Georgia                58-1086165  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

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

Charter-Provo School, Inc.                      Utah                   58-1647690  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter Real Behavioral Health System, Inc.     Texas                  58-1485897  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter Ridge Behavioral Health System, Inc.    Kentucky               58-1393063  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter Rivers Behavioral Health System, Inc.   South Carolina         58-1408623  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

Charter Rockford Behavioral Health System,      Delaware                1-0374617  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
Charter San Diego Behavioral Health System,     California             58-1669160  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, Georgia 30326
                                                                                   (404) 841-9200

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

Charter Suburban Hospital of Mesquite, Inc.     Texas                  75-1161721  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter System, LLC                             Nevada                 91-1819015  1061 E. Flamingo Rd.
                                                                                   Suite One
                                                                                   Las Vegas, NV 89119
                                                                                   (702) 737-0282

The Charter Terre Haute Behavioral              Delaware               35-1994308  3414 Peachtree Rd., N.E.
  Health System, LLC                                                               Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Thousand Oaks Behavioral                California             58-1731069  3414 Peachtree Rd., N.E.
  Health System, Inc.                                                              Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Westbrook Behavioral Health System,     Virginia               54-0858777  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter White Oak Behavioral Health System,     Maryland               52-1866223  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Wichita Behavioral Health System, Inc.  Kansas                 58-1634296  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Charter Woods Behavioral Health System, Inc.    Alabama                58-1330526  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Correctional Behavioral Solutions, Inc.         Delaware               58-2180940  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
Correctional Behavioral Solutions of Indiana,   Indiana                35-1978792  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Correctional Behavioral Solutions of New        New Jersey             22-3436964  3000 Atrium Way
  Jersey, Inc.                                                                     Suite 410
                                                                                   Mount Laurel, NJ
                                                                                   (609) 235-2339

Correctional Behavioral Solutions of Ohio,      Ohio                   34-1826431  Allen Correctional Institute
  Inc.                                                                             2338 North West Street
                                                                                   Lima, OH 45801
                                                                                   (419) 224-8000

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

Human Affairs International, Incorporated       Utah                   87-0300539  10150 S. Centennial Pkwy.
                                                                                   Sandy, UT 84070
                                                                                   (801) 256-7300

Illinois Mentor, Inc.                           Illinois               36-3643670  313 Congress St.
                                                                                   Boston, MA 02210
                                                                                   (617) 790-4800

Magellan Executive Corporation                  Georgia                58-2310891  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Magellan Public Solutions, Inc.                 Delaware               58-2227841  222 Berkeley St.
                                                                                   Boston, MA 02117
                                                                                   (617) 437-6400

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

Ohio Mentor, Inc.                               Ohio                   31-1098345  313 Congress St.
                                                                                   Boston, MA 02210
                                                                                   (617) 790-4800

Pacific-Charter Medical, Inc.                   California             58-1336537  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

South Carolina Mentor, Inc.                     South Carolina         57-0782160  313 Congress St.
                                                                                   Boston, MA 02210
                                                                                   (617) 790-4800

Southeast Behavioral Systems, Inc.              Georgia                58-2100700  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Schizophrenia Treatment and Rehabilitation,     Georgia                58-1672912  3414 Peachtree Rd., N.E.
  Inc.                                                                             Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

Sistemas De Terapia Respiratoria, S.A., Inc.    Georgia                58-1181077  3414 Peachtree Rd., N.E.
                                                                                   Suite 1400
                                                                                   Atlanta, GA 30326
                                                                                   (404) 841-9200

                           ADDITIONAL REGISTRANTS(1)

                                                 STATE OR OTHER        I.R.S.       ADDRESS INCLUDING ZIP CODE,
                                                 JURISDICTION OF      EMPLOYER     AND TELEPHONE NUMBER INCLUDING
 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS   INCORPORATION OR   IDENTIFICATION    AREA CODE, OF REGISTRANT'S
                   CHARTER                        ORGANIZATION         NUMBER       PRINCIPAL EXECUTIVE OFFICES
----------------------------------------------  -----------------  --------------  ------------------------------
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

    The undersigned Registrant hereby amends Note I--Contingencies of the Notes to Condensed Consolidated Financial Statements of its Report on Form 10-Q for the quarterly period ended December 31, 1997.

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

    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the federal False Claims Act (the "Act") in billing for impatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint, alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaints, the Second Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. On the Company's motion, the Court has ordered the ordered the parties to participate in mediation of the matter. As a result of the mediation, the parties are engaged in settlement discussions which may lead to a resolution of the matter. The parties have reached a tentative financial settlement of this matter for approximately $4.8 million, which has been accrued, however, negotiations concerning substantive non-monetary issues continue, and resolution of such non-monetary issues will be material in connection with the Company's decision to finalize a settlement. There can be no assurance at this time that the non-monetary terms will be resolved to the Company's satisfaction. In any event, the Company and its subsidiary deny the allegations made in the Second Amended Complaint and will vigorously defend against its claims. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and clinical social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint alleges that the Defendants violated Section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorney's fees. Subsequent to the quarterly period ended December 31, 1997 for which this Report on Form 10-Q was filed, on May 12, 1998, the District Court granted the Defendants' motion to dismiss the complaint with prejudice. On May 27, 1998, the plaintiffs filed a notice of appeal of the District Court's dismissal of their complaint with the United States Second Circuit Court of Appeals. The Defendants intend to vigorously contest this appeal and to further defend themselves in

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE I--CONTINGENCIES (CONTINUED)
this matter. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

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

    In connection with the consummation of the Merit acquisition, the Company consummated certain related transactions (together with the Merit acquisition, collectively, the "Transactions"), as follows: (i) the Company terminated its Credit Agreement; (ii) the Company repaid all loans outstanding pursuant to and terminated Merit's existing credit agreement (the "Merit Existing Credit Agreement"); (iii) the Company completed a tender offer for its 11 1/4% Series A Senior Subordinated Notes due 2004 (the "Magellan Outstanding Notes"); (iv) Merit completed a tender offer for its 11 1/2% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes"); (v) the Company entered into a new senior secured bank credit agreement (the "New Credit Agreement") with The Chase Manhattan Bank and a syndicate of financial institutions, providing for credit facilities of up to $700 million; and (vi) the Company issued $625 million in 9% Senior Subordinated Notes due 2008 (the "Notes").

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE J--SUBSEQUENT EVENTS (CONTINUED)
    The following table sets forth the sources and uses of funds for the Transactions at closing (in thousands):

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

                                              MAGELLAN HEALTH SERVICES, INC.
                                              -------------------------------------------
                                              (Registrant)

Date: June 5, 1998                            /s/ Craig L. McKnight
                                              -------------------------------------------
                                              Craig L. McKnight
                                              Executive Vice President and
                                              Chief Financial Officer

Date: June 5, 1998                            /s/ Jeffrey T. Hudkins
                                              -------------------------------------------
                                              Jeffrey T. Hudkins
                                              Vice President and Controller
                                              (Principal Accounting Officer)