Form 10-Q/A
period 1998-03-31
MAGELLAN HEALTH SERVICES INC
filed 1998-06-05
CIK 19411

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

    The undersigned Registrant hereby amends Note I--Contingencies of the Notes to Condensed Consolidated Financial Statements of its Report on Form 10-Q for the quarterly period ended March 31, 1998.

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

    CBHS TRANSACTIONS. On March 3, 1998, the Company and certain of its wholly owned subsidiaries entered into definitive agreements with Crescent Operating, Inc. ("COI") and CBHS pursuant to which

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
the Company will, among other things, sell the Company's franchise operations, certain domestic provider operations and certain other assets and operations. The definitive agreements include: (i) an equity purchase agreement between the Company and COI (the "Equity Purchase Agreement"); (ii) a purchase agreement between the Company, certain of its wholly owned subsidiaries and CBHS (the "Purchase Agreement"); and (iii) a support agreement between the Company and COI (the "Support Agreement"). Pursuant to the Equity Purchase Agreement, the Company agreed to sell to COI the Company's common and preferred equity interest in CBHS. Pursuant to the Purchase Agreement, the Company and certain of its wholly owned subsidiaries agreed to sell to CBHS: (i) Charter Advantage, LLC, the entity that conducts the Company's franchise operations; (ii) Charter System, LLC, which owns the intellectual property comprising the "CHARTER" system of behavioral healthcare; (iii) Group Practice Affiliates, Inc., the Company's physician practice management business; (iv) certain behavioral staff model operations; (v) the Company's Puerto Rican provider management business;
(vi) Golden Isle Assurance Company, Ltd., one of the Company's captive insurance companies; and (vii) Strategic Advantage, Inc., which owns certain intellectual property used by the Company to monitor clinical results. The obligations of CBHS and the Company to consummate the transactions contemplated by the Purchase Agreement are also subject to, among other things, the execution of either (i) a Joint Venture Purchase Agreement pursuant to which the Company will sell to CBHS, for no additional consideration, its interest in six hospital-based joint ventures that are managed by CBHS on behalf of the Company (the "Joint Ventures") or (ii) amendments to the services agreement between the Company and certain subsidiaries of CBHS relating to the Joint Ventures pursuant to which the Company will transfer to CBHS all rights to receive certain distributions with respect to the Joint Ventures and pursuant to which CBHS would assume all obligations of the Company with respect to the Joint Ventures arising after consummation of the CBHS Transactions.

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

    Upon consummation of the CBHS Transactions, the Company will receive $280.0 million in cash, pursuant to the Purchase Agreement and, pursuant to the Equity Purchase Agreement, the number of shares of COI common stock obtained by dividing $30.0 million by the average closing price of a share of COI common stock for the ten trading days preceding consummation of the CBHS Transactions. The Company expects to use the cash proceeds, after transaction costs of approximately $8.0 million, to repay indebtedness outstanding under the Term Loan Facility. The CBHS Transactions are expected to close in the fourth quarter of fiscal 1998. There can be no assurance that the Company will consummate the CBHS Transactions.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    The obligations of the Company and CBHS to consummate the transactions contemplated by the Equity Purchase Agreement and the Support Agreement are conditioned upon the execution and delivery of a services purchase agreement (the "Services Purchase Agreement"). It is expected that the Services Purchase Agreement would obligate the Company to purchase from CBHS a designated minimum amount of behavioral healthcare services for gate-kept risk-based covered lives if CBHS meets certain standards required of it pursuant to the Provider Services Agreement (as defined). If the CBHS Transactions are consummated, the Company also expects to enter into a provider services agreement (the "Provider Services Agreement") with CBHS pursuant to which the Company would grant CBHS status as a national preferred provider of behavioral healthcare services to the Company for ten years provided that CBHS complies during the term of the Provider Services Agreement with enhanced clinical, quality assurance, reporting and customer service standards in addition to the standards currently required of other providers of such services to the Company.

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

    The Company may be required to make additional contingent payments of up to $300 million to Aetna (the "Contingent Payments") over the five-year period (each year a "Contract Year") subsequent to closing. The amount and timing of the Contingent Payments will depend upon HAI's receipt of additional

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
covered lives as computed under two separate calculations. Under the first calculation, the Company may be required to pay up to $25 million per year for each of five years following the acquisition based on the net annual growth in the number of lives covered in specified HAI products. Under the second calculation, the Company may be required to pay up to $35 million per Contract Year, based on the net cumulative increase in lives covered by certain other HAI products.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
(3) Includes principal amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

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

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and clinical social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint alleges that the Defendants violated Section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE I--CONTINGENCIES (CONTINUED)
such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. On May 12, 1998, the District Court granted the Defendants' motion to dismiss the complaint with prejudice. On May 27, 1998, the plaintiffs filed a notice of appeal of the District Court's dismissal of their complaint with the United States Second Circuit Court of Appeals. The Defendants intend to vigorously contest this appeal and to further defend themselves in this matter. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE J--MANAGED CARE INTEGRATION PLAN AND COSTS (CONTINUED)
    The Company has recorded approximately $18.3 million of liabilities related to the Integration Plan, of which $11.7 million was recorded as part of the Merit purchase price allocation and $6.6 million was recorded in the statement of operations under "Managed Care integration costs". These amounts represent those portions of the Integration Plan obligations that were measurable as of March 31, 1998. The Company expects to record additional liabilities as a result of the Integration Plan in fiscal 1998 and fiscal 1999 as final decisions regarding office closures and other contractual obligation terminations are made.

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

                                               MAGELLAN HEALTH SERVICES, INC.
                                               (Registrant)

Date: June 5, 1998                             /s/ CRAIG L. MCKNIGHT
                                               --------------------------------------------
                                               Craig L. McKnight
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: June 5, 1998                             /s/ JEFFREY T. HUDKINS
                                               --------------------------------------------
                                               Jeffrey T. Hudkins
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)