Form 10-Q/A
period 1997-12-31
MAGELLAN HEALTH SERVICES INC
filed 1998-06-26
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                                AMENDMENT NO. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

    The undersigned Registrant hereby amends Note F--Income per Common Share of the Notes to Condensed Consolidated Financial Statements of its Report on Form 10-Q for the quarterly period ended December 31, 1997.

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

    Options to purchase approximately 363,000 shares of common stock at $26.65 to $31.41 per share were outstanding during the quarter ended December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between fiscal 2006 and 2007, were still outstanding at December 31, 1997.

    Warrants to purchase approximately 2,713,000 shares of common stock at $30.00 to $38.70 per share were outstanding during the quarter ended December 31, 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire between fiscal 2001 and 2009, were still outstanding at December 31, 1997.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)

                                                         SEPTEMBER 30, 1997  DECEMBER 31, 1997
                                                         ------------------  -----------------
                                                                -------            -------
                                                                -------            -------

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