Form 10-Q/A
period 1998-03-31
MAGELLAN HEALTH SERVICES INC
filed 1998-06-26
CIK 19411

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

    The undersigned Registrant hereby amends Note F--Income per Common Share of the Notes to Condensed Financial Statements of its Report on Form 10-Q for the quarterly period ended March 31, 1998.

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

    Options to purchase approximately 471,000 shares of common stock at $24.56 to $31.41 per share were outstanding during the six months ended March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between fiscal 2006 and 2008, were still outstanding at March 31, 1998.

    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during the six months ended March 31, 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire between fiscal 2000 and 2009, were still outstanding at March 31, 1998.

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

                                               MAGELLAN HEALTH SERVICES, INC.
                                               (Registrant)

Date: June 26, 1998                            /s/ CRAIG L. MCKNIGHT
                                               --------------------------------------------
                                               Craig L. McKnight
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: June 26, 1998                            /s/ JEFFREY T. HUDKINS
                                               --------------------------------------------
                                               Jeffrey T. Hudkins
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)