Form 10-Q/A
period 1998-03-31
MAGELLAN HEALTH SERVICES INC
filed 1998-07-28
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                                AMENDMENT NO. 3
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

    The undersigned Registrant hereby amends the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows as of and for the six months ended March 31, 1998 to PART I--Financial Information of its Report on Form 10-Q for the quarterly period ended March 31, 1998.

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SEPTEMBER 30,   MARCH 31,
                                                                                           1997           1998
                                                                                       -------------  ------------
                                                      ASSETS
Current Assets:
    Cash and cash equivalents........................................................   $   372,878   $    103,411
    Accounts receivable, net.........................................................       107,998        181,622
    Restricted cash and investments..................................................            --         57,575
    Refundable income taxes..........................................................         2,466          1,361
    Other current assets.............................................................        23,696         42,335
                                                                                       -------------  ------------
      Total Current Assets...........................................................       507,038        386,304

Assets restricted for settlement of unpaid claims and other long-term liabilities....        87,532         69,226

Property and equipment:
    Land.............................................................................        11,667         11,477
    Buildings and improvements.......................................................        70,174         75,580
    Equipment........................................................................        63,719        131,013
                                                                                       -------------  ------------
                                                                                            145,560        218,070
    Accumulated depreciation.........................................................       (37,038)       (46,169)
                                                                                       -------------  ------------
                                                                                            108,522        171,901
    Construction in progress.........................................................           692          1,078
                                                                                       -------------  ------------
      Total property and equipment...................................................       109,214        172,979
                                                                                       -------------  ------------
Deferred income taxes................................................................         1,158         75,651
Investment in CBHS...................................................................        16,878             --
Other long-term assets...............................................................        20,893         45,906
Goodwill, net........................................................................       114,234        919,500
Other intangible assets, net.........................................................        38,673        243,332
                                                                                       -------------  ------------
                                                                                        $   895,620   $  1,912,898
                                                                                       -------------  ------------
                                                                                       -------------  ------------

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            FOR THE SIX MONTHS
                                                                                                   ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                             1997        1998
                                                                                          ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................................................................  $   16,083  $   (27,679)
                                                                                          ----------  -----------
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Depreciation and amortization.................................................      26,187       19,925
          Equity in loss of CBHS........................................................          --       17,063
          Stock option expense (credit).................................................       1,433       (3,539)
          Non-cash interest expense.....................................................         882        1,110
          Loss (gain) on sale of assets.................................................      (3,302)          49
          Impairment of long-lived assets...............................................          --        2,160
          Extraordinary losses on early extinguishments of debt.........................       4,917       55,025
          Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
              Accounts receivable, net..................................................      (2,474)      (8,933)
              Other assets..............................................................      (4,214)      (8,210)
              Restricted cash and investments...........................................          --       (5,295)
              Accounts payable and other accrued liabilities............................     (30,981)     (25,475)
              Reserve for unpaid claims.................................................     (13,694)     (12,815)
              Income taxes payable and deferred income taxes............................       4,638      (23,275)
              Other liabilities.........................................................     (15,154)      (4,126)
              Minority interest, net of dividends paid..................................       5,219        2,705
              Other.....................................................................      (1,063)      (1,026)
                                                                                          ----------  -----------
                  Total adjustments.....................................................     (27,606)       5,343
                                                                                          ----------  -----------
                    Net cash used in operating activities...............................     (11,523)     (22,336)
                                                                                          ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................................................................     (14,373)     (13,467)
  Acquisitions and investments in businesses, net of cash acquired......................     (12,962)    (988,943)
  Decrease in assets restricted for settlement of unpaid claims.........................       8,626       18,007
  Proceeds from sale of assets..........................................................      10,386        5,983
  Crescent Transaction costs............................................................          --       (5,865)
                                                                                          ----------  -----------
                    Net cash used in investing activities...............................      (8,323)    (984,285)
                                                                                          ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of issuance costs.................................     126,825    1,171,681
  Payments on debt and capital lease obligations........................................    (117,521)    (425,433)
  Proceeds from exercise of stock options and warrants..................................       3,842        3,362
  Purchases of treasury stock...........................................................          --      (12,456)
                                                                                          ----------  -----------
                    Net cash provided by financing activities...........................      13,146      737,154
                                                                                          ----------  -----------
Net decrease in cash and cash equivalents...............................................      (6,700)    (269,467)
Cash and cash equivalents at beginning of period........................................     120,945      372,878
                                                                                          ----------  -----------
Cash and cash equivalents at end of period..............................................  $  114,245  $   103,411
                                                                                          ----------  -----------
                                                                                          ----------  -----------

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

    Restricted cash and investments at March 31, 1998 include approximately $57.6 million that is held for the payment of claims under the terms of certain behavioral managed care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.

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

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash used in operating activities was approximately $11.5 million and $22.3 million for the six months ended March 31, 1997 and 1998, respectively. Operating cash flows for the six months ended March 31, 1998 were adversely affected by unpaid Franchise Fees of $10.0 million, the change in due to/from CBHS of $6.9 million, the prepayment of CHARTER call center management fees to CBHS of $5.9 million, insurance settlement payments of $8.8 million and the prepayment of accrued interest of $13.7 million on the Old Notes as a result of the Transactions.

    INVESTING ACTIVITIES. The Company utilized $988.9 million in funds, net of cash acquired, for acquisitions and investments in businesses, including the Allied, HAI and Merit acquisitions, during the six months ended March 31, 1998. In addition, the Company paid approximately $5.9 million of Crescent Transaction costs during the six months ended March 31, 1998. The Company expects to fund an additional $15 million for transaction costs and construction costs related to the Crescent Transactions and transaction costs related to Allied, HAI and Merit during the remainder of fiscal 1998.

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

                                               MAGELLAN HEALTH SERVICES, INC.
                                               (Registrant)

Date: July 28, 1998                            /s/ CRAIG L. MCKNIGHT
                                               --------------------------------------------
                                               Craig L. McKnight
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: July 28, 1998                            /s/ JEFFREY T. HUDKINS
                                               --------------------------------------------
                                               Jeffrey T. Hudkins
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)