Form 10-Q
period 1998-06-30
MAGELLAN HEALTH SERVICES INC
filed 1998-08-12
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

      /X/             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                              OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 1998, was 31,608,037.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------

PART I--FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheets--September 30, 1997 and June 30, 1998...........................            2

  Condensed Consolidated Statements of Operations--For the Three Months and the Nine Months ended June
    30, 1997 and 1998...................................................................................            4

  Condensed Consolidated Statements of Cash Flows--For the Nine Months ended June 30, 1997 and 1998.....            5

  Notes to Condensed Consolidated Financial Statements..................................................            6

  Management's Discussion and Analysis of Financial Condition and Results of Operations.................           23

PART II--OTHER INFORMATION:

  Item 1.--Legal Proceedings............................................................................           34

  Item 6.--Exhibits and Reports on Form 8-K.............................................................           34

  Signatures............................................................................................           35

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SEPTEMBER 30,    JUNE 30,
                                                                                           1997           1998
                                                                                       -------------  ------------
                                                      ASSETS
Current Assets:
    Cash and cash equivalents........................................................   $   372,878   $     89,846
    Accounts receivable, net.........................................................       107,998        204,137
    Restricted cash and investments..................................................            --         60,548
    Refundable income taxes..........................................................         2,466             --
    Other current assets.............................................................        23,696         34,847
                                                                                       -------------  ------------
      Total current assets...........................................................       507,038        389,378

Assets restricted for settlement of unpaid claims and other long-term liabilities....        87,532         40,253

Property and equipment:
    Land.............................................................................        11,667         10,817
    Buildings and improvements.......................................................        70,174         75,425
    Equipment........................................................................        63,719        144,448
                                                                                       -------------  ------------
                                                                                            145,560        230,690
    Accumulated depreciation.........................................................       (37,038)       (53,720)
                                                                                       -------------  ------------
                                                                                            108,522        176,970
    Construction in progress.........................................................           692            746
                                                                                       -------------  ------------
      Total property and equipment...................................................       109,214        177,716
                                                                                       -------------  ------------
Deferred income taxes................................................................         1,158         68,614
Investment in CBHS...................................................................        16,878             --
Other long-term assets...............................................................        20,893         49,194
Goodwill, net........................................................................       114,234        934,651
Other intangible assets, net.........................................................        38,673        242,405
                                                                                       -------------  ------------
                                                                                        $   895,620   $  1,902,211
                                                                                       -------------  ------------
                                                                                       -------------  ------------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                     integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       SEPTEMBER 30,    JUNE 30,
                                                                                           1997           1998
                                                                                       -------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................................................   $    45,346   $     42,148
  Accrued liabilities................................................................       170,429        381,666
  Current maturities of long-term debt and capital lease obligations.................         3,601         16,585
                                                                                       -------------  ------------
        Total current liabilities....................................................       219,376        440,399

Long-term debt and capital lease obligations.........................................       391,693      1,189,131
Reserve for unpaid claims............................................................        49,113         33,374
Deferred credits and other long-term liabilities.....................................        16,110         16,244
Minority interest....................................................................        61,078         32,268

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, without par value
    Authorized--10,000 shares issued and outstanding--none...........................            --             --
  Common Stock, par value $0.25 per share
    Authorized--80,000 shares issued and outstanding--33,439 shares at September 30,
      1997 and 33,686 shares at June 30, 1998........................................         8,361          8,423
  Other Stockholders' Equity
    Additional paid-in capital.......................................................       340,645        353,125
    Accumulated deficit..............................................................      (129,955)      (150,224)
    Warrants outstanding.............................................................        25,050         25,050
    Common Stock in Treasury, 4,424 shares at September 30, 1997 and 2,137 shares at
      June 30, 1998..................................................................       (82,731)       (42,413)
    Cumulative foreign currency adjustments..........................................        (3,120)        (3,166)
                                                                                       -------------  ------------
        Total stockholders' equity...................................................       158,250        190,795
                                                                                       -------------  ------------
                                                                                        $   895,620   $  1,902,211
                                                                                       -------------  ------------
                                                                                       -------------  ------------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                     integral part of these balance sheets.

                         MAGELLAN HEALTH SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                       FOR THE
                                                                                                    FOR THE THREE        NINE
                                                                                                        MONTHS          MONTHS
                                                                                                        ENDED           ENDED
                                                                                                       JUNE 30,        JUNE 30,
                                                                                                  ------------------  ----------
                                                                                                    1997      1998       1997
                                                                                                  --------  --------  ----------
Net revenue.....................................................................................  $324,921  $474,779  $1,021,662
                                                                                                  --------  --------  ----------

Costs and expenses:
  Salaries, cost of care and other operating expenses...........................................   263,915   409,225     830,248
  Bad debt expense..............................................................................    12,081     1,216      47,456
  Depreciation and amortization.................................................................    12,044    17,724      38,231
  Interest, net.................................................................................    12,602    24,409      39,324
  Stock option expense (credit).................................................................     1,781        12       3,214
  Managed Care integration costs................................................................        --     1,240          --
  Equity in loss of CBHS........................................................................       399     7,158         399
  Loss on Crescent Transactions.................................................................    59,868        --      59,868
  Unusual items.................................................................................    (1,038)   (3,049)        357
                                                                                                  --------  --------  ----------
                                                                                                   361,652   457,935   1,019,097
                                                                                                  --------  --------  ----------
Income (loss) before provision for income taxes, minority interest and extraordinary items......   (36,731)   16,844       2,565
Provision for (benefit from) income taxes.......................................................   (14,693)    8,339       1,025
                                                                                                  --------  --------  ----------
Income (loss) before minority interest and extraordinary items..................................   (22,038)    8,505       1,540
Minority interest...............................................................................     2,403     1,095       6,948
                                                                                                  --------  --------  ----------
Income (loss) before extraordinary items........................................................   (24,441)    7,410      (5,408)
Extraordinary items--losses on early extinguishments of debt (net of income tax benefit of
  $1,536 and $3,503 for the three months and nine months ended June 30, 1997, respectively, and
  $22,010 for the nine months ended June 30, 1998)..............................................    (2,303)       --      (5,253)
                                                                                                  --------  --------  ----------
Net income (loss)...............................................................................  $(26,744) $  7,410  $  (10,661)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Average number of common shares outstanding--basic..............................................    28,830    31,523      28,715
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Average number of common shares outstanding--diluted............................................    28,830    32,131      28,715
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Income (loss) per common share--basic:
  Income (loss) before extraordinary items......................................................  $  (0.85) $   0.24  $    (0.19)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
  Extraordinary losses on early extinguishments of debt.........................................  $  (0.08) $     --  $    (0.18)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
  Net income (loss).............................................................................  $  (0.93) $   0.24  $    (0.37)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Income (loss) per common share--diluted:
  Income (loss) before extraordinary items......................................................  $  (0.85) $   0.23  $    (0.19)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
  Extraordinary losses on early extinguishments of debt.........................................  $  (0.08) $     --  $    (0.18)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
  Net income (loss).............................................................................  $  (0.93) $   0.23  $    (0.37)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------


                                                                                                     1998
                                                                                                  ----------
Net revenue.....................................................................................  $1,063,099
                                                                                                  ----------
Costs and expenses:
  Salaries, cost of care and other operating expenses...........................................     909,353
  Bad debt expense..............................................................................       2,972
  Depreciation and amortization.................................................................      37,649
  Interest, net.................................................................................      49,336
  Stock option expense (credit).................................................................      (3,527)
  Managed Care integration costs................................................................      12,314
  Equity in loss of CBHS........................................................................      24,221
  Loss on Crescent Transactions.................................................................          --
  Unusual items.................................................................................      (3,000)
                                                                                                  ----------
                                                                                                   1,029,318
                                                                                                  ----------
Income (loss) before provision for income taxes, minority interest and extraordinary items......      33,781
Provision for (benefit from) income taxes.......................................................      15,972
                                                                                                  ----------
Income (loss) before minority interest and extraordinary items..................................      17,809
Minority interest...............................................................................       5,063
                                                                                                  ----------
Income (loss) before extraordinary items........................................................      12,746
Extraordinary items--losses on early extinguishments of debt (net of income tax benefit of
  $1,536 and $3,503 for the three months and nine months ended June 30, 1997, respectively, and
  $22,010 for the nine months ended June 30, 1998)..............................................     (33,015)
                                                                                                  ----------
Net income (loss)...............................................................................  $  (20,269)
                                                                                                  ----------
                                                                                                  ----------
Average number of common shares outstanding--basic..............................................      30,505
                                                                                                  ----------
                                                                                                  ----------
Average number of common shares outstanding--diluted............................................      31,099
                                                                                                  ----------
                                                                                                  ----------
Income (loss) per common share--basic:
  Income (loss) before extraordinary items......................................................  $     0.42
                                                                                                  ----------
                                                                                                  ----------
  Extraordinary losses on early extinguishments of debt.........................................  $    (1.08)
                                                                                                  ----------
                                                                                                  ----------
  Net income (loss).............................................................................  $    (0.66)
                                                                                                  ----------
                                                                                                  ----------
Income (loss) per common share--diluted:
  Income (loss) before extraordinary items......................................................  $     0.41
                                                                                                  ----------
                                                                                                  ----------
  Extraordinary losses on early extinguishments of debt.........................................  $    (1.06)
                                                                                                  ----------
                                                                                                  ----------
  Net income (loss).............................................................................  $    (0.65)
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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           FOR THE NINE MONTHS
                                                                                                  ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                           1997          1998
                                                                                        -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................................................  $   (10,661) $     (20,269)
                                                                                        -----------  -------------
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization...............................................       38,231         37,649
          Equity in loss of CBHS......................................................          399         24,221
          Stock option expense (credit)...............................................        3,214         (3,527)
          Non-cash interest expense...................................................        1,297          1,984
          Gain on sale of assets......................................................       (5,747)        (3,000)
          Impairment of long-lived assets.............................................           --          2,160
          Loss on Crescent Transactions...............................................       59,868             --
          Extraordinary losses on early extinguishments of debt.......................        8,756         55,025
          Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
              Accounts receivable, net................................................       18,521        (28,360)
              Other assets............................................................        8,409         (7,992)
              Restricted cash and investments.........................................           --         (8,268)
              Accounts payable and other accrued liabilities..........................      (67,540)       (18,428)
              Reserve for unpaid claims...............................................      (20,679)       (16,083)
              Income taxes payable and deferred income taxes..........................      (17,985)       (16,544)
              Other liabilities.......................................................      (17,400)        (7,239)
              Minority interest, net of dividends paid................................        7,498          4,354
              Other...................................................................         (965)        (1,084)
                                                                                        -----------  -------------
                  Total adjustments...................................................       15,877         14,868
                                                                                        -----------  -------------
                    Net cash provided by (used in) operating activities...............        5,216         (5,401)
                                                                                        -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................................................................      (28,113)       (26,938)
  Acquisitions and investments in businesses, net of cash acquired....................      (28,840)    (1,033,155)
  Proceeds from sale of property and equipment to Crescent and CBHS, net of
    transaction costs.................................................................      384,041         (6,070)
  Decrease in assets restricted for settlement of unpaid claims.......................       12,551         46,943
  Proceeds from sale of assets........................................................       15,463         18,088
                                                                                        -----------  -------------
                    Net cash provided by (used in) investing activities...............      355,102     (1,001,132)
                                                                                        -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of issuance costs...............................      203,643      1,169,887
  Payments on debt and capital lease obligations......................................     (389,406)      (438,563)
  Proceeds from issuance of warrants..................................................       25,000             --
  Proceeds from exercise of stock options and warrants................................        5,743          4,633
  Purchases of treasury stock.........................................................           --        (12,456)
                                                                                        -----------  -------------
                    Net cash provided by (used in) financing activities...............     (155,020)       723,501
                                                                                        -----------  -------------
Net increase (decrease) in cash and cash equivalents..................................      205,298       (283,032)
Cash and cash equivalents at beginning of period......................................      120,945        372,878
                                                                                        -----------  -------------
Cash and cash equivalents at end of period............................................  $   326,243  $      89,846
                                                                                        -----------  -------------
                                                                                        -----------  -------------

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (UNAUDITED)

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

NOTE C--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the nine months ended June 30, 1997 and 1998:

                                                                                        FOR THE NINE
                                                                                        MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    --------------------
                                                                                      1997       1998
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Income taxes paid, net of refunds received........................................  $  14,419  $   8,572
Interest paid, net of amounts capitalized.........................................     53,945     53,686
Non-cash transactions:
  Common Stock in Treasury issued in connection with the purchase of the remaining
    39% interest in Green Spring Health Services, Inc.............................  $      --  $  63,496
  Investment in CBHS..............................................................      5,281         --

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 and June 30, 1998 is as follows (in thousands):

                                                                             SEPTEMBER 30,    JUNE 30,
                                                                                 1997           1998
                                                                             -------------  ------------
Credit Agreement due through 2002..........................................   $        --   $         --
New Credit Agreement:
  Revolving Facility (7.91% at June 30, 1998) due through 2004.............            --         20,000
  Term Loan Facility (7.91% to 8.41% at June 30, 1998) due through 2006....            --        550,000
11.25% Series A Senior Subordinated Notes..................................       375,000             --
9.0% Senior Subordinated Notes due 2008....................................            --        625,000
6.71% to 11.50% Mortgage and other notes payable through 2005..............         7,721          4,278
7.5% Swiss Bonds...........................................................         6,443             --
3.9% Capital lease obligations due through 2014............................         6,438          6,438
                                                                             -------------  ------------
                                                                                  395,602      1,205,716
  Less amounts due within one year.........................................         3,601         16,585
  Less debt service funds..................................................           308             --
                                                                             -------------  ------------
                                                                              $   391,693   $  1,189,131
                                                                             -------------  ------------
                                                                             -------------  ------------

    In connection with the acquisition of Merit Behavioral Care Corporation ("Merit") on February 12, 1998, the Company (i) terminated its Credit Agreement;
(ii) repaid all loans outstanding pursuant to Merit's existing credit agreement;
(iii) completed a tender offer for its 11.25% Series A Senior Subordinated Notes due 2004 (the "Old Notes"); (iv) completed a tender offer for Merit's 11.50% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes"); (v) entered into a new senior secured bank credit agreement (the "New Credit Agreement") with the Chase Manhattan Bank and a syndicate of financial institutions, providing for Credit Facilities of up to $700 million; and (vi) issued $625 million in 9.0% Senior Subordinated Notes due 2008 (the "New Notes"). See Note H -- "Acquisitions--Merit Acquisition."

    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $33.0 million, net of income tax benefit, during the nine months ended June 30, 1998, to write off unamortized deferred financing costs related to terminating the Credit Agreement and extinguishing the Old Notes, to record the tender premium and related costs of extinguishing the Old Notes and to record the gain on extinguishment of the 7.5% Swiss Bonds.

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

                                 JUNE 30, 1998
                                  (UNAUDITED)

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

    The New Credit Agreement contains a number of covenants that, among other things restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the Indenture for the New Notes), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the New Credit Agreement requires the Company to comply with specified financial ratios and tests, including minimum coverage ratios, maximum leverage ratios, maximum senior debt ratios, minimum "EBITDA" (as defined in the New Credit Agreement) and minimum net worth tests.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES (CONTINUED)
    The New Notes are general unsecured senior subordinated obligations of the Company. The New Notes are limited in aggregate principal amount to $625 million and will mature on February 15, 2008. Interest on the New Notes accrues at the rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15, commencing on August 15, 1998. The Company entered into an Exchange and Registration Rights Agreement in connection with the issuance of the New Notes. The Company agreed, pursuant to such agreement, to use its reasonable best efforts to file with the Securities and Exchange Commission (the "Commission") an exchange offer registration statement and to have this registration statement declared effective as promptly as practicable after filing it. Furthermore, the Company agreed to offer to the holders of the New Notes the opportunity to exchange the New Notes for an issue of a second series of notes that are identical in all material respects to the New Notes and that would be registered under the Securities Act of 1933, as amended (the "Securities Act"). Under the Commission's interpretations of the Securities Act, holders of the New Notes who accept the exchange offer would receive, subject to certain exceptions, securities that could be freely transferred. The Company also agreed that, if the exchange offer were not consummated by July 13, 1998, it would pay liquidated damages in an amount equal to $0.192 per week per $1,000 principal amount of the New Notes commencing on July 13, 1998, and continuing until such exchange offer is consummated. The Company has not had its exchange offer registration statement declared effective by the Commission and, therefore, could not consummate the exchange offer on the scheduled date. Therefore, the Company became obligated to pay the liquidated damages on the New Notes on July 13, 1998 and will continue to be obligated to pay such liquidated damages until the exchange offer is consummated.

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

    The Indenture for the New Notes limits, among other things: (i) the incurrence of additional indebtedness by the Company and its Restricted Subsidiaries (as defined); (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its Restricted Subsidiaries and the redemption of certain Subordinated Obligations of the Company; (iii) certain other restricted payments,

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE D--LONG-TERM DEBT AND LEASES (CONTINUED) including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens; and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indenture for the New Notes also prohibits certain restrictions on distributions from Restricted Subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.

NOTE E--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                               SEPTEMBER 30,   JUNE 30,
                                                                                   1997          1998
                                                                               -------------  ----------
Salaries, wages and other benefits...........................................   $    21,647   $   18,928
Amounts due health insurance programs........................................        14,126       10,457
Medical claims payable.......................................................        36,508      198,558
Interest.....................................................................        19,739       22,915
Crescent Transactions........................................................        14,648        4,385
Other........................................................................        63,761      126,423
                                                                               -------------  ----------
                                                                                $   170,429   $  381,666
                                                                               -------------  ----------
                                                                               -------------  ----------

NOTE F--INCOME PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. Income per common share for the three months and the nine months ended June 30, 1997, have been restated to conform to FAS 128 as required. The effect of adopting FAS 128 was not material.

    The following table presents the components of weighted average common shares outstanding-- diluted (in thousands):

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                              ----------------------  ----------------------
                                                                 1997        1998        1997        1998
                                                              ----------  ----------  ----------  ----------
Weighted average common shares outstanding--basic...........      28,830      31,523      28,715      30,505
Common stock equivalents--stock options.....................          --         570          --         578
Common stock equivalents--warrants..........................          --          38          --          16
                                                              ----------  ----------  ----------  ----------
Weighted average common shares outstanding--diluted.........      28,830      32,131      28,715      31,099
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

    Options to purchase approximately 457,000 shares of common stock at $25.16 to $31.06 per share were outstanding during the nine months ended June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between fiscal 2006 and fiscal 2008, were still outstanding at June 30, 1998.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE F--INCOME PER COMMON SHARE (CONTINUED)
    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during the nine months ended June 30, 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire between fiscal 2000 and fiscal 2009, were still outstanding at June 30, 1998.

    Common stock equivalents of approximately 843,000 and 582,000 were excluded from the income per common share calculation for the three months and the nine months ended June 30, 1997, respectively, due to their anti-dilutive nature as a result of the Company's losses for such periods.

NOTE G--INVESTMENT IN CBHS

    The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions (as defined) on June 17, 1997, which are further described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The Company accounts for its investment in CBHS using the equity method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    A summary of financial information for CBHS is as follows (in thousands):

                                                                             SEPTEMBER 30,    JUNE 30,
                                                                                 1997           1998
                                                                             -------------  ------------
Current assets.............................................................   $   148,537    $  156,385
Property and equipment, net................................................        18,424        14,917
Other noncurrent assets....................................................         8,633        10,211
                                                                             -------------  ------------
  Total Assets.............................................................   $   175,594    $  181,513
                                                                             -------------  ------------
                                                                             -------------  ------------
Current liabilities........................................................   $    68,497    $  112,681
Long-term debt.............................................................        65,860        65,000
Other noncurrent liabilities...............................................         7,481        28,889
Members' capital (deficiency)..............................................        33,756       (25,057)
                                                                             -------------  ------------
  Total Liabilities and Members' Capital...................................   $   175,594    $  181,513
                                                                             -------------  ------------
                                                                             -------------  ------------

                                                                                        THREE MONTHS                    NINE MONTHS
                                                                                            ENDED                          ENDED
                                                                                          JUNE 30,      14 DAYS ENDED    JUNE 30,
                                                                                            1998        JUNE 30, 1997      1998
                                                                                        -------------   -------------   -----------
Net revenue...........................................................................    $187,928         $29,865       $553,370
                                                                                        -------------   -------------   -----------
Operating expenses....................................................................     205,520          30,565        605,462
Interest, net.........................................................................       1,300              98          3,975
                                                                                        -------------   -------------   -----------
  Net loss before preferred member distribution.......................................    $(18,892)        $  (798)      $(56,067)
                                                                                        -------------   -------------   -----------
                                                                                        -------------   -------------   -----------
Cash used in operating activities.....................................................                     $(13,996)     $ (4,553)
                                                                                                        -------------   -----------
                                                                                                        -------------   -----------
Magellan's portion of net loss........................................................      (9,446)           (399)       (28,034)
Intercompany loss elimination(1)......................................................       2,288              --          3,813
                                                                                        -------------   -------------   -----------
Magellan equity loss..................................................................    $ (7,158)        $  (399)      $(24,221)
                                                                                        -------------   -------------   -----------
                                                                                        -------------   -------------   -----------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                                      THREE MONTHS                     NINE MONTHS
                                                                                          ENDED       14 DAYS ENDED       ENDED
                                                                                      JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998
                                                                                      -------------   -------------   -------------
Franchise Fee revenue(1)............................................................     $15,000         $3,164          $51,100
                                                                                      -------------      ------       -------------
Costs:
  Accounts receivable collection fees...............................................     $   248          1,426          $ 1,862
  Hospital-based joint venture management fees......................................       1,708            417            5,191

                                                                                                      SEPTEMBER 30,     JUNE 30,
                                                                                                          1997            1998
                                                                                                      -------------   -------------
Due to CBHS, net (2)................................................................................     $(5,090)        $(4,384)
                                                                                                      -------------   -------------
                                                                                                      -------------   -------------
Franchise fees receivable (3).......................................................................     $    --         $20,500
                                                                                                      -------------   -------------
                                                                                                      -------------   -------------
Equity in loss of CBHS in excess of investment......................................................     $    --         $(7,344)
                                                                                                      -------------   -------------
                                                                                                      -------------   -------------
Prepaid CHARTER call center management fees.........................................................     $    --         $ 3,937
                                                                                                      -------------   -------------
                                                                                                      -------------   -------------

------------------------

(1) Based on the original terms of the CBHS Transactions (as defined), the Franchise Fees were reduced to $5.0 million per month from approximately $6.5 million per month, effective February 1, 1998, through the consummation date of the CBHS Transactions. In the event that the CBHS Transactions are not consummated, no adjustment will be made to the Franchise Fees. The Company's Franchise Fee revenue for the quarter and the nine months ended June 30, 1998, reflects the reduced Franchise Fee revenue since February 1, 1998, while CBHS recorded Franchise Fee expense of approximately $6.5 million per month in its financial statements. Accordingly, the Company has eliminated the intercompany loss for the proportionate share of the difference between Franchise Fee revenue and expense reflected in the Company's financial statements and CBHS' financial statements.

(2) The nature of hospital accounts receivable billing and collection processes have resulted in the Company and CBHS receiving remittances from payors which belong to the other party. Additionally, the Company and CBHS have established a settlement and allocation process for the accounts receivable related to those patients who were not yet discharged from their treatment on June 16, 1997. In an effort to settle these amounts on a timely basis, and in light of CBHS start up operations and cash flow requirements, the Company made advances to CBHS periodically during the nine months ending June 30, 1998, which have been repaid by CBHS. Such advances, net of all settlement activity and certain other amounts due to CBHS for certain shared services and related matters, resulted in the amount shown above as due to CBHS.

(3) CBHS has not paid its Franchise Fee obligation in full for February 1998 through June 30, 1998.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE G--INVESTMENT IN CBHS (CONTINUED)
    CBHS TRANSACTIONS. On March 3, 1998, the Company and certain of its wholly owned subsidiaries entered into definitive agreements with Crescent Operating, Inc. ("COI") and CBHS pursuant to which the Company would have, among other things, sold the Company's franchise operations, certain domestic provider operations and certain other assets and operations. On July 15, 1998, the Company announced that the terms of the CBHS Transactions were being revised to reflect the current capital market environment and the continued pressure on psychiatric hospital revenues and profitability. On August 6, 1998, the Company announced that it was continuing negotiations with COI regarding the terms for a sale of its ownership interest in CBHS to COI and that it was also considering other alternatives for the disposition or retention of its ownership interest in CBHS. If the Company elects to retain its ownership interest in CBHS, the related franchise agreement would remain in effect. There can be no assurance that the Company will be able to negotiate suitable revised terms to the CBHS Transactions or be able to consummate the CBHS Transactions on such revised terms.

NOTE H--ACQUISITIONS

    ALLIED HEALTH GROUP, INC. ACQUISITION. On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provides specialty risk-based products and administrative services to a variety of insurance companies and other customers for its 5.0 million members. Allied has over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid $70 million for Allied, of which $50 million was paid to the sellers at closing with the remaining $20 million placed in escrow.

    The Company funded the acquisition of Allied with cash on hand and has accounted for the acquisition of Allied using the purchase method of accounting. The escrowed amount of the purchase price is payable if Allied achieves specified earnings targets during the three years following the closing. Additionally, the purchase price may be increased during the three year period by up to $40 million if Allied's performance exceeds specified earnings targets. The maximum purchase price payable is $110 million.

    The purchase price the Company paid for Allied is subject to increase or decrease based on the operating performance of Allied during the three year period following the closing. The adjustments will be computed based on EBITDA (as defined in the Allied Purchase Agreement) from the consolidated operations of Allied during each of the Year 1 Earn-Out Period, the Year 2 Earn-Out Period and the Year 3 Earn-Out Period (each, as defined). "EBITDA," as defined in the Allied Purchase Agreement, means the aggregate net revenue from the operations of Allied, minus all expenses incurred in operating the business of Allied but before interest, income taxes, depreciation and amortization, prepared in accordance with generally accepted accounting principles, consistently applied, subject to specified adjustments. "Year 1 Earn-Out Period" means the 12-month period ending on November 30, 1998. "Year 2 Earn-Out Period" means the 12 month period ending on November 30, 1999. "Year 3 Earn-Out Period" means the 12-month period ending on November 30, 2000.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)

    With respect to the Year 1 Earn-Out Period, in the event the EBITDA for the Year 1 Earn-Out Period (the "Year 1 EBITDA") is less than $10.0 million, then the adjustment to the purchase price with respect to such period is an amount equal to seven multiplied by the difference between the Year 1 EBITDA and $10.0 million. Such amount shall be paid to the Company from the portion of the purchase price paid for Allied that was placed in escrow. In the event the Year 1 EBITDA is equal to or less than $11.0 million and equal to or greater than $10.0 million, then there will be no adjustment to the purchase price with respect to such period. In the event the Year 1 EBITDA is greater than $11.0 million, then the adjustment to the purchase price with respect to such period is an amount equal to six multiplied by the difference between the Year 1 EBITDA and $11.0 million. Such amount shall be paid in escrow for the benefit of the sellers.

    With respect to the Year 2 Earn-Out Period, in the event the EBITDA for the Year 2 Earn-Out Period (the "Year 2 EBITDA") is equal to or less than the greater of (i) $11.0 million or (ii) the Year 1 EBITDA (the greater of which being the "Year 2 Threshold"), then the adjustment to the purchase price with respect to such period is an amount equal to the sum of (i) six multiplied by the difference between the Year 2 Threshold and the greater of (x) $11.0 million or (y) the Year 2 EBITDA, plus (ii) an amount equal to seven multiplied by the amount, if any, by which the Year 2 EBITDA is less than $10.0 million. Such amount shall be paid to the Company from the portion of the purchase price paid for Allied that was placed in escrow. In the event the Year 2 EBITDA is greater than the Year 2 Threshold, then the adjustment to the purchase price with respect to such period is the amount equal to six multiplied by the difference between the Year 2 EBITDA and the Year 2 Threshold. Such amount shall be paid in escrow for the benefit of the Sellers. If the Year 2 EBITDA is equal to or greater than $10.0 million but less than or equal to $11.0 million, there will be no adjustment to the purchase price with respect to such period.

    With respect to the Year 3 Earn-Out Period, in the event the EBITDA for the Year 3 Earn-Out Period (the"Year 3 EBITDA") is equal to or less than the greater of (i) $11.0 million, (ii) the Year 1 EBITDA, or (iii) the Year 2 EBITDA (the greatest of which being the "Year 3 Threshold"), then the adjustment to the purchase price with respect to such period is an amount equal to the sum of (i) four multiplied by the difference between the Year 3 Threshold and the greater of (x) $11.0 million or (y) the Year 3 EBITDA, plus (ii) an amount equal to seven multiplied by the amount, if any, by which the Year 3 EBITDA is less than $10.0 million. Such amount shall be paid to the Company from the portion of the purchase price paid for Allied that was placed in escrow. In the event the Year 3 EBITDA is greater than the Year 3 Threshold, then the adjustment to the purchase price with respect to such period is the amount equal to four multiplied by the difference between the Year 3 EBITDA and the Year 3 Threshold. Such amount shall be paid to the Seller. If the Year 3 EBITDA is equal to or greater than $10.0 million but less than or equal to $11.0 million, there will be no adjustment to the purchase price with respect to such period.

    The Company would record contingent consideration payable, if any, as additional goodwill.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
HAI provides managed care services to approximately 16.3 million covered lives, primarily through employee assistance programs and other managed behavioral healthcare plans. The Company funded the acquisition of HAI with cash on hand and has accounted for the acquisition of HAI using the purchase method of accounting.

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

    The Company is obligated to make contingent payments under two separate calculations (as previously described) as follows: in respect of each Contract Year, the Company may be required to pay to Aetna the "Tranche 1 Payments" (as defined) and the "Tranche 2 Payments" (as defined).

    Upon the expiration of each Contract Year, the Tranche 1 Payment shall vest with respect to such Contract Year in an amount equal to the product of (i) the Tranche 1 Cumulative Incremental Members (as defined) for such Contract Year and
(ii) the Tranche 1 Multiplier (as defined) for such Contract Year. The vested amount of Tranche 1 Payment shall be zero with respect to any Contract Year in which the Tranche 1 Cumulative Incremental Members is a negative number. Furthermore, in the event that the number of Tranche 1 Cumulative Incremental Members with respect to any Contract Year is a negative number due to a decrease in the number of Tranche 1 Cumulative Incremental Members for such Contract Year (as compared to the immediately preceding Contract Year), Aetna will forfeit the right to receive a certain portion (which may be none or all) of the vested and unpaid amounts of the Tranche 1 Payment relating to preceding Contract Years.

    "Tranche 1 Cumulative Incremental Members" means, with respect to any Contract Year, (i) the number of Equivalent Members (as defined) serviced by the Company during such Contract Year for Tranche 1 Members, minus (ii)(A) for each Contract Year other than the initial Contract Year, the number of Equivalent Members serviced by the Company for Tranche 1 Members during the immediately preceding Contract Year or (B) for the initial Contract Year, the number of Tranche 1 Members as of September 30, 1997, subject to certain upward adjustments. There were 3,761,253 Tranche 1 Members for the initial Contract Year, prior to such upward adjustments. "Tranche 1 Members" are members of managed behavioral healthcare plans for whom the Company provides services in any of specified categories of products or services. "Equivalent Members" for any Contract Year equals the aggregate Member Months for which the Company provides services to a designated category or categories of members during the applicable Contract Year divided by 12. "Member Months" means, for each member, the number of months for which the Company provides services and is compensated. The "Tranche 1 Multiplier" is $80, $50, $40, $25, and $20 for the Contract Years 1998, 1999, 2000, 2001, and 2002, respectively.

    For each Contract Year, the Company is obligated to pay to Aetna the lesser of (i) the vested portion of the Tranche 1 Payment for such Contract Year and the vested and unpaid amount relating to prior

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
Contract Years as of the end of the immediately preceding Contract Year or (ii) $25.0 million. To the extent that the vested and unpaid portion of the Tranche 1 Payment exceeds $25.0 million, the Tranche 1 Payment remitted to Aetna shall be deemed to have been paid first from any vested but unpaid amounts from previous Contract Years in order from the earliest Contract Year for which vested amounts remain unpaid to the most recent Contract Year at the time of such calculation. Except with respect to the Contract Year ending in 2002, any vested but unpaid portion of the Tranche 1 Payment shall be available for payment to Aetna in future Contract Years, subject to certain exceptions. All vested but unpaid amounts of Tranche 1 Payments shall expire following the payment of the Tranche 1 Payment in respect to the Contract Year ending in 2002, subject to certain exceptions. In no event shall the aggregate Tranche 1 Payments to Aetna exceed $125.0 million.

    Upon the expiration of each Contract Year, the Tranche 2 Payment shall be an amount equal to the lesser of (a)(i) the product of (A) the Tranche 2 Cumulative Members (as defined) for such Contract Year and (B) the Tranche 2 Multiplier (as defined) applicable to such number of Tranche 2 Cumulative Members, minus (ii) the aggregate of the Tranche 2 Payments paid to Aetna for all previous Contract Years or (b) $35.0 million. The amount shall be zero with respect to any Contract Year in which the Tranche 2 Cumulative Members is a negative number.

    "Tranche 2 Cumulative Members" means, with respect to any Contract Year; (i) the Equivalent Members serviced by the Company during such Contract Year for Tranche 2 Members, minus (ii) the Tranche 2 Members as of September 30, 1997, subject to certain upward adjustments. There were 936,391 Tranche 2 Members prior to such upward adjustments. "Tranche 2 Members" means Members for whom the Company provides products or services in the HMO category. The "Tranche 2 Multiplier" with respect to each Contract Year is $85 in the event that the Tranche 2 Cumulative Members are less than 2,100,000, and $70 if more than of equal to 2,100,000.

    For each Contract Year, the Company shall pay to Aetna the amount of Tranche 2 Payment payable for such Contract Year. All rights to receive Tranche 2 Payment shall expire following the payment of the Tranche 2 Payment in respect to the Contract Year ending in 2002, subject to certain exceptions. Notwithstanding anything herein to the contrary, in no event shall the aggregate Tranche 2 Payment to Aetna exceed $175.0 million, subject to certain exceptions.

    The Company would record contingent consideration payable, if any, as goodwill and identifiable intangible assets.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
    The following table sets forth the sources and uses of funds for the Merit acquisition and related transactions (the "Transactions") at closing (in thousands):

SOURCES:
Cash and cash equivalents...............................................................................................  $   59,290
New Credit Agreement:
  Revolving Facility (1)................................................................................................      20,000
  Term Loan Facility....................................................................................................     550,000
The New Notes...........................................................................................................     625,000
                                                                                                                          ----------
  Total sources.........................................................................................................  $1,254,290
                                                                                                                          ----------
                                                                                                                          ----------
USES:
Cash paid to Merit Shareholders.........................................................................................  $  448,867
Repayment of Merit existing credit agreement (2)........................................................................     196,357
Purchase of the Old Notes (3)...........................................................................................     432,102
Purchase of Merit Outstanding Notes (4).................................................................................     121,651
Transaction costs (5)...................................................................................................      55,313
                                                                                                                          ----------
    Total uses..........................................................................................................  $1,254,290
                                                                                                                          ----------
                                                                                                                          ----------

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

    The purchase price allocation for the Merit acquisition is tentative and subject to adjustment pending final valuations on property and equipment and identifiable intangible assets, determination of final valuation allowances on deferred tax assets, integration plan matters (see Note J) and certain other matters. The Company expects the Merit purchase price allocation to be finalized by December 31, 1998.

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

    The following unaudited pro forma information for the nine months ended June 30, 1997 and 1998 has been prepared assuming the Crescent Transactions (as defined), Allied acquisition, HAI acquisition,

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE H--ACQUISITIONS (CONTINUED)
the Transactions and the Green Spring Minority Shareholder Conversion were consummated on October 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such transactions been consummated, or which may be attained in future periods (in thousands, except per share data):

                                                                                                PRO FORMA
                                                                                        FOR THE NINE MONTHS ENDED
                                                                                        --------------------------
                                                                                          JUNE 30,      JUNE 30,
                                                                                            1997          1998
                                                                                        ------------  ------------
Net revenue...........................................................................  $  1,158,515  $  1,374,059
Income before extraordinary item(1)...................................................        12,466        12,776
Net income(1)(2)......................................................................         9,516        12,776
Income per common share--basic:
  Income before extraordinary item....................................................          0.40          0.40
  Net income..........................................................................          0.30          0.40
Income per common share--diluted:
  Income before extraordinary item....................................................          0.39          0.40
  Net income..........................................................................          0.30          0.40

------------------------

(1) Excludes expected unrealized cost savings related to the Integration Plan, Managed Care integration costs (See Note J) and Loss on Crescent Transactions.

(2) Excludes the extraordinary losses on early extinguishments of debt for the nine months ended June 30, 1998, that were directly attributable to the consummation of the Transactions.

PUBLIC SECTOR ACQUISITIONS

    During fiscal 1998, the Company has acquired six businesses in its public sector segment for an aggregate purchase price of approximately $53.0 million (collectively, the "Public Sector Acquisitions"). The Public Sector Acquisitions have been accounted for using the purchase method of accounting. The Public Sector Acquisitions provide various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

NOTE I--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During the quarter and the nine months ended June 30, 1997, and the nine months ended June 30, 1998, the Company recorded reductions in malpractice claim reserves of approximately $2.5 million and $7.5 million (fiscal 1997) and $4.1 million (fiscal 1998), respectively, as a result of updated actuarial estimates. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE I--CONTINGENCIES (CONTINUED)
on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount provided.

    Certain of the Company's subsidiaries are subject to claims, civil suits, and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the federal False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996, which, similar to the First Amended Complaint, alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint is based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act.

    On the Company's motion, the Court ordered the parties to participate in mediation of the matter. The parties have reached a tentative settlement of this matter which the Company expects to be finalized in the near future. Pursuant to the tentative settlement, the Company would pay approximately $4.8 million, which has been accrued. Furthermore, Charter Orlando (now operated by CBHS) will enter into a Corporate Integrity Agreement with the Department of Health and Human Services and will not seek reimbursement for services provided to patients covered under the Medicare program for a period of up to fifteen months. The Company has agreed to reimburse CBHS for the resulting loss of revenues during such period. The Company has an accrued obligation of $2.2 million for this reimbursement.

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and clinical social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint (the "Antitrust Case") alleges that the Defendants violated Section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. On May 12, 1998, the District Court granted the Defendants' motion to dismiss the complaint with prejudice. On May 27, 1998, the plaintiffs filed a notice of appeal of the District Court's dismissal of their complaint with the United States Second Circuit Court of Appeals. The Defendants intend to vigorously contest this appeal and to further defend

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE I--CONTINGENCIES (CONTINUED)
themselves in this matter. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    On May 26, 1998, the counsel representing the plaintiffs in the Antitrust Case filed an action in the United States District Court for the District of New Jersey on behalf of a group of thirteen plaintiffs who also purport to represent an uncertified class of psychiatrists, psychologists and clinical social workers. This complaint alleges substantially the same violations of federal antitrust laws by the same nine managed behavioral healthcare organizations that are the defendants in the Antitrust Case. The Defendants believe the factual and legal issues involved in this case are substantially similar to those involved in the Antitrust Case. The Defendants intend to vigorously defend themselves in this litigation. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

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

    The Integration Plan will result in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 200 employees had been involuntarily terminated pursuant to the Integration Plan as of June 30, 1998, and approximately 250 positions had been eliminated by normal attrition through June 30, 1998. The remaining positions to be eliminated have been identified, and will be eliminated through a combination of normal attrition and involuntary termination.

    The employee groups of the BMCOs that are primarily affected include executive management, finance, human resources, information systems and legal personnel at the various BMCOs corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations. The Company expects to complete the specific identification of all personnel who will be involuntarily terminated by December 31, 1998 and will complete its involuntary terminations by April 1999.

    The Integration Plan will also result in the closure of approximately 40 to 45 leased facilities at the BMCOs during fiscal 1998 and fiscal 1999. As of June 30, 1998, 20 offices had been specifically identified for closure and 20 to 25 additional offices are under consideration for closure. The Company expects to complete the specific identification of remaining office closures by December 31, 1998.

    The Company has recorded approximately $18.3 million of liabilities related to the Integration Plan, of which $11.7 million was recorded as part of the Merit purchase price allocation and $6.6 million was recorded in the statement of operations under "Managed Care integration costs". These amounts

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE J--MANAGED CARE INTEGRATION PLAN AND COSTS (CONTINUED) represent those portions of the Integration Plan obligations that were measurable as of June 30, 1998. The Company expects to record additional liabilities as a result of the Integration Plan in fiscal 1998 and fiscal 1999 as final decisions regarding office closures and other contractual obligation terminations are made.

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

                                                          BALANCE                                  BALANCE
                                                       SEPTEMBER 30,                              JUNE 30,
TYPE OF COST                                               1997         ADDITIONS   PAYMENTS (1)    1998
----------------------------------------------------  ---------------  -----------  ------------  ---------
Employee termination benefits.......................     $      --      $  12,763    $   (3,520)  $   9,243
Facility closing costs..............................            --          5,279          (188)      5,091
Other...............................................            --            244           (75)        169
                                                             -----     -----------  ------------  ---------
                                                         $      --      $  18,286    $   (3,783)  $  14,503
                                                             -----     -----------  ------------  ---------
                                                             -----     -----------  ------------  ---------

------------------------

(1) Includes $2.7 million in payments related to Merit.

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

    During the quarter and the nine months ended June 30, 1998, the Company incurred approximately $1.2 million and $5.7 million, respectively, in other integration costs, including long-lived asset impairments of approximately $2.2 million during the nine months ended June 30, 1998, and outside consulting costs of approximately $0.9 million and $3.1 million for the quarter and the nine months ended June 30, 1998, respectively. The asset impairments relate primarily to identifiable intangible assets that no longer have value and have been written off as a result of the Integration Plan.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

    In related transactions, (i) Crescent leased the Psychiatric Hospital Facilities to CBHS and (ii) the Company entered into a master franchise agreement (the "Master Franchise Agreement") with CBHS and a franchise agreement with each of the Psychiatric Hospital Facilities and the other facilities operated by CBHS (collectively, the "Franchise Agreements"). The Company's sale of the Psychiatric Hospital Facilities and the related transactions described above are referred to as the "Crescent Transactions." Pursuant to the Franchise Agreements, the Company franchises the "CHARTER" System of behavioral healthcare to each of the Psychiatric Hospital Facilities and other facilities operated by CBHS. In exchange, CBHS agreed to pay the Company, pursuant to the Master Franchise Agreement, annual franchise fees (the "Franchise Fees") of approximately $78.3 million. However, CBHS's obligation to pay the Franchise Fees is subordinate to its obligation to pay rent for the Psychiatric Hospital Facilities to Crescent. The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy. The Company used the net cash proceeds to finance the acquisitions of HAI and Allied in December 1997. The Company further implemented its business strategy through the Merit acquisition. See Note H--"Acquisitions -- Merit Acquisition". The Company undertook this transformation because it believed that the specialty managed healthcare industry offers growth and earnings prospects superior to those available to the psychiatric hospital industry because, among other things, third party payors for healthcare services are continuing to seek to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Furthermore, government payors are continuing to reduce reimbursement rates or coverage in an effort to control costs.

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

RESULTS OF OPERATIONS

    REVENUE. Managed care revenue increased 301.1% to $389.3 million for the quarter ended June 30, 1998, from $97.1 million in the same period in fiscal 1997 and increased 198.7% to $816.1 million for the nine months ended June 30, 1998 from $273.2 million in the same period in fiscal 1997. The increases resulted primarily from the acquisitions of HAI, Allied and Merit in fiscal 1998 and revenue growth at Green Spring. The aggregate revenues of HAI, Allied and Merit were approximately $260.7 million and $462.9 million for the quarter and the nine months ended June 30, 1998, respectively. Green Spring revenues were positively impacted by the award of several new contracts and acquisitions in fiscal 1997 and fiscal 1998 and significant improvements in negotiated rates in its TennCare contract in fiscal 1998.

    Public sector revenue increased 61.9% to $37.4 million for the quarter ended June 30, 1998, from $23.1 million in the same period in fiscal 1997 and increased 49.8% to $96.5 million for the nine months ended June 30, 1998, from $64.4 million in the same period in fiscal 1997. The increases were primarily attributable to a 22.9% increase in placements in Mentor homes since June 30, 1997, to 3,270 individuals and revenue from fiscal 1998 acquisitions.

    Healthcare franchising revenue was $15.0 million and $51.1 million for the quarter and the nine months ended June 30, 1998, respectively, compared to $3.2 million for the quarter and the nine months ended June 30, 1997. The increase resulted from the effect of the consummation of the Crescent transaction on June 17, 1997, resulting in only 14 days of franchise revenues in the fiscal 1997 periods.

    Provider business revenue decreased 83.6% to $33.1 million for the quarter ended June 30, 1998, from $201.5 million in the same period in fiscal 1997 and decreased 85.4% to $99.4 million for the nine months ended June 30, 1998, from $680.9 million in the same period in fiscal 1997. The decreases resulted primarily from the effect of the consummation of the Crescent Transactions on June 17, 1997, following which revenue from the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer recorded as part of the Company's revenue. During the quarters ended June 30, 1997 and 1998, the Company recorded revenue of $2.5 million and $0.6 million, respectively, for settlements and adjustments related to reimbursement issues with respect to psychiatric hospitals owned or formerly owned by the Company. During the nine months ended June 30, 1997 and 1998, the Company recorded revenue of $16.2 million and $2.7 million, respectively, related to reimbursement issues. During fiscal 1997, the Company recorded $27.4 million for such settlements. Management anticipates that revenue related to such settlements will decline significantly for fiscal 1998.

    SALARIES, COST OF CARE AND OTHER OPERATING EXPENSES. Salaries, cost of care and other operating expenses attributable to the managed care business increased 286.0% to $342.3 million for the quarter ended June 30, 1998, from $88.7 million in the same period in fiscal 1997 and increased 193.9% to $725.4 million for the nine months ended June 30, 1998, from $246.8 million in the same period in fiscal 1997. The increases resulted primarily from the acquisitions of HAI, Allied and Merit, which had aggregate expenses of $233.3 million and $414.9 million for the quarter and the nine months ended June 30, 1998, respectively, and from continued growth at Green Spring.

    Public sector salaries, cost of care and other operating expenses increased 64.6% to $33.2 million for the quarter ended June 30, 1998, from $20.1 million in the same period in fiscal 1997 and increased 54.1% to $86.7 million for the nine months ended June 30, 1998, from $56.3 million in the same period in fiscal 1997. The increases were due primarily to internal growth, increases in costs related to expansion and new product development and expenses from fiscal 1998 acquisitions.

    Healthcare franchising operating expenses were $1.8 million and $6.7 million for the quarter and the nine months ended June 30, 1998. The Company recorded $0.5 million of expenses with respect to the healthcare franchising business during the quarter and the nine months ended June 30, 1997, after the consummation of the Crescent Transactions.

    Salaries, cost of care and other operating expenses attributable to the provider business decreased 80.9% to $27.9 million for the quarter ended June 30, 1998, from $145.7 million in the same period in fiscal 1997 and decreased 84.7% to $77.3 million for the nine months ended June 30, 1998 from $504.2 million in the same period in fiscal 1997. The decreases resulted primarily from the effect of the consummation of the Crescent Transactions, following which operating expenses of the Psychiatric Hospital Facilities and other facilities transferred to CBHS were no longer accounted for as part of the Company's operating expenses. During the quarter and the nine months ended June 30, 1997, the Company recorded reductions of expenses of approximately $2.5 million and $7.5 million, respectively, compared to reductions of $4.1 million for the nine months ended June 30, 1998, as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    BAD DEBT EXPENSE. Bad debt expense, which is primarily attributable to the provider business, decreased 89.9%, or $10.9 million, for the quarter ended June 30, 1998, compared to the same period in fiscal 1997 and decreased 93.7% or $44.5 million for the nine months ended June 30, 1998, compared to the same period in fiscal 1997. The decreases were primarily attributable to the effect of the consummation of the Crescent Transactions, following which the bad debt expense incurred by the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer accounted for as part of the Company's bad debt expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 47.2%, or $5.7 million, for the quarter ended June 30, 1998, compared to the same period in fiscal 1997 and decreased 1.5% or $0.6 million for the nine months ended June 30, 1998, compared to the same period in fiscal 1997. The decreases were primarily attributable to the effect of the consummation of the Crescent Transactions, whereby the Psychiatric Hospital Facilities were sold to Crescent, offset by increases in depreciation and amortization resulting from the HAI, Allied and Merit acquisitions of $10.5 million and $16.7 million, in aggregate, for the quarter and the nine months ended June 30, 1998, respectively.

    INTEREST, NET. Interest expense, net, increased 93.7%, or $11.8 million, for the quarter ended June 30, 1998, compared to the same period in fiscal 1997 and increased 25.5% or $10.0 million for the nine months ended June 30, 1998, compared to the same period in fiscal 1997. The increases were primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions offset by lower interest expense due to lower average borrowings and higher interest income due to temporary investments of the cash received in the Crescent Transactions through February 12, 1998.

    OTHER ITEMS. Stock option expense for the quarter and the nine months ended June 30, 1998, decreased $1.8 million and $6.7 million, respectively, from the prior year periods primarily due to fluctuations in the market price of the Company's common stock.

    The Company recorded Managed Care integration costs of $1.2 million and $12.3 million for the quarter and the nine months ended June 30, 1998. See Note J--"Managed Care Integration Plan and Costs".

    The Company recorded equity in the loss of CBHS of $7.2 million and $24.2 million for the quarter and the nine months ended June 30, 1998, respectively compared to $0.4 million for the quarter and the nine months ended June 30, 1997. See Note G--"Investment in CBHS".

    The Company recorded unusual items, net, of $(1.0) million and $0.4 million, during the quarter and the nine months ended June 30, 1997, respectively, which consisted of a $2.6 million and a $5.4 million pre-tax gain on the sale of previously closed psychiatric hospitals during the quarter and the nine months ended

June 30, 1997, respectively, offset by a $4.2 million charge for the closure of three psychiatric hospitals and one general hospital during the nine months ended June 30, 1997, and a $1.6 million charge related to the termination of an agreement to sell the Company's European Hospitals during the quarter and the nine months ended June 30, 1997. The Company recorded unusual items, net, of $(3.0) million, during the quarter and the nine months ended June 30, 1998, for the net gain on the sale of psychiatric hospitals that were previously closed.

    The Company's effective income tax rate increased to 47.3% for the nine months ended June 30, 1998, respectively, compared to 40% in the fiscal 1997 periods. The increase was primarily attributable to non-deductible goodwill amortization of approximately $6.2 million resulting from the Merit acquisition in fiscal 1998.

    Minority interest decreased $1.3 million and $1.9 million during the quarter and the nine months ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. The decreases were primarily attributable to the Green Spring Minority Shareholder Conversion in January 1998 offset by Green Spring's net income growth in fiscal 1998 through January 1998.

    The Company recorded extraordinary losses on early extinguishment of debt, net of tax, of $2.3 million and $5.3 million during the quarter and the nine months ended June 30, 1997, respectively, and $33.0 million during the nine months ended June 30, 1998, related primarily to the termination of its then existing credit agreements in fiscal 1997 and the termination of the Credit Agreement and extinguishment of the Old Notes in fiscal 1998. See Note D - "Long-Term Debt and Leases".

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

    CBHS may consolidate services in selected markets by closing facilities depending on market conditions and evolving business strategies. For example, during fiscal 1995 and 1996, the Company consolidated, closed or sold 15 and 9 psychiatric hospitals, respectively. During fiscal 1997, the Company consolidated or closed three psychiatric hospitals prior to the Crescent Transactions. If CBHS closes additional psychiatric hospitals, it would result in charges to income for the costs attributable to the closures, which would result in additional losses in the equity in loss of CBHS for the Company.

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

    Based on projections of fiscal 1998 and fiscal 1999 operations prepared by management of CBHS and results of operations through June 30, 1998, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1998 and fiscal 1999. The Company currently estimates that CBHS will be able to pay approximately $40.0 million to $45.0 million of the Franchise Fees in fiscal 1998, a $33.3 million to $38.3 million shortfall relative to amounts payable under the Master Franchise Agreement. The Company also estimates that CBHS will be able to pay $15.0 million to $25.0 million of the Franchise Fees in fiscal 1999, a $53.3 million to $63.3 million shortfall relative to amounts payable under the Master Franchise Agreement. The Company may record bad debt expense related to Franchise Fees receivable from CBHS in fiscal 1999 and future periods if CBHS does not generate sufficient cash flows to allow for payment of Franchise Fees. Based on the amount of unpaid Franchise Fees, the Company has certain rights under the Master Franchise Agreement. The Company has initiated the exercise of certain rights available to it under the Master Franchise Agreement. The Company's rights include (i) reducing by 5% the expenses provided in the CBHS annual operating budget, (ii) monthly approval of expenditures by CBHS (capital and operating) and (iii) transfer of management of CBHS to the Company.

    The Company may elect to retain its ownership interest in CBHS if it cannot negotiate suitable revised terms to the CBHS Transactions. If the Company elects to retain its ownership interest in CBHS, it would be required to record a charge against earnings of approximately $1.5 million to $2.0 million for CBHS Transaction costs incurred to date. In addition, the Company's exericse of its rights under the Master Franchise Agreement may result in charges to CBHS income, which would result in additional losses in the equity in loss of CBHS for the Company.

IMPACT OF THE MERIT ACQUISITION ON RESULTS OF OPERATIONS

    As a result of the Merit acquisition, the Company has over 61 million covered lives under managed behavioral healthcare contracts and manages behavioral healthcare programs for over 4,000 customers. The Company believes it also now has the number one market position in each of the major product markets in which it competes. The Company believes that the Merit acquisition creates opportunities for the Company to achieve significant cost savings in its managed behavioral healthcare business. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of cost savings in its managed behavioral healthcare business on an annual basis within eighteen months following the consummation of the Merit acquisition. The Company expects to spend approximately $30.0 million during the eighteen months following the consummation of the Merit acquisition in connection with achieving such cost savings.

    The Company expects to record additional managed care integration costs during future quarters to the extent the Integration Plan results in additional facility closures at HAI and Green Spring and for integration plan costs incurred that benefit future periods.

    The full implementation of the Integration Plan is expected to take eighteen months. The Merit acquisition and related transactions are expected to be dilutive to earnings until the Integration Plan is completed.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was approximately $5.2 million and $(5.4) million for the nine months ended June 30, 1997 and 1998, respectively. Operating cash flows for the nine months ended June 30, 1998, were adversely affected by unpaid

Franchise Fees of $20.5 million, the prepayment of CHARTER call center management fees to CBHS of $3.9 million, insurance settlement payments of $10.8 million and payments of unpaid claims (primarily medical malpractice) of approximately $11.4 million.

    INVESTING ACTIVITIES. The Company utilized approximately $1.0 billion in cash, net of cash acquired, for acquisitions and investments in businesses, including the Allied, HAI, Merit and Public Sector acquisitions, during the nine months ended June 30, 1998. In addition, the Company consummated the Crescent Transactions on June 17, 1997, which resulted in approximately $378.0 million of proceeds, net of transaction costs, through June 30, 1998.

    FINANCING ACTIVITIES. The Company borrowed approximately $203.6 million, net of issuance costs, during the nine months ended June 30, 1997, primarily to refinance its then existing credit agreements. The Company borrowed approximately $1.2 billion during the nine months ended June 30, 1998, primarily to fund the Transactions. Also, the Company extinguished the Old Notes for approximately $418.4 million during the nine months ended June 30, 1998.

    As of June 30, 1998, the Company had approximately $112.5 million of availability under the Revolving Facility of the New Credit Agreement. The Company was in compliance with all debt covenants as of June 30, 1998.

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

 FISCAL YEAR   PRINCIPAL AMOUNT
-------------  -----------------
 1999......        $    19.8
 2000......             32.4
 2001......             38.9
 2002......             49.4
 2003......             92.0
 2004......            156.5
 2005......            131.8
 2006......             29.2
 2007......               --
 2008......            625.0

In addition, any amounts outstanding under the Revolving Facility created by the New Credit Agreement mature in 2004.

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

    POTENTIAL PURCHASE PRICE ADJUSTMENTS. During December 1997, the Company purchased HAI and Allied for approximately $121.1 million and $70.0 million, respectively, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to the former owners of HAI and Allied. With respect to HAI, the Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five-year period subsequent to closing. The Company is obligated to make contingent payments under two separate calculations as follows: In respect of each Contract Year, the Company may be required to pay to Aetna the Tranche 1 Payments and the Tranche 2 Payments. "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

    Upon the expiration of each Contract Year, the Tranche 1 Payment shall vest with respect to such Contract Year in an amount equal to the product of (i) the Tranche 1 Cumulative Incremental Members for such Contract Year and (ii) the Tranche 1 Multiplier for such Contract Year. The vested amount of Tranche 1 Payment shall be zero with respect to any Contract Year in which the Tranche 1 Cumulative Incremental Members is a negative number. Furthermore, in the event that the number of Tranche 1 Cumulative Incremental Members with respect to any Contract Year is a negative number due to a decrease in the number of Tranche 1 Cumulative Incremental Members for such Contract Year (as compared to the immediately preceding Contract Year), Aetna will forfeit the right to receive a certain portion (which may be none or all) of the vested and unpaid amounts of the Tranche 1 Payment relating to preceding Contract Years.

    Tranche 1 Cumulative Incremental Members means, with respect to any Contract Year, (i) the number of Equivalent Members (as defined) serviced by the Company during such Contract Year for Tranche 1 Members, minus (ii) (A) for each Contract Year other than the initial Contract Year, the number of Equivalent Members serviced by the Company for Tranche 1 Members during the immediately preceding Contract Year or (B) for the initial Contract Year, the number of Tranche 1 Members as of September 30, 1997, subject to certain upward adjustments. There were 3,761,253 Tranche 1 Members for the initial Contract Year, prior to such upward adjustments. Tranche 1 Members are members of managed behavioral healthcare plans for whom the Company provides services in any of specified categories of products or services. Equivalent Members for any Contract Year equals the aggregate Member Months for which the Company provides services to a designated category or categories of members during the applicable Contract Year divided by 12. Member Months means, for each member, the number of months for which the Company provides services and is compensated. The Tranche 1 Multiplier is $80, $50, $40, $25, and $20 for the Contract Years 1998, 1999, 2000, 2001, and 2002, respectively.

    For each Contract Year, the Company is obligated to pay to Aetna the lesser of (i) the vested portion of the Tranche 1 Payment for such Contract Year and the vested and unpaid amount relating to prior Contract Years as of the end of the immediately preceding Contract Year or (ii) $25.0 million. To the extent that the vested and unpaid portion of the Tranche 1 Payment exceeds $25.0 million, the Tranche 1 Payment remitted to Aetna shall be deemed to have been paid first from any vested but unpaid amounts from previous Contract Years in order from the earliest Contract Year for which vested amounts remain unpaid to the most recent Contract Year at the time of such calculation. Except with respect to the Contract Year ending in 2002, any vested but unpaid portion of the Tranche 1 Payment shall be available for payment to Aetna in future Contract Years, subject to certain exceptions. All vested but unpaid amounts of Tranche 1 Payments shall expire following the payment of the Tranche 1 Payment in respect to the Contract Year ending in 2002, subject to certain exceptions. In no event shall the aggregate Tranche 1 Payments to Aetna exceed $125.0 million.

    Upon the expiration of each Contract Year, the Tranche 2 Payment shall be an amount equal to the lesser of (a) (I) the product of (A) the Tranche 2 Cumulative Members (as defined) for such Contract Year and (B) the Tranche 2 Multiplier (as defined) applicable to such number of Tranche 2 Cumulative Members, minus (II) the aggregate of the Tranche 2 Payments paid to Aetna for all previous Contract Years or (b) $35.0 million. The amount shall be zero with respect to any Contract Year in which the Tranche 2 Cumulative Members is a negative number.

    Tranche 2 Cumulative Members means, with respect to any Contract Year, (i) the Equivalent Members serviced by the Company during such Contract Year for Tranche 2 Members, minus (ii) the Tranche 2 Members as of September 30, 1997, subject to certain upward adjustments. There were 936,391 Tranche 2 Members prior to such upward adjustments. Tranche 2 Members means Members for whom the Company provides products or services in the HMO category. The Tranche 2 Multiplier with respect to each Contract Year is $65 in the event that the Tranche 2 Cumulative Members are less than 2,100,000, and $70 if more than or equal to 2,100,000.

    For each Contract Year, the Company shall pay to Aetna the amount of Tranche 2 Payment payable for such Contract Year. All rights to receive Tranche 2 Payment shall expire following the payment of the Tranche 2 Payment in respect to the Contract Year ending in 2002, subject to certain exceptions. Notwithstanding anything herein to the contrary, in no event shall the aggregate Tranche 2 Payment to Aetna exceed $175.0 million, subject to certain exceptions.

    The purchase price the Company paid for Allied is subject to increase or decrease based on the operating performance of Allied during the three year period following the closing. The Company may be required to pay up to $40.0 million during the three years following the closing of the Allied acquisition based on Allied's performance relative to certain earnings targets. The adjustments will be computed based on EBITDA (as defined in the Allied Purchase Agreement) from the consolidated operations of Allied during each of the Year 1 Earn-Out Period, the Year 2 Earn-Out Period and the Year 3 Earn-Out period. "EBITDA," as defined in the Allied Purchase Agreement, means the aggregate net revenue from the operations of Allied, minus all expenses incurred in operating the business of Allied but before interest, income taxes, depreciation and amortization, prepared in accordance with generally accepted accounting principles, consistently applied, subject to specified adjustments. "Year 1 Earn-Out Period means the 12-month period ending on November 30, 1998. Year 2 Earn-Out Period means the 12-month Period ending on November 30, 1999. Year 3 Earn-Out Period means the 12-month period ending on November 30, 2000.

    With respect to the Year 1 Earn-Out Period, in the event the EBITDA for the Year 1 Earn-Out Period is less than $10.0 million, then the adjustment to the purchase price with respect to such period is an amount equal to seven multiplied by the difference between the Year 1 EBITDA and $10.0 million. Such amount shall be paid to the Company from the portion of the purchase price paid for Allied that was placed in escrow. In the event the Year 1 EBITDA is equal to or less than $11.0 million and equal to or greater than $10.0 million, then there will be no adjustment to the purchase price with respect to such period. In the event the Year 1 EBITDA is greater than $11.0 million, then the adjustment to the purchase price with respect to such period is an amount equal to six multiplied by the difference between the Year 1 EBITDA and $11.0 million. Such amount shall be paid in escrow for the benefit of the sellers.

    With respect to the Year 2 Earn-Out Period, in the event the EBITDA for the Year 2 Earn-Out Period is equal to or less than the greater of (i) $11.0 million or (ii) the Year 1 EBITDA (the greater of which being the Year 2 Threshold), then the adjustment to the purchase price with respect to such period is an amount equal to the sum of (i) six multiplied by the difference between the Year 2 Threshold and the greater of (x) $11.0 million or (y) the Year 2 EBITDA, plus
(ii) an amount equal to seven multiplied by the amount, if any, by which the Year 2 EBITDA is less than $10.0 million. Such amount shall be paid to the Company from the portion of the purchase price paid for Allied that was placed in escrow. In the event the Year 2 EBITDA is greater than the Year 2 Threshold, then the adjustment to the purchase price with respect to such period is the amount equal to six multiplied by the difference between the Year 2 EBITDA and the Year 2 Threshold. Such amount shall be paid in escrow for the benefit of the sellers. If the Year 2 EBITDA is equal to or greater than $10.0 million but less than or equal to $11.0 million, there will be no adjustment to the purchase price with respect to such period.

    With respect to the Year 3 Earn-Out Period, in the event the EBITDA for the Year 3 Earn-Out Period is equal to or less than the greater of (i) $11.0 million, (ii) the Year 1 EBITDA, or (iii) the Year 2 EBITDA (the greatest of which being the Year 3 Threshold), then the adjustment to the purchase price with respect to such period is an amount equal to the sum of (i) four multiplied by the difference between the Year 3 Threshold and the greater of (x) $11.0 million of (y) the Year 3 EBITDA, plus (ii) an amount equal to seven multiplied by the amount, if any, by which the Year 3 EBITDA is less than $10.0 million. Such amount shall be paid to the Company from the portion of the purchase price paid for Allied that was placed in escrow. In the event the Year 3 EBITDA is greater than the Year 3 Threshold, then the adjustment to the purchase price with respect to such period is the amount equal to four multiplied by the difference between the Year 3 EBITDA and the Year 3 Threshold. Such amount shall be paid to the sellers. If the Year 3 EBITDA is equal to or greater than $10.0 million but less than or equal to $11.0 million, there will be no adjustment to the purchase price with respect to such period.

    In connection with Merit's acquisition of CMG, the Company, by acquiring Merit, may be required to make certain future contingent cash payments over the next two years to the former shareholders of CMG based upon the performance of certain CMG customer contracts. Such contingent payments are subject to an aggregate maximum of $23.5 million.

    The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At June 30, 1998, the Company had approximately $112.5 million of availability under the Revolving Facility. The Company currently estimates that it will spend approximately $50.0 million for capital expenditures in fiscal 1999. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flow generated from its operations, together with amounts available for borrowing under the New Credit Agreement and its ability to issue debt and equity securities, which the Company believes it could issue under current market conditions, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI, Allied and CMG and other investing and financing activities. However, the Company's future operating performance and ability to service or refinance the New Notes or to extend or refinance the indebtedness outstanding pursuant to the New Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

MODIFICATION OF COMPUTER SOFTWARE FOR THE YEAR 2000

    The Company and its subsidiaries have internally developed computer software systems that process transactions based on storing two digits for the year of a transaction (i.e., "97" for 1997) rather than four digits, which will be required for year 2000 transaction processing. CBHS expects to spend $1.0 million in the aggregate during fiscal 1998 and 1999 to modify internal use software. The Company expects to spend approximately $1.6 million in the aggregate during fiscal 1998 and 1999 to modify internal use software. The Company does not anticipate incurring any other significant costs for year 2000 software modification. The cost of modifying internal use software for the year 2000 is charged to expense as incurred.

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

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

    10(a)   Employment Agreement, dated June 25, 1998 between the Company and Henry T.
            Harbin, M.D., President and Chief Executive Officer of the Company.

    27      Financial Data Schedule

    (b) Reports on Form 8-K
      None

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

                                               MAGELLAN HEALTH SERVICES, INC.
                                               (Registrant)

Date: August 12, 1998                          /s/ CRAIG L. MCKNIGHT
                                               --------------------------------------------
                                               Craig L. McKnight
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: August 12, 1998                          /s/ JEFFREY T. HUDKINS
                                               --------------------------------------------
                                               Jeffrey T. Hudkins
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)