Form 10-K405
period 1998-09-30
MAGELLAN HEALTH SERVICES INC
filed 1998-12-29
CIK 19411

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                           COMMISSION FILE NO. 1-6639

                         MAGELLAN HEALTH SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                  58-1076937
-------------------------------  ------------------
(State or other jurisdiction of   (I.R.S. Employer
                                   Identification
incorporation or organization)          No.)
   3414 PEACHTREE ROAD, N.E.
          SUITE 1400
       ATLANTA, GEORGIA                30326
-------------------------------  ------------------
(Address of principal executive
           offices)                  (Zip Code)

       Registrant's telephone number, including area code: (404) 841-9200

                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                                                       REGISTERED
--------------------------------------------------------------  ------------------------------
Common Stock ($0.25 par value)                                     New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 30, 1998 was approximately $264 million.

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    The number of shares of the Registrant's Common Stock outstanding as of November 30, 1998 was 31,612,554.

    DOCUMENTS INCORPORATED BY REFERENCE: The Registrant's Definitive Proxy Materials on Schedule 14A relating to its Annual Meeting of Stockholders on February 11, 1999 are incorporated by reference into Part III as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                        PART I                                             PAGE
                                                                                           -----
ITEM 1.    Business...................................................................           2
ITEM 2.    Properties.................................................................          37
ITEM 3.    Legal Proceedings..........................................................          38
ITEM 4.    Submission of Matters to a Vote of Security Holders........................          40

                                       PART II

ITEM 5.    Market Price for Registrant's Common Equity and Related Stockholder
           Matters....................................................................          41
ITEM 6.    Selected Financial Data....................................................          41
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................          43
ITEM 8.    Financial Statements and Supplementary Data................................          57
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................          57

                                       PART III

ITEM 10.   Directors and Executive Officers of the Registrant.........................          58
ITEM 11.   Executive Compensation.....................................................          58
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.............          58
ITEM 13.   Certain Relationships and Related Transactions.............................          58

                                       PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............          58

                                     PART I

ITEM 1. BUSINESS

    Magellan Health Services, Inc. (the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is an international healthcare company. The Company operates through five principal segments engaging in (i) the behavioral managed healthcare business, (ii) the human services business,
(iii) the specialty managed healthcare business, (iv) the healthcare franchising business and (v) the healthcare provider business. The Company's executive offices are located at Suite 1400, 3414 Peachtree Road, N.E., Atlanta, Georgia 30326, and its telephone number at that location is (404) 841-9200.

RECENT DEVELOPMENTS

    THE MERIT ACQUISITION. On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit manages behavioral healthcare programs across all segments of the healthcare industry, including health maintenance organizations ("HMO's"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. On September 12, 1997, Merit completed the acquisition of CMG Health, Inc. ("CMG"). CMG is a national managed behavioral healthcare company. Merit paid approximately $48.7 million in cash and issued approximately 739,000 shares of Merit common stock as consideration for CMG. The former owners of CMG may be entitled to additional consideration, depending on CMG's future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."

    HUMAN AFFAIRS INTERNATIONAL, INCORPORATED ACQUISITION. On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/ U.S. Healthcare ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI manages behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five year period subsequent to closing. The amount and timing of the payments will be contingent upon net increases in the number of HAI's covered lives in specified products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."

    ALLIED HEALTH GROUP, INC. ACQUISITION. On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain of its affiliates ("Allied"). Allied provides specialty managed care products, including risk-based products and administrative services to a variety of insurance companies and other customers, including Prudential, CIGNA and NYLCare. Allied has over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid approximately $70.0 million for Allied, of which $50.0 million was paid to the seller at closing with the remaining $20.0 million placed in escrow. The Company may be required to make additional contingent payments to the former owners of Allied depending on Allied's future performance. On November 25, 1998, the Company and the former owners of Allied amended the Allied purchase agreement, which resulted in the repayment of a portion of the initial escrowed amount to the Company and the reduction of potential future contingent payments to the former owners of Allied. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Outlook--Liquidity and Capital Resources."

    GREEN SPRING MINORITY STOCK CONVERSION. The minority stockholders of Green Spring Health Services, Inc. ("Green Spring") converted their interests in Green Spring into an aggregate of 2,831,516 shares of Company Common Stock during January 1998. Such conversion is referred to as the "Green

Spring Minority Stockholder Conversion." As a result of the Green Spring Minority Stockholder Conversion, the Company owns 100% of Green Spring.

    HUMAN SERVICES ACQUISITIONS. During fiscal 1998, the Company acquired seven businesses in its human services segment for an aggregate purchase price of approximately $57.0 million (collectively, the "Human Services Acquisitions"). The Human Services Acquisitions provide various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

    CBHS TRANSACTIONS. On March 3, 1998, the Company and certain of its wholly owned subsidiaries entered into definitive agreements with Crescent Operating, Inc. ("COI") and Charter Behavioral Health Systems, LLC ("CBHS") pursuant to which the Company would have, among other things, sold the Company's franchise operations, certain domestic provider operations and certain other assets and operations. On August 19, 1998, the Company announced that it had terminated discussions with COI for the sale of its interest in CBHS. Furthermore, the Company exercised certain of its limited management rights pursuant to the Master Franchise Agreement (as defined) and, with CBHS's board support, made operational and management changes at CBHS. The Company has since restored all management rights to the CBHS board. See "Cautionary Statements--Subordination of Franchise Fees." The Company will continue to seek opportunities to divest its ownership interest in CBHS at a later date.

    THE TRANSACTIONS. On February 12, 1998, in connection with the consummation of the Merit acquisition, the Company consummated certain related transactions (together with the Merit acquisition, collectively, the "Transactions"), as follows: (i) the Company terminated its existing credit agreement (the "Magellan Existing Credit Agreement"); (ii) the Company repaid all loans outstanding pursuant to and terminated Merit's existing credit agreement (the "Merit Existing Credit Agreement") (the Magellan Existing Credit Agreement and the Merit Existing Credit Agreement are hereinafter referred to as the "Existing Credit Agreements"); (iii) the Company consummated a tender offer for its 11 1/4% Series A Senior Subordinated Notes due 2004 (the "Magellan Outstanding Notes"); (iv) Merit consummated a tender offer for its 11 1/2% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes") (the Magellan Outstanding Notes and the Merit Outstanding Notes are hereinafter referred to collectively as the "Outstanding Notes" and such tender offers are hereinafter referred to collectively as the "Debt Tender Offers"); (v) the Company entered into a new senior secured bank credit agreement (the "New Credit Agreement"), providing for a revolving credit facility (the "Revolving Facility") and a term loan facility (the "Term Loan Facility") which provides for borrowings of up to $700 million; and (vi) the Company issued the 9% Series A Senior Subordinated Notes due 2008 (the "Notes") pursuant to an indenture which governs the Notes ("Indenture").

    The following table sets forth the sources and uses of funds for the Transactions (in millions):

SOURCES:
Cash and cash equivalents.........................................     $     59.3
New Credit Agreement:
  Revolving Facility(1)...........................................           20.0
  Term Loan Facility..............................................          550.0
The Notes.........................................................          625.0
                                                                         --------
    Total sources.................................................     $  1,254.3
                                                                         --------
                                                                         --------
USES:
Direct Cash Merger Consideration..................................     $    448.9
Repayment of Merit Existing Credit Agreement(2)...................          196.4
Purchase of Magellan Outstanding Notes(3).........................          432.1
Purchase of Merit Outstanding Notes(4)............................          121.6
Transaction costs(5)..............................................           55.3
                                                                         --------
    Total uses....................................................     $  1,254.3
                                                                         --------
                                                                         --------

       -------------------------------

       (1) The Revolving Facility provides for borrowings of up to $150.0 million. As of September 30, 1998, the Company had approximately $92.5 million available for borrowing pursuant to the Revolving Facility, excluding approximately $17.5 million of availability reserved for certain letters of credit.

       (2) Includes principal amount of $193.6 million and accrued interest of $2.7 million.

       (3) Includes principal amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.

       (4) Includes principal amount of $100.0 million, tender premium of $18.9 million and accrued interest of $2.8 million.

       (5) Transaction costs include, among other things, costs paid at closing associated with the Debt Tender Offers, the Notes offering, the Merit acquisition and the New Credit Agreement.

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

    In fiscal 1993, the Company decided to focus solely on the psychiatric hospital industry and to attempt to acquire additional behavioral healthcare businesses. Accordingly, the Company sold its general hospitals and related assets in fiscal 1993 for $338 million with the net proceeds used to reduce long-term debt. In 1994, the Company acquired 40 psychiatric hospitals ("Acquired Hospitals") for approximately $171 million. The purchase of the Acquired Hospitals included the refinancing of most of the Company's then outstanding long-term debt, including the issuance of the Magellan Outstanding Notes.

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

    Prior to the first quarter of fiscal 1996, the Company was not a provider of behavioral managed care services. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring, a managed care company specializing in mental health and substance abuse/dependence services. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavioral managed healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its behavorial managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in behavioral managed healthcare.

    Subsequent to the Company's acquisition of Green Spring, the growth of the behavioral managed healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million as of the end of calendar year 1995 to 21.1 million as of the end of calendar 1997, a compound annual growth rate of over 32%. While growth in the industry was accelerating, the behavioral managed healthcare industry also began to consolidate. The Company concluded that this consolidation presented an opportunity for the Company to increase its participation in the behavioral managed healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion in the behavioral managed healthcare business.

    The Company took a significant step toward implementing this strategy during the third quarter of fiscal 1997, when it sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities Limited Partnership ("Crescent") for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration. Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and COI, an affiliate of Cresent, formed CBHS to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transfered to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the equity of CBHS is owned by COI.

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

    The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy of expanding its managed care operations. The Company used the proceeds to finance the acquisitions of HAI and Allied in December 1997. The Company further implemented its business strategy through the Merit acquisition. The Company undertook this transformation because it believed that the behavioral managed healthcare industry offers growth and earnings prospects superior to those available to the psychiatric hospital industry because, among other things, third party payors for healthcare services are continuing to seek to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Furthermore, government payors are continuing to reduce reimbursement rates or coverage in an effort to control costs.

INDUSTRY

OVERVIEW

    Behavioral healthcare costs have increased significantly in the United States in recent years. According to industry sources, direct medical costs of behavioral health problems, combined with the indirect costs, such as lost productivity due to mental illness and alcohol and drug abuse, were estimated at more than $300.0 billion in 1990, the latest year for which statistics are available. In addition, according to industry sources, in 1994 (the most recent year for which such information was available), direct behavioral healthcare services treatment costs amounted to approximately $81.0 billion, or approximately 8% of total healthcare industry spending. These direct costs have grown, in part, as society has begun to recognize and address behavioral health concerns and employers have realized that rehabilitation of employees suffering from substance abuse and relatively mild mental health problems can reduce losses due to absenteeism and decreased productivity.

    In response to these escalating costs, behavioral managed healthcare companies such as Green Spring, HAI and Merit have been formed. These companies focus on care management techniques with the goal of arranging for the provision of an appropriate level of care in a cost-efficient and effective manner by improving early access to care and assuring an effective match between the patient and the behavioral healthcare provider's specialty. As the growth of behavioral managed healthcare has increased, there has been a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.

    According to an industry trade publication entitled "Managed Behavioral Health Market Share in the United States 1997-1998" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "OPEN MINDS"), as of January 1997, approximately 149.0 million beneficiaries were covered by some form of behavioral managed healthcare plan and an additional 19.5 million beneficiaries were enrolled in internally-managed behavioral healthcare programs within HMOs. The number of covered beneficiaries has grown from approximately
86.0 million beneficiaries in 1993 to approximately 149.0 million in 1997, representing an approximate 15% compound annual growth rate since 1993. In addition, according to OPEN MINDS, beneficiaries covered under risk-based programs are growing even more rapidly, from approximately 13.6 million as of January 1993 to approximately 38.9 million as of January 1997, representing a compound annual growth rate of over 30%. OPEN MINDS estimates that the revenues of behavioral managed healthcare companies totaled approximately $3.5 billion in 1996.

    OPEN MINDS divides the managed behavioral healthcare industry as of January 1997 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

                                                                                            BENEFICIARIES     PERCENT
CATEGORY OF CARE                                                                            (IN MILLIONS)    OF TOTAL
-----------------------------------------------------------------------------------------  ---------------  -----------
Utilization Review/Care Management Programs..............................................          39.2           26.3%
Risk-Based Network Products..............................................................          38.9           26.1
Non-Risk-Based Network Products..........................................................          31.9           21.4
EAPs.....................................................................................          28.3           19.0
Integrated Programs......................................................................          10.7            7.2
                                                                                                  -----          -----
        Total............................................................................         149.0          100.0%
                                                                                                  -----          -----
                                                                                                  -----          -----

    Management believes the current trends in the behavioral healthcare industry include increased utilization of risk-based network managed care products and the integration of EAPs with such managed care products. Management believes that these trends have developed in response to the attempt by payors to reduce rapidly escalating behavioral healthcare costs and to limit their risk associated with such costs while continuing to provide access to high quality care. According to OPEN MINDS, risk-based network products, integrated programs and EAPs are the most rapidly growing segments of the behavioral managed healthcare industry.

    UTILIZATION REVIEW/CARE MANAGEMENT PRODUCTS. Under utilization review/care management products, a managed behavioral healthcare company manages and often arranges for treatment, but does not maintain a network of providers or assume any of the responsibility for the cost of providing treatment services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as it is defined by OPEN MINDS) as administrative services only ("ASO") products. The Company does not expect this segment of the industry to experience significant growth, given the growth of risk-based products.

    NON-RISK-BASED NETWORK PRODUCTS. Under non-risk-based network products, the behavioral managed healthcare company provides a full array of managed care services, including selecting, credentialing and managing a network of providers (such as psychiatrists, psychologists, social workers and hospitals), and performs utilization review, claims administration and care management functions. The third-party payor remains responsible for the cost of providing the treatment services rendered. The Company categorizes its products within this segment of the behavioral managed healthcare industry (as it is defined by OPEN MINDS) as ASO products.

    RISK-BASED NETWORK PRODUCTS. Under risk-based network products, the behavioral managed healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services. Most of these programs have payment arrangements in which the managed care company agrees to provide services in exchange for a fixed fee per member per month that varies depending on the profile of the beneficiary population or otherwise shares the responsibility for providing all or some portion of the treatment services at a specific cost per person. Under these products, the behavioral managed healthcare company not only approves and monitors a course of treatment, but also arranges and pays for the provision of patient care (either through its third-party network providers or staff providers or some combination of network and staff providers). Therefore, the behavioral managed healthcare company must be proficient in contracting with, credentialing and managing a network of specialized providers and facilities that covers the complete continuum of care. The behavioral managed healthcare company must also ensure that the appropriate level of care is delivered in the appropriate setting. Given the ability of payors of behavioral healthcare benefits to reduce their risk with respect to the cost of treatment services through risk-based network products while continuing to provide access to high quality care, this market segment has grown rapidly in recent years. In addition to the expected growth in total beneficiaries covered under behavioral managed healthcare products, this shift of beneficiaries into risk-based network products should further contribute to revenue growth for the behavioral managed healthcare industry because such contracts generate significantly higher revenue than ASO contracts. The higher revenue is intended to compensate the behavioral managed healthcare company for bearing the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by OPEN MINDS.

    EMPLOYEE ASSISTANCE PROGRAMS. An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a patient's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. A 1990 industry survey estimated the total costs of this dependency at approximately $98.6 billion per year. Many businesses have implemented alcoholism and drug abuse treatment programs in the workplace, and in some cases have expanded those services to cover a wider spectrum of personal problems experienced by workers and their families. As a result, EAP products now typically include consultation services, evaluation and referral services, employee education and outreach services. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Health and Safety Act requirements, taken together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services.

    INTEGRATED EAP/MANAGED BEHAVIORAL HEALTHCARE PRODUCTS. EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. In an effort to both reduce costs and increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and behavioral managed healthcare services into a single product. Although integrated EAP/managed behavioral healthcare products are currently only a small component of the overall industry, the Company expects this market segment to grow.

AREAS OF GROWTH

    Management believes that the growth of the behavioral managed healthcare industry will continue, as payors of behavioral healthcare benefits attempt to reduce the costs of behavioral healthcare while maintaining high quality care. Management also believes that a number of opportunities exist in the behavioral managed healthcare industry for continued growth, primarily for risk-based products. The following paragraphs discuss factors contributing to the growth of risk-based products and the increase in the number of covered lives in certain markets.

    RISK-BASED PRODUCTS. According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 13.6 million covered lives in 1993 to approximately 38.9 million covered lives in 1997, a compound annual growth rate of over 30%. Despite this growth, only approximately 26% of total managed behavioral healthcare covered lives were enrolled in risk-based products in 1997. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring an appropriate level of access to care. Risk-based products can generate significantly greater revenue per covered life than other non-risk product types. According to the OPEN MINDS survey, risk-based products account for approximately two-thirds of total managed behavioral healthcare industry revenue, but, as stated above, accounted for only approximately 26% of total covered lives in 1997. During fiscal 1998, risk-based products accounted for approximately 76% of the Company's behavorial managed healthcare revenue and represented approximately 30% of covered lives as of September 30, 1998. See "Cautionary Statements--Risk-Based Products."

    MEDICAID. Medicaid is a joint state and federal program to provide healthcare benefits to approximately 33.0 million low income individuals, including welfare recipients. According to the Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA"), federal and state Medicaid spending increased from $69.0 billion in 1990 to an estimated $160.0 billion in 1996, at an average annual rate almost twice as fast as the annual increase in overall healthcare spending. Furthermore, according to HCFA, from 1991 to 1996 the number of Medicaid beneficiaries covered under full managed contracts grew at a compound annual rate of approximately 40% per year. The Company expects that the Balanced Budget Act of 1997 (the "Budget Act") will slow the growth of Medicaid spending by accelerating the trend of state Medicaid programs toward shifting beneficiaries into managed care programs in order to control rising costs.

    Despite the recent increase in managed care enrollment of Medicaid beneficiaries, Medicaid managed care enrollment as a percentage of all Medicaid beneficiaries remains small. As of June 1996, according to the National Institute for Health Care Management, only approximately 35% of all Medicaid beneficiaries were enrolled in some form of managed care program, and less than 7% were enrolled in risk-based programs. The Company expects the number of Medicaid recipients enrolled in managed behavioral healthcare programs to increase through two avenues: (i) subcontracts with HMOs and (ii) direct contracts with state agencies. As HMOs increase their penetration of the Medicaid market, the Company expects that many HMOs will continue to (or begin to) subcontract with behavioral managed healthcare companies to provide services for Medicaid beneficiaries. State agencies have also begun to contract directly with behavioral managed healthcare companies to provide behavioral healthcare services to their Medicaid beneficiaries. Iowa, Massachusetts, Nebraska, Maryland, Pennsylvania, Tennessee and Montana have decided to "carve out" behavioral healthcare from their overall Medicaid managed care programs and have contracted or are expected to contract directly with behavioral managed healthcare companies to provide such services. The Company expects that the Budget Act will accelerate the trend of states contracting directly with behavioral managed healthcare companies. During fiscal 1998, Medicaid programs accounted for approximately 23% of the Company's behavorial managed healthcare revenue and represented approximately 6% of covered lives as of September 30, 1998. Substantially all of the Company's Medicaid Contracts are risk-based. See "Cautionary Statements--Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "--Risk-Based Products" and "Business--Regulation--Budget Act."

COMPANY OVERVIEW

GENERAL

    According to enrollment data reported in OPEN MINDS, the Company is the nation's largest provider of behavioral managed healthcare services. As of September 30, 1998, the Company had approximately 61.6 million covered lives under behavioral managed healthcare contracts and manages behavioral healthcare programs for over 3,000 customers. Through its current network of over 35,000 providers and nearly 5,000 treatment facilities, the Company manages behavioral healthcare programs for HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. The Company believes it has the largest and most comprehensive behavioral healthcare provider network in the United States. In addition to the Company's behavioral managed healthcare segment, the Company offers specialty managed care products related to the management of certain chronic medical conditions. The Company also offers a broad continuum of human services to approximately 3,350 individuals who receive healthcare benefits funded by state and local governmental agencies through National Mentor, Inc., its wholly-owned human services provider. Furthermore, the Company franchises the "CHARTER" System of behavioral healthcare to the Psychiatric Hospital Facilities and other facilities operated by CBHS, an entity in which the Company owns a 50% equity interest.

    The Company's professional care managers coordinate and manage the delivery of behavioral healthcare treatment services through the Company's network of providers, which includes psychiatrists, psychologists, licensed clinical social workers, marriage and family therapists and licensed clinical professional counselors. The treatment services provided by the Company's behavioral provider network include outpatient programs (such as counseling and therapy), intermediate care programs (such as sub-acute emergency care, intensive outpatient programs and partial hospitalization services), inpatient treatment services and alternative care services (such as residential treatment, home and community-based programs and rehabilitative and support services). The Company provides these services through: (i) risk-based products, (ii) EAPs, (iii) ASO products and (iv) products that combine features of some or all of these products. Under risk-based products, the Company arranges for the provision of a full range of behavioral healthcare services for beneficiaries of its customers' healthcare benefit plans through fee arrangements under which the Company assumes all or a portion of the responsibility for the cost of providing such services in exchange for a fixed per member per month fee. Under EAPs, the Company provides assessment services to employees and dependents of its customers, and if required, referral services to the appropriate behavioral healthcare service provider. Under ASO products, the Company provides services such as utilization review, claims administration and provider network management. The Company does not assume the responsibility for the cost of providing healthcare services pursuant to its ASO products.

    The Company conducts operations in five business segments: (i) behavioral managed healthcare, (ii) human services, (iii) specialty managed healthcare,
(iv) healthcare franchising and (v) healthcare provider. The following describes the Company's five business segments:

    BEHAVIORAL MANAGED CARE. The behavioral managed healthcare segment is the Company's primary operating segment. The Company's behavioral managed care subsidiaries include Green Spring, HAI, and Merit. The following is a description of each of these subsidiaries prior to the Company's integration of its behavioral managed care businesses:

    Green Spring was one of the largest companies in the behavioral managed healthcare industry and was the largest behavioral managed healthcare provider to the Blue Cross/Blue Shield networks. Green Spring's client base included Blue Cross/Blue Shield plans, major HMOs and preferred provider organizations ("PPOs"), state employee programs, Fortune 1000 corporations, labor unions and a growing number of state Medicaid programs.

    Merit was one of the leading behavioral managed healthcare providers in the nation. Merit managed behavioral healthcare programs for clients across all segments of the healthcare industry, particularly in the corporate and HMO segment. Merit was also a leading provider to Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs.

    HAI was one of the first and was one of the largest providers of EAP products. HAI had providers in all 50 states and serves many of the nation's largest companies, including Aetna, Exxon, JP Morgan, MCI, Northwest Airlines and Sears.

    The behavioral managed healthcare operations are now organized around three customer segments, as follows: (i) the Health Plan Division, focusing on the needs of health insurance plans and HMO's and their members; (ii) the Workplace Division, focusing on self-insured employers and labor unions and their employees and dependants; and (iii) the Public Sector Division, focusing on the needs of public purchasers of behavioral healthcare services and their constituents.

    HUMAN SERVICES. The Company's human services business provided specialty home-based behavioral healthcare services through Mentor to approximately 3,350 individuals in 105 programs in 20 states as of September 30, 1998. Mentor was founded in 1983 and was acquired by the Company in January 1995. Mentor's services include specialty home-based behavioral healthcare services, which feature individualized home and community-based health and human services delivered in highly structured and professionally monitored family environments or "mentor" homes. The mentor homes serve clients with chronic behavioral disorders and disabilities requiring long-term care, including children and adolescents with behavioral problems, individuals with mental retardation or developmental disabilities, and individuals with neurological impairment or other medical and behavioral frailties. As a result of the Human Services Acquisitions, Mentor also provides various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

    SPECIALTY MANAGED HEALTHCARE. The Company's specialty managed healthcare business provides specialty risk-based products and administrative services to a variety of insurance companies and other customers, including Prudential, CIGNA and NYLCare. Allied has over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The specialty managed healthcare operations focus on the needs of health plans to manage their specialty care networks and disease management programs in areas such as diabetes, asthma, oncology and cardiology.

    HEALTHCARE FRANCHISING. The Company's wholly-owned subsidiary Charter Advantage, LLC ("Charter Advantage") franchises the "CHARTER" System of behavioral healthcare to the Psychiatric Hospital Facilities and other facilities operated by CBHS. See "Business--Charter Advantage."

    HEALTHCARE PROVIDER. The Company's provider operations include the ownership and operation of two psychiatric hospitals in London, England (a 45-bed hospital and a 78-bed hospital) and a 69-bed psychiatric hospital in Nyon, Switzerland (collectively, the "European Facilities"). The Company's provider operations also include its interest in six hospital-based joint ventures ("Joint Ventures"). The Company's joint venture partner in four of the Joint Ventures is Columbia/HCA Healthcare Corporation. Although the Company is the managing member of each Joint Venture, it has delegated its management responsibilities to CBHS. The Company pays CBHS a fee for managing the Joint Ventures equal to the Company's share of the earnings of the Joint Ventures. The Company's provider operations also include a Puerto Rican provider management business.

BUSINESS STRATEGY

    INCREASE ENROLLMENT IN BEHAVIORAL MANAGED HEALTHCARE PRODUCTS. The Company believes it has an opportunity to increase covered lives in all its behavioral managed healthcare products. The Company believes its market presence will further enhance its ability to increase ASO and EAP covered lives with large corporate, HMO and insurance customers. The Company further believes that it has an opportunity to increase revenues, earnings and cash flows from operations by increasing lives covered by its risk-based products. The Company is the industry's leading provider of risk-based products, according to data reported by OPEN MINDS, and believes that it may benefit from the continuing shift to risk-based products. According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 13.6 million in 1993 to approximately 38.9 million in 1997, representing a compound annual growth rate of over 30%. Despite this growth, only approximately 26% of total behavioral managed healthcare enrollees were in risk-based products in 1997. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their cost of providing behavioral healthcare while ensuring a high quality of care and an appropriate level of access to care. The Company believes enrollment in its risk-based products will increase through growth in new covered lives and through the transition of covered lives in ASO and EAP products to higher revenue risk-based products. There are certain risks associated with increased enrollment in risk-based products. See "Cautionary Statements--Risk-Based Products."

    ACHIEVE SIGNIFICANT INTEGRATION EFFICIENCIES. The Company believes that the HAI and Merit acquisitions have created opportunities for the Company to achieve significant cost savings. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of costs savings on an annual basis by September 30, 1999. Such cost savings are measured relative to the combined operating expenses of Green Spring, HAI and Merit prior to the Merit acquisition. There can be no assurance that the Company will be able to integrate its operations according to its plan. See "Cautionary Statements--Integration of Operations."

    PURSUE ADDITIONAL SPECIALTY MANAGED HEALTHCARE OPPORTUNITIES. The Company believes that significant demand exists for specialty managed healthcare products related to the management of certain chronic conditions. The Company believes its large number of covered lives, information systems infrastructure and experience in managing behavioral healthcare programs position the Company to provide customers with specialty managed healthcare products. As a first major step in implementing this strategy, the Company acquired Allied, a provider of specialty managed care products for cardiology, oncology and diabetes patients, on December 5, 1997. See "Recent Developments--Allied Acquisition." The Company's highly leveraged financial position may prevent it from acquiring additional specialty managed healthcare providers. See "Cautionary Statements--Substantial Leverage and Debt Service Obligations."

    EXPANSION OF HUMAN SERVICES GEOGRAPHIC COVERAGE AND PRODUCT MIX. The human services industry is a very fragmented, $100 billion industry that continues to be consolidated by a few competitors. The Company believes it has an opportunity to increase its geographic coverage and leverage its human services product offerings on a nationwide basis. The Human Services Acquisitions diversified the product mix and increased the geographic market penetration of the human services segment. Mentor plans to launch national brain injury rehabilitation product lines and expand its product offerings in California as a result of the Human Services Acquisitions.

    EXIT FROM THE HEALTHCARE FRANCHISING AND HEALTHCARE PROVIDER
OPERATIONS. The Company will continue its efforts to sell its three European hospitals, its 50% interest in CBHS, Charter Advantage and other provider operations in an effort to reduce the Company's long-term debt and improve liquidity. The

Company is currently involved in negotiations to sell some or all of the previously mentioned businesses. There can be no assurance that the Company will be able to sell any of these businesses.

BEHAVIORAL MANAGED HEALTHCARE PRODUCTS AND SERVICES

    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1998 and revenue for fiscal 1998 for the types of behavioral managed healthcare programs offered by the Company:

PROGRAMS                                                             COVERED LIVES      PERCENT     REVENUE      PERCENT
-----------------------------------------------------------------  -----------------  -----------  ----------  -----------
                                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
Risk-Based Products..............................................           18.6            30.2%  $    786.1        75.7%
EAP, ASO and other products......................................           43.0            69.8        252.9        24.3
                                                                             ---           -----   ----------       -----
    Total........................................................           61.6           100.0%  $  1,039.0       100.0%
                                                                             ---           -----   ----------       -----
                                                                             ---           -----   ----------       -----

The number of the Company's covered lives fluctuates based on the number of the Company's customer contracts and as employee, HMO and insurance company subscriber and government program enrollee populations change from time to time. On a pro forma basis including HAI and Merit, the number of lives covered by the Company's managed healthcare products at September 30, 1996 and 1997 would have been 45.7 million and 51.7 million, respectively.

    RISK-BASED PRODUCTS. Under the Company's risk-based products, the Company typically arranges for the provision of a full range of outpatient, intermediate and inpatient treatment services to beneficiaries of its customers' healthcare benefit plans, primarily through arrangements in which the Company assumes all or a portion of the responsibility for the cost of providing such services in exchange for a per member per month fee. The Company's experience with risk-based contracts (including the experience of Green Spring, HAI and Merit) covering a large number of lives has given it a broad base of data from which to analyze utilization rates. The Company believes that this broad database permits it to estimate utilization trends and costs more accurately than many of its competitors, which allows it to bid effectively. The Company believes that its experience has also allowed it to develop effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims management technology, which permits the Company to reduce the cost of processing claims. The Company's care managers are an essential element in its provision of cost-effective care. Except in emergencies, treatment is required to be authorized by a Company care manager. Care managers, in consultation with treating professionals, and using the Company's clinical protocols, authorize an appropriate level and intensity of services that can be delivered in a cost-efficient manner.

    EMPLOYEE ASSISTANCE PROGRAMS. The Company's EAP products typically provide assessment and referral services to employees and dependents of the Company's customers in an effort to assist in the early identification and resolution of productivity problems associated with the employees who are impaired by behavioral conditions or other personal concerns. For many EAP customers, the Company also provides limited outpatient therapy (typically limited to eight or fewer sessions) to patients requiring such services. For these services, the Company typically is paid a fixed fee per member per month; however, the Company is usually not responsible for the cost of providing care beyond these services. If further services are necessary beyond limited outpatient therapy, the Company will refer the beneficiary to an appropriate provider or treatment facility.

    INTEGRATED PRODUCTS. Under its integrated products, the Company typically establishes an EAP to function as the "front end" of a managed care program that provides a full range of services, including more intensive treatment services not covered by the EAP. The Company typically manages the EAP and accepts all or some of the responsibility for the cost of any additional treatment required upon referral out of the EAP, thus integrating the two products and using both the Company's care management and clinical care techniques to manage the provision of care.

    ASO PRODUCTS. Under its ASO products, the Company provides services ranging from utilization review and claims administration to the arrangement for and management of a full range of patient treatment services, but does not assume any of the responsibility for the cost of providing treatment services. Services include member assistance, management reporting and claims processing in addition to utilization review and care management.

BEHAVIORAL MANAGED HEALTHCARE CUSTOMERS

    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1998 and revenue for fiscal 1998 in each of the Company's market segments described below:

MARKET                                                               COVERED LIVES      PERCENT     REVENUE      PERCENT
-----------------------------------------------------------------  -----------------  -----------  ----------  -----------
                                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
Workplace (Corporations and Labor Unions)........................           19.7            32.0%  $    141.6        13.6%
Health Plans.....................................................           31.0            50.3        633.4        61.0
Public Sector....................................................            7.8            12.7        240.3        23.1
Other............................................................            3.1             5.0         23.7         2.3
                                                                             ---           -----   ----------       -----
    Total........................................................           61.6           100.0%  $  1,039.0       100.0%
                                                                             ---           -----   ----------       -----
                                                                             ---           -----   ----------       -----

    CORPORATIONS AND LABOR UNIONS. Corporations and, to a lesser extent, labor unions, account for a large number of the Company's contracts to provide behavioral managed healthcare services and, in particular, EAP and integrated EAP/managed care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis. Management believes the corporate market is an area of potential growth for the Company, as corporations are anticipated to increase their utilization of behavioral managed healthcare services. In an effort to increase penetration of the corporate market, the Company intends to build upon Merit's experience in managing programs for large corporate customers (such as IBM, Federal Express and AT&T) and to market integrated programs to Merit's existing EAP customers and other prospective corporate clients.

    HEALTH PLANS. The Company is a leader in the HMO market, providing behavioral managed healthcare services to HMO beneficiaries. HMO contracts are full, limited or shared risk contracts in which the Company generally accepts a fixed fee per member per month from the HMO in exchange for providing a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own behavioral managed healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company anticipates that its business with HMOs will continue to grow. The Company is also the nation's leading provider of behavioral managed healthcare services to Blue Cross/Blue Shield organizations, serving 28 Blue Cross/Blue Shield organizations as of September 30, 1998.

    HAI has contracts with its former owner, Aetna, pursuant to which HAI provides behavioral managed healthcare products to Aetna, including focused psychiatric review (a type of utilization review product), risk-based HMO products, administrative services for Aetna's "Managed Choice" product and provider network management services.

    PUBLIC SECTOR. The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with behavioral managed healthcare organizations, such as the Company, for behavioral healthcare services. The Company also expects that other states will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with behavioral managed healthcare companies such as the Company. See "Industry--Areas of Growth," "Cautionary Statements--Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "--Regulation--Other Proposed Legislation." The Company also provides EAPs and other managed care products for employees and their dependents who are beneficiaries of federal, state and local governmental agencies' healthcare benefit plans. Governmental agencies' healthcare benefit plans have historically contracted for managed behavioral healthcare services as part of their general healthcare contracts with HMOs or indemnity insurers. In turn, HMOs or indemnity insurers have either provided managed behavioral healthcare services directly or subcontracted such services to managed behavioral healthcare companies such as the Company. The Company currently provides services to a number of government employees either directly pursuant to a contract with the government agency or as a subcontractor to HMOs. More recently, governmental agencies have begun to contract directly with managed behavioral healthcare companies to provide these services. In addition, the Company currently manages contracts for CHAMPUS beneficiaries and is actively pursuing new contracts and subcontracts under the CHAMPUS program. In this market, the Company often bids for such contracts together with HMOs to provide the behavioral healthcare services portion of the overall CHAMPUS healthcare contract.

BEHAVIORAL MANAGED HEALTHCARE CONTRACTS

    The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. See "Cautionary Statements--Risk Based Programs" and "--Reliance on Customer Contracts."

    The specific terms of the Company's contracts are determined by whether the contracts are for risk-based, EAP, integrated or ASO products. Risk-based and EAP contracts provide for payment of a fixed per member per month fee to the Company. The customer remits this fee to the Company monthly. With respect to ASO products, the Company is generally paid on a per member per month basis. The Company bills its customer for such services on a monthly basis. The Company's billing arrangements for integrated products vary on a case by case basis.

BEHAVIORAL MANAGED HEALTHCARE NETWORK

    The Company's behavioral managed healthcare and EAP treatment services are provided by a network of third-party providers. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic make-up of the beneficiary population in that area. Network providers include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals.

    As of September 30, 1998, the Company had contractual arrangements covering over 35,000 individual third-party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customer's beneficiary population resides. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements. A network provider's contract with the Company typically has a one-year term, with automatic renewal at the Company's option for successive one-year terms, and generally may be terminated without cause by the Company or the provider upon 30 to 90 days notice.

    As of September 30, 1998, the Company's behavorial managed healthcare network included contractual arrangements with approximately 5,000 third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities, and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility owner upon 30 to 120 days notice. The Psychiatric Hospital Facilities and other facilities operated by CBHS are members of the Company's hospital provider network on the same terms as are generally applicable to unaffiliated third-party treatment facilities.

COMPETITION

    Each segment of the Company's business is highly competitive. With respect to its managed care businesses, the Company competes with large insurance companies, HMOs, PPOs, third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare and EAP services to their employees or subscribers directly, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins. See "Cautionary Statements--Highly Competitive Industry."

    The Company's human services operations compete with various for profit and not-for-profit entities, including, but not limited to: (i) behavioral managed healthcare companies that have started managing human services for governmental agencies; (ii) home health care organizations; (iii) proprietary nursing home companies; and (iv) proprietary human services companies. The Company believes that the most significant factors in a customer's selection of services include price, quality of services and outcomes. The pricing aspect of such services is especially important to attract public sector agencies looking to outsource public services to the private sector as demand for quality services escalates while budgeted dollars for healthcare services are reduced. The Company's management believes that it competes effectively with respect to these factors.

    The Company believes it benefits from the competitive strengths described below:

    INDUSTRY LEADERSHIP. The Company is the largest provider of behavioral managed healthcare services in the United States, according to enrollment data reported in OPEN MINDS. The Company believes, based on data reported in OPEN MINDS, that it also now has the number one market position in each of the major product markets in which it competes. The Company believes its position will enhance its ability to: (i) provide a consistent level of high quality service on a nationwide basis; (ii) enter into agreements with behavioral healthcare providers that allow it to control healthcare costs for its customers; and (iii) market its behavioral managed care products to large corporate, HMO and insurance customers, which, the Company believes, increasingly prefer to be serviced by a single-source provider on a national basis. See "Cautionary Statements--Highly Competitive Industry" and "--Reliance on Customer Contracts" for a discussion of the risks associated with the highly competitive nature of the behavioral managed healthcare industry and the Company's reliance on contracts with payors of behavioral healthcare benefits, respectively.

    BROAD PRODUCT OFFERING AND NATIONWIDE PROVIDER NETWORK. The Company offers behavioral managed care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's provider network encompasses over 35,000 providers and nearly 5,000 treatment facilities in all 50 states. The Company believes that the combination of its product offerings and its provider network allows the Company to meet its customers needs for behavioral managed healthcare on a nationwide basis, and positions the Company to capture incremental revenue opportunities resulting from the continued growth of the behavioral managed healthcare industry and the continued migration of its customers from ASO and EAP products to higher revenue risk-based products. See "Cautionary Statements--Risk-Based Products" for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

    BROAD BASE OF CUSTOMER RELATIONSHIPS. The Company believes that the breadth of its customer relationships are attributable to the Company's broad product offerings, nationwide provider network, commitment to quality care and ability to manage behavioral healthcare costs effectively. The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna/US Healthcare, Humana and Prudential; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies through commercial, Medicaid and other programs; and (v) the federal government through contracts pursuant to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and with the U.S. Postal Service. This broad base of customer relationships provides the Company with stable and diverse sources of revenue, earnings and cash flows and an established base from which to continue to increase covered lives and revenue. See "Cautionary Statements--Reliance on Customer Contracts" for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

    PROVEN RISK MANAGEMENT EXPERIENCE. The Company had approximately 18.6 million covered lives under risk-based contracts at September 30, 1998, making it the nation's industry leader in at-risk behavioral managed healthcare products, based on data reported in OPEN MINDS. The Company's experience with risk-based products covering a large number of lives has given it a broad base of data from which to analyze utilization rates. The Company believes that this broad database permits it to estimate utilization trends and costs more accurately than many of its competitors, which allows it to bid effectively. The Company believes that its experience has also allowed it to develop effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims management technology, which permits the Company to reduce the cost of processing claims. As the Company continues to integrate HAI and Merit into its behavioral managed healthcare operations, it will be able to select from the best practices of its subsidiaries to further enhance its utilization and cost control methodologies. See "Cautionary Statements--Integration of Operations" for a discussion of the risks associated with integrating the Company's recently acquired businesses, including the managed care operations it acquired in fiscal 1998, with its existing operations.

    The competitive environment affecting the Company's healthcare franchising and healthcare provider operations are discussed elsewhere. See "Charter Advantage--Competition."

INSURANCE

    The Company maintains a general and professional liability insurance policy with an unaffiliated insurer. The policy is written on an "occurrence" basis, subject to a $250,000 deductible per occurrence and an aggregate deductible of $1.0 million for a three-year policy period ending June 2001.

REGULATION

    GENERAL. The behavioral managed healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's managed care operations is described in this section. The Company's managed care operations are also indirectly affected by regulations applicable to the operations of behavioral healthcare clinics and facilities. See "Charter Advantage--Regulation."

    The Company believes its operations are structured to comply with applicable laws and regulations in all material respects and that it has received, or is in the process of applying for, all licenses and approvals that are material to the operation of its business. However, regulation of the managed healthcare industry is evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation.

    LICENSURE. Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intracorporate transactions. One or multiple agencies may require as a condition of such licensure or approval that the Company cease or modify certain of its operations in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain licensure or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

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

    There is a trend among states to require licensure or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensure requirements are preempted by ERISA. ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

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

    DIRECT CONTRACTING WITH LICENSED INSURERS. Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly with its customers may need to be modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity which contracts with the HMO directly is an IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

    OTHER REGULATION OF HEALTHCARE PROVIDERS. The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") included a provision that prohibits the wrongful disclosure of certain "individually identifiable health information." HIPAA requires the Secretary of the Department to adopt standards relating to the transmission of such health information by healthcare providers and healthcare plans. Although the Company believes that such regulations do not at present materially impair the Company's operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

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

CAUTIONARY STATEMENTS--THE COMPANY.

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth below. Additional cautionary statements regarding the Company's healthcare franchising operations business are set forth below elsewhere herein. See "--Charter Advantage-- Cautionary Statements--CBHS."

    SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS The Company is currently highly leveraged, with indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 1998, the Company's aggregate outstanding indebtedness was approximately $1.2 billion and the Company's stockholders' equity was approximately $187.6 million as of the same date. The New Credit Agreement and the Indenture permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations.

    The Company's high degree of leverage could have important consequences to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (v) the Company's high degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or in the event of adverse changes in the regulatory environment applicable to the Company.

    The Company's ability to repay or to refinance its indebtedness and to pay interest on its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can successfully implement its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized. See "Business--Business Strategy."

    If the Company's cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital or to restructure its debt. There can be no assurance that the Company's cash flows and capital resources will be sufficient for payment of principal of and interest on its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations.

    In addition, because the Company's obligations under the New Credit Agreement bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations.

    RESTRICTIVE FINANCING COVENANTS The New Credit Agreement and the Indenture contain a number of covenants that restrict the operations of the Company and its subsidiaries. In addition, the New Credit

Agreement requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth test, a maximum senior debt ratio and a minimum "EBITDA" (as defined in the New Credit Agreement). There can be no assurance that the Company will be able to comply with such covenants, ratios and tests in the future. The Company's ability to comply with such covenants, ratios and tests may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants, ratios or tests could result in a default under the New Credit Agreement that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to prevent the Company from paying principal, premium, interest or other amounts due on any or all of the Notes until the default is cured or all Senior Indebtedness is paid or satisfied in full. Furthermore, the commitments of the lenders under the New Credit Agreement to make further extensions of credit thereunder could be terminated. If the Company were unable to repay all amounts accelerated, the lenders could proceed against the Subsidiary Guarantors and the collateral securing the Company's and the Subsidiary Guarantors' obligations pursuant to the New Credit Agreement. If the indebtedness outstanding pursuant to the New Credit Agreement were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the other indebtedness of the Company. The value of the Common Stock would be adversely affected if the Company were unable to repay such indebtedness.

    RISK-BASED PRODUCTS Revenues under risk-based contracts are the primary source of the Company's revenue from its behavioral managed healthcare business. Such revenues accounted for approximately 52% of the Company's total revenue and approximately 76% of its behavioral managed healthcare revenue in fiscal 1998. Under a risk-based contract, the Company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services to a specified beneficiary population in exchange, generally, for a fixed fee per member per month. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. If the aggregate cost of behavioral healthcare treatment services provided to a given beneficiary population in a given period exceeds the aggregate of the per member per month fees received by the Company with respect to the beneficiary population in such period, the Company will incur a loss with respect to such beneficiary population during such period. Furthermore, the Company may be required to pay during any period amounts with respect to behavioral healthcare treatment services provided to a given beneficiary population that exceed per member per month fees received with respect to such beneficiary population during the same period. There can be no assurance that the Company's assumptions as to service utilization rates and costs will accurately and adequately reflect actual utilization rates and costs, nor can there be any assurance that increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, will not cause expenses associated with such contracts to exceed the Company's revenue for such contracts. In addition, there can be no assurance that adjustments will not be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 1 to the audited historical consolidated financial statements of the Company included herein. The Company will attempt to increase membership in its risk-based products. If the Company is successful in this regard, the Company's exposure to potential losses from its risk-based products will also be increased. Furthermore, certain of such contracts and certain state regulations limit the profits that may be earned by the Company on risk-based business and may require refunds if the loss experience is more favorable than that originally anticipated. Such contracts and regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that it can meet its obligations under such contracts. As of September 30, 1998, the Company had restricted cash reserves of $89.2 million pursuant to such contracts and regulations. Such amounts will not be available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-based products to pay dividends to the Company. Certain state regulations relating to the licensing of insurance companies may also adversely affect the Company's risk-based business. See "--Regulation." Although experience varies on a contract-by-contract basis, historically, the Company's risk-based contracts have been profitable. However, the degree of profitability varies significantly from contract to contract. For example, the Company's Medicaid contracts with governmental entities tend to have direct profit margins that are lower than the Company's other contracts. The most significant factor affecting the profitability of risk-based contracts is the ability to control direct service costs. The Company believes that it will be in a better position to control direct service costs as a result of the HAI, and Merit acquisitions.

    RELIANCE ON CUSTOMER CONTRACTS Approximately 69% of the Company's revenue in fiscal 1998 was derived from contracts with payors of behavioral healthcare benefits. The Company's behavioral managed healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest behavioral managed healthcare customers accounted for approximately 55% of the Company's behavioral managed healthcare revenue for fiscal 1998. The Company's contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program represented approximately 15% of the Company's behavioral managed care revenue and approximately 10% of the Company's consolidated revenue in fiscal 1998. There can be no assurance that such contracts will be extended or successfully renegotiated or that the terms of any new contracts will be comparable to those of existing contracts. Loss of all of these contracts or customers would, and loss of any one of these customers could, have a material adverse effect on the Company. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract. The Company's customers may reevaluate their contractual arrangements with the Company as a result of the consummation of the Transactions.

    DEPENDENCE ON GOVERNMENT SPENDING FOR MANAGED HEALTHCARE; POSSIBLE IMPACT OF HEALTHCARE REFORM A significant portion of the Company's managed care revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and there can be no assurance that future regulations or legislation will not have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Industry--Areas of Growth" and "Business-- Business Strategy."

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

    Prior to adoption of the Budget Act, the states were prohibited from requiring Medicaid recipients to enroll in managed care products that covered only Medicaid recipients. The Medicaid laws required that the states enroll Medicaid recipients in products that also covered a specific number of commercial enrollees. This requirement of the Medicaid laws was intended to limit the ability of the states to reduce coverage levels for Medicaid recipients below those offered to commercial enrollees. Under prior law, the Secretary of the United States Department of Health and Human Services (the "Department") could waive the prohibition. The Medicaid-related provisions of the Budget Act give states broad flexibility to require most Medicaid recipients to enroll in managed care products that only cover Medicaid recipients, without obtaining a waiver from the Secretary of the Department that was required under prior law. The Budget Act also allows states to limit the number of managed care organizations with which the state will contract to deliver care to Medicaid beneficiaries. These changes could have a positive impact on the Company's business, if they result in increased enrollment of Medicaid beneficiaries in managed care organizations and increased Medicaid spending on managed care. However, these changes also may have an adverse effect on the Company if a number of states decide to limit the number of managed care organizations with which they will contract and to select the organization solely on the basis of the cost of care, which could result in increased cost competition for state contracts.

    The Company cannot predict the effect of the Budget Act, or other healthcare reform measures that may be adopted by Congress or state legislatures, on its managed care operations and no assurance can be given that either the Budget Act or other healthcare reform measures will not have an adverse effect on the Company.

    REGULATION The managed healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. In addition, the Company is subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The Company's managed care operations are also indirectly affected by regulations applicable to the establishment and operation of behavioral healthcare clinics and facilities.

    In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. Regulators in some states, however, have determined that risk assuming activity by entities that are not themselves providers of care is an activity that requires some form of licensure. There can be no assurance that other states in which the Company operates will not adopt a similar view, thus requiring the Company to obtain additional licenses. Such additional licensure might require the Company to maintain minimum levels of deposits, net worth, capital, surplus or reserves, or limit the Company's ability to pay dividends, make investments or repay indebtedness. The imposition of these additional licensure requirements could increase the Company's cost of doing business or delay the Company's conduct or expansion of its business.

    Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Corporations ("DOC") imposed certain restrictions on the Company in connection with its issuance of an approval of the Company's acquisition of HAI, including restrictions on the ability of the California subsidiaries of HAI to fund the Company's operations in other states and on the ability of the Company to make certain operational changes with respect to HAI's California subsidiaries. The DOC imposed substantially identical restrictions on the Company in connection with the Company's acquisition of Merit. The Company does not believe such restrictions will materially impact its integration plan.

    In addition, utilization review and TPA activities conducted by the Company are regulated by many states, which states impose requirements upon the Company that increase its business costs. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states. See "Business-- Regulation--Insurance, HMO, and PPO Activities" and "--Utilization Review and Third-Party Administrator Activities."

    State regulatory agencies responsible for the administration and enforcement of the laws and regulations to which the Company's operations are subject have broad discretionary powers. A regulatory agency or a court in a state in which the Company operates could take a position under existing or future laws or regulations, or change its interpretation or enforcement practices with respect thereto, that such laws or regulations apply to the Company differently than the Company believes such laws and regulations apply or should be enforced. The resultant compliance with, or revocation of, or failure to obtain, required licenses and governmental approvals could result in significant alteration to the Company's business operations, delays in the expansion of the Company's business and lost business opportunities, any of which, under certain circumstances, could have a material adverse effect on the Company. See "Business--Regulation--General," "--Licensure," "--Insurance, HMO and PPO Activities" and "--Utilization Review and Third-Party Administrator Activities."

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

    The Company's managed care operations are also generally affected by regulations applicable to the operations of healthcare clinics and facilities. See "Charter Advantage--Regulation."

    INTEGRATION OF OPERATIONS As a result of the Company's acquisition of Merit and HAI, the Company is the largest provider of managed behavioral healthcare services in the United States, according to the enrollment data reported in OPEN MINDS. The Company's ability to operate its acquired behavioral managed healthcare businesses successfully depends on how well and how quickly it integrates the acquired businesses with its existing operations. The Company expects to achieve approximately $60.0 million of cost savings on an annual basis by September 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, as the Company implements the integration process, it may need to implement enhanced operational, financial and information systems and may require additional employees and management, operational and financial resources. There can be no assurance that the Company will be able to implement and maintain such operational, financial and information systems successfully or successfully obtain, integrate and utilize the required employees and management, operational and financial resources to achieve the successful integration of the acquired businesses with its existing operations. Failure to implement such systems successfully and to use such resources effectively could have a material adverse effect on the Company. Furthermore, implementing such operational, financial and information systems or obtaining such employees and management could reduce the cost savings the Company expects to achieve. See "Business-- Business Strategy."

    HIGHLY COMPETITIVE INDUSTRY The industry in which the Company conducts its managed care businesses is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, TPAs, provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services to their employees or subscribers directly, rather than contracting with the Company for such services. See "Business--Competition."

    RISKS RELATED TO AMORTIZATION OF INTANGIBLE ASSETS The Company's total assets at September 30, 1998 reflect intangible assets of approximately $1.16 billion. At September 30, 1998, net intangible assets were 60.4% of total assets and 616.9% of total stockholders' equity. Intangible assets include goodwill of approximately $992.4 million, which is amortized over 25 to 40 years, and other identifiable intangible assets (primarily customer lists, provider networks and treatment protocols) of approximately

$165.2 million that are amortized over 4 to 30 years. The amortization periods used by the Company may differ from those used by other registrants. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on the prospects of acquired companies. There can be no assurance that the value of such assets will ever be realized by the Company. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect the Company's results of operations. A write-off of intangible assets could become necessary if the anticipated undiscounted cash flows of an acquired company do not support the carrying value of long-lived assets, including intangible assets. At present, no evidence exists that would indicate impairment losses may be necessary in future periods.

    SUBORDINATION OF FRANCHISE FEES The Company owns a 50% equity interest in CBHS, from which it receives the Franchise Fees. The Franchise Fees have in the past represented a significant portion of the Company's earnings and cash flows. The Franchise Fees payable to the Company by CBHS are subordinated in right of payment to the $41.7 million initial annual base rent and 5% minimum escalator rent due to Crescent. The Company is required to provide certain services to CBHS under the Master Franchise Agreement whether or not CBHS pays the Franchise Fees. However, the Company has no obligation to contribute additional capital or make advances to CBHS. See "Charter Advantage -- Franchise Operations." If CBHS encounters a decline in earnings or financial difficulties, such amounts due from CBHS to Crescent will be paid before any Franchise Fees are paid. The remainder of CBHS's available cash will then be applied in such order of priority as CBHS may determine, to all other operating expenses of CBHS, including the current and accumulated Franchise Fees. The Company will be entitled to pursue all available remedies for breach of the Master Franchise Agreement, except that the Company does not have the right to take any action that could reasonably be expected to force CBHS into bankruptcy or receivership.

    As a result of the Crescent Transactions, the Company no longer controls the operations of the Psychiatric Hospital Facilities and other facilities operated by CBHS. Accordingly, factors that the Company does not control will likely influence the amount of Franchise Fees that the Company will realize in the future.

    Based on operational projections prepared by CBHS management for the fiscal year ended September 30, 1999, and on CBHS' results of operations through September 30, 1998, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1999. CBHS paid $40.6 million of Franchise Fees to the Company during fiscal 1998. The Company estimates that CBHS will be able to pay $0 to $15.0 million of Franchise Fees in fiscal 1999. Based on the amount of unpaid Franchise Fees ($38 million as of September 30, 1998), the Company exercised its limited management rights available to it under the Master Franchise Agreement and, with CBHS's Board Support, made operational and management changes aimed at improving profitability and cash flows at CBHS. The Company has since restored all management rights to the CBHS Board. See "Charter Advantage--Franchise Operations."

    The Company's relationship with CBHS and the business of CBHS are described elsewhere herein. Such information is relevant to an understanding of the factors having a bearing on the Company's receipt of Franchise Fees from CBHS.

    PROFESSIONAL LIABILITY; INSURANCE The management and administration of the delivery of behavioral managed healthcare services, like other healthcare services, entail significant risks of liability. The Company is regularly subject to lawsuits alleging malpractice and related legal theories, some of which involve situations in which participants in the Company's programs have committed suicide. The Company is also subject to claims of professional liability for alleged negligence in performing utilization review activities, as well as for acts and omissions of independent contractors participating in the Company's third-party provider networks. The Company is subject to claims for the costs of services denied. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, or that one or more lawsuits will not have a material adverse effect on the Company in the future.

    The Company carries professional liability insurance, subject to certain deductibles. There can be no assurance that such insurance will be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints or that, upon expiration thereof, sufficient insurance will be available on favorable terms, if at all. If the Company is unable to secure adequate insurance in the future, or if the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, there can be no assurance that the Company will not be subject to a liability that could have a material adverse effect on the Company. See "Business-Insurance."

    The Company has certain liabilities relating to the self-insurance program it maintained with respect to its provider business prior to the Crescent Transactions. See Note 13 to the Company's audited historical consolidated financial statements included elsewhere herein.

                               CHARTER ADVANTAGE

OVERVIEW

    On June 17, 1997, the Company consummated the Crescent Transactions, pursuant to which, among other things, it sold the Psychiatric Hospital Facilities to Crescent. In addition, the Company and COI, an affiliate of Crescent, formed a joint venture known as CBHS to operate the Psychiatric Hospital Facilities and certain other facilities transferred by the Company to CBHS. The Company and COI each own 50% of the equity interest of CBHS. The Company obtained its equity interest by contributing approximately $5 million of net assets, including five leased psychiatric hospitals, to CBHS. In fiscal 1997, subsequent to the initial capitalization of CBHS, the Company and COI each contributed an additional $17.5 million to the capital of CBHS. The Company has no obligation to make additional contributions to the capital of CBHS. The Company accounts for its 50% investment in CBHS under the equity method of accounting. In connection with the Crescent Transactions, the Company received approximately $417.2 million in cash (before costs of approximately $16.0 million) and warrants for the purchase of 2.5% of COI's common stock, exercisable over 12 years. The Company also issued 1,283,311 warrants to purchase shares of the Company's Common Stock to each of Crescent and COI at an exercise price of $30 per share. In related agreements, Crescent and CBHS entered into the facilities lease described below and the Company, CBHS and the Psychiatric Hospital Facilities and other facilities transferred by the Company to CBHS entered into the franchise agreements described below. Following the consummation of the Crescent Transactions, the Company formed a new business unit, "Charter Advantage," to franchise the "CHARTER" system of behavioral healthcare to operators of behavioral healthcare facilities. Currently, its primary customer is CBHS.

    The following discussion of Charter Advantage's operations, CBHS and the psychiatric hospital industry in general is relevant to an assessment of the factors having a bearing on CBHS's ability to pay Franchise Fees to the Company, the value of the Company's interest in the equity of CBHS and the future business prospects of CBHS.

FRANCHISE OPERATIONS

    FRANCHISE AGREEMENTS. Charter Advantage franchises the "CHARTER" System of behavioral healthcare to the Psychiatric Hospital Facilities and other facilities operated by CBHS. Each facility has entered into a separate Franchise Agreement with Charter Advantage. Each franchisee is granted the right to engage in the business of providing behavioral healthcare utilizing the "CHARTER" System in a defined territory. Each franchisee is authorized to conduct a "Hospital/RTC Based Behavioral Healthcare Business," which is defined as the business of the operation of an acute care psychiatric hospital, part of an acute care general hospital operating an acute care psychiatric unit, a behavioral healthcare residential treatment center, a part of a facility operating a behavioral healthcare residential treatment center, or other similar facility providing 24-hour behavioral healthcare and the delivery of behavioral healthcare from such facility or other affiliated facilities; such behavioral healthcare to include inpatient hospitalization, partial hospitalization programs, outpatient therapy, intensive outpatient therapy, residential treatment, ambulatory detoxification, behavioral modification programs and related services. The "CHARTER" System is a system for the operation of Hospital/RTC Based Behavioral Healthcare Businesses under the "CHARTER" names and marks, and includes the right to use computer software, treatment programs and procedures, quality standards, quality assessment methods, performance improvement and monitoring programs, as well as advertising and marketing assistance, promotional materials, consultation and other matters relating to the operation of Hospital/RTC Based Behavioral Healthcare Businesses.

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

    FRANCHISE FEES; SUBORDINATION. The Company and CBHS are parties to a Master Franchise Agreement pursuant to which CBHS pays the Company annual Franchise Fees for granting the right to utilize the "CHARTER" System to the facilities operated by CBHS. CBHS is obligated under the Master Franchise Agreement for annual Franchise Fees equal to the greater of (i) $78.3 million, subject to increases for inflation, and (ii) $78.3 million, plus 3% of CBHS's gross revenues over $1 billion and not in excess of $1.2 billion and 5% of CBHS' gross revenues over $1.2 billion. The Company, CBHS and Crescent have entered into a Subordination Agreement pursuant to which the Franchise Fees are subordinated to base rent and minimum escalator rent under the Facilities Lease between Crescent and CBHS with respect to the facilities operated by CBHS.

    Based on operational projections prepared by CBHS management for the fiscal year ended September 30, 1999, and on CBHS' results of operations through September 30, 1998, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1999. CBHS paid $40.6 million of Franchise Fees to the Company during fiscal 1998. The Company estimates that CBHS will be able to pay $0 to $15.0 million of Franchise Fees in fiscal 1999. If the aggregate amount of Franchise Fees not paid exceeds $6.0 million, but is less than $18.0 million, the Company has the right to prohibit CBHS from paying any incentive compensation to CBHS's management and may prohibit the vesting of any equity in CBHS to which management of CBHS may be entitled during the period when Franchise Fees remain unpaid. If the aggregate amount of Franchise Fees not paid exceeds $18.0 million, but is less than $24.0 million, the Company has the right to prohibit any salary increases for key personnel of CBHS, to prohibit any additional hiring by CBHS and to prohibit CBHS from making any hospital acquisitions or entering into any hospital joint ventures directly or indirectly during such period. If the aggregate amount of Franchise Fees not paid exceeds $24.0 million, the Company may require CBHS to reduce by 5% the expenses approved in its current budget, to seek approval of expenditures, including capital and operating expenditures, on a monthly basis, and to transfer control and management of CBHS and the Psychiatric Hospital Facilities to the Company. Notwithstanding the foregoing, the Company does not have the right to take any action, in connection with the exercise of remedies against CBHS, that could reasonably be expected to force CBHS into bankruptcy or receivership, or similar proceedings, with respect to any dispute that may arise among the parties with respect to payment or nonpayment of the Franchise Fees.

Based on the amount of unpaid Franchise Fees ($38 million as of September 30, 1998), the Company exercised certain of the limited management rights available to it under the Master Franchise Agreement and, with CBHS' Board support, made operational and management changes aimed at improving profitability and cash flows at CBHS. The Company has since restored all management rights to the CBHS Board.

    The initial term of the Facilities Lease is twelve years. CBHS has the right to renew the lease for four additional terms of five years each. The base rent for the first year of the initial term was $41.7 million, which increases each year during the initial term by five percent compounded annually.

    Notwithstanding the foregoing, when accrued and unpaid Franchise Fees, including interest thereon, if any, equal or exceed $15.0 million, then CBHS's available cash is thereafter first applied to base rent and minimum escalator rent, under the Facilities Lease. The remainder of CBHS's available cash may then be applied in such order of priority as CBHS may determine, in the reasonable discretion of its Board of Directors (half the members of which are appointed by the Company), to all other operating expenses of CBHS, including, without limitation, the current and accumulated Franchise Fees, and any other operating expenses.

CBHS

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

CAUTIONARY STATEMENTS--CBHS

    The following factors are relevant to an understanding of the risks associated with CBHS's business and the ability of CBHS to pay Franchise Fees to the Company.

    POTENTIAL REDUCTIONS IN REIMBURSEMENT BY THIRD-PARTY PAYORS AND CHANGES IN HOSPITAL PAYOR MIX. CBHS's hospitals have been adversely affected by certain factors influencing the entire psychiatric hospital industry. See"--Industry Trends" Any of these factors may result in reductions in the amounts that CBHS's hospitals can expect to collect per patient day for services provided or the number of equivalent patient days.

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

    GOVERNMENTAL BUDGETARY CONSTRAINTS AND HEALTHCARE REFORM. In the 1995 and 1996 sessions of the United States Congress, the focus of healthcare legislation was on budgetary and related funding mechanism issues. Both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. The Budget Act, which was signed into law by President Clinton in August 1997, reduces federal spending by an estimated $140 billion. The majority of the spending reduction will come from Medicare cuts of $115.0 billion. The Congressional Budget Office projected in July 1997 that $43.8 billion of the reductions would come from reduced payments to hospitals, $21.8 billion from increased enrollment in managed care plans and $11.7 billion from reduced payments to physicians and ambulatory care providers. The five-year savings in projected Medicare payments to physicians and hospitals would be achieved under the Budget Act by reduced fee-for-service reimbursement and by changes in managed care programs designed to increase enrollment of Medicare beneficiaries in managed care plans. The increase in Medicare enrollment in managed care plans would be achieved in part by allowing provider-sponsored organizations and preferred provider organizations to compete with Medicare HMOs for Medicare enrollees.

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

    CBHS management estimates that the Budget Act will reduce the amount of revenue and earnings that CBHS will receive for the treatment of Medicare and Medicaid patients. CBHS management estimates that such reductions approximated $10.0 million in fiscal 1998, and due to the phase in effects of the bill, will approximate $15.0 million in subsequent fiscal years.

    A number of states in which CBHS has operations have either adopted or are considering the adoption of healthcare reform proposals of general applicability or Medicaid reform proposals. Where adopted, these state reform laws have often not yet been fully implemented. The Company cannot predict the effect of these state healthcare reform proposals on CBHS's operations. The Company cannot predict the effect of other healthcare reform measures that may be adopted by Congress on the operations of CBHS and no assurance can be given that other federal healthcare reform measures will not have an adverse effect on CBHS.

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

    CBHS also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. Such laws include the illegal remuneration provisions of the Social Security Act (the "Anti-Kickback Statute") and the physician self-referral provisions of the Omnibus Budget Reconciliation Act of 1993 ("Stark II") and state illegal remuneration and self-referral statutes and regulations that prohibit payments in exchange for referrals and referrals by physicians or other healthcare providers to persons or entities with which the physician or other healthcare provider has a financial relationship.

    The Medicare and Medicaid Patient and Program Protection Act of 1987 expanded the authority of the Department to exclude from participation in the Medicare and Medicaid programs those individuals and entities that engage in defined prohibited activities. The Department's exclusion authority was recently expanded under HIPAA and the Budget Act, which added additional grounds for exclusion, established minimum exclusion periods for certain offenses and expanded the scope of the exclusion to include all federal health care programs. The Department also has the authority to impose civil monetary penalties for certain prohibited activities. HIPAA increased the amount of authorized penalties from $2,000 per item or service claimed to $10,000 per item or service claimed, and increased the assessment to which a person may be subject in lieu of damages from two times the amount claimed for each item or service to three times the amount claimed. Both HIPAA and the Budget Act expanded the Department's authority to impose civil monetary penalties by adding additional activities for which civil monetary penalties may be imposed.

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

    State regulatory agencies responsible for the administration and enforcement of the laws and regulations to which CBHS' operations are subject have broad discretionary powers. A regulatory agency or a court in a state in which CBHS operates could take a position under existing or future laws or regulations, or change its interpretation or enforcement practices with respect thereto, that such laws or regulations apply to CBHS differently than CBHS believes such laws and regulations apply or should be enforced. The resultant compliance with, or revocation of, or failure to obtain, required licences and governmental approvals could result in significant alteration to CBHS' business operations, delays in the expansion of CBHS' business and lost business opportunities, any of which, under certain circumstances, could have a material adverse effect on CBHS.

    INTELLECTUAL PROPERTY The Company owns certain intellectual property which is important to its franchise operation. The Company has registered as trademarks both the "CHARTER" name and "800-CHARTER." The Company also owns the "Charter System," which is a system for the operation of businesses specializing in the delivery of behavioral healthcare under the "CHARTER" names and marks. The Charter System includes treatment programs and procedures, quality standards, quality assessment methods, performance improvement and monitoring programs, advertising and marketing assistance, promotional materials, consultation and other matters related to the operation of businesses specializing in the delivery of behavioral healthcare.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                         AGE      POSITION
---------------------------------------      ---      ------------------------------------------------------------------
Henry T. Harbin M.D....................          51   President, Chief Executive Officer and Director
Craig L. McKnight......................          47   Executive Vice President and Chief Financial Officer
John J. Wider, Jr......................          51   President and Chief Operating Officer of Magellan Behavorial
                                                      Health
Clarissa C. Marques, Ph.D..............          46   Executive Vice President of Clinical and Quality Management
Gregory T. Torres......................          48   President and Chief Executive Officer of Mentor

    HENRY T. HARBIN, M.D. became President, Chief Executive Officer and a Director of the Company on March 18, 1998. Dr. Harbin served as President and Chief Executive Officer of Green Spring from 1994 to 1998. Dr. Harbin served as Executive Vice President of the Company from 1995 until becoming President and Chief Executive Officer of the Company. Dr. Harbin served as Executive Vice President and Chief Clinical Officer of Green Spring during 1993 and 1994.

    CRAIG L. MCKNIGHT became Executive Vice President and Chief Financial Officer of the Company in October 1995. From March 1995 through September 1995, he served as Executive Vice President-- Office of the President and Chairman. Mr. McKnight practiced public accounting with Coopers & Lybrand L.L.P. from 1985 through 1995. Coopers & Lybrand L.L.P. is an international accounting firm that provides accounting and auditing services, tax services and consulting services. As an audit partner at Coopers & Lybrand L.L.P., from 1985 to 1995, Mr. McKnight had responsibility for a wide range of hospital and managed care engagements, as well as assisting clients with formulating financing options, financial restructurings and the purchase and sale of health plans and facilities. Mr. McKnight is also a director of OrthAlliance, Inc.

    JOHN J. WIDER, JR. has served as President and Chief Operating Officer of Magellan Behavorial Health ("MBH") since March 1998. Mr. Wider served as Executive Vice President and Chief Operating Officer of Green Spring from 1997 to 1998. Mr. Wider was President and General Manager for Cigna Healthcare Corporation's ("Cigna") Mid-Atlantic region from 1996 to 1997. Mr. Wider served as Area Operations Officer for Cigna during 1995 and 1996 and as Vice President of Sales of Cigna's Midwest region from 1993 to 1995.

    CLARISSA C. MARQUES, PH.D. has served as Executive Vice President of Clinical and Quality Management since March 1998. Dr. Marques served as Executive Vice President and Chief Clinical Officer of Green Spring during 1997 and 1998. Dr. Marques served as Senior Vice President of Green Spring from 1992 to 1997.

    GREGORY T. TORRES is President and Chief Executive Officer of Mentor, positions he has held since 1996. Mr. Torres served as Senior Vice President for Public Affairs of Mentor from 1992 until 1996.

EMPLOYEES OF THE REGISTRANT

    At September 30, 1998, the Company had approximately 11,600 full-time and part-time employees, which excludes CBHS. The Company believes it has satisfactory relations with its employees.

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

    BEHAVORIAL MANAGED CARE BUSINESS. MBH leases its 190 offices with terms expiring between 1998 and 2008. MBH's headquarters are leased and are located in Columbia, Maryland. The lease for MBH Headquarters expires in 2004.

    HUMAN SERVICES BUSINESS. Mentor leases its 174 offices with terms expiring between 1998 and 2005. Mentor's headquarters are leased and are located in Boston, Massachusetts with the lease expiring in 2002.

    SPECIALITY MANAGED CARE BUSINESS. Allied and CMR lease their 11 offices with terms expiring between 1999 and 2004.

    HEALTHCARE FRANCHISING AND HEALTHCARE PROVIDER BUSINESS. The Company has an ownership interest in six hospital-based Joint Ventures that operate or manage 10 behavioral healthcare facilities ("JV Hospitals"). The Joint Ventures own six of the JV Hospitals and lease two of the JV Hospitals from the respective Joint Venture owners. The remaining two JV Hospitals are owned by the respective Joint Venture owners.

    The Company owns two behavioral healthcare facilities in the United Kingdom and one in Switzerland. One of the United Kingdom facilities is subject to a land-lease that expires in 2069.

ITEM 3. LEGAL PROCEEDINGS

    The management and administration of the delivery of behavioral managed healthcare services, and the direct provision of behavioral health treatment services, entail significant risks of liability. In recent years, the Company and its respective network providers have been subject to a number of actions and claims alleging malpractice, professional negligence and other related legal theories. Many of these actions and claims seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense.

    From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents may give rise to malpractice, professional negligence and other related actions and claims against the Company or its employees and network providers. As the number of lives covered by the Company and such other entities grows, the number of providers under contract increases and the nature and scope of services provided by them in their respective managed care and EAP businesses expands, actions and claims against such entities (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Cautionary Statements--Professional Liability; Insurance."

    To the extent customers of the Company are entitled to indemnification under their contracts with the relevant entity relating to liabilities they incur arising from the operation of the relevant entity's programs, such indemnification may not be covered under the relevant entity's insurance policies. In addition, to the extent that certain actions and claims seek punitive and compensatory damages arising from alleged intentional misconduct by the Company, such damages, if awarded, may not be covered, in whole or in part, by the relevant entity's insurance policies. In the ordinary course of business, such entities are also subject to actions and claims with respect to their respective employees, network providers and suppliers of services. The Company does not believe that any pending action against it will have a material adverse effect on the Company. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities; however, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "--Insurance" and "Risk Factors--Professional Liability; Insurance."

    From time to time, the Company receives notifications from and engages in discussions with various governmental agencies concerning its respective businesses and operations. As a result of these contacts with regulators, the Company in many instances implements changes to its operations, revises its filings with such agencies and/or seeks additional licenses to conduct its business. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensure as a single service HMO, TPA or utilization review agent in one or more jurisdictions.

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and clinical social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"), entitled Edward M. Stephens, Jose A. Yaryura-Tobias, Judith Green, Ph.D., Fugen Neziroglu Ph.D., Ona Robinson, Ph.D., Laurie A. Baum, C.S.W., Agnes Wohl, C.S.W., and The On-Step Institute For Mental Health Research Inc., individually and on behalf of all others similarly situated v. CMG Health, FHC Options, Inc., Foundation Health PsychCare Services, Inc., Green Spring Health Services, Inc., Human Affairs International, Inc., Merit Behavioral Care Corp., MCC Behavioral Care Inc., United Behavioral Systems, Inc., and Value Behavioral Health, Inc., 96 Civ. 7798 (KMW) (the "Stephens Case"). The complaint alleges that the Defendants violated Section 1 of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. On May 12, 1998, the District Court granted the Defendants' motion to dismiss the complaint with prejudice. On May 27, 1998, the plaintiffs filed a notice of appeal of the District Court's dismissal of their complaint with the United States Second Circuit Court of Appeals. On November 16, 1998, the Second Circuit court issued a Summary Order affirming the District Court's decision. The plaintiffs have not filed a petition for rehearing, and the time allotted for doing so has expired. The plaintiffs have 90 days from the date of judgment to file a petition for certiorari with the United States Supreme Court. The plaintiffs have not indicated whether they will file such a petition. If no petition is filed, or if a filed petition is denied, this matter will have been concluded. The Company does not believe this matter will have a material adverse affect on its financial position or results of operations.

    On May 26, 1998, the counsel representing the plaintiffs in the Stephens Case filed an action in the United States District Court for the District of New Jersey on behalf of a group of thirteen plaintiffs who also purport to represent an uncertified class of psychiatrists, psychologists and clinical social workers. This complaint alleges substantially the same violations of federal antitrust laws by the same nine managed behavioral healthcare organizations that are the defendants in the Stephens Case. This claim is entitled Russell M. Holstein, Ph.D., Barbara I. Holstein, Ed.D., Tijen B. Eron, Ph.D., Roger Swift, C.S.W., Chuck Stannard, C.S.W., R. Anthony Moore, M.D., Maria T. Lymberis, M.D., the American Association of Private Practice Psychiatrists, Inc., the Black Psychiatrists of America, Inc. and the New Jersey Society for Clinical Social Work, Inc., individually and on behalf of their members and all others similarly situated, v. Green Spring Health Services, Inc., Human Affairs International, Inc., Merit Behavioral Care Corp., CMG Health, Inc., Options Healthcare, Inc., Value Behavioral Health, Inc., United Behavioral Health, Inc., Foundation Health Systems, Inc., and MCC Behavioral Care, Inc. The Defendants believe the factual and legal issues involved in this case are substantially similar to those involved in the Stephens Case. The Defendants intend to vigorously defend themselves in this matter. On August 28, 1998, the Defendants filed a joint motion requesting that the case be: (1) transferred to the Southern District of New York; (2) alternatively, that all proceedings be stayed pending the Second Circuit's determination of the Stephens appeal, given the res judicata effect of the Stephens dismissal; and (3) if the Court proceeds with the case, that the complaint be dismissed for failure to state a claim for substantially the same reasons as in Stephens. The plaintiffs have opposed this motion, which was argued on November 23, 1998. At the conclusion of the November 23 hearing, the court ruled that the case should be transferred to the Southern District of New York. The Defendants' motion to dismiss was deemed withdrawn without prejudice to its resubmission in the Southern District. The plaintiffs have stated that they intend to appeal the courts transfer order to the United States District Court for the District of New Jersey. The Company does not believe this matter will have a material adverse affect on its financial position or results of operations.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice and certain other governmental agencies are currently conducting inquiries and/ or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions. In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company arising out of such litigation, civil suits and governmental inquiries. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has one class of Common Stock, $0.25 par value per share, which was listed for trading on the American Stock Exchange through December 30, 1996 (ticker symbol "MGL"), and on the New York Stock Exchange, effective December 31, 1996. As of November 30, 1998, there were 9,428 holders of record of the Company's Common Stock. The following table sets forth the high and low sales prices of the Company's Common Stock from October 1, 1996 through the fiscal year ended September 30, 1998 as reported by the American Stock Exchange (through December 30, 1996) and the New York Stock Exchange (since December 31,
1996):

                                                                              COMMON STOCK SALES
                                                                                    PRICES
                                                                             --------------------
                               CALENDAR YEAR                                   HIGH        LOW
                        ---------------------------                          ---------  ---------
1996
    Fourth Quarter.........................................................     22 5/8     17 1/2
1997
    First Quarter..........................................................         26     20 5/8
    Second Quarter.........................................................     29 1/2     24 1/2
    Third Quarter..........................................................     33 3/4    29 9/16
    Fourth Quarter.........................................................     31 3/4    20 9/16
1998
    First Quarter..........................................................         26     18 5/8
    Second Quarter.........................................................    28 7/16         24
    Third Quarter..........................................................         26      9 5/8

    The Company did not declare any cash dividends during fiscal 1997 or 1998. As of November 30, 1998, the Company was prohibited from paying dividends on its Common Stock under the terms of the New Credit Agreement.

    Pursuant to the Green Spring Minority Stockholder Conversion, the Company issued the following number of shares of Common Stock to the following minority stockholders of Green Spring in exchange for their interests in Green Spring:

Blue Cross/Blue Shield of New Jersey                                  889,456
Health Services Corporation                                           163,148
Independence Blue Cross                                               889,456
Regence Blue Shield                                                   889,456

    The sale of such Common Stock to the minority stockholders of Green Spring was made pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(10) of the Securities Act. As a result of the Green Spring Minority Stockholder Conversion, the Company owns 100% of Green Spring.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 1998. The summary of operations and balance sheet data for the five years ended and as of September 30, 1998, presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto. The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                          YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------------------------------
                                                            1994        1995        1996        1997        1998
                                                          ---------  ----------  ----------  ----------  ----------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue.............................................  $ 904,646  $1,151,736  $1,345,279  $1,210,696  $1,512,454
Salaries, cost of care and other operating expenses.....    661,436     863,598   1,064,445     978,513   1,294,481
Bad debt expense........................................     70,623      92,022      81,470      46,211       4,977
Equity in loss of CBHS..................................         --          --          --       8,122      31,878
Depreciation and amortization...........................     28,354      38,087      48,924      44,861      54,885
Amortization of reorganization value in excess of
  amounts allocable to identifiable assets..............     31,200      26,000          --          --          --
Interest, net...........................................     39,394      55,237      48,017      45,377      75,375
ESOP expense............................................     49,197      73,527          --          --          --
Stock option expense (credit)...........................     10,614        (467)        914       4,292      (5,623)
Managed Care integration costs..........................         --          --          --          --      16,962
Loss on Crescent Transactions...........................         --          --          --      59,868          --
Unusual items, net......................................     71,287      57,437      37,271         357         458
Income (loss) before income taxes, minority interest and
  extraordinary items...................................    (57,459)    (53,705)     64,238      23,095      39,061
Provision for (benefit from) income taxes...............    (10,504)    (11,082)     25,695       9,238      20,033
Income (loss) before minority interest and extraordinary
  items.................................................    (46,955)    (42,623)     38,543      13,857      19,028
Minority interest.......................................         48         340       6,160       9,102       5,296
Income (loss) before extraordinary items................    (47,003)    (42,963)     32,383       4,755      13,732

Extraordinary items-losses on early extinguishments or
  discharge of debt.....................................    (12,616)         --          --      (5,253)    (33,015)
Net income (loss).......................................  $ (59,619) $  (42,963) $   32,383  $     (498) $  (19,283)

INCOME (LOSS) PER COMMON SHARE--BASIC:
Income (loss) before extraordinary items................  $   (1.78) $    (1.54) $     1.04  $     0.17  $     0.45
Loss from extraordinary items...........................      (0.48)         --          --       (0.18)      (1.07)
Net Income (loss).......................................  $   (2.26) $    (1.54) $     1.04  $    (0.02) $    (0.63)

INCOME (LOSS) PER COMMON SHARE--DILUTED:
Income (loss) before extraordinary items................  $   (1.78) $    (1.54) $     1.02  $     0.16  $     0.44
Loss from extraordinary items...........................      (0.48)         --          --       (0.18)      (1.06)
Net income (loss).......................................  $   (2.26) $    (1.54) $     1.02  $    (0.02) $    (0.62)

BALANCE SHEET DATA (END OF PERIOD):
Current assets..........................................  $ 324,627  $  305,575  $  338,150  $  507,038  $  399,724
Current liabilities.....................................    215,048     214,162     274,316     219,376     454,766
Property and equipment, net.............................    494,345     488,767     495,390     109,214     177,169
Total assets............................................    961,480     983,558   1,140,137     895,620   1,916,290
Total debt and capital lease obligations................    536,129     541,569     572,058     395,294   1,225,646
Stockholders' equity....................................     56,221      88,560     121,817     158,250     187,635

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company historically derived the majority of its revenue from providing behavioral healthcare services in an inpatient setting prior to the consummation of the Crescent Transactions on June 17, 1997. Payments from third-party payors are the principal source of revenue for most behavioral healthcare providers. In the early 1990's, many third party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. As a result, third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which until the consummation of the Crescent Transactions on June 17, 1997, was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs by the third-party payors.

    Prior to the first quarter of fiscal 1996, the Company was not a provider of behavioral managed healthcare services. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavorial manged healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and the provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its behavioral managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in behavioral managed healthcare. During the first quarter of fiscal 1998, pursuant to the Green Spring Minority Stockholder Conversion, the minority stockholders of Green Spring converted their interests in Green Spring into an aggregate of 2,831,516 shares of Magellan Common Stock.

    Subsequent to the Company's acquisition of Green Spring, the growth of the behavioral managed healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million as of the end of calendar year 1995 to 21.1 million as of the end of calendar year 1997, a compound annual growth rate of over 32%. While growth in the industry was accelerating, the behavioral managed healthcare industry also began to consolidate. The Company concluded that this consolidation presented an opportunity for the Company to increase its participation in the behavioral managed healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion in the behavioral managed healthcare business.

    On June 17, 1997, the Company sold the Psychiatric Hospital Facilities, which comprised substantially all of its domestic acute care psychiatric hospitals and residential treatment facilities, to Crescent for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration. The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy to increase its participation in the managed healthcare industry. The Company used the net cash proceeds of approximately $200 million to finance the acquisitions of HAI and Allied in December 1997.

    The Company further implemented its business strategy through the Merit acquisition. See "Business--Recent Developments--The Merit Acquisition".

RESULTS OF OPERATIONS

    The following tables summarize, for the periods indicated, operating results by business segment (in thousands).

                                BEHAVIORAL      HUMAN       SPECIALTY      HEALTHCARE   HEALTHCARE    CORPORATE
1996                           MANAGED CARE   SERVICES    MANAGED CARE    FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
----------------------------  --------------  ---------  ---------------  ------------  -----------  -----------  -------------
Net revenue.................    $  230,755    $  69,813     $      --      $       --    $1,044,711   $      --    $ 1,345,279
                              --------------  ---------       -------     ------------  -----------  -----------  -------------
Salaries, cost of care and
  other operating expenses..       203,860       59,670            --              --      766,129       34,786      1,064,445
Bad debt expense............         1,306          233            --              --       79,931           --         81,470
Equity in loss of CBHS......            --           --            --              --           --           --             --
                              --------------  ---------       -------     ------------  -----------  -----------  -------------
                                   205,166       59,903            --              --      846,060       34,786      1,415,915
                              --------------  ---------       -------     ------------  -----------  -----------  -------------
  Segment profit
  (loss)(1).................    $   25,589    $   9,910     $      --      $       --    $ 198,651    $ (34,786)   $   199,364
                              --------------  ---------       -------     ------------  -----------  -----------  -------------
                              --------------  ---------       -------     ------------  -----------  -----------  -------------

                            BEHAVIORAL       HUMAN        SPECIALTY      HEALTHCARE    HEALTHCARE    CORPORATE
1997                       MANAGED CARE    SERVICES     MANAGED CARE     FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
------------------------  --------------  -----------  ---------------  -------------  -----------  -----------  -------------
Net revenue.............    $  369,974     $  88,331      $      --       $  22,739     $ 729,652    $      --    $ 1,210,696
                          --------------  -----------       -------     -------------  -----------  -----------  -------------
Salaries, cost of care
  and other operating
  expenses..............       332,877        77,648          2,303           3,653       536,454       25,578        978,513
Bad debt expense........            78           (12)            --              --        46,145           --         46,211
Equity in loss of
  CBHS..................            --            --             --           8,122            --           --          8,122
                          --------------  -----------       -------     -------------  -----------  -----------  -------------
                               332,955        77,636          2,303          11,775       582,599       25,578      1,032,846
                          --------------  -----------       -------     -------------  -----------  -----------  -------------
  Segment profit
  (loss)(1).............    $   37,019     $  10,695      $  (2,303)      $  10,964     $ 147,053    $ (25,578)   $   177,850
                          --------------  -----------       -------     -------------  -----------  -----------  -------------
                          --------------  -----------       -------     -------------  -----------  -----------  -------------

                            BEHAVIORAL      HUMAN      SPECIALTY      HEALTHCARE    HEALTHCARE    CORPORATE
1998                       MANAGED CARE   SERVICES    MANAGED CARE    FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
------------------------  --------------  ---------  --------------  -------------  -----------  -----------  -------------
Net revenue.............    $1,039,038    $ 141,032    $  143,503      $  55,625     $ 133,256    $      --    $ 1,512,454
                          --------------  ---------  --------------  -------------  -----------  -----------  -------------
Salaries, cost of care
  and other operating
  expenses..............       900,478      124,752       140,375          9,071       104,055       15,750      1,294,481
Bad debt expense........         1,368          787            --             --         2,822           --          4,977
Equity in loss of
  CBHS..................            --           --            --         31,878            --           --         31,878
                          --------------  ---------  --------------  -------------  -----------  -----------  -------------
                               901,846      125,539       140,375         40,949       106,877       15,750      1,331,336
                          --------------  ---------  --------------  -------------  -----------  -----------  -------------
  Segment profit
  (loss)(1).............    $  137,192    $  15,493    $    3,128      $  14,676     $  26,379    $ (15,750)   $   181,118
                          --------------  ---------  --------------  -------------  -----------  -----------  -------------
                          --------------  ---------  --------------  -------------  -----------  -----------  -------------

(1) Segment profit is the measure of profitability used by management to assess the operating performance of each business segment. See Note 15, "Business Segment Information", to the Company's audited consolidated financial statements appearing elsewhere herein.

FISCAL 1997 COMPARED TO FISCAL 1998

    BEHAVIORAL MANAGED CARE. Revenue increased 180.8% or $669.0 million, to $1,039.0 million for fiscal 1998 from $370.0 million in fiscal 1997. Salaries, cost of care and other operating expenses increased 170.5%, or $567.6 million, to $900.5 million for fiscal 1998 from $332.9 million in fiscal 1997. The increases resulted primarily from the acquisitions of HAI and Merit in fiscal 1998 and internal growth at Green Spring. The revenues and salaries, cost of care and other operating expenses of HAI and Merit, in the aggregate, were $559.8 million and $480.6 million, respectively, for fiscal 1998. Behavioral managed care revenues and segment profit increased as a result of the award of several new contracts in fiscal 1997 and 1998 and significant improvements in negotiated rates and terms of the TennCare contract in fiscal 1998. Bad debt expense was not significant in fiscal 1997 or 1998.

    HUMAN SERVICES. Revenue increased 59.7%, or $52.7 million, to $141.0 million for fiscal 1998 from $88.3 million in fiscal 1997. Salaries, cost of care and other operating expenses increased 60.7%, or $47.2 million, to $124.8 million in fiscal 1998 from $77.6 million in fiscal 1997. The increases were attributable to the seven Human Services' Acquisitions consummated in fiscal 1998 and internal growth. Placements in Mentor homes increased 19.6% in fiscal 1998 to 3,350 by September 30, 1998. Bad debt expense was not significant in fiscal 1997 or 1998.

    SPECIALTY MANAGED CARE. Revenue was $143.5 million in fiscal 1998 compared to $0 in fiscal 1997. Salaries, cost of care and other operating expenses were $140.4 million in fiscal 1998 compared to $2.3 million in fiscal 1997. The increase in revenues and salaries, cost of care and other operating expenses were primarily related to the Allied acquisition. Allied's revenues and salaries, cost of care and other operating expenses were $142.3 million and $135.4 million, respectively, for fiscal 1998. Fiscal 1997 salaries, cost of care and other operating expenses represent start-up costs for CMR, the Company's initial involvement in the specialty managed care business.

    HEALTHCARE FRANCHISING. Revenue increased 144.6%, or $32.9 million, to $55.6 million in fiscal 1998 from $22.7 million in fiscal 1997. Salaries and other operating expenses increased 148.3%, or $5.4 million, to $9.1 million in fiscal 1998 from $3.7 million in fiscal 1997. Equity in loss of CBHS increased $23.8 million to $31.9 million in fiscal 1998. The increases resulted primarily from the effect of the consummation of the Crescent Transactions on June 17, 1997, resulting in only 106 days of franchise operations and CBHS operations in fiscal 1997, offset by declining operating performance at CBHS during the comparable period in fiscal 1998. See "--Impact of Crescent Transactions on Results of Operations." Also, see Note 4, "Investment in CBHS," to the Company's audited consolidated financial statements set forth elsewhere herein.

    HEALTHCARE PROVIDER. Revenue decreased 81.7%, or $596.4 million, to $133.3 million in fiscal 1998 from $729.7 million in fiscal 1997. Salaries, cost of care and other operating expenses decreased 80.6%, or $432.4 million, to $104.1 million in fiscal 1998 from $536.5 million in fiscal 1997. Bad debt expense decreased $43.3 million to $2.8 million in fiscal 1998 from $46.1 million in fiscal 1997. The decreases resulted primarily from the effect of the consummation of the Crescent Transactions on June 17, 1997, following which revenue, salaries and other operating expenses and bad debt expense from the Psychiatric Hospital Facilities and other facilities transferred to CBHS were no longer reflected in the Company's financial statements. During fiscal 1997 and 1998, the Company recorded revenue of $27.4 million and $7.0 million, respectively, for settlements and adjustments related to reimbursement issues ("Cost Report Settlements") with respect to psychiatric hospitals owned or formerly owned by the Company. During fiscal 1997 and 1998, the Company recorded reductions of expenses of $7.5 million and $4.1 million, respectively, as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods. The fourth quarter of fiscal 1997 included increases to income before income taxes and minority interest of approximately $6.4 million for revenue and bad debt adjustments related to accounts receivable retained by the Company that were generated by the hospitals operated by CBHS. Such adjustments reflected a change in estimates of contractual allowances and allowance for doubtful accounts of such receivables based on the collection activity subsequent to the completion of the Crescent Transactions.

    CORPORATE OVERHEAD. Salaries and other operating expenses attributable to the Company's corporate headquarters' decreased 38.4%, or $9.8 million, due primarily to the transfer of personnel and overhead to CBHS and the healthcare franchising segment as a result of the Crescent Transactions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 22.3%, or $10.0 million, to $54.9 million in fiscal 1998 from $44.9 million fiscal 1997. The increase was primarily attributable to increases in depreciation and amortization resulting from the HAI, Allied and Merit acquisitions of $26.8 million, in the aggregate, during 1998, offset by the effect of the consummation of the Crescent Transactions, whereby the Psychiatric Hospital Facilities were sold to Crescent.

    INTEREST, NET. Interest expense, net, increased 66.1% or $30.0 million to $75.4 million in fiscal 1998 from $45.4 million in fiscal 1997. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions offset by lower interest expense due to lower average borrowings and higher interest income due to temporary investments of the cash received in the Crescent Transactions through December 5, 1997.

    OTHER ITEMS. Stock option expense for fiscal 1998 decreased $9.9 million compared to fiscal 1997 primarily due to fluctuations in the market price of the Company's common stock.

    The Company recorded Managed Care integration costs of $17.0 million for fiscal 1998. See Note 11, "Managed Care Integration Plan and Costs," to the Company's audited consolidated financial statements set forth elsewhere herein.

    The Company recorded unusual items, net, of $0.4 million, during fiscal 1997, which consisted of a $5.4 million pre-tax gain on the sale of previously closed psychiatric hospitals offset by a $4.2 million charge for the closure of three psychiatric hospitals and one general hospital and a $1.6 million charge related to the termination of an agreement to sell the Company's European Hospitals. The Company recorded unusual items, net, of $0.5 million, during fiscal 1998, for a $3.5 million charge related to the termination of an agreement to sell CBHS offset by the net gain on the sale of hospitals of $3.0 million that were previously closed.

    The Company's effective income tax rate increased to 51.3% for fiscal 1998 compared to 40% in fiscal 1997. The increase was primarily attributable to non-deductible goodwill amortization of approximately $11.0 million resulting from the Merit acquisition in fiscal 1998.

    Minority interest decreased $3.8 million during fiscal 1998, compared to fiscal 1997. The decrease was primarily attributable to the Green Spring Minority Stockholder Conversion in January 1998 offset by Green Spring's net income growth in fiscal 1998 through January 1998.

    The Company recorded extraordinary losses on early extinguishment of debt, net of tax, of $5.3 million and $33.0 million during fiscal 1997 and 1998, respectively, related primarily to the termination of its then existing credit agreements in fiscal 1997 and 1998 and the extinguishment of the Magellan Outstanding Notes in fiscal 1998. See Note 7, "Long-Term Debt, Capital Lease Obligations and Operating Leases," to the Company's audited consolidated financial statements set forth elsewhere herein.

FISCAL 1996 COMPARED TO FISCAL 1997.

    BEHAVIORAL MANAGED CARE. Revenue increased 60.3%, or $139.2 million, to $370.0 million in fiscal 1997 from $230.8 million in fiscal 1996. Salaries, cost of care and other operating expenses increased 63.3%, or $129.0 million, to $332.9 million in fiscal 1997 from $203.9 million in fiscal 1996. The increases resulted primarily from the inclusion of a full year of Green Spring operations in fiscal 1997 results and internal growth. Revenue and segment profit increased as a result of the award of several new contracts in the fourth quarter of fiscal 1996 and fiscal 1997, resulting in a 22% increase in covered lives to
16.6 million by September 30, 1997. Bad debt expense was not significant in fiscal 1996 or 1997.

    HUMAN SERVICES. Revenue increased 26.5%, or $18.5 million, to $88.3 million in fiscal 1997 from $69.8 million in fiscal 1996. Salaries, cost of care and other operating expenses increased 30.1%, or $17.9 million, to $77.6 million in fiscal 1997 from $59.7 million in fiscal 1996. The increases were primarily attributable to internal growth. Placements in Mentor homes increased 23% to 2,800 by September 30, 1997, while operating costs reflected program start-up costs and overhead investments necessary to maintain internal growth. Bad debt expense was not significant in fiscal 1996 or 1997.

    SPECIALTY MANAGED CARE. Fiscal 1997 salaries, cost of care and other operating expenses represent start-up costs for CMR, the Company's initial involvement in the specialty managed care business.

    HEALTHCARE FRANCHISING. Revenue was $22.7 million for fiscal 1997. Salaries and other operating expenses were $3.7 million in fiscal 1997. Equity in loss of CBHS was $8.1 million in fiscal 1997. Operations for fiscal 1997 began with the consummation of the Crescent Transactions.

    HEALTHCARE PROVIDER. Revenue decreased 30.2%, or $315.1 million, to $729.7 million in fiscal 1997 from $1,044.7 million in fiscal 1996. Salaries, and other operating expenses decreased 30.0%, or $229.7 million, to $536.5 million in fiscal 1997 from $766.1 million in fiscal 1996. Bad debt expense decreased 42.3%, or $33.9 million, to $46.1 million in fiscal 1997 from $80.0 million in fiscal 1996. The decrease resulted primarily from: (i) the effect of the consummation of the Crescent Transactions on June 17, 1997, following which revenue, salaries and other operating expenses and bad debt expense from the Psychiatric Hospital Facilities and other facilities transferred to CBHS was no longer recorded as part of the Company's revenue; (ii) the closure of hospitals in fiscal 1996 and 1997; and (iii) reduced equivalent patient days at the Company's operating hospitals as a result of reduced average length of stay. During fiscal 1996 and 1997, the Company recorded revenue of $28.3 million and $27.4 million, respectively, for Cost Report Settlements with respect to Psychiatric Hospital Facilities owned or formerly owned by the Company. The Cost Report Settlements related primarily to certain reimbursement issues associated with the Company's financial reorganization in fiscal 1992 and the early extinguishment of long-term debt in fiscal 1994. During fiscal 1996 and 1997, the Company recorded reductions of expenses of approximately $15.3 million and $7.5 million, respectively, as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience.

    CORPORATE OVERHEAD. Salaries and other operating expenses attributable to the Company's headquarters decreased 26.5%, or $9.2 million, due primarily to the transfer of personnel and overhead to CBHS and the healthcare franchising business as a result of the Crescent Transactions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 8.3%, or $4.1 million to $44.9 million in fiscal 1997 from $48.9 million in fiscal 1996. The decrease was primarily attributable to the effect of the consummation of the Crescent Transactions, whereby the Psychiatric Hospital Facilities were sold to Crescent, offset by increases in depreciation and amortization resulting from the Green Spring acquisition.

    INTEREST, NET. Interest, net, decreased 5.5%, or $2.6 million to $45.4 million in fiscal 1997 from $48.0 million in fiscal 1996. The decrease was primarily the result of lower interest expense due to lower average borrowings and higher interest income due to temporary investments of the cash received in the Crescent Transactions. Fiscal 1996 included approximately $5.0 million of interest income related to income tax refunds from the State of California for the Company's income tax returns for fiscal 1982 through 1989.

    OTHER ITEMS. Stock option expense for fiscal 1997 increased $3.4 million from fiscal 1996 primarily due to fluctuations in the market price of the Company's Common Stock.

    The Company recorded a loss on the Crescent Transactions of approximately $59.9 million during fiscal 1997. See Note 3, "Crescent Transactions," to the Company's audited consolidated financial statements set forth herein.

    During fiscal 1996, the Company recorded unusual items of $37.3 million. Included in the unusual charges was the resolution of a billing dispute in August 1996 between the Company and a group of insurance carriers that arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payor matters and associated legal fees, the Company recorded a charge of approximately $30.0 million. The Company is paying the insurance settlement in twelve installments over a three-year period. The Company's remaining obligation to make the settlement payments in fiscal 1999 is supported by a cash collateralized letter of credit. Other unusual items included: (i) charges of approximately $4.1 million during fiscal 1996 related to the closure of psychiatric hospitals; (ii) a charge of approximately $1.2 million related to impairment losses; and (iii) charges of approximately $2.0 million related to severance costs for personnel reductions.

    Minority interest increased $2.9 million during fiscal 1997 compared to fiscal 1996. The increase was primarily due to: (i) the Company acquiring a controlling interest in Green Spring in December 1995; (ii) Green Spring's internal growth subsequent to the acquisition date; and (iii) increased net income from hospital-based joint ventures.

    IMPACT OF CRESCENT TRANSACTIONS ON RESULTS OF OPERATIONS.

    The Company owns a 50% equity interest in CBHS, from which it receives the Franchise Fees. The Franchise Fees potentially represent a significant portion of the Company's earnings and cash flows.

    Based on operational projections prepared by CBHS management for the fiscal year ended September 30,1999, and based on CBHS's results of operations through September 30,1998, the Company believes that CBHS will be unable to pay the full amount of the Franchise Fees it is contractually obligated to pay the Company during fiscal 1999. CBHS paid $40.6 million of Franchise Fees to the Company during fiscal 1998. The Company estimates that CBHS will be able to pay $0 to $15.0 million of Franchise Fees in fiscal 1999. The Company expects to reflect Franchise Fee revenue in its statements of operations for future periods which is lower in amount than that specified in the Master Franchise Agreement if CBHS does not generate sufficient cash flows to allow for payment of future Franchise Fees. Based on the amount of unpaid Franchise Fees ($38 million as of September 30, 1998) the Company exercised the limited management rights available to it under the Master Franchise Agreement and, with CBHS's board support, assisted in making operational and management changes at CBHS aimed at improving profitability and cash flows. The Company has since restored all management rights to the CBHS board. See "Business--Charter Advantage"

IMPACT OF THE MERIT ACQUISITION ON RESULTS OF OPERATIONS.

    As of September 30, 1998, the Company had approximately 61.6 million covered lives under behavioral managed healthcare contracts. The Company believes it has the number one market position in each of the major product markets in which it competes, according to enrollment data reported in OPEN MINDS. The Company believes that the Merit acquisition creates opportunities for the Company to achieve significant cost savings in its behavioral managed healthcare business. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of cost savings in its behavioral managed healthcare business on an annual basis by September 30, 1999. Such cost savings are measured relative to the combined operating expenses of Green Spring, HAI and Merit prior to the Merit acquisition. The Company spent approximately $13.0 million during fiscal 1998 and expects to spend $10.0 million to $15.0 million during fiscal 1999 in connection with achieving such cost savings.

    The Company expects to record additional managed care integration costs during future periods to the extent the integration of Green Spring, HAI and Merit results in additional facility closures at HAI and Green Spring and for integration costs incurred that benefit future periods. The full implementation of the integration plan is expected to be completed by fiscal 2000.

BEHAVIORAL MANAGED HEALTHCARE RESULTS OF OPERATIONS.

    The Company's behavioral managed healthcare segment results of operations are subject to significant fluctuations on a quarterly basis. These potential earnings fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) retroactive contractual adjustments under commercial contracts and CHAMPUS contracts ("CHAMPUS Adjustments"); (iv) retrospective membership adjustments and (v) timing of implementation of new contracts and enrollment changes.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was $101.9 million, $73.6 million and $(4.2) million for fiscal 1996, 1997 and 1998 respectively. The decrease in cash provided by operating activities in fiscal 1998 compared to fiscal 1997 was primarily the result of: (i) higher interest payments ($54.4 million and $95.2 million in fiscal 1997 and 1998, respectively,) as a result of the Merit acquisition; (ii) reduced cash flows from the provider business, net of Franchise Fees received and (iii) the funding of liabilities related to the Merit acquisition. The decrease in net cash provided by operating activities in fiscal 1997 compared to fiscal 1996 was primarily the result of: (i) higher income tax payments ($9.3 million and $18.4 million in fiscal 1996 and fiscal 1997, respectively; (ii) $5.0 million of interest income related to income tax refunds from the State of California in fiscal 1996; (iii) higher insurance settlement payments ($24.6 million in fiscal 1996 and $28.5 million in fiscal 1997); and (iv) reduced cash flows from the provider business, net of franchise fees received.

    INVESTING ACTIVITIES. The Company acquired a 61% ownership interest in Green Spring during the first quarter of fiscal 1996. The consideration paid for Green Spring and related acquisition costs resulted in the use of cash of approximately $87.2 million compared to approximately $50.9 million for acquisitions and investments in businesses, including CBHS, during fiscal 1997.

    The Crescent Transactions resulted in net proceeds of $374.2 million, during fiscal 1997 and 1998, consisting of $393.7 million related to the sale of property and equipment to Crescent and CBHS less $19.5 million in costs and construction obligations.

    The Company made $20.0 million of cash capital contributions to CBHS during fiscal 1997. The Company is not obligated to make any additional capital contributions or advances to CBHS.

    The Company utilized $1.0 billion in funds, net of cash acquired, for acquisitions and investments in businesses, including the Allied, HAI, Merit and Human Services Acquisitions during fiscal 1998.

    FINANCING ACTIVITIES. The Company borrowed approximately $104.8 million, $203.6 million and $1.2 billion during fiscal 1996, 1997 and 1998, respectively. The fiscal 1996 borrowings primarily funded the Green Spring acquisition and $35.0 million of treasury stock purchases. The fiscal 1997 borrowings primarily funded the repayment of variable rate secured notes and other long-term debt (including the refinancing of a previous revolving credit agreement), acquisitions and working capital needs. The fiscal 1998 borrowings primarily funded the Merit acquisition and related long-term debt refinancing.

    The Company repaid approximately $85.8 million, $390.3 million and $438.6 million of debt and capital lease obligations during fiscal 1996, 1997 and 1998, respectively. The fiscal 1997 repayments related primarily to a previous revolving credit agreement and repaying other indebtedness as a result of the Crescent Transactions. The fiscal 1998 repayments related primarily to the extinguishment of the Magellan Outstanding Notes as part of the Merit acquisition.

    On January 25, 1996, the Company sold 4.0 million shares of Common Stock along with the Rainwater-Magellan Warrant pursuant to a private placement. The Rainwater-Magellan Warrant, which expires in January, 2000, entitles the holders to purchase 2.0 million shares of Common Stock at a per share price of $26.15, subject to adjustment for certain dilutive events, and provides registration rights for the shares of Common Stock underlying the warrant. The warrant became exercisable on January 25, 1997. The Company received proceeds of approximately $68.6 million, net of issuance costs, from the Private Placement. Approximately $68.0 million of the proceeds were used to repay outstanding borrowings related to the Green Spring acquisition.

    The Company issued approximately 2.6 million warrants to Crescent and COI for $25.0 million in cash as part of the Crescent Transactions during fiscal 1997.

    On September 27, 1996, the Company repurchased approximately 4.0 million shares of Common Stock for approximately $73.5 million, including transaction costs, pursuant to a "Dutch Auction" self-tender offer to its stockholders. On November 1, 1996, the Company announced that its board of directors had approved the repurchase of an additional 3.0 million shares of Common Stock from time to time subject to the terms of the Company's then current credit agreements. During fiscal 1998, the Company repurchased approximately 0.7 million shares of its Common Stock for approximately $14.4 million.

    As of September 30, 1998, the Company had approximately $92.5 million of availability under the Revolving Facility of the New Credit Agreement, excluding approximately $17.5 million of availability reserved for certain letters of credit. The Company was in compliance with all debt covenants as of September 30, 1998.

OUTLOOK-LIQUIDITY AND CAPITAL RESOURCES

    The interest payments on the Notes and interest and principal payments on indebtedness outstanding pursuant to the New Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the New Credit Agreement will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the New Credit Agreement include $550 million under the Term Loan Facility and up to $150 million under the Revolving Facility. Commencing in the second quarter of fiscal 1999, the Company will be required to make principal payments with respect to the Term Loan Facility. The Company will be required to repay the principal amount of borrowings outstanding under the Term Loan Facility provided for in the New Credit Agreement and the principal amount of the Notes in the years and amounts set forth in the following table:

 FISCAL YEAR   PRINCIPAL AMOUNT
-------------  -----------------
       1999        $    19.8
       2000             32.4
       2001             38.9
       2002             49.4
       2003             92.0
       2004            156.5
       2005            131.8
       2006             29.2
       2007               --
       2008            625.0

    In addition, any amounts outstanding under the Revolving Credit Facility of the New Credit Agreement mature in February 2004.

    The Company has finalized its plans for the integration of the businesses of Green Spring, HAI and Merit. The Company expects to achieve approximately $60.0 million of cost savings on an annual basis by September 30, 1999. Such cost savings are measured relative to the combined operating expenses of Green Spring, HAI and Merit prior to the Merit acquisition. The Company spent approximately $13.0 million during fiscal 1998 in connection with achieving such cost savings, including expenses related to reducing duplicative personnel in its managed care organizations, contractual terminations for eliminating excess real estate (primarily locations under operating leases) and other related costs. The Company expects to spend another $10.0 million to $15.0 million in fiscal 1999 related to achieving such cost savings.

    POTENTIAL PURCHASE PRICE ADJUSTMENTS. During December 1997, the Company purchased HAI and Allied for approximately $122.1 million and $70.0 million, respectively, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to the former owners of HAI and Allied. With respect to HAI, the Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five-year period subsequent to closing. The Company is obligated to make contingent payments under two separate calculations as follows: In respect of each Contract Year (as defined), the Company may be required to pay to Aetna the "Tranche 1 Payments" (as defined) and the "Tranche 2 Payments" (as defined). "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

    Upon the expiration of each Contract Year, the Tranche 1 Payment shall vest with respect to such Contract Year in an amount equal to the product of (i) the Tranche 1 Cumulative Incremental Members (as defined) for such Contract Year and
(ii) the Tranche 1 Multiplier (as defined) for such Contract Year. The vested amount of Tranche 1 Payment shall be zero with respect to any Contract Year in which the Tranche 1 Cumulative Incremental Members is a negative number. Furthermore, in the event that the number of Tranche 1 Cumulative Incremental Members with respect to any Contract Year is a negative number due to a decrease in the number of Trance 1 Cumulative Incremental Members for such Contract Year (as compared to the immediately preceding Contract Year), Aetna will forfeit the right to receive a certain portion (which may be none or all) of the vested and unpaid amounts of the Tranche 1 Payment relating to preceding Contract Years.

    "Tranche 1 Cumulative Incremental Members" means, with respect to any Contract Year, (i) the number of Equivalent Members (as defined) serviced by the Company during such Contract Year for Tranche 1 Members, minus (ii) (A) for each Contract Year other than the initial Contract Year, the number of Equivalent Members serviced by the Company for Tranche 1 Members during the immediately preceding Contract Year or (B) for the initial Contract Year, the number of Tranche 1 Members as of September 30, 1997, subject to certain upward adjustments. There were 3,761,253 Tranche 1 Members for the initial Contract Year, prior to such upward adjustments. "Tranche 1 Members" are members of managed behavioral healthcare plans for whom the Company provides services in any of specified categories of products or services. "Equivalent Members" for any Contract Year equals the aggregate Member Months for which the Company provides services to a designated category or categories of members during the applicable Contract Year divided by 12. "Member Months" means, for each member, the number of months for which the Company provides services and is compensated. The "Tranche 1 Multiplier" is $80, $50, $40, $25, and $20 for the Contract Years 1998,1999, 2000, 2001, and 2002, respectively.

    For each Contract Year, the Company is obligated to pay to Aetna the lesser of (i) the vested portion of the Tranche 1 Payment for such Contract Year and the vested and unpaid amount relating to prior Contract Years as of the end of the immediately preceding Contract Year and (ii) $25.0 million. To the extent that the vested and unpaid portion of the Tranche 1 Payment exceeds $25.0 million, the Tranche 1

Payment remitted to Aetna shall be deemed to have been paid first from any vested but unpaid amounts from previous Contract Years in order from the earliest Contract Year for which vested amounts remain unpaid to the most recent Contract Year at the time of such calculation. Except with respect to the Contract Year ending in 2002, any vested but unpaid portion of the Tranche 1 Payment shall be available for payment to Aetna in future Contract Years, subject to certain exceptions. All vested but unpaid amounts of Tranche 1 Payments shall expire following the payment of the Tranche 1 Payment in respect to the Contract Year ending in 2002, subject to certain exceptions. In no event shall the aggregate Tranche 1 Payments to Aetna exceed $125.0 million.

    Upon the expiration of each Contract Year, the Tranche 2 payment shall be an amount equal to the lesser of: (a) (i) the product of (A) the Tranche 2 Cumulative Members (as defined) for such Contract Year and (B) the Tranche 2 Multiplier (as defined) applicable to such number of Tranche 2 Cumulative Members, minus (ii) the aggregate of the Tranche 2 Payments paid to Aetna for all previous Contract Years and (b) $35.0 million. The amount shall be zero with respect to any Contract Year in which the Tranche 2 Cumulative Members is a negative number.

    "Tranche 2 Cumulative Members" means, with respect to any Contract Year, (i) the Equivalent Members serviced by the Company during such Contract Year for Tranche 2 Members, minus (ii) the Tranche 2 Members as of September 30, 1997, subject to certain upward adjustments. There were 936,391 Tranche 2 Members prior to such upward adjustments. "Tranche 2 Members" means Members for whom the Company provides products or services in the HMO category. The "Tranche 2 Multiplier" with respect to each Contract Year is $65 in the event that the Tranche 2 Cumulative Members are less than 2,100,000 and $70 if more than or equal to 2,100,000.

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

    The purchase price the Company originally paid for Allied was subject to increase or decrease based on the operating performance of Allied during the three years following the closing. The Company was required to pay up to $40.0 million during the three years following the closing of the Allied acquisition based on Allied's performance relative to certain earnings targets.

    On November 25, 1998, the Company and the former owners of Allied amended the Allied purchase Agreement (the "Allied Amendment"). The Allied Amendment resulted in the following changes to the original terms of the Allied purchase agreement:

    - Approximately $18.9 million of the original $20.0 million placed in escrow by the Company at the consummation of the Allied acquisition, plus accrued interest, was repaid to the Company.

    - The Company paid certain of the former owners of Allied approximately $4.0 million in settlement of a portion of their potential future contingent consideration.

    - The Company's maximum remaining contingent consideration payable to the former owners of Allied is approximately $6.1 million, less the approximate $1.1 million that remains in escrow. The future contingent payments, if any, will be based upon the operating performance of Allied for fiscal 1999 through fiscal 2001.

    In connection with Merit's acquisition of CMG, the Company, by acquiring Merit, may be required to make certain future contingent payments in fiscal 1999 to the former shareholders of CMG based upon the performance of three CMG customer contracts. No contingent consideration will be payable to the former shareholders of CMG based on the performance of two of the three CMG customer contracts at September 30, 1998. The Company may still be required to pay contingent consideration to the former shareholders of CMG depending on the financial performance of Choice Behavioral Health Partnership ("CHOICE"). CHOICE is a joint venture with Value Options, Inc. that services a contract with CHAMPUS. The Company and Value Options, Inc. each own 50% of CHOICE. The payment of contingent consideration to the former shareholders of CMG depends on the financial performance of CHOICE from October 1, 1996 to June 30, 1997, which is subject to a CHAMPUS Adjustment the Company expects to receive in fiscal 1999. Such contingent payments are subject to an aggregate maximum of $23.5 million.

    The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At September 30, 1998, the Company had approximately $92.5 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $50.0 million for capital expenditures in fiscal 1999. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the New Credit Agreement, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, with respect to HAI, Allied and CMG and other investing and financing activities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the New Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    The New Credit Agreement imposes restrictions on the Company's ability to make capital expenditures and both the New Credit Agreement and the Indenture governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities. The covenants contained in the New Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the Indenture), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock and make acquisitions. See "Business-Cautionary Statements-Substantial Leverage and Debt Service Obligations."

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

    The Company must adopt SOP 98-1 no later than October 1, 1999. Each of the Company's operating units maintains its own information systems, which include internal-use software as defined by SOP 98-1. The care management and claims processing systems used in the Company's managed care segments are the Company's most significant internal-use software applications. The Company adopted SOP 98-1, effective October 1, 1997. The Company's adoption of SOP 98-1 had no impact on its financial position or results of operations.

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. Start-up costs, as defined by SOP 98-5, include pre-operating costs, pre-opening costs and organization costs.

    SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs remaining on the balance sheet when SOP 98-5 is adopted. Prior year financial statements cannot be restated. The Company will adopt SOP 98-5 effective October 1, 1998. The Company's adoption of SOP 98-5 will have no impact on its financial position or results of operations.

    Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but a Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16") supplements the guidance contained in AICPA Accounting Research Bulletin 51, "Consolidated Financial Statements", and in Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("ARB 51/FAS 94"), about the conditions under which the Company's consolidated financial statements should include the financial position, results of operations and cash flows of subsidiaries which are less than wholly-owned along with those of the Company and its subsidiaries.

    In general, ARB 51/FAS 94 requires consolidation of all majority-owned subsidiaries except those for which control is temporary or does not rest with the majority owner. Under the ARB 51/FAS 94 approach, instances of control not resting with the majority owner were generally regarded to arise from such events as the legal reorganization or bankruptcy of the majority-owned subsidiary. EITF 96-16 expands the definition of instances in which control does not rest with the majority owner to include those where significant approval or veto rights, other than those which are merely protective of the minority shareholder's interest, are held by the minority shareholder or shareholders ("Substantive

Participating Rights"). Substantive Participating Rights include, but are not limited to: i) selecting, terminating and setting the compensation of management responsible for implementing the majority-owned subsidiary's policies and procedures and ii) establishing operating and capital decisions of the majority-owned subsidiary, including budgets, in the ordinary course of business.

    The provisions of EITF 96-16 apply to new investment agreements made after July 24, 1997, and to existing agreements which are modified after such date. The Company has made no new investments, and has modified no existing investments, to which the provisions of EITF 96-16 would have applied.

    In addition, the transition provisions of EITF 96-16 must be applied to majority-owned subsidiaries previously consolidated under ARB 51/FAS 94 for which the underlying agreements have not been modified in financial statements issued for years ending after December 15, 1998 (fiscal 1999 for the Company). The adoption of the transition provisions of EITF 96-16 on October 1, 1998 will have the following effect on the Company's consolidated financial position:

                                                                                             OCTOBER 1,
                                                                                                1998
                                                                                             -----------
Increase (decrease) in:
  Cash and cash equivalents................................................................   $ (21,092)
  Other current assets.....................................................................      (9,538)
  Long-term assets.........................................................................     (30,049)
  Investment in unconsolidated subsidiaries................................................      26,498
                                                                                             -----------
    Total Assets...........................................................................   $ (34,181)
                                                                                             -----------
                                                                                             -----------
  Current liabilities......................................................................   $ (10,381)
  Minority interest........................................................................     (23,800)
                                                                                             -----------
    Total Liablities.......................................................................   $ (34,181)
                                                                                             -----------
                                                                                             -----------

POTENTIAL IMPACT OF YEAR 2000 COMPUTER ISSUES

    The year 2000 computer problem is the inability of computer systems, which store dates by using the last two digits of the year (i.e. "98" for "'1998"), to reliably recognize that dates after December 31, 1999 are later than, and not before, 1999. For instance, the date January 1, 2000, may be mistakenly interpreted as January 1, 1900, in calculations involving dates on systems which are non-year 2000 compliant.

    The Company relies on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems are potentially vulnerable to year 2000 problems due to their use of date information.

    The Company also has business relationships with customers and health care providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.

    STATE OF READINESS

    The Company's IT systems are largely decentralized, with each major operating unit having its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems.

    The Company's principal means of ensuring year 2000 compliance for purchased software has been the replacement of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 compliant from inception or is in the process of being modified to be compliant. Approximately 70% of the Company's mid-range IT hardware has been certified as year 2000 compliant, with the remainder scheduled to be certified by the end of the second quarter of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999.

    Additionally, the Company is in the process of integrating recently acquired businesses and their associated IT systems. A primary focus of the integration is on standardization of systems where possible, including ensuring the year 2000 compliance of the surviving systems.

    Each of the Company's major operating units has a Chief Information Officer who is responsible for ensuring that all year 2000 issues are addressed and mitigated before any computational problems related to dates after December 31, 1999, occur.

    The Company's plan for IT systems consists of several phases, primarily:

     (i) Inventory--identifying all IT systems and the magnitude of year 2000 compliance risk of each according to its potential business impact;

    (ii) Date assessment--identifying IT systems that use date functions and assessing them for year 2000 functionality;

    (iii) Remediation--reprogramming, or replacing where necessary, inventoried items to ensure they are year 2000 ready; and

    (iv) Testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company has substantially completed the inventory and assessment phases for substantially all of its IT systems. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation of substantially all of its critical IT systems by the end of the second quarter of fiscal 1999, the remediation of its other IT systems by the end of the third quarter of fiscal 1999 and the testing and certification of all of its IT systems by the end of fiscal 1999.

    The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and is currently working with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems.

    The Company believes that its year 2000 projects generally are on schedule.

    EXTERNAL RELATIONSHIPS

    The Company also faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company has completed its inventory of External Relationships and risk rated each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its External Relationships will be year 2000 ready.

    YEAR 2000 COSTS

    Total costs incurred solely for remediation of potential year 2000 problems are currently estimated to be approximately $1.0 million in fiscal 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. Year 2000 costs incurred were $1.0 million in fiscal 1998 and were not material in fiscal 1997. The Company expenses these costs as incurred and funds these costs through operating cash flows. In addition, the Company estimates that it will accelerate approximately $5.0 million of capital expenditures that would have been budgeted for future periods into fiscal 1999 to ensure year 2000 compliance for outdated systems.

    Year 2000 compliance is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address year 2000 issues. Due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements to become year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

    RISKS AND CONTINGENCY/RECOVERY PLANNING

    If the Company's year 2000 issues were unresolved, the most reasonably likely worst case scenario would include, among other possibilities, the inability to accurately and timely authorize and process benefits and claims, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, business interruptions or shutdowns, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company is attempting to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

    The Company has developed contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has substantially completed the development of manual work alternatives to automated processes which will both ensure business continuity and provide a ready source of input to affected systems when they are returned to an operational status. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 compliant by their manufacturers (primarily personal computers and productivity software) will remain unaffected by the year 2000 problem.

    See "Business-Cautionary Statements--The Company".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the Company's executive officers is contained under "Item 1. Business--Executive Officers of the Registrant." Pursuant to General Instruction G(3) to Form 10-K, the information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT:

1. FINANCIAL STATEMENTS

    Information with respect to this item is contained on Pages F-1 to F-66 of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

    Information with respect to this item is contained on page S-1 to S-2 of this Annual Report on Form 10-K.

3. EXHIBITS

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
        2(a)  Stock Purchase Agreement, dated November 14, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.
              Health Care Service Corporation, Independence Blue Cross, Medical Service Association of Pennsylvania,
              Pierce County Medical Bureau, Inc., Veritus, Inc., Green Spring Health Services, Inc. and the Company,
              which was filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the Quarterly period ended December 31, 1995, and is incorporated herein by reference.
        2(b)  GPA Stock Exchange Agreement, dated November 14, 1995, between Green Spring Health Services, Inc. and the Company, which was filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the
              Quarterly period ended December 31, 1995, and is incorporated herein by reference.
        2(c)  Real Estate Purchase and Sale Agreement, dated January 29, 1997, between the Company and Crescent Real
              Estate Equities Limited Partnership, which was filed as Exhibit 2(a) to the Company's current report on
              Form 8-K filed on April 23, 1997, and is incorporated herein by reference.
        2(d)  Amendment No. 1, dated February 28, 1997, to the Real Estate Purchase and Sale Agreement, dated January
              29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as
              Exhibit 2(b) to the Company's current report on Form 8-K filed on April 23, 1997, and is incorporated herein by reference.
        2(e)  Amendment No. 2, dated May 29, 1997, to the Real Estate Purchase and Sale Agreement, dated January 29,
              1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as
              Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
        2(f)  Contribution Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 2(d) to the Company's current report on Form 8-K which was filed on June 30, 1997, and is incorporated herein by reference.
        2(g)  Stock Purchase Agreement, dated August 5, 1997, between the Company and Aetna Insurance Company of
              Connecticut, which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(h)  Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and
              Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(i)  Amendment to Stock Purchase Agreement, dated December 4, 1997, between the Company and Aetna Insurance
              Company of Connecticut, which was filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(j)  First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S.
              Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the
              Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(k)  Asset Purchase Agreement, dated October 16, 1997, among the Company; Allied Health Group, Inc.; Gut
              Management, Inc.; Sky Management Co,; Florida Specialty Network, LTD; Surgical Associates of South
              Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D., which was filed as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 1997, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
        2(l)  First Amendment to Asset Purchase Agreement, dated December 5, 1997, among the Company; Allied Health
              Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical
              Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence
              Schimmel, M.D., which was filed as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1997, and is incorporated herein by reference.
        2(m)  Second Amendment to Asset Purchase Agreement, dated November 18, 1998, among the Company; Allied Health
              Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical
              Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence
              Schimmel, M.D.
        2(n)  Agreement and Plan of Merger, dated October 24, 1997, among the Company, Merit Behavioral Care
              Corporation and MBC Merger Corporation which was filed as Exhibit 2(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
        3(a)  Restated Certificate of Incorporation of the Company, as filed in Delaware on October 16, 1992, which was filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30,
              1992, and is incorporated herein by reference.
        3(b)  Bylaws of the Company.
        3(c)  Certificate of Ownership and Merger merging Magellan Health Services, Inc. (a Delaware corporation) into
              Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended September 30,
              1995, and is incorporated herein by reference.
        4(a)  Stockholders' Agreement, dated December 13, 1995, among Green Spring Health Services, Inc., Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue Cross, Pierce
              County Medical Bureau, Inc. and the Company, which was filed as Exhibit 4(d) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended December 31, 1995, and is incorporated herein by reference.
        4(b)  First Amendment to Stockholders' Agreement, dated February 28, 1997, among Green Spring Health Services,
              Inc, Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue
              Cross, Pierce County Medical Bureau, Inc. and the Company, which was filed as Exhibit 4(af) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1997, and is incorporated herein by reference.
        4(c)  Exchange Agreement, dated December 13, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.,
              Health Care Service Corporation, Independence Blue Cross, Pierce County Medical Bureau, Inc. and the
              Company, which was filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.
        4(d)  Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E.
              Rainwater, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.
        4(e)  Amendment No. 1 to Stock and Warrant Purchase Agreement, dated January 25, 1996, between the Company and
              Rainwater-Magellan Holdings, L.P., which was filed as Exhibit 4.7 to the Company's Registration
              Statement on Form S-3 dated February 26, 1996, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
        4(f)  Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate
              Equities Limited Partnership which was filed as Exhibit 4(a) to the Company's current report on Form
              8-K, which was filed on April 23, 1997, and is incorporated herein by reference.
        4(g)  Amendment No. 1, dated June 17, 1997, to the Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 4(b) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
        4(h)  Indenture, dated as of February 12, 1998, between the Company and Marine Midland Bank, as trustee, relating to the 9% Senior Subordinated Notes due February 15, 2008 of the Company, which was filed as
              Exhibit 4(a) to the Company's Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
        4(i)  Purchase Agreement, dated February 5, 1998, between the Company and Chase Securities Inc., which was filed as Exhibit 4(b) to the Company's Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
        4(j)  Exchange and Registration Rights Agreement, dated February 12, 1998, between the Company and Chase
              Securities Inc., which was filed as Exhibit 4(c) to the Company's Current Report on Form 8-K, which was filed on April 3, 1998, and is incorporated herein by reference.
        4(k)  Credit Agreement, dated February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(d) to the Company's Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
        4(l)  Amendment No. 1, dated as of September 30, 1998, to the Credit Agreement, dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(e) to the Company's Registration Statement Form S-4
              (no. 333-49335), which was filed on October 5, 1998, and is incorporated herein by reference.

                        The Company agrees, pursuant in (b)(4)(iii) of Item 601 of Regulation S-K, to furnish to the
                     Commission, upon request, a copy of each agreement relating to long-term debt where the total amount of debt under each such agreement does not exceed 10% of the Company's respective total on a consolidated basis.

      *10(a)  1992 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(c) to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
      *10(b)  Directors' Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(d) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
      *10(c)  1994 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(e) to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
      *10(d)  Directors' Unit Award Plan of the Company, which was filed as Exhibit 10(i) to the Company's
              Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
      *10(e)  1996 Stock Option Plan of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(f)  1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.
      *10(g)  1997 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30, 1997, and is incorporated herein by reference.
      *10(h)  Employment Agreement, dated February 28, 1995, between the Company and John Cook Barlett, Executive Vice
              President--Quality Improvement, which was filed as Exhibit 10(k) to the Company's Annual Report on Form
              10-K for the year ended September 30, 1995, and is incorporated herein by reference.
      *10(i)  Employment Agreement, dated March 31, 1995, between the Company and Craig L. McKnight, Executive Vice
              President and Chief Financial Officer, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
      *10(j)  Employment Agreement, dated October 1, 1995, between the Company and E. Mac Crawford, Chairman of the
              Board of Directors, President and Chief Executive Officer, which was filed as Exhibit 10(m) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
      *10(k)  Employment Agreement, dated March 1, 1997, between the Company and E. Mac Crawford, which was filed as
              Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
              1997, and is incorporated herein by reference.
      *10(l)  Letter Agreement, dated November 9, 1993, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.
      *10(m)  Letter Agreement, dated September 19, 1994 between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.
      *10(n)  Employment Agreement dated May 1, 1996, between the Company and Dr. Danna Mauch, President and Chief
              Operating Officer of Magellan Public Solutions, Inc. and Executive Vice President of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 1996 and is incorporated herein by reference.
      *10(o)  Employment Agreement dated April 15, 1996, between the Company and John M. DeStefanis, President and
              Chief Operating Officer of Charter Behavioral Health Systems, Inc. and Executive Vice President of the
              Company, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1996 and is incorporated herein by reference.
      *10(p)  Employment Agreement dated May 7, 1996, between the Company and Steve J. Davis, Executive Vice
              President, Administrative Services and General Counsel, which was filed as Exhibit 10(c) to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(q)  Employment Agreement dated February 28, 1996, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(t) to the Company's annual report on Form
              10-K for the year ended September 30, 1996, and is incorporated herein by reference.
      *10(r)  Compensation Agreement dated September 30, 1996, between Magellan Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of Green
              Spring Health Services, Inc., which was filed as Exhibit 10(u) to the Company's annual report on Form
              10-K for the year ended September 30, 1996, and is incorporated herein by reference.
      *10(s)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the period ended
              September 30, 1998.
      *10(t)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the year ended
              September 30, 1997, which was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the
              year ended September 30, 1997, and is incorporated by reference.
       10(u)  Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate Funding VII, L.P., as
              Landlord, and Charter Behavioral Health Systems, LLC, as Tenant, which was filed as Exhibit 99(b) to the
              Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(v)  Master Franchise Agreement, dated June 17, 1997, between the Company and Charter Behavioral Health
              Systems, LLC, which was filed as Exhibit 99(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(w)  Form of Franchise Agreement, dated June 17, 1997, between the Company, as Franchisor, and Franchise
              Owners, which was filed as Exhibit 99(d) to the Company's current report on Form 8-K, which was filed on
              June 30, 1997, and is incorporated herein by reference.
       10(x)  Subordination Agreement, dated June 16, 1997, between the Company, Charter Behavioral Health Systems,
              LLC and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 99(e) to the
              Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(y)  Operating Agreement of Charter Behavioral Health Systems, LLC, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(f) to the Company's current report on Form
              8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(z)  Warrant Purchase Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30,
              1997, and is incorporated herein by reference.
      *10(aa) 1998 Stock Option Plan of the Company which was filed as Exhibit (ay) to the Company's Registration
              Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      *10(ab) Letter Agreement, dated May 7, 1997, between Green Spring Health Services, Inc. and John J. Wider, Jr.,
              Executive Vice President and Chief Operating Officer of Green Spring Health Services, Inc., which was filed as Exhibit 10 (az) to the Company's Registration Statement on Form S-4, which was filed on April
              3, 1998, and is incorporated herein by reference.

  EXHIBIT
    NO.                                                DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------------------------------------
      *10(ac) Employment Agreement, dated March 12, 1997, between Green Spring Health Services, Inc. and Clarissa C.
              Marques, Chief Clinical Officer of Green Spring Health Services, Inc., which was filed as Exhibit 10
              (ba) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      *10(ad) Letter Agreement, dated February 2, 1995, between Green Spring Health Services, Inc. and Clarissa C.
              Marques, Senior Vice President of Green Spring Health Services, Inc., which was filed as Exhibit 10 (bb)
              to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      *10(ae) Employment Agreement, dated June 25, 1998, between the Company and Henry T. Harbin, M.D., President,
              Chief Executive Officer of the Company, which was filed as exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated herein by reference.
       10(af) Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by the Company for all of its 11 1/4% Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the
              Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
       10(ag) Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by Merit Behavioral Care
              Corporation for all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit 10(ad)
              to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
       10(ah) Agreement and Plan of Merger by and among Merit Behavioral Care Corporation, Merit Merger Corp., and CMG
              Health, Inc. dated as of July 14, 1997.

       21     List of subsidiaries of the Company.
       23     Consent of independent public accountants.
       27     Financial Data Schedule

------------------------

* Constitutes a management contract or compensatory plan arrangement.

(B) REPORTS ON FORM 8-K:

    There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1998.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X:

    Information with respect to this item is contained on pages S-1 to S-2 of this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MAGELLAN HEALTH SERVICES, INC.
                                (Registrant)

Date: December 28, 1998                   /S/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                            Craig L. McKnight
                                       Executive Vice President and
                                         Chief Financial Officer

Date: December 28, 1998                   /S/ JEFFREY T. HUDKINS
                                ------------------------------------------
                                            Jeffrey T. Hudkins
                                      Vice President and Controller
                                        (Chief Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ HENRY T. HARBIN        President, Chief Executive
------------------------------    Officer and Director        December 28, 1998
       Henry T. Harbin

      /s/ EDWIN M. BANKS        Director
------------------------------                                December 28, 1998
        Edwin M. Banks

   /s/ G. FRED DIBONA, JR.      Director
------------------------------                                December 28, 1998
     G. Fred DiBona, Jr.

   /s/ ANDRE C. DIMITRIADIS     Director
------------------------------                                December 28, 1998
     Andre C. Dimitriadis

    /s/ A.D. FRAZIER, JR.       Director
------------------------------                                December 28, 1998
      A.D. Frazier, Jr.

    /s/ RAYMOND H. KIEFER       Director
------------------------------                                December 28, 1998
      Raymond H. Kiefer

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ GERALD L. MCMANIS       Director
------------------------------                                December 28, 1998
      Gerald L. McManis

    /s/ DANIEL S. MESSINA       Director
------------------------------                                December 28, 1998
      Daniel S. Messina

     /s/ ROBERT W. MILLER       Chairman of the Board of
------------------------------    Directors                   December 28, 1998
       Robert W. Miller

      /s/ DARLA D. MOORE        Director
------------------------------                                December 28, 1998
        Darla D. Moore

  /s/ JEFFREY A. SONNENFELD     Director
------------------------------                                December 28, 1998
    Jeffrey A. Sonnenfeld

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item14(a)1:

                                                                                                               PAGE
                                                                                                             ---------
MAGELLAN HEALTH SERVICES, INC.
  Audited Consolidated Financial Statements

    Report of independent public accountants...............................................................        F-2
    Consolidated balance sheets as of September 30, 1997 and 1998..........................................        F-3
    Consolidated statements of operations for the years ended September 30, 1996, 1997 and 1998............        F-4
    Consolidated statements of changes in stockholders' equity for the years ended September 30, 1996, 1997
     and 1998..............................................................................................        F-5
    Consolidated statements of cash flows for the years ended September 30, 1996, 1997 and 1998............        F-6
    Notes to consolidated financial statements.............................................................        F-7

    The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                                                               PAGE
                                                                                                             ---------
    Schedule II--Valuation and qualifying accounts.........................................................        S-1

    Financial Statements in response to Rule 3-09 of Regulation S-X:

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
  Audited Consolidated Financial Statements
    Report of independent public accountants...............................................................       F-49
    Consolidated balance sheet as of September 30, 1997 and 1998...........................................       F-50
    Consolidated statement of operations for the 106 days ended September 30, 1997 and the year ended
     September 30, 1998....................................................................................       F-52
    Consolidated statement of changes in members' capital for the 106 days ended September 30, 1997 and the
     year ended September 30, 1998.........................................................................       F-53
    Consolidated statement of cash flows for the 106 days ended September 30, 1997 and the year ended
     September 30, 1998....................................................................................       F-54
    Notes to consolidated financial statements.............................................................       F-55

    The following financial statement schedule for Charter Behavioral Health Systems, LLC and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                                                               PAGE
                                                                                                             ---------
Schedule II--Valuation and qualifying accounts.............................................................        S-2

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

    The Audited Consolidated Financial Statements of CHOICE Behavioral Health Partnership ("Choice") will be filed in an amendment to this Form 10-K no later than March 31, 1999. Choice's fiscal year end is December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Magellan Health Services, Inc:

    We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health Services, Inc. and subsidiaries as of September 30, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

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

December 3, 1998

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                SEPTEMBER 30,
                                                                                            ---------------------
                                                                                              1997        1998
                                                                                            ---------  ----------
                                                     ASSETS
Current Assets:
    Cash, including cash equivalents of $319,823 at September 30, 1997 and $14,185 at
     September 30, 1998 at cost, which approximates market value..........................  $ 372,878  $   92,050
    Accounts Receivable, less allowance for doubtful accounts of $40,311 at September 30,
     1997 and $34,867 at September 30, 1998...............................................    107,998     174,846
    Restricted cash and investments.......................................................         --      89,212
    Refundable income taxes...............................................................      2,466       4,939
    Other current assets..................................................................     23,696      38,677
                                                                                            ---------  ----------
      Total Current Assets................................................................    507,038     399,724

Assets restricted for settlement of unpaid claims and other long-term liabilities.........     87,532      37,910

Property and equipment, net...............................................................    109,214     177,169

Deferred income taxes.....................................................................      1,158      97,386
Investment in CBHS........................................................................     16,878          --
Other long-term assets....................................................................     20,893      46,481
Goodwill, net of accumulated amortization of $14,006 at September 30, 1997 and $32,785 at
  September 30, 1998......................................................................    114,234     992,431
Other intangible assets, net of accumulated amortization of $5,855 at September 30, 1997
  and $12,343 at September 30, 1998.......................................................     38,673     165,189
                                                                                            ---------  ----------
                                                                                            $ 895,620  $1,916,290
                                                                                            ---------  ----------
                                                                                            ---------  ----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................................................  $  45,346  $   42,873
  Accrued liabilities.....................................................................    133,921     193,530
  Medical claims payable..................................................................     36,508     195,330
  Current maturities of long-term debt and capital lease obligations......................      3,601      23,033
                                                                                            ---------  ----------
        Total Current Liabilities.........................................................    219,376     454,766

Long-term debt and capital lease obligations..............................................    391,693   1,202,613
Reserve for unpaid claims.................................................................     49,113      30,280
Deferred credits and other long-term liabilities..........................................     16,110      14,011
Minority interest.........................................................................     61,078      26,985

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none..........................................................         --          --
  Common Stock, par value $.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,439 shares at September 30, 1997 and 33,898 shares at
    September 30, 1998....................................................................      8,361       8,476
  Other Stockholders' Equity:
    Additional paid-in capital............................................................    340,645     349,651
    Accumulated deficit...................................................................   (129,955)   (149,238)
    Warrants outstanding..................................................................     25,050      25,050
    Common stock in treasury, 4,424 shares at September 30, 1997 and 2,289 shares at
     September 30, 1998...................................................................    (82,731)    (44,309)
    Cumulative foreign currency adjustments...............................................     (3,120)     (1,995)
                                                                                            ---------  ----------
        Total Stockholders' Equity........................................................    158,250     187,635
                                                                                            ---------  ----------
                                                                                            $ 895,620  $1,916,290
                                                                                            ---------  ----------
                                                                                            ---------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                                  ------------------------------
                                                                                                    1996      1997       1998
                                                                                                  --------  --------  ----------
Net revenue.....................................................................................  $1,345,279 $1,210,696 $1,512,454
                                                                                                  --------  --------  ----------

Costs and expenses:
  Salaries, cost of care and other operating expenses...........................................  1,064,445  978,513   1,294,481
  Bad debt expense..............................................................................    81,470    46,211       4,977
  Equity in loss of CBHS........................................................................        --     8,122      31,878
  Depreciation and amortization.................................................................    48,924    44,861      54,885
  Interest, net.................................................................................    48,017    45,377      75,375
  Stock option expense (credit).................................................................       914     4,292      (5,623)
  Managed Care integration costs................................................................        --        --      16,962
  Loss on Crescent Transactions.................................................................        --    59,868          --
  Unusual items, net............................................................................    37,271       357         458
                                                                                                  --------  --------  ----------
                                                                                                  1,281,041 1,187,601  1,473,393
                                                                                                  --------  --------  ----------
Income before income taxes, minority interest
  and extraordinary items.......................................................................    64,238    23,095      39,061
Provision for income taxes......................................................................    25,695     9,238      20,033
                                                                                                  --------  --------  ----------
Income before minority interest and extraordinary items.........................................    38,543    13,857      19,028
Minority interest...............................................................................     6,160     9,102       5,296
                                                                                                  --------  --------  ----------
Income before extraordinary items...............................................................    32,383     4,755      13,732
Extraordinary items--net losses on early extinguishments of
  debt (net of income tax benefit of $3,503 in 1997 and $22,010 in 1998)........................        --    (5,253)    (33,015)
                                                                                                  --------  --------  ----------
Net income (loss)...............................................................................  $ 32,383  $   (498) $  (19,283)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Average number of common shares outstanding--basic..............................................    31,014    28,781      30,784
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Average number of common shares outstanding--diluted............................................    31,596    29,474      31,198
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Income (loss) per common share--basic:
  Income before extraordinary items.............................................................  $   1.04  $   0.17  $     0.45
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
  Extraordinary losses on early extinguishments of debt.........................................  $     --  $  (0.18) $    (1.07)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
Net income (loss)...............................................................................  $   1.04  $  (0.02) $    (0.63)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

Income (loss) per common share--diluted:
  Income before extraordinary items.............................................................  $   1.02  $   0.16  $     0.44
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
  Extraordinary losses on early extinguishments of debt.........................................  $     --  $  (0.18) $    (1.06)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------
Net income (loss)...............................................................................  $   1.02  $  (0.02) $    (0.62)
                                                                                                  --------  --------  ----------
                                                                                                  --------  --------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1996       1997       1998
                                                                                 ---------  ---------  ---------

                                                                                         (IN THOUSANDS)
Common Stock:
  Balance, beginning of period.................................................  $   7,101  $   8,252  $   8,361
  Exercise of options and warrants.............................................         97        109        115
  Green Spring Health Services, Inc. acquisition...............................         54         --         --
  Issuance of Common Stock, net of issuance costs..............................      1,000         --         --
                                                                                 ---------  ---------  ---------
  Balance, end of period.......................................................      8,252      8,361      8,476
                                                                                 ---------  ---------  ---------
Additional paid-in capital:
  Balance, beginning of period.................................................    253,295    327,681    340,645
  Stock option expense (credit)................................................        914      4,292     (5,623)
  Green Spring Health Services, Inc. acquisition...............................      4,263         --         --
  Exercise of options and warrants.............................................      1,636      8,156      3,867
  Issuance of Common Stock, net of issuance costs..............................     67,573         --         --
  Green Spring Minority Stockholder Conversion.................................         --         --     10,722
  Other........................................................................         --        516         40
                                                                                 ---------  ---------  ---------
  Balance, end of period.......................................................    327,681    340,645    349,651
                                                                                 ---------  ---------  ---------
Accumulated deficit:
  Balance, beginning of period.................................................   (161,840)  (129,457)  (129,955)
  Net income (loss)............................................................     32,383       (498)   (19,283)
                                                                                 ---------  ---------  ---------
  Balance, end of period.......................................................   (129,457)  (129,955)  (149,238)
                                                                                 ---------  ---------  ---------
Warrants outstanding:
  Balance, beginning of period.................................................         64         54     25,050
  Exercise of warrants.........................................................        (10)        (4)        --
  Issuance of warrants to Crescent and COI.....................................         --     25,000         --
                                                                                 ---------  ---------  ---------
  Balance, end of period.......................................................         54     25,050     25,050
                                                                                 ---------  ---------  ---------
Common stock in treasury:
  Balance, beginning of period.................................................     (9,238)   (82,731)   (82,731)
  Purchases of treasury stock..................................................    (73,493)        --    (14,352)
  Green Spring Minority Stockholder Conversion.................................         --         --     52,774
                                                                                 ---------  ---------  ---------
  Balance, end of period.......................................................    (82,731)   (82,731)   (44,309)
                                                                                 ---------  ---------  ---------
Cumulative foreign currency adjustments:
  Balance, beginning of period.................................................       (822)    (1,982)    (3,120)
  Foreign currency translation gain (loss).....................................     (1,160)    (1,138)     1,125
                                                                                 ---------  ---------  ---------
  Balance, end of period.......................................................     (1,982)    (3,120)    (1,995)
                                                                                 ---------  ---------  ---------
Total Stockholders' Equity.....................................................  $ 121,817  $ 158,250  $ 187,635
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  MAGELLAN HEALTH SERVICES, INC. SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                   1996       1997        1998
                                                                                 ---------  ---------  ----------

                                                                                          (IN THOUSANDS)
Cash Flows From Operating Activities
  Net income (loss)............................................................  $  32,383  $    (498) $  (19,283)
                                                                                 ---------  ---------  ----------
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Gain on sale of assets.................................................     (2,062)    (5,747)     (3,001)
        Depreciation and amortization..........................................     48,924     44,861      54,885
        Impairment of long-lived assets........................................         --         --       2,507
        Non-cash portion of unusual items......................................     31,206         --          --
        Equity in loss of CBHS.................................................         --      8,122      31,878
        Loss on Crescent Transactions..........................................         --     59,868          --
        Stock option expense (credit)..........................................        914      4,292      (5,623)
        Non-cash interest expense..............................................      2,424      1,710       2,935
        Extraordinary losses on early extinguishments of debt..................         --      8,756      55,025
    Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
      Accounts receivable, net.................................................     15,495     60,675      (1,585)
      Restricted cash and investments..........................................         --         --     (21,782)
      Other current assets.....................................................        129      4,708      (3,010)
      Other long-term assets...................................................      6,569      3,156      (7,840)
      Accounts payable and accrued liabilities.................................     (7,516)   (60,659)    (43,724)
      Income taxes payable and deferred income taxes...........................     14,925    (14,669)    (14,489)
      Reserve for unpaid claims................................................    (29,985)   (26,553)    (19,177)
      Other liabilities........................................................    (18,968)   (23,038)     (9,290)
      Minority interest, net of dividends paid.................................      6,406      9,633        (929)
      Other....................................................................      1,022     (1,018)     (1,701)
                                                                                 ---------  ---------  ----------
      Total adjustments........................................................     69,483     74,097      15,079
                                                                                 ---------  ---------  ----------
        Net cash provided by (used in) operating activities....................    101,866     73,599      (4,204)
                                                                                 ---------  ---------  ----------
Cash Flows From Investing Activities:
  Capital expenditures.........................................................    (38,801)   (33,348)    (44,213)
  Acquisitions and investments in businesses, net of cash acquired.............    (50,918)   (50,876) (1,046,436)
  Distributions received from unconsolidated subsidiaries......................         --         --      11,441
  Decrease (increase) in assets restricted for settlement of unpaid claims and
    other long-term liabilities................................................    (17,732)    17,209      51,006
  Proceeds from sale of assets.................................................      5,248     18,270      18,088
  Proceeds from sale of property and equipment to Crescent and CBHS,
    net of transaction costs...................................................         --    380,425      (6,213)
                                                                                 ---------  ---------  ----------
        Net cash provided by (used in) investing activities....................   (102,203)   331,680  (1,016,327)
                                                                                 ---------  ---------  ----------
Cash Flows From Financing Activities:
  Payments on debt and capital lease obligations...............................    (85,835)  (390,254)   (438,633)
  Proceeds from issuance of debt, net of issuance costs........................    104,800    203,643   1,188,706
  Proceeds from issuance of common stock.......................................     68,573         --          --
  Proceeds from exercise of stock options and warrants.........................      3,401      8,265       5,739
  Proceeds from issuance of warrants...........................................         --     25,000          --
  Purchases of treasury stock..................................................    (73,493)        --     (14,352)
  Income tax payments made on behalf of stock optionee.........................     (1,678)        --      (1,757)
                                                                                 ---------  ---------  ----------
        Net cash provided by (used in) financing activities....................     15,768   (153,346)    739,703
                                                                                 ---------  ---------  ----------
Net increase (decrease) in cash and cash equivalents...........................     15,431    251,933    (280,828)
Cash and cash equivalents at beginning of period...............................    105,514    120,945     372,878
                                                                                 ---------  ---------  ----------
Cash and cash equivalents at end of period.....................................  $ 120,945  $ 372,878  $   92,050
                                                                                 ---------  ---------  ----------
                                                                                 ---------  ---------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's primary business segment, as of September 30, 1998, was its behavioral managed healthcare operations. The Company operates in four other business segments, which are described in further detail in Note 15, "Business Segment Information."

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    MANAGED CARE REVENUE

    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members and as earned and estimable for performance-based revenues. Deferred revenue is recorded when premium payments are received in advance of the applicable coverage period.

    FRANCHISE REVENUE

    Continuing annual franchise fees are recognized as the fees are earned and become receivable from franchisees, subject to an allowance for estimated uncollectible amounts. Costs relating to continuing franchise fees are expensed as incurred. Individual franchise sales are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. Direct costs relating to franchise sales are deferred until the related revenue is recognized up to the amount of anticipated revenue less estimated additional related costs.

    PROVIDER NET REVENUE

    Provider net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. The Company recorded net revenue in fiscal 1996, 1997 and 1998 of $28.3 million, $27.4 million and $7.0 million, respectively, for the settlement and adjustment of reimbursement issues related to earlier fiscal periods. Management believes that adequate provision has been made for any adjustments that may result from such reviews in future periods.

    ADVERTISING COSTS

    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $30.5 million, $19.2 million and $4.7 million for the years ended September 30, 1996, 1997 and 1998, respectively.

    CHARITY CARE

    The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the years ended September 30, 1996, 1997 and 1998, the Company provided, at its established billing rates, approximately $37.9 million, $19.5 million and $3.7 million, respectively, of such care.

    INTEREST, NET

    The Company records interest expense net of interest income. Interest income for the years ended September 30, 1996, 1997, and 1998 was approximately $10.5 million, $10.1 million and $11.9 million, respectively.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

    RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments at September 30, 1998 include approximately $89.2 million that is held for the payment of claims under the terms of certain behavioral managed care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.

    CONCENTRATION OF CREDIT RISK

    Accounts receivable from human services revenue and healthcare provider revenue subject the Company to a concentration of credit risk with third party payors that include insurance companies, managed healthcare organizations and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

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

    The investments can be classified into three categories: (i) held to maturity; (ii) available for sale; and (iii) trading. Unrealized holding gains or losses are recorded for trading and available for sale securities. The Company's investments are classified as available for sale. The unrealized gain or loss on investments available for sale was not material at September 30, 1997 and 1998.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with SOP 98-1 (as defined). See "--Recent Accounting Pronouncements" Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally ten to forty years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense was $40.0 million, $34.1 million and $24.0 million for the fiscal years ended September 30, 1996, 1997 and 1998, respectively.

    Property and equipment, net, consisted of the following at September 30, 1997 and 1998 (in thousands):

                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                                                   1997         1998
                                                                                -----------  -----------
Land..........................................................................  $    11,667  $    11,607
Buildings and improvements....................................................       70,174       78,886
Equipment.....................................................................       61,671      112,422
Capitalized internal-use software.............................................        2,048       33,923
                                                                                -----------  -----------
                                                                                    145,560      236,838
Accumulated depreciation......................................................      (37,038)     (60,100)
                                                                                -----------  -----------
                                                                                    108,522      176,738
Construction in progress......................................................          692          431
                                                                                -----------  -----------
  Property and equipment, net.................................................  $   109,214  $   177,169
                                                                                -----------  -----------
                                                                                -----------  -----------

    INTANGIBLE ASSETS

    Intangible assets are composed principally of (i) goodwill, (ii) customer lists, and (iii) deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 to 40 years. Customer lists and other intangible assets are amortized using the straight-line method over their estimated useful lives of 4 to 30 years. Deferred financing costs are amortized over the terms of the underlying agreements.

    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company in 1996. Impairment losses of approximately $14.4 million and $1.9 million were recorded in fiscal 1997 and fiscal 1998, respectively. (See Notes 3 and 11)

    MEDICAL CLAIMS PAYABLE

    Medical claims payable represent the liability for healthcare services authorized or incurred and not yet paid by the Company's managed care businesses. Medical claims payable are estimated based upon authorized healthcare services, past claim payment experience for member groups, adjudication decisions, patient census data and other factors. While Management believes the liability for medical claims payable is adequate, actual results could differ from such estimates.

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

    The Exchange Option, as hereinafter defined (see Note 2), was classified as a potentially dilutive security for fiscal 1996, 1997 and 1998 for the purpose of computing diluted income per common share. The Exchange Option was anti-dilutive for fiscal 1996, 1997 and 1998 and, therefore, was excluded from the diluted income per common share calculations. The Exchange Option was exercised in January 1998.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") which became effective for fiscal years beginning after December 15, 1995 (fiscal 1997 for the Company). FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities are allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and income per common share as if the provisions of FAS 123 had been applied. The Company has adopted FAS 123 on a pro forma disclosure basis (see Note 8).

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued FAS 128, which applies to entities with publicly held common stock or potential common stock. FAS 128 replaces APB Opinion 15, "Earnings per Share" and related interpretations. APB Opinion 15 required that entities with simple capital structures present a single "earnings per common share" ("EPS") on the face of the income statement, whereas those with complex capital structures present both "primary" and "fully diluted" EPS. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.

    FAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB Opinion 15. The Company adopted FAS 128 during the fiscal year ended September 30, 1998. See Note 8, "Stockholder's Equity".

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes accounting guidance for internal use software and requires the following:

    - Computer software costs that are incurred in the preliminary project stage (as described in SOP 98-1) should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project) and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and data conversion costs should generally be expensed as incurred.

    - Internal costs incurred for upgrades and enhancements should be expensed or capitalized in accordance with SOP 98-1. Internal costs incurred for maintenance should be expensed as incurred. Entities that cannot separate internal costs on a reasonably cost-effective basis between maintenance and relatively minor upgrades and enhancements should expense such costs as incurred.

    - External costs incurred under agreements related to specified upgrades and enhancements should be expensed or capitalized in accordance with SOP 98-1. However, external costs related to maintenance, unspecified upgrades and enhancements and costs under agreements that combine the costs of maintenance and unspecified upgrades and enhancements should be recognized in expense over the contract period on a straight-line basis unless another systematic and rational basis is more representative of the services received.

    - Impairment should be recognized and measured in accordance with the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

    The Company adopted SOP 98-1 effective October 1, 1997. Each of the Company's operating units maintains its own information systems, which include internal-use software as defined by SOP 98-1. The care management and claims processing systems used in the Company's managed care businesses are the Company's most significant internal-use software applications. The adoption of SOP 98-1 had no impact on the Company's financial position or results of operations.

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. Start-up costs, as defined by SOP 98-5, include pre-operating costs, pre-opening cost and organizational costs. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs remaining on the balance sheet when SOP 98-5 is adopted. Prior year financial statements cannot be restated. The Company will adopt SOP 98-5 on October 1, 1998. The adoption of SOP 98-5 will have no impact on the Company's financial position or results of operations.

    Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16") supplements the guidance contained in AICPA Accounting Research Bulletin 51, "Consolidated Financial Statements", and in Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("ARB 51/FAS 94"), about the conditions under which the Company's consolidated financial statements should include the financial position, results of operations and cash flows of subsidiaries which are less than wholly-owned along with those of the Company's wholly-owned subsidiaries.

    In general, ARB 51/FAS 94 requires consolidation of all majority-owned subsidiaries except those for which control is temporary or does not rest with the majority owner. Under the ARB 51/FAS 94 approach, instances of control not resting with the majority owner were generally regarded to arise from such events as the legal reorganization or bankruptcy of the majority-owned subsidiary. EITF 96-16 expands the definition of instances in which control does not rest with the majority owner to include those where significant approval or veto rights, other than those which are merely protective of the minority shareholder's interest, are held by the minority shareholder or shareholders ("Substantive Participating Rights"). Substantive Participating Rights include, but are not limited to: i) selecting, terminating and setting the compensation of management responsible for implementing the majority-owned subsidiary's policies and procedures, and ii) establishing operating and capital decisions of the majority-owned subsidiary, including budgets, in the ordinary course of business.

    The provisions of EITF 96-16 apply to new investment agreements made after July 24, 1997, and to existing investment agreements which are modified after this date. The Company has made no new investments, and has modified no existing investments, to which the provisions of EITF 96-16 would have applied.

    In addition, the provisions of EITF 96-16 must be applied to majority-owned subsidiaries previously consolidated under ARB 51/FAS 94 for which the underlying agreements have not been modified in financial statements issued for years ending after December 15, 1998 (fiscal 1999 for the Company). The adoption of the provisions of EITF 96-16 on October 1, 1998, will have the following effects on the Company's consolidated financial position:

                                                                                   OCTOBER 1,
                                                                                      1998
                                                                                   -----------
INCREASE (DECREASE) IN:
 Cash and cash equivalents.......................................................   $ (21,092)
  Other current assets...........................................................      (9,538)
  Long-term assets...............................................................     (30,049)
  Investment in unconsolidated subsidiaries......................................      26,498
                                                                                   -----------
    Total Assets.................................................................   $ (34,181)
                                                                                   -----------
                                                                                   -----------
  Current liabilities............................................................   $ (10,381)
  Minority interest..............................................................     (23,800)
                                                                                   -----------
    Total Liabilities............................................................   $ (34,181)
                                                                                   -----------
                                                                                   -----------

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has adopted FAS 131 in fiscal 1998. Accordingly, segment disclosure for fiscal 1996 and 1997 has been restated to conform to the fiscal 1998 presentation. See Note 15, "Business Segment Information."

    RECLASSIFICATIONS

    Certain reclassifications have been made to fiscal 1996 and 1997 amounts to conform to fiscal 1998 presentation.

2. ACQUISITIONS AND JOINT VENTURES

    ACQUISITIONS

    MERIT ACQUISITION. On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit manages behavioral healthcare programs across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. The Company accounted for the Merit acquisition using the purchase method of accounting. On September 12, 1997, Merit completed the acquisition of CMG Health, Inc. ("CMG"). CMG is also a national behavioral managed healthcare. Merit paid approximately $48.7 million in cash and issued approximately 739,000 shares of Merit common stock as consideration for CMG. The former owners of CMG may be entitled to additional consideration, depending on the performance of three CMG customer contracts. Such contingent payments are subject to an aggregate maximum of $23.5 million. No contingent consideration will be payable to the former shareholders of CMG based on the performance of two of the three CMG customer contracts at September 30, 1998. The Company may still be required to pay contingent consideration to the former shareholders of CMG depending on the financial performance of CHOICE Behavioral Health Partnership ("Choice"). Choice is a joint venture with Value Options, Inc. that services a contract with CHAMPUS (as defined). The Company and Value Options, Inc. each own 50% of Choice. The payment of contingent consideration, if any, to the former shareholders of CMG, depends on the financial performance of Choice from October 1, 1996 to June 30,

1997, which is subject to a CHAMPUS Adjustment (as defined) the Company expects to receive in fiscal 1999.

    In connection with the acquisition of Merit, the Company (i) terminated its existing credit agreement; (ii) repaid all loans outstanding pursuant to Merit's existing credit agreement; (iii) completed a tender offer for its 11.25% Series A Senior Subordinated Notes due 2004 (the "Old Notes"); (iv) completed a tender offer for Merit's 11.50% Senior Subordinated notes due 2005 (the "Merit Outstanding Notes"); (v) entered into a new senior secured bank credit agreement (the "New Credit Agreement") providing for a revolving credit facility (the "Revolving Facility") and a term loan facility (the "Term Loan Facility") of up to $700 million; and (vi) issued $625 million in 9.0% Senior Subordinated Notes due 2008 (the "Notes").

    The following table sets forth the sources and uses of funds for the Merit acquisition and related transactions (the "Transactions") at closing (in thousands):

SOURCES:
Cash and cash equivalents..............................................  $   59,290
New Credit Agreement:
  Revolving Facility (1)...............................................      20,000
  Term Loan Facility...................................................     550,000
The Notes..............................................................     625,000
                                                                         ----------
    Total sources......................................................  $1,254,290
                                                                         ----------
                                                                         ----------

USES:
Cash paid to Merit Shareholders........................................  $  448,867
Repayment of Merit existing credit agreement (2).......................     196,357
Purchase of the Old Notes (3)..........................................     432,102
Purchase of Merit Outstanding Notes (4)................................     121,651
Transaction costs (5)..................................................      55,313
                                                                         ----------
    Total uses.........................................................  $1,254,290
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

(5) Transaction costs include, among other things, expenses associated with the debt tender offers, the Notes offering, the Merit acquisition and the New Credit Agreement.

    The purchase price allocation for the Merit acquisition is tentative and subject to adjustment pending determination of final valuation allowances on deferred tax assets, integration plan matters (see Note 11), CHAMPUS Adjustments (as defined) and certain other matters. The Company expects the Merit purchase price allocation to be finalized by February 12, 1999.

    HAI ACQUISITION. On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/U.S. Healthcare ("Aetna"), for approximately

$122.1 million, which the Company funded from cash on hand. The Company accounted for the HAI acquisition using the purchase method of accounting. HAI manages behavioral healthcare, primarily through EAPs and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five year period subsequent to closing. The amount and timing of the payments will be contingent upon net increases in the number of HAI's covered lives in specified products.

    The Company may be required to make additional contingent payments of up to $300 million to Aetna (the "Contingent Payments") over the five-year period (each year a "Contract Year") subsequent to closing. The amount and timing of the Contingent Payments will depend upon HAI's receipt of additional covered lives as computed, under two separate calculations. Under the first calculation, the Company may be required to pay up to $25 million per year for each of five years following the acquisition based on the net annual growth in the number of lives covered in specified HAI products. Under the second calculation, the Company may be required to pay up to $35 million per Contract Year, based on the net cumulative increase in lives covered by certain other HAI products.

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

    For each Contract Year, the Company is obligated to pay to Aetna the lesser of (i) the vested portion of the Tranche 1 Payment for such Contract Year and the vested and unpaid amount relating to prior Contract Years as of the end of the immediately preceding Contract Year and (ii) $25.0 million. To the extent that the vested and unpaid portion of the Tranche 1 Payment exceeds $25.0 million, the Tranche 1 Payment remitted to Aetna shall be deemed to have been paid first from any vested but unpaid amounts from previous Contract Years in order from the earliest Contract Year for which vested amounts remain unpaid to the most recent Contract Year at the time of such calculation. Except with respect to the Contract Year ending in 2002, any vested but unpaid portion of the Tranche 1 Payment shall be available for payment to Aetna in future Contract Years, subject to certain exceptions. All vested but unpaid amounts of Tranche 1 Payments shall expire following the payment of the Tranche 1 Payment in respect to the Contract Year ending in 2002, subject to certain exceptions. In no event shall the aggregate Tranche 1 Payments to Aetna exceed $125.0 million.

    Upon the expiration of each Contract Year, the Tranche 2 Payment shall be an amount equal to the lesser of: (a)(i) the product of (A) the Tranche 2 Cumulative Members (as defined) for such Contract Year and (B) the Tranche 2 Multiplier (as defined) applicable to such number of Tranche 2 Cumulative Members, minus (ii) the aggregate of the Tranche 2 Payments paid to Aetna for all previous Contract Years and (b) $35.0 million. The amount shall be zero with respect to any Contract Year in which the Tranche 2 Cumulative Members is a negative number.

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

    ALLIED ACQUISITION. On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provides specialty managed care services, including risk-based products and administrative services to a variety of insurance companies and other customers. Allied has over 80 physician networks across the eastern United States. Allied's networks include physicians specializing in cardiology, oncology and diabetes. The Company paid approximately $70.0 million for Allied, with cash on hand, of which $50.0 million was paid to the seller at closing with the remaining $20.0 million placed in escrow. The Company accounted for the Allied acquisition using the purchase method of accounting. The escrowed amount was payable in one-third increments if Allied achieved specified earnings targets during each of the three years following the closing. Additionally, the purchase price could have been increased during the three year period by up to $40.0 million if Allied's performance exceeded specified earnings targets.

    On November 25, 1998, the Company and the former owners of Allied amended the Allied purchase agreement (the "Allied Amendment"). The Allied Amendment resulted in the following changes to the original terms of the Allied purchase agreement:

    - Approximately $18.9 million of the original $20.0 million placed in escrow by the Company at the consummation of the Allied acquisition, plus accrued interest, was repaid to the Company.

    - The Company paid certain of the former owners of Allied approximately $4.0 million in settlement of a portion of their potential future contingent consideration.

    - The Company's maximum remaining contingent consideration payable to the former owners of Allied is approximately $6.1 million less approximately $1.1 million that remains in escrow. The future contingent payments, if any, will be based upon the operating performance of Allied for fiscal 1999 through fiscal 2001.

    The Company would record contingent consideration payable, if any, as additional goodwill.

    The preliminary allocation of the Allied purchase price to goodwill and identifiable intangible assets was based on the Company's preliminary valuations, which are subject to change upon receiving independent appraisals of identifiable assets. The Company expects the Allied purchase price allocation to be finalized by December 5, 1998.

    The following unaudited pro forma information for the years ended September 30, 1997 and 1998 has been prepared assuming the Crescent Transactions (as defined), Allied acquisition, HAI acquisition, Merit acquisition, the Transactions and the Green Spring Minority Shareholder Conversion (as defined) were consummated on October 1, 1996. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such transactions been consummated on October 1, 1996 or which may be attained in future periods (in thousands, except per share data):

                                                                                             PRO FORMA
                                                                                         FOR THE YEAR ENDED
                                                                                   ------------------------------
                                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                        1997            1998
                                                                                   --------------  --------------
Net revenue......................................................................   $  1,589,776    $  1,813,768
Income before extraordinary item(1)..............................................         18,910          14,941
Net income(1)(2).................................................................         13,657          14,941
Income per common share--basic:
  Income before extraordinary item...............................................           0.60            0.47
  Net income.....................................................................           0.43            0.47
Income per common share--diluted:
  Income before extraordinary item...............................................           0.59            0.47
  Net income.....................................................................           0.42            0.47

------------------------

(1) Excludes expected unrealized cost savings related to the Integration Plan (as defined), Managed Care integration costs (See Note 11) and Loss on Crescent Transactions.

(2) Excludes the extraordinary losses on early extinguishment of debt for the year ended September 30, 1998, that were directly attributable to the consummation of the Transactions.

    HUMAN SERVICES ACQUISITIONS During fiscal 1998, the Company acquired seven businesses in its human services segment for an aggregate purchase price of approximately $57.0 million (collectively, the "Human Services Acquisitions"). The Human Services Acquisitions have been accounted for using the purchase method of accounting. The Human Services Acquisitions provide various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

    GREEN SPRING ACQUISITION. On December 13, 1995, the Company acquired a 51% ownership interest in Green Spring Health Services, Inc. ("Green Spring") for approximately $68.9 million in cash, the issuance of 215,458 shares of Magellan Common Stock valued at approximately $4.3 million and the contribution of Group Practice Affiliates, Inc. ("GPA"), a wholly-owned subsidiary of the Company, which became a wholly-owned subsidiary of Green Spring. In addition, the minority stockholders of Green Spring were issued an option agreement whereby they could exchange their interests in Green Spring for an equivalent of the Company's Common Stock or subordinated notes (the "Exchange Option"). On December 20, 1995, the Company acquired an additional 10% ownership interest in Green Spring for approximately $16.7 million in cash as a result of an exercise by a minority stockholder of its Exchange Option. In January, 1998, the minority stockholders of Green Spring converted their collective 39% interest in Green Spring into an aggregate of 2,831,516 shares of the Company's common stock through exercise of the Exchange Option (the "Green Spring Minority Stockholder Conversion"). As a result of the Green Spring Minority Stockholder Conversion, the Company owns 100% of Green Spring. The Company issued shares from treasury to effect the Green Spring Minority Stockholder Conversion and accounted for it as a purchase of minority interest at a fair value of consideration paid of approximately $63.5 million.

    The Company recorded the investments in Green Spring using the purchase method of accounting. Green Spring's results of operations have been included in the consolidated financial statements since the acquisition date, less minority interest through January, 1998, at which time the Company became the sole owner of Green Spring.

    At each reporting date through January 1998, the Company assessed the fair value of the Exchange Option in relation to the redemption price available to the minority stockholders. In any period that the fair value of the Exchange Option was determined to be less than the redemption price, the difference would have been recognized as an adjustment to minority interest. No losses were recorded in fiscal 1996, 1997 and 1998 as a result of changes in the fair value of the Exchange Option.

    JOINT VENTURES

    Through its acquisition of Merit, the Company became a 50% partner with Value Options, Inc. in Choice, a managed behavioral healthcare company. Choice derives all of its revenues from a contract with the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), and with TriCare, the successor to CHAMPUS. The Company accounts for its investment in Choice using the equity method.

    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

                                                                           SEPTEMBER 30, 1998
                                                                          --------------------
Current assets..........................................................       $   22,974
Property and equipment, net.............................................              345
                                                                                 --------
  Total assets..........................................................       $   23,319
                                                                                 --------
                                                                                 --------
Current liabilities.....................................................       $   16,829
Partners' capital.......................................................            6,490
                                                                                 --------
                                                                               $   23,319
                                                                                 --------
                                                                                 --------
Magellan Investment in Choice...........................................       $    3,245
                                                                                 --------
                                                                                 --------
FOR THE 231 DAYS ENDED SEPTEMBER 30, 1998
Net revenue.............................................................       $   38,676
Operating expenses......................................................           22,914
                                                                                 --------
  Net income............................................................       $   15,762
                                                                                 --------
                                                                                 --------
Magellan equity income..................................................       $    7,881
                                                                                 --------
                                                                                 --------

    In June 1996, Green Spring became a 33 1/3% member in Premier Behavioral Systems of Tennessee, LLC ("Premier") with Managed Health Network, Inc. and Columbia Behavioral Health of Tennessee, LLC equally owning the remaining membership interests. In July 1996, Green Spring's membership interest increased to 50% by virtue of Managed Health Network, Inc.'s withdrawal from Premier.

    Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1997 and 1998 was $(0.7) million and $5.8 million, respectively. The Company's equity in income (loss) of Premier for fiscal 1996, 1997 and 1998 was $(2.0) million, $(5.6) million and $4.7 million, respectively. Equity in income (loss) of CHOICE and Premier is included in net revenue.

    The Company is an owner in six hospital-based joint ventures ("Provider JV's") at September 30, 1998. Generally, each member of the joint venture leased and/or contributed certain assets in each respective market to the joint venture with the Company becoming the managing member.

    The Provider JV's results of operations have been included in the consolidated financial statements since inception, less minority interest. A summary of the Provider JV's is as follows:

                                                            OWNERSHIP
              MARKET                       DATE            PERCENTAGE                    MINORITY OWNER/S
-----------------------------------  -----------------  -----------------  --------------------------------------------
Chicago, IL........................      June 1994                 75%     Naperville Health Ventures
Boston, MA.........................    February 1995               95%     Westwood/Pembroke Corp.,
                                                                             Psychiatric Associates of Norfolk County,
                                                                             Inc.
Albuquerque, NM....................      May 1995                  67%     Columbia/HCA Healthcare Corporation
Raleigh, NC........................      June 1995                 50%     Columbia/HCA Healthcare Corporation
Lafayette, LA......................    October 1995                50%     Columbia/HCA Healthcare Corporation
Anchorage, AK......................     August 1996                57%     Columbia/HCA Healthcare Corporation

    The Company's ownership interests in the Provider JV's have been managed by CBHS (as defined) for a fee equivalent to Magellan's portion of the joint ventures earnings since June 17, 1997.

    On October 1, 1998, the Provider JV's, excluding Westwood/Pembroke, were converted from consolidation to the equity method of accounting due to the Company's implementation of the transition guidance set forth in EITF 96-16. See
Note 1, "Recent Accounting Pronouncements".

3. CRESCENT TRANSACTIONS

    On June 17, 1997, the Company consummated a series of transactions including the sale of substantially all of its domestic hospital real estate and related personal property (the "Assets") to Crescent Real Estate Equities Limited Partnership ("Crescent") and Charter Behavioral Hospital System, LLC ("CBHS"). In addition, CBHS was formed as a joint venture to operate the domestic portion of the Company's provider business segment. CBHS is owned equally by Magellan and Crescent Operating, Inc., ("COI") an affiliate of Crescent. The Company accounts for its 50% investment in CBHS under the equity method of accounting (See Note 4). The Company received approximately $417.2 million in cash (before costs estimated to be $16.0 million) and warrants in COI for the purchase of 2.5% of COI's common stock at $18.32, which are exercisable over 12 years. The Company also issued 1,283,311 warrants each to Crescent and COI (the "Crescent Warrants") for the purchase of Magellan common stock at an exercise price of $30 per share. (See Note 8.)

    In related agreements, (i) Crescent leased the hospital real estate and related assets to CBHS for initial annual rent beginning at approximately $41.7 million with a 5% annual escalation clause compounded annually (the "Facilities Lease") and (ii) CBHS will pay Magellan approximately $78.3 million in annual franchise fees, subject to increase, for the use of assets retained by Magellan and for support in certain areas. The franchise fees to be paid by CBHS to the Company are subordinated to the lease obligations in favor of Crescent. The assets retained by Magellan include, but are not limited to, the "CHARTER" name, intellectual property, protocols and procedures, clinical quality management, operating processes and the "1-800-CHARTER" telephone call center. Magellan provides CBHS ongoing support in areas including advertising and marketing assistance, risk management services, outcomes monitoring, and consultation on matters relating to reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

    The Company initially used approximately $200 million of the proceeds from the sale of the Assets to reduce its long-term debt, including borrowings under its then existing credit agreement. In December 1997, the Company used the remaining proceeds from the sale of the Assets to acquire additional managed care businesses. See Note 2, "Acquisitions and Joint Ventures."

    The Company recorded a loss before income taxes of approximately $59.9 million as a result of the Crescent Transactions, which consisted of the following (in thousands):

Accounts receivable collection fees...............................  $  21,400
Impairment losses on intangible assets............................     14,408
Exit costs and construction obligation............................     12,549
Loss on the sale of property and equipment........................     11,511
                                                                    ---------
                                                                    $  59,868
                                                                    ---------
                                                                    ---------

    Accounts receivable collection fees represent the reduction in the net realizable value of accounts receivable for estimated collection fees on retained hospital-based receivables for CBHS pursuant to a contractual obligation with CBHS, whereby CBHS receives a fee equal to 5% of collections for the first

120 days after consummation of the Crescent Transaction and estimated bad debt agency fees of 40% for receivables collected subsequent to 120 days after the consummation of the Crescent Transactions.

    The Company disposed of a significant portion of its provider business segment as part of the Crescent Transactions. The impairment loss on intangible assets resulted from reducing the book value of the Company's investment in CBHS to its approximate fair value at the consummation date. The fair value of CBHS was determined by the Company's financial advisors using a discounted cash flows analysis. The impairment losses represent the carrying amount of goodwill and other intangible assets related to the divested or contributed CBHS operations.

    The $5.0 million of exit costs accrued as a result of the Crescent transactions include incremental staffing, consulting and related costs to prepare and coordinate audits of terminating Medicare cost reports, prepare and file income tax, property tax, sales and use tax and other tax returns and perform accounting functions related to the divested businesses (CBHS). The Company incurred approximately $0.6 million and $1.8 million of such costs during the years ended September 30, 1997 and 1998, respectively.

    The Company constructed a hospital in Philadelphia as required by the Crescent Real Estate Purchase Agreement to replace the existing Philadelphia hospital operated by CBHS. The Company incurred approximately $5.5 million in construction costs through September 30, 1998.

4. INVESTMENT IN CBHS

    The Company owned a 50% interest in CBHS as of September 30, 1997 and 1998. The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions. The Company accounts for its investment in CBHS using the equity method.

    A summary of financial information for CBHS is as follows (in thousands):

                                                     SEPTEMBER 30, 1997    SEPTEMBER 30, 1998
                                                    --------------------  --------------------
Current assets....................................      $    148,537          $    147,119
Property and equipment, net.......................            18,424                21,148
Other noncurrent assets...........................             8,633                 8,871
                                                          ----------            ----------
  Total Assets....................................      $    175,594          $    177,138
                                                          ----------            ----------
                                                          ----------            ----------
Current liabilities...............................      $     68,497          $    141,379
Long-term debt....................................            65,860                67,200
Other noncurrent liabilities......................             7,481                35,437
Members' capital (deficit)........................            33,756               (66,878)
                                                          ----------            ----------
  Total Liabilities and Members' Capital
    (Deficit).....................................      $    175,594          $    177,138
                                                          ----------            ----------
                                                          ----------            ----------

                                                          FOR THE
                                                       106 DAYS ENDED      FISCAL YEAR ENDED
                                                     SEPTEMBER 30, 1997    SEPTEMBER 30, 1998
                                                    --------------------  --------------------
Net revenue.......................................      $    213,730          $    730,447
                                                          ----------            ----------
Operating expenses................................           228,382               822,099
Interest, net.....................................             1,592                 5,263
                                                          ----------            ----------
  Net loss........................................      $    (16,244)         $    (96,915)
                                                          ----------            ----------
                                                          ----------            ----------
Cash used in operating activities.................      $    (67,831)         $       (788)
                                                          ----------            ----------
                                                          ----------            ----------
Magellan equity loss(1),(3).......................      $     (8,122)         $    (31,878)
                                                          ----------            ----------
                                                          ----------            ----------

    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                       106 DAYS ENDED      FISCAL YEAR ENDED
                                                     SEPTEMBER 30, 1997    SEPTEMBER 30, 1998
                                                    --------------------  --------------------
Franchise Fee revenue(1)..........................       $   22,739            $   55,600
                                                           --------              --------
Costs:
  Accounts receivable collection fees.............       $    4,993            $    1,980
  Provider JV management fees.....................            2,111                 5,329

                                                     SEPTEMBER 30, 1997    SEPTEMBER 30, 1998
                                                    --------------------  --------------------
Due to CBHS, net(2)...............................       $    5,090            $    1,127
                                                           --------              --------
                                                           --------              --------
Prepaid Charter call center management fees.......       $       --            $    2,953
                                                           --------              --------
                                                           --------              --------
Investment in CBHS(1),(3).........................       $   16,878            $       --
                                                           --------              --------
                                                           --------              --------

------------------------

(1) The Company's Franchise Fee revenue for the year ended September 30, 1998, was approximately $55.6 million while CBHS recorded Franchise Fee expense of approximately $78.6 million for the year ended September 30, 1998. Accordingly, the Company has eliminated the intercompany loss for the proportionate share of the difference between Franchise Fee revenue and expense reflected in the Company's financial statements and CBHS' financial statements of approximately $11.5 million.

(2) The nature of hospital accounts receivable billing and collection processes have resulted in the Company and CBHS receiving remittances from payors which belong to the other party. Additionally, the Company and CBHS have established a settlement and allocation process for the accounts receivable related to those patients who were not yet discharged from their treatment on June 16, 1997. In an effort to settle these amounts on a timely basis, and in light of CBHS start up operations and cash flow requirements, the Company made advances to CBHS periodically during fiscal 1998, which have been repaid by CBHS. Such advances, net of all settlement activity and certain other amounts due to CBHS for certain shared services and related matters, resulted in the amount presented as due to CBHS.

(3) Franchise Fees due from CBHS were approximately $38.0 million as of September 30, 1998. CBHS's independent public accountants' report on CBHS's financial statements for the year ended September 30, 1998 makes reference to uncertainty regarding CBHS's ability to continue as a going concern. The Company recorded equity in loss in excess of its investment in CBHS until all Franchise Fees due from CBHS were reduced to $0 at September 30, 1998. Equity in losses of

    CBHS in excess of the Company's investment in CBHS of $5.1 million, excluding the $11.5 million in (1) above, have not been reflected in the Company's financial statements since the Company has no remaining obligation or commitment to fund CBHS and has no guarantees outstanding for any CBHS obligations.

5. UNUSUAL ITEMS

    GENERAL

    The following table summarizes unusual items recorded during the three years in the period ended September 30, 1998 (in thousands):

                                                                1996       1997       1998
                                                              ---------  ---------  ---------
Insurance settlements.......................................  $  30,000  $      --  $      --
Facility closures...........................................      4,116      4,201         --
Asset impairments...........................................      1,207         --         --
Gains on the sale of psychiatric hospitals, net.............         --     (5,388)    (3,000)
Termination of CBHS sale transaction........................         --         --      3,458
Other.......................................................      1,948      1,544         --
                                                              ---------  ---------  ---------
                                                              $  37,271  $     357  $     458
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    INSURANCE SETTLEMENTS

    In August 1996, the Company and a group of insurance carriers resolved a billing dispute which arose in fiscal 1996 related to matters originating in the 1980's. As part of the settlement of these claims, certain related payer matters and associated legal fees, the Company recorded a charge of approximately $30.0 million during fiscal 1996. The Company will pay the insurance settlement amount in twelve installments over a three year period, beginning August 1996. As part of the settlement, the Company and the insurance carriers agreed that the dispute and settlement would not negatively impact any present or pending business relationships nor would it prevent the parties from negotiating in good faith concerning additional business opportunities available to, and future relationships between, the parties. The Company will make final payments totaling $6.0 million in fiscal 1999 for insurance settlements.

    FACILITY CLOSURES

    During fiscal 1996 and 1997, the Company consolidated, closed or sold nine and three psychiatric facilities and its one general hospital (the "Closed Facilities"), respectively, exclusive of the Crescent Transactions. The three psychiatric facilities closed in 1997 were sold as part of the Crescent Transactions. The Closed Facilities that are still owned by the Company will be sold, leased or used for alternative purposes depending on the market conditions in each geographic area and are reflected as other long-term assets in the accompanying balance sheets.

    The Company recorded charges of approximately $4.1 million and $4.2 million related to facility closures in fiscal 1996 and 1997, respectively, as follows (in thousands):

                                                                             1996       1997
                                                                           ---------  ---------
Severance and related benefits...........................................  $   2,334  $   2,976
Contract terminations and other..........................................      1,782      1,225
                                                                           ---------  ---------
                                                                           $   4,116  $   4,201
                                                                           ---------  ---------
                                                                           ---------  ---------

    Approximately 620 and 700 employees were terminated at the facilities closed in fiscal 1996 and 1997, respectively. The recorded amounts have been paid as of September 30, 1998.

    The following table presents net revenue, salaries, cost of care and other operating expenses and bad debt expenses and depreciation and amortization of the Closed Facilities (in thousands):

                                                                         YEAR ENDED SEPTEMBER
                                                                                 30,
                                                                         --------------------
                                                                           1996       1997
                                                                         ---------  ---------
Net revenue............................................................  $  82,568  $  19,582
Salaries, cost of care and other operating expense and bad debt
  expenses.............................................................     86,426     23,263
Depreciation and amortization..........................................      2,015        349

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

    GAINS ON SALE OF PSYCHIATRIC FACILITIES, NET AND OTHER

    During fiscal 1997 and 1998, the Company recorded gains of approximately $5.4 million and $3.0 million, respectively, related to the sales of psychiatric hospitals and other real estate. The Company also recorded a charge of approximately $1.6 million during fiscal 1997 for costs incurred related primarily to the expiration of its agreement to sell its three European Hospitals.

    TERMINATION OF CBHS SALE TRANSACTION

    On March 3, 1998, the Company and certain of its wholly owned subsidiaries entered into definitive agreements with COI and CBHS pursuant to which the Company would have, among other things, sold the Company's franchise operations, certain domestic provider operations and certain other assets and operations. On August 19, 1998, the Company announced that it had terminated discussions with COI for the sale of its interest in CBHS. Furthermore, the Company exercised, in the fourth quarter of fiscal 1998, certain limited management rights available to it under the Master Franchise Agreement and, with CBHS's Board's support, made operational and management changes at CBHS aimed at improving profitability and cash flows. The Company has since restored all management rights to the CBHS Board.

    In connection with the termination of the CBHS sale transaction, the Company recorded a charge of approximately $3.5 million as follows (in thousands):

Severance(1).......................................................  $     488
Lease termination(1)...............................................      1,067
Impairment of long-lived assets....................................        153
Transaction costs and other........................................      1,750
                                                                     ---------
                                                                     $   3,458
                                                                     ---------
                                                                     ---------

------------------------

(1) Relates to staffing reductions and lease terminations incurred in the Company's franchising and outcomes monitoring subsidiaries.

6. BENEFIT PLANS

    During fiscal 1992, the Company reinstated a defined contribution plan (the "Magellan 401-K Plan"). Effective January 1, 1997, the plan was amended to allow participants to contribute up to 15% of their compensation to the Magellan 401-K Plan. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation. During the years ended September 30, 1996, 1997 and 1998, the Company made contributions of approximately $5.3 million, $5.7 million and $3.2 million respectively, to the Magellan 401-K Plan.

    Green Spring maintains a defined contribution plan (the "Green Spring 401-K Plan"). Employee participants can elect to voluntarily contribute up to 6% or 12% of their compensation, depending upon each employee's compensation level, to the Green Spring 401-K Plan. Green Spring matches up to 3% of each employee's compensation. Employees vest in employer contributions over five years. During the years ended September 30, 1996, 1997 and 1998 Green Spring contributed approximately $0.8 million, $1.3 million and $1.2 million, respectively, to the Green Spring 401-K Plan.

    Merit maintains a 401(k) savings plan covering substantially all employees who have completed one year of active employment during which 1,000 hours of service has been credited. Under the plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. Merit matches employee contributions at the rate of 50% of the employee's contributions to the 401(k) savings plan, up to a maximum of 6% of an employee's annual compensation. Merit's 401(k) savings plan contribution recognized as expense for the year ended September 30, 1998 was $1.1 million.

7. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 and 1998 is as follows (in thousands):

                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1997            1998
                                                               --------------  --------------
Credit Agreement:
  Revolving Facility (7.84% to 7.88% at September 30, 1998)
    due through 2004.........................................   $         --    $     40,000
  Term Loan Facility (7.84% to 8.34% at September 30, 1998)
    due through 2006.........................................             --         550,000
11.25% Series A Senior Subordinated Notes....................        375,000              --
9.0% Senior Subordinated Notes due 2008......................             --         625,000
6.31% to 11.50% Mortgage and other notes payable through
  2005.......................................................          7,721           4,198
7.5% Swiss Bonds.............................................          6,443              --
3.8% Capital lease obligations due through 2014..............          6,438           6,448
                                                               --------------  --------------
                                                                     395,602       1,225,646
  Less amounts due within one year...........................          3,601          23,033
  Less debt service funds....................................            308              --
                                                               --------------  --------------
                                                                $    391,693    $  1,202,613
                                                               --------------  --------------
                                                               --------------  --------------

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1998 are as follows (in thousands): 1999--$23,033; 2000-- $32,429; 2001--$38,929;
2002--$49,429 and 2003--$92,030.

    The Notes which are carried at cost, had a fair value of approximately $534 million at September 30, 1998, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

    In connection with the acquisition of Merit, the Company (i) terminated its Credit Agreement; (ii) repaid all loans outstanding pursuant to Merit's existing credit agreement; (iii) completed a tender offer for the Old Notes; (iv) completed a tender offer for the Merit Outstanding Notes; (v) entered into the New Credit Agreement providing for Credit Facilities of up to $700 million; and
(vi) issued the Notes. See Note 2--"Acquisitions and Joint Ventures--Merit Acquisition."

    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $33.0 million, net of income tax benefit, during fiscal 1998, to write off unamortized deferred financing costs related to terminating the previous credit agreement and extinguishing the Old Notes, to record the tender premium and related costs of extinguishing the Old Notes and to record the gain on extinguishment of the 7.5% Swiss Bonds.

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

    The Notes are general unsecured senior subordinated obligations of the Company. The Notes are limited in aggregate principal amount to $625 million and will mature on February 15, 2008. Interest on the Notes accrues at the rate of 9.0% per annum and is payable semi-annually on each February 15 and

August 15, commencing on August 15, 1998. The Notes were originally issued as unregistered securities and later exchanged for securities which were registered with the Securities and Exchange Commission. Due to a delay in the registration of the Notes to be exchanged, the Company was required to increase the interest rate on the Notes by 100 basis points per annum for the period from July 13, 1998 through November 9, 1998, the date of issuance of the Notes to be exchanged.

    The Notes are redeemable at the option of the Company. The Notes may be redeemed at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, during the twelve-month period beginning on February 15 of the years indicated below:

                                                               REDEMPTION
                            YEAR                                 PRICES
------------------------------------------------------------  -------------
2003........................................................        104.5%
2004........................................................        103.0%
2005........................................................        101.5%
2006 and thereafter.........................................        100.0%

    In addition, at any time and from time to time prior to February 15, 2001, the Company may, at its option, redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price (expressed as a percentage of the principal amount) of 109%, plus accrued and unpaid interest with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount of Notes remains outstanding immediately after the occurrence of such redemption and that such redemption occurs within 60 days of the date of the closing of any such equity offering.

    The Indenture for the Notes limits, among other things: (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries; (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its restricted subsidiaries and the redemption of certain subordinated obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens; and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indenture for the Notes also prohibits certain restrictions on distributions from restricted subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.

    The Company recorded extraordinary losses of approximately $5.3 million, net of tax, during fiscal 1997 to write off unamortized deferred financing costs related to its previous credit agreement and for costs related to paying off the variable rate secured notes.

    The Company leases certain of its operating facilities, some of which may be purchased during the lease term or at expiration of the leases. The book value of the capital leased assets was approximately $3.3 million at September 30, 1998. The leases, which expire at various dates through 2069, generally require the Company to pay all maintenance, property and tax insurance costs.

    At September 30, 1998, aggregate amounts of future minimum payments under operating leases were as follows: 1999--$31.1 million; 2000--$27.2 million; 2001--$23.2 million; 2002--$19.0 million; 2003--$14.5 million; subsequent to
2003--$65.5 million.

    Rent expense for the years ended September 30, 1996, 1997 and 1998 was $18.7 million, $19.2 million and $30.6 million, respectively.

8. STOCKHOLDERS' EQUITY

    Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, $.25 par value per share, and 10 million shares of preferred stock, without par value. No shares of preferred stock have been issued as of September 30, 1998.

    COMMON STOCK

    The Company is prohibited from paying dividends on its Common Stock under the terms of the Indenture and New Credit Agreement except under certain limited circumstances.

    1992 STOCK OPTION PLAN

    The 1992 Stock Option Plan provided for the issuance of approximately 3.4 million options to purchase shares of Common Stock. A summary of changes in options outstanding and other related information is as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------
                                                     1996             1997           1998
                                               ----------------  ---------------  -----------
Balance, beginning of period.................           715,516          368,990      368,990
  Canceled...................................         --               --             --
  Exercised..................................          (346,526)       --            (362,990)
                                               ----------------  ---------------  -----------
Balance, end of period.......................           368,990          368,990        6,000
                                               ----------------  ---------------  -----------
                                               ----------------  ---------------  -----------

Option prices, end of period.................  $    4.36-$22.75  $   4.36-$22.75  $     22.75
Price range of exercised options.............  $   4.36-$16.875        --         $      4.36
Average exercise price.......................  $           4.59        --         $      4.36

    The exercise price of certain options would have been reduced upon termination of employment of a certain optionee without cause. The Company records compensation expense for the difference between the exercise price of these options and the fair value of the Company's common stock until the measurement date is known. Such compensation expense was included in stock option expense (credit) in the Company's statements of operations until such options were exercised in August 1998.

    Options issued pursuant to the 1992 Stock Option Plan are exercisable upon vesting and expire through October 2000. As of September 30, 1998, 100% of the options outstanding were vested.

    1994 STOCK OPTION PLAN

    The 1994 Stock Option Plan provided for the issuance of approximately 1.3 million options to purchase shares of Common Stock. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------
                                           1996                 1997                 1998
                                    -------------------  -------------------  -------------------
Balance, beginning of period......            1,162,331              948,669            1,028,494
  Granted.........................              161,000              341,166          --
  Canceled........................             (330,162)             (87,498)            (298,276)
  Exercised.......................              (44,500)            (173,843)             (49,001)
                                    -------------------  -------------------  -------------------
Balance, end of period............              948,669            1,028,494              681,217
                                    -------------------  -------------------  -------------------
                                    -------------------  -------------------  -------------------

Option prices, end of period......  $    15.687-$27.875  $    15.687-$27.718  $    15.687-$27.718
  Price range of exercised
    options.......................  $    15.687-$27.875  $    15.687-$27.875  $    16.125-$22.875
  Average exercise price..........  $             20.70  $             22.20  $            19.903

    Options granted under the 1994 Stock Option Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the first three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than ten years after the date of grant. As of September 30, 1998, 88.5% of the options outstanding were vested.

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

                                                   YEAR ENDED SEPTEMBER 30
                                  ----------------------------------------------------------
                                        1996               1997                 1998
                                  ----------------  -------------------  -------------------
Balance, beginning of period....         --                   1,298,500            1,411,292
  Granted.......................         1,413,000              310,667               50,000
  Canceled......................          (114,500)             (96,125)             (42,000)
  Exercised.....................         --                    (101,750)            (178,375)
                                  ----------------  -------------------  -------------------
Balance, end of period..........         1,298,500            1,411,292            1,240,917
                                  ----------------  -------------------  -------------------
                                  ----------------  -------------------  -------------------

Option prices, end of period....  $   15.75-$24.00  $     15.75-$30.875  $     15.75-$30.875
Price range of exercised
  options.......................         --         $    18.125-$18.875  $     15.75-$25.156
Average exercise price..........         --         $            18.348  $            18.568

    Options granted under the 1996 Plan are exercisable to the extent vested. An option vests at the rate of 25% of the shares covered by the option on each of the four anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than November 30, 2005.

    The 1996 Plan provides that the options granted thereunder, upon the occurrence of certain events, vest and become fully exercisable upon the "sale, lease, transfer of other disposition... of all or substantially all" of the Company's assets. Based upon a review of relevant Delaware case law, the Company believes that substantial uncertainty existed regarding whether the Crescent Transactions, which are described in Note 3, constituted a "sale ... of all or substantially all" of the Company's assets. Accordingly, the Company's Board of Directors determined it should treat the Crescent Transactions as such an event in order to eliminate the risk of a dispute. Options outstanding under the 1996 Plan immediately vested upon closing the Crescent Transactions. As of September 30, 1998, 94.5% of the options outstanding under the 1996 Plan were vested.

    1997 STOCK OPTION PLAN

    The 1997 Stock Option Plan (the "1997 Plan") provides for the issuance of
1.5 million options to purchase shares of the Company's Common Stock. Options must be granted on or before December 31, 2000. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------------
                                                              1997                1998
                                                       ------------------  -------------------
Balance, beginning of period.........................          --                      988,333
Granted..............................................             988,333              396,000
Canceled.............................................          --                     (652,055)
                                                       ------------------  -------------------
Balance, end of period...............................             988,333              732,278
                                                       ------------------  -------------------
                                                       ------------------  -------------------

Option prices, end of period.........................  $    24.375-$31.00  $    22.328-$31.063

    Options granted under the 1997 Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than February 28, 2007. As of September 30, 1998, 42.9% of the options outstanding under the 1997 Plan were vested. Certain of the options granted under the 1997 stock option plan were granted prior to the stockholder approval date. The measurement date for purposes of measuring compensation expense for such grants under the 1997 Stock Option Plan was the date of stockholder approval, which resulted in compensation expense of approximately $0.5 million and $0.2 million in fiscal 1997 and 1998, respectively.

    1998 STOCK OPTION PLAN

    The 1998 Stock Option Plan (the "1998 Plan") provides for the issuance of
1.0 million options to purchase shares of the Company's Common Stock. Options must be granted on or before December 31, 2001. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:

                                                                                YEAR ENDED
                                                                              SEPTEMBER 30,
                                                                                   1998
                                                                            ------------------
Balance, beginning of period..............................................          --
Granted...................................................................             890,500
Canceled..................................................................             (90,000)
                                                                            ------------------
Balance, end of period....................................................             800,500
                                                                            ------------------
                                                                            ------------------
Option prices, end of period..............................................  $    14.56-$22.875

    Options granted under the 1998 Plan are exercisable to the extent vested. An option vests over the period specified in each stock option grant. Options must be exercised no later than December 31, 2008. As of September 30, 1998, 8.3% of the options outstanding under the 1998 Plan were vested.

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

    A summary of the 1997 ESPP is as follows:

   OFFERING                                                      OPTIONS     EXERCISE
    PERIOD              BEGAN                  ENDED            EXERCISED      PRICE
---------------  -------------------  -----------------------  -----------  -----------
       1         January 2, 1997      June 30, 1997                73,410   $    19.125
       2         August 1, 1997       December 31, 1997            26,774   $    19.125
       3         January 1, 1998      June 30, 1998                43,800   $   18.4875
       4         July 1, 1998         December 31, 1998            --           --

    The number of options granted and the option price for the fourth offering period will be determined on December 31, 1998 when the option price is known.

    1992 DIRECTORS' STOCK OPTION PLAN AND DIRECTORS' UNIT AWARD PLAN

    The 1992 Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 175,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the Common Stock on the date of grant. During fiscal 1996, 1997 and 1998, no options were granted. As of September 30, 1998, 125,000 options were outstanding at exercise prices ranging from $14.56 to $22.875. No options were exercised during fiscal 1996, 1997 and 1998.

    Options granted can be exercised from the date of vesting until February 1, 2003. No options can be granted after December 31, 1995. Options vest 20% when granted and an additional 20% on each successive February 1 for a period of four years, if the optionee continues to serve as a non-employee director on the applicable February 1. Unvested options vest in full in certain instances of termination. As of September 30, 1998, 96.0% of the options outstanding were vested.

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

    1996 DIRECTORS' STOCK OPTION PLAN

    The 1996 Directors' Stock Option Plan provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 250,000 shares of the Company's Common Stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of a share of the Common Stock on the date of grant. During fiscal 1996, 175,000 options were granted at exercise prices ranging from $18.25 to $23.375. During fiscal 1997, 25,000 options were granted at an exercise price of $30.812. During fiscal 1998, 50,000 options were granted at an exercise prices ranging from $20.25 to $22.4375. As of September 30, 1998, 250,000 options were outstanding at exercise prices ranging from $18.25 to $30.812. No options were exercised during fiscal 1996, 1997 or 1998.

    Options granted can be exercised from the date of vesting until November 30, 2005. No options can be granted after December 31, 1999. Options vest at the rate of 25% of the shares covered on each of the four anniversary dates of the grant of the option if the optionee continues to serve as a non-employee director on such dates. Options vest in full in certain instances of termination. As of September 30, 1998, 41.7% of the options outstanding were vested.

    RIGHTS PLAN

    The Company adopted a Share Purchase Rights Plan in fiscal 1992 (the "Rights Plan"). Pursuant to the Rights Plan, each share of Common Stock also represents one Share Purchase Right (collectively, the "Rights"). The Rights trade automatically with the underlying shares of Common Stock. Upon becoming exercisable, but prior to the occurrence of certain events, each Right initially entitles its holder to buy one share of Common Stock from the Company at an exercise price of $60.00. The Rights will be distributed and become exercisable only if a person or group acquires, or announces its intention to acquire, Common Stock exceeding certain levels, as specified in the Rights Plan. Upon the occurrence of such events, the exercise price of each Right reduces to one-half of the then current market price. The Rights also give the holder certain rights in an acquiring company's common stock. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to the distribution of the Rights. The Rights have no voting power until exercised.

    COMMON STOCK WARRANTS

    The Company issued 114,690 warrants in fiscal 1992 which expire on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's Common Stock. The 2002 Warrants have an exercise price of $5.24 per share. During fiscal 1996, 1997 and 1998, 4,320, 1,397 and 1,553 shares were issued, respectively, upon the exercise of 2002 Warrants. At September 30, 1998, 18,920 of the 2002 Warrants were outstanding.

    The 2006 Warrants, which expire on September 1, 2006, were subject to certain adjustments, and accordingly, 146,791 of such warrants are currently outstanding with an exercise price of $38.70 per share.

    Crescent and COI each have the right to purchase 1,283,311 shares of Common Stock (2,566,622 shares in aggregate) at a warrant exercise price of $30 per share (subject to adjustment pursuant to antidilution provisions). The Crescent Warrants will be exercisable at the following times and in the following amounts:

                                     NUMBER OF SHARES OF
          DATE FIRST                     COMMON STOCK                       END OF
         EXERCISABLE                ISSUABLE UPON EXERCISE             EXERCISE PERIOD
           JUNE 17,                      OF WARRANTS                       JUNE 17,
------------------------------  ------------------------------  ------------------------------
             1998                             30,000                         2001
             1999                             62,325                         2002
             2000                             97,114                         2003
             2001                            134,513                         2004
             2002                            174,678                         2005
             2003                            217,770                         2006
             2004                            263,961                         2007
             2005                            313,433                         2008
             2006                            366,376                         2009
             2007                            422,961                         2009
             2008                            483,491                         2009

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

    During fiscal 1998, the Company repurchased an aggregate of 696,600 shares of its common stock in the open market for approximately $14.4 million. Those transactions were funded with cash on hand.

    In January 1998, the Company issued an aggregate of 2,831,516 shares of treasury stock to the then existing minority stockholders of Green Spring to effect the Green Spring Minority Stockholder Conversion. See Note 2, "Acquisitions."

INCOME (LOSS) PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. Income per common share for fiscal 1996 and 1997 have been restated to conform to FAS 128 as required. The effect of adopting FAS 128 was not material.

    The following table presents the components of weighted average common shares outstanding-- diluted:

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                       1996       1997       1998
                                                                                     ---------  ---------  ---------
Weighted average common shares outstanding--basic..................................     31,014     28,781     30,784
Common stock equivalents--stock options............................................        563        676        399
Common stock equivalents--warrants.................................................         19         17         15
                                                                                     ---------  ---------  ---------
Weighted average common shares outstanding--diluted................................     31,596     29,474     31,198
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    Options to purchase approximately 2,051,000 shares of common stock at $23.00-$31.0625 per share were outstanding during fiscal 1998 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. Approximately 1,341,000 of these options, which expire between fiscal 2001 and 2009, were still outstanding at September 30, 1998.

    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during fiscal 1998 but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market price of the common shares. The warrants, which expire between fiscal 2000 and 2009, were still outstanding at September 30, 1998.

    The Company owned a 61% equity interest in Green Spring Health Services, Inc. ("Green Spring") during the periods presented above. The four minority stockholders of Green Spring had the options to exchange their ownership interests in Green Spring for 2,831,516 shares of the Company's common stock or $65.1 million of subordinated notes (the "Exchange Option"). The Exchange Option was considered a potentially dilutive security since the Company acquired Green Spring in December 1995 for the purpose of computing diluted income per common share. The Exchange Option was anti-dilutive for all periods presented and, therefore, was excluded from the respective diluted income per common share calculations.

    Each of the minority stockholders of Green Spring exercised the Exchange Option in January 1998, which resulted in the issuance of 2,831,516 shares of the Company's common stock. See Note 2-- "Acquisitions and Joint Ventures--Green Spring."

    On November 17, 1998, the Company's Board of Directors approved the repricing of stock options outstanding under the Company's existing stock option plans (the "Stock Option Repricing"). Each holder of 10,000 or more stock options that was eligible to participate in the Stock Option Repricing was required to forfeit a percentage of outstanding stock options as follows:

           Directors, including the Chief Executive           40%
-          Officer....................................

-          Named Executive Officers...................        30%

-          Holders of 50,000 or more stock options....        25%

-          Holders of 10,000-49,999 stock options.....        15%

    The Stock Option Repricing was consummated on December 8, 1998 based on the fair value of the Company's Common Stock on such date. Approximately 1.7 million outstanding stock options were repriced to $8.41 and approximately 0.5 million outstanding stock options were forfeited as a result of the Stock Option Repricing. Each participant in the Stock Option Repricing is precluded from exercising repriced stock options until June 8, 1999.

    STOCK-BASED COMPENSATION

    Effective October 1, 1996, the Company adopted the disclosure requirements of FAS 123. FAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards granted in fiscal 1996, 1997 and 1998. Pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma net income per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

    Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

                                                              1996       1997        1998
                                                            ---------  ---------  ----------
Reported:
  Income before extraordinary items.......................  $  32,383  $   4,755  $   13,732
  Net income (loss).......................................     32,383       (498)    (19,283)
Income (loss) per common share--basic:
  Income before extraordinary items.......................       1.04       0.17        0.45
  Net income (loss).......................................       1.04      (0.02)      (0.63)
Income (loss) per common share--diluted:
  Income before extraordinary items.......................       1.02       0.16        0.44
  Net income (loss).......................................       1.02      (0.02)      (0.62)

Pro Forma:
  Income (loss) before extraordinary items................     28,835     (3,721)      9,787
  Net income (loss).......................................     28,835     (8,974)    (23,228)
Income (loss) per common share--basic:
  Income (loss) before extraordinary items................       0.93      (0.13)       0.32
  Net income (loss).......................................       0.93      (0.31)      (0.76)
Income (loss) per common share--diluted:
  Income (loss) before extraordinary items................       0.91      (0.13)       0.31
  Net income (loss).......................................       0.91      (0.31)      (0.75)

    The fair values of the stock options and ESPP options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                            1996        1997         1998
                                                          ---------  -----------  -----------
Risk-free interest rate.................................         6%           6%         4.5%
Expected life...........................................    5 years    5.5 years      4 years
Expected volatility.....................................        35%          30%          50%
Expected dividend yield.................................         0%           0%           0%

    The weighted average fair value of options granted during fiscal 1996, 1997 and 1998 was $6.85, $9.67 and $9.53, respectively.

    Stock option activity for all plans for 1996, 1997 and 1998 was as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------------------------
                                                1996                      1997                      1998
                                      ------------------------  ------------------------  -------------------------

                                                    WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                    AVERAGE
                                                    EXERCISE                  EXERCISE                   EXERCISE
                                        OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS        PRICE
                                      -----------  -----------  -----------  -----------  ------------  -----------
Balance, beginning of period........    2,002,847   $   15.32     2,916,159   $   17.92      4,122,109   $   20.13
Granted.............................    1,749,000       19.05     1,665,166       24.24      1,386,500       24.22
Canceled............................     (444,662)      21.20      (183,623)      20.84     (1,082,331)      23.66
Exercised...........................     (391,026)       6.37      (275,593)      20.26       (590,366)       9.90
                                      -----------               -----------               ------------
Balance, end of period..............    2,916,159       17.92     4,122,109       20.13      3,835,912       22.23
                                      -----------               -----------               ------------
                                      -----------               -----------               ------------
Exercisable, end of period..........      926,195       14.75     2,419,711       17.65      2,375,919       20.89
                                      -----------               -----------               ------------
                                      -----------               -----------               ------------

    Stock options outstanding on September 30, 1998:

                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------  ------------------------
                                                   WEIGHTED
                                                    AVERAGE       WEIGHTED                  WEIGHTED
            RANGE OF                               REMAINING       AVERAGE                   AVERAGE
            EXERCISE                              CONTRACTUAL     EXERCISE                  EXERCISE
              PRICE                  OPTIONS         LIFE           PRICE       OPTIONS       PRICE
---------------------------------  -----------  ---------------  -----------  -----------  -----------
$14.56-$20.44                      1,288,579            6.70      $   18.21     1,181,081   $   18.15
$20.50-$23.00                      1,265,722            7.61          22.32       635,557       22.34
$23.06-$31.06                      1,281,611            8.51          26.24       559,281       25.04
                                   -----------                                -----------
$14.56-$31.06                      3,835,912            7.60          22.23     2,375,919       20.89
                                   -----------                                -----------
                                   -----------                                -----------

9. INCOME TAXES

    The provision for income taxes consisted of the following (in thousands):

                                                                YEAR ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                               1996       1997       1998
                                                            ----------  ---------  ---------
Income taxes currently payable:
  Federal.................................................  $    6,900  $  11,148  $   3,462
  State...................................................      (1,139)     3,959      1,794
  Foreign.................................................       3,779      3,678      2,340
Deferred income taxes:
  Federal.................................................      15,313     (6,670)    11,117
  State...................................................         807     (2,569)     1,320
  Foreign.................................................          35       (308)        --
                                                            ----------  ---------  ---------
                                                            $   25,695  $   9,238  $  20,033
                                                            ----------  ---------  ---------
                                                            ----------  ---------  ---------

    A reconciliation of the Company's income tax provision to that computed by applying the statutory federal income tax rate is as follows (in thousands):

                                                                YEAR ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                               1996       1997       1998
                                                             ---------  ---------  ---------
Income tax provision at federal statutory income tax
  rate.....................................................  $  22,483  $   8,083  $  13,671
State income taxes, net of federal income tax benefit......       (216)       904      2,024
Foreign income taxes, net of federal income tax benefit....      2,479      2,190      1,521
Merit goodwill amortization................................         --         --      4,410
Other--net.................................................        949     (1,939)    (1,593)
                                                             ---------  ---------  ---------
Income tax provision.......................................  $  25,695  $   9,238  $  20,033
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    As of September 30, 1998, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $476 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2018 and are subject to examination by the Internal Revenue Service. In addition, the Company also has estimated tax NOL carryforwards of approximately $151 million available to reduce the federal taxable income of Merit and its subsidiaries. These NOL carryforwards expire in 2010 through 2018 and are subject to examination by the Internal Revenue Service. Further, these NOL carryforwards are subject to limitations on the taxable income of Merit and its subsidiaries. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered.

    Components of the net deferred income tax (assets) liabilities at September 30, 1997 and 1998 are as follows (in thousands):

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Deferred tax liabilities:
  Insurance settlements...........................................  $      8,460  $         --
  Property and depreciation.......................................            --         8,670
  Long-term debt and interest.....................................        54,820        20,388
  ESOP............................................................        11,112        12,777
  Other...........................................................        17,449         9,556
                                                                    ------------  ------------
    Total deferred tax liabilities................................        91,841        51,391
                                                                    ------------  ------------
Deferred tax assets:
  Property and depreciation.......................................        (7,123)           --
  Intangible Assets...............................................        (6,785)       (8,992)
  Operating loss carryforwards....................................      (111,251)     (250,512)
  Self-insurance reserves.........................................       (30,918)       (9,534)
  Restructuring costs.............................................       (22,990)       (4,071)
  Other...........................................................       (38,924)      (39,561)
                                                                    ------------  ------------
  Total deferred tax assets.......................................      (217,991)     (312,670)
                                                                    ------------  ------------
  Valuation allowance.............................................       124,992       163,893
                                                                    ------------  ------------
  Deferred tax assets after valuation allowance...................       (92,999)     (148,777)
                                                                    ------------  ------------
  Net deferred tax assets.........................................  $     (1,158) $     97,386
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Internal Revenue Service is currently examining the Company's income tax returns for fiscal 1992 and 1993 and expects a report to be issued during fiscal 1999. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations, including a potential reduction in the amount of NOL carryforwards. The Company believes the examinations could result in a reduction in NOL carryforwards available to offset future taxable income.

10. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1997         1998
                                                                                          -----------  -----------
Salaries, wages and other benefits......................................................  $    21,647  $    23,893
Amounts due health insurance programs...................................................       14,126        9,392
Interest................................................................................       19,739        9,271
Crescent Transactions...................................................................       14,648        3,972
CHAMPUS Adjustments.....................................................................           --       25,484
Other...................................................................................       63,761      121,518
                                                                                          -----------  -----------
                                                                                          $   133,921  $   193,530
                                                                                          -----------  -----------
                                                                                          -----------  -----------

11. MANAGED CARE INTEGRATION PLAN AND COSTS

INTEGRATION PLAN

    The Company owns three behavioral managed care organizations ("BMCOs"), Green Spring, HAI and Merit, as a result of acquisitions consummated in fiscal 1996 (Green Spring) and fiscal 1998 (HAI and Merit). The Company also owns two specialty managed care organizations, Allied and Care Management Resources, Inc. ("CMR"). Management has approved and committed the Company to a plan to combine and integrate the operations of its BMCOs and specialty managed care organizations (the "Integration Plan") that will result in the elimination of duplicative functions and will standardize business practices and information technology platforms.

    The Integration Plan will result in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 350 employees had been involuntarily terminated pursuant to the Integration Plan as of September 30, 1998, and approximately 280 positions had been eliminated by normal attrition through September 30, 1998. The remaining positions to be eliminated have been identified, and will be eliminated through a combination of normal attrition and involuntary termination.

    The employee groups of the BMCOs that are primarily affected include executive management, finance, human resources, information systems and legal personnel at the various BMCOs corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations. The Company expects to complete the specific identification of all personnel who will be involuntarily terminated by March 31, 1999 and will complete its involuntary terminations by the end of fiscal 1999.

    The Integration Plan has resulted in the closure and identified closure of approximately 20 leased facilities at the BMCOs, Allied and CMR during fiscal 1998 and 1999. The Company expects the remaining office closures, if any, to be insignificant.

    The Company has recorded approximately $21.3 million of liabilities related to the Integration Plan, of which $12.4 million was recorded as part of the Merit purchase price allocation and $8.9 million was recorded in the statement of operations under "Managed Care integration costs". The Company may record additional liabilities as a result of the Integration Plan in fiscal 1999 as final decisions regarding office closures and other contractual obligation terminations are made.

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

                                                  BALANCE                                      BALANCE
                                               SEPTEMBER 30,                                SEPTEMBER 30,
TYPE OF COST                                       1997          ADDITIONS     PAYMENTS          1998
-------------------------------------------  -----------------  -----------  -------------  --------------
Employee termination benefits..............      $      --       $  13,009     $  (6,819)     $    6,190
Facility closing costs.....................             --           8,008          (533)          7,475
Other......................................             --             244           (75)            169
                                                     -----      -----------  -------------  --------------
                                                 $      --       $  21,261     $  (7,427)     $   13,834
                                                     -----      -----------  -------------  --------------
                                                     -----      -----------  -------------  --------------

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

    During the year ended September 30, 1998, the Company incurred approximately $8.1 million, in other integration costs, including long-lived asset impairments of approximately $2.4 million, and outside consulting costs of approximately $4.1 million. The asset impairments relate primarily to identifiable intangible assets and leasehold improvements that no longer have value and have been written off as a result of the Integration Plan.

12. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows (in thousands):

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                1996       1997         1998
                                                                              ---------  ---------  ------------
                                                                                                    (UNAUDITED)
Income taxes paid, net of refunds received..................................  $   9,299  $  18,406   $   11,116
Interest paid, net of amounts capitalized...................................     56,248     54,378       95,153
Long-term debt assumed in connection with acquisitions......................     12,100         --           --
Non-cash Transactions:
Initial capital contribution to CBHS, primarily property and equipment, less
  assumed liabilities.......................................................         --      5,281           --
Common Stock in Treasury issued in connection with the purchase of the
  remaining 39% interest in Green Spring Health Services, Inc...............         --         --       63,496

13. COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are included in reserve for unpaid claims in the Company's balance sheet and are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the

Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1997 and 1998 was approximately $56.1 million and $34.6 million, respectively. The carrying amount of accrued medical malpractice claims was $47.7 million and $26.2 million at September 30, 1997 and 1998, respectively. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During fiscal 1996, 1997 and 1998, the Company recorded reductions in malpractice claim reserves of approximately $15.3 million, $7.5 million and $4.1 million, respectively, as a result of updated actuarial estimates. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice and certain other governmental agencies are currently conducting inquiries and/ or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions. In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company arising out of such litigation, civil suits and governmental inquiries. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

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

    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the federal False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint, alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint was based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. On the Company's motion, the Court ordered the parties to participate in mediation of the matter. As a result of the mediation, the parties reached a settlement. Pursuant to the settlement, the Company paid approximately $4.8 million in August 1998. Furthermore, Charter Orlando (now operated by CBHS) will not seek reimbursement for services provided to patients covered under the Medicare program for a period of up to fifteen months. The Company has agreed to reimburse CBHS for the resulting loss of revenues during such period. The Company has an accrued liability of approximately $2.3 million as of September 30, 1998 for this reimbursement.

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint (the "Stephens Case") alleges that the Defendants violated Section I of the Sherman Act by engaging in a conspiracy to fix the prices at which the defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. On May 12, 1998, the District Court granted the Defendants' motion to dismiss the complaint with prejudice. On May 27, 1998, the plaintiffs filed a notice of appeal of the District Court's dismissal of their complaint with the United States Second Circuit Court of Appeals. On November 16, 1998, the Second Circuit court issued a Summary Order affirming the District Court's decision. The plaintiffs have not filed a petition for rehearing, and the time allotted for doing so has expired. The plaintiffs have 90 days from the date of judgment to file a petition for certiorari with the United States Supreme Court. The plaintiffs have not indicated whether they will file such a petition. If no petition is filed, or if a filed petition is denied, this matter will have been concluded. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    On May 26, 1998, the counsel representing the plaintiffs in the Stephens Case filed an action in the United States District Court for the District of New Jersey on behalf of a group of thirteen plaintiffs who also purport to represent an uncertified class of psychiatrists, psychologists and clinical social workers. This complaint alleges substantially the same violations of federal antitrust laws by the same nine managed behavorial healthcare organizations that are the defendants in the Stephens Case. The Defendants believe the factual and legal issues involved in this case are substantially similar to those involved in the Stephens Case. The Defendants intend to vigorously defend themselves in this litigation. On August 28, 1998, the defendants filed a joint motion requesting that the case be: (1) transferred to the Southern District of New York; (2) alternatively, that all proceedings be stayed pending the Second Circuit's determination of the Stephens Case appeal, given the RES JUDICATA effect of the Stephens Case dismissal; and (3) if the Court proceeds with the case, that the complaint be dismissed for failure to state a claim for substantially the same reasons as in the Stephens Case. The plaintiffs have opposed this motion, which was argued on November 23, 1998. At the conclusion of the November 23 hearing, the Court ruled that the case should be transferred to the Southern District of New York. The Defendants' motion to dismiss was deemed withdrawn without prejudice to its resubmission in the Southern District. The plaintiffs have stated that they intend to appeal the Court's transfer order to the United States District

Court for the District of New Jersey. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $25.5 million as of September 30, 1998 for CHAMPUS Adjustments. While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Gerald L. McManis, a director of the Company, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm. During fiscal 1996, 1997 and 1998, MAI provided consulting services to the Company with respect to the development of strategic plans and a review of the Company's business processes. The Company incurred approximately $287,000, $865,000 and $85,000 in fees for such services and related expenses during fiscal 1996, 1997 and 1998, respectively.

    G. Fred DiBona, Jr., a director of the Company, is a Director and the President and Chief Executive Officer of Independence Blue Cross ("IBC"), a health insurance company.

    IBC owned 16.67% of Green Spring prior to December 13, 1995. On December 13, 1995, IBC sold 4.42% of its ownership interest in Green Spring to the Company for $5,376,000 in cash. IBC had a cost basis of $3,288,000 in the 4.42% ownership interest sold to the Company. The Exchange Option described previously gave IBC the right to exchange its ownership interest in Green Spring for a maximum of 889,456 shares of Common Stock or $20,460,000 in subordinated notes through December 13, 1998. IBC exercised its Exchange Option in January 29, 1998 for Magellan Common Stock valued at approximately $17.9 million.

    IBC and its affiliated entities contract with Green Spring for provider network, care management and medical review services pursuant to contractual relationships entered into on July 7, 1994 with terms of up to five years. During the period from December 14, 1995 through September 30, 1996, fiscal 1997 and fiscal 1998, IBC and its affiliated entities made payments to Green Spring of approximately $29.2 million, $48.0 million and $54.7 and owed Green Spring approximately $13.6 million and $13.5 at September 30, 1997 and 1998, respectively. Green Spring recorded revenue of approximately $32.8 million, $47.4 million and $54.6 million from IBC during fiscal 1996, 1997 and 1998, respectively.

    On July 7, 1994, IBC sold a subsidiary to Green Spring in exchange for a $15 million promissory note. As of September 30, 1998, $3 million remained outstanding under such promissory note and is due and payable on July 7, 1999.

    Darla D. Moore, a director of the Company since February 1996, is the spouse of Richard E. Rainwater, Chairman of the Board of Crescent and the largest stockholder of the Company (13.1% beneficial ownership as of September 30, 1998). Because of her relationship to Mr. Rainwater, Ms. Moore did not participate in any Board action taken with respect to the Crescent Transactions.

    Daniel S. Messina, a director of the Company, is the Chief Financial Officer of Aetna. Mr. Messina became a director of the Company in December 1997. On December 4, 1997, the Company consummated the purchase of HAI, formerly a unit of Aetna, for approximately $122.1 million.

    The Company may be required to make additional contingent payment of up to $60.0 million annually to Aetna over the five-year period subsequent to closing. The amount and timing of the payments will be contingent upon net increases in the HAI's covered lives in specified products. The consideration paid for HAI was determined through arm's length negotiations that considered, among other factors, the historical and projected income of HAI. The consideration paid by the Company was determined by the Board with the advice of management and the Company's investment bankers.

    Aetna and its affiliated entities contract with the Company for various behavioral managed care services pursuant to contractual relationships, the most material of which is the Master Service Agreement, which was entered into on December 4, 1997. During fiscal 1998, Aetna and its affiliated entities paid the Company approximately $72.3 million for such services. As of September 30, 1998. Aetna and its affiliated entities owed the Company approximately $0.8 million. The Company recorded revenue of approximately $69.2 million from Aetna during fiscal 1998.

15. BUSINESS SEGMENT INFORMATION

    The Company operates through five reportable segments engaging in (i) the behavioral managed healthcare business, (ii) the human services business, (iii) the specialty managed healthcare business, (iv) the healthcare franchising business and (v) the healthcare provider business. The behavorial managed healthcare segment provides behavioral managed care services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The human services segment provides therapeutic foster care services and residential and day services to individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities. The speciality managed healthcare segment provides managed care services to health plans and insurance companies for chronic medical conditions. The healthcare franchising segment "franchises" the CHARTER system of behavioral healthcare, which includes call center management, clinical outcomes monitoring and advertising and marketing services. The healthcare provider segment provides behavioral healthcare services to people in the U.S., United Kingdom and Switzerland.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on profit or loss from operations before depreciation, amortization, interest, stock option expense (credit), managed care integration costs, gain or loss on asset sales, other unusual items, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

    The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business has (i) different marketing strategies due to differences in types of customers and (ii) different capital resource needs.

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

                             BEHAVIORAL                 SPECIALTY
                               MANAGED       HUMAN       MANAGED     HEALTHCARE    HEALTHCARE     CORPORATE
                             HEALTHCARE    SERVICES    HEALTHCARE   FRANCHISING     PROVIDER      OVERHEAD    CONSOLIDATED
                             -----------  -----------  -----------  ------------  -------------  -----------  -------------
1996
Net revenue................  $   230,755  $    69,813  $   --        $   --       $   1,044,711  $   --        $ 1,345,279
Segment profit (loss)......       25,589        9,910      --            --             198,651      (34,786)      199,364
Equity in loss of
 unconsolidated
 subsidiary................       (2,005)     --           --            --            --            --             (2,005)
Capital expenditures.......        6,018        1,964      --            --              21,737        9,082        38,801

                                BEHAVIORAL               SPECIALTY
                                  MANAGED      HUMAN      MANAGED     HEALTHCARE   HEALTHCARE    CORPORATE
                                HEALTHCARE   SERVICES   HEALTHCARE   FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
                                -----------  ---------  -----------  ------------  -----------  -----------  -------------
1997
Net revenue...................  $   369,974  $  88,331   $  --        $   22,739   $   729,652  $   --        $ 1,210,696
Segment profit (loss).........       37,019     10,695      (2,303)       10,964       147,053      (25,578)      177,850
Equity in loss of
  unconsolidated
  subsidiaries................       (5,567)    --          --            (8,122)      --           --            (13,689)
Total assets..................      231,543     39,454       2,366        19,134       271,555      331,568       895,620
Investment in unconsolidated
  subsidiaries................         (658)    --          --            16,878       --           --             16,220
Capital expenditures..........        9,548      1,880         567           195        18,172        2,986        33,348

                              BEHAVIORAL                  SPECIALTY
                                MANAGED        HUMAN       MANAGED     HEALTHCARE   HEALTHCARE    CORPORATE
                              HEALTHCARE     SERVICES    HEALTHCARE   FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
                             -------------  -----------  -----------  ------------  -----------  -----------  -------------
1998
Net revenue................  $   1,039,038  $   141,032  $   143,503   $   55,625   $   133,256  $   --        $ 1,512,454
Segment profit (loss)......        137,192       15,493        3,128       14,676        26,379      (15,750)      181,118
Equity in income (loss) of
 unconsolidated
 subsidiaries..............         12,859      --           --           (31,878)      --           --            (19,019)
Total assets...............      1,356,259      119,356      106,184        1,941       150,095      182,455     1,916,290
Investment in
 unconsolidated
 subsidiaries..............         10,125      --           --            --           --           --             10,125
Capital expenditures.......         27,535        8,391        3,937        1,483         2,219          648        44,213

    The following tables reconcile segment profit to consolidated income before provision for income taxes, minority interest and extraordinary items:

1996
Segment profit...................................................................  $ 199,364
Depreciation and amortization....................................................    (48,924)
Interest, net....................................................................    (48,017)
Stock option expense.............................................................       (914)
Unusual items....................................................................    (37,271)
                                                                                   ---------
  Income before provision for income taxes,
    minority interest and extraordinary items....................................  $  64,238
                                                                                   ---------
                                                                                   ---------

1997
Segment profit...................................................................  $ 177,850
Depreciation and amortization....................................................    (44,861)
Interest, net....................................................................    (45,377)
Stock option expense.............................................................     (4,292)
Loss on Crescent Transactions....................................................    (59,868)
Unusual items....................................................................       (357)
                                                                                   ---------
  Income before provision for income taxes, minority interest and extraordinary items........................................................................  $  23,095
                                                                                   ---------
                                                                                   ---------

1998
Segment profit...................................................................  $ 181,118
Depreciation and amortization....................................................    (54,885)
Interest, net....................................................................    (75,375)
Stock option credit..............................................................      5,623
Managed care integration costs...................................................    (16,962)
Unusual items....................................................................       (458)
                                                                                   ---------
  Income before provision for income taxes, minority interest and extraordinary items........................................................................  $  39,061
                                                                                   ---------
                                                                                   ---------

    Revenue generated and long-lived assets located in foreign countries are not material. Revenues from one customer of the Company's behavioral managed healthcare segment represented 10.1% of the Company's consolidated revenues for fiscal 1998.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1998. The second quarter and third quarter of fiscal 1997 include unusual items of approximately $1.4 million and ($1.0) million, respectively. The third quarter of fiscal 1997 also includes a $59.9 million loss on the Crescent Transactions. See Notes 3 and 5 for an explanation of these items. The fourth quarter of 1997 includes increases to income before income taxes and minority interest for revenue and bad debt expense adjustments of approximately $6.4 million relating to a change in estimate for contractual allowances and allowance for doubtful accounts in the Company's provider business. The third and fourth quarters of fiscal 1998 include unusual items of $(3.0) million and $3.5 million, respectively. See Note 5 for an explanation of these items. The second, third, and fourth quarters of fiscal 1998 included managed care integrations cost of $11.0 million, $1.3 million and $4.7 million, respectively. See Note 11 for an explanation of these costs. Net revenue and cost of care were both reduced from amounts previously reported in the first, second and third quarters of fiscal 1998 by $4.4 million, $0.1 million and $4.1 million, respectively.

                                                                                FISCAL QUARTERS
                                                               --------------------------------------------------
                                                                  FIRST       SECOND        THIRD       FOURTH
                                                               -----------  -----------  -----------  -----------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Net revenue..................................................  $   346,819  $   349,922  $   324,921  $   189,034
Income (loss) before extraordinary items.....................        7,141       11,892      (24,441)      10,163
Net income (loss)............................................        4,191       11,892      (26,744)      10,163
Income (loss) per common share--basic:
  Income (loss) before extraordinary items...................         0.25         0.41        (0.85)        0.35
  Net income (loss)..........................................         0.15         0.41        (0.93)        0.35
Income (loss) per common share--diluted:
  Income (loss) before extraordinary items...................         0.25         0.41        (0.85)        0.33
  Net income (loss)..........................................         0.14         0.41        (0.93)        0.33

1998
Net revenue..................................................  $   211,737  $   372,153  $   470,679  $   457,885
Income (loss) before extraordinary items.....................        7,628       (2,292)       7,410          986
Net income (loss)............................................        7,628      (35,307)       7,410          986
Income (loss) per common share--basic:
  Income (loss) before extraordinary items...................         0.26        (0.07)        0.24         0.03
  Net income (loss)..........................................         0.26        (1.14)        0.24         0.03
Income (loss) per common share--diluted:
  Income (loss) before extraordinary items...................         0.26        (0.07)        0.23         0.03
  Net Income (loss)..........................................         0.26        (1.14)        0.23         0.03

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE MEMBERS OF
  CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC:

    We have audited the accompanying consolidated balance sheets of Charter Behavioral Health Systems, LLC (a Delaware limited liability corporation) and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, changes in members' capital (deficit) and cash flows for the period June 17, 1997 to September 30, 1997 and for the year ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Behavioral Health Systems, LLC and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for the period June 17, 1997 to September 30, 1997 and for the year ended September 30, 1998, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

ATLANTA, GEORGIA
DECEMBER 3, 1998

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1997         1998
                                                                                          -----------  -----------
                                                      ASSETS
Current Assets:
  Cash, including cash equivalents of $15,477 in 1997 and $9,117 in 1998,
    at cost, which approximates market value............................................  $    23,443  $    13,493
  Accounts receivable, less allowance for doubtful accounts of $17,605
    in 1997 and $33,548 in 1998.........................................................      107,961      120,187
  Accounts receivable from Magellan.....................................................        5,090           --
  Supplies..............................................................................        2,313        2,665
  Prepaid expenses......................................................................        9,385       10,538
  Other current assets..................................................................          345          236
                                                                                          -----------  -----------
      Total Current Assets..............................................................      148,537      147,119

Property and Equipment:
  Buildings and improvements............................................................       11,879        9,616
  Equipment.............................................................................        7,121       11,924
                                                                                          -----------  -----------
                                                                                               19,000       21,540
  Accumulated depreciation..............................................................         (662)      (2,916)
                                                                                          -----------  -----------
                                                                                               18,338       18,624
  Construction in progress..............................................................           86        2,524
                                                                                          -----------  -----------
      Total Property and Equipment......................................................       18,424       21,148

Other Long-Term Assets..................................................................        6,471        6,699

Goodwill, net of accumulated amortization of $3 in 1997 and $17 in 1998.................          286          294

Deferred Financing Fees, net of accumulated amortization of $115 in 1997 and $513 in
  1998..................................................................................        1,876        1,878
                                                                                          -----------  -----------
                                                                                          $   175,594  $   177,138
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
                                                                                            1997          1998
                                                                                         -----------  ------------
                                    LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
Current Liabilities:
  Accounts payable.....................................................................  $    34,864  $     54,443
  Accounts payable to Magellan.........................................................           --        36,857
  Accrued liabilities..................................................................       33,578        47,279
  Current maturities of long-term debt and capital lease obligations...................           55         2,800
                                                                                         -----------  ------------
    Total Current Liabilities..........................................................       68,497       141,379

Long-Term Debt and Capital Lease Obligations...........................................       65,860        67,200

Reserve for Unpaid Claims..............................................................        2,686        10,812

Deferred Rent..........................................................................        3,956        17,054

Long-Term Obligations to Lessor........................................................          803         3,803

Minority Interest and Other Long-Term Liabilities......................................           36         3,768

Members' Capital (Deficit):
  Preferred interests..................................................................       35,000        35,000
  Common interests.....................................................................       15,000        15,000
  Accumulated deficit..................................................................      (16,244)     (116,878)
                                                                                         -----------  ------------
    Total Members' Capital (Deficit)...................................................       33,756       (66,878)
                                                                                         -----------  ------------
                                                                                         $   175,594  $    177,138
                                                                                         -----------  ------------
                                                                                         -----------  ------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                  106 DAYS ENDED     YEAR ENDED
                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       1997             1998
                                                                                 ----------------  --------------
Net revenue....................................................................    $    213,730     $    730,447
                                                                                 ----------------  --------------
Costs and expenses:
  Salaries, supplies and other operating expenses..............................         170,619          606,628
  Franchise fees--Magellan.....................................................          22,739           78,584
  Crescent Lease expense.......................................................          16,919           56,133
  Bad debt expense.............................................................          17,437           63,895
  Depreciation and amortization................................................             668            5,693
  Interest, net................................................................           1,592            5,263
  Unusual items................................................................              --           11,125
                                                                                 ----------------  --------------
                                                                                        229,974          827,321
                                                                                 ----------------  --------------
Loss before minority interest..................................................         (16,244)         (96,874)
Minority interest..............................................................              --               41
                                                                                 ----------------  --------------
Net loss.......................................................................         (16,244)         (96,915)
Preferred dividend requirement.................................................              --            3,719
                                                                                 ----------------  --------------
Net loss applicable to common members..........................................    $    (16,244)    $   (100,634)
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

        CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL (DEFICIT)

                                 (IN THOUSANDS)

                                                                                  106 DAYS ENDED     YEAR ENDED
                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       1997             1998
                                                                                 ----------------  --------------
Preferred Interests:
  Balance, beginning of period.................................................    $         --     $     35,000
  Issuance of cumulative redeemable preferred
    interests--Magellan........................................................          17,500               --
  Issuance of cumulative redeemable preferred
    interests--COI.............................................................          17,500               --
                                                                                       --------    --------------
  Balance, end of period.......................................................          35,000           35,000
                                                                                       --------    --------------

Common Interests:
  Balance, beginning of period.................................................              --           15,000
  Capital contribution--Magellan...............................................           7,500               --
  Capital contribution--COI....................................................           7,500               --
                                                                                       --------    --------------
  Balance, end of period.......................................................          15,000           15,000
                                                                                       --------    --------------

Accumulated Deficit:
  Balance, beginning of period.................................................              --          (16,244)
  Net loss applicable to common members........................................         (16,244)        (100,634)
                                                                                       --------    --------------
  Balance, end of period.......................................................         (16,244)        (116,878)
                                                                                       --------    --------------

Total Members' Capital (Deficit)...............................................    $     33,756     $    (66,878)
                                                                                       --------    --------------
                                                                                       --------    --------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  106 DAYS ENDED     YEAR ENDED
                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       1997             1998
                                                                                 ----------------  --------------
Cash Flows From Operating Activities
  Net loss.....................................................................    $    (16,244)     $  (96,915)
                                                                                       --------    --------------
    Adjustments to reconcile net loss to net cash used in operating activities:
    (Gain) loss on sale of businesses..........................................            (355)          2,688
    Depreciation and amortization..............................................             668           5,693
    Non-cash interest expense..................................................             115             398
    Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
      Accounts receivable, net.................................................         (98,504)         (5,318)
      Accounts receivable/payable to Magellan..................................          (5,090)         41,947
      Other current assets.....................................................          (5,089)         (1,096)
      Other long-term assets...................................................          (4,565)           (275)
      Accounts payable and accrued liabilities.................................          53,791          30,848
      Reserve for unpaid claims................................................           2,686           8,126
      Deferred rent............................................................           3,956          13,098
      Minority interest, net of dividends paid.................................              --             (25)
      Other liabilities........................................................             800              43
                                                                                       --------    --------------
      Total adjustments........................................................         (51,587)         96,127
                                                                                       --------    --------------
        Net cash used in operating activities..................................         (67,831)           (788)
                                                                                       --------    --------------
Cash Flows From Investing Activities
  Capital expenditures.........................................................            (149)         (9,549)
  Purchase of information systems equipment from Magellan......................          (5,000)             --
  Purchase of net assets from Magellan.........................................         (11,288)             --
  Proceeds from sale of businesses, net of transaction costs...................              --           1,160
  Acquisition of businesses, net of cash acquired..............................              --          (5,327)
                                                                                       --------    --------------
        Net cash used in investing activities..................................         (16,437)        (13,716)
                                                                                       --------    --------------
Cash Flows From Financing Activities
  Payments on debt and capital lease obligations...............................             (16)            (46)
  Proceeds from issuance of debt, net of issuance costs........................          98,009           4,600
  Proceeds from capital contributions--Magellan................................           2,218              --
  Proceeds from capital contributions--COI.....................................           7,500              --
                                                                                       --------    --------------
        Net cash provided by financing activities..............................         107,711           4,554
                                                                                       --------    --------------
Net increase(decrease) in cash and cash equivalents............................          23,443          (9,950)
Cash and cash equivalents at beginning of period...............................              --          23,443
                                                                                       --------    --------------
Cash and cash equivalents at end of period.....................................    $     23,443      $   13,493
                                                                                       --------    --------------
                                                                                       --------    --------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated financial statements of Charter Behavioral Health Systems, LLC ("CBHS" or the "Company"), a Delaware limited liability corporation, include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company provides behavioral healthcare services in the United States. The Company's principal services include group and individual inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment and residential services.

    On June 17, 1997 the Company began operations pursuant to a series of transactions (the "Crescent Transactions") between Magellan Health Services, Inc. ("Magellan"), Crescent Real Estate Equities Limited Partnership ("Crescent") and Crescent Operating, Inc. ("COI"). The Crescent Transactions provided for the following:

-- Magellan sold to Crescent 80 behavioral healthcare facilities (76 operating and four held for sale) ("Purchased Facilities") and related medical office buildings formerly operated by Magellan.

-- The Company operates the Purchased Facilities and the Contributed Facilities (defined below) (together the "Facilities"). The Company is owned equally by Magellan and COI.

-- Magellan contributed to the Company certain property and intangible rights used in connection with the Facilities with a net book value of approximately $5.0 million in exchange for its equity interest in CBHS. The property that was contributed by Magellan included five acute care psychiatric hospitals and other ancillary facilities that Magellan leased from third parties (together the "Contributed Facilities"). The Company also purchased certain assets from Magellan relating to Magellan's information systems subsidiary for $5.0 million.

-- COI contributed $5.0 million of cash as its initial equity investment in the Company.

-- CBHS entered into a service agreement with Magellan pursuant to which the Company manages Magellan's interest in certain joint ventures with unaffiliated third parties, including joint ventures that operate or manage ten behavioral healthcare facilities. Magellan is the general partner or managing entity of such joint ventures.

-- CBHS leased the Purchased Facilities from Crescent under an initial 12-year lease term with four renewal terms of five years each ("Crescent Lease"). CBHS pays annual base rent to Crescent, which was initially $41.7 million and increases at 5% compounded annually (See Note 5).

-- CBHS and certain of its subsidiaries entered into franchise agreements with Magellan (the "Franchise Agreements") pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols and pay Magellan annual franchise fees, subject to increase, of approximately $78.3 million (See Note 6). The franchise fees due Magellan are subordinate to the payment of rent due Crescent.

-- Both Magellan and COI contributed an additional $2.5 million in cash to the capital of CBHS. In addition, each made a commitment to loan CBHS up to $17.5 million each, for a period of five years. Such loans were made to CBHS by each for $17.5 million ("Member Loans") and, effective September 30, 1997, were converted to cumulative redeemable preferred interests (See Note
    8).

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements during the 106 days ended September 30, 1997 and the year ended September 30, 1998, the Company has incurred losses from operations, and therefore, the Company has a significant accumulated deficit at September 30, 1998. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company believes its cash flows and profitability are influenced by the cyclical nature of the behavioral healthcare provider business, with a reduced demand for certain services generally occurring during the first fiscal quarter around major holidays and during the summer months comprising the fourth fiscal quarter. Management has formulated and implemented a business plan to reduce overhead and add new lines of business to improve the cash flows and the profitability of the Company. Additionally, the Company is actively pursuing additional sources of capital and/or borrowings.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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

NET REVENUE

    Net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. Net revenue in fiscal 1998 included a charge of $0.7 million for the settlement and adjustment of reimbursement issues related to the previous fiscal period. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

ADVERTISING COSTS

    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $6.4 million and $20.3 million for the 106 days ended September 30,1997 and for the year ended September 30, 1998, respectively.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CHARITY CARE

    The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the 106 days ended September 30, 1997 and for the year ended September 30, 1998, the Company provided, at its established billing rates, approximately $5.3 million and $28.4 million, respectively, of such care.

INTEREST, NET

    The Company records interest expense net of interest income. Interest income for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 was approximately $0.2 million and $0.3 million, respectively.

CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

CONCENTRATION OF CREDIT RISK

    Accounts receivable from patient revenue subject the Company to a concentration of credit risk with third-party payors that include insurance companies, managed healthcare organizations and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally three to ten years for equipment. Leasehold improvements are amortized over the useful lives of the related assets or the terms of the leases, whichever is shorter. Depreciation and amortization expense was $0.7 million and $5.7 million for the 106 days ended September 30, 1997 and for the year ended September 30, 1998, respectively.

INTANGIBLE ASSETS

    Intangible assets are composed principally of goodwill and deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 years. Deferred financing costs are the costs incurred by the Company to obtain and amend its credit agreement (See Note 5) and are amortized over the term of the related agreement (five years).

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate that the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company for the 106 days ended September 30, 1997 or for the year ended September 30, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company estimates that the carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated their fair values as of the date of the balance sheets due to the relatively short maturity of these instruments.

3.  ACQUISITIONS, JOINT VENTURES AND DIVESTITURES

ACQUISITIONS

    On September 28, 1998, the Company acquired four inpatient behavioral healthcare facilities, two related transitional care businesses and a behavioral healthcare contract management business (collectively "Acquired Hospitals") from Ramsay Health Care, Inc. The purchase price for the Acquired Hospitals was approximately $5.3 million. The Company accounted for the acquisition using the purchase method of accounting. The operating results of the Acquired Hospitals are included in the Company's Consolidated Statements of Operations since the date of acquisition.

JOINT VENTURES

    Effective September 2, 1998, the Company entered into a hospital-based behavioral healthcare joint venture ("Brentwood JV") with Brentwood Behavioral Healthcare, LLC. The Company contributed certain assets from an existing behavioral healthcare facility in Shreveport, Louisiana, to the joint venture in exchange for its 50% interest in the Brentwood JV. The Company subsequently closed its Shreveport, Louisiana, facility. The Company accounts for its investment in the Brentwood JV using the equity method.

DIVESTITURES

    On September 30, 1997, the Company sold the operations of a 60-bed behavioral healthcare hospital in Sioux Falls, South Dakota, for $422,000. Proceeds from the sale were not received until October 2, 1997. The transaction resulted in a gain of $355,000.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

4.  UNUSUAL ITEMS

    The following table summarizes the unusual items recorded during the year ended September 30, 1998 (in thousands):

                                                                                  YEAR ENDED
                                                                                SEPTEMBER 30,
                                                                                     1998
                                                                                --------------
Purchase Terminations.........................................................    $    4,450
Severance.....................................................................         3,002
Divestitures..................................................................         2,688
Other.........................................................................           985
                                                                                --------------
                                                                                  $   11,125
                                                                                --------------
                                                                                --------------

PURCHASE TERMINATIONS

    In the first quarter of fiscal 1998, the Company recorded a charge of approximately $2.1 million related to expenses incurred in connection with a terminated acquisition of an unrelated entity. In the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $2.3 million related to expenses incurred in connection with terminated transactions with Magellan and COI that included (i) the purchase of Magellan's franchise operations relating to the "CHARTER" system and certain other assets, (ii) termination of the Franchise Agreements, (iii) the sale of Magellan's equity interest in CBHS to COI and (iv) review of the potential to obtain new capital for the Company (collectively the "Magellan Buyout"). See Note 12.

SEVERANCE

    The Company recorded charges of approximately $3.0 million during fiscal 1998 related to severance and related benefits for employees who were terminated during fiscal 1998 pursuant to planned overhead reductions.

DIVESTITURES

    In June 1998, the Company sold a 77-bed behavioral healthcare facility in Virginia for approximately $0.8 million which resulted in a loss of approximately $2.7 million.

OTHER

    In the fourth quarter of fiscal 1998, the Company accrued approximately $0.8 million for estimated expenses incurred in connection with the settlement of various litigation matters. Also in the fourth quarter of fiscal 1998, the Company closed and consolidated one behavioral health care operation in Texas and recorded charges of approximately $0.2 million related to severance and related benefits and closure costs.

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

5. LONG-TERM DEBT AND LEASE OBLIGATIONS

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 and 1998 is as follows (in thousands):

                                                                                                SEPTEMBER 30,
                                                                                             --------------------
                                                                                               1997       1998
                                                                                             ---------  ---------
Revolving Credit Agreement due through 2002 (6.90234% to 7.59375%).........................  $  65,000  $  70,000
10.5% Capital lease obligations............................................................        915         --
                                                                                             ---------  ---------
                                                                                                65,915     70,000
  Less amounts due within one year.........................................................         55      2,800
                                                                                             ---------  ---------
                                                                                             $  65,860  $  67,200
                                                                                             ---------  ---------
                                                                                             ---------  ---------

The aggregate scheduled maturities of long-term debt during the five years subsequent to September 30, 1998 are as follows (in thousands): 1999--$2,800; 2000--$0; 2001--$0, 2002--$67,200; 2003--$0.

    The Company's debt is carried at cost which approximates fair market value.

REVOLVING CREDIT AGREEMENTS

    On June 17, 1997, the Company entered into a credit agreement (the "Revolving Credit Agreement") with certain financial institutions for a five-year senior secured revolving credit facility in an aggregate committed amount of $100 million. Effective September 30, 1998, the Revolving Credit Agreement was amended to provide for, among other things, modification of financial covenant levels and increases in interest rates.

    The maximum amount allowed to be borrowed under the Revolving Credit Agreement is based on a working capital calculation. At September 30, 1998, the Company did not have any amounts available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement is secured by the tangible and intangible personal property, including accounts receivable, owned by the Company.

    The loans outstanding under the Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 2.75% or the Alternative Base Rate ("ABR"), as defined, plus 1.75%. Interest on ABR loans is payable at the end of each fiscal quarter. Interest on LIBOR-based loans is payable at the end of their respective terms, but at a minimum of every three months.

COVENANTS

    The Revolving Credit Agreement contains a number of restrictive covenants which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combinations. The Revolving Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Revolving Credit Agreement, as amended, at September 30, 1998. Budget projections prepared by management for the fiscal year ending September 30, 1999 estimate that the Company will be in

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

5. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED) compliance with all debt covenants under the Revolving Credit Agreement, as amended, during fiscal 1999. Management believes that its budget projections for fiscal 1999 are reasonable and achievable, however, there can be no assurances that such projections will be achieved. If the Company were to fail to achieve such budget projections during fiscal 1999, the Company could become in noncompliance with certain debt covenants resulting in an event of default under the Revolving Credit Agreement.

CRESCENT LEASE

    Effective June 17, 1997, the Company entered into an agreement to lease the Purchased Facilities from Crescent under an initial 12-year lease term with four renewal terms of five years each. The Crescent Lease requires the Company to pay all maintenance, property tax and insurance costs.

    The base rent for the first year of the initial term was $41.7 million and increases at 5% compounded annually. The Company accounts for the Crescent Lease as an operating lease and accordingly, records base rent expense on a straight-line basis over the lease term. Effective December 1, 1997, Crescent and the Company amended the Crescent Lease to delete the requirement for the Company to pay an additional annual rent of $20.0 million. This amendment has no impact on future commitments for the Company as it remains directly liable for the capital expenditures and other obligations under the Crescent Lease which were to be funded by the additional annual rent.

OTHER LEASES

    The Company also leases certain of its operating facilities other than the Purchased Facilities. The leases, which expire at various dates through 2027, generally require the Company to pay all maintenance, property tax and insurance costs.

    In connection with the purchase of the Acquired Hospitals, CBHS entered into an agreement to lease a behavioral healthcare facility under an initial eight-year lease term with two renewal terms of four years each. The lease requires the Company to pay all maintenance, property tax and insurance costs. The base rent is $270,000, subject to increases for inflation. The Company accounts for the lease as an operating lease.

    At September 30, 1998, aggregate amounts of future minimum payments under operating leases were as follows (in thousands): 1999--$49,225; 2000--$49,719; 2001--$50,562; 2002--$52,597; 2003--$54,972; subsequent to 2003--$367,948.

    Rent expense for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 was $20.0 million and $67.4 million, respectively.

6. FRANCHISE FEES--MAGELLAN

    Effective June 17, 1997, the Company and certain of its subsidiaries entered into franchise agreements with Magellan, pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols. The franchise agreements provide, among other things, that:

    - Magellan agrees to use its commercially reasonable best efforts, subject to applicable law, to cause CBHS and such subsidiaries to have "preferred provider" status in connection with

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

6. FRANCHISE FEES--MAGELLAN (CONTINUED)
       Magellan's managed behavioral healthcare business on a basis substantially consistent with existing agreements for such business.

    - Magellan agrees to operate or provide a toll free "800" telephone number and call center as a means of assisting customers to locate the places of business of franchisees.

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

    Franchise fees payable by the Company are the greater of (i) $78.3 million, subject to increases for inflation; or (ii) $78.3 million, plus 3% of gross revenues over $1 billion and not exceeding $1.2 billion and 5% of gross revenues over $1.2 billion. Pursuant to a subordination agreement, franchise fees generally are subordinated to base rent under the Crescent lease and the 5% annual increase.

    The initial term of the franchise agreements is 12 years with four renewal terms of five years each.

    Pursuant to the provisions of the franchise agreement, the Company must pay additional franchise fees to Magellan on management contract agreements entered into during the term of the Franchise Agreement ("Managed Business"). Managed Business franchise fees payable by the Company are 15% or 30% of the Managed Business total fees less total direct costs for contract locations within or outside of the Company's existing franchise territories, respectively. Managed Business franchise fees expense was $0 and $0.3 million for the 106 days ended September 30, 1997 and for the year ended September 30, 1998, respectively.

    On December 22, 1997, Magellan and the Company entered into a management agreement relating to the operation of the "call centers" formerly operated by Magellan. The Company received $5.9 million as consideration for performing the various obligations relating to the "call centers" for the 18-month period ended June 21, 1999.

    The Company has not made total monthly franchise fee payments to Magellan since February 1998, and, as a result, is in default under the franchise agreements. Franchise fee arrearages are approximately $38.0 million at September 30, 1998. In addition to other remedies, whenever franchise fees are past due for any reason in the amount of $6.0 million or more, Magellan has the right to prohibit any incentive compensation to CBHS management and prohibit any vesting of CBHS management equity. Whenever fees are past due in the amount of $18.0 million or more, Magellan has the right to prohibit any salary increases for key personnel of CBHS, prohibit any additional hiring by CBHS, and prohibit any new direct or indirect hospital acquisitions or joint ventures participation. If franchise fees are past due in an amount greater than $24.0 million, Magellan has the right to require a 5% cutback on budgeted

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

6. FRANCHISE FEES--MAGELLAN (CONTINUED)
expenses under the then-current approved CBHS annual budget, require monthly approval of expenditures of CBHS, including capital and operating expenditures, and require the transfer of control and management of CBHS and CBHS franchisees to Magellan.

    During the fourth quarter of fiscal 1998, due to the franchise fee arrearages, Magellan exercised its limited management rights under the franchise agreements and, with CBHS's board of directors' support, made operational and management changes at CBHS. Subsequent to September 30, 1998, Magellan notified the CBHS board of directors that it was relinquishing its exercise of limited management rights of CBHS.

7. BENEFIT PLAN

    The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to voluntarily contribute up to 15% of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation.

    During the year ended September 30, 1998, the Company made contributions of approximately $2.7 million to the 401(k) Plan.

8. CUMULATIVE REDEEMABLE PREFERRED INTERESTS

    Effective September 30, 1997, Magellan and COI each agreed to exchange their respective Member Loans for cumulative redeemable preferred interest ("Preferred Interests") in the Company. The Preferred Interests are callable in whole at the Company's option on or after April 1, 1998, at an amount equal to the initial amount plus all accrued dividends thereon. Each holder of Preferred Interests receives preferential allocation of the Company's profits computed at 10% per annum on a cumulative basis, compounded monthly. In addition, each Preferred Interests has a similar preferred position in the event of dissolution of the Company. The Company recorded approximately $3.7 million in fiscal 1998 relating to this dividend requirement, which is all unpaid and included in Other Long-Term Liabilities at September 30, 1998.

9. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1998
                                                                         ---------  ---------
Salaries and wages.....................................................  $  18,220  $  20,334
Property taxes.........................................................      4,874      5,157
Interest...............................................................        333        105
Other..................................................................     10,151     21,683
                                                                         ---------  ---------
                                                                         $  33,578  $  47,279
                                                                         ---------  ---------
                                                                         ---------  ---------

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

10. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 is as follows (in thousands):

                                                                                  106 DAYS ENDED     YEAR ENDED
                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       1997             1998
                                                                                 ----------------  --------------
Interest paid..................................................................     $    1,291       $    5,561
Exchange of debt for cumulative preferred interest--COI........................         17,500               --
Exchange of debt for cumulative preferred interest--Magellan...................         17,500               --
Initial capital contribution from Magellan, primarily property and equipment
  less assumed liabilities.....................................................          5,282               --
Account receivable for the sale of facility....................................            386               --
Accrued dividend requirement on cummulative redeemable preferred interests.....             --            3,719
Capital lease obligation assigned with sale of facility........................             --              874

11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As part of the Crescent Transactions, (i) certain items of working capital were purchased from Magellan, (ii) the Company agreed to collect Magellan's patient accounts receivable outstanding as of the closing date for a fee of 5% of cash collections and (iii) the Company agreed to manage Magellan's interest in certain joint ventures for a management fee. Included in net revenues for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 are approximately $5.0 million and $2.0 million, respectively, of these collection fee revenues and approximately $2.1 million and $5.5 million, respectively, of these joint venture management fees.

    The Company had a net receivable from Magellan as of September 30, 1997 of approximately $5.1 million and a net payable to Magellan as of September 30, 1998 of approximately $36.9 million. This receivable/payable results from (i) amounts due for the management of Magellan's joint ventures as of September 30, 1997 and 1998, (ii) amounts due for the collection fees on Magellan's patient accounts receivable as of September 30, 1997 and 1998, (iii) receivable for the settlement of working capital related matters as of September 30, 1997 and 1998,
(iv) receivable for the reimbursement effect associated with the collection fees as of September 30, 1997 and 1998 and (v) payable for the franchise fees as of September 30, 1998.

    Effective April 1, 1998, the Company entered into an agreement with Green Spring Health Services, Inc. ("Green Spring"), a wholly-owned subsidiary of Magellan, for managed mental health, substance abuse and employee assistance plan services for the Company's employees. During fiscal 1998, the Company paid approximately $0.1 million to Green Spring for these services.

    John C. Goff was the Chairman of CBHS and the Vice Chairman of both Crescent and COI. During fiscal 1998, the Company paid approximately $0.4 million to John Goff for salary and related benefits. In November 1998, Mr. Goff resigned his position on the CBHS board. Richard P. Knight, the Chief Financial Officer of COI, was appointed to fill the vacancy on the CBHS board left by Mr. Goff's resignation. Jeffrey L. Stevens of COI was subsequently elected Chairman of CBHS.

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

12. COMMITMENTS AND CONTINGENCIES

    The Company carries general and professional liability insurance from an unrelated commercial insurance carrier with a self insured retention of $1.5 million per occurrence and $8.0 million in the aggregate, on a claim made basis. In addition, the Company has an umbrella policy with coverage up to $75.0 million per occurrence and in the aggregate.

    Magellan and the predecessor to the Company's Orlando, Florida facility (the "Orlando Facility") were named as defendants in a complaint entitled United States of America ex rel. Francine M. Mettevis and Rhea Rowan v. Charter Hospital of St. Louis, Inc. et al. The action was filed on November 6, 1994 as a qui tam action in the United States District court for the Middle District of Florida. Magellan, the Department of Justice, and the Company entered into a settlement of the action in August 1998. Pursuant to the settlement agreement, Magellan paid the government $4.75 million and the Company entered into a Corporate Integrity Agreement for the Orlando Facility whereby the Orlando Facility will be monitored for five years by the Department of Health and Human Services ("HHS) and the Office of the Inspector General ("OIG") as well as a concurrent reviewer. In the settlement agreement, the Company also agreed that the Orlando Facility would not bill Medicare for the treatment of Medicare patients for a period of 12 to 15 months beginning August 1, 1998 (the "Non-Billing Period"). The Company intends to seek indemnification from Magellan under the Crescent Transactions for all of the fees, costs, expenses and losses it incurs in connection with the settlement agreement and the Corporate Integrity Agreement. The Company has been reimbursed by Magellan for losses and costs it has incurred through October 1998 which relate to the services provided by the Orlando Facility to Medicare beneficiaries.

    In connection with the Magellan Buyout, Magellan and COI entered into a Support Agreement pursuant to which COI agreed, under certain conditions, to assist the Company in obtaining the funds required to consummate the contemplated transactions and to pay expenses incurred in obtaining such funds. On August 19, 1998, Magellan and COI each announced the termination of negotiations regarding the Magellan Buyout. On November 5, 1998, Magellan notified COI that Magellan believes COI owes CBHS $2.3 million for the reimbursement of expenses incurred by the Company in connection with attempts to obtain financing for the contemplated transactions. COI disputes this matter which will be sent to arbitration. See Note 4.

    In April 1998, following the death of a patient at the Company's Greensboro, North Carolina facility ("Greensboro Facility"), the North Carolina Department of Health and Human Services ("NC HHS") conducted a survey of that facility. On April 14, 1998, the Greensboro Facility received notice that as a result of the survey, NC HHS was recommending to the Health Care Financing Administration ("HCFA") that the Greensboro Facility be excluded from participation in Medicare within 23 days. Similarly, on April 14, 1998, the Greensboro Facility received notice that as a result of the survey, NC HHS intended to revoke the Greensboro Facility's state license. In response to such notices, the Company submitted a plan of correction and refutation of deficiencies with HCFA and NC HHS, and NC HHS conducted a subsequent visit on May 4 through May 6, 1998. On May 7, 1998, the Greensboro Facility received notice from HCFA that based on the findings in the second visit, the date scheduled for involuntary termination was extended to July 7, 1998. On June 5, 1998, the Greensboro Facility entered into a settlement agreement with NCHHS which resolved all outstanding regulatory and operational issues with NCHHS and HCFA arising from the patient's death. The local District Attorney's office and the North Carolina Board of Nursing ("NCBN") have continued their separate investigations into this incident. An indictment

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) of one of the Greensboro Facility's employees has been returned while the NCBN continues its investigation. At this stage, it is not possible to predict whether any future action will be taken against the Greensboro Facility or any of its other employees involved in the patient's death, the likelihood of an unfavorable outcome, or the amount of any potential loss associated with any such action.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice and certain other governmental agencies are currently conducting inquiries and/ or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company arising out of such litigation, civil suits and governmental inquiries. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS--MAGELLAN

                                 (IN THOUSANDS)

                                                                                  CHARGED TO
                                                      BALANCE AT    CHARGED TO      OTHER                     BALANCE AT
                                                       BEGINNING    COSTS AND     ACCOUNTS--   DEDUCTIONS--     END OF
CLASSIFICATION                                         OF PERIOD     EXPENSES      DESCRIBE      DESCRIBE       PERIOD
----------------------------------------------------  -----------  ------------  ------------  -------------  -----------
Year ended September30, 1996:
  Allowance for doubtful accounts...................   $  48,741    $   81,470(D)  $   22,761(A)  $   103,236(B)  $  50,548
                                                                                         812(C)
                                                      -----------  ------------  ------------  -------------  -----------
                                                       $  48,741    $   81,470    $   23,573    $   103,236    $  50,548
                                                      -----------  ------------  ------------  -------------  -----------
                                                      -----------  ------------  ------------  -------------  -----------
Year ended September30, 1997:
  Allowance for doubtful accounts...................   $  50,548    $   46,211(D)  $   19,373(A)  $    89,114(B)  $  40,311
                                                                    $   21,400(E)                     5,164(F)
                                                                                                      2,943(G)
                                                      -----------  ------------  ------------  -------------  -----------
                                                       $  50,548    $   67,611    $   19,373    $    97,221    $  40,311
                                                      -----------  ------------  ------------  -------------  -----------
                                                      -----------  ------------  ------------  -------------  -----------
Year ended September30, 1998:
  Allowance for doubtful accounts...................   $  40,311    $    4,977(D)  $   15,031(A)  $    24,440(B)  $  34,867
                                                                                       4,376(C)        5,388(F)
                                                      -----------  ------------  ------------  -------------  -----------
                                                       $  40,311    $    4,977    $   19,407    $    29,828    $  34,867
                                                      -----------  ------------  ------------  -------------  -----------
                                                      -----------  ------------  ------------  -------------  -----------

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

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS-CBHS

                                 (IN THOUSANDS)

                                                                            ADDITIONS
                                                                     ------------------------
                                                                                  CHARGED TO
                                                        BALANCE AT   CHARGED TO      OTHER                   BALANCE AT
                                                         BEGINNING    COSTS AND    ACCOUNTS-   DEDUCTIONS-       END
CLASSIFICATION                                           OF PERIOD     EXPENSE     DESCRIBE      DESCRIBE     OF PERIOD
------------------------------------------------------  -----------  -----------  -----------  ------------  -----------
106 days ended September 30, 1997:
  Allowance for doubtful accounts.....................   $      --    $  17,437    $      39(A)  $      843(B)  $  17,605
                                                                                         972(C)
                                                        -----------  -----------  -----------  ------------  -----------
                                                         $      --    $  17,437    $   1,011    $      843    $  17,605
                                                        -----------  -----------  -----------  ------------  -----------
                                                        -----------  -----------  -----------  ------------  -----------
Year ended September 30, 1998:
  Allowance for doubtful accounts.....................   $  17,605    $  63,895    $   4,035(A)  $   51,987(B)  $  33,548
                                                        -----------  -----------  -----------  ------------  -----------
                                                         $  17,605    $  63,895    $   4,035    $   51,987    $  33,548
                                                        -----------  -----------  -----------  ------------  -----------
                                                        -----------  -----------  -----------  ------------  -----------

------------------------

(A) Recoveries of amounts previously charged to income.

(B) Accounts written off.

(C) Allowance for doubtful accounts assumed in purchase of net assets from Magellan.