Form 10-Q
period 1998-12-31
MAGELLAN HEALTH SERVICES INC
filed 1999-02-16
CIK 19411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-6639

                            ------------------------

                         MAGELLAN HEALTH SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             58-1076937
      (State or other jurisdiction of        (I.R.S. Employer Identification
       Incorporation or organization)                     No.)

         3414 PEACHTREE ROAD, N.E.                        30326
                 SUITE 1400                            (Zip Code)
              ATLANTA, GEORGIA
  (Address of principal executive offices)

                                 (404) 841-9200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Registrant's common stock outstanding as of January 29, 1999 was 31,777,788.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------

PART I--FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheets--
    September 30, 1998 and December 31, 1998............................................................            1

  Condensed Consolidated Statements of Operations--
    For the Three Months ended December 31, 1997 and 1998...............................................            2

  Condensed Consolidated Statements of Cash Flows--
    For the Three Months ended December 31, 1997 and 1998...............................................            3

  Notes to Condensed Consolidated Financial Statements..................................................            4

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................................................................           17

PART II--OTHER INFORMATION:

  Item 6.--Exhibits and Reports on Form 8-K.............................................................           29

  Signatures............................................................................................           30

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1998
                                                                                      -------------  ------------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.........................................................   $    92,050    $   49,358
  Accounts receivable, net..........................................................       174,846       172,990
  Restricted cash and investments...................................................        89,212       132,099
  Refundable income taxes...........................................................         4,939            --
  Other current assets..............................................................        38,677        33,916
                                                                                      -------------  ------------
      Total Current Assets..........................................................       399,724       388,363
Assets restricted for settlement of unpaid claims and other liabilities.............        37,910        33,978
Property and equipment, net of accumulated depreciation of $60,100 at September 30,
  1998 and $60,231 at December 31, 1998.............................................       177,169       156,436
Deferred income taxes...............................................................        97,386        94,069
Investments in unconsolidated subsidiaries..........................................        11,066        31,814
Other long-term assets..............................................................        35,415        18,751
Goodwill, net.......................................................................       992,431     1,067,085
Other intangible assets, net........................................................       165,189       160,447
                                                                                      -------------  ------------
                                                                                       $ 1,916,290    $1,950,943
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................................   $    42,873    $   33,593
  Accrued liabilities...............................................................       193,530       242,199
  Medical claims payable............................................................       195,330       191,384
  Income taxes payable..............................................................            --           681
  Current maturities of long-term debt and capital lease obligations................        23,033        29,428
                                                                                      -------------  ------------
      Total Current Liabilities.....................................................       454,766       497,285
Long-term debt and capital lease obligations........................................     1,202,613     1,156,020
Reserve for unpaid claims...........................................................        30,280        27,149
Deferred credits and other long-term liabilities....................................        14,011        74,633
Minority interest...................................................................        26,985         4,683
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none....................................................            --            --
  Common Stock, par value $0.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,898 shares at September 30, 1998 and December 31,
      1998..........................................................................         8,476         8,476
  Other Stockholders' Equity:
    Additional paid-in capital......................................................       349,651       349,663
    Accumulated deficit.............................................................      (149,238)     (145,057)
    Warrants outstanding............................................................        25,050        25,050
    Common stock in treasury, 2,289 shares at September 30, 1998 and December 31,
      1998..........................................................................       (44,309)      (44,309)
    Cumulative foreign currency adjustments included in comprehensive income........        (1,995)       (2,650)
                                                                                      -------------  ------------
      Total Stockholders' Equity....................................................       187,635       191,173
                                                                                      -------------  ------------
                                                                                       $ 1,916,290    $1,950,943
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOR THE THREE MONTHS
                                                                                 ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Net revenue.............................................................  $ 212,371  $ 463,143
                                                                          ---------  ---------
Costs and expenses:
  Salaries, cost of care and other operating expenses...................    172,331    413,216
  Equity in (earnings) losses of unconsolidated subsidiaries............     12,122     (4,982)
  Depreciation and amortization.........................................      6,969     18,391
  Interest, net.........................................................      7,401     24,109
  Stock option expense (credit).........................................     (3,959)        12
  Managed care integration costs........................................         --      1,750
  Unusual items.........................................................         --         22
                                                                          ---------  ---------
                                                                            194,864    452,518
                                                                          ---------  ---------
Income before provision for income taxes and minority interest..........     17,507     10,625
Provision for income taxes..............................................      7,003      6,037
                                                                          ---------  ---------
Income before minority interest.........................................     10,504      4,588
Minority interest.......................................................      2,876        407
                                                                          ---------  ---------
Net income..............................................................      7,628      4,181
Unrealized foreign currency adjustment, net of income tax (benefit)
  provision of $39 in 1997 and $(436) in 1998...........................         59       (655)
                                                                          ---------  ---------
Comprehensive income....................................................  $   7,687  $   3,526
                                                                          ---------  ---------
                                                                          ---------  ---------
Average number of common shares outstanding--basic......................     28,969     31,613
                                                                          ---------  ---------
                                                                          ---------  ---------
Average number of common shares outstanding--diluted....................     29,784     31,660
                                                                          ---------  ---------
                                                                          ---------  ---------
Net income per common share--basic......................................  $    0.26  $    0.13
                                                                          ---------  ---------
                                                                          ---------  ---------
Net income per common share--diluted....................................  $    0.26  $    0.13
                                                                          ---------  ---------
                                                                          ---------  ---------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               FOR THE THREE MONTHS
                                                                                                      ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................................  $   7,628  $   4,181
                                                                                               ---------  ---------
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization..........................................................      6,969     18,391
      Equity in (earnings) losses of unconsolidated subsidiaries.............................     12,122     (4,982)
      Stock option expense (credit)..........................................................     (3,959)        12
      Non-cash interest expense..............................................................        422        954
      Gain on sale of assets.................................................................         --     (1,062)
      Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
        Accounts receivable, net.............................................................    (16,304)    (6,267)
        Restricted cash and investments......................................................         --    (42,887)
        Other assets.........................................................................    (10,633)     3,289
        Accounts payable and other accrued liabilities.......................................    (27,776)    34,142
        Medical claims payable...............................................................      6,592     (3,946)
        Reserve for unpaid claims............................................................     (9,256)    (3,131)
        Income taxes payable and deferred income taxes.......................................      2,056      9,363
        Other liabilities....................................................................     (1,623)      (223)
        Minority interest, net of dividends paid.............................................      3,199        924
        Other................................................................................     (1,162)    (1,099)
                                                                                               ---------  ---------
          Total adjustments..................................................................    (39,353)     3,478
                                                                                               ---------  ---------
            Net cash provided by (used in) operating activities..............................    (31,725)     7,659
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................................................     (4,578)   (14,357)
  Acquisitions and investments in businesses, net of cash acquired and return of escrowed
    funds....................................................................................   (165,548)     6,444
  Conversion of joint ventures from consolidation to equity method...........................         --    (21,092)
  Distributions received from unconsolidated subsidiaries....................................         --      9,303
  Decrease in assets restricted for settlement of unpaid claims and other liabilities........     14,364      5,808
  Proceeds from sale of assets...............................................................         --      3,619
  Cresent Transaction costs..................................................................     (4,253)        (7)
                                                                                               ---------  ---------
        Net cash used in investing activities................................................   (160,015)   (10,282)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt, net of issuance costs......................................         --        (69)
  Payments on debt and capital lease obligations.............................................       (140)   (40,000)
  Proceeds from exercise of stock options and warrants.......................................      1,917         --
  Purchases of treasury stock................................................................    (12,456)        --
                                                                                               ---------  ---------
        Net cash used in financing activities................................................    (10,679)   (40,069)
                                                                                               ---------  ---------
Net decrease in cash and cash equivalents....................................................   (202,419)   (42,692)
Cash and cash equivalents at beginning of period.............................................    372,878     92,050
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $ 170,459  $  49,358
                                                                                               ---------  ---------
                                                                                               ---------  ---------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") for the fiscal year ended September 30, 1998, included in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to fiscal 1998 amounts to conform to fiscal 1999 presentation.

NOTE B--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the three months ended December 31, 1997 and 1998 (in thousands):

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
Income taxes paid, net of refunds received..............  $   4,752  $  (3,570)
Interest paid, net of amounts capitalized...............     21,550     12,601

NOTE C--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1998 and December 31, 1998 is as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1998
                                                                  -------------  ------------
Credit Agreement:
  Revolving Facility due through 2004...........................   $    40,000    $       --
  Term Loan Facility (7.3725% to 7.8725% at December 31, 1998)
    due through 2006............................................       550,000       550,000
  9.0% Senior Subordinated Notes due 2008.......................       625,000       625,000
  6.07% to 11.5% Mortgage and other notes payable through
    2005........................................................         4,198         4,010
  4.05% Capital lease obligations due through 2014..............         6,448         6,438
                                                                  -------------  ------------
                                                                     1,225,646     1,185,448
      Less amounts due within one year..........................        23,033        29,428
                                                                  -------------  ------------
                                                                   $ 1,202,613    $1,156,020
                                                                  -------------  ------------
                                                                  -------------  ------------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE D--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1998
                                                                  -------------  ------------
Salaries, wages and other benefits..............................   $    23,893    $   12,504
Interest........................................................         9,271        23,200
CHAMPUS adjustments.............................................        25,484        29,330
Other...........................................................       134,882       177,165
                                                                  -------------  ------------
                                                                   $   193,530    $  242,199
                                                                  -------------  ------------
                                                                  -------------  ------------

NOTE E--INCOME PER COMMON SHARE

    The following table presents the components of average number of common shares outstanding-diluted (in thousands):

                                                           THREE MONTHS
                                                              ENDED
                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1998
                                                       ---------  ---------
Average number of common shares outstanding--basic...     28,969     31,613
Common stock equivalents--stock options..............        762         39
Common stock equivalents--warrants...................         53          8
                                                       ---------  ---------
Average number of common shares
  outstanding--diluted...............................     29,784     31,660
                                                       ---------  ---------
                                                       ---------  ---------

    Options to purchase approximately 1,649,000 shares of common stock at $14.56 to $31.00 per share were outstanding during the quarter ended December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Approximately 1,315,000 of these options, which expire between fiscal 2001 and 2009, were outstanding at December 31, 1998.

    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during the quarter ended December 31, 1998, but were not included in the computation of diluted EPS because the warrants' exercise prices were greater than the average market price of the common shares. The warrants, which expire between fiscal 2000 and 2009, were outstanding at December 31, 1998.

    On November 17, 1998, the Company's Board of Directors approved the repricing of stock options outstanding under the Company's existing stock option plans which were held by current directors and full-time employees (the "Stock Option Repricing"). Each holder of 10,000 or more stock options that was

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE E--INCOME PER COMMON SHARE (CONTINUED) eligible to participate in the Stock Option Repricing was required to forfeit a percentage of outstanding stock options as follows:

- Current Directors, including the Chief Executive Officer.............         40%
- Named Executive Officers.............................................         30%
- Holders of 50,000 or more stock options..............................         25%
- Holders of 10,000-49,999 stock options...............................         15%

    The Stock Option Repricing was consummated on December 8, 1998, based on the fair market value of the Company's common stock on such date. Approximately 1.7 million outstanding stock options were repriced to $8.41 and approximately 0.5 million outstanding stock options were forfeited as a result of the Stock Option Repricing. Each participant in the Stock Option Repricing is precluded from exercising repriced stock options until June 8, 1999.

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC. The Company owned a 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") as of September 30, 1998 and December 31, 1998. The Company accounts for its investment in CBHS using the equity method.

    A summary of financial information for CBHS is as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1998
                                                                  -------------  ------------
Current assets..................................................   $   147,119    $  143,545
Property and equipment, net.....................................        21,148        21,460
Other nonconcurrent assets......................................         8,871         9,211
                                                                  -------------  ------------
      Total Assets..............................................   $   177,138    $  174,216
                                                                  -------------  ------------
                                                                  -------------  ------------
Current liabilities.............................................   $   141,379    $  152,888
Long-term debt..................................................        67,200        67,200
Other nonconcurrent liabilities.................................        35,437        47,661
Members' deficit................................................       (66,878)      (93,533)
                                                                  -------------  ------------
      Total Liabilities and Members' Deficit....................   $   177,138    $  174,216
                                                                  -------------  ------------
                                                                  -------------  ------------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1998
                                                       ---------  ---------
Net Revenue..........................................  $ 178,058  $ 182,221
                                                       ---------  ---------
Operating expenses...................................    199,664    206,290
Interest, net........................................      1,370      1,588
                                                       ---------  ---------
      Net loss before preferred member
        distribution.................................  $ (22,976) $ (25,657)
                                                       ---------  ---------
                                                       ---------  ---------
Cash provided by (used in) operating activities......  $  (2,176) $   4,904
                                                       ---------  ---------
                                                       ---------  ---------
Magellan equity loss (2).............................  $ (11,488) $      --
                                                       ---------  ---------
                                                       ---------  ---------

    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                              -------------------------------
                                                   1997             1998
                                              ---------------  --------------
Franchise fee revenue (2)...................     $  19,575       $       --
                                                   -------     --------------
Costs:
  Accounts receivable collection fees.......     $   1,054       $       93
  Hospital-based joint venture management
    fees....................................         1,630            1,319


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1998
                                              ---------------  --------------
 Due to CBHS, net (1).......................     $   1,127       $    4,244
                                                   -------     --------------
                                                   -------     --------------
  Prepaid CHARTER call center management
    fees (3)................................     $   2,953       $    5,314
                                                   -------     --------------
                                                   -------     --------------
  Net book value of leased property (4).....     $   2,850       $    7,250
                                                   -------     --------------
                                                   -------     --------------

------------------------

(1) The nature of hospital accounts receivable billing and collection processes have resulted in the Company and CBHS receiving remittances which belong to the other party. Additionally, the Company and CBHS have established a settlement and allocation process for the accounts receivable related to those patients who were not yet discharged from their treatment on June 16, 1997. These and other events result in the amount presented as due to CBHS.

(2) Franchise fees due from CBHS were approximately $38.0 million and $58.5 million as of September 30, 1998 and December 31, 1998, respectively. CBHS' independent public accountants' report on CBHS' financial statements for the year ended September 30, 1998, makes reference to uncertainty regarding CBHS' ability to continue as a going concern. The Company recorded equity in loss of its investment in CBHS until all franchise fees due from CBHS were reduced to $0 at September 30, 1998. The Company received no franchise fee payments from CBHS and recorded no franchise fee revenue related to CBHS during the three months ended December 31, 1998, due to continuing uncertainties surrounding their collectibility. Cumulative equity in losses of CBHS in excess of the

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    Company's investment in CBHS of $7.7 million ($5.1 million during the fiscal year ended September 30, 1998; $2.6 million during the three months ended Decemer 31, 1998) are not reflected in the Company's financial statements at and for the three months ended December 31, 1998, since the Company has no remaining obligation or commitment to fund CBHS and has no guarantees outstanding for any CBHS obligations.

(3) CBHS is responsible for funding substantially all of the operations of the 1-800-CHARTER call center under a management agreement (the "Call Center Management Agreement") which was entered into on December 22, 1997.

    Under the Call Center Management Agreement, CBHS agreed to fund the operations of the call center with the exceptions of capital expenditures and lease payments for an initial term of eighteen months in exchange for payment of approximately $5.9 million, which approximated the budgeted costs for the call center over the term of the agreement. In December 1998, the Call Center Management Agreement was extended for an additional twelve months at a cost to the Company of approximately $3.3 million.

(4) CBHS leased two psychiatric hospital facilities (collectively, the "CBHS Leaseholds") from the Company as of December 31, 1998, that were acquired by the Company in connection with CBHS' acquisition of certain businesses from Ramsay Health Care, Inc. on September 28, 1998. The Company paid approximately $7.2 million for the CBHS Leaseholds ($2.8 million during September 1998; $4.4 million during the quarter ended December 31, 1998). The purchase of the CBHS Leaseholds was funded primarily through distributions received from the Provider JV's (as defined). The CBHS Leaseholds are leased to CBHS for a 10-year lease term at an annual rent of $0.7 million. The Company accounted for the purchase of the CBHS Leaseholds as an investment in income producing property. Both the Company and CBHS account for these leases as operating leases.

    Under the terms of a letter agreement dated November 10, 1998, between the Company and Crescent Real Estate Funding VII, L.P. ("Crescent Funding"), Crescent Funding has agreed to purchase the CBHS Leaseholds from the Company, at the contract acquisition cost paid by the Company, upon the sale of certain other property owned by Crescent Funding and leased by CBHS at December 31, 1998. Crescent Funding is an affiliate of both Crescent Operating, Inc. ("COI"), the other 50% owner of CBHS, and Crescent Real Estate Equities, L.P. ("Crescent"), the lessor of the majority of the properties in which CBHS conducts its business.

    CHOICE BEHAVIORAL HEALTH PARTNERSHIP. The Company is a 50% partner with Value Options, Inc. in Choice Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. Choice derives all of its revenues from a contract with the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), and with TriCare, the successor to CHAMPUS. The Company accounts for its investment in Choice using the equity method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

                                                         SEPTEMBER 30, 1998  DECEMBER 31, 1998
                                                         ------------------  -----------------
Current assets.........................................      $   22,974          $  20,957
Property and equipment, net............................             345                310
                                                                -------            -------
      Total Assets.....................................      $   23,319          $  21,267
                                                                -------            -------
                                                                -------            -------
Current liabilities....................................      $   16,829          $  16,514
Partners' capital......................................           6,490              4,753
                                                                -------            -------
      Total Liabilities and Partners' Capital..........      $   23,319          $  21,267
                                                                -------            -------
                                                                -------            -------
Magellan Investment....................................      $    3,245          $   2,207
                                                                -------            -------
                                                                -------            -------

                                                                               THREE MONTHS
                                                                                   ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Net revenue................................................................      $  14,580
Operating expenses.........................................................          8,348
                                                                                   -------
      Net income...........................................................      $   6,232
                                                                                   -------
                                                                                   -------
Magellan equity income.....................................................      $   3,116
                                                                                   -------
                                                                                   -------

    The Company acquired its investment in Choice on February 12, 1998, as part of the Merit (as defined) acquisition. Accordingly, statement of operations data for the three months ended December 31, 1997, is not presented.

    PREMIER BEHAVIORAL SYSTEMS, LLC. The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1998 and December 31, 1998 was $5.8 million and $6.5 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended December 31, 1997 and 1998 was $(0.6) million and $0.7 million, respectively.

    HOSPITAL-BASED JOINT VENTURES. The Company owns non-controlling interests in five hospital-based joint ventures ("Provider JV's"). Generally, each member of the joint venture leased and/or contributed certain assets in each respective market to the joint venture with the Company becoming the managing member.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    A summary of the Provider JV's is as follows:

                                                         OWNERSHIP
MARKET                                   DATE           PERCENTAGE                    MINORITY OWNER/S
---------------------------------  -----------------  ---------------  -----------------------------------------------
Chicago, IL......................     June, 1994                75%    Naperville Health Ventures
Albuquerque, NM..................      May, 1995                67%    Columbia/HCA Healthcare Corporation
Raleigh, NC......................      June,1995                50%    Columbia/HCA Healthcare Corporation
Lafayette, LA....................    October, 1995              50%    Columbia/HCA Healthcare Corporation
Anchorage, AK....................    August, 1996               57%    Columbia/HCA Healthcare Corporation

    The Provider JV's results of operations were included in the Company's consolidated financial statements from inception, less minority interest, through September 30, 1998. On October 1, 1998, the Provider JV's were converted from consolidation to the equity method of accounting. See "Management's Discussion and Analysis--Recent Accounting Pronouncements--EITF 96-16".

    The Company's ownership interests in the Provider JV's have been managed by CBHS for a fee equivalent to Magellan's portion of the joint ventures' earnings since June 17, 1997.

    A summary of financial information for the Company's aggregate investment in the Provider JV's is as follows (in thousands):

                                                                             DECEMBER 31, 1998
                                                                             -----------------
Current assets.............................................................     $    21,026
Property and equipment, net................................................          23,761
Other noncurrent assets....................................................           2,196
                                                                                   --------
      Total Assets.........................................................     $    46,983
                                                                                   --------
                                                                                   --------
Current liabilities........................................................     $    10,413
Partners' capital..........................................................          36,570
                                                                                   --------
      Total Liabilities and Partners' Capital..............................     $    46,983
                                                                                   --------
                                                                                   --------
Magellan Investment........................................................     $    20,455
                                                                                   --------
                                                                                   --------


                                                                               THREE MONTHS
                                                                                   ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Net revenue................................................................     $    14,845
Operating expenses.........................................................          12,604
                                                                                   --------
      Net income...........................................................     $     2,241
                                                                                   --------
                                                                                   --------
Magellan equity income.....................................................     $     1,199
                                                                                   --------
                                                                                   --------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE G--ACQUISITIONS

    MANAGED CARE ACQUISITIONS. During fiscal 1998, the Company acquired the following businesses in its Behavioral Managed Healthcare ("Behavioral") and Specialty Managed Healthcare ("Specialty") business segments (collectively, the "Managed Care Acquisitions"):

                                                                                             CONTRACT PURCHASE
                                                                              ACQUISITION          PRICE
ACQUIRED COMPANY                                                SEGMENT          DATE          (IN MILLIONS)
------------------------------------------------------------  ------------  ---------------  -----------------
Human Affairs International, Incorporated ("HAI")             Behavioral        12/4/97          $   122.1(1)
Allied Health Group, Inc. ("Allied")                          Specialty         12/5/97          $    50.0(2)
Merit Behavioral Care Corporation ("Merit")                   Behavioral        2/12/98          $   750.0

------------------------

(1) Excluding potential contingent consideration of up to $300.0 million.

(2) Excluding contingent consideration of $4.5 million paid during the quarter ended December 31,1998.

    The Company accounted for the Managed Care Acquisitions using the purchase method of accounting. The purchase price allocation for the Merit acquisition is tentative and subject to final valuation allowances on deferred tax assets, integration plan matters (see Note I), CHAMPUS Adjustments (as defined) and certain other matters. The Company expects the Merit purchase price allocation to be finalized during the quarter ended March 31, 1999.

    GREEN SPRING MINORITY STOCKHOLDER CONVERSION. In January 1998, the minority stockholders of Green Spring converted their collective 39% interest in Green Spring into an aggregate of 2,831,516 shares of the Company's common stock through exercise of an exchange option (the "Green Spring Minority Stockholder Conversion"). As a result of the Green Spring Minority Stockholder Conversion, the Company owns 100% of Green Spring. The Company issued shares from treasury to effect the Green Spring Minority Stockholder Conversion and accounted for it as a purchase of minority interest at the fair value of consideration paid.

    The following unaudited pro forma information for the quarter ended December 31, 1997, has been prepared assuming the Managed Care Acquisitions and the Green Spring Minority Stockholder Conversion were consummated on October 1, 1997. The unaudited pro forma information does not purport to be

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE G--ACQUISITIONS (Continued)
indicative of the results that would have actually been obtained had such transactions been consummated on October 1, 1997, or which may be attained in future periods (in thousands, except per share amounts):

                                                                               PRO FORMA
                                                                          FOR THE THREE MONTHS
                                                                                 ENDED
                                                                              DECEMBER 31,
                                                                                  1997
                                                                          --------------------
Net revenue.............................................................       $  428,272
                                                                                 --------
                                                                                 --------
Net income (1)..........................................................       $    3,515
                                                                                 --------
                                                                                 --------
Net income per common share -- basic....................................       $     0.11
                                                                                 --------
                                                                                 --------
Net income per common share -- diluted..................................       $     0.11
                                                                                 --------
                                                                                 --------

------------------------

(1) Excludes expected unrealized cost savings related to the Integration Plan (as defined).

NOTE H--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are included in "Reserve for unpaid claims" in the Company's balance sheet and are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1998 and December 31, 1998, was approximately $34.6 million and $30.3 million, respectively. The carrying amount of accrued medical malpractice claims was $26.2 million and $23.8 million at September 30, 1998 and December 31, 1998, respectively. The reserve for unpaid claims is adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience. During the quarter ended December 31, 1997, the Company recorded reductions in malpractice claim reserves of approximately $4.1 million, as a result of updated actuarial estimates. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE H--CONTINGENCIES (CONTINUED)
and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Company's psychiatric provider operations prior to the consummation of the Crescent Transactions (as defined). In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company arising out of such litigation, civil suits and governmental inquiries. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

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

    On May 26, 1998, the counsel representing the plaintiffs in the Stephens Case filed an action in the United States District Court for the District of New Jersey on behalf of a group of thirteen plaintiffs who also purport to represent an uncertified class of psychiatrists, psychologists and clinical social workers. This complaint alleges substantially the same violations of federal antitrust laws by the Defendants. The Defendants believe the factual and legal issues involved in this case are substantially similar to those involved in the Stephens Case and intend to vigorously defend themselves in this litigation. On August 28, 1998, the Defendants filed a joint motion requesting that the case be: i) transferred to the Southern District of New York; ii) alternatively, that all proceedings be stayed pending the Second

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE H--CONTINGENCIES (CONTINUED)
Circuit's determination of the Stephens Case appeal, given the RES JUDICATA effect of the Stephens Case dismissal; and iii) if the Court proceeds with the case, that the complaint be dismissed for failure to state a claim for substantially the same reasons as in the Stephens Case. The plaintiffs have opposed this motion, which was argued on November 23, 1998. At the conclusion of the November 23 hearing, the Court ruled that the case should be transferred to the Southern District of New York. The Defendants' motion to dismiss was deemed withdrawn without prejudice to its resubmission in the Southern District. The plaintiffs have stated that they intend to appeal the Court's transfer order to the United States District Court for the District of New Jersey. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $29.3 million as of December 31, 1998, for CHAMPUS Adjustments.

    While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

NOTE I--MANAGED CARE INTEGRATION PLAN AND COSTS

    INTEGRATION PLAN. Management approved and committed the Company to a plan to combine and integrate the operations of its Behavioral and Specialty segments (the "Integration Plan") during fiscal 1998. The Integration Plan will result in the elimination of duplicative functions and will standardize business practices and information technology platforms.

    The Integration Plan will result in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 425 employees had been involuntarily terminated pursuant to the Integration Plan as of December 31, 1998. The Company estimates that approximately 100 additional employees will be involuntarily terminated as a result of the Integration Plan. The remaining positions have been or will be eliminated through normal attrition.

    The employee groups of the Behavioral segment that are primarily affected include executive management, finance, human resources, information systems and legal personnel at the various corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations. The Company expects to complete the specific identification of all personnel who will be involuntarily terminated during the quarter ended March 31, 1999, and will complete its involuntary terminations by the end of fiscal 1999.

    The Integration Plan has resulted in the closure and identified closure of approximately 20 leased facilities during fiscal 1998 and 1999. The Company expects the remaining office closures, if any, to be insignificant.

    The Company recorded approximately $21.3 million of liabilities related to the Integration Plan, of which $12.4 million was recorded as part of the Merit purchase price allocation and $8.9 million was

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE I--MANAGED CARE INTEGRATION PLAN AND COSTS (CONTINUED) recorded in the statement of operations under "Managed Care integration costs" in fiscal 1998. The Company may record adjustments to such liabilities in fiscal 1999 depending on the Company's ability to sublease closed offices and upon determination of the final amount of the Company's severance obligations.

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands).

                                               BALANCE                                   BALANCE
                                            SEPTEMBER 30,                              DECEMBER 31,
TYPE OF COST                                    1998         ADDITIONS     PAYMENTS        1998
------------------------------------------  -------------  -------------  -----------  ------------
Employee termination benefits.............    $   6,190      $      --     $   2,824    $    3,366
Facility closing costs....................        7,475             --           140         7,335
Other.....................................          169             --            --           169
                                            -------------          ---    -----------  ------------
                                              $  13,834      $      --     $   2,964    $   10,870
                                            -------------          ---    -----------  ------------
                                            -------------          ---    -----------  ------------

    OTHER INTEGRATION COSTS. The Integration Plan will result in additional incremental costs that must be expensed as incurred in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" that are not described above and certain other charges. Other integration costs include, but are not limited to, outside consultants, costs to relocate closed office contents and long-lived asset impairments. Other integration costs are reflected in the statement of operations under "Managed Care integration costs".

    During the quarter ended December 31, 1998, the Company incurred approximately $1.8 million in other integration costs, including outside consulting costs of approximately $0.8 million and employee and office relocation costs of approximately $0.4 million.

NOTE J--BUSINESS SEGMENT INFORMATION

    The Company operates through five reportable segments which are engaged in various aspects of the healthcare industry. Intersegment sales and transfers among these segments are not significant.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                                  (UNAUDITED)

NOTE J--BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following tables summarize, for the periods indicated, net revenue, Segment Profit (as defined) and total assets by business segment (in thousands):

                                        BEHAVIORAL                 SPECIALTY
                                          MANAGED       HUMAN       MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
THREE MONTHS ENDED DECEMBER 31, 1997    HEALTHCARE    SERVICES    HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
--------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Net revenue...........................   $ 119,211    $  26,314    $  14,107    $  19,575    $  33,164    $      --    $  212,371
Segment Profit (loss).................      14,659        2,297         (676)       5,845        9,202       (3,409)       27,918

                                        BEHAVIORAL                 SPECIALTY
                                          MANAGED       HUMAN       MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
THREE MONTHS ENDED DECEMBER 31, 1998    HEALTHCARE    SERVICES    HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
--------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Net revenue...........................   $ 356,551    $  45,739    $  41,041    $     175    $  19,637    $      --    $  463,143
Segment Profit (loss).................      52,620        5,287          416       (1,320)       1,199       (3,293)       54,909

                                        BEHAVIORAL               SPECIALTY
                                          MANAGED      HUMAN      MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
                                        HEALTHCARE   SERVICES   HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
                                        -----------  ---------  -----------  -----------  -----------  -----------  ------------
Total assets, September 30, 1998......   $1,356,259  $ 119,356   $  78,062    $   1,941    $ 178,217    $ 182,455    $1,916,290
                                        -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                        -----------  ---------  -----------  -----------  -----------  -----------  ------------
Total assets, December 31, 1998.......   $1,463,516  $ 122,310   $  75,129    $   1,854    $ 136,757    $ 151,377    $1,950,943
                                        -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                        -----------  ---------  -----------  -----------  -----------  -----------  ------------

    The following tables reconcile Segment Profit (as defined) to consolidated income before provision for income taxes and minority interest (in thousands):

THREE MONTHS ENDED DECEMBER 31, 1997
Segment Profit.....................................................................  $  27,918
Depreciation and amortization......................................................     (6,969)
Interest, net......................................................................     (7,401)
Stock option credit................................................................      3,959
                                                                                     ---------
      Income before provision for income taxes and minority interest...............  $  17,507
                                                                                     ---------
                                                                                     ---------


THREE MONTHS ENDED DECEMBER 31, 1998
Segment Profit.....................................................................  $  54,909
Depreciation and amortization......................................................    (18,391)
Interest, net......................................................................    (24,109)
Stock option expense...............................................................        (12)
Managed care integration costs.....................................................     (1,750)
Unusual items......................................................................        (22)
                                                                                     ---------
      Income before provision for income taxes and minority interest...............  $  10,625
                                                                                     ---------
                                                                                     ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                DECEMER 31, 1998

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

OVERVIEW

    The Company historically derived the majority of its revenue from providing behavioral healthcare services in an inpatient setting prior to the consummation of the Crescent Transactions on June 17, 1997. Payments from third-party payors are the principal source of revenue for most behavioral healthcare providers. In the early 1990's, many third party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. As a result, third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which until the consummation of the Crescent Transactions was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs by the third-party payors.

    Prior to the first quarter of fiscal 1996, the Company was not a provider of behavioral managed healthcare services. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring Health Services, Inc. ("Green Spring"). At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavioral managed healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and the provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its behavioral managed healthcare business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in behavioral managed healthcare. During the first quarter of fiscal 1998, pursuant to the Green Spring Minority Stockholder Conversion, the minority stockholders of Green Spring converted their interests in Green Spring into an aggregate of 2,831,516 shares of the Company's Common Stock.

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

    On June 17, 1997, the Company sold substantially all of its domestic acute care psychiatric hospitals and residential treatment facilities (the "Psychiatric Hospital Facilities"), to Crescent Real Estate Equities, L.P. ("Crescent") for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration (the "Crescent Transactions"). The sale of the Psychiatric Hospital Facilities provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy to increase its participation in the managed healthcare industry. The Company used the net cash proceeds of approximately $200 million to finance the acquisitions of HAI and Allied in December 1997.

    The Company further implemented its business strategy through the Merit acquisition.

RESULTS OF OPERATIONS

    The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

                                        BEHAVIORAL                 SPECIALTY
                                          MANAGED       HUMAN       MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
THREE MONTHS ENDED DECEMBER 31, 1997    HEALTHCARE    SERVICES    HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
--------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Net revenue...........................   $ 119,211    $  26,314    $  14,107    $  19,575    $  33,164    $      --    $  212,371
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses..................     103,918       24,017       14,783        2,242       23,962        3,409       172,331
Equity in losses of unconsolidated
  subsidiaries........................         634           --           --       11,488           --           --        12,122
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
                                           104,552       24,017       14,783       13,730       23,962        3,409       184,453
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
    Segment Profit (loss)(1)..........   $  14,659    $   2,297    $    (676)   $   5,845    $   9,202    $  (3,409)   $   27,918
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------

                                        BEHAVIORAL                 SPECIALTY
                                          MANAGED       HUMAN       MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
THREE MONTHS ENDED DECEMBER 31, 1998    HEALTHCARE    SERVICES    HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
--------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Net revenue...........................   $ 356,551    $  45,739    $  41,041    $     175    $  19,637    $      --    $  463,143
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses..................     307,714       40,452       40,625        1,495       19,637        3,293       413,216
Equity in earnings of unconsolidated
  subsidiaries........................      (3,783)          --           --           --       (1,199)          --        (4,982)
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
                                           303,931       40,452       40,625        1,495       18,438        3,293       408,234
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
    Segment Profit (loss)(1)..........   $  52,620    $   5,287    $     416    $  (1,320)   $   1,199    $  (3,293)   $   54,909
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------
                                        -----------  -----------  -----------  -----------  -----------  -----------  ------------

------------------------------

(1) The Company evaluates performance of its segments based on profit or loss from operations before depreciation, amortization, interest, stock option expense (credit), managed care integration costs, gain or loss on asset sales, other unusual items, income taxes and minority interest ("Segment Profit"). See the reconciliation of Segment Profit to consolidated income before provision for income taxes and minority interest included in Note J--"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    BEHAVIORAL MANAGED CARE. Revenue increased 199.2% or $237.4 million, to $356.6 million for the quarter ended December 31, 1998, from $119.2 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 196.1%, or $203.8 million, to $307.7 million for the quarter ended December 31, 1998, from $103.9 million in the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased $4.4 million to $3.8 million for the quarter ended December 31, 1998, from a loss of $0.6 million for the same period in fiscal 1998. The increases resulted primarily from the acquisitions of HAI and Merit in fiscal 1998 and internal growth at Green Spring. Behavioral managed care revenues and equity in earnings of unconsolidated subsidiaries also increased as a result of the award of several new contracts in fiscal 1998 and significant improvements in negotiated rates and terms of the TennCare contract in fiscal 1998. The increase in Segment Profit was also attributable to reductions in administrative costs at Green Spring and HAI as a result of the Integration Plan.

    HUMAN SERVICES. Revenue increased 73.8%, or $19.4 million, to $45.7 million for the quarter ended December 31, 1998, from $26.3 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 68.4%, or $16.5 million, to $40.5 million for the quarter ended December 31, 1998 from $24.0 million in the same period in fiscal 1998. The increases were attributable to the eight acquisitions consummated in fiscal 1998 and fiscal 1999 and internal growth. Placements in Mentor homes increased 23.8% to 3,640 at December 31, 1998, compared to 2,940 at December 31, 1997.

    SPECIALTY MANAGED CARE. Revenue increased 190.9%, or $26.9 million, to $41.0 million for the quarter ended December 31, 1998, compared to $14.1 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 174.8%, or $25.8 million, to $40.6 million for the quarter ended December 31, 1998, compared to $14.8 million in the same period in fiscal 1998. The increase in revenue and salaries, cost of care and other operating expenses was primarily related to the Allied acquisition. Allied's revenues and salaries, cost of care and other operating expenses were $40.8 million and $39.9 million, respectively, for the quarter ended December 31, 1998, compared to $14.1 million and $13.3 million for the quarter ended December 31, 1997.

    HEALTHCARE FRANCHISING. Revenue decreased to $0.2 million for the quarter ended December 31, 1998, from $19.6 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 33.3%, or $0.7 million, to $1.5 million for the quarter ended December 31, 1998, from $2.2 million in the same period in fiscal 1998. Equity in loss of CBHS decreased to $0 for the quarter ended December 31, 1998, from $11.5 million in the same period in fiscal 1998. The decrease in revenue resulted from uncertainties surrounding the collectibility of franchise fees due from CBHS, for which no franchise fee revenue was recognized during the quarter ended December 31, 1998, while $19.6 million of CBHS franchise revenue was recognized and collected in the same period in fiscal 1998. The decrease in equity in loss of CBHS is attributable to the fact that the Company had reduced its investment in CBHS to $0 at September 30, 1998, and was no longer required to record its pro rata share of CBHS' loss for the quarter ended December 31, 1998. See Note F--"Investments in Unconsolidated Subsidiaries--Charter Behavioral Health Systems, LLC" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    HEALTHCARE PROVIDER. Revenue decreased 41.0%, or $13.6 million, to $19.6 million for the quarter ended December 31, 1998, from $33.2 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 18.3%, or $4.4 million, to $19.6 million for the quarter ended December 31, 1998 from $24.0 million in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased to $1.2 million for the quarter ended December 31, 1998, from $0 in the same period in fiscal 1998. These changes resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method. See "--Recent Accounting Pronouncements--EITF 96-16". During the quarter ended December 31, 1997, the Company recorded reductions of expenses of $4.1 million as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 162.9%, or $11.4 million, to $18.4 million for the quarter ended December 31, 1998, from $7.0 million in the same period in fiscal 1998. The increase was primarily attributable to depreciation and amortization resulting from the HAI, Allied and Merit acquisitions of $10.9 million, in the aggregate, for the quarter ended December 31, 1998 compared to $0.5 million for the same period in fiscal 1998.

    INTEREST, NET. Interest expense, net, increased 225.7%, or $16.7 million, to $24.1 million for the quarter ended December 31, 1998, from $7.4 million in the same period in fiscal 1998. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions.

    OTHER ITEMS. Stock option expense for the quarter ended December 31, 1998, was not material compared to a credit of $4.0 million in fiscal 1998 primarily due to the exercise of stock options by a certain optionee in fiscal 1998.

    The Company recorded Managed Care integration costs of $1.8 million for the quarter ended December 31, 1998. See Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate increased to 56.8% for the quarter ended December 31, 1998, compared to 40% in the same period in fiscal 1998. The increase was primarily attributable to non-deductible goodwill amortization of $4.5 million for the quarter ended December 31, 1998, resulting from the Merit acquisition.

    Minority interest decreased 86.2%, or $2.5 million, to $0.4 million, compared to $2.9 million in the same period in fiscal 1998. This decrease resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method (See "--Recent Accounting Pronouncements--EITF 96-16") and from the Green Spring Minority Stockholder Conversion in January 1998.

    IMPACT OF THE MERIT ACQUISITION ON RESULTS OF OPERATIONS. As of December 31, 1998, the Company had approximately 62.8 million covered lives under behavioral managed healthcare contracts. The Company believes it has the leading market position in each of the major product markets in which it competes, according to enrollment data reported in the industry trade publication entitled "Managed Behavioral Health Market Share in the United States 1997-1998" published by Open Minds, Gettysburg, Pennsylania ("Open Minds"). The Company believes that the Merit acquisition created opportunities for the Company to achieve significant cost savings in its behavioral managed healthcare business. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of cost savings in its behavioral managed healthcare business on an annual basis by September 30, 1999. Such cost savings are measured relative to the combined operating expenses of Green Spring, HAI and Merit prior to the Merit acquisition. The Company spent approximately $4.7 million during the quarter ended December 31, 1998 and, expects to spend an additional $5.0 million to $10.0 million during fiscal 1999 in connection with achieving such cost savings.

    The Company expects to record additional managed care integration costs during future periods to the extent the integration of Green Spring, HAI and Merit results in additional facility closures at HAI and Green Spring and for integration costs incurred that benefit future periods. The full implementation of the integration plan is expected to be completed by fiscal 2000.

    BEHAVIORAL MANAGED HEALTHCARE RESULTS OF OPERATIONS. The Company's behavioral managed healthcare segment results of operations are subject to significant fluctuations on a quarterly basis. These potential earnings fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) retroactive contractual adjustments under commercial contracts and CHAMPUS contracts; (iv) retrospective membership adjustments and (v) timing of implementation of new contracts and enrollment changes.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was $(31.7) million and $7.7 million for the three months ended December 31, 1997 and 1998, respectively. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily the result of (i) reduction in interest paid of $8.9 million, (ii) reduction in income taxes paid, net of refunds received, of $8.3 million, (iii) reduction in payments of previously reserved claims of $6.1 million and (iv) increases in cash flows from operations as a result of the HAI and Merit acquistions, offset by reductions in franchise fees collected from CBHS of $19.6 million.

    INVESTING ACTIVITIES. Capital expenditures increased 213.0%, or $9.8 million, to $14.4 million for the quarter ended December 31, 1998, compared to $4.6 million in the same period in fiscal 1998. This increase was due primarily to: i) capital expenditures at businesses acquired in fiscal 1998 and ii) increased capital expenditures in the Company's Behavioral segment related to:
a) the Integration Plan (See Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein), and b) acceleration of capital expenditures related to year 2000 computer issues (See "--Potential Impact of Year 2000 Computer Issues").

    The Company acquired businesses in its managed behavioral healthcare and human services segments and acquired the assets of a psychiatric hospital (See Note F--"Investment in Unconsolidated Subsidiaries--Charter Behavioral Health Systems, LLC" to the Company's condensed consolidated financial statements set forth elsewhere herein) for an aggregate cost of $7.7 million. Additionally, the $20.0 million placed in escrow upon consummation of the Allied acquisition was returned to the Company during the quarter, with $4.5 million then being paid by the Company to the former owners of Allied as additional consideration for the Allied acquisition.

    The Company's condensed consolidated balance sheet at December 31, 1998, reflects a reduction in cash and cash equivalents of $21.1 million from the September 30, 1998 balance which is related to the conversion of several subsidiaries from consolidation to the equity method. See "--Recent Accounting Pronouncements--EITF 96-16". This reduction in cash and cash equivalents appears as net cash used in investing activities in the Company's condensed consolidated statement of cash flows for the quarter ended December 31, 1998, but does not represent an actual reduction of cash and cash equivalents at the affected subsidiaries. Additionally, the Company received $9.3 million in distributions from unconsolidated subsidiaries, including those referred to above, during the quarter ended December 31, 1998.

    The Company utilized $165.5 million in funds, net of cash acquired, for acquisitions and investments in businesses, including Allied and HAI, during the quarter ended December 31, 1997. In addition, the Company paid approximately $4.3 million for Crescent Transaction costs during the quarter ended December 31, 1997.

    FINANCING ACTIVITIES. The Company repaid $40.0 million of debt obligations outstanding under the Revolving Facility (as defined) during the quarter ended December 31, 1998. As of December 31, 1998, the Company had $132.5 million of availability under the Revolving Facility (as defined), excluding $17.5 million of availability reserved for certain letters of credit. The Company was in compliance with all debt covenants as of December 31, 1998.

    The Company repurchased approximately 545,000 shares of its common stock for approximately $12.5 million during the quarter ended December 31, 1997.

OUTLOOK-LIQUIDITY AND CAPITAL RESOURCES

    DEBT SERVICE OBLIGATIONS. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the New Credit Agreement include $550.0 million under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). Commencing in the second quarter of fiscal 1999, the Company is required to make principal payments with respect to the Term Loan Facility. The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in thousands):

 FISCAL YEAR   PRINCIPAL AMOUNT
-------------  ----------------
       1999       $     19.8
       2000             32.4
       2001             38.9
       2002             49.4
       2003             92.0
       2004            156.5
       2005            131.8
       2006             29.2
       2007               --
       2008            625.0
                    --------
                  $  1,175.0
                    --------
                    --------

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004.

    POTENTIAL PURCHASE PRICE ADJUSTMENTS. In December 1997, the Company purchased HAI from Aetna US Healthcare, Inc. ("Aetna") for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company is obligated to make contingent payments under two separate calculations as follows: In respect of each Contract Year (as defined), the Company may be required to pay to Aetna the "Tranche 1 Payments" (as defined) and the "Tranche 2 Payments" (as defined). "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

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

    The Company believes it will be required to make both the full Tranche 1 Payment and the full Tranche 2 Payment for the Contract Year ended December 31, 1998, subject to further discussion with Aetna. Accordingly, the Company recorded $60.0 million of goodwill and other intangible assets and a corresponding liability (which is included in "Deferred credits and other long term liabilities" in the Company's condensed consolidated balance sheet set forth elsewhere herein) as of December 31, 1998. The Company intends to borrow under the Revolving Facility to meet this obligation, which is expected to be paid during the second quarter of fiscal 1999.

    In December, 1997 the Company purchased Allied for $70.0 million, excluding transaction costs. The purchase price the Company originally paid for Allied consisted of a $50.0 million payment to the former owners of Allied and a $20.0 million deposit into an interest-bearing escrow account and was subject to increase or decrease based on the operating performance of Allied during the three years following the closing. The Company was required to pay up to $60.0 million, of which $20.0 million would have been distributed from the escrow account, during the three years following the closing of the Allied acquisition if Allied's performance exceeded certain earnings targets.

    During the quarter ended December 31, 1998, the Company and the former owners of Allied amended the Allied purchase agreement (the "Allied Amendments"). The Allied Amendments resulted in the following changes to the original terms of the Allied purchase agreement:

    - The original $20.0 million placed in escrow by the Company at the consummation of the Allied acquisition, plus accrued interest, was repaid to the Company. This $20.0 million was included in the $70.0 million originally paid for Allied.

    - The Company paid the former owners of Allied $4.5 million additional consideration which was recorded as goodwill.

    - The Company capped future obligations with respect to additional contingent payments for the purchase of Allied at $3 million. The earnings targets which must be met by Allied for this amount to be paid were revised upwards as well.

    By virtue of acquiring Merit, the Company may be required to make certain contingent payments in fiscal 1999 to the former shareholders of CMG Health, Inc. ("CMG"), which was acquired by Merit in September, 1997, based upon the performance of three CMG customer contracts. No contingent consideration will be payable to the former shareholders of CMG based on the performance of two of the three CMG customer contracts at December 31, 1998. The Company may still be required to pay contingent consideration to the former shareholders of CMG depending on the financial performance of Choice. The payment of contingent consideration to the former shareholders of CMG depends on the financial performance of Choice from October 1, 1996 to June 30, 1997, which is subject to a CHAMPUS Adjustment the Company expects to receive in fiscal 1999. Such contingent payments are subject to an aggregate maximum of $23.5 million.

    CREDIT FACILITIES. The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At December 31, 1998, the Company had approximately $132.5 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $50.0 million for capital expenditures in fiscal 1999. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Credit Agreement, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments with respect to HAI and CMG, and other investing and financing activities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    RESTRICTIVE FINANCING COVENANTS. The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets; repay other indebtedness; amend other debt instruments (including the Indenture); pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; redeem or repurchase common stock and make acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. Start-up costs, as defined by SOP 98-5, include pre-operating costs, pre-opening costs and organization costs.

    SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs remaining on the balance sheet when SOP 98-5 is adopted. Prior year financial statements cannot be restated. The Company adopted SOP 98-5 effective October 1, 1998. The Company's adoption of SOP 98-5 had no impact on its financial position or results of operations.

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

    In addition, the transition provisions of EITF 96-16 must be applied to majority-owned subsidiaries previously consolidated under ARB 51/FAS 94 for which the underlying agreements have not been modified in financial statements issued for years ending after December 15, 1998 (fiscal 1999 for the

Company). The adoption of the transition provisions of EITF 96-16 on October 1, 1998 had the following effect on the Company's consolidated financial position (in thousands):

                                                                                    OCTOBER 1,
                                                                                       1998
                                                                                    -----------
Increase (decrease) in:
  Cash and cash equivalents.......................................................   $ (21,092)
  Other current assets............................................................      (9,538)
  Long-term assets................................................................     (30,049)
  Investment in unconsolidated subsidiaries.......................................      26,498
                                                                                    -----------
      Total Assets................................................................   $ (34,181)
                                                                                    -----------
                                                                                    -----------
  Current Liabilities.............................................................   $ (10,381)
  Minority interest...............................................................     (23,800)
                                                                                    -----------
      Total Liabilities...........................................................   $ (34,181)
                                                                                    -----------
                                                                                    -----------

POTENTIAL IMPACT OF YEAR 2000 COMPUTER ISSUES

    The year 2000 computer problem is the inability of computer systems which store dates by using the last two digits of the year (i.e. "98" for "1998") to reliably recognize that dates after December 31, 1999 are later than, and not before, 1999. For instance, the date January 1, 2000, may be mistakenly interpreted as January 1, 1900, in calculations involving dates on systems which are non-year 2000 compliant.

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

    The Company's principal means of ensuring year 2000 compliance for purchased software has been the replacement of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 compliant from inception or is in the process of being modified to be compliant. Approximately 70% of the Company's mid-range IT hardware has been certified as year 2000 compliant, with the remainder scheduled to be certified by the end of the third quarter of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999.

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

                           PART II--OTHER INFORMATION

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------

         2(a) Second Amendment to Asset Purchase Agreement, dated November 18, 1998, among the Company; Allied Health
             Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical
             Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D.; and Lawrence
             Schimmel, M.D., which was filed as Exhibit 2(m) to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1998, and is incorporated herein by reference.

         2(b) Third Amendment to Asset Purchase agreement, dated December 31, 1998, among the Company; Allied Health
             Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical
             Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D.; and Lawrence
             Schimmel, M.D.

       *10   Employment Agreement, dated December 9, 1998, between Magellan Behavioral Health, Inc. and John Wider,
             President and Chief Operating Officer of Magellan Behavioral Health, Inc.

        27   Financial Data Schedule

------------------------

*   Constitutes a management contract or compensatory plan arrangement.

(b) Reports on Form 8-K

    The following current reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1998.

                                                                                                        FINANCIAL
                                                                                                       STATEMENTS
DATE OF REPORT                                                  ITEM REPORTED AND DESCRIPTION             FILED
-------------------------------------------------------  --------------------------------------------  -----------

October 28, 1998(1)                                      Acquisition--Merit acquisition                    Yes(2)

October 28, 1998                                         Other--Pro forma financial information            Yes(3)

------------------------

(1) The date of the earliest event reported is February 12, 1998. This current report on Form 8-K amends the Company's previous current reports on Form 8-K related to the Merit acquisition which were filed on April 3, 1998 and February 27, 1998.

(2) Audited Consolidated Balance Sheets for each of the two fiscal years in the period ended September 30, 1997; Audited Consolidated Statements of Operations, Audited Consolidated Statements of Stockholder's Equity, and Audited Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 1997; Unaudited Consolidated Balance Sheet as of December 31, 1997; Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows for the quarters ended December and 1996 for Merit Behavioral Care Corporation. Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1997 and Unaudited Pro Forma Consolidated Statements of Operations for the fiscal year ended September 30, 1997, and for the quarter ended December 31, 1997, for the Company.

(3) Unaudited Pro Forma Consolidated Statements of Operations for the fiscal year ended September 30, 1997, and for the nine months ended June 30, 1998, for the Company.

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

                               MAGELLAN HEALTH SERVICES, INC.
                        -------------------------------------------
                                        (Registrant)

                                   /s/ CRAIG L. MCKNIGHT
                        -------------------------------------------
  Date: February 12,                 Craig L. McKnight
         1999                   EXECUTIVE VICE PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER

                                   /s/ JEFFREY T. HUDKINS
                        -------------------------------------------
  Date: February 12,                 Jeffrey T. Hudkins
         1999                  VICE PRESIDENT AND CONTROLLER
                               (PRINCIPAL ACCOUNTING OFFICER)