Form 10-K405/A
period 1998-09-30
MAGELLAN HEALTH SERVICES INC
filed 1999-03-30
CIK 19411

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                        PART I                                             PAGE
                                                                                           -----
ITEM 1.    Business...................................................................           2
ITEM 2.    Properties.................................................................          36
ITEM 3.    Legal Proceedings..........................................................          36
ITEM 4.    Submission of Matters to a Vote of Security Holders........................          38

                                       PART II

ITEM 5.    Market Price for Registrant's Common Equity and Related Stockholder
           Matters....................................................................          39
ITEM 6.    Selected Financial Data....................................................          39
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................          41
ITEM 8.    Financial Statements and Supplementary Data................................          55
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................          55

                                       PART III

ITEM 10.   Directors and Executive Officers of the Registrant.........................          56
ITEM 11.   Executive Compensation.....................................................          56
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.............          56
ITEM 13.   Certain Relationships and Related Transactions.............................          56

                                       PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............          56

    The undersigned Registrant hereby amends Items 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998, to include the audited financial statements of Choice Behavioral Health Partnership for the year ended December 31, 1998.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT:

1. FINANCIAL STATEMENTS


Information with respect to this item appears on pages F-2 to F-48 of this Annual Report on Form 10-K.


2. FINANCIAL STATEMENT SCHEDULES


Information with respect to this item appears on pages S-1 and S-2 of this Annual Report on Form 10-K.

3. EXHIBITS

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------------
        2(a)  Stock Purchase Agreement, dated November 14, 1995, among Blue Cross and Blue Shield of New Jersey,
              Inc. Health Care Service Corporation, Independence Blue Cross, Medical Service Association of
              Pennsylvania, Pierce County Medical Bureau, Inc., Veritus, Inc., Green Spring Health Services, Inc.
              and the Company, which was filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for
              the Quarterly period ended December 31, 1995, and is incorporated herein by reference.
        2(b)  GPA Stock Exchange Agreement, dated November 14, 1995, between Green Spring Health Services, Inc. and the Company, which was filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the
              Quarterly period ended December 31, 1995, and is incorporated herein by reference.
        2(c)  Real Estate Purchase and Sale Agreement, dated January 29, 1997, between the Company and Crescent Real
              Estate Equities Limited Partnership, which was filed as Exhibit 2(a) to the Company's current report on Form 8-K filed on April 23, 1997, and is incorporated herein by reference.
        2(d)  Amendment No. 1, dated February 28, 1997, to the Real Estate Purchase and Sale Agreement, dated
              January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K filed on April 23, 1997, and is incorporated herein by reference.
        2(e)  Amendment No. 2, dated May 29, 1997, to the Real Estate Purchase and Sale Agreement, dated January 29,
              1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as
              Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
        2(f)  Contribution Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 2(d) to the Company's current report on Form 8-K which was filed on June 30,
              1997, and is incorporated herein by reference.
        2(g)  Stock Purchase Agreement, dated August 5, 1997, between the Company and Aetna Insurance Company of
              Connecticut, which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(h)  Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and
              Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(i)  Amendment to Stock Purchase Agreement, dated December 4, 1997, between the Company and Aetna Insurance
              Company of Connecticut, which was filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
        2(j)  First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S.
              Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the
              Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------------
        2(k)  Asset Purchase Agreement, dated October 16, 1997, among the Company; Allied Health Group, Inc.; Gut
              Management, Inc.; Sky Management Co,; Florida Specialty Network, LTD; Surgical Associates of South
              Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D.,
              which was filed as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
        2(l)  First Amendment to Asset Purchase Agreement, dated December 5, 1997, among the Company; Allied Health
              Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical
              Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence
              Schimmel, M.D., which was filed as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1997, and is incorporated herein by reference.
       +2(m)  Second Amendment to Asset Purchase Agreement, dated November 18, 1998, among the Company; Allied
              Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical
              Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence
              Schimmel, M.D.
        2(n)  Agreement and Plan of Merger, dated October 24, 1997, among the Company, Merit Behavioral Care
              Corporation and MBC Merger Corporation which was filed as Exhibit 2(g) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
        3(a)  Restated Certificate of Incorporation of the Company, as filed in Delaware on October 16, 1992, which was filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30,
              1992, and is incorporated herein by reference.
       +3(b)  Bylaws of the Company.
        3(c)  Certificate of Ownership and Merger merging Magellan Health Services, Inc. (a Delaware corporation)
              into Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended
              September 30, 1995, and is incorporated herein by reference.
        4(a)  Stockholders' Agreement, dated December 13, 1995, among Green Spring Health Services, Inc., Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation, Independence Blue Cross, Pierce
              County Medical Bureau, Inc. and the Company, which was filed as Exhibit 4(d) to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, and is incorporated herein by reference.
        4(b)  First Amendment to Stockholders' Agreement, dated February 28, 1997, among Green Spring Health
              Services, Inc, Blue Cross and Blue Shield of New Jersey, Inc., Health Care Service Corporation,
              Independence Blue Cross, Pierce County Medical Bureau, Inc. and the Company, which was filed as
              Exhibit 4(af) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, and is incorporated herein by reference.
        4(c)  Exchange Agreement, dated December 13, 1995, among Blue Cross and Blue Shield of New Jersey, Inc.,
              Health Care Service Corporation, Independence Blue Cross, Pierce County Medical Bureau, Inc. and the
              Company, which was filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.
        4(d)  Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E.
              Rainwater, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended December 31, 1995, and is incorporated herein by reference.

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------------
      *10(e)  1996 Stock Option Plan of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.
      *10(f)  1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.
      *10(g)  1997 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30, 1997, and is incorporated herein by reference.
      *10(h)  Employment Agreement, dated February 28, 1995, between the Company and John Cook Barlett, Executive
              Vice President--Quality Improvement, which was filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
      *10(i)  Employment Agreement, dated March 31, 1995, between the Company and Craig L. McKnight, Executive Vice
              President and Chief Financial Officer, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
      *10(j)  Employment Agreement, dated October 1, 1995, between the Company and E. Mac Crawford, Chairman of the
              Board of Directors, President and Chief Executive Officer, which was filed as Exhibit 10(m) to the
              Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
      *10(k)  Employment Agreement, dated March 1, 1997, between the Company and E. Mac Crawford, which was filed as
              Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
              1997, and is incorporated herein by reference.
      *10(l)  Letter Agreement, dated November 9, 1993, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of
              Green Spring Health Services, Inc., which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.
      *10(m)  Letter Agreement, dated September 19, 1994 between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of
              Green Spring Health Services, Inc., which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 and is incorporated herein by reference.
      *10(n)  Employment Agreement dated May 1, 1996, between the Company and Dr. Danna Mauch, President and Chief
              Operating Officer of Magellan Public Solutions, Inc. and Executive Vice President of the Company,
              which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and is incorporated herein by reference.
      *10(o)  Employment Agreement dated April 15, 1996, between the Company and John M. DeStefanis, President and
              Chief Operating Officer of Charter Behavioral Health Systems, Inc. and Executive Vice President of the
              Company, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1996 and is incorporated herein by reference.
      *10(p)  Employment Agreement dated May 7, 1996, between the Company and Steve J. Davis, Executive Vice
              President, Administrative Services and General Counsel, which was filed as Exhibit 10(c) to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and is incorporated herein by reference.

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------------
      *10(q)  Employment Agreement dated February 28, 1996, between Green Spring Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of
              Green Spring Health Services, Inc., which was filed as Exhibit 10(t) to the Company's annual report on
              Form 10-K for the year ended September 30, 1996, and is incorporated herein by reference.
      *10(r)  Compensation Agreement dated September 30, 1996, between Magellan Health Services, Inc. and Henry T.
              Harbin, M.D., Executive Vice President of the Company and President and Chief Executive Officer of
              Green Spring Health Services, Inc., which was filed as Exhibit 10(u) to the Company's annual report on
              Form 10-K for the year ended September 30, 1996, and is incorporated herein by reference.
     +*10(s)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the period ended September 30, 1998.
      *10(t)  Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the year ended
              September 30, 1997, which was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for
              the year ended September 30, 1997, and is incorporated by reference.
       10(u)  Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate Funding VII, L.P., as
              Landlord, and Charter Behavioral Health Systems, LLC, as Tenant, which was filed as Exhibit 99(b) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(v)  Master Franchise Agreement, dated June 17, 1997, between the Company and Charter Behavioral Health
              Systems, LLC, which was filed as Exhibit 99(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(w)  Form of Franchise Agreement, dated June 17, 1997, between the Company, as Franchisor, and Franchise
              Owners, which was filed as Exhibit 99(d) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(x)  Subordination Agreement, dated June 16, 1997, between the Company, Charter Behavioral Health Systems,
              LLC and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 99(e) to the
              Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(y)  Operating Agreement of Charter Behavioral Health Systems, LLC, dated June 16, 1997, between the
              Company and Crescent Operating, Inc., which was filed as Exhibit 99(f) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
       10(z)  Warrant Purchase Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June
              30, 1997, and is incorporated herein by reference.
      *10(aa) 1998 Stock Option Plan of the Company which was filed as Exhibit (ay) to the Company's Registration
              Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      *10(ab) Letter Agreement, dated May 7, 1997, between Green Spring Health Services, Inc. and John J. Wider,
              Jr., Executive Vice President and Chief Operating Officer of Green Spring Health Services, Inc., which was filed as Exhibit 10 (az) to the Company's Registration Statement on Form S-4, which was filed on
              April 3, 1998, and is incorporated herein by reference.

  EXHIBIT
    NO.                                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------------
      *10(ac) Employment Agreement, dated March 12, 1997, between Green Spring Health Services, Inc. and Clarissa C.
              Marques, Chief Clinical Officer of Green Spring Health Services, Inc., which was filed as Exhibit 10
              (ba) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      *10(ad) Letter Agreement, dated February 2, 1995, between Green Spring Health Services, Inc. and Clarissa C.
              Marques, Senior Vice President of Green Spring Health Services, Inc., which was filed as Exhibit 10
              (bb) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      *10(ae) Employment Agreement, dated June 25, 1998, between the Company and Henry T. Harbin, M.D., President,
              Chief Executive Officer of the Company, which was filed as exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated herein by reference.
       10(af) Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by the Company for all of its 11 1/4% Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the
              Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
       10(ag) Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by Merit Behavioral Care
              Corporation for all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit
              10(ad) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
      +10(ah) Agreement and Plan of Merger by and among Merit Behavioral Care Corporation, Merit Merger Corp., and
              CMG Health, Inc. dated as of July 14, 1997.
      +21     List of subsidiaries of the Company.
      +23(a)  Consent of Arthur Andersen LLP.
       23(b)  Consent of Ernst & Young LLP.
       27     Financial Data Schedule


------------------------

* Constitutes a management contract or compensatory plan arrangement.


+ Previously filed


(B) REPORTS ON FORM 8-K:

There were no current reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1998.


(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:


Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.


(D) FINANCIAL STATEMENTS AND SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS BY RULE 14A-3(B):



(1) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons appear beginning on pages F-49 (Charter Behavioral Health Systems, LLC), and F-67 (Choice Behavioral Health Partnership) of this Annual Report on Form 10-K.



(2) Not applicable.



(3) Financial statement schedule of Charter Behavioral Health Systems, LLC appears on page S-2 of this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MAGELLAN HEALTH SERVICES, INC.
                                (Registrant)

Date: March 30, 1999                      /S/ CRAIG L. MCKNIGHT
                                ------------------------------------------
                                            Craig L. McKnight
                                       Executive Vice President and
                                         Chief Financial Officer

Date: March 30, 1999                      /S/ JEFFREY T. HUDKINS
                                ------------------------------------------
                                            Jeffrey T. Hudkins
                                      Vice President and Controller
                                        (Chief Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ HENRY T. HARBIN        President, Chief Executive
------------------------------    Officer and Director         March 23, 1999
       Henry T. Harbin

                                Director
------------------------------
        Edwin M. Banks

   /s/ G. FRED DIBONA, JR.      Director
------------------------------                                 March 23, 1999
     G. Fred DiBona, Jr.

                                Director
------------------------------
     Andre C. Dimitriadis

    /s/ A.D. FRAZIER, JR.       Director
------------------------------                                 March 25, 1999
      A.D. Frazier, Jr.

                                Director
------------------------------
      Raymond H. Kiefer

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ GERALD L. MCMANIS       Director
------------------------------                                 March 23, 1999
      Gerald L. McManis

    /s/ DANIEL S. MESSINA       Director
------------------------------                                 March 24, 1999
      Daniel S. Messina

     /s/ ROBERT W. MILLER       Chairman of the Board of
------------------------------    Directors                    March 24, 1999
       Robert W. Miller

      /s/ DARLA D. MOORE        Director
------------------------------                                 March 24, 1999
        Darla D. Moore

  /s/ JEFFREY A. SONNENFELD     Director
------------------------------                                 March 23, 1999
    Jeffrey A. Sonnenfeld

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


    The following Consolidated Financial Statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item14(a)(1):



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



    The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)(2):



                                                                                                               PAGE
                                                                                                             ---------
    Schedule II--Valuation and qualifying accounts.........................................................        S-1

    The following financial statements of unconsolidated subsidiaries of the Registrant are submitted herewith in response to Item 14(d)(1):
CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC                                                                            PAGE
                                                                                                                   ---
  Audited Consolidated Financial Statements
    Report of independent public accountants...............................................................       F-49
    Consolidated balance sheet as of September 30, 1997 and 1998...........................................       F-50
    Consolidated statement of operations for the 106 days ended September 30, 1997 and the year ended
     September 30, 1998....................................................................................       F-52
    Consolidated statement of changes in members' capital for the 106 days ended September 30, 1997 and the
     year ended September 30, 1998.........................................................................       F-53
    Consolidated statement of cash flows for the 106 days ended September 30, 1997 and the year ended
     September 30, 1998....................................................................................       F-54
    Notes to consolidated financial statements.............................................................       F-55



                                                                                                               PAGE
                                                                                                             ---------
CHOICE BEHAVIORAL HEALTH PARTNERSHIP
  Audited Financial Statements
    Report of independent auditors.........................................................................       F-67
    Balance sheet as of December 31, 1998..................................................................       F-68
    Statement of income for the year ended December 31, 1998...............................................       F-69
    Statement of partners' capital for the year ended December 31, 1998....................................       F-70
    Statement of cash flows for the year ended December 31, 1998...........................................       F-71
    Notes to financial statements..........................................................................       F-72



    The following financial statement schedule for Charter Behavioral Health Systems, LLC and its subsidiaries is submitted herewith in response to Item 14(d)(3):



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


    IBC and its affiliated entities contract with Green Spring for provider network, care management and medical review services pursuant to contractual relationships entered into on July 7, 1994 with terms of up to five years. During the period from December 14, 1995 through September 30, 1996, fiscal 1997 and fiscal 1998, IBC and its affiliated entities made payments to Green Spring of approximately $29.2 million, $48.0 million and $54.7 million and owed Green Spring approximately $13.6 million and $13.5 million at September 30, 1997 and 1998, respectively. Green Spring recorded revenue of approximately $32.8 million, $47.4 million and $54.6 million from IBC during fiscal 1996, 1997 and 1998, respectively.


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

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

                             BEHAVIORAL                 SPECIALTY
                               MANAGED       HUMAN       MANAGED     HEALTHCARE    HEALTHCARE     CORPORATE
                             HEALTHCARE    SERVICES    HEALTHCARE   FRANCHISING     PROVIDER      OVERHEAD    CONSOLIDATED
                             -----------  -----------  -----------  ------------  -------------  -----------  -------------
1996
Net revenue................  $   230,755  $    69,813  $   --        $   --       $   1,044,711  $   --        $ 1,345,279
Segment profit (loss)......       25,589        9,910      --            --             198,651      (34,786)      199,364
Equity in loss of
 unconsolidated
 subsidiary................       (2,005)     --           --            --            --            --             (2,005)
Capital expenditures.......        6,018        1,964      --            --              21,737        9,082        38,801

                                BEHAVIORAL               SPECIALTY
                                  MANAGED      HUMAN      MANAGED     HEALTHCARE   HEALTHCARE    CORPORATE
                                HEALTHCARE   SERVICES   HEALTHCARE   FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
                                -----------  ---------  -----------  ------------  -----------  -----------  -------------
1997
Net revenue...................  $   369,974  $  88,331   $  --        $   22,739   $   729,652  $   --        $ 1,210,696
Segment profit (loss).........       37,019     10,695      (2,303)       10,964       147,053      (25,578)      177,850
Equity in loss of
  unconsolidated
  subsidiaries................       (5,567)    --          --            (8,122)      --           --            (13,689)
Total assets..................      231,543     39,454       2,366        19,134       271,555      331,568       895,620
Investment in unconsolidated
  subsidiaries................         (658)    --          --            16,878       --           --             16,220
Capital expenditures..........        9,548      1,880         567           195        18,172        2,986        33,348


                              BEHAVIORAL                  SPECIALTY
                                MANAGED        HUMAN       MANAGED     HEALTHCARE   HEALTHCARE    CORPORATE
                              HEALTHCARE     SERVICES    HEALTHCARE   FRANCHISING    PROVIDER     OVERHEAD    CONSOLIDATED
                             -------------  -----------  -----------  ------------  -----------  -----------  -------------
1998
Net revenue................  $   1,039,038  $   141,032  $   143,503   $   55,625   $   133,256  $   --        $ 1,512,454
Segment profit (loss)......        137,192       15,493        3,128       14,676        26,379      (15,750)      181,118
Equity in income (loss) of
 unconsolidated
 subsidiaries..............         12,859      --           --           (31,878)      --           --            (19,019)
Total assets...............      1,356,259      119,356       78,062        1,941       178,217      182,455     1,916,290
Investment in
 unconsolidated
 subsidiaries..............         10,125      --           --            --           --           --             10,125
Capital expenditures.......         27,535        8,391        3,937        1,483         2,219          648        44,213

    The following tables reconcile segment profit to consolidated income before provision for income taxes, minority interest and extraordinary items:

1996
Segment profit...................................................................  $ 199,364
Depreciation and amortization....................................................    (48,924)
Interest, net....................................................................    (48,017)
Stock option expense.............................................................       (914)
Unusual items....................................................................    (37,271)
                                                                                   ---------
  Income before provision for income taxes,
    minority interest and extraordinary items....................................  $  64,238
                                                                                   ---------
                                                                                   ---------

1997
Segment profit...................................................................  $ 177,850
Depreciation and amortization....................................................    (44,861)
Interest, net....................................................................    (45,377)
Stock option expense.............................................................     (4,292)
Loss on Crescent Transactions....................................................    (59,868)
Unusual items....................................................................       (357)
                                                                                   ---------
  Income before provision for income taxes, minority interest and extraordinary items........................................................................  $  23,095
                                                                                   ---------
                                                                                   ---------

1998
Segment profit...................................................................  $ 181,118
Depreciation and amortization....................................................    (54,885)
Interest, net....................................................................    (75,375)
Stock option credit..............................................................      5,623
Managed care integration costs...................................................    (16,962)
Unusual items....................................................................       (458)
                                                                                   ---------
  Income before provision for income taxes, minority interest and extraordinary items........................................................................  $  39,061
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

COVENANTS

The Revolving Credit Agreement contains a number of restrictive covenants which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combinations. The Revolving Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Revolving Credit Agreement, as amended, at September 30, 1998. Budget projections prepared by management for the fiscal year ending September 30, 1999 estimate that the Company will be in compliance with all debt

                     CHARTER BEHAVORIAL HEALTH SYSTEMS, LLC

                          SEPTEMBER 30, 1997 AND 1998

5. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED) covenants under the Revolving Credit Agreement, as amended, during fiscal 1999. Management believes that its budget projections for fiscal 1999 are reasonable and achievable, however, there can be no assurances that such projections will be achieved. If the Company were to fail to achieve such budget projections during fiscal 1999, the Company could become in noncompliance with certain debt covenants resulting in an event of default under the Revolving Credit Agreement.

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

                         Report of Independent Auditors

Executive Board
  Choice Behavioral Health Partnership

We have audited the accompanying balance sheet of Choice Behavioral Health Partnership (Choice) as of December 31, 1998, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Choice's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice Behavioral Health Partnership at December 31, 1998, and the results of its operations, changes in its partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP



Jacksonville, Florida
February 11, 1999

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                                 BALANCE SHEET

                               DECEMBER 31, 1998


ASSETS
Current assets:
  Cash and cash equivalents...................................................  $ 3,995,107
  Restricted cash and investments.............................................   11,591,085
  Receivable from Humana......................................................    4,883,700
  Other current assets........................................................      477,944
                                                                                -----------
Total current assets..........................................................   20,947,836
Property and equipment, net...................................................      310,225
                                                                                -----------
Total assets..................................................................  $21,258,061
                                                                                -----------
                                                                                -----------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Medical claims payable......................................................  $11,591,085
  Accounts payable and accrued expenses.......................................      910,062
  Due to related parties......................................................       61,475
  Contract settlement reserve.................................................    1,942,561
                                                                                -----------
Total current liabilities.....................................................   14,505,183

Partners' capital:
  CMG Health, Inc.............................................................    3,376,439
  FHC Options, Inc............................................................    3,376,439
                                                                                -----------
Total partners' capital.......................................................    6,752,878
                                                                                -----------
Total liabilities and partners' capital.......................................  $21,258,061
                                                                                -----------
                                                                                -----------


The accompanying notes to financial statements are an integral part of this balance sheet.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                              STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 1998

Provider contract revenue.....................................................  $70,351,009
Clinical expenses.............................................................   29,169,252
                                                                                -----------
Gross margin..................................................................   41,181,757

Administrative expenses.......................................................    5,362,452
                                                                                -----------
Income from operations........................................................   35,819,305

Other income:
  Investment income...........................................................    1,037,021
                                                                                -----------
Net income....................................................................  $36,856,326
                                                                                -----------
                                                                                -----------

The accompanying notes to financial statements are an integral part of this statement.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                         STATEMENT OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1998

                                                             CMG HEALTH, INC.   FHC OPTIONS, INC.       TOTAL
                                                             -----------------  ------------------  --------------
Balance at December 31, 1997...............................   $     1,454,361    $      1,454,361   $    2,908,722

  Partner distributions....................................       (16,506,085)        (16,506,085)     (33,012,170)
  Net income...............................................        18,428,163          18,428,163       36,856,326
                                                             -----------------  ------------------  --------------
Balance at December 31, 1998...............................   $     3,376,439    $      3,376,439   $    6,752,878
                                                             -----------------  ------------------  --------------
                                                             -----------------  ------------------  --------------

The accompanying notes to financial statements are an integral part of this statement.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................  $36,856,326
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation................................................................      188,904
  Loss on disposal of equipment...............................................        7,460
  Changes in operating assets and liabilities:
    Decrease in restricted cash and investments...............................    5,134,237
    Increase in accounts receivable...........................................   (4,883,700)
    Increase in other current assets..........................................     (147,459)
    Increase in accounts payable and accrued expenses.........................      188,000
    Decrease in medical claims payable........................................   (5,134,237)
    Decrease in contract settlement reserve...................................   (4,040,844)
    Decrease in due to related parties........................................      (88,356)
                                                                                -----------
Net cash provided by operating activities.....................................   28,080,331

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment...........................................      (91,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners.....................................................  (33,012,170)
                                                                                -----------

Decrease in cash and cash equivalents.........................................   (5,023,166)
Cash and cash equivalents, beginning of year..................................    9,018,273
                                                                                -----------
Cash and cash equivalents, end of year........................................  $ 3,995,107
                                                                                -----------
                                                                                -----------


The accompanying notes to financial statements are an integral part of this statement.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. BUSINESS AND BASIS OF PRESENTATION

Choice Behavioral Health Partnership (Choice) is engaged in the business of managing mental health and substance abuse services under a subcontract (the Subcontract) with Humana Military Healthcare Services (Humana), a subsidiary of Humana, Inc. Humana is the prime contractor awarded the managed care support contract for Civilian Health and Medical Program of the Uniformed Services (CHAMPUS) beneficiaries in the Department of Defense Regions 3 and 4 (the Contract). Under the Subcontract, Choice is responsible for the management of mental health and substance abuse services for these regions which are comprised of Florida, Alabama, Georgia, South Carolina, Mississippi, Tennessee, and portions of Louisiana and Arkansas. Choice receives a fixed fee for the management of mental health and substance abuse services provided under the Subcontract and assumes full risk for both inpatient and outpatient services (subject to certain limitations) for all beneficiaries in the defined service area.

Choice was formed as a general partnership on January 1, 1996, organized under the laws of the Commonwealth of Virginia, between CMG Health, Inc. (CMG), a Maryland corporation and FHC Options, Inc. (Options), a Virginia corporation. CMG became a wholly owned subsidiary of Magellan Health Services, Inc. (Magellan), a Delaware corporation, by virtue of Magellan's acquisition of Merit Behavioral Care Corporation, CMG's parent company, on February 12, 1998.

The original term of the Contract was for the twelve month option period ended June 30, 1997 with four additional twelve month option periods available for contract extensions at the discretion of CHAMPUS. The third option period was extended through June 30, 1999; however, there can be no guarantee that the remaining option periods will be extended.

If the Contract is extended for an option period, the Subcontract is automatically extended as well. Choice's management of mental health services under the Subcontract commenced on July 1, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid, interest bearing investments with an original maturity of three months or less.


RESTRICTED CASH AND INVESTMENTS


The Subcontract requires that Choice maintain cash balances sufficient to pay claims payable.

CONCENTRATIONS OF CREDIT RISK

Choice was formed to provide, and currently exclusively provides, services under the Subcontract. The reliance on Humana, which is Choice's sole customer and the holder of the Contract, and on CHAMPUS, which has sole discretion in extending the Contract under which the Subcontract automatically renews,

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) subjects Choice to a concentration of credit risk with respect to the Subcontract. Receivable from Humana represents amounts owed to Choice for services provided under the Subcontract for the month of December 1998.

PROPERTY AND EQUIPMENT


Property and equipment is carried at cost and is depreciated over the shorter of the estimated useful life of the asset or the maximum remaining life of the Subcontract using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life or the remaining lease term. Amortization of leasehold improvements is included in depreciation expense, which was approximately $189,000.


Property and equipment is comprised of the following:

Leasehold improvements...........................................  $   3,986
Furniture and fixtures...........................................    354,155
Computer equipment...............................................    372,733
Computer software................................................     15,420
                                                                   ---------
                                                                     746,294
Less accumulated depreciation....................................    436,069
                                                                   ---------
                                                                   $ 310,225
                                                                   ---------
                                                                   ---------


CLINICAL EXPENSES AND MEDICAL CLAIMS PAYABLE


Choice contracts with various mental health providers for the provision of mental health services to its beneficiaries. Licensed psychiatrists, licensed psychologists and licensed masters-level clinicians generally are compensated on a discounted fee for service basis. Institutional providers generally are compensated on a per diem basis for acute, partial hospitalization, and residential treatment center services.


Medical claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at December 31, 1998 of approximately $11,591,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statement of income in the period in which such adjustments become known to management. During 1998, clinical expenses were decreased by approximately $5,576,000, due to revisions to claims payable to reflect more accurate claims data which became available as a result of several factors, including more timely access to authorization and claims payment information and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROVIDER CONTRACT REVENUE

All revenue recorded by Choice is attributable to the Subcontract.

INCOME TAXES


As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for income taxes has been made in the accompanying financial statements.


3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of current assets and current liabilities in the accompanying balance sheet approximates their fair value.

4. RELATED PARTY TRANSACTIONS

CMG, Options and Humana provide certain services to Choice and pay certain expenses on behalf of Choice. Choice is billed for the actual cost of all services provided and expenses paid on its behalf. Choice paid the following amounts to these related parties:

SERVICES PROVIDED BY CMG
Salaries, benefits and payroll taxes of CMG employees providing services to Choice.............................................  $  24,393
Employee business expenses.......................................     45,617
Supplies and utilities...........................................      5,658
                                                                   ---------
                                                                   $  75,668
                                                                   ---------
                                                                   ---------
SERVICES PROVIDED BY OPTIONS
Salaries, benefits and payroll taxes of Options employees
  providing services to Choice...................................  $  24,393
Employee business expenses.......................................     36,693
Supplies and utilities...........................................      5,101
                                                                   ---------
                                                                   $  66,189
                                                                   ---------
                                                                   ---------
SERVICES PROVIDED BY HUMANA
Telephone services...............................................  $ 250,703
Field office facility space......................................     44,697
Miscellaneous....................................................     22,732
                                                                   ---------
                                                                   $ 318,132
                                                                   ---------
                                                                   ---------

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1998

4. RELATED PARTY TRANSACTIONS (CONTINUED)
The amounts due to related parties is comprised of the following:

Options...........................................................  $   2,666
Humana............................................................     58,809
                                                                    ---------
                                                                    $  61,475
                                                                    ---------
                                                                    ---------

5. EMPLOYEE BENEFIT PLANS

Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute up to 15% of their pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. A discretionary contribution of approximately $250,000 was made during the year. Choice paid approximately $4,500 in administration costs for the plan during the year.

6. COMMITMENTS AND CONTINGENCIES

Choice is subject to potential claims arising from the conduct of its business and maintains a general and professional liability insurance policy with per claim and aggregate limits of $1,000,000 each with excess liability coverage of $5,000,000 per occurrence and $15,000,000 in aggregate. Management is unaware of any significant claims which may have been asserted against Choice. In the opinion of management, Choice maintains adequate insurance coverage to contain any claims which may eventually be asserted.


Choice receives payments in fixed monthly amounts for the management of mental health and substance abuse care. These amounts are subject to retroactive CHAMPUS adjustments, referred to as bid-price adjustments (BPA). There are seven scheduled BPAs which occur over the course of the five-year contract and which measure a variety of factors, including changes in covered lives; estimates of actual costs for the data collection period (DCP); shifts in workload between military-provided services and contractor-provided services; changes in the acuity of services; and CHAMPUS inflation relative to projections. The DCP is the 12-month period ended June 30, 1996 (12-month period immediately preceding healthcare delivery). BPA1 was determined in 1997 based on estimates of actual covered lives for the option period and actual utilization for the DCP. BPA2 was determined during 1998 based on remeasurement of covered lives, estimated DCP utilization and consideration of changes in workload. Future BPAs will measure the factors noted for each of the option periods. The BPAs are estimated and reflected as an adjustment to provider contract revenue during the applicable period. Estimated amounts payable to Humana, if any, are included in contract settlement reserve.



During 1998, Humana received additional information from CHAMPUS in conjunction with the BPA2 calculations, including revised counts of covered lives, updated estimates of actual DCP utilization and preliminary estimates of military workload. Humana calculated BPA2 to be approximately 29% and 20% of total clinical revenue specified in the final bid for option periods one and two, respectively. During

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1998

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

1998, management increased provider contract revenue by approximately $14,366,000 due to the settlement of BPA2.



While management believes that the contract settlement reserve of approximately $1,943,000 is reasonable, because of the inherent uncertainty surrounding the factors included in the determination of the final BPA for each option period, it is reasonably possible that the estimated amounts may differ materially from the amounts that would have been recorded had the actual factors been known.

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