Form 10-Q
period 1999-03-31
MAGELLAN HEALTH SERVICES INC
filed 1999-05-14
CIK 19411

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-6639
                            ------------------------

                         MAGELLAN HEALTH SERVICES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             58-1076937
  ----------------------------------------  ---------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

         3414 PEACHTREE ROAD, N.E.
                 SUITE 1400
              ATLANTA, GEORGIA                            30326
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)             (Zip Code)

                                 (404) 841-9200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of April 30, 1999 was 31,777,788.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
PART I--FINANCIAL INFORMATION:
  Condensed Consolidated Balance Sheets--
    September 30, 1998 and March 31, 1999...............................................................           1
  Condensed Consolidated Statements of Operations--
    For the Three Months and the Six Months ended March 31, 1998 and 1999...............................           2
  Condensed Consolidated Statements of Cash Flows--
    For the Six Months ended March 31, 1998 and 1999....................................................           3
  Notes to Condensed Consolidated Financial Statements..................................................           4
  Management's Discussion and Analysis of Financial Condition and Results of Operations.................          19

PART II--OTHER INFORMATION:
  Item 6.--Exhibits and Reports on Form 8-K.............................................................          34
  Signatures............................................................................................          35

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,  MARCH 31,
                                                                                             1998         1999
                                                                                         -------------  ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................   $    92,050   $  54,824
  Accounts receivable, net.............................................................       174,846     169,679
  Restricted cash and investments......................................................        89,212     116,122
  Refundable income taxes..............................................................         4,939          --
  Other current assets.................................................................        38,677      26,420
                                                                                         -------------  ---------
    Total current assets...............................................................       399,724     367,045
Assets restricted for settlement of unpaid claims and other liabilities................        37,910      32,857
Property and equipment, net of accumulated depreciation of $60,100 at September 30,
  1998, and $66,163 at March 31, 1999..................................................       177,169     156,160
Deferred income taxes..................................................................        97,386     103,089
Investments in unconsolidated subsidiaries.............................................        11,066      32,864
Other long-term assets.................................................................        35,415      17,944
Goodwill, net..........................................................................       992,431   1,064,818
Other intangible assets, net...........................................................       165,189     156,334
                                                                                         -------------  ---------
                                                                                          $ 1,916,290   $1,931,111
                                                                                         -------------  ---------
                                                                                         -------------  ---------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................   $    42,873   $  29,748
  Accrued liabilities..................................................................       193,530     227,549
  Medical claims payable...............................................................       195,330     205,318
  Income taxes payable.................................................................            --         781
  Current maturities of long-term debt and capital lease obligations...................        23,033      31,400
                                                                                         -------------  ---------
    Total current liabilities..........................................................       454,766     494,796
Long-term debt and capital lease obligations...........................................     1,202,613   1,196,472
Reserve for unpaid claims..............................................................        30,280      25,627
Deferred credits and other long-term liabilities.......................................        14,011      16,221
Minority interest......................................................................        26,985       2,137
Commitments and contingencies
Stockholders' equity:
  Preferred stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none.......................................................            --          --
  Common stock, par value $0.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,898 shares at September 30, 1998 and 34,067 shares at
     March 31, 1999....................................................................         8,476       8,516
  Other stockholders' equity:
    Additional paid-in capital.........................................................       349,651     350,774
    Accumulated deficit................................................................      (149,238)   (141,100)
    Warrants outstanding...............................................................        25,050      25,050
    Common stock in treasury, 2,289 shares at September 30, 1998 and March 31, 1999....       (44,309)    (44,309)
    Cumulative foreign currency adjustments included in comprehensive income...........        (1,995)     (3,073)
                                                                                         -------------  ---------
      Total stockholders' equity.......................................................       187,635     195,858
                                                                                         -------------  ---------
                                                                                          $ 1,916,290   $1,931,111
                                                                                         -------------  ---------
                                                                                         -------------  ---------

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                           ENDED                   ENDED
                                                                         MARCH 31,               MARCH 31,
                                                                   ----------------------  ----------------------
                                                                      1998        1999        1998        1999
                                                                   ----------  ----------  ----------  ----------
Net revenue......................................................  $  370,953  $  497,315  $  583,324  $  960,458
                                                                   ----------  ----------  ----------  ----------
Costs and expenses:
  Salaries, cost of care and other operating expenses............     325,123     447,643     497,454     860,859
  Equity in (earnings) losses of unconsolidated subsidiaries.....       4,375      (7,427)     16,497     (12,409)
  Depreciation and amortization..................................      12,956      18,963      19,925      37,354
  Interest, net..................................................      17,526      24,209      24,927      48,318
  Stock option expense (credit)..................................         420           6      (3,539)         18
  Managed care integration costs.................................      11,074       2,119      11,074       3,869
  Special charges................................................          49       2,252          49       2,274
                                                                   ----------  ----------  ----------  ----------
                                                                      371,523     487,765     566,387     940,283
                                                                   ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes, minority
  interest and extraordinary item................................        (570)      9,550      16,937      20,175
Provision for income taxes.......................................         630       5,627       7,633      11,664
                                                                   ----------  ----------  ----------  ----------
Income (loss) before minority interest and extraordinary item....      (1,200)      3,923       9,304       8,511
Minority interest................................................       1,092         (34)      3,968         373
                                                                   ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..........................      (2,292)      3,957       5,336       8,138
Extraordinary item--net loss on early extinguishments of debt
  (net of income tax benefit of $22,010).........................     (33,015)         --     (33,015)         --
                                                                   ----------  ----------  ----------  ----------
Net income (loss)................................................     (35,307)      3,957     (27,679)      8,138
Unrealized foreign currency translation loss.....................        (269)       (706)       (171)     (1,797)
Benefit from income taxes related to unrealized foreign currency
  translation loss...............................................        (107)       (283)        (68)       (719)
                                                                   ----------  ----------  ----------  ----------
                                                                         (162)       (423)       (103)     (1,078)
                                                                   ----------  ----------  ----------  ----------
Comprehensive income (loss)......................................  $  (35,469) $    3,534  $  (27,782) $    7,060
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Average number of common shares outstanding--basic...............      31,012      31,741      29,995      31,676
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Average number of common shares outstanding--diluted.............      31,012      31,751      30,587      31,697
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Income (loss) per common share--basic:
Income (loss) before extraordinary item..........................  $    (0.07) $     0.12  $     0.18  $     0.26
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Extraordinary loss on early extinguishments of debt..............  $    (1.06) $       --  $    (1.10) $       --
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income (loss)................................................  $    (1.14) $     0.12  $    (0.92) $     0.26
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Income (loss) per common share--diluted:
Income (loss) before extraordinary item..........................  $    (0.07) $     0.12  $     0.17  $     0.26
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Extraordinary loss on early extinguishments of debt..............  $    (1.06) $       --  $    (1.08) $       --
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income (loss)................................................  $    (1.14) $     0.12  $    (0.90) $     0.26
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

  The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             FOR THE SIX MONTHS
                                                                                                   ENDED
                                                                                                 MARCH 31,
                                                                                           ----------------------
                                                                                              1998        1999
                                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................................  $  (27,679) $    8,138
                                                                                           ----------  ----------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization......................................................      19,925      37,354
      Equity in (earnings) losses of unconsolidated subsidiaries.........................      16,497     (12,409)
      Stock option expense (credit)......................................................      (3,539)         18
      Non-cash interest expense..........................................................       1,110       1,885
      Loss on sale of assets.............................................................          49         289
      Impairment of long-lived assets....................................................       2,160          --
      Extraordinary loss on early extinguishments of debt................................      55,025          --
      Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
        Accounts receivable, net.........................................................      (8,933)     (4,056)
        Other assets.....................................................................      (7,644)      6,785
        Restricted cash and investments..................................................      (5,295)    (26,910)
        Accounts payable and other accrued liabilities...................................     (45,137)      8,780
        Medical claims payable...........................................................      19,662       3,685
        Reserve for unpaid claims........................................................     (12,815)     (4,653)
        Income taxes payable and deferred income taxes...................................     (23,275)     12,595
        Other liabilities................................................................      (4,126)          5
        Minority interest, net of dividends paid.........................................       2,705       1,145
        Other............................................................................      (1,026)     (1,220)
                                                                                           ----------  ----------
          Total adjustments..............................................................       5,343      23,293
                                                                                           ----------  ----------
            Net cash provided by (used in) operating activities..........................     (22,336)     31,431
                                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................................     (13,467)    (26,131)
  Acquisitions and investments in businesses, net of cash acquired and
    return of escrowed funds.............................................................    (988,943)    (55,596)
  Conversion of joint ventures from consolidation to equity method.......................          --     (21,092)
  Distributions received from unconsolidated subsidiaries................................          --      15,150
  Decrease in assets restricted for settlement of unpaid claims..........................      18,007       8,844
  Proceeds from sale of assets, net of transaction costs.................................         118       6,897
                                                                                           ----------  ----------
    Net cash used in investing activities................................................    (984,285)    (71,928)
                                                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt, net of issuance costs..................................   1,171,681      49,624
  Payments on debt and capital lease obligations.........................................    (425,433)    (47,498)
  Proceeds from exercise of stock options and warrants...................................       3,362       1,145
  Purchases of treasury stock............................................................     (12,456)         --
                                                                                           ----------  ----------
    Net cash provided by financing activities............................................     737,154       3,271
                                                                                           ----------  ----------
Net decrease in cash and cash equivalents................................................    (269,467)    (37,226)
Cash and cash equivalents at beginning of period.........................................     372,878      92,050
                                                                                           ----------  ----------
Cash and cash equivalents at end of period...............................................  $  103,411  $   54,824
                                                                                           ----------  ----------
                                                                                           ----------  ----------

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") for the fiscal year ended September 30, 1998, included in the Company's Annual Report on Form 10-K, as amended. All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 1998 amounts to conform to fiscal 1999 presentation.

NOTE B--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the six months ended March 31, 1998 and 1999 (in thousands):

                                                                                                SIX MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1999
                                                                                              ---------  ---------
Income taxes paid, net of refunds received..................................................  $   8,095  $  (2,043)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Interest paid, net of amounts capitalized...................................................  $  40,747  $  53,226
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Non-cash transactions:
Fair value of common stock in treasury issued in connection with the Green Spring Minority
  Stockholder Conversion (as defined).......................................................  $  63,496  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE C--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1998 and March 31, 1999 is as follows (in thousands):

                                                                                       SEPTEMBER 30,   MARCH 31,
                                                                                           1998           1999
                                                                                       -------------  ------------
Credit Agreement:
Revolving Facility due through 2004..................................................   $    40,000   $     50,000
Term Loan Facility (7.3725% to 7.8725% at March 31, 1999) due through 2006...........       550,000        543,400
9.0% Senior Subordinated Notes due 2008..............................................       625,000        625,000
6.0% to 11.5% mortgage and other notes payable through 2005..........................         4,198          3,035
3.0% capital lease obligations due through 2014......................................         6,448          6,437
                                                                                       -------------  ------------
                                                                                          1,225,646      1,227,872
Less amounts due within one year.....................................................        23,033         31,400
                                                                                       -------------  ------------
                                                                                        $ 1,202,613   $  1,196,472
                                                                                       -------------  ------------
                                                                                       -------------  ------------

NOTE D--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                                         SEPTEMBER 30,  MARCH 31,
                                                                                             1998          1999
                                                                                         -------------  ----------
Salaries, wages and other benefits.....................................................   $    23,893   $   19,211
Interest...............................................................................         9,271        7,818
CHAMPUS adjustments....................................................................        25,484       32,414
Other..................................................................................       134,882      168,106
                                                                                         -------------  ----------
                                                                                          $   193,530   $  227,549
                                                                                         -------------  ----------
                                                                                         -------------  ----------

NOTE E--INCOME PER COMMON SHARE

    The following table presents the components of average number of common shares outstanding-- diluted (in thousands):

                                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                  MARCH 31,             MARCH 31,
                                                                             --------------------  --------------------

                                                                               1998       1999       1998       1999
                                                                             ---------  ---------  ---------  ---------
Average number of common shares outstanding--basic.........................     31,012     31,741     29,995     31,676
Common stock equivalents--stock options....................................         --          4        575         14
Common stock equivalents--warrants.........................................         --          6         17          7
                                                                             ---------  ---------  ---------  ---------
Average number of common shares outstanding--diluted.......................     31,012     31,751     30,587     31,697
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE E--INCOME PER COMMON SHARE (CONTINUED)
    Options to purchase approximately 3,247,000 shares of common stock at $8.41 to $31.00 per share were outstanding during the six months ended March 31, 1999, but were excluded from the calculation of average number of common shares outstanding--diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 3,096,000 of these options, which expire between fiscal 2001 and 2009, were outstanding at March 31, 1999.

    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during the six months ended March 31, 1999, but were excluded from the calculation of average number of common shares outstanding--diluted because the warrants' exercise prices were greater than the average market price of the common shares underlying such warrants during the period. All of the warrants, which expire between fiscal 2000 and 2009, were outstanding at March 31, 1999.

    Common stock equivalents representing approximately 452,000 shares of common stock were excluded from the calculation of average number of common shares outstanding--diluted for the three months ended March 31, 1998, due to their anti-dilutive nature as a result of the Company's loss for such period.

    On November 17, 1998, the Company's Board of Directors approved the repricing of stock options outstanding under the Company's existing stock option plans and held by current directors and full-time employees (the "Stock Option Repricing"). Each holder of 10,000 or more stock options who chose to participate in the Stock Option Repricing was required to forfeit a percentage of outstanding stock options depending upon such factors as level of employment and number of options held.

    In order to participate in the Stock Option Repricing: (i) members of the Company's Board of Directors, including the Chief Executive Officer ("CEO"), were required to forfeit 40% of their outstanding options; (ii) Named Executive Officers (as defined by Securities and Exchange Commission Regulations) other than the CEO were required to forfeit 30% of their outstanding options; (iii) all other holders of 50,000 or more options were required to forfeit 25% of their outstanding options; and (iv) all other holders of 10,000 to 49,999 options were required to forfeit 15% of their outstanding options.

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

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    CHOICE BEHAVIORAL HEALTH PARTNERSHIP. The Company is a 50% partner with Value Options, Inc. in Choice Behavioral Health Partnership ("Choice"), a general partnership. Choice is a managed behavioral healthcare company which derives all of its revenues from a contract with the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), and with TriCare, the successor to CHAMPUS. The Company accounts for its investment in Choice using the equity method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

                                                                                SEPTEMBER 30, 1998  MARCH 31, 1999
                                                                                ------------------  --------------
Current assets................................................................      $   22,974        $   19,242
Property and equipment, net...................................................             345               288
                                                                                       -------           -------
    Total assets..............................................................      $   23,319        $   19,530
                                                                                       -------           -------
                                                                                       -------           -------
Current liabilities...........................................................      $   16,829        $   12,972
Partners' capital.............................................................           6,490             6,558
                                                                                       -------           -------
    Total liabilities and partners' capital...................................      $   23,319        $   19,530
                                                                                       -------           -------
                                                                                       -------           -------
Magellan investment...........................................................      $    3,245        $    3,279
                                                                                       -------           -------
                                                                                       -------           -------

                                                                      48 DAYS       THREE MONTHS     SIX MONTHS
                                                                       ENDED           ENDED           ENDED
                                                                  MARCH 31, 1998   MARCH 31, 1999  MARCH 31, 1999
                                                                  ---------------  --------------  --------------
Net revenue.....................................................     $   7,204       $   13,166      $   27,746
Operating expenses..............................................         4,397            4,241          12,589
                                                                        ------          -------         -------
Net income......................................................     $   2,807       $    8,925      $   15,157
                                                                        ------          -------         -------
                                                                        ------          -------         -------
Magellan equity income..........................................     $   1,404       $    4,463      $    7,579
                                                                        ------          -------         -------
                                                                        ------          -------         -------

    The Company acquired its investment in Choice on February 12, 1998, as part of the Merit (as defined) acquisition. Accordingly, statement of operations data related to the three months ended March 31, 1998, represents only the results of operations of Choice from February 12, 1998 through March 31, 1998.

    PREMIER BEHAVIORAL SYSTEMS, LLC. The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1998 and March 31, 1999 was $5.8 million and $8.5 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended March 31, 1998 and 1999 was $0.3 million and $1.9 million, respectively, and for the six months ended March 31, 1998 and 1999 was $(0.3) million and $2.6 million, respectively.

    CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC. The Company owned a 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") as of September 30, 1998 and March 31, 1999. CBHS was formed on June 17, 1997, as a result of the Company's sale of substantially all of the real estate used in its domestic psychiatric hospital provider business to Crescent Real Estate Equities, L.P. ("Crescent") (the "Crescent Transactions"). The Company accounts for its investment in CBHS using the equity method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    A summary of financial information for CBHS is as follows (in thousands):

                                                                                    SEPTEMBER 30,  MARCH 31,
                                                                                        1998          1999
                                                                                    -------------  ----------
Current assets....................................................................   $   147,119   $  157,886
Property and equipment, net.......................................................        21,148       21,844
Other nonconcurrent assets........................................................         8,871        8,842
                                                                                    -------------  ----------
Total assets......................................................................   $   177,138   $  188,572
                                                                                    -------------  ----------
                                                                                    -------------  ----------
Current liabilities...............................................................   $   141,379   $  177,913
Long-term debt....................................................................        67,200       65,450
Other nonconcurrent liabilities...................................................        35,437       54,556
Members' deficit..................................................................       (66,878)    (109,347)
                                                                                    -------------  ----------
Total liabilities and members' deficit............................................   $   177,138   $  188,572
                                                                                    -------------  ----------
                                                                                    -------------  ----------

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    MARCH 31,               MARCH 31,
                                                              ----------------------  ----------------------
                                                                 1998        1999        1998        1999
                                                              ----------  ----------  ----------  ----------
Net revenue.................................................  $  187,384  $  191,605  $  365,442  $  373,826
                                                              ----------  ----------  ----------  ----------
Crescent rent expense.......................................      14,032      14,051      28,018      28,108
Other operating expenses....................................     186,246     190,941     371,924     383,174
Interest, net...............................................       1,305       1,426       2,675       3,014
                                                              ----------  ----------  ----------  ----------
Net loss before preferred member distribution...............  $  (14,199) $  (14,813) $  (37,175) $  (40,470)
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------
Magellan's portion of net loss..............................  $   (7,100) $       --  $  (18,588) $       --
Intercompany loss elimination...............................       1,525          --       1,525          --
                                                              ----------  ----------  ----------  ----------
Magellan equity loss (2)....................................  $   (5,575) $       --  $  (17,063) $       --
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

Cash provided by (used in) operating activities.....................................  $   (9,517) $   12,063
                                                                                      ----------  ----------
                                                                                      ----------  ----------

------------------------

(2) Note appears on page 9.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                         THREE MONTHS           SIX MONTHS
                                                                            ENDED                 ENDED
                                                                          MARCH 31,             MARCH 31,
                                                                     --------------------  --------------------
                                                                       1998       1999       1998       1999
                                                                     ---------  ---------  ---------  ---------
Franchise fee revenue (2)..........................................  $  16,525  $      --  $  36,100  $      --
Costs:
Accounts receivable collection fees................................  $     560  $      58  $   1,614  $     151
Hospital-based joint venture management fees.......................  $   1,853  $   1,388  $   3,483  $   2,707

                                                                                    SEPTEMBER 30,   MARCH 31,
                                                                                        1998          1999
                                                                                    -------------  -----------
Due to CBHS, net (1)..............................................................    $   1,127     $   6,293
                                                                                         ------    -----------
                                                                                         ------    -----------
Prepaid CHARTER call center management fees (3)...................................    $   2,953     $   4,330
                                                                                         ------    -----------
                                                                                         ------    -----------
Net book value of leased property (4).............................................    $   2,850     $   7,250
                                                                                         ------    -----------
                                                                                         ------    -----------

------------------------

(1) The nature of hospital accounts receivable billing and collection processes has resulted in the Company and CBHS receiving remittances which belong to the other party. Additionally, the Company and CBHS have established a settlement and allocation process for the accounts receivable related to those patients who were not yet discharged from their treatment on June 16, 1997. These and other events result in the amount presented as due to CBHS.

(2) Franchise fees due from CBHS were approximately $38.0 million and $80.0 million as of September 30, 1998, and March 31, 1999, respectively. CBHS' independent public accountants' report on CBHS' financial statements for the fiscal year ended September 30, 1998, makes reference to uncertainty regarding CBHS' ability to continue as a going concern. The Company recorded equity in loss of its investment in CBHS until all franchise fees due from CBHS were reduced to $0 at September 30, 1998. The Company received no franchise fee payments from CBHS and recorded no franchise fee revenue related to CBHS during the six months ended March 31, 1999, due to continuing uncertainties surrounding their collectibility. Cumulative equity in losses of CBHS in excess of the Company's investment in CBHS of $4.9 million ($5.1 million loss during the fiscal year ended September 30, 1998; $2.8 million and $0.2 million income during the three months and the six months ended March 31, 1999, respectively) are not reflected in the Company's financial statements at and for the three months and the six months ended March 31, 1999, since the Company has no remaining obligation or commitment to fund CBHS and has no guarantees outstanding for any CBHS obligations.

(3) CBHS is responsible for funding substantially all of the operations of the 1-800-CHARTER call center, which is owned by the Company, under a management agreement (the "Call Center Management Agreement") which was entered into on December 22, 1997.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
   Under the Call Center Management Agreement, CBHS agreed to fund the operations of the call center, with the exceptions of capital expenditures and lease payments, for an initial term of eighteen months in exchange for payment of approximately $5.9 million, which approximated the budgeted costs for the call center over the term of the agreement. In December 1998, the Call Center Management Agreement was extended for an additional twelve months at a cost to the Company of approximately $3.3 million.

(4) CBHS leased two psychiatric hospital facilities (collectively, the "CBHS Leaseholds") from the Company as of March 31, 1999. The CBHS Leaseholds were acquired by the Company in connection with CBHS' acquisition of certain businesses from Ramsay Health Care, Inc. on September 28, 1998. The Company paid approximately $7.2 million for the CBHS Leaseholds ($2.8 million during September 1998; $4.4 million during the six months ended March 31, 1999). The purchase of the CBHS Leaseholds was funded primarily through distributions received from the Provider JV's (as defined). The CBHS Leaseholds are leased to CBHS for a 10-year lease term at an annual rent of $0.7 million. The Company accounted for the purchase of the CBHS Leaseholds as an investment in income producing property. Both the Company and CBHS account for these leases as operating leases.

    Under the terms of a letter agreement dated November 10, 1998, between the Company and Crescent Real Estate Funding VII, L.P. ("Crescent Funding"), Crescent Funding has agreed to purchase the CBHS Leaseholds from the Company, at the contract acquisition cost paid by the Company, upon the sale of certain other property owned by Crescent Funding and leased by CBHS at March 31, 1999. Crescent Funding is an affiliate of both Crescent Operating, Inc. ("COI"), the other 50% owner of CBHS, and Crescent, the lessor of the majority of the properties in which CBHS conducts its business.

    HOSPITAL-BASED JOINT VENTURES. The Company owns non-controlling interests in five hospital-based joint ventures ("Provider JV's"). Generally, each member of the joint venture leased and/or contributed certain assets in each respective market to the joint venture with the Company becoming the managing partner or member.

    A summary of the Provider JV's is as follows:

                                   FORMATION         OWNERSHIP
MARKET                                DATE          PERCENTAGE                     MINORITY OWNER
------------------------------  ----------------  ---------------  ----------------------------------------------
Chicago, IL...................  June, 1994                  75%    Naperville Health Ventures
Albuquerque, NM...............  May, 1995                   67%    Columbia/HCA Healthcare Corporation
Raleigh, NC...................  June, 1995                  50%    Columbia/HCA Healthcare Corporation
Lafayette, LA.................  October, 1995               50%    Columbia/HCA Healthcare Corporation
Anchorage, AK.................  August, 1996                57%    Columbia/HCA Healthcare Corporation

    The Provider JV's results of operations were included in the Company's consolidated financial statements from inception, less minority interest, through September 30, 1998. On October 1, 1998, the Provider JV's were converted from consolidation to the equity method. See "Management's Discussion and Analysis--Recent Accounting Pronouncements--EITF 96-16".

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    The Provider JV's, along with one 95% owned hospital-based joint venture with approximately $20.0 million of net assets which is consolidated, have been managed by CBHS for a fee equivalent to the Company's portion of their earnings since June 17, 1997. Additionally, should the Company liquidate its interests in any or all of these six hospital-based joint ventures, the majority of the net proceeds received by the Company must be remitted to CBHS.

    A summary of financial information for the Company's aggregate investment in the Provider JV's is as follows (in thousands):

                                                                                               MARCH 31, 1999
                                                                                               --------------
Current assets...............................................................................    $   22,275
Property and equipment, net..................................................................        23,399
Other noncurrent assets......................................................................         2,179
                                                                                                    -------
Total assets.................................................................................    $   47,853
                                                                                                    -------
                                                                                                    -------
Current liabilities..........................................................................    $   11,029
Owners' capital..............................................................................        36,824
                                                                                                    -------
Total liabilities and owners' capital........................................................    $   47,853
                                                                                                    -------
                                                                                                    -------
Magellan investment..........................................................................    $   19,336
                                                                                                    -------
                                                                                                    -------

                                                                               THREE MONTHS     SIX MONTHS
                                                                                  ENDED           ENDED
                                                                              MARCH 31, 1999  MARCH 31, 1999
                                                                              --------------  --------------
Net revenue.................................................................    $   14,265      $   29,110
Operating expenses..........................................................        12,281          24,885
                                                                                   -------         -------
Net income..................................................................    $    1,984      $    4,225
                                                                                   -------         -------
                                                                                   -------         -------
Magellan equity income......................................................    $    1,165      $    2,364
                                                                                   -------         -------
                                                                                   -------         -------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE G--ACQUISITIONS

    MANAGED CARE ACQUISITIONS. During fiscal 1998, the Company acquired the following businesses in its Behavioral Managed Healthcare ("Behavioral") and Specialty Managed Healthcare ("Specialty") business segments (collectively, the "Managed Care Acquisitions"):

                                                                                               CONTRACT
                                                                                               PURCHASE
                                                                                                 PRICE
ACQUIRED COMPANY                                          SEGMENT        ACQUISITION DATE     (MILLIONS)
------------------------------------------------------  ------------  ----------------------  -----------
Human Affairs International, Incorporated ("HAI").....  Behavioral    December 4, 1997         $   122.1(1)
Allied Health Group, Inc. ("Allied")..................  Specialty     December 5, 1997         $    50.0(2)
Merit Behavioral Care Corporation ("Merit")...........  Behavioral    February 12, 1998        $   750.0

------------------------

(1) Excluding potential aggregate contingent consideration of up to $300.0 million (limited to $60.0 million for each of the five years from the acquisition date). On March 26, 1999, the Company paid Aetna, Inc. ("Aetna"), the former owner of HAI, $60.0 million of additional consideration for the purchase of HAI (the "Aetna Payment"). The Aetna Payment was funded through borrowings on the Revolving Facility (as defined) ($50.0 million) and cash on hand ($10.0 million) and was recorded as additional goodwill and identifiable intangible assets.

(2) Excluding $4.5 million of additional consideration paid during the quarter ended December 31, 1998, which was recorded as additional goodwill.

    The Company accounted for the Managed Care Acquisitions using the purchase method of accounting.

    GREEN SPRING MINORITY STOCKHOLDER CONVERSION. In January 1998, the minority stockholders of Green Spring Health Services, Inc. ("Green Spring") converted their collective 39% interest in Green Spring into an aggregate of 2,831,516 shares of the Company's common stock through exercise of an exchange option (the "Green Spring Minority Stockholder Conversion"). Green Spring became a wholly owned subsidiary of the Company as a result of the Green Spring Minority Stockholder Conversion. The Company issued shares from treasury to effect the Green Spring Minority Stockholder Conversion and accounted for it as a purchase of minority interest at the fair value of consideration paid.

    The following unaudited pro forma information for the quarter and the six months ended March 31, 1998, has been prepared assuming the Managed Care Acquisitions and the Green Spring Minority Stockholder Conversion occurred on October 1, 1997. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such transactions

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE G--ACQUISITIONS (CONTINUED)
occurred on October 1, 1997, or which may be attained in future periods (in thousands, except per share amounts):

                                                                THREE MONTHS     SIX MONTHS
                                                                   ENDED           ENDED
                                                               MARCH 31, 1998  MARCH 31, 1998
                                                               --------------  --------------
Net revenue..................................................    $  454,044      $  882,316
                                                               --------------  --------------
                                                               --------------  --------------
Net income (1)(2)............................................    $    1,327      $    4,842
                                                               --------------  --------------
                                                               --------------  --------------

Income per common share--basic...............................    $     0.04      $     0.15
                                                               --------------  --------------
                                                               --------------  --------------
Income per common share--diluted.............................    $     0.04      $     0.15
                                                               --------------  --------------
                                                               --------------  --------------

------------------------

(1) Excludes expected unrealized cost savings related to the Integration Plan (as defined) and managed care integration costs.

(2) Excludes the extraordinary loss on early extinguishments of debt during the three months and the six months ended March 31, 1998, that were directly attributable to the consummation of the Merit acquisition.

NOTE H--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are included in "Reserve for unpaid claims" in the Company's balance sheet and are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1998 and March 31, 1999, was approximately $34.6 million and $28.8 million, respectively. The carrying amount of accrued medical malpractice claims was $26.2 million and $25.4 million at September 30, 1998 and March 31, 1999, respectively. The reserve for unpaid claims is adjusted periodically, as such claims mature, to reflect changes in actuarial estimates based on experience. During the six months ended March 31, 1998, the Company recorded reductions in malpractice claim reserves of approximately $4.1 million as a result of updated actuarial estimates. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE H--CONTINGENCIES (CONTINUED)
healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Company's psychiatric provider operations prior to the consummation of the Crescent Transactions. In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company arising out of such litigation, civil suits and governmental inquiries. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

    In October 1996, a group of eight plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the Southern District of New York against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint (the "Stephens Case") alleges that the Defendants violated Section I of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. On May 12, 1998, the District Court granted the Defendants' motion to dismiss the complaint with prejudice. On May 27, 1998, the plaintiffs filed a notice of appeal of the District Court's dismissal of their complaint with the United States Second Circuit Court of Appeals. On November 16, 1998, the Second Circuit court issued a Summary Order affirming the District Court's decision. The plaintiffs have not filed a petition for rehearing, and the time allotted for doing so has expired. In February 1999, the plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. The Supreme Court denied that petition on April 19, 1999. This matter is now concluded.

    On May 26, 1998, the counsel representing the plaintiffs in the Stephens Case filed an action in the United States District Court for the District of New Jersey on behalf of a group of thirteen plaintiffs who also purport to represent an uncertified class of psychiatrists, psychologists and clinical social workers. This complaint alleges substantially the same violations of federal antitrust laws by the Defendants. The Defendants believe the factual and legal issues involved in this case are substantially similar to those

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE H--CONTINGENCIES (CONTINUED)
involved in the Stephens Case and intend to vigorously defend themselves in this litigation. On August 28, 1998, the Defendants filed a joint motion requesting that the case be: i) transferred to the Southern District of New York; ii) alternatively, that all proceedings be stayed pending the Second Circuit's determination of the Stephens Case appeal, given the RES JUDICATA effect of the Stephens Case dismissal; and iii) if the Court proceeds with the case, that the complaint be dismissed for failure to state a claim for substantially the same reasons as in the Stephens Case. The plaintiffs have opposed this motion, which was argued on November 23, 1998. At the conclusion of the November 23 hearing, the Court ruled that the case should be transferred to the Southern District of New York. The Defendants' motion to dismiss was deemed withdrawn without prejudice to its resubmission in the Southern District. The plaintiffs did not appeal the Court's transfer order to the United States District Court for the District of New Jersey. On March 15, 1999, the Defendants filed a joint motion to dismiss the case for substantially the same reasons as in the Stephens case. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $32.4 million as of March 31, 1999, for CHAMPUS Adjustments.

    While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

NOTE I--MANAGED CARE INTEGRATION PLAN AND COSTS

    INTEGRATION PLAN. During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its Behavioral and Specialty segments (the "Integration Plan"). The Integration Plan will result in the elimination of duplicative functions and will standardize business practices and information technology platforms.

    The Integration Plan will result in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 510 employees had been involuntarily terminated pursuant to the Integration Plan as of March 31, 1999. The Company has substantially completed involuntary terminations related to the Integration Plan, and most of the remaining positions have been or will be eliminated through normal attrition.

    The employee groups of the Behavioral segment that are primarily affected include executive management, finance, human resources, information systems and legal personnel at the various corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations. The Company expects to complete its involuntarily terminations by the end of fiscal 1999.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE I--MANAGED CARE INTEGRATION PLAN AND COSTS (CONTINUED)
    The Integration Plan has resulted in the closure and identified closure of approximately 20 leased facilities during fiscal 1998 and 1999. The Company expects the remaining office closures, if any, to be insignificant.

    The Company initially recorded approximately $21.3 million of liabilities related to the Integration Plan, of which $12.4 million was recorded as part of the Merit purchase price allocation and $8.9 million was recorded in the statement of operations under "Managed care integration costs" in fiscal 1998. During the quarter ended March 31, 1999, the Company recorded adjustments of approximately $0.1 million, net, to such liabilities, of which $(0.8) million was recorded as part of the Merit purchase price allocation and $0.9 million was recorded in the statement of operations under "Managed care integration costs." The Company may record additional adjustments to such liabilities through the remainder of fiscal 1999 depending on its ability to sublease closed offices and upon determination of the final amount of the Company's severance obligations.

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands).

                                                                   BALANCE                                   BALANCE
                                                                SEPTEMBER 30,                               MARCH 31,
TYPE OF COST                                                        1998        ADJUSTMENTS    PAYMENTS       1999
--------------------------------------------------------------  -------------  -------------  -----------  -----------
Employee termination benefits.................................    $   6,190      $   1,103     $  (5,034)   $   2,259
Facility closing costs........................................        7,475           (826)         (799)       5,850
Other.........................................................          169           (169)           --           --
                                                                -------------       ------    -----------  -----------
                                                                  $  13,834      $     108     $  (5,833)   $   8,109
                                                                -------------       ------    -----------  -----------
                                                                -------------       ------    -----------  -----------

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

    During the quarter and the six months ended March 31, 1998, the Company incurred approximately $4.5 million in other integration costs, including long-lived asset impairments of approximately $2.2 million and outside consulting costs of approximately $2.0 million. During the quarter and the six months ended March 31, 1999, the Company incurred approximately $1.0 million and $2.8 million in other integration costs, respectively, including outside consulting costs of approximately $0.7 million and $1.5 million and employee and office relocation costs of approximately $0.1 million and $0.5 million, respectively.

NOTE J--BUSINESS SEGMENT INFORMATION

    The Company operates through five reportable segments which are engaged in various aspects of the healthcare industry. Intersegment sales and transfers among these segments are not significant.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE J--BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following tables summarize, for the periods indicated, net revenue and Segment Profit (as defined) by business segment (in thousands):

                                       BEHAVIORAL               SPECIALTY
                                         MANAGED      HUMAN      MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
                                       HEALTHCARE   SERVICES   HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
THREE MONTHS ENDED MARCH 31, 1998
Net revenue..........................   $ 243,173   $  32,757   $  45,326    $  16,525    $  33,172    $      --    $  370,953
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $  28,442   $   2,977   $   1,212    $   8,246    $   5,200    $  (4,622)   $   41,455
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
THREE MONTHS ENDED MARCH 31, 1999
Net revenue..........................   $ 382,360   $  46,982   $  50,361    $     115    $  17,497    $      --    $  497,315
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $  53,516   $   5,527   $     967    $  (1,648)   $   1,970    $  (3,233)   $   57,099
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
SIX MONTHS ENDED MARCH 31, 1998
Net revenue..........................   $ 362,384   $  59,071   $  59,433    $  36,100    $  66,336    $      --    $  583,324
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $  43,101   $   5,274   $     536    $  14,091    $  14,402    $  (8,031)   $   69,373
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
SIX MONTHS ENDED MARCH 31, 1999
Net revenue..........................   $ 738,911   $  92,721   $  91,402    $     290    $  37,134    $      --    $  960,458
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $ 106,136   $  10,814   $   1,383    $  (2,968)   $   3,169    $  (6,526)   $  112,008
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------

Total assets:
  September 30, 1998.................   $1,356,259  $ 119,356   $  78,062    $   1,941    $ 178,217    $ 182,455    $1,916,290
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
  March 31, 1999.....................   $1,442,527  $ 125,287   $  77,643    $   1,790    $ 140,341    $ 143,523    $1,931,111
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------

    The following tables reconcile Segment Profit (as defined) to consolidated income (loss) before provision for income taxes, minority interest and extraordinary item (in thousands):

                                                                           THREE MONTHS           SIX MONTHS
                                                                              ENDED                  ENDED
                                                                            MARCH 31,              MARCH 31,
                                                                       --------------------  ---------------------
                                                                         1998       1999       1998        1999
                                                                       ---------  ---------  ---------  ----------
Segment Profit.......................................................  $  41,455  $  57,099  $  69,373  $  112,008
Depreciation and amortization........................................    (12,956)   (18,963)   (19,925)    (37,354)
Interest, net........................................................    (17,526)   (24,209)   (24,927)    (48,318)
Stock option (expense) credit........................................       (420)        (6)     3,539         (18)
Managed care integration costs.......................................    (11,074)    (2,119)   (11,074)     (3,869)
Special charges......................................................        (49)    (2,252)       (49)     (2,274)
                                                                       ---------  ---------  ---------  ----------
Income (loss) before provision for income taxes, minority interest
  and extraordinary item.............................................  $    (570) $   9,550  $  16,937  $   20,175
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE K--SUBSEQUENT EVENT

    On April 9, 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million (before transaction costs of approximately $2.5 million). The Company received approximately $49.6 million at closing and will receive approximately $7.4 million, the remainder of the sales proceeds which were placed in an interest-bearing escrow account at closing, no later than May 31, 1999. The sale will result in a non-recurring gain of approximately $29.0 million to $30.0 million before provision for income taxes.

    The Company used approximately $31.2 million of the proceeds received at closing to make a mandatory unscheduled principal payment on indebtedness outstanding under the Term Loan Facility (as defined) on April 14, 1999. The remaining proceeds received at closing were used to reduce borrowings outstanding under the Revolving Facility (as defined). The Company will make an additional mandatory unscheduled principal payment of approximately $7.0 million on indebtedness outstanding under such Term Loan Facility within three business days of receipt of the portion of the sales proceeds which were placed in escrow at closing.

    These transactions are more fully described in the Company's current report on Form 8-K which was filed with the Securities and Exchange Commission on April 12, 1999.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 MARCH 31, 1999
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1998.

OVERVIEW

    The Company operates through five principal business segments which are engaged in:

    - THE BEHAVIORAL MANAGED HEALTHCARE BUSINESS. The Company's MAGELLAN BEHAVIORAL HEALTH division coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and alternative care services (such as residential treatment and home or community-based programs). The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) employee assistance programs ("EAPs") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products.

    - THE HUMAN SERVICES BUSINESS. The Company provides various human services through its National MENTOR subsidiary. These human services include specialty home-based healthcare services provided through "mentor" homes as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

    - THE SPECIALTY MANAGED HEALTHCARE BUSINESS. The Company's MAGELLAN SPECIALTY HEALTH division provides specialty risk-based and ASO services to its customers, primarily insurance companies, through its physician networks in the eastern United States. These networks include physicians specializing in cardiology, oncology and diabetes.

    - THE HEALTHCARE FRANCHISING BUSINESS. The Company's Charter Advantage, LLC subsidiary franchises the "CHARTER" system of behavioral healthcare primarily to psychiatric hospital facilities operated by CBHS. The Company is currently seeking to divest its healthcare franchising business. See "--Outlook--Liquidity and Capital Resources--Strategic Alternatives to Reduce Long-term Debt and Improve Liquidity."

    - THE HEALTHCARE PROVIDER BUSINESS. The Company's provider operations included the ownership and operation of three psychiatric hospitals in Europe during the six months ended March 31, 1999. The Company sold these European psychiatric provider operations on April 9, 1999. See "--Outlook--

      Results of Operations--Sale of European Psychiatric Provider Operations." The Company's provider operations currently include: (i) its 50% interest in CBHS, (ii) its interests in six hospital-based joint ventures and (iii) its provider management business in Puerto Rico. The Company is currently seeking to divest the remainder of its healthcare provider business. See "--Outlook-- Liquidity and Capital Resources--Strategic Alternatives to Reduce Long-term Debt and Improve Liquidity."

    At March 31, 1999, the Company's MAGELLAN BEHAVIORAL HEALTH division, which was formed primarily through acquisitions completed in fiscal 1996 (Green Spring) and fiscal 1998 (HAI and Merit), managed the behavioral healthcare benefits of approximately 64.3 million individuals; National MENTOR, which acquired eight businesses in fiscal 1998 and fiscal 1999, provided community-based services to approximately 6,330 individuals; and the Company's MAGELLAN SPECIALTY HEALTH division, which was formed primarily through acquisitions completed in fiscal 1997 (Care Management Resources, Inc.) and fiscal 1998 (Allied) managed medical specialty benefits for approximately 4.0 million members of health plans.

HISTORICAL RESULTS OF OPERATIONS

    The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

                                         BEHAVIORAL               SPECIALTY
                                           MANAGED      HUMAN      MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
                                         HEALTHCARE   SERVICES   HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
THREE MONTHS ENDED MARCH 31, 1998
----------------------------------------------------
Net revenue............................   $ 243,173   $  32,757   $  45,326    $  16,525    $  33,172    $      --    $  370,953
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses...................     215,931      29,780      44,114        2,704       27,972        4,622       325,123
Equity in (earnings) losses of
  unconsolidated subsidiaries..........      (1,200)         --          --        5,575           --           --         4,375
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                            214,731      29,780      44,114        8,279       27,972        4,622       329,498
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss) (1)..............   $  28,442   $   2,977   $   1,212    $   8,246    $   5,200    $  (4,622)   $   41,455
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
THREE MONTHS ENDED MARCH 31, 1999
----------------------------------------------------
Net revenue............................   $ 382,360   $  46,982   $  50,361    $     115    $  17,497    $      --    $  497,315
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses...................     335,106      41,455      49,394        1,763       16,692        3,233       447,643
Equity in earnings of unconsolidated
  subsidiaries.........................      (6,262)         --          --           --       (1,165)          --        (7,427)
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                            328,844      41,455      49,394        1,763       15,527        3,233       440,216
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss) (1)..............   $  53,516   $   5,527   $     967    $  (1,648)   $   1,970    $  (3,233)   $   57,099
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
SIX MONTHS ENDED MARCH 31, 1998
---------------------------------------
Net revenue............................   $ 362,384   $  59,071   $  59,433    $  36,100    $  66,336    $      --    $  583,324
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses...................     319,849      53,797      58,897        4,946       51,934        8,031       497,454
Equity in (earnings) losses of
  unconsolidated subsidiaries..........        (566)         --          --       17,063           --           --        16,497
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                            319,283      53,797      58,897       22,009       51,934        8,031       513,951
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss) (1)..............   $  43,101   $   5,274   $     536    $  14,091    $  14,402    $  (8,031)   $   69,373
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
SIX MONTHS ENDED MARCH 31, 1999
---------------------------------------
Net revenue............................   $ 738,911   $  92,721   $  91,402    $     290    $  37,134    $      --    $  960,458
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Salaries, cost of care and other
  operating expenses...................     642,820      81,907      90,019        3,258       36,329        6,526       860,859
Equity in earnings of unconsolidated
  subsidiaries.........................     (10,045)         --          --           --       (2,364)          --       (12,409)
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                            632,775      81,907      90,019        3,258       33,965        6,526       848,450
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss) (1)..............   $ 106,136   $  10,814   $   1,383    $  (2,968)   $   3,169    $  (6,526)   $  112,008
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                         -----------  ---------  -----------  -----------  -----------  -----------  ------------

------------------------

(1) The Company evaluates performance of its business segments based on profit or loss from operations before depreciation and amortization, interest, stock option expense (credit), managed care integration costs, special charges, income taxes and minority interest ("Segment Profit"). See the reconciliation of Segment Profit to consolidated income before provision for income taxes, minority interest and extraordinary item included in Note J--"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

QUARTER ENDED MARCH 31, 1999, COMPARED TO THE SAME PERIOD IN FISCAL 1998

    BEHAVIORAL MANAGED HEALTHCARE. Revenue increased 57.2% or $139.2 million, to $382.4 million for the quarter ended March 31, 1999, from $243.2 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 55.2%, or $119.2 million, to $335.1 million for the quarter ended March 31, 1999, from $215.9 million in the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased $5.1 million to $6.3 million for the quarter ended March 31, 1999, from $1.2 million for the same period in fiscal 1998. The increases resulted primarily from the acquisition of Merit in fiscal 1998 and internal growth. Revenue and salaries, cost of care and other operating expenses increased as a result of internal growth primarily from the award of several new contracts in fiscal 1998 and 1999 and increased enrollment related to the Company's existing health plan customers. Total covered lives increased 6.3%, or 3.8 million to 64.3 million at March 31, 1999 from 60.5 million at March 31, 1998. The Company frequently records retroactive customer settlements, which may be favorable or unfavorable, under its commercial behavioral managed healthcare contracts. Revenue and segment profit for the quarter ended March 31, 1999, reflect approximately $7.5 million of such favorable settlements compared to favorable settlements of $0.7 million during the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries also increased as a result of significant improvements in negotiated rates and terms of the TennCare contract in fiscal 1998 and improved performance at Choice. The increase in Segment Profit was also attributable to reductions in general and administrative costs as a result of the Integration Plan offset by an increase in bonus expense related to Magellan Behavioral Health's short-term incentive plan of $3.9 million during the quarter ended March 31, 1999.

    HUMAN SERVICES. Revenue increased 43.3%, or $14.2 million, to $47.0 million for the quarter ended March 31, 1999, from $32.8 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 39.3%, or $11.7 million, to $41.5 million for the quarter ended March 31, 1999 from $29.8 million in the same period in fiscal 1998. The increases were attributable to acquisitions consummated in fiscal 1998 and fiscal 1999 and internal growth. Placements in residential programs increased 22.6% to 3,800 at March 31, 1999, compared to 3,100 at March 31, 1998. Total placements were 6,331 at March 31, 1999.

    SPECIALTY MANAGED HEALTHCARE. Revenue increased 11.3%, or $5.1 million, to $50.4 million for the quarter ended March 31, 1999, compared to $45.3 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 12.0%, or $5.3 million, to $49.4 million for the quarter ended March 31, 1999, compared to $44.1 million in the same period in fiscal 1998. The increase in revenue and salaries, cost of care and other operating expenses was primarily related to a shift toward more risk-based business.

    HEALTHCARE FRANCHISING. Revenue decreased to $0.1 million for the quarter ended March 31, 1999, from $16.5 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 33.3%, or $0.9 million, to $1.8 million for the quarter ended March 31, 1999, from $2.7 million in the same period in fiscal 1998. Equity in loss of CBHS decreased to $0 for the quarter ended March 31, 1999, from $5.6 million in the same period in fiscal 1998. The decrease in revenue resulted from uncertainties surrounding the collectibility of franchise fees due from CBHS, for which no franchise fee revenue was recognized during the quarter ended March 31, 1999, while $16.5 million of CBHS franchise revenue was recognized in the same period in fiscal 1998. The decrease in equity in loss of CBHS is attributable to the fact that the Company had reduced its investment in CBHS to $0 at September 30, 1998, and was no longer required to record its pro rata share of CBHS' loss for the quarter ended March 31, 1999. See Note F--"Investments in Unconsolidated Subsidiaries--Charter Behavioral Health Systems, LLC" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    HEALTHCARE PROVIDER. Revenue decreased 47.3%, or $15.7 million, to $17.5 million for the quarter ended March 31, 1999, from $33.2 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 40.4%, or $11.3 million, to $16.7 million for the quarter ended March 31, 1999 from $28.0 million in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased to $1.2 million for the quarter ended March 31, 1999, from $0 in the same period in fiscal 1998. These changes resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method on October 1, 1998. See "--Recent Accounting Pronouncements--EITF 96-16".

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 46.2%, or $6.0 million, to $19.0 million for the quarter ended March 31, 1999, from $13.0 million in the same period in fiscal 1998. The increase was primarily attributable to depreciation and amortization resulting from the Merit acquisition, depreciation related to recent capital expenditures and amortization related to the Aetna Payment.

    INTEREST, NET. Interest expense, net, increased 38.3%, or $6.7 million, to $24.2 million for the quarter ended March 31, 1999, from $17.5 million in the same period in fiscal 1998. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions.

    OTHER ITEMS. The Company recorded managed care integration costs of $2.1 million for the quarter ended March 31, 1999, compared to $11.1 million in the same period in fiscal 1998. For a more complete discussion of managed care integration costs, see Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company recorded special charges, net, of $0.1 million during the quarter and the six months ended March 31, 1998, for the net loss on the sale of assets formerly used in its healthcare provider business. The Company recorded special charges, net, of $2.3 million during the quarter and the six months ended March 31, 1999, consisting primarily of executive severance of $0.9 million and the net loss of $1.4 million on the sale of assets formerly used in its healthcare provider business.

    Minority interest was immaterial for the quarter ended March 31, 1999, compared to $1.1 million in the same period in fiscal 1998. This decrease resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method (See "--Recent Accounting Pronouncements--EITF 96-16") and from the Green Spring Minority Stockholder Conversion in January 1998.

    The Company recorded an extraordinary loss on early extinguishment of debt of approximately $33.0 million, net of tax benefit, during the quarter ended March 31, 1998, related primarily to financing the Merit acquisition.

SIX MONTHS ENDED MARCH 31, 1999, COMPARED TO THE SAME PERIOD IN FISCAL 1998

    BEHAVIORAL MANAGED HEALTHCARE. Revenue increased 103.9% or $376.5 million, to $738.9 million for the six months ended March 31, 1999, from $362.4 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 101.0%, or $323.0 million, to $642.8 million for the six months ended March 31, 1999, from $319.8 million in the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased $9.4 million to $10.0 million for the six months ended March 31, 1999, from $0.6 million for the same period in fiscal 1998. The increases resulted primarily from the HAI and Merit acquisitions and internal growth, as well as factors mentioned above in the comparison of the quarter ended March 31, 1999 to the same period in fiscal 1998.

    HUMAN SERVICES. Revenue increased 56.9%, or $33.6 million, to $92.7 million for the six months ended March 31, 1999, from $59.1 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 52.2%, or $28.1 million, to $81.9 million for the six months ended March 31, 1999 from $53.8 million in the same period in fiscal 1998. The increases resulted primarily from the aforementioned factors for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

    SPECIALTY MANAGED HEALTHCARE. Revenue increased 53.9%, or $32.0 million, to $91.4 million for the six months ended March 31, 1999, compared to $59.4 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 52.8%, or $31.1 million, to $90.0 million for the six months ended March 31, 1999, compared to $58.9 million in the same period in fiscal 1998. The increase in revenue and salaries, cost of care and other operating expenses was primarily related to the Allied acquisition. Allied's revenues and salaries, cost of care and other operating expenses were $91.0 million and $88.2 million, respectively, for the six months ended March 31, 1999, compared to $59.1 million and $55.8 million, respectively, for the six months ended March 31, 1998.

    HEALTHCARE FRANCHISING. Revenue decreased to $0.3 million for the six months ended March 31, 1999, from $36.1 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 34.0%, or $1.7 million, to $3.3 million for the six months ended March 31, 1999, from $5.0 million in the same period in fiscal 1998. Equity in loss of CBHS decreased to $0 for the six months ended March 31, 1999, from $17.1 million in the same period in fiscal 1998. The changes resulted primarily from the aforementioned factors for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. See Note F--"Investments in Unconsolidated Subsidiaries--Charter Behavioral Health Systems, LLC" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    HEALTHCARE PROVIDER. Revenue decreased 44.0%, or $29.2 million, to $37.1 million for the six months ended March 31, 1999, from $66.3 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 30.1%, or $15.6 million, to $36.3 million for the six months ended March 31, 1999 from $51.9 million in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased to $2.4 million for the six months ended March 31, 1999, from $0 in the same period in fiscal 1998. These changes resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method. See "--Recent Accounting Pronouncements--EITF 96-16". During the six months ended March 31, 1998, the Company recorded reductions of expenses of $4.1 million as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. While management and its actuaries believe that the present reserve is reasonable, ultimate settlement of losses may vary from the amount recorded and result in additional fluctuations in income in future periods.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 87.9%, or $17.5 million, to $37.4 million for the six months ended March 31, 1999, from $19.9 million in the same period in fiscal 1998. The increase was primarily attributable the aforementioned factors for the three months ended March 31, 1999 compared to the same period in fiscal 1998.

    INTEREST, NET. Interest expense, net, increased 94.0%, or $23.4 million, to $48.3 million for the six months ended March 31, 1999, from $24.9 million in the same period in fiscal 1998. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions.

    OTHER ITEMS. Stock option expense for the six months ended March 31, 1999, was not material compared to a credit of $3.5 million in fiscal 1998 primarily due to fluctuations in the market price of the Company's stock in fiscal 1998.

    The Company recorded managed care integration costs of $3.9 million for the six months ended March 31, 1999, compared to $11.1 million in the same period in fiscal 1998. For a more complete discussion of managed care integration costs, see Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate increased to 57.8% for the six months ended March 31, 1999, compared to 45.1% in the same period in fiscal 1998. The increase was primarily attributable to the increase in non-deductible goodwill amortization resulting from the Merit acquisition of $9.0 million for the six months ended March 31, 1999, compared to $2.1 million for the same period in fiscal 1998.

    Minority interest decreased 90.0%, or $3.6 million, to $0.4 million, compared to $4.0 million in the same period in fiscal 1998. This decrease resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method (See "--Recent Accounting Pronouncements--EITF 96-16") and from the Green Spring Minority Stockholder Conversion in January 1998.

OUTLOOK--RESULTS OF OPERATIONS

    SALE OF EUROPEAN PSYCHIATRIC PROVIDER OPERATIONS. On April 9, 1999, the Company sold its European psychiatric provider operations. See Note K -- "Subsequent Event" to the Company's condensed consolidated financial statements set forth elsewhere herein. The sale of the European psychiatric provider operations would have reduced the Company's net income by approximately $1.6 million, or $.05 per diluted share, on a pro forma basis (assuming the sale was consummated on October 1, 1997) for the fiscal year ended September 30, 1998.

    IMPACT OF THE INTEGRATION PLAN ON RESULTS OF OPERATIONS. As of March 31, 1999, the Company had approximately 64.3 million covered lives under behavioral managed healthcare contracts. The Company believes its behavioral managed healthcare business segment has the leading market position in each of the major product markets in which it competes, according to enrollment data reported in the industry trade publication entitled "Managed Behavioral Health Market Share in the United States 1997-1998" published by Open Minds, Gettysburg, Pennsylania. The Company believes that the Merit acquisition created opportunities for the Company to achieve significant cost savings in its behavioral managed healthcare business. Management believes that cost saving opportunities will result from leveraging fixed overhead over a larger revenue base and an increased number of covered lives and from reducing duplicative corporate and regional selling, general and administrative expenses. As a result, the Company expects to achieve approximately $60.0 million of cost savings in its behavioral managed healthcare business on an annual basis by September 30, 1999. Such cost savings are measured relative to the combined operating expenses of Green Spring, HAI and Merit prior to the Merit acquisition. The Company spent approximately $4.1 million and $8.8 million during the quarter and the six months ended March 31, 1999, respectively, and expects to spend up to $6.0 million during the remainder of fiscal 1999 in connection with achieving such cost savings.

    The Company expects to record additional managed care integration costs during future periods to the extent the integration of Green Spring, HAI and Merit results in additional facility closures at HAI and Green Spring and for integration costs incurred that benefit future periods. The full implementation of the Integration Plan is expected to be completed by fiscal 2000.

    BEHAVIORAL MANAGED HEALTHCARE RESULTS OF OPERATIONS. The Company's behavioral managed healthcare Segment Profits are subject to significant fluctuations on a quarterly basis. These potential earnings fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) retroactive contractual adjustments under commercial contracts and CHAMPUS contracts; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts and enrollment changes and (vi) pricing adjustments upon long-term contract renewals.

    The Company's contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program ("TennCare Contract") represented approximately 15% of the Company's behavioral managed care revenue and approximately 10% of the Company's consolidated revenue in fiscal 1998. The TennCare Contract contains provisions that limit the Company's profit, subject to the carryforward of losses incurred in prior periods. The Company's profit under the TennCare Contract benefitted from the carryforward of losses incurred in prior periods during the quarter and the six months ended March 31, 1999. The Company's profit under the TennCare Contract may be lower in future quarters as a result of these contract provisions.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was $(22.3) million and $31.4 million for the six months ended March 31, 1998 and 1999, respectively. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily the result of (i) reduction in income taxes paid, net of refunds received, of $10.1 million, (ii) reduction in payments of previously reserved claims of $8.2 million, (iii) increases in cash flows from operations as a result of the Managed Care Acquisitions, offset by reductions in franchise fees collected from CBHS of $26.1 million and (iv) increases in interest paid of $12.5 million.

    INVESTING ACTIVITIES. Capital expenditures increased 93.3%, or $12.6 million, to $26.1 million for the six months ended March 31, 1999, compared to $13.5 million in the same period in fiscal 1998. This increase was due primarily to: i) capital expenditures at businesses acquired in fiscal 1998 and ii) increased capital expenditures in the Company's Behavioral segment related to:
a) the Integration Plan (See Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein), and b) acceleration of capital expenditures related to year 2000 computer issues (See "--Potential Impact of Year 2000 Computer Issues").

    The Company used $55.6 million of funds, net of cash acquired, during the six months ended March 31, 1999 for acquisitions and investments in businesses, which included (i) the Aetna Payment of $60.0 million, (ii) contingent consideration paid to the former owners of Allied of $4.5 million and (iii) other acquisitions and payments of transaction costs of $11.1 million offset by the refund of the $20.0 million placed in escrow upon consummation of the Allied Acquisition.

    The Company utilized $988.9 million in funds, net of cash acquired, for acquisitions and investments in businesses, including the Managed Care Acquisitions, during the six months ended March 31, 1998.

    The Company's condensed consolidated balance sheet at March 31, 1999, reflects a reduction in cash and cash equivalents of $21.1 million from the September 30, 1998 balance which is related to the conversion of several subsidiaries from consolidation to the equity method. See "--Recent Accounting Pronouncements--EITF 96-16". This reduction in cash and cash equivalents appears as net cash used in investing activities in the Company's condensed consolidated statement of cash flows for the six months ended March 31, 1999, but does not represent an actual reduction of cash and cash equivalents at the affected subsidiaries. Additionally, the Company received $15.2 million in distributions from unconsolidated subsidiaries, including those referred to above, during the six months ended March 31, 1999. See Note F--"Investments in Unconsolidated Subsidiaries" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company received proceeds of approximately $6.9 million, net of transaction costs, from the sale of assets formerly used in its healthcare provider business during the six months ended March 31, 1999.

    FINANCING ACTIVITIES. The Company repaid $7.5 million of debt obligations outstanding during the six months ended March 31, 1999, including $6.6 million of borrowings outstanding under the Term Loan Facilities (as defined). Borrowings outstanding under the Revolving Facility (as defined) increased $10.0 million during the six months ended March 31, 1999 to $50.0 million as of March 31, 1999. As of March 31, 1999, the Company had $82.4 million of availability under the Revolving Facility (as defined), excluding $17.6 million of availability reserved for certain letters of credit. The Company was in compliance with all debt covenants as of March 31, 1999.

    The Company repurchased approximately 545,000 shares of its common stock for approximately $12.5 million during the six months ended March 31, 1998.

OUTLOOK-LIQUIDITY AND CAPITAL RESOURCES

    DEBT SERVICE OBLIGATIONS. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $543.4 million under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). During the six months ended March 31, 1999, the Company was required to begin making principal payments with respect to the Term Loan Facility. On April 14, 1999, the Company used a portion of the proceeds from the sale of its European psychiatric provider operations to make a mandatory unscheduled payment of approximately $31.2 million on amounts outstanding under the Term Loan Facility. See Note K--"Subsequent Event" to the Company's condensed consolidated financial statements set forth elsewhere herein. The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility, after effecting for the $31.2 million unscheduled payment referred to above, and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

                    REMAINING
FISCAL YEAR     PRINCIPAL AMOUNT
-------------  -------------------
1999.......         $    12.4
2000.......              30.5
2001.......              36.7
2002.......              46.6
2003.......              86.7
2004.......             147.6
2005.......             124.2
2006.......              27.5
2007.......                --
2008.......         $   625.0

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004.

    POTENTIAL PURCHASE PRICE ADJUSTMENTS. In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company is obligated to make contingent payments under two separate calculations as follows: In respect of each Contract Year (as defined), the Company may be required to pay to Aetna the "Tranche 1 Payments" (as defined) and the "Tranche 2 Payments" (as defined). "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

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

    The Company paid $60.0 million to Aetna for both the full Tranche 1 Payment and the full Tranche 2 Payment for the Contract Year ended December 31, 1998, on March 26, 1999. Accordingly, the Company recorded $60.0 million of goodwill and other intangible assets related to the purchase of HAI during the six months ended March 31, 1999. The Company borrowed $50.0 million under the Revolving Facility to help meet this obligation.

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

    By virtue of acquiring Merit, the Company may be required to make certain contingent payments in fiscal 1999 to the former shareholders of CMG Health, Inc. ("CMG"), which was acquired by Merit in September, 1997, based upon the performance of three CMG customer contracts. No contingent consideration will be payable to the former shareholders of CMG based on the performance of two of the three CMG customer contracts at December 31, 1998. The Company may still be required to pay contingent consideration to the former shareholders of CMG depending on the financial performance of Choice. The payment of contingent consideration to the former shareholders of CMG depends on the financial performance of Choice from October 1, 1996 to June 30, 1997, which is subject to a CHAMPUS Adjustment the Company expects to receive in fiscal 1999. Such contingent payments are subject to an aggregate maximum of $23.5 million. The Company has initiated legal proceedings against certain former owners of CMG with respect to representations made by such former owners in conjunction with Merit's acquisition of CMG. The amount and timing of contingent payments to CMG, if any, are subject to the outcome of these proceedings.

    REVOLVING FACILITY. The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At March 31, 1999, the Company had approximately $82.4 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $50.0 million for capital expenditures in fiscal 1999. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments with respect to HAI and CMG, and other investing and financing activities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

    STRATEGIC ALTERNATIVES TO REDUCE LONG-TERM DEBT AND IMPROVE LIQUIDITY. The Company's sale of its European psychiatric provider operations in April 1999 represents another step in the Company's strategy of exiting its healthcare provider and healthcare franchising business segments in order to reduce long-term debt and improve liquidity. The Company is currently involved in negotiations with various parties to divest its remaining provider and franchising interests. There can be no assurance that the Company will be able to divest its remaining provider and franchising interests or that the divestiture of such interests would result in significant reductions of long-term debt or improvements in liquidity.

    The Company is also reviewing various strategic alternatives to improve its capital structure and liquidity, including public or private capital transactions. There can be no assurance that the Company will be able to consummate any capital transaction that will improve its capital structure and/or liquidity.

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

                                                                                    OCTOBER 1,
                                                                                       1998
                                                                                    -----------
Increase (decrease) in:
Cash and cash equivalents.........................................................   $ (21,092)
Other current assets..............................................................      (9,538)
Long-term assets..................................................................     (30,049)
Investment in unconsolidated subsidiaries.........................................      26,498
                                                                                    -----------
Total assets......................................................................   $ (34,181)
                                                                                    -----------
                                                                                    -----------
Current liabilities...............................................................   $ (10,381)
Minority interest.................................................................     (23,800)
                                                                                    -----------
Total liabilities.................................................................   $ (34,181)
                                                                                    -----------
                                                                                    -----------

POTENTIAL IMPACT OF YEAR 2000 COMPUTER ISSUES

    OVERVIEW. The year 2000 computer problem is the inability of computer systems which store dates by using the last two digits of the year (i.e. "98" for "1998") to reliably recognize that dates after December 31, 1999 are later than, and not before, 1999. For instance, the date January 1, 2000, may be mistakenly interpreted as January 1, 1900, in calculations involving dates on systems which are non-year 2000 compliant.

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

    STATE OF READINESS. The Company's IT systems are largely decentralized, with each major operating unit having its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems.

    The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Approximately 70% of the Company's mid-range IT hardware has been remediated to a state of year 2000 readiness, with the remainder scheduled to be remediated by the end of the third quarter of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999.

    Additionally, the Company is in the process of integrating recently acquired businesses and their associated IT systems. A primary focus of the integration is on standardization of systems where possible, including ensuring the year 2000 readiness of the surviving systems.

    Each of the Company's major operating units has a Chief Information Officer who is responsible for ensuring that all year 2000 issues are addressed and mitigated before any computational problems related to dates after December 31, 1999, occur.

    The Company's plan for IT systems consists of several phases, primarily:

    (i) Inventory--identifying all IT systems and the magnitude of year 2000 readiness risk of each according to its potential business impact;

    (ii) Date assessment--identifying IT systems that use date functions and assessing them for year 2000 functionality;

   (iii) Remediation--reprogramming, replacing or upgrading where necessary, inventoried items to ensure they are year 2000 ready; and

    (iv) Testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

    The Company has substantially completed the inventory and assessment phases for substantially all of its IT systems. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation, testing and certification of all of its IT systems by the end of fiscal 1999.

    The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and is currently working with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems.

    The Company believes that its year 2000 projects generally are on schedule.

    EXTERNAL RELATIONSHIPS. The Company also faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company has completed its inventory of External Relationships and risk rated each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its External Relationships will be year 2000 ready.

    YEAR 2000 COSTS. Total costs incurred solely for remediation of potential year 2000 problems are currently estimated to be approximately $3.3 million in fiscal 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows. In addition, the

Company estimates that it will accelerate approximately $5.0 million of capital expenditures that would have been budgeted for future periods into fiscal 1999 to ensure year 2000 readiness for outdated systems.

    Year 2000 readiness is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address year 2000 issues. Due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements to become year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

    RISKS AND CONTINGENCY/RECOVERY PLANNING. If the Company's year 2000 issues were unresolved, the most reasonably likely worst case scenario would include, among other possibilities, the inability to accurately and timely authorize and process benefits and claims, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, business interruptions or shutdowns, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company is attempting to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues at the Company or its External Relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

    The Company has developed, or is developing, contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has substantially completed the development of manual work alternatives to automated processes which will both ensure business continuity and provide a ready source of input to affected systems when they are returned to an operational status. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 ready by their manufacturers (primarily personal computers and productivity software) will remain unaffected by the year 2000 problem.

                           PART II--OTHER INFORMATION

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
   NO.                                         DESCRIPTION OF EXHIBIT
---------  ----------------------------------------------------------------------------------------------
      2(a) Share Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical
           International, S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB Bure, and
           CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed with the
           Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
      2(b) Stock Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical
           International, S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB Bure, and
           Grogrunden 515 AB (a wholly owned subsidiary of Investment AB Bure), filed with the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
      2(c) First Amendment to Share Purchase Agreement, dated April 8, 1999, by and among the Company,
           Charter Medical International, S.A., Inc. (a wholly owned subsidiary of the Company),
           Investment AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB
           Bure), filed with the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
      2(d) First Amendment to Stock Purchase Agreement, dated April 8, 1999, among the Company, Charter
           Medical International, S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB
           Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed with the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
    *10(a) Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 1999.
    *10(b) Magellan Behavioral Health Short-Term Incentive Plan for the fiscal year ended September 30,
           1999.
    *10(c) Employment Agreement, dated February 11, 1999, between the Company and Clarissa C. Marques,
           Ph.D., Executive Vice President of the Company.
    *10(d) Amendment to the Company's Directors' Stock Option Plan.
    *10(e) Amendment to the Company's 1996 Directors' Stock Option Plan.
    *10(f) Amendment to the Company's 1994 Stock Option Plan.
    *10(g) Amendment to the Company's 1996 Stock Option Plan.
    *10(h) Amendment to the Company's 1997 Stock Option Plan.
    *10(i) Amended 1998 Stock Option Plan of the Company.
    *10(j) Third Amendment to the Company's 1998 Stock Option Plan.
       27  Financial Data Schedule
------------------------
        *  Constitutes a management contract or compensatory plan arrangement.

    (b) Reports on Form 8-K
       None.

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

                                          MAGELLAN HEALTH SERVICES, INC.
                                                   (Registrant)

         Date: May 14, 1999                  /s/ CLIFFORD W. DONNELLY
                                       ------------------------------------
                                               Clifford W. Donnelly
                                           EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

         Date: May 14, 1999                   /s/ JEFFREY T. HUDKINS
                                       ------------------------------------
                                                Jeffrey T. Hudkins
                                           VICE PRESIDENT AND CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)