Form 10-Q
period 1999-06-30
MAGELLAN HEALTH SERVICES INC
filed 1999-08-16
CIK 19411

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-6639
                            ------------------------

                         MAGELLAN HEALTH SERVICES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             58-1076937
  ----------------------------------------  ---------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

        6950 COLUMBIA GATEWAY DRIVE
                 SUITE 400
             COLUMBIA, MARYLAND                           21046
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)             (Zip Code)

                                 (410) 953-1000
              (Registrant's telephone number, including area code)

                           3414 PEACHTREE ROAD, N.E.
                                   SUITE 1400
                             ATLANTA, GEORGIA 30326

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of July 31, 1999 was 31,802,888.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
PART I--FINANCIAL INFORMATION:
  Condensed Consolidated Balance Sheets--
    September 30, 1998 and June 30, 1999................................................................           1
  Condensed Consolidated Statements of Operations--
    For the Three Months and the Nine Months ended June 30, 1998 and 1999...............................           2
  Condensed Consolidated Statements of Cash Flows--
    For the Nine Months ended June 30, 1998 and 1999....................................................           3
  Notes to Condensed Consolidated Financial Statements..................................................           4
  Management's Discussion and Analysis of Financial Condition and Results of Operations.................          20

PART II--OTHER INFORMATION:
  Item 5.--Other Information............................................................................          35
  Item 6.--Exhibits and Reports on Form 8-K.............................................................          35
  Signatures............................................................................................          37

                         MAGELLAN HEALTH SERVICES, INC.
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         PART I--FINANCIAL INFORMATION

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,  JUNE 30,
                                                                                             1998         1999
                                                                                         -------------  ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................   $    92,050   $  40,307
  Accounts receivable, net.............................................................       174,846     156,349
  Restricted cash and investments......................................................        89,212     111,882
  Refundable income taxes..............................................................         4,939          --
  Other current assets.................................................................        38,677      24,634
                                                                                         -------------  ---------
    Total current assets...............................................................       399,724     333,172
Assets restricted for settlement of unpaid claims and other liabilities................        37,910      28,751
Property and equipment, net of accumulated depreciation of $60,100 at September 30,
  1998, and $68,043 at June 30, 1999...................................................       177,169     137,314
Deferred income taxes..................................................................        97,386      85,767
Investments in unconsolidated subsidiaries.............................................        11,066      38,174
Other long-term assets.................................................................        35,415      21,172
Goodwill, net..........................................................................       992,431   1,066,787
Other intangible assets, net...........................................................       165,189     152,336
                                                                                         -------------  ---------
                                                                                          $ 1,916,290   $1,863,473
                                                                                         -------------  ---------
                                                                                         -------------  ---------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................   $    42,873   $  22,182
  Accrued liabilities..................................................................       193,530     213,591
  Medical claims payable...............................................................       195,330     218,915
  Income taxes payable.................................................................            --         200
  Current maturities of long-term debt and capital lease obligations...................        23,033      31,260
                                                                                         -------------  ---------
    Total current liabilities..........................................................       454,766     486,148
Long-term debt and capital lease obligations...........................................     1,202,613   1,102,184
Reserve for unpaid claims..............................................................        30,280      21,366
Deferred credits and other long-term liabilities.......................................        14,011      31,435
Minority interest......................................................................        26,985       1,955
Commitments and contingencies
Stockholders' equity:
  Preferred stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none.......................................................            --          --
  Common stock, par value $0.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,898 shares at September 30, 1998 and 34,067 shares at
     June 30, 1999.....................................................................         8,476       8,516
  Other stockholders' equity:
    Additional paid-in capital.........................................................       349,651     350,774
    Accumulated deficit................................................................      (149,238)   (119,601)
    Warrants outstanding...............................................................        25,050      25,050
    Common stock in treasury, 2,289 shares at September 30, 1998 and June 30, 1999.....       (44,309)    (44,309)
    Cumulative foreign currency adjustments included in comprehensive income...........        (1,995)        (45)
                                                                                         -------------  ---------
      Total stockholders' equity.......................................................       187,635     220,385
                                                                                         -------------  ---------
                                                                                          $ 1,916,290   $1,863,473
                                                                                         -------------  ---------
                                                                                         -------------  ---------

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                                  ----------------------  --------------------------
                                                                     1998        1999         1998          1999
                                                                  ----------  ----------  ------------  ------------
Net revenue.....................................................  $  463,929  $  486,711  $  1,047,253  $  1,447,169
                                                                  ----------  ----------  ------------  ------------
Costs and expenses:
  Salaries, cost of care and other operating expenses...........     406,341     437,197       903,795     1,298,056
  Equity in (earnings) losses of unconsolidated subsidiaries....         408      (9,116)       16,905       (21,525)
  Depreciation and amortization.................................      17,724      20,249        37,649        57,603
  Interest, net.................................................      24,409      22,640        49,336        70,958
  Stock option expense (credit).................................          12          --        (3,527)           18
  Managed care integration costs................................       1,240         522        12,314         4,391
  Gain on sale of European Hospitals............................          --     (23,912)           --       (23,912)
  Special charges (income)......................................      (3,049)         --        (3,000)        2,274
                                                                  ----------  ----------  ------------  ------------
                                                                     447,085     447,580     1,013,472     1,387,863
                                                                  ----------  ----------  ------------  ------------
Income before provision for income taxes, minority interest and
  extraordinary item............................................      16,844      39,131        33,781        59,306
Provision for income taxes......................................       8,339      17,449        15,972        29,113
                                                                  ----------  ----------  ------------  ------------
Income before minority interest and extraordinary item..........       8,505      21,682        17,809        30,193
Minority interest...............................................       1,095         183         5,063           556
                                                                  ----------  ----------  ------------  ------------
Income before extraordinary item................................       7,410      21,499        12,746        29,637
Extraordinary item--net loss on early extinguishments of debt
  (net of income tax benefit of $22,010)........................          --          --       (33,015)           --
                                                                  ----------  ----------  ------------  ------------
Net income (loss)...............................................       7,410      21,499       (20,269)       29,637
Unrealized foreign currency translation gain (loss).............         125         (88)          (46)         (207)
Provision for (benefit from) income taxes related to unrealized
  foreign currency translation gain (loss)......................          50         (35)          (18)          (83)
                                                                  ----------  ----------  ------------  ------------
                                                                          75         (53)          (28)         (124)
                                                                  ----------  ----------  ------------  ------------
Comprehensive income (loss).....................................  $    7,485  $   21,446  $    (20,297) $     29,513
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Average number of common shares outstanding--basic..............      31,523      31,778        30,505        31,710
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Average number of common shares outstanding--diluted............      32,131      32,041        31,099        31,822
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Income (loss) per common share--basic:
Income before extraordinary item................................  $     0.24  $     0.68  $       0.42  $       0.93
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Extraordinary loss on early extinguishments of debt.............  $       --  $       --  $      (1.08) $         --
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Net income (loss)...............................................  $     0.24  $     0.68  $      (0.66) $       0.93
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Income (loss) per common share--diluted:
Income before extraordinary item................................  $     0.23  $     0.67  $       0.41  $       0.93
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Extraordinary loss on early extinguishments of debt.............  $       --  $       --  $      (1.06) $         --
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------
Net income (loss)...............................................  $     0.23  $     0.67  $      (0.65) $       0.93
                                                                  ----------  ----------  ------------  ------------
                                                                  ----------  ----------  ------------  ------------

  The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           FOR THE NINE MONTHS
                                                                                                  ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                            1998         1999
                                                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................  $   (20,269) $    29,637
                                                                                         -----------  -----------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization....................................................       37,649       57,603
      Equity in (earnings) losses of unconsolidated subsidiaries.......................       16,905      (21,525)
      Stock option expense (credit)....................................................       (3,527)          18
      Non-cash interest expense........................................................        1,984        2,882
      Gain on sale of assets...........................................................       (3,000)     (23,623)
      Impairment of long-lived assets..................................................        2,160           --
      Extraordinary loss on early extinguishments of debt..............................       55,025           --
      Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
        Accounts receivable, net.......................................................      (28,360)       4,706
        Other assets...................................................................         (676)       1,624
        Restricted cash and investments................................................       (8,268)     (22,670)
        Accounts payable and other accrued liabilities.................................      (40,833)      (9,397)
        Medical claims payable.........................................................       22,405       17,282
        Reserve for unpaid claims......................................................      (16,083)      (8,914)
        Income taxes payable and deferred income taxes.................................      (16,544)      28,700
        Other liabilities..............................................................       (7,239)       8,830
        Minority interest, net of dividends paid.......................................        4,354        1,583
        Other..........................................................................       (1,084)      (1,310)
                                                                                         -----------  -----------
          Total adjustments............................................................       14,868       35,789
                                                                                         -----------  -----------
            Net cash provided by (used in) operating activities........................       (5,401)      65,426
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................................      (26,938)     (36,259)
  Acquisitions and investments in businesses, net of cash acquired and
    return of escrowed funds...........................................................   (1,033,155)     (60,424)
  Conversion of joint ventures from consolidation to equity method.....................           --      (21,092)
  Distributions received from unconsolidated subsidiaries..............................           --       18,955
  Decrease in assets restricted for settlement of unpaid claims........................       46,943       14,904
  Proceeds from sale of assets, net of transaction costs...............................       12,018       58,172
                                                                                         -----------  -----------
    Net cash used in investing activities..............................................   (1,001,132)     (25,744)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt, net of issuance costs................................    1,169,887       49,347
  Payments on debt and capital lease obligations.......................................     (438,563)    (141,917)
  Proceeds from exercise of stock options and warrants.................................        4,633        1,145
  Purchases of treasury stock..........................................................      (12,456)          --
                                                                                         -----------  -----------
    Net cash provided by (used in) financing activities................................      723,501      (91,425)
                                                                                         -----------  -----------
Net decrease in cash and cash equivalents..............................................     (283,032)     (51,743)
Cash and cash equivalents at beginning of period.......................................      372,878       92,050
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $    89,846  $    40,307
                                                                                         -----------  -----------
                                                                                         -----------  -----------

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

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

NOTE B--SUPPLEMENTAL CASH FLOW INFORMATION

    Below is supplemental cash flow information related to the nine months ended June 30, 1998 and 1999 (in thousands):

                                                                                               NINE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1998       1999
                                                                                              ---------  ---------
Income taxes paid, net of refunds received..................................................  $   8,572  $    (585)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Interest paid, net of amounts capitalized...................................................  $  53,686  $  64,116
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Non-cash transactions:
Fair value of common stock in treasury issued in connection with the Green Spring Minority
  Stockholder Conversion (as defined).......................................................  $  63,496  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE C--LONG-TERM DEBT AND LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1998 and June 30, 1999 is as follows (in thousands):

                                                                                       SEPTEMBER 30,    JUNE 30,
                                                                                           1998           1999
                                                                                       -------------  ------------
Credit Agreement:
  Revolving Facility due through 2004................................................   $    40,000   $         --
  Term Loan Facility (7.4175% to 7.9175% at June 30, 1999) due through 2006..........       550,000        499,009

9.0% Senior Subordinated Notes due 2008..............................................       625,000        625,000
6.0% to 11.5% notes payable through 2005.............................................         4,198          3,035
3.6% capital lease obligations due through 2014......................................         6,448          6,400
                                                                                       -------------  ------------
                                                                                          1,225,646      1,133,444
Less amounts due within one year.....................................................        23,033         31,260
                                                                                       -------------  ------------
                                                                                        $ 1,202,613   $  1,102,184
                                                                                       -------------  ------------
                                                                                       -------------  ------------

NOTE D--ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                                         SEPTEMBER 30,   JUNE 30,
                                                                                             1998          1999
                                                                                         -------------  ----------
Salaries, wages and other benefits.....................................................   $    23,893   $   21,373
Interest...............................................................................         9,271       21,692
CHAMPUS adjustments....................................................................        25,484       34,886
Other..................................................................................       134,882      135,640
                                                                                         -------------  ----------
                                                                                          $   193,530   $  213,591
                                                                                         -------------  ----------
                                                                                         -------------  ----------

NOTE E--INCOME PER COMMON SHARE

    The following table presents the components of average number of common shares outstanding-- diluted (in thousands):

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------

                                                                               1998       1999       1998       1999
                                                                             ---------  ---------  ---------  ---------
Average number of common shares outstanding--basic.........................     31,523     31,778     30,505     31,710
Common stock equivalents--stock options....................................        570        258        578        105
Common stock equivalents--warrants.........................................         38          5         16          7
                                                                             ---------  ---------  ---------  ---------
Average number of common shares outstanding--diluted.......................     32,131     32,041     31,099     31,822
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE E--INCOME PER COMMON SHARE (CONTINUED)
    Options to purchase approximately 3,642,000 shares of common stock at $8.41 to $31.00 per share were outstanding during the nine months ended June 30, 1999, but were excluded from the calculation of average number of common shares outstanding--diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 3,307,000 of these options, which expire between fiscal 2001 and 2009, were outstanding at June 30, 1999.

    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during the nine months ended June 30, 1999, but were excluded from the calculation of average number of common shares outstanding--diluted because the warrants' exercise prices were greater than the average market price of the common shares underlying such warrants during the period. All of the warrants, which expire between fiscal 2000 and 2009, were outstanding at June 30, 1999.

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

    The Stock Option Repricing was consummated on December 8, 1998, based on the fair market value of the Company's common stock on such date. Approximately 1.7 million outstanding stock options were repriced to $8.41 and approximately 0.5 million outstanding stock options were forfeited as a result of the Stock Option Repricing. Each participant in the Stock Option Repricing was precluded from exercising repriced stock options until June 8, 1999.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

                                                                                 SEPTEMBER 30, 1998  JUNE 30, 1999
                                                                                 ------------------  -------------
Current assets.................................................................      $   22,974       $    20,022
Property and equipment, net....................................................             345               248
                                                                                        -------      -------------
    Total assets...............................................................      $   23,319       $    20,270
                                                                                        -------      -------------
                                                                                        -------      -------------
Current liabilities............................................................      $   16,829       $    13,073
Partners' capital..............................................................           6,490             7,197
                                                                                        -------      -------------
    Total liabilities and partners' capital....................................      $   23,319       $    20,270
                                                                                        -------      -------------
                                                                                        -------      -------------
Company investment.............................................................      $    3,245       $     3,599
                                                                                        -------      -------------
                                                                                        -------      -------------

                                                        THREE MONTHS   THREE MONTHS     139 DAYS      NINE MONTHS
                                                            ENDED          ENDED          ENDED          ENDED
                                                        JUNE 30, 1998  JUNE 30, 1999  JUNE 30, 1998  JUNE 30, 1999
                                                        -------------  -------------  -------------  -------------
Net revenue...........................................   $    13,414    $    13,281    $    20,618    $    41,027
Operating expenses....................................         9,214          7,643         13,611         20,232
                                                        -------------  -------------  -------------  -------------
Net income............................................   $     4,200    $     5,638    $     7,007    $    20,795
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Company equity income.................................   $     2,100    $     2,819    $     3,504    $    10,398
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    The Company acquired its investment in Choice on February 12, 1998, as part of the Merit (as defined) acquisition. Accordingly, statement of operations data related to the nine months ended June 30, 1998, represents only the results of operations of Choice from February 12, 1998 through June 30, 1998.

    PREMIER BEHAVIORAL SYSTEMS, LLC. The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1998 and June 30, 1999 was $5.8 million and $13.2 million, respectively. The Company's equity in earnings of Premier for the three months ended June 30, 1998 and 1999 was $4.6 million and $4.8 million, respectively, and for the nine months ended June 30, 1998 and 1999 was $4.3 million and $7.4 million, respectively.

    CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC. The Company owned a 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") as of September 30, 1998 and June 30, 1999. CBHS was formed on June 17, 1997, as a result of the Company's sale of substantially all of the real estate used in its domestic psychiatric hospital provider business (the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities, L.P. ("Crescent") (the "Crescent Transactions"). CBHS leases the Psychiatric Hospital Facilities from Crescent. The Company accounts for its investment in CBHS using the equity method.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    A summary of financial information for CBHS is as follows (in thousands):

                                                                                    SEPTEMBER 30,   JUNE 30,
                                                                                        1998          1999
                                                                                    -------------  ----------
Current assets....................................................................   $   147,119   $  157,518
Property and equipment, net.......................................................        21,148       22,792
Other nonconcurrent assets........................................................         8,871        9,319
                                                                                    -------------  ----------
Total assets......................................................................   $   177,138   $  189,629
                                                                                    -------------  ----------
                                                                                    -------------  ----------
Current liabilities...............................................................   $   141,379   $  213,198
Long-term debt....................................................................        67,200       57,194
Other nonconcurrent liabilities...................................................        35,437       58,031
Members' deficit..................................................................       (66,878)    (138,794)
                                                                                    -------------  ----------
Total liabilities and members' deficit............................................   $   177,138   $  189,629
                                                                                    -------------  ----------
                                                                                    -------------  ----------

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                              ----------------------  ----------------------
                                                                 1998        1999        1998        1999
                                                              ----------  ----------  ----------  ----------
Net revenue.................................................  $  187,928  $  180,935  $  553,370  $  554,761
                                                              ----------  ----------  ----------  ----------
Crescent rent expense.......................................      14,015      14,075      42,033      42,183
Other operating expenses....................................     191,505     193,815     563,429     576,989
Interest, net...............................................       1,300       1,454       3,975       4,468
                                                              ----------  ----------  ----------  ----------
Net loss before preferred member distribution...............  $  (18,892) $  (28,409) $  (56,067) $  (68,879)
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------
Company's portion of net loss...............................  $   (9,446) $       --  $  (28,034) $       --
Intercompany loss elimination...............................       2,288          --       3,813          --
                                                              ----------  ----------  ----------  ----------
Company equity loss (2).....................................  $   (7,158) $       --  $  (24,221) $       --
                                                              ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------

Cash provided by (used in) operating activities.....................................  $   (4,553) $   20,543
                                                                                      ----------  ----------
                                                                                      ----------  ----------

------------------------

(2) Note appears on page 9.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    The Company's transactions with CBHS and related balances are as follows (in thousands):

                                                                         THREE MONTHS          NINE MONTHS
                                                                            ENDED                 ENDED
                                                                           JUNE 30,              JUNE 30,
                                                                     --------------------  --------------------
                                                                       1998       1999       1998       1999
                                                                     ---------  ---------  ---------  ---------
Franchise fee revenue (2)..........................................  $  15,000  $      --  $  51,100  $      --
Costs:
Accounts receivable collection fees................................  $     248  $      53  $   1,862  $     204
Hospital-based joint venture management fees.......................  $   1,708  $   1,897  $   5,191  $   4,604

                                                                                    SEPTEMBER 30,   JUNE 30,
                                                                                        1998          1999
                                                                                    -------------  -----------
Due to CBHS, net (1)..............................................................    $   1,127     $   3,478
                                                                                         ------    -----------
                                                                                         ------    -----------
Prepaid CHARTER call center management fees (3)...................................    $   2,953     $   3,345
                                                                                         ------    -----------
                                                                                         ------    -----------
Net book value of leased property (4).............................................    $   2,850     $   7,250
                                                                                         ------    -----------
                                                                                         ------    -----------

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

(2) Franchise fees due from CBHS were approximately $38.0 million and $99.5 million as of September 30, 1998, and June 30, 1999, respectively. CBHS' independent public accountants' report on CBHS' financial statements for the fiscal year ended September 30, 1998, makes reference to uncertainty regarding CBHS' ability to continue as a going concern. The Company recorded equity in loss of its investment in CBHS until all franchise fees due from CBHS were reduced to $0 at September 30, 1998. The Company received no franchise fee payments from CBHS and recorded no franchise fee revenue related to CBHS during the three months and the nine months ended June 30, 1999, due to continuing uncertainties surrounding their collectibility. Cumulative equity in losses of CBHS in excess of the Company's investment in CBHS of $8.7 million ($5.1 million loss during the fiscal year ended September 30, 1998; $3.6 million income during the the nine months ended June 30, 1999) are not reflected in the Company's financial statements at and for the nine months ended June 30, 1999, since the Company has no remaining obligation or commitment to fund CBHS and has no guarantees outstanding for any CBHS obligations.

(3) CBHS is responsible for funding substantially all of the operations of the 1-800-CHARTER call center, which is owned by the Company, under a management agreement (the "Call Center Management Agreement") which was entered into on December 22, 1997.

   Under the Call Center Management Agreement, CBHS agreed to fund the operations of the call center, with the exceptions of capital expenditures and lease payments, for an initial term of eighteen

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED) months in exchange for payment of approximately $5.9 million, which approximated the budgeted costs for the call center over the term of the agreement. In December 1998, the Call Center Management Agreement was extended for an additional twelve months at a cost to the Company of approximately $3.3 million.

(4) CBHS leased two psychiatric hospital facilities (collectively, the "CBHS Leaseholds") from the Company as of June 30, 1999. The CBHS Leaseholds were acquired by the Company in connection with CBHS' acquisition of certain businesses from Ramsay Health Care, Inc. on September 28, 1998. The Company paid approximately $7.2 million for the CBHS Leaseholds ($2.8 million during September 1998; $4.4 million during the nine months ended June 30, 1999). The purchase of the CBHS Leaseholds was funded primarily through distributions received from the Provider JV's (as defined). The CBHS Leaseholds are leased to CBHS for a 10-year lease term at an annual rent of $0.7 million. The Company accounted for the purchase of the CBHS Leaseholds as an investment in income producing property. Both the Company and CBHS account for these leases as operating leases.

    Under the terms of a letter agreement dated November 10, 1998, between the Company and Crescent Real Estate Funding VII, L.P. ("Crescent Funding"), Crescent Funding has agreed to purchase the CBHS Leaseholds from the Company, at the contract acquisition cost paid by the Company, upon the sale of certain other property owned by Crescent Funding and leased by CBHS at June 30, 1999. Crescent Funding is an affiliate of both Crescent Operating, Inc. ("COI"), the other 50% owner of CBHS, and Crescent, the lessor of the majority of the properties in which CBHS conducts its business.

    HOSPITAL-BASED JOINT VENTURES. The Company owns non-controlling interests in five hospital-based joint ventures ("Provider JVs"). Generally, each member of the joint venture leased and/or contributed certain assets in each respective market to the joint venture with the Company becoming the managing partner or member.

    A summary of the Provider JVs is as follows:

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

    The Provider JVs' results of operations were included in the Company's consolidated financial statements from inception, less minority interest, through September 30, 1998. On October 1, 1998, the Provider JVs were converted from consolidation to the equity method. See "Management's Discussion and Analysis--Recent Accounting Pronouncements--EITF 96-16".

    The Provider JVs, along with one consolidated 97.5% owned hospital-based joint venture with approximately $19.8 million of net assets, have been managed by CBHS for a fee equivalent to the

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE F--INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
Company's portion of their earnings since June 17, 1997. Additionally, should the Company liquidate its interests in any or all of these six hospital-based joint ventures, the majority of the net proceeds received by the Company must be redeployed for the benefit of CBHS.

    A summary of financial information for the Company's aggregate investment in the Provider JVs is as follows (in thousands):

                                                                                                JUNE 30, 1999
                                                                                                -------------
Current assets................................................................................   $    21,880
Property and equipment, net...................................................................        23,109
Other noncurrent assets.......................................................................         2,160
                                                                                                -------------
Total assets..................................................................................   $    47,149
                                                                                                -------------
                                                                                                -------------
Current liabilities...........................................................................   $    11,028
Owners' capital...............................................................................        36,121
                                                                                                -------------
Total liabilities and owners' capital.........................................................   $    47,149
                                                                                                -------------
                                                                                                -------------
Company investment............................................................................   $    18,973
                                                                                                -------------
                                                                                                -------------

                                                                                 THREE MONTHS    NINE MONTHS
                                                                                     ENDED          ENDED
                                                                                 JUNE 30, 1999  JUNE 30, 1999
                                                                                 -------------  -------------
Net revenue....................................................................   $    14,391    $    43,501
Operating expenses.............................................................        12,845         37,730
                                                                                 -------------  -------------
Net income.....................................................................   $     1,546    $     5,771
                                                                                 -------------  -------------
                                                                                 -------------  -------------
Company equity income..........................................................   $       918    $     3,282
                                                                                 -------------  -------------
                                                                                 -------------  -------------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE G--ACQUISITIONS AND DIVESTITURES

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

------------------------

(1) Excluding potential aggregate contingent consideration of up to $300.0 million (limited to $60.0 million for each of the five years from the acquisition date). On March 26, 1999, the Company paid Aetna, Inc. ("Aetna"), the former owner of HAI, $60.0 million of additional consideration for the purchase of HAI (the "Aetna Payment"). The Aetna Payment was recorded as additional goodwill and identifiable intangible assets.

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

    The following unaudited pro forma information for the nine months ended June 30, 1998, has been prepared assuming the Managed Care Acquisitions and the Green Spring Minority Stockholder Conversion occurred on October 1, 1997. The unaudited pro forma information does not purport to be indicative

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE G--ACQUISITIONS AND DIVESTITURES (CONTINUED) of the results that would have actually been obtained had such transactions occurred on October 1, 1997, or which may be attained in future periods (in thousands, except per share amounts):

                                                                                  NINE MONTHS
                                                                                     ENDED
                                                                                 JUNE 30, 1998
                                                                                 -------------
Net revenue....................................................................   $ 1,346,245
                                                                                 -------------
                                                                                 -------------
Net income (1)(2)..............................................................   $    11,166
                                                                                 -------------
                                                                                 -------------

Income per common share--basic.................................................   $      0.35
                                                                                 -------------
                                                                                 -------------
Income per common share--diluted...............................................   $      0.35
                                                                                 -------------
                                                                                 -------------

------------------------

(1) Excludes expected unrealized cost savings related to the Integration Plan (as defined) and managed care integration costs.

(2) Excludes the extraordinary loss on early extinguishments of debt during the nine months ended June 30, 1998, that were directly attributable to the consummation of the Merit acquisition.

    EUROPEAN PSYCHIATRIC HOSPITALS. On April 9, 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million (before transaction costs of approximately $2.5 million). The sale resulted in a non-recurring gain of approximately $23.9 million before provision for income taxes.

    The Company used approximately $38.2 million of the net sale proceeds to make mandatory unscheduled principal payments on indebtedness outstanding under the Term Loan Facility (as defined). The remaining proceeds were used to reduce borrowings outstanding under the Revolving Facility (as defined).

    These transactions are more fully described in the Company's current report on Form 8-K which was filed with the Securities and Exchange Commission on April 14, 1999.

NOTE H--CONTINGENCIES

    The Company is self-insured for a substantial portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, are included in "Reserve for unpaid claims" in the Company's balance sheet and are based on actuarial estimates that are discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserve for unpaid claims at September 30, 1998 and June 30, 1999, was approximately $34.6 million and $24.5 million, respectively. The carrying amount of accrued medical malpractice claims was $26.2 million and $21.4 million at September 30, 1998 and June 30, 1999, respectively. The reserve for unpaid claims is adjusted periodically, as such claims mature, to reflect changes in actuarial estimates based on experience. During the nine months ended June 30, 1998, the Company recorded reductions in malpractice claim reserves of approximately $4.1 million as a result of updated actuarial estimates. These reductions resulted

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE H--CONTINGENCIES (CONTINUED)
primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions are based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims and approximated the carrying amount of accrued medical malpractice claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.4 million.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines and/or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Company's psychiatric provider operations prior to the consummation of the Crescent Transactions. In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or are probable of assertion against the Company arising out of such litigation, civil suits and governmental inquiries. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

    On May 26, 1998, a group of eleven plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the District of New Jersey against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint alleges that the Defendants violated Section I of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE H--CONTINGENCIES (CONTINUED)
complaint, plus costs and attorneys' fees. Upon joint motion by the Defendants, the case was transferred to the United States District Court for the Southern District of New York, the same court where a previous similar case (the "Stephens Case") was dismissed for failure to state a claim upon which relief can be granted. On March 15, 1999, the Defendants filed a joint motion to dismiss the case for substantially the same reasons as in the Stephens Case. On June 16, 1999, the court denied the motion to dismiss. The case currently is in the early stages of discovery. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $34.9 million as of June 30, 1999, for CHAMPUS Adjustments.

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

    The Integration Plan will result in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 510 employees had been involuntarily terminated pursuant to the Integration Plan as of June 30, 1999. The Company has substantially completed involuntary terminations related to the Integration Plan, and most of the remaining positions have been or will be eliminated through normal attrition.

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

    The Company initially recorded approximately $21.3 million of liabilities related to the Integration Plan, of which $12.4 million was recorded as part of the Merit purchase price allocation and $8.9 million was recorded in the statement of operations under "Managed care integration costs" in fiscal 1998. During the nine months ended June 30, 1999, the Company recorded adjustments of approximately $0.1 million, net, to such liabilities, of which $(0.8) million was recorded as part of the Merit purchase price allocation and $0.9 million was recorded in the statement of operations under "Managed care integration costs." The

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE I--MANAGED CARE INTEGRATION PLAN AND COSTS (CONTINUED)
Company may record additional adjustments to such liabilities through the remainder of fiscal 1999 depending on its ability to sublease closed offices and upon determination of the final amount of the Company's severance obligations.

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands).

                                                                   BALANCE                                   BALANCE
                                                                SEPTEMBER 30,                               JUNE 30,
TYPE OF COST                                                        1998        ADJUSTMENTS    PAYMENTS       1999
--------------------------------------------------------------  -------------  -------------  -----------  -----------
Employee termination benefits.................................    $   6,190      $   1,103     $  (6,042)   $   1,251
Facility closing costs........................................        7,475           (826)       (1,130)       5,519
Other.........................................................          169           (169)            -            -
                                                                -------------       ------    -----------  -----------
                                                                  $  13,834      $     108     $  (7,172)   $   6,770
                                                                -------------       ------    -----------  -----------
                                                                -------------       ------    -----------  -----------

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

    During the quarter and the nine months ended June 30, 1998, the Company incurred approximately $1.2 million and $5.7 million in other integration costs, respectively, including long-lived asset impairments of approximately $2.2 million during the nine months ended June 30, 1998, and outside consulting costs of approximately $0.9 million and $3.1 million for the quarter and the nine months ended June 30, 1998, respectively. During the quarter and the nine months ended June 30, 1999, the Company incurred approximately $0.5 million and $3.5 million in other integration costs, respectively, primarily for outside consulting costs and employee and office relocation costs.

NOTE J--BUSINESS SEGMENT INFORMATION

    The Company operates through five reportable segments which are engaged in various aspects of the healthcare industry. Intersegment sales and transfers among these segments are not significant.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE J--BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following tables summarize, for the periods indicated, net revenue and Segment Profit (as defined) by business segment (in thousands):

                                       BEHAVIORAL               SPECIALTY
                                         MANAGED      HUMAN      MANAGED    HEALTHCARE   HEALTHCARE    CORPORATE
                                       HEALTHCARE   SERVICES   HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD    CONSOLIDATED
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
THREE MONTHS ENDED JUNE 30, 1998
Net revenue..........................   $ 332,318   $  37,385   $  46,160    $  15,000    $  33,066    $      --    $  463,929
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $  45,403   $   3,898   $   1,490    $   6,043    $   4,438    $  (4,092)   $   57,180
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
THREE MONTHS ENDED JUNE 30, 1999
Net revenue..........................   $ 370,038   $  48,642   $  58,611    $     113    $   9,307    $      --    $  486,711
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $  55,556   $   6,036   $     797    $  (1,559)   $     910    $  (3,110)   $   58,630
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
NINE MONTHS ENDED JUNE 30, 1998
Net revenue..........................   $ 694,702   $  96,456   $ 105,593    $  51,100    $  99,402    $      --    $1,047,253
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $  88,504   $   9,172   $   2,026    $  20,134    $  18,840    $ (12,123)   $  126,553
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
NINE MONTHS ENDED JUNE 30, 1999
Net revenue..........................   $1,108,949  $ 141,363   $ 150,013    $     403    $  46,441    $      --    $1,447,169
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
Segment Profit (loss)................   $ 161,692   $  16,850   $   2,180    $  (4,527)   $   4,079    $  (9,636)   $  170,638
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------

Total assets:
  September 30, 1998.................   $1,356,259  $ 119,356   $  78,062    $   1,941    $ 178,217    $ 182,455    $1,916,290
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
  June 30, 1999......................   $1,422,514  $ 123,972   $  87,470    $   1,930    $  90,018    $ 137,569    $1,863,473
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------
                                       -----------  ---------  -----------  -----------  -----------  -----------  ------------

    The following tables reconcile Segment Profit (as defined) to consolidated income before provision for income taxes, minority interest and extraordinary item (in thousands):

                                                                         THREE MONTHS            NINE MONTHS
                                                                             ENDED                  ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                     ---------------------  ----------------------
                                                                        1998       1999        1998        1999
                                                                     ----------  ---------  ----------  ----------
Segment Profit.....................................................  $   57,180  $  58,630  $  126,553  $  170,638
Depreciation and amortization......................................     (17,724)   (20,249)    (37,649)    (57,603)
Interest, net......................................................     (24,409)   (22,640)    (49,336)    (70,958)
Stock option (expense) credit......................................         (12)        --       3,527         (18)
Managed care integration costs.....................................      (1,240)      (522)    (12,314)     (4,391)
Gain on sale of European hospitals.................................          --     23,912          --      23,912
Special (charges) income...........................................       3,049         --       3,000      (2,274)
                                                                     ----------  ---------  ----------  ----------
Income before provision for income taxes, minority interest and
  extraordinary item...............................................  $   16,844  $  39,131  $   33,781  $   59,306
                                                                     ----------  ---------  ----------  ----------
                                                                     ----------  ---------  ----------  ----------

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE K--SUBSEQUENT EVENTS

    TPG INVESTMENT. On July 19, 1999, the Company announced that it had entered into a definitive agreement to issue approximately $75.4 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment").

    TPG will purchase approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") at closing. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time into approximately 6.3 million shares of the Company's common stock at a conversion price of $9.375 per share and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on the tenth anniversary of the date of its issuance.

    TPG will deposit approximately $16.3 million into an interest bearing escrow account (the "Escrow Deposit") at closing for the potential future purchase of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). If the Company obtains stockholder approval for the issuance of common stock upon conversion or exchange of the Series B Preferred Stock and the voting rights in respect of the Series B Preferred Stock (the "Series B Preferred Stock Approval") on or prior to March 5, 2000, the Series B Preferred Stock will be issued to TPG, and the Escrow Deposit, including interest earned thereon, will be disbursed to the Company. If the Company does not obtain the Series B Preferred Stock Approval, TPG may elect not to purchase the Series B Preferred Stock and the Escrow Deposit, including interest earned thereon, will be refunded to TPG.

    If the Company's does not obtain the Series B Preferred Stock Approval on or prior to March 5, 2000, and TPG elects to purchase the Series B Preferred Stock, the conversion price will be reduced from $9.625 per share to $9.125 per share and dividends will accrue at 12.0% per annum from March 5, 2000, until the date on which stockholder approval is obtained by the Company.

    The Series B Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series B Preferred Stock will be convertible at any time after stockholder approval into approximately 1.7 million shares of the Company's common stock at a conversion price of $9.625 per share. The Company may, under certain circumstances, require the holders of the Series B Preferred Stock to convert their shares into common stock. The Series B Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on the tenth anniversary of the date of issuance of the Series A Preferred Stock.

    Upon the closing of the TPG Investment, TPG will be entitled to nominate three directors to the Company's twelve-member Board of Directors.

    The TPG Investment is subject to certain regulatory approvals and other customary closing conditions. The Company expects to close the TPG Investment during the fourth quarter of fiscal 1999. Subsequent to closing, certain aspects of the TPG Investment are subject to stockholder approval, including: (i) the issuance of common stock in respect of accrued and unpaid dividend obligations on the Series A and Series B Preferred Stock; (ii) the issuance of common stock upon the conversion or exchange

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

of the Series B Preferred Stock; and (iii) the vesting of voting rights in respect of the Series B Preferred Stock. The Company intends to seek such approval no later than the next annual meeting of its stockholders, which is expected to be held in March 2000.

    The TPG Investment is more fully described in the Company's current report on Form 8-K, which was filed with the Securities and Exchange Commission on July 21, 1999.

    RECAPITALIZATION OF CBHS. On August 10, 1999, the Company entered into a binding Letter Agreement with Crescent, COI and CBHS relating to a proposed recapitalization of CBHS and restructuring of relationships among the parties. Under the Letter Agreement, the Company has agreed that it will, at the closing of the contemplated transactions, transfer its remaining hospital-based and franchise assets to CBHS and cancel franchise fees due from CBHS. Thereafter, the Company will no longer be obligated to provide franchise services to CBHS.

    The Company will also transfer 80% of its CBHS common interest and all of its preferred interest to CBHS, leaving the Company with a 10% common membership interest in CBHS.

    In connection with the execution of the Letter Agreement, the Company, Crescent, COI and CBHS have agreed to provide each other with mutual releases of all claims and disputes against each other, with certain specified exceptions, and Crescent has deferred the August 1999 rent due from CBHS to the last four months of calendar 1999. Additionally, with the execution of the Letter Agreement, the $2.5 million held in escrow in connection with a pending arbitration between the Company and COI was released to COI. The Company and CBHS also have modified and extended their existing arrangement which designates CBHS a preferred provider of inpatient acute behavioral health services.

    The closing of the transactions contemplated by the Letter Agreement is anticipated to take place within 30 days, subject to the satisfaction of certain customary closing conditions and consents and other contingencies. If the closing does not occur within 30 days, the Letter Agreement terminates. There can be no assurance that the proposed recapitalization of CBHS will be consummated.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1999
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1998. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1998.

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

    - THE SPECIALTY MANAGED HEALTHCARE BUSINESS. The Company's MAGELLAN SPECIALTY HEALTH division provides specialty risk-based and ASO services to its customers, primarily health insurance companies, through its physician networks in the eastern United States. These networks include physicians specializing in cardiology, oncology and diabetes.

    - THE HEALTHCARE FRANCHISING BUSINESS. The Company's Charter Advantage, LLC subsidiary franchises the "CHARTER" system of behavioral healthcare primarily to psychiatric hospital facilities operated by CBHS. The Company is currently seeking to divest its healthcare franchising business. See "--Outlook--Results of Operations--Recapitalization of CBHS."

    - THE HEALTHCARE PROVIDER BUSINESS. The Company's provider operations included the ownership and operation of three psychiatric hospitals in Europe during the nine months ended June 30, 1999. The Company sold these European psychiatric provider operations on April 9, 1999. See "--Outlook-- Results of Operations--Sale of European Psychiatric Provider Operations." The Company's provider operations currently include: (i) its 50% interest in CBHS, (ii) its interests in six hospital-based joint ventures and (iii) its provider management business in Puerto Rico. The Company is currently seeking to divest the remainder of its healthcare provider business. See "--Outlook-- Results of Operations--Recapitalization of CBHS."

    At June 30, 1999, the Company's MAGELLAN BEHAVIORAL HEALTH division, which was formed primarily through acquisitions completed in fiscal 1996 (Green Spring) and fiscal 1998 (HAI and Merit), managed the behavioral healthcare benefits of approximately 64.9 million individuals; National MENTOR, which acquired eight businesses in fiscal 1998 and fiscal 1999, provided community-based services to approximately 6,400 individuals; and the Company's MAGELLAN SPECIALTY HEALTH division, which was formed primarily through acquisitions completed in fiscal 1997 (Care Management Resources, Inc.) and fiscal 1998 (Allied) managed medical specialty benefits for approximately three million members of health plans.

HISTORICAL RESULTS OF OPERATIONS

    The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

                                       BEHAVIORAL                SPECIALTY
                                        MANAGED       HUMAN       MANAGED    HEALTHCARE   HEALTHCARE   CORPORATE
                                       HEALTHCARE    SERVICES   HEALTHCARE   FRANCHISING   PROVIDER     OVERHEAD   CONSOLIDATED
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------
Net revenue.........................  $    332,318  $   37,385   $  46,160    $  15,000    $  33,066   $       --   $  463,929
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Salaries, cost of care and other
  operating expenses................       293,665      33,487      44,670        1,799       28,628        4,092      406,341
Equity in (earnings) losses of
  unconsolidated subsidiaries.......        (6,750)         --          --        7,158           --           --          408
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                           286,915      33,487      44,670        8,957       28,628        4,092      406,749
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Segment Profit (loss) (1)...........  $     45,403  $    3,898   $   1,490    $   6,043    $   4,438   $   (4,092)  $   57,180
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------
Net revenue.........................  $    370,038  $   48,642   $  58,611    $     113    $   9,307   $       --   $  486,711
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Salaries, cost of care and other
  operating expenses................       322,678      42,606      57,814        1,672        9,317        3,110      437,197
Equity in earnings of unconsolidated
  subsidiaries......................        (8,196)         --          --           --         (920)          --       (9,116)
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                           314,482      42,606      57,814        1,672        8,397        3,110      428,081
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Segment Profit (loss) (1)...........  $     55,556  $    6,036   $     797    $  (1,559)   $     910   $   (3,110)  $   58,630
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
NINE MONTHS ENDED JUNE 30, 1998
------------------------------------
Net revenue.........................  $    694,702  $   96,456   $ 105,593    $  51,100    $  99,402   $       --   $1,047,253
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Salaries, cost of care and other
  operating expenses................       613,514      87,284     103,567        6,745       80,562       12,123      903,795
Equity in (earnings) losses of
  unconsolidated subsidiaries.......        (7,316)         --          --       24,221           --           --       16,905
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                           606,198      87,284     103,567       30,966       80,562       12,123      920,700
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Segment Profit (loss) (1)...........  $     88,504  $    9,172   $   2,026    $  20,134    $  18,840   $  (12,123)  $  126,553
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
NINE MONTHS ENDED JUNE 30, 1999
------------------------------------
Net revenue.........................  $  1,108,949  $  141,363   $ 150,013    $     403    $  46,441   $       --   $1,447,169
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Salaries, cost of care and other
  operating expenses................       965,498     124,513     147,833        4,930       45,646        9,636    1,298,056
Equity in earnings of unconsolidated
  subsidiaries......................       (18,241)         --          --           --       (3,284)          --      (21,525)
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                           947,257     124,513     147,833        4,930       42,362        9,636    1,276,531
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
Segment Profit (loss) (1)...........  $    161,692  $   16,850   $   2,180    $  (4,527)   $   4,079   $   (9,636)  $  170,638
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------
                                      ------------  ----------  -----------  -----------  -----------  ----------  ------------

------------------------

(1) The Company evaluates performance of its business segments based on profit or loss from operations before depreciation and amortization, interest, stock option expense (credit), managed care integration costs, gains on sales of businesses and other special charges (income), income taxes and minority interest ("Segment Profit"). See the reconciliation of Segment Profit to consolidated income before provision for income taxes, minority interest and extraordinary item included in Note J--"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

QUARTER ENDED JUNE 30, 1999, COMPARED TO THE SAME PERIOD IN FISCAL 1998

    BEHAVIORAL MANAGED HEALTHCARE. Revenue increased 11.3% or $37.7 million, to $370.0 million for the quarter ended June 30, 1999, from $332.3 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 9.9%, or $29.0 million, to $322.7 million for the quarter ended June 30, 1999, from $293.7 million in the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased $1.4 million to $8.2 million for the quarter ended June 30, 1999, from $6.8 million for the same period in fiscal 1998. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) increased enrollment related to existing health plan customers, (ii) expanded services and lives under management with certain public sector customers, (iii) new business development and (iv) increases in retroactive customer settlements, offset by reductions in general and administrative costs as a result of the Integration Plan and the termination of one public sector contract in fiscal 1999. Total covered lives increased 5.9%, or 3.6 million to 64.9 million at June 30, 1999 from 61.3 million at June 30, 1998. The Company frequently records retroactive customer settlements, which may be favorable or unfavorable, under its commercial behavioral managed healthcare contracts. Revenue and Segment Profit for the quarter ended June 30, 1999, reflect approximately $5.3 million of such favorable settlements compared to favorable settlements of $0.4 million during the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased primarily as a result of improved performance at Choice and Premier. Premier's results for the quarters ended June 30, 1999 and 1998, included approximately $4.0 million of income related to adjustments to medical claims payable as a result of favorable developments in payment trends.

    HUMAN SERVICES. Revenue increased 30.0%, or $11.2 million, to $48.6 million for the quarter ended June 30, 1999, from $37.4 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 27.2%, or $9.1 million, to $42.6 million for the quarter ended June 30, 1999 from $33.5 million in the same period in fiscal 1998. The increases were attributable to acquisitions consummated in fiscal 1998 and fiscal 1999 and internal growth. Placements in residential programs increased 17.1% to 3,830 at June 30, 1999, compared to 3,270 at June 30, 1998. Total placements were 6,400 at June 30, 1999.

    SPECIALTY MANAGED HEALTHCARE. Revenue increased 26.8%, or $12.4 million, to $58.6 million for the quarter ended June 30, 1999, compared to $46.2 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 29.3%, or $13.1 million, to $57.8 million for the quarter ended June 30, 1999, compared to $44.7 million in the same period in fiscal 1998. The increase in revenue and salaries, cost of care and other operating expenses was primarily related to a shift toward more risk-based business.

    HEALTHCARE FRANCHISING. Revenue decreased to $0.1 million for the quarter ended June 30, 1999, from $15.0 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased to $1.7 million for the quarter ended June 30, 1999, from $1.8 million in the same period in fiscal 1998. Equity in loss of CBHS decreased to $0 for the quarter ended June 30, 1999, from $7.2 million in the same period in fiscal 1998. The decrease in revenue resulted from uncertainties surrounding the collectibility of franchise fees due from CBHS, for which no franchise fee revenue was recognized during the quarter ended June 30, 1999, while $15.0 million of CBHS franchise revenue was recognized in the same period in fiscal 1998. The decrease in equity in loss of CBHS is attributable to the fact that the Company had reduced its investment in CBHS to $0 at September 30, 1998, and was no longer required to record its pro rata share of CBHS' loss for the quarter ended June 30, 1999. See Note F--"Investments in Unconsolidated Subsidiaries--Charter Behavioral Health Systems, LLC" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    HEALTHCARE PROVIDER. Revenue decreased 71.9%, or $23.8 million, to $9.3 million for the quarter ended June 30, 1999, from $33.1 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 67.5%, or $19.3 million, to $9.3 million for the quarter ended June 30, 1999, from $28.6 million in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased to $0.9 million for the quarter ended June 30, 1999, from $0 in the same period in fiscal 1998. These changes resulted primarily from the sale of the European hospitals on April 9, 1999 and from the conversion of the Provider JVs from consolidation to the equity method on October 1, 1998. See "--Recent Accounting Pronouncements--EITF 96-16" and "Outlook--Results of Operations--Sale of European Psychiatric Provider Operations."

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 14.1%, or $2.5 million, to $20.2 million for the quarter ended June 30, 1999, from $17.7 million in the same period in fiscal 1998. The increase was primarily attributable to depreciation related to recent capital expenditures and amortization related to the Aetna Payment.

    INTEREST, NET. Interest expense, net, decreased 7.4%, or $1.8 million, to $22.6 million for the quarter ended June 30, 1999, from $24.4 million in the same period in fiscal 1998. The decrease was primarily the result of reduced interest expense related to lower average borrowings outstanding under the Credit Agreement (as defined).

    OTHER ITEMS. The Company recorded managed care integration costs of $0.5 million for the quarter ended June 30, 1999, compared to $1.2 million in the same period in fiscal 1998. For a more complete discussion of managed care integration costs, see Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company recorded special income, net, of $3.0 million during the quarter and the nine months ended June 30, 1998, for the net gain on the sale of assets formerly used in its healthcare provider business.

    The Company recorded a gain on the sale of its European psychiatric hospitals of approximately $23.9 million for the quarter ended June 30, 1999. See Note G--"Acquisitions and Divestitures--European Psychiatric Hospitals" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Minority interest was immaterial for the quarter ended June 30, 1999, compared to $1.1 million in the same period in fiscal 1998. This decrease resulted primarily from the conversion of five provider joint ventures from consolidation to the equity method (See "--Recent Accounting
Pronouncements--EITF 96-16").

NINE MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SAME PERIOD IN FISCAL 1998

    BEHAVIORAL MANAGED HEALTHCARE. Revenue increased 59.6% or $414.2 million, to $1.11 billion for the nine months ended June 30, 1999, from $694.7 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 57.4%, or $352.0 million, to $965.5 million for the nine months ended June 30, 1999, from $613.5 million in the same period in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased $10.9 million, to $18.2 million for the nine months ended June 30, 1999, from $7.3 million for the same period in fiscal 1998. The increases resulted primarily from the HAI and Merit acquisitions and the factors mentioned above in the comparison of the quarter ended June 30, 1999 to the same period in fiscal 1998. Revenue and Segment Profit for the nine months ended June 30, 1999 reflect approximately $8.4 million of favorable retroactive customer settlements compared to favorable settlements of $1.8 million during the same period of fiscal 1998.

    HUMAN SERVICES. Revenue increased 46.5%, or $44.9 million, to $141.4 million for the nine months ended June 30, 1999, from $96.5 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 42.6%, or $37.2 million, to $124.5 million for the nine months ended June 30, 1999 from $87.3 million in the same period in fiscal 1998. The increases resulted primarily from the aforementioned factors for the quarter ended June 30, 1999 compared to the same period in fiscal 1998.

    SPECIALTY MANAGED HEALTHCARE. Revenue increased 42.0%, or $44.4 million, to $150.0 million for the nine months ended June 30, 1999, compared to $105.6 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 42.7%, or $44.2 million, to $147.8 million for the nine months ended June 30, 1999, compared to $103.6 million in the same period in fiscal 1998. The increase in revenue and salaries, cost of care and other operating expenses was primarily related to the Allied acquisition and the factors mentioned in the comparison of the quarter ended June 30, 1999 to the same period in fiscal 1998.

    HEALTHCARE FRANCHISING. Revenue decreased to $0.4 million for the nine months ended June 30, 1999, from $51.1 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 26.9%, or $1.8 million, to $4.9 million for the nine months ended June 30, 1999, from $6.7 million in the same period in fiscal 1998. Equity in loss of CBHS decreased to $0 for the nine months ended June 30, 1999, from $24.2 million in the same period in fiscal 1998. The changes resulted primarily from the aforementioned factors for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. See Note F--"Investments in Unconsolidated Subsidiaries--Charter Behavioral Health Systems, LLC" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    HEALTHCARE PROVIDER. Revenue decreased 53.3%, or $53.0 million, to $46.4 million for the nine months ended June 30, 1999, from $99.4 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses decreased 43.4%, or $35.0 million, to $45.6 million for the nine months ended June 30, 1999 from $80.6 million in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased to $3.3 million for the nine months ended June 30, 1999, from $0 in the same period in fiscal 1998. These changes resulted primarily from the aforementioned factors for the quarter ended June 30, 1999 compared to the same period in fiscal 1998. See "--Recent Accounting Pronouncements--EITF 96-16". During the nine months ended June 30, 1998, the Company recorded reductions of expenses of $4.1 million as a result of updated actuarial estimates related to malpractice claim reserves. These reductions resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. These revisions were based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 53.2%, or $20.0 million, to $57.6 million for the nine months ended June 30, 1999, from $37.6 million in the same period in fiscal 1998. The increase was primarily attributable the Managed Care Acquisitions and the aforementioned factors for the quarter ended June 30, 1999 compared to the same period in fiscal 1998.

    INTEREST, NET. Interest expense, net, increased 44.0%, or $21.7 million, to $71.0 million for the nine months ended June 30, 1999, from $49.3 million in the same period in fiscal 1998. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions.

    OTHER ITEMS. Stock option expense for the nine months ended June 30, 1999, was not material compared to a credit of $3.5 million in fiscal 1998 primarily due to fluctuations in the market price of the Company's stock in fiscal 1998.

    The Company recorded managed care integration costs of $4.4 million for the nine months ended June 30, 1999, compared to $12.3 million in the same period in fiscal 1998. For a more complete discussion of managed care integration costs, see Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate increased to 49.1% for the nine months ended June 30, 1999, compared to 47.3% in the same period in fiscal 1998. The increase was primarily attributable to the increase in non-deductible goodwill amortization resulting from the Merit acquisition of $13.5 million for the nine months ended June 30, 1999, compared to $6.2 million for the same period in fiscal 1998.

    Minority interest decreased 88.2%, or $4.5 million, to $0.6 million, compared to $5.1 million in the same period in fiscal 1998. This decrease resulted primarily from the conversion of the Provider JVs from consolidation to the equity method on October 1, 1998 (See "--Recent Accounting Pronouncements-- EITF 96-16") and from the Green Spring Minority Stockholder Conversion in January 1998.

    The Company recorded an extraordinary loss on early extinguishment of debt of approximately $33.0 million, net of tax benefit, during the nine months ended June 30, 1998, related primarily to refinancing the Company's long-term debt in connection with the Merit acquisition.

OUTLOOK--RESULTS OF OPERATIONS

    SALE OF EUROPEAN PSYCHIATRIC PROVIDER OPERATIONS. On April 9, 1999, the Company sold its European psychiatric provider operations. See Note G -- "Acquisitions and Divestitures--European Psychiatric Hospitals" to the Company's condensed consolidated financial statements set forth elsewhere herein. The sale of the European psychiatric provider operations would have reduced the Company's net income by approximately $1.6 million, or $.05 per diluted share, on a pro forma basis (assuming the sale was consummated on October 1, 1997) for the fiscal year ended September 30, 1998.

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

    The Company's contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program ("TennCare Contract") represented approximately 15% of the Company's behavioral managed care revenue and approximately 10% of the Company's consolidated revenue in fiscal 1998. The TennCare Contract contains provisions that limit the Company's profit, subject to the carryforward of losses incurred in prior periods. The Company's profit under the TennCare Contract benefitted from the carryforward of losses incurred in prior periods during the quarter and the nine months ended June 30, 1999. The Company's profit under the TennCare Contract may be lower in future quarters as a result of these contract provisions.

    TPG INVESTMENT. On July 19, 1999, the Company announced that it had entered into the TPG Investment. See Note K--"Subsequent Events--TPG Investment". The TPG Investment is expected to close during the fourth quarter of fiscal 1999. The Company expects the TPG Investment to reduce fiscal 2000 diluted income per common share by up to 15%.

    RECAPITALIZATION OF CBHS. On August 10, 1999, the Company entered into a binding Letter Agreement with Crescent, COI and CBHS relating to a proposed recapitalization of CBHS and restructuring of relationships among the parties. See Note K--"Subsequent Events--Recapitalization of CBHS".

    The Company expects the proposed recapitalization of CBHS, as contemplated by the Letter Agreement, to qualify as the disposal of its healthcare provider and healthcare franchising segments under Accounting Priciples Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", if consummated. APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The Company expects to record a loss on disposal (primarily non-cash) of its healthcare provider and healthcare franchising segments of $42.0 million to $48.0 million, net of tax, as a result of the proposed recapitalization of CBHS, if consummated. There can be no assurance that the proposed recapitalization of CBHS will be consummated.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was $(5.4) million and $65.4 million for the nine months ended June 30, 1998 and 1999, respectively. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily the result of reduction in income taxes paid, net of refunds received, of $9.2 million, and increases in cash flows from operations as a result of the Managed Care Acquisitions, offset by reductions in franchise fees collected from CBHS of $30.6 million and (iv) increases in interest paid of $10.4 million.

    INVESTING ACTIVITIES. Capital expenditures increased 34.9%, or $9.3 million, to $36.3 million for the nine months ended June 30, 1999, compared to $26.9 million in the same period in fiscal 1998. This increase was due primarily to: (i) capital expenditures of businesses acquired in fiscal 1998 and (ii) increased capital expenditures in the Company's Behavioral Managed Healthcare segment related to: (a) the Integration Plan (See Note I--"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein), and (b) acceleration of capital expenditures related to year 2000 computer issues (See "--Potential Impact of Year 2000 Computer Issues").

    The Company used $60.4 million of funds, net of cash acquired, during the nine months ended June 30, 1999 for acquisitions and investments in businesses, which included (i) the Aetna Payment of $60.0 million, (ii) contingent consideration paid to the former owners of Allied of $4.5 million and (iii) other acquisitions and payments of contingent consideration and transaction costs of $15.9 million offset by the refund of the $20.0 million placed in escrow upon consummation of the Allied Acquisition.

    The Company utilized $1.03 billion in funds, net of cash acquired, for acquisitions and investments in businesses, including the Managed Care Acquisitions, during the nine months ended June 30, 1998.

    The Company's condensed consolidated balance sheet at June 30, 1999, reflects a reduction in cash and cash equivalents of $21.1 million from the September 30, 1998 balance which is related to the conversion of the Provider JVs from consolidation to the equity method. See "--Recent Accounting Pronouncements--EITF 96-16". This reduction in cash and cash equivalents appears as net cash used in investing activities in the Company's condensed consolidated statement of cash flows for the nine months ended June 30, 1999, but does not represent an actual reduction of cash and cash equivalents at the affected subsidiaries. Additionally, the Company received $19.0 million in distributions from unconsolidated subsidiaries, including the Provider JVs, during the nine months ended June 30, 1999. See Note F-- "Investments in Unconsolidated Subsidiaries" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company received proceeds of approximately $12.0 million and $58.2 million, net of transaction costs, from the sale of assets formerly used in its healthcare provider business during the nine months ended June 30, 1998 and 1999, respectively.

    FINANCING ACTIVITIES. The Company repaid $51.0 million of debt obligations outstanding under the Term Loan Facility (as defined) during the nine months ended June 30, 1999. Borrowings outstanding under the Revolving Facility (as defined) decreased $40.0 million during the nine months ended June 30, 1999 to $0 as of June 30, 1999. As of June 30, 1999, the Company had $132.4 million of availability under the Revolving Facility (as defined), excluding $17.6 million of availability reserved for certain letters of credit. The Company was in compliance with all debt covenants as of June 30, 1999.

    The Company repurchased approximately 545,000 shares of its common stock for approximately $12.5 million during the nine months ended June 30, 1998.

OUTLOOK-LIQUIDITY AND CAPITAL RESOURCES

    DEBT SERVICE OBLIGATIONS. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $499.0 million under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

                    REMAINING
FISCAL YEAR     PRINCIPAL AMOUNT
-------------  -------------------
1999.......         $     6.1
2000.......              30.1
2001.......              36.2
2002.......              45.9
2003.......              85.5
2004.......             145.6
2005.......             122.5
2006.......              27.1
2007.......                --
2008.......         $   625.0

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

    The Company paid $60.0 million to Aetna for both the full Tranche 1 Payment and the full Tranche 2 Payment for the Contract Year ended December 31, 1998, on March 26, 1999. Accordingly, the Company recorded $60.0 million of goodwill and other intangible assets related to the purchase of HAI during the nine months ended June 30, 1999.

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

    REVOLVING FACILITY. The Revolving Facility will provide the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At June 30, 1999, the Company had approximately $132.4 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $50.0 million for capital expenditures in fiscal 1999. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments with respect to HAI and CMG, and other investing and financing activities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

    STRATEGIC ALTERNATIVES TO REDUCE LONG-TERM DEBT AND IMPROVE LIQUIDITY. The Company's sale of its European psychiatric provider operations in April 1999 represents another step in the Company's strategy of exiting its healthcare provider and healthcare franchising business segments in order to reduce long-term debt and improve liquidity. The Company is currently involved in discussions with various parties to divest certain non-core businesses. There can be no assurance that the Company will be able to divest any businesses or that the divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.

    The Company expects to receive approximately $70 million of net proceeds upon issuance of the Series A and Series B Preferred Stock. Approximately 50% of the proceeds received from the issuance of the Series A Preferred Stock will be used to reduce debt outstanding under the Term Loan Facility. Approximately 50% of the proceeds received from the issuance of the Series B Preferred Stock will be used to reduce debt outstanding under the Term Loan Facility if the Company obtains the Series B Preferred Stock Approval on or before March 5, 2000. The remaining proceeds will be available for general corporate purposes. If the Company does not receive the Series B Preferred Stock Approval on or before March 5, 2000 and TPG elects to purchase the Series B Preferred Stock, 100% of the proceeds will be used to reduce debt outstanding under the Term Loan Facility. The Company is also reviewing additional strategic alternatives to improve its capital structure and liquidity. There can be no assurance that the Company will be able to consummate any transaction that will improve its capital structure and/or liquidity.

    On August 10, 1999, the Company entered into a binding Letter Agreement with Crescent, COI and CBHS relating to a proposed recapitalization of CBHS and restructuring of relationships among the parties. See Note K--"Subsequent Events--Recapitalization of CBHS". The Company does not believe the proposed recapitalization of CBHS, if consummated, will have a significant impact on liquidity.

    NET OPERATING LOSS CARRYFORWARDS. During June 1999, the Company received an assessment from the Internal Revenue Service (the "IRS Assessment") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS Assessment disallows approximately $162 million of deductions that relate primarily to interest expense in fiscal 1992. The Company plans to appeal the IRS Assessment during the fourth quarter of fiscal 1999.

    The Company had previously recorded a valuation allowance for the full amount of the $162 million of deductions disallowed in the IRS Assessment. The IRS Assessment is not expected to result in a material cash payment for income taxes related to prior years; however, the Company's federal income tax net operating loss carryforwards would be reduced if the Company's appeal is unsuccessful.

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

    Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but a Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16") supplements the guidance contained in AICPA Accounting Research Bulletin 51, "Consolidated Financial Statements", and in Statement of Financial Accounting Standards

No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("ARB 51/FAS 94"), about the conditions under which the Company's consolidated financial statements should include the financial position, results of operations and cash flows of subsidiaries which are less than wholly-owned along with those of the Company and its wholly-owned subsidiaries.

    In general, ARB 51/FAS 94 requires consolidation of all majority-owned subsidiaries except those for which control is temporary or does not rest with the majority owner. Under the ARB 51/FAS 94 approach, instances of control not resting with the majority owner were generally regarded to arise from such events as the legal reorganization or bankruptcy of the majority-owned subsidiary. EITF 96-16 expands the definition of instances in which control does not rest with the majority owner to include those where significant approval or veto rights, other than those which are merely protective of the minority shareholder's interest, are held by the minority shareholder or shareholders ("Substantive Participating Rights"). Substantive Participating Rights include, but are not limited to: (i) selecting, terminating and setting the compensation of management responsible for implementing the majority-owned subsidiary's policies and procedures and (ii) establishing operating and capital decisions of the majority-owned subsidiary, including budgets, in the ordinary course of business.

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

    The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Approximately 87% of the Company's mission critical systems have been remediated to a state of year 2000 readiness, with the remainder scheduled to be remediated by the end of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999.

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

    EXTERNAL RELATIONSHIPS. The Company also faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company has completed its inventory of External Relationships and risk rated each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The

Company is in the process of determining the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company is engaged in discussions with the third parties and is in the process of obtaining detailed information as to those parties' year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its External Relationships will be year 2000 ready.

    YEAR 2000 COSTS. Total costs incurred solely for remediation of potential year 2000 problems are currently estimated to be approximately $4.2 million in fiscal 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows. In addition, the Company estimates that it will accelerate approximately $6.3 million of capital expenditures that would have been budgeted for future periods into fiscal 1999 to ensure year 2000 readiness for outdated systems.

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

                           PART II--OTHER INFORMATION

ITEM 5.--OTHER INFORMATION

    On May 31, 1999, the Company announced that it was relocating its headquarters from Atlanta, Georgia to Columbia, Maryland. The address of the Company's principal executive offices is now 6950 Columbia Gateway Drive; Suite 400; Columbia, Maryland 21046.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
   NO.                                         DESCRIPTION OF EXHIBIT
---------  ----------------------------------------------------------------------------------------------
      2(a) Share Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical
           International, S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB Bure, and
           CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed with the
           Company's current report on Form 8-K, which was filed on April 14, 1999, and is incorporated herein by reference.
      2(b) Stock Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical
           International, S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB Bure, and
           Grogrunden 515 AB (a wholly owned subsidiary of Investment AB Bure), filed with the Company's current report on Form 8-K, which was filed on April 14, 1999, and is incorporated herein by reference.
      2(c) First Amendment to Share Purchase Agreement, dated April 2, 1999, by and among the Company,
           Charter Medical International, S.A., Inc. (a wholly owned subsidiary of the Company),
           Investment AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB
           Bure), filed with the Company's current report on Form 8-K, which was filed on April 14, 1999, and is incorporated herein by reference.
      2(d) First Amendment to Stock Purchase Agreement, dated April 8, 1999, by and among the Company,
           Charter Medical International, S.A., Inc. (a wholly owned subsidiary of the Company),
           Investment AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB
           Bure), filed with the Company's current report on Form 8-K, which was filed on April 14, 1999, and is incorporated herein by reference.
      4(a) Amendment No. 2, dated as of April 30, 1999, to the Credit Agreement dated as of February 12,
           1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase
           Manhattan Bank, as administrative agent.
      4(b) Investment Agreement, dated as of July 19, 1999, between the Company and TPG Magellan LLC together with the following exhibits: (i) form of Certificate of Designations of Series A
           Cumulative Convertible Preferred Stock; (ii) form of Certificate of Designations of Series B
           Cumulative Convertible Preferred Stock; (iii) form of Certificate of Designations of Series C
           Junior Participating Preferred Stock; and (iv) form of Escrow Agreement by and among The
           Company, TPG Magellan LLC and SunTrust Bank, Atlanta, as escrow agent, filed as exhibit 4.1 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.

 EXHIBIT
   NO.                                         DESCRIPTION OF EXHIBIT
---------  ----------------------------------------------------------------------------------------------
      4(c) Registration Rights Agreement, dated as of July 19, 1999, between the Company and TPG Magellan
           LLC, filed as exhibit 4.2 to the Company's current report on Form 8-K, which was filed on July
           21, 1999, and is incorporated herein by reference.

       27  Financial Data Schedule

    (b) Reports on Form 8-K

        The Company filed the following current report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1999.

                                                                    FINANCIAL
    DATE OF                                                         STATEMENTS
     REPORT                ITEM REPORTED AND DESCRIPTION              FILED
----------------  ------------------------------------------------  ----------
 April 14, 1999   Item 2. Disposition of Assets--Europe Sale         Yes (1)

(1) Unaudited Pro Forma Consolidated Balance Sheet at December 31, 1998; Unaudited Pro Forma Consolidated Statements of Operations for the fiscal year and for the three months ended September 30, 1998 and December 31, 1998, respectively.

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

                                          MAGELLAN HEALTH SERVICES, INC.
                                                   (Registrant)

        Date: August 13, 1999                /s/ CLIFFORD W. DONNELLY
                                       ------------------------------------
                                               Clifford W. Donnelly
                                           EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

        Date: August 13, 1999                 /s/ JEFFREY T. HUDKINS
                                       ------------------------------------
                                                Jeffrey T. Hudkins
                                           VICE PRESIDENT AND CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)