Form 10-K
period 1999-09-30
MAGELLAN HEALTH SERVICES INC
filed 1999-12-27
CIK 19411

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


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999


             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-6639

                         MAGELLAN HEALTH SERVICES, INC.


             (Exact name of registrant as specified in its charter)



               DELAWARE                      58-1076937
---------------------------------------  -------------------
    (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)       Identification No.)

      6950 COLUMBIA GATEWAY DRIVE
               SUITE 400
          COLUMBIA, MARYLAND                    21046
---------------------------------------  -------------------
    (Address of principal executive
               offices)                      (Zip Code)



       Registrant's telephone number, including area code: (410) 953-1000


                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                     WHICH REGISTERED
-------------------                                 ------------------------
Common Stock ($0.25 par value)                      New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /



    The aggregate market value of the voting stock held by non-affiliates of the registrant at November 30, 1999 was approximately $178 million.



    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /



    The number of shares of the registrant's common stock outstanding as of November 30, 1999 was 31,979,324.



    DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy materials on Schedule 14A relating to its annual meeting of stockholders on February 17, 2000 are incorporated by reference into Part III as set forth herein.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                               TABLE OF CONTENTS



                                                                                       PAGE
                                      PART I                                         --------
ITEM 1.                Business....................................................      2
ITEM 2.                Properties..................................................     27
ITEM 3.                Legal Proceedings...........................................     27
ITEM 4.                Submission of Matters to a Vote of Security Holders.........     29

                                      PART II

ITEM 5.                Market Price for Registrant's Common Equity and Related
                       Stockholder Matters.........................................     30
ITEM 6.                Selected Financial Data.....................................     30
ITEM 7.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...................................     32
ITEM 7A.               Quantitative and Qualitative Disclosures About Market
                       Risk........................................................     46
ITEM 8.                Financial Statements and Supplementary Data.................     46
ITEM 9.                Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure....................................     46

                                     PART III

ITEM 10.               Directors and Executive Officers of the Registrant..........     47
ITEM 11.               Executive Compensation......................................     47
ITEM 12.               Security Ownership of Certain Beneficial Owners and
                       Management..................................................     47
ITEM 13.               Certain Relationships and Related Transactions..............     47

                                      PART IV

ITEM 14.               Exhibits, Financial Statement Schedule and Reports on Form
                       8-K.........................................................     47

                                     PART I

ITEM 1. BUSINESS


    Magellan Health Services, Inc. (the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is a national healthcare company. The Company operates through three principal segments engaging in (i) the behavioral managed healthcare business, (ii) the human services business and
(iii) the specialty managed healthcare business. The Company's executive offices are located at Suite 400, 6950 Columbia Gateway Drive, Columbia, Maryland 21046, and its telephone number at that location is (410) 953-1000.


RECENT DEVELOPMENTS


    SALE OF EUROPEAN PROVIDER OPERATIONS. On April 9, 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million (before transaction costs of approximately
$2.5 million) which resulted in a non-recurring gain of approximately
$23.9 million before provision for income taxes.



    The Company used approximately $38.2 million of the net proceeds to make a mandatory unscheduled principal payment on indebtedness outstanding under the Term Loan Facility (as defined). The remaining proceeds were used to reduce borrowings outstanding under the Revolving Facility (as defined).



    TPG INVESTMENT. On July 19, 1999, the Company entered into a definitive agreement to issue approximately $75.4 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment"). On December 15, 1999, the Company and TPG amended and restated the definitive agreement and consummated the TPG Investment.



    Pursuant to the amended and restated definitive agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase an additional approximately $21.0 million of Series A Preferred Stock. Net proceeds from issuance of the Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility (as defined) with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time into approximately 6.3 million shares of the Company's common stock at a conversion price of $9.375 per share and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Options will expire unless exercised by June 15, 2002. TPG may exercise the Options in whole or in part. The Company may, under certain circumstances, require TPG to exercise the Options. The terms of the shares of Series A Preferred Stock issuable pursuant to the Options are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment.



    TPG has three representatives on the Company's twelve-member Board of Directors.



    The issuance of common stock in respect of accrued and unpaid dividend obligations on the Series A Preferred Stock and the issuance of common stock underlying the Options are subject to approval by the Company's stockholders. The Company intends to seek such approval no later than the next annual meeting of its stockholders, which is expected to be held on February 17, 2000.



    DISPOSITION OF HEALTHCARE PROVIDER AND FRANCHISING BUSINESSES. On September 10, 1999, the Company consummated the transfer of certain assets and other interests pursuant to a Letter Agreement dated

August 10, 1999 with Crescent Real Estate Equities ("Crescent"), Crescent Operating, Inc. ("COI") and Charter Behavioral Health Systems, LLC ("CBHS"). The transfer effected the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS Transactions"). The terms of the CBHS Transactions are summarized as follows:



    - CBHS redeemed 80% of the Company's CBHS common interest and all of its CBHS preferred interest, leaving the Company with a 10% non-voting common interest in CBHS.



    - The Company agreed to transfer to CBHS its interests in five of its six hospital-based joint ventures ("Provider JVs") and related real estate as soon as practicable.



    - The Company transferred to CBHS the right to receive approximately
      $7.1 million from Crescent for the sale of two psychiatric hospitals that were acquired by the Company (and leased to CBHS) in connection with CBHS' acquisition of certain businesses from Ramsay Healthcare, Inc. in fiscal 1998.



    - The Company forgave receivables due from CBHS of approximately
      $3.3 million for payments received by CBHS for patient services prior to the formation of CBHS on June 17, 1997. The receivables related primarily to patient stays that "straddled" the formation date of CBHS.



    - The Company agreed to pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date.



    - CBHS agreed to indemnify the Company for 20% of up to the first
      $50 million (i.e., $10 million) for expenses, liabilities and settlements related to government investigations for events that occurred prior to June 17, 1997 (the "CBHS Indemnification"). CBHS will be required to pay the Company a maximum of $500,000 per year under the CBHS Indemnification.



    - Crescent, COI, CBHS and Magellan provided each other with mutual releases of claims among all of the parties with respect to the original transactions that effected the formation of CBHS and the operation of CBHS since June 17, 1997 with certain specified exceptions.



    - The Company transferred certain other real estate and interests related to the healthcare provider business to CBHS.



    - The Company transferred its healthcare franchising interests, which included Charter Advantage, LLC, the Charter call center operation, the Charter name and related intellectual property to CBHS. The Company has been released from performing any further franchise services or incurring future franchising expenses.



    - The Company forgave prepaid call center management fees of approximately $2.7 million.



    - The Company forgave unpaid franchise fees of approximately $115 million.



    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represents the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million (primarily non-cash), in the fourth quarter of fiscal 1999.


HISTORY




    OVERVIEW Prior to June 1997, the Company derived the majority of its revenue and earnings from providing behavioral healthcare services in an inpatient setting. Payments from third-party payors are the principal source of revenue for most healthcare providers. In the early 1990's, many third-party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. As a result, third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which, until June 1997, was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs as the principal cost control measure of third party payors.



    Prior to the first quarter of fiscal 1996, the Company was not engaged in the behavioral managed healthcare business. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring Health Services, Inc. ("Green Spring"), a managed care company specializing in mental health and substance abuse/dependence services. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavioral managed healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its behavorial managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care.



    Subsequent to the Company's acquisition of Green Spring, the growth of the behavioral managed healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million at the end of calendar 1995 to 21.1 million at the end of calendar 1997, a compound annual growth rate of over 32%. While growth in the industry was accelerating, the behavioral managed healthcare industry also began to consolidate. The Company concluded that this consolidation presented an opportunity for it to increase its participation in the behavioral managed healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion of its behavioral managed healthcare business.



    The Company took a significant step toward implementing this strategy during fiscal 1997, when it sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and COI, an affiliate of Crescent, formed CBHS to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transfered to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the equity of CBHS was owned by COI.



    The Cresent Transactions provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy of expanding its managed care operations. The Company used the proceeds to finance the acquisitions of HAI (as defined) and Allied (as defined) in December 1997 and further implemented its business strategy through the Merit (as defined) acquisition (collectively, the "Managed Care Acquisitions"). A summary of the Managed Care Acquisitions and related transactions are as follows:



    HUMAN AFFAIRS INTERNATIONAL, INCORPORATED ACQUISITION. On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/U.S. Healthcare ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five year period subsequent to closing. The amount and timing of the payments will be contingent upon net increases in the number of

HAI's covered lives in specified products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."



    ALLIED HEALTH GROUP, INC. ACQUISITION. On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain of its affiliates ("Allied"). Allied provides specialty managed care products, including risk-based products and administrative services to a variety of insurance companies and other customers, including Prudential and Cigna. The Company paid approximately $54.5 million for Allied. The Company may be required to make additional contingent payments to the former owners of Allied depending on Allied's future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."



    MERIT ACQUISITION. On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit managed behavioral healthcare programs across all segments of the healthcare industry, including health maintenance organizations ("HMO's"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs.



    In connection with the consummation of the Merit acquisition, the Company consummated certain related transactions (together with the Merit acquisition, collectively, the "Transactions"), as follows: (i) the Company terminated its existing credit agreement (the "Magellan Existing Credit Agreement"); (ii) the Company repaid all loans outstanding pursuant to and terminated Merit's existing credit agreement (the "Merit Existing Credit Agreement") (the Magellan Existing Credit Agreement and the Merit Existing Credit Agreement are hereinafter referred to as the "Existing Credit Agreements"); (iii) the Company consummated a tender offer for its 11 1/4% Series A Senior Subordinated Notes due 2004 (the "Magellan Outstanding Notes"); (iv) Merit consummated a tender offer for its 11 1/2% Senior Subordinated Notes due 2005 (the "Merit Outstanding Notes") (the Magellan Outstanding Notes and the Merit Outstanding Notes are hereinafter referred to collectively as the "Outstanding Notes" and such tender offers are hereinafter referred to collectively as the "Debt Tender Offers"); (v) the Company entered into a new senior secured bank credit agreement (the "Credit Agreement"), providing for a revolving credit facility (the "Revolving Facility") and a term loan facility (the "Term Loan Facility") which provides for borrowings of up to $700 million; and (vi) the Company issued the 9%
Series A Senior Subordinated Notes due 2008 (the "Notes") pursuant to an indenture which governs the Notes ("Indenture").



    The following table sets forth the sources and uses of funds for the Transactions (in millions):



        SOURCES:
        Cash and cash equivalents...................................     $   59.3
        Credit Agreement:
          Revolving Facility(1).....................................         20.0
          Term Loan Facility........................................        550.0
        The Notes...................................................        625.0
                                                                         --------
            Total sources...........................................     $1,254.3
                                                                         ========
        USES:
        Direct Cash Merger Consideration............................     $  448.9
        Repayment of Merit Existing Credit Agreement(2).............        196.4
        Purchase of Magellan Outstanding Notes(3)...................        432.1
        Purchase of Merit Outstanding Notes(4)......................        121.6
        Transaction costs(5)........................................         55.3
                                                                         --------
            Total uses..............................................     $1,254.3
                                                                         ========


       -------------------------------


       (1) The Revolving Facility provides for borrowings of up to $150.0 million.

       (2) Includes principal amount of $193.7 million and accrued interest of $2.7 million.



       (3) Includes principal amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.



       (4) Includes principal amount of $100.0 million, tender premium of $18.8 million and accrued interest of $2.8 million.



       (5) Transaction costs include, among other things, costs paid at closing associated with the debt tender offers, the Notes offering, the Merit acquisition and the Credit Agreement.



    DISPOSITION OF PROVIDER AND FRANCHISE OPERATIONS. The Company completed its exit from the healthcare provider and franchising businesses during fiscal 1999. In April 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million and, in September 1999, the Company consummated the CBHS Transactions.


INDUSTRY

OVERVIEW


    Behavioral healthcare costs have increased significantly in the United States in recent years. According to industry sources, direct medical costs of behavioral health problems, combined with certain indirect costs, were conservatively estimated at more than $160.0 billion in 1990, the latest year for which statistics are available. In addition, according to industry sources, in 1994 (the most recent year for which such information was available), direct behavioral healthcare services treatment costs amounted to approximately $82.0 billion, or approximately 8% of total healthcare industry spending. These direct costs have grown, in part, as society has begun to recognize and address behavioral health concerns and employers have realized that rehabilitation of employees suffering from substance abuse and relatively mild mental health problems can reduce losses due to absenteeism and decreased productivity.



    In response to these escalating costs, behavioral managed healthcare companies such as Green Spring, HAI and Merit were formed. Behavorial managed healthcare companies focus on care management techniques with the goal of arranging for the provision of an appropriate level of care in a cost-efficient and effective manner by improving early access to care and assuring an effective match between the patient and the behavioral healthcare provider's specialty. As the growth of behavioral managed healthcare has increased, there has been a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.



    According to an industry trade publication entitled "Open Minds Year Book of Managed Behavioral Health Market Share in the United States 1999-2000" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "OPEN MINDS"), as of January 1999, approximately 176.8 million beneficiaries were covered by some form of behavioral managed healthcare plan and an additional
18.8 million beneficiaries were enrolled in internally-managed behavioral healthcare programs within HMOs. The number of covered beneficiaries has grown from approximately 86.3 million beneficiaries in 1993 to approximately
176.8 million as of January 1999, representing an approximate 13% compound annual growth rate since 1993. In addition, according to OPEN MINDS, beneficiaries covered under risk-based programs are growing even more rapidly, from approximately 13.6 million as of January 1993 to approximately
49.0 million as of January 1999, representing a compound annual growth rate of over 25%. OPEN MINDS estimates that the revenues of behavioral managed healthcare companies totaled approximately $4.4 billion in 1999.

    OPEN MINDS divides the managed behavioral healthcare industry as of January 1999 into the following categories of care, based on services provided, extent of care management and level of risk assumption:



                                                           BENEFICIARIES   PERCENT
CATEGORY OF CARE                                           (IN MILLIONS)   OF TOTAL
----------------                                           -------------   --------
Utilization Review/Care Management Programs..............       35.1         19.9%
Risk-Based Network Products..............................       49.0         27.7
Non-Risk-Based Network Products..........................       36.7         20.8
EAPs.....................................................       41.8         23.6
Integrated Programs......................................       14.2          8.0
                                                               -----        -----
        Total............................................      176.8        100.0%
                                                               =====        =====


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


    UTILIZATION REVIEW/CARE MANAGEMENT PRODUCTS. Under utilization review/care management products, a managed behavioral healthcare company manages and often arranges for treatment, but does not maintain a network of providers or assume any of the responsibility for the cost of providing treatment services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as it is defined by OPEN MINDS) as administrative services only ("ASO") products. The Company does not expect this segment of the industry to experience significant growth.


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


    RISK-BASED NETWORK PRODUCTS. Under risk-based network products, the behavioral managed healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services. Most of these programs have payment arrangements in which the managed care company agrees to arrange for services in exchange for a fixed fee per member per month that varies depending on the profile of the beneficiary population or otherwise shares the responsibility for arranging for all or some portion of the treatment services at a specific cost per person. Under these products, the behavioral managed healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care. Therefore, the behavioral managed healthcare company must contract with, credential and manage a network of specialized providers and facilities that covers the complete continuum of care. The behavioral managed healthcare company must also see that the appropriate level of care is delivered in the appropriate setting. Given the ability of payors of behavioral healthcare benefits to reduce their risk with respect to the cost of treatment services through risk-based network products while continuing to provide access to high quality care, this market segment has grown rapidly in recent years. In addition to the expected growth in total beneficiaries covered under behavioral managed healthcare products, this shift of beneficiaries into risk-based network products should further contribute to revenue growth for the behavioral managed healthcare industry because such contracts generate significantly higher revenue than ASO contracts. The higher revenue is intended to compensate the behavioral managed healthcare company for bearing the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by OPEN MINDS.


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


    RISK-BASED PRODUCTS. According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 13.6 million covered lives in 1993 to approximately 49.0 million covered lives in 1999, a compound annual growth rate of over 25%. Despite this growth, only approximately 27.7% of total managed behavioral healthcare covered lives were enrolled in risk-based products as of January 1999. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring an appropriate level of access to care. Risk-based products can generate significantly greater revenue per covered life than other non-risk product types. According to the OPEN MINDS survey, risk-based products account for approximately one-half of total managed behavioral healthcare industry revenue, but, as stated above, accounted for only approximately 27.7% of total covered lives as of January 1999. During fiscal 1999, risk-based products accounted for approximately 75.2% of the Company's behavorial managed healthcare revenue and represented approximately 28.9% of covered lives as of September 30, 1999. See "Cautionary Statements--Risk-Based Products."



    MEDICAID. Medicaid is a joint state and federal program to provide healthcare benefits to low income individuals, including welfare recipients. According to the Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA"), federal and state Medicaid spending increased from $75.4 billion in 1990 to an estimated $159.9 billion in 1997, at an average annual rate almost twice as fast as the annual increase in overall healthcare spending. Furthermore, according to HCFA, from 1991 to 1996 the number of Medicaid beneficiaries covered under full managed contracts grew at a compound annual rate of approximately 40% per year. The Company expects that the Balanced Budget Act of 1997 (the "Budget Act") will slow the growth of Medicaid spending by accelerating the trend of state Medicaid programs toward shifting beneficiaries into managed care programs in order to control rising costs.



    Despite the recent increase in managed care enrollment of Medicaid beneficiaries, Medicaid managed care enrollment as a percentage of all Medicaid beneficiaries remains small. As of June 1996, according to the National Institute for Health Care Management, only approximately 35% of all Medicaid beneficiaries were enrolled in some form of managed care program, and less than 7% were enrolled in risk-based programs. The Company expects the number of Medicaid recipients enrolled in managed behavioral healthcare programs to increase through two avenues: (i) subcontracts with HMOs and (ii) direct contracts with state agencies. As HMOs increase their penetration of the Medicaid market, the Company expects that many HMOs will continue to (or begin to) subcontract with behavioral managed healthcare companies to provide services for Medicaid beneficiaries. State agencies have also begun to contract directly with behavioral managed healthcare companies to provide behavioral healthcare services to their Medicaid beneficiaries. Iowa, Massachusetts, Nebraska, Maryland, Pennsylvania, Tennessee and Montana are examples of states that have decided to "carve out" behavioral healthcare from their overall Medicaid managed care programs and have contracted or are expected to contract directly with behavioral managed healthcare companies to provide such services. The Company expects that the Budget Act will accelerate the trend of states contracting directly with behavioral managed healthcare companies. During fiscal 1999, Medicaid programs accounted for approximately 27.3% of the Company's behavorial managed healthcare revenue and represented approximately 4.4% of covered lives as of September 30, 1999. A majority of the Company's Medicaid contracts are risk-based. See "Cautionary Statements--Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "--Risk-Based Products" and "Business--Regulation--Budget Act."

COMPANY OVERVIEW

GENERAL


    According to enrollment data reported in OPEN MINDS, the Company is the nation's largest provider of behavioral managed healthcare services. As of September 30, 1999, the Company had approximately 66.4 million covered lives under behavioral managed healthcare contracts and managed behavioral healthcare programs for approximately 3,500 customers. Through its current network of over 40,000 providers and 5,000 treatment facilities, the Company manages behavioral healthcare programs for HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. The Company believes it has the largest and most comprehensive behavioral healthcare provider network in the United States. In addition to the Company's behavioral managed healthcare segment, the Company offers specialty managed care products related to the management of certain chronic medical conditions. The Company also offers a broad continuum of human services to 6,444 individuals who receive healthcare benefits funded by state and local governmental agencies through National Mentor, Inc. ("Mentor"), its wholly-owned human services provider.


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


    The Company conducts operations in three business segments: (i) behavioral managed healthcare, (ii) human services and (iii) specialty managed healthcare. The following describes the Company's three business segments:



    BEHAVIORAL MANAGED HEALTHCARE. The behavioral managed healthcare segment is the Company's primary operating segment. The Company's behavioral managed healthcare operations are organized around three customer segments: (i) the Health Plan Division, focusing on the needs of health insurance plans and HMO's and their members; (ii) the Workplace Division, focusing on self-insured employers and labor unions and their employees and dependants; and (iii) the Public Sector Division, focusing on the needs of public purchasers of behavioral healthcare services and their constituents.



    HUMAN SERVICES. The Company's human services business provided specialty home-based behavioral healthcare services through Mentor, to approximately 6,444 individuals in 181 programs in 22 states as of September 30, 1999. Mentor was founded in 1983 and was acquired by the Company in January 1995. Mentor's services include specialty home-based behavioral healthcare services, which feature individualized home and community-based health and human services delivered in highly structured and professionally monitored family environments or "mentor" homes. The mentor homes serve clients with chronic behavioral disorders and disabilities requiring long-term care, including children and adolescents with behavioral problems, individuals with mental retardation or developmental disabilities, and individuals with neurological impairment or other medical and behavioral frailties. Mentor also provides various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.



    SPECIALTY MANAGED HEALTHCARE. The Company's specialty managed healthcare business provides specialty risk-based products and administrative services to a variety of health insurance companies and other customers, including Prudential, Cigna and HIP of New York and Florida. The specialty managed healthcare operations focus on the needs of health plans to manage their specialty care networks and disease management programs in areas such as diabetes, asthma, oncology and cardiology.


BUSINESS STRATEGY


    INCREASE ENROLLMENT IN BEHAVIORAL MANAGED HEALTHCARE PRODUCTS. The Company believes it has an opportunity to increase covered lives in all its behavioral managed healthcare products. The Company believes it will increase ASO and EAP covered lives with further penetration of large corporate, HMO and insurance customers. The Company also believes that it has an opportunity to increase revenues, earnings and cash flows from operations by increasing lives covered by its risk-based products in all customer segments. The Company is the industry's leading provider of risk-based products, according to data reported by OPEN MINDS, and believes that it may benefit from the continuing shift to risk-based products. According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 13.6 million in 1993 to approximately 49.0 million as of January 1999, representing a compound annual growth rate of over 25%. Despite this growth, only approximately 27.7% of total behavioral managed healthcare enrollees were in risk-based products as of January 1999. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their cost of providing behavioral healthcare while ensuring a high quality of care and an appropriate level of access to care. The Company believes enrollment in its risk-based products will increase through growth in new covered lives and through the transition of covered lives in ASO and EAP products to higher revenue risk-based products. There are certain risks associated with increased enrollment in risk-based products. See "Cautionary Statements--Risk-Based Products."



    PURSUE ADDITIONAL SPECIALTY MANAGED HEALTHCARE OPPORTUNITIES. The Company believes that significant demand exists for specialty managed healthcare products related to the management of certain chronic conditions. The Company believes its large number of covered lives, information systems infrastructure and experience in managing behavioral healthcare programs position the Company to provide customers with specialty managed healthcare products. In addition, the Company may attempt to expand its specialty managed care product offerings by pursuing strategic acquisitions. The Company may be unable to fully execute its acquisition strategy due to possible financial and liquidity concerns. See "Cautionary Statements--Leverage and Debt Service Obligations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."



    EXPANSION OF HUMAN SERVICES GEOGRAPHIC COVERAGE AND PRODUCT MIX. The human services industry is a very fragmented, $100 billion industry that continues to be consolidated by a few competitors. The Company believes continued growth will result from its ability to increase its geographic coverage through strategic acquisitions as well as leveraging its human services product offerings on a nationwide basis. The Company may be unable to fully execute its acquisition strategy due to possible financial and liquidity concerns. See "Cautionary Statements--Leverage and Debt Service Obligations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."

BEHAVIORAL MANAGED HEALTHCARE PRODUCTS AND SERVICES


    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1998 and 1999 and revenue for fiscal 1998 and 1999 for the types of behavioral managed healthcare programs offered by the Company:



PROGRAMS                                                 COVERED LIVES   PERCENT    REVENUE    PERCENT
--------                                                 -------------   --------   --------   --------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
1998
Risk-Based Products....................................      18.6          30.2%    $  773.3     75.4%
EAP, ASO and other products............................      43.0          69.8        252.9     24.6
                                                             ----         -----     --------    -----
    Total..............................................      61.6         100.0%    $1,026.2    100.0%
                                                             ====         =====     ========    =====
1999
Risk-Based Products....................................      19.2          28.9%    $1,115.3     75.2%
EAP, ASO and other products............................      47.2          71.1        367.9     24.8
                                                             ----         -----     --------    -----
    Total..............................................      66.4         100.0%    $1,483.2    100.0%
                                                             ====         =====     ========    =====



The number of the Company's covered lives fluctuates based on the number of the Company's customer contracts and as employee, HMO and insurance company subscriber and government program enrollee populations change from time to time.



    RISK-BASED PRODUCTS. Under the Company's risk-based products, the Company typically arranges for the provision of a full range of outpatient, intermediate and inpatient treatment services to beneficiaries of its customers' healthcare benefit plans, primarily through arrangements in which the Company assumes all of the responsibility for the cost of providing such services in exchange for a per member per month fee. The Company's experience with risk-based contracts covering a large number of lives has given it a broad base of data from which to analyze utilization rates. The Company believes that this broad database permits it to estimate utilization trends and costs more accurately than many of its competitors, which allows it to bid effectively. The Company believes that its experience has also allowed it to develop effective measures for managing the cost of providing a unit of care to its covered lives. The Company has developed or acquired clinical protocols, which permit it to assist its network providers to administer effective treatment in a cost efficient manner, and claims management technology, which permits the Company to reduce the cost of processing claims. The Company's care managers are an essential element in its provision of cost-effective care. Care managers, in consultation with treating professionals, and using the Company's clinical protocols, authorize an appropriate level and intensity of services that can be delivered in a cost-efficient manner.


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

BEHAVIORAL MANAGED HEALTHCARE CUSTOMERS


    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1998 and 1999 and revenue for fiscal 1998 and 1999 in each of the Company's market segments described below:



MARKET                                                   COVERED LIVES   PERCENT    REVENUE    PERCENT
------                                                   -------------   --------   --------   --------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
1998
Workplace (Corporations and Labor Unions)..............      22.8          37.0%    $  165.3     16.1%
Health Plans...........................................      35.4          57.5        625.3     60.9
Public Sector (Primarily Medicaid).....................       3.4           5.5        235.6     23.0
                                                             ----         -----     --------    -----
    Total..............................................      61.6         100.0%    $1,026.2    100.0%
                                                             ====         =====     ========    =====
1999
Workplace (Corporations and Labor Unions)..............      27.0          40.7%    $  252.8     17.1%
Health Plans...........................................      36.5          54.9        824.9     55.6
Public Sector (Primarily Medicaid).....................       2.9           4.4        405.5     27.3
                                                             ----         -----     --------    -----
    Total..............................................      66.4         100.0%    $1,483.2    100.0%
                                                             ====         =====     ========    =====



    CORPORATIONS AND LABOR UNIONS. Corporations and, to a lesser extent, labor unions, account for a large number of the Company's contracts to provide behavioral managed healthcare services and, in particular, EAP and integrated EAP/managed care services. The Company has structured a variety of fee arrangements with corporate customers to cover all or a portion of the responsibility of the cost of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis. Management believes the corporate market is an area of potential growth for the Company, as corporations are anticipated to increase their utilization of behavioral managed healthcare services. In an effort to increase penetration of the corporate market, the Company intends to build upon its experience in managing programs for large corporate customers (such as IBM, Federal Express and AT&T) and to market integrated programs to existing EAP customers and other prospective corporate clients.



    HEALTH PLANS. The Company is a leader in the HMO market, providing behavioral managed healthcare services to HMO beneficiaries. HMO contracts are full, limited or shared risk contracts in which the Company generally accepts a fixed fee per member per month from the HMO in exchange for arranging for a full or specified range of behavioral healthcare services for a specific portion of the HMO's beneficiaries. Although certain large HMOs provide their own behavioral managed healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company anticipates that its business with HMOs will continue to grow. The Company is also the nation's leading provider of behavioral managed healthcare services to Blue Cross/Blue Shield organizations, serving 35 such organizations as of September 30, 1999.

    PUBLIC SECTOR. The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with behavioral managed healthcare organizations, such as the Company, for behavioral healthcare services. The Company also expects that other states will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with behavioral managed healthcare companies such as the Company. See "Industry--Areas of Growth," "Cautionary Statements--Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "Cautionary Statements--Regulation--Other Proposed Legislation."


BEHAVIORAL MANAGED HEALTHCARE CONTRACTS


    The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. See "Cautionary Statements--Risk Based Programs" and "Cautionary Statements--Reliance on Customer Contracts."



    The specific terms of the Company's contracts are determined by whether the contracts are for risk-based, EAP, integrated or ASO products. Risk-based, EAP and ASO contracts provide for payment of a per member per month fee to the Company. The Company's billing arrangements for integrated products vary on a case by case basis.


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


    As of September 30, 1999, the Company had contractual arrangements covering over 40,000 individual third-party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements.

    As of September 30, 1999, the Company's behavorial managed healthcare network included contractual arrangements with approximately 5,000 third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities, and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility owner upon 30 to 120 days notice.


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

    The Company believes it benefits from the competitive strengths described below:


    INDUSTRY LEADERSHIP. The Company is the largest provider of behavioral managed healthcare services in the United States, according to enrollment data reported in OPEN MINDS. The Company believes, based on data reported in OPEN MINDS, that it also now has the number one market position in each of the major product markets in which it competes. The Company believes its position will enhance its ability to: (i) provide a consistent level of high quality service on a nationwide basis; (ii) enter into agreements with behavioral healthcare providers that allow it to control healthcare costs for its customers; and
(iii) market its behavioral managed care products to large corporate, HMO and health insurance customers, which, the Company believes, increasingly prefer to be serviced by a single-source provider on a national basis. See "Cautionary Statements--Highly Competitive Industry and --Reliance on Customer Contracts" for a discussion of the risks associated with the highly competitive nature of the behavioral managed healthcare industry and the Company's reliance on contracts with payors of behavioral healthcare benefits, respectively.

    BROAD PRODUCT OFFERING AND NATIONWIDE PROVIDER NETWORK. The Company offers behavioral managed care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's provider network encompasses over 40,000 providers and nearly 5,000 treatment facilities in all 50 states. The Company believes that the combination of its product offerings and its provider network allows the Company to meet its customers needs for behavioral managed healthcare on a nationwide basis, and positions the Company to capture incremental revenue opportunities resulting from the continued growth of the behavioral managed healthcare industry and the continued migration of its customers from ASO and EAP products to higher revenue risk-based products. See "Cautionary Statements--Risk-Based Products" for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.



    BROAD BASE OF CUSTOMER RELATIONSHIPS. The Company believes that the breadth of its customer relationships are attributable to the Company's broad product offerings, nationwide provider network, commitment to quality care and ability to manage behavioral healthcare costs effectively. The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna and Humana; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies through commercial, Medicaid and other programs; and (v) the federal government through contracts with CHAMPUS and the U.S. Postal Service. This broad base of customer relationships provides the Company with stable and diverse sources of revenue, earnings and cash flows and an established base from which to continue to increase covered lives and revenue. See "Cautionary Statements--Reliance on Customer Contracts" for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.



    PROVEN RISK MANAGEMENT EXPERIENCE.  The Company had approximately
19.2 million covered lives under risk-based contracts at September 30, 1999, making it the nation's industry leader in at-risk behavioral managed healthcare products, based on data reported in OPEN MINDS. The Company's experience with risk-based products covering a large number of lives has given it a broad base of data from which to analyze utilization rates. The Company believes that this broad database permits it to estimate utilization trends and costs more accurately than many of its competitors, which allows it to bid effectively. The Company believes that its experience has also allowed it to develop effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims management technology, which permits the Company to reduce the cost of processing claims.


INSURANCE


    The Company maintains a general and professional liability insurance policy with an unaffiliated insurer. The policy is written on an "occurrence" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention, for a three-year policy period ending June 2001.

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



    The Company believes its operations are structured to comply with applicable laws and regulations in all material respects and that it has received all licenses and approvals that are material to the operation of its business. However, regulation of the managed healthcare industry is evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/ or regulation.


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


    There is a trend among states to require licensure or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensure requirements are preempted by the Employee Retirement Income Security Act of 1974, as amended, ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.


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


    OTHER PROPOSED LEGISLATION. In the last five years, legislation has periodically been introduced at the state and federal level providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs. Any such legislation, if enacted, could materially adversely affect the Company's business, financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in or recently passed by state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.



CAUTIONARY STATEMENTS



    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act")
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth below.



    LEVERAGE AND DEBT SERVICE OBLIGATIONS The Company is currently highly leveraged, with indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 1999, the Company's aggregate outstanding indebtedness was approximately $1.14 billion and the Company's stockholders' equity was approximately $196.7 million. The Credit Agreement and the Indenture permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations.

    The Company's high degree of leverage could have important consequences to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (v) the Company's high degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or in the event of adverse changes in the regulatory environment or other adverse circumstances applicable to the Company.


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


    In addition, because the Company's obligations under the Credit Agreement bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Results of Operations."



    RESTRICTIVE FINANCING COVENANTS The Credit Agreement and the Indenture contain a number of covenants that restrict the operations of the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth test, a maximum senior debt ratio and a minimum "EBITDA" test (as defined in the Credit Agreement, as amended). There can be no assurance that the Company will be able to comply with such covenants, ratios and tests in the future. The Company's ability to comply with such covenants, ratios and tests may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants, ratios or tests could result in a default under the Credit Agreement that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to prevent the Company from paying principal, premium, interest or other amounts due on any or all of the Notes until the default is cured or all senior indebtedness is paid or satisfied in full. Furthermore, the commitments of the lenders under the Credit Agreement to make further extensions of credit thereunder could be terminated. If the Company were unable to repay all amounts accelerated, the lenders could proceed against the subsidiary guarantors and the collateral securing the Company's and the subsidiary guarantors' obligations pursuant to the Credit Agreement. If the indebtedness outstanding pursuant to the Credit Agreement were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the other indebtedness of the Company. The value of the Company's common stock would be adversely affected if the Company were unable to repay such indebtedness.

    RISK-BASED PRODUCTS Revenues under risk-based contracts are the primary source of the Company's revenue from its behavioral managed healthcare business. Such revenues accounted for approximately 59.6% of the Company's total revenue and approximately 75.2% of its behavioral managed healthcare revenue in fiscal 1999. Under a risk-based contract, the Company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services to a specified beneficiary population in exchange, generally, for a fixed fee per member per month. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. If the aggregate cost of behavioral healthcare treatment services provided to a given beneficiary population in a given period exceeds the aggregate of the per member per month fees received by the Company with respect to the beneficiary population in such period, the Company will incur a loss with respect to such beneficiary population during such period. Furthermore, the Company may be required to pay during any period amounts with respect to behavioral healthcare treatment services provided to a given beneficiary population that exceed per member per month fees received with respect to such beneficiary population during the same period. There can be no assurance that the Company's assumptions as to service utilization rates and costs will accurately and adequately reflect actual utilization rates and costs, nor can there be any assurance that increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, will not cause expenses associated with such contracts to exceed the Company's revenue for such contracts. In addition, there can be no assurance that adjustments will not be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 1 to the audited consolidated financial statements of the Company included elsewhere herein. The Company expects to attempt to increase membership in its risk-based products. If the Company is successful in this regard, the Company's exposure to potential losses from its risk-based products will also be increased. Furthermore, certain of such contracts and certain state regulations limit the profits that may be earned by the Company on risk-based business and may require refunds if the loss experience is more favorable than that originally anticipated. Such contracts and regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that it can meet its obligations under such contracts. As of September 30, 1999, the Company had restricted cash and investments of $116.8 million pursuant to such contracts and regulations. Such amounts will not be available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-based products to pay dividends to the Company. Certain state regulations relating to the licensing of insurance companies may also adversely affect the Company's risk-based business. See "--Regulation." Although experience varies on a contract-by-contract basis, historically, the Company's risk-based contracts have been profitable. However, the degree of profitability varies significantly from contract to contract. For example, the Company's Medicaid contracts with governmental entities generally tend to have direct profit margins that are lower than the Company's other contracts. The most significant factor affecting the profitability of risk-based contracts is the ability to control direct service costs in relation to contract pricing.



    RELIANCE ON CUSTOMER CONTRACTS Approximately 79.2% of the Company's revenue in fiscal 1999 was derived from contracts with payors of behavioral healthcare benefits. The Company's behavioral managed healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest behavioral managed healthcare customers accounted for approximately 57.5% of the Company's behavioral managed healthcare revenue for fiscal 1999. The Company's contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program represented approximately 14.4% of the Company's behavioral managed healthcare revenue and approximately 11.4% of the Company's consolidated revenue in fiscal 1999. The Company's managed behavioral contracts and specialty managed care contracts with Aetna, including Nylcare and Prudential, which were acquired by Aetna in July 1998 and August 1999, respectively, represented approximately 15.9% and 29.3% of the Company's behavioral managed healthcare revenue and specialty managed healthcare revenue, respectively, and approximately 15.7% of the Company's consolidated revenue in fiscal 1999. There can be no assurance that such contracts will be extended or successfully renegotiated or that the terms of any new contracts will be comparable to those of existing contracts. Loss of all of these contracts or customers would, and loss of any one of these customers could, have a material adverse effect on the Company. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract.


    DEPENDENCE ON GOVERNMENT SPENDING FOR MANAGED HEALTHCARE; POSSIBLE IMPACT OF HEALTHCARE REFORM A significant portion of the Company's managed care revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and there can be no assurance that future regulations or legislation will not have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Industry-- Areas of Growth" and "Business--Business Strategy."


    The House of Representatives of the U.S. Congress recently passed the Norwood-Dingell bill which would (if it or similar legislation became law), among other things, place limits on health care plans methods of operations, limit employers' and health care plans' ability to define medical necessity and permit employers and health care plans to be sued in state courts for coverage determinations. It is uncertain whether the Company could recoup, through higher premiums or other measures, the increased costs of federally mandated benefits or other increased costs caused by such legislation or similar legislation. The Company cannot predict the effect of this legislation, or other legislation that may be adopted by Congress, and no assurance can be given that such legislation will not have an adverse effect on the Company.


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


    Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Corporations ("DOC") imposed certain restrictions on the Company in connection with its issuance of an approval of the Company's acquisitions of HAI and Merit, including restrictions on the ability of the California subsidiaries of HAI and Merit to fund the Company's operations in other states and on the ability of the Company to make certain operational changes with respect to HAI and Merit California subsidiaries.



    In addition, utilization review and TPA activities conducted by the Company are regulated by many states, which states impose requirements upon the Company that increase its business costs. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA, and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states. See "Business--Regulation--Insurance, HMO, and PPO Activities" and "--Utilization Review and Third-Party Administrator Activities."


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


    RISKS RELATED TO AMORTIZATION OF INTANGIBLE ASSETS The Company's total assets at September 30, 1999 reflect intangible assets of approximately $1.27 billion. At September 30, 1999, net intangible assets were 67.3% of total assets and 643.8% of total stockholders' equity. Intangible assets include goodwill of approximately $1.11 billion, which is amortized over 25 to 40 years, and other identifiable intangible assets (primarily customer lists, provider networks and treatment protocols) of approximately $158.3 million that are amortized over 4 to 30 years. The amortization periods used by the Company may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on the prospects of acquired companies. There can be no assurance that the value of such assets will ever be realized by the Company. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect the Company's results of operations. A write-off of intangible assets could become necessary if the anticipated undiscounted cash flows of an acquired company do not support the carrying value of long-lived assets, including intangible assets. At present, no evidence exists that would indicate impairment losses may be necessary in future periods.



    PROFESSIONAL LIABILITY; INSURANCE The management and administration of the delivery of behavioral and specialty managed healthcare services, like other healthcare services, entail significant risks of liability. The Company is regularly subject to lawsuits alleging malpractice and related legal theories, some of which involve situations in which participants in the Company's behavioral programs have committed suicide. The Company is also subject to claims of professional liability for alleged negligence in performing utilization review activities, as well as for acts and omissions of independent contractors participating in the Company's third-party provider networks. The Company is subject to claims for the costs of services for which payment was denied. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, or that one or more lawsuits will not have a material adverse effect on the Company in the future.



    Recently, certain managed healthcare companies have been targeted as defendants in several national class action lawsuits regarding their business practices. These class action complaints include (i) inadequate disclosure of provider compensation arrangements to members, (ii) misrepresentation and omissions in advertising and health plan materials and (iii) concealment of information from health plan members used to determine what claims will be paid, procedures to determine medical necessity and procedures to determine the extent and type of coverage. The Company believes that these national class action lawsuits are part of a trend targeting the healthcare industry, particularly managed care companies. While the Company has received suits of a similar nature in the past, it has not been named as a defendant in any of these new trend of national class action lawsuits. However, there can be no assurance that the Company won't be named in such class action lawsuits or that such lawsuits won't have a material adverse effect on the Company.



    The Company carries professional liability insurance, subject to certain deductibles. There can be no assurance that such insurance will be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints or that, upon expiration thereof, sufficient insurance will be available on favorable terms, if at all. If the Company is unable to secure adequate insurance in the future, or if the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, there can be no assurance that the Company will not be subject to a liability that could have a material adverse effect on the Company. See "Business-Insurance" and "Legal Proceedings."



    The Company has certain potential liabilities relating to the self-insurance program it maintained with respect to its provider business prior to the Crescent Transactions. In addition, the Company continues to be subject to governmental investigations and inquiries, civil suits and other claims and assessments with respect to the provider business. See "Legal Proceedings" and
Note 11 to the Company's audited historical consolidated financial statements included elsewhere herein.



EXECUTIVE OFFICERS OF THE REGISTRANT



NAME                                       AGE      POSITION
----                                     --------   --------
Henry T. Harbin M.D....................  52         President, Chief Executive Officer and Director
Mark S. Demilio........................  44         Executive Vice President and General Counsel
Clifford W. Donnelly...................  46         Executive Vice President and Chief Financial Officer
Clarissa C. Marques, Ph.D..............  47         Executive Vice President of Clinical and Quality
                                                    Management
John J. Wider, Jr......................  52         President and Chief Operating Officer of Magellan
                                                    Behavorial Health



    HENRY T. HARBIN, M.D. became President, Chief Executive Officer and a Director of the Company on March 18, 1998. Dr. Harbin served as President and Chief Executive Officer of Green Spring from 1994 to 1998. Dr. Harbin served as Executive Vice President of the Company from 1995 until becoming President and Chief Executive Officer of the Company.



    MARK S. DEMILIO became Executive Vice President and General Counsel of the Company in July 1999. Prior thereto, Mr. Demilio was with Youth Services International, Inc., a publicly traded company that managed facilities for adjudicated youth, serving as Executive Vice President Business Development and General Counsel from March 1997 and Acting Chief Financial Officer from June 1998. Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm, from 1994 to March 1997 and served as an associate with that firm from 1989.



    CLIFFORD W. DONNELLY became Executive Vice President and Chief Financial Officer of the Company in March 1999. Mr. Donnelly was Chief Financial Officer for Physicians Corporation of America ("PCA") from 1988 to September 1997 when PCA was acquired by Humana, Inc. PCA was a publicly-held company specializing in managed healthcare through HMO products and workers compensation products.


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


EMPLOYEES OF THE REGISTRANT


    At September 30, 1999, the Company had approximately 12,500 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.


ITEM 2. PROPERTIES


    GENERAL. The Company's principal executive offices are located in Columbia, Maryland; the lease for the Company's headquarters expires in 2003.



    BEHAVORIAL MANAGED CARE BUSINESS. Magellan Behavioral Health ("MBH") leases its 172 offices with terms expiring between 1999 and 2008. MBH's headquarters are leased and are co-located with the principal executive offices in Columbia, Maryland.



    HUMAN SERVICES BUSINESS. Mentor leases its 134 offices with terms expiring between 1999 and 2005. Mentor's headquarters are leased and are located in Boston, Massachusetts with the lease expiring in 2002.



    SPECIALITY MANAGED CARE BUSINESS. Allied and Care Management Resources, Inc. lease their 5 offices with terms expiring between 1999 and 2004.



ITEM 3. LEGAL PROCEEDINGS



    The management and administration of the delivery of behavioral managed healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Cautionary Statements--Professional Liability; Insurance." Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any pending action against it will have a material adverse effect on the Company. There can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "--Insurance" and "Cautionary Statements--Professional Liability; Insurance."



    From time to time, the Company receives notifications from and engages in discussions with various governmental agencies concerning its respective managed care businesses and operations. As a result of these contacts with regulators, the Company in many instances implements changes to its operations, revises its filings with such agencies and/or seeks additional licenses to conduct its business. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensure as a single service HMO, TPA or utilization review agent in one or more jurisdictions.



    On May 26, 1998, a group of eleven plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action under the federal antitrust laws in the United States District Court for the District of New Jersey against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint alleges that the Defendants violated Section I of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. Upon joint motion by the Defendants, the case was transferred to the United States District Court for the Southern District of New York, the same court where a previous similar case (the "Stephens Case") was dismissed for failure to state a claim upon which relief can be granted. On March 15, 1999, the Defendants filed a joint motion to dismiss the case for substantially the same reasons as in the Stephens Case. On June 16, 1999, the court denied the motion to dismiss. The case currently is in discovery. On October 14, 1999, the Plaintiffs filed a motion seeking class certification for a class that would include approximately 200,000 providers. The court has not yet heard argument on that motion. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.



    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/ or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports, (ii) Medicaid cost statements, (iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports, (iv) medical necessity of services to patients and admissions, (v) failure to provide medically necessary treatment or admissions and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The Company has one class of common stock, $0.25 par value per share, which is listed for trading on the New York Stock Exchange (ticker symbol "MGL"). As of November 30, 1999, there were 9,354 holders of record of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock from October 1, 1997 through the fiscal year ended September 30, 1999 as reported by the New York Stock Exchange:



                                                                       COMMON
                                                                     STOCK SALES
                                                                       PRICES
                                                              -------------------------
                       CALENDAR YEAR                              HIGH          LOW
------------------------------------------------------------  ------------   ----------
1997
    Fourth Quarter..........................................    31 3/4       20 9/16
1998
    First Quarter...........................................    26           18 5/8
    Second Quarter..........................................    28 7/16      24
    Third Quarter...........................................    26            9 5/8
    Fourth Quarter..........................................    10 3/4        6 3/8
1999
    First Quarter...........................................    11 1/8        4 3/16
    Second Quarter..........................................    10            3 9/16
    Third Quarter...........................................    10 1/2        6 7/8



    The Company did not declare any cash dividends during fiscal 1998 or 1999. As of November 30, 1999, the Company was prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except in very limited circumstances.



ITEM 6. SELECTED FINANCIAL DATA



    The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 1999. On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses included in the Company's healthcare provider and healthcare franchising segments. On September 10, 1999, the Company consummated the CBHS Transactions. Accordingly, the statement of operations data has been restated to reflect the healthcare provider and healthcare franchising segments as discontinued operations. Selected consolidated financial information for the three years ended September 30, 1999 and as of September 30, 1998 and 1999, presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto. Selected consolidated financial information for the two years ended September 30, 1995 and 1996 and as of September 30, 1995, 1996 and 1997 has been derived from the Company's unaudited consolidated financial statements. The selected financial data set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------
                                                  1995         1996         1997         1998         1999
                                               ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue..................................  $   56,077   $  302,573   $  463,872   $1,310,778   $1,871,636
Salaries, cost of care and other operating
  expenses...................................      77,499      299,855      438,472    1,183,626    1,663,626
Equity in (earnings) loss of unconsolidated
  subsidiaries...............................          --        2,005        5,567      (12,795)     (20,442)
Depreciation and amortization................       3,664       14,290       19,683       49,264       73,531
Interest, net................................      55,405       48,584       46,438       76,505       93,752
ESOP expense.................................      17,960           --           --           --           --
Stock option expense (credit)................        (467)         914        4,292       (5,623)          18
Managed care integration costs...............          --           --           --       16,962        6,238
Special charges, net.........................          --        1,221           --           --        4,441
Income (loss) from continuing operations
  before income taxes, minority interest and
  extraordinary items........................     (97,984)     (64,296)     (50,580)       2,839       50,472
Provision for (benefit from) income taxes....     (39,194)     (25,719)     (20,232)       5,544       27,376
Income (loss) from continuing operations
  before minority interest and extraordinary
  items......................................     (58,790)     (38,577)     (30,348)      (2,705)      23,096
Minority interest............................          --        4,531        6,856        4,094          630
Income (loss) from continuing operations
  before extraordinary items.................     (58,790)     (43,108)     (37,204)      (6,799)      22,466
Discontinued operations:
  Income from discontinued operations........      15,827       75,491       41,959       20,531       29,645
  Loss on disposal of discontinued
    operations...............................          --           --           --           --      (47,423)
Income (loss) before extraordinary items.....     (42,963)      32,383        4,755       13,732        4,688

Extraordinary items-losses on early
  extinguishments of debt....................          --           --       (5,253)     (33,015)          --
Net income (loss)............................  $  (42,963)  $   32,383   $     (498)  $  (19,283)  $    4,688

INCOME (LOSS) PER COMMON SHARE--BASIC:
Income (loss) from continuing operations
  before extraordinary items.................  $    (2.11)  $    (1.39)  $    (1.29)  $    (0.22)  $     0.71
Income (loss) from discontinued operations...        0.57         2.43         1.46         0.67        (0.56)
Loss from extraordinary items................          --           --        (0.18)       (1.07)          --
Net income (loss)............................  $    (1.54)  $     1.04   $    (0.02)  $    (0.63)  $     0.15

INCOME (LOSS) PER COMMON SHARE--DILUTED:
Income (loss) from continuing operations
  before extraordinary items.................  $    (2.11)  $    (1.39)  $    (1.29)  $    (0.22)  $     0.70
Income (loss) from discontinued operations...        0.57         2.43         1.46         0.67        (0.56)
Loss from extraordinary items................          --           --        (0.18)       (1.07)          --
Net income (loss)............................  $    (1.54)  $     1.04   $    (0.02)  $    (0.63)  $     0.15

BALANCE SHEET DATA (END OF PERIOD):
Current assets...............................  $  305,575   $  338,150   $  507,038   $  399,724   $  374,927
Current liabilities..........................     214,162      274,316      219,376      454,766      474,268
Property and equipment, net..................     488,767      495,390      109,214      177,169      120,667
Total assets.................................     983,558    1,140,137      896,868    1,917,088    1,881,615
Total debt and capital lease obligations.....     541,569      572,058      395,294    1,225,646    1,144,308
Stockholders' equity.........................      88,560      121,817      159,498      188,433      196,696

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


    Prior to June 1997, the Company derived the majority of its revenue from providing behavioral healthcare services in an inpatient setting. Payments from third-party payors are the principal source of revenue for most behavioral healthcare providers. In the early 1990's, many third party payors sought to control the cost of providing care to their patients by instituting managed care programs or seeking the assistance of managed care companies. Providers participating in managed care programs agree to provide services to patients for a discount from established rates, which generally results in pricing concessions by the providers and lower margins. Additionally, managed care programs generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. As a result, third-party payors established managed care programs or engaged managed care companies in many areas of healthcare, including behavioral healthcare. The Company, which until June 1997, was the largest operator of psychiatric hospitals in the United States, was adversely affected by the adoption of managed care programs as the principal cost control measure of third-party payors.



    Prior to the first quarter of fiscal 1996, the Company was not engaged in the behavioral managed healthcare business. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring Health Services, Inc. ("Green Spring"). At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavorial managed healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. The Company believed that an entity that participated in both the managed care and the provider segments of the behavioral healthcare industry could more efficiently provide and manage behavioral healthcare for insured populations than an entity that was solely a managed care company. The Company also believed that earnings from its behavioral managed care business would offset, in part, the negative impact on the financial performance of its psychiatric hospitals caused by managed care. Green Spring was the Company's first significant involvement in behavioral managed healthcare. During the second quarter of fiscal 1998, the minority stockholders of Green Spring converted their 39% ownership interest in Green Spring into an aggregate of 2,831,516 shares of Magellan common stock.



    Subsequent to the Company's acquisition of Green Spring, the growth of the behavioral managed healthcare industry accelerated. Under the Company's majority ownership, Green Spring increased its base of covered lives from 12.0 million at of the end of calendar year 1995 to 21.1 million at the end of calendar year 1997, a compound annual growth rate of over 32%. While growth in the industry was accelerating, the behavioral managed healthcare industry also began to consolidate. The Company concluded that this consolidation presented an opportunity for it to increase its participation in the behavioral managed healthcare industry, which the Company believed offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion of its behavioral managed healthcare business.



    On June 17, 1997, the Company consummated the Crescent Transactions which provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy to increase its participation in the managed healthcare industry. The Company used the net cash proceeds of approximately $200 million, after debt repayment, to finance the acquisitions of HAI and Allied in December 1997. The Company further implemented its business strategy through the acquisition of Merit in February 1998.

    On September 10, 1999, the Company consummated the CBHS Transactions. The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represents the disposal of the Company's healthcare provider and healthcare franchising business segments under APB 30. APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately
$47.4 million (primarily non-cash), in fiscal 1999.



    The Company currently operates through three principal business segments which are engaged in:



    - THE BEHAVIORAL MANAGED HEALTHCARE BUSINESS. The Company's MAGELLAN BEHAVIORAL HEALTH division coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and alternative care services (such as residential treatment and home or community-based programs). The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) ASO products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) EAPs and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products.



    - THE HUMAN SERVICES BUSINESS. The Company provides various human services through Mentor. These human services include specialty home-based healthcare services provided through "mentor" homes as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.



    - THE SPECIALTY MANAGED HEALTHCARE BUSINESS. The Company's MAGELLAN SPECIALTY HEALTH division provides specialty risk-based and ASO services to a variety of health insurance companies and other customers.



    At September 30, 1999, the Company's MAGELLAN BEHAVIORAL HEALTH division, managed the behavioral healthcare benefits of approximately 66.4 million individuals; Mentor, which provided community-based services to 6,444 individuals; and the Company's MAGELLAN SPECIALTY HEALTH division, which was formed primarily through acquisitions completed in fiscal 1997 (Care Management Resources, Inc.) and fiscal 1998 (Allied) managed specialty benefits for approximately 3.5 million members of health plans.

RESULTS OF OPERATIONS


    The following tables summarize, for the periods indicated, operating results by continuing business segment (in thousands).



                                         BEHAVIORAL              SPECIALTY    CORPORATE
                                          MANAGED      HUMAN      MANAGED     OVERHEAD
FISCAL 1997                              HEALTHCARE   SERVICES   HEALTHCARE   AND OTHER   CONSOLIDATED
-----------                              ----------   --------   ----------   ---------   ------------
Net revenue............................   $375,541    $88,331     $    --     $     --     $  463,872
                                          --------    -------     -------     --------     ----------
Salaries, cost of care and other
  operating expenses...................    332,955     77,636       2,303       25,578        438,472
Equity in loss of unconsolidated
  subsidiaries.........................      5,567         --          --           --          5,567
                                          --------    -------     -------     --------     ----------
                                           338,522     77,636       2,303       25,578        444,039
                                          --------    -------     -------     --------     ----------
  Segment Profit(1)....................   $ 37,019    $10,695     $(2,303)    $(25,578)    $   19,833
                                          ========    =======     =======     ========     ==========



                                         BEHAVIORAL              SPECIALTY    CORPORATE
                                          MANAGED      HUMAN      MANAGED     OVERHEAD
FISCAL 1998                              HEALTHCARE   SERVICES   HEALTHCARE   AND OTHER   CONSOLIDATED
-----------                              ----------   --------   ----------   ---------   ------------
Net revenue............................  $1,026,243   $141,032    $143,503    $     --     $1,310,778
                                         ----------   --------    --------    --------     ----------
Salaries, cost of care and other
  operating expenses...................     901,846    125,539     140,375      15,866      1,183,626
Equity in earnings of unconsolidated
  subsidiaries.........................     (12,795)        --          --          --        (12,795)
                                         ----------   --------    --------    --------     ----------
                                            889,051    125,539     140,375      15,866      1,170,831
                                         ----------   --------    --------    --------     ----------
  Segment Profit(1)....................  $  137,192   $ 15,493    $  3,128    $(15,866)    $  139,947
                                         ==========   ========    ========    ========     ==========



                                         BEHAVIORAL              SPECIALTY    CORPORATE
                                          MANAGED      HUMAN      MANAGED     OVERHEAD
FISCAL 1999                              HEALTHCARE   SERVICES   HEALTHCARE   AND OTHER   CONSOLIDATED
-----------                              ----------   --------   ----------   ---------   ------------
Net revenue............................  $1,483,202   $191,277    $197,157    $     --     $1,871,636
                                         ----------   --------    --------    --------     ----------
Salaries, cost of care and other
  operating expenses...................   1,285,391    169,549     194,747      13,939      1,663,626
Equity in earnings of unconsolidated
  subsidiaries.........................     (20,442)        --          --          --        (20,442)
                                         ----------   --------    --------    --------     ----------
                                          1,264,949    169,549     194,747      13,939      1,643,184
                                         ----------   --------    --------    --------     ----------
Segment Profit(1)......................  $  218,253   $ 21,728    $  2,410    $(13,939)    $  228,452
                                         ==========   ========    ========    ========     ==========



(1) Segment Profit is the measure of profitability used by management to assess the operating performance of each business segment. See Note 13, "Business Segment Information", to the Company's audited consolidated financial statements appearing elsewhere herein.



FISCAL 1998 COMPARED TO FISCAL 1999



    BEHAVIORAL MANAGED HEALTHCARE. Revenue increased 44.5% or $457.0 million, to $1.48 billion for fiscal 1999, from $1.03 billion in fiscal 1998. Salaries, cost of care and other operating expenses increased 42.5%, or $383.5 million, to $1.29 billion for fiscal 1999, from $901.8 million in fiscal 1998. Equity in earnings of unconsolidated subsidiaries increased $7.6 million, to $20.4 million for fiscal 1999, from $12.8 million for fiscal 1998. The increases resulted primarily from (i) the HAI and Merit acquisitions in fiscal 1998,
(ii) increased enrollment related to existing customers, (iii) expanded services and lives under management with certain public sector customers, (iv) new business development and (v) increases in retroactive customer settlements, offset by reductions in general and administrative costs as a result of the integration of Green Spring, HAI and Merit and the termination of one public sector contract (Montana Medicaid) in fiscal 1999. Total covered lives increased 7.8% or 4.8 million to
66.4 million at September 30, 1999 from 61.6 million at September 30, 1998. The Company frequently records retroactive customer settlements, which may be favorable or unfavorable, under its commercial behavioral managed healthcare contracts. Revenue and Segment Profit for fiscal 1999 reflect approximately $9.8 million of such favorable settlements compared to favorable settlements of $1.8 million during fiscal 1998. The Company recorded $3.7 million of favorable retroactive customer settlements in the fourth quarter of fiscal 1999.



    HUMAN SERVICES. Revenue increased 35.7%, or $50.3 million, to $191.3 million for fiscal 1999, from $141.0 million in fiscal 1998. Salaries, cost of care and other operating expenses increased 35.1%, or $44.0 million, to $169.5 million for fiscal 1999 from $125.5 million in fiscal 1998. The increases were attributable to acquisitions consummated in fiscal 1998 and fiscal 1999 and internal growth, offset by reductions in revenue and Segment Profit at one acquired business in fiscal 1999 as a result of rate and placement reductions from a state agency. Total placements increased 9.5% to 6,444 at September 30, 1999, compared to 5,883 at September 30, 1998.



    SPECIALTY MANAGED HEALTHCARE. Revenue increased 37.4%, or $53.7 million, to $197.2 million for fiscal 1999, compared to $143.5 million in the same period in fiscal 1998. Salaries, cost of care and other operating expenses increased 38.7%, or $54.3 million, to $194.7 million for fiscal 1999, compared to $140.4 million in fiscal 1998. The increase in revenue and salaries, cost of care and other operating expenses was primarily related to the Allied acquisition in fiscal 1998 and a shift toward more risk-based business in fiscal 1999 offset by the loss of a significant customer at the end of fiscal 1998 and increased administrative spending in fiscal 1999 to support future internal growth.



    CORPORATE OVERHEAD AND OTHER. Salaries and other operating expenses decreased 12.1%, or $1.9 million, primarily as a result of ongoing integration of corporate administrative functions with business unit administrative functions.



    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 49.1%, or $24.2 million, to $73.5 million for fiscal 1999, from $49.3 million in fiscal 1998. The increase was primarily attributed to (i) the acquisition of HAI, Allied and Merit in fiscal 1998, (ii) depreciation related to recent capital expenditures and (iii) amortization related to the Aetna Payment (as defined) made in fiscal 1999.



    INTEREST, NET. Interest expense, net, increased 22.6%, or $17.3 million, to $93.8 million for fiscal 1999, from $76.5 million in fiscal 1998. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions in fiscal 1998.



    OTHER ITEMS. Stock option expense for fiscal 1999 was not material compared to a credit of $5.6 million in fiscal 1998 primarily due to fluctuations in the market price of the Company's stock in fiscal 1998.



    The Company recorded managed care integration costs of $6.2 million for fiscal 1999, compared to $17.0 million in fiscal 1998. For a more complete discussion of managed care integration costs, see Note 9, "Managed Care Integration Plan and Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.



    The Company recorded special charges of $4.4 million during fiscal 1999 related primarily to the loss on disposal of an office building, executive severance and costs associated with moving the Company's corporate headquarters from Atlanta, Georgia to Columbia, Maryland.



    The Company's effective income tax rate was 54.2% for fiscal 1999. The effective income tax rate exceeds statutory rates due primarily to non-deductible goodwill amortization resulting from the Merit acquisition of $18.0 million for fiscal 1999.

    Minority interest decreased $3.5 million, to $0.6 million during fiscal 1999 primarily as a result of the Green Spring minority stockholder conversion in fiscal 1998.



    Income from discontinued operations, net of tax, increased 44.4% or $9.1 million to $29.6 million for fiscal 1999 compared to $20.5 million for fiscal 1998. Income from the healthcare provider segment increased 171.1%, or $20.7 million to $32.8 million for fiscal 1999 compared to $12.1 million for fiscal 1998. The increase is primarily attributable to (i) the net effect of the Company's sale of its three European Hospitals in April 1999, which included a gain on sale of $14.4 million, net of tax, (ii) increases in income of $8.8 million, net of tax, from cost report settlements related primarily to the resolution of Medicare cost report matters in the fourth quarter of fiscal 1999 associated with the Company's sale of the Psychiatric Hospital Facilities, and
(iii) increases in income of $4.8 million, net of tax, related to adjustments to accounts receivable collection fee reserves recorded in connection with the Crescent Transactions, offset by reductions in adjustments to income of $2.5 million, net of tax, related to updated actuarial estimates of malpractice claims. Income from the healthcare franchising segment decreased $11.6 million, net of tax, to a loss of $3.2 million, net of tax, for fiscal 1999 compared to income of $8.4 million, net of tax, for the same period in 1998. The decrease was primarily attributable to the declining operating performance of CBHS, which resulted in the Company recording and collecting no franchise fees from CBHS in fiscal 1999. The Company recorded a loss on disposal of discontinued operations of approximately $47.4 million, net of tax, during fiscal 1999 as a result of the CBHS Transactions. See Note 3, "Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.



    The Company recorded an extraordinary loss on early extinguishment of debt of approximately $33.0 million, net of tax, during fiscal 1998, related primarily to refinancing the Company's long-term debt in connection with the Merit acquisition.



FISCAL 1997 COMPARED TO FISCAL 1998



    BEHAVIORAL MANAGED HEALTHCARE.  Revenue increased 173.3%, or
$650.7 million, to $1,026.2 million for fiscal 1998 from $375.5 million in fiscal 1997. Salaries, cost of care and other operating expenses increased 170.8%, or $568.8 million, to $901.8 million for fiscal 1998 from $333.0 million in fiscal 1997. Equity in earnings of unconsolidated subsidiaries increased $18.4 million to $12.8 million in fiscal 1998 compared to a loss of $5.6 million in fiscal 1997. The increases resulted primarily from the acquisitions of HAI and Merit in fiscal 1998 and internal growth at Green Spring. Revenue and Segment Profit increased as a result of acquisitions, the award of several new contracts in fiscal 1997 and 1998 and significant improvements in negotiated rates and terms of the TennCare contract in fiscal 1998.



    HUMAN SERVICES.  Revenue increased 59.7%, or $52.7 million, to
$141.0 million for fiscal 1998 from $88.3 million in fiscal 1997. Salaries, cost of care and other operating expenses increased 61.7%, or $47.9 million, to $125.5 million in fiscal 1998 from $77.6 million in fiscal 1997. The increases were attributable to seven acquisitions consummated in fiscal 1998 and internal growth. Placements in Mentor homes increased 19.6% in fiscal 1998.



    SPECIALTY MANAGED HEALTHCARE. Revenue was $143.5 million in fiscal 1998 compared to $0 in fiscal 1997. Salaries, cost of care and other operating expenses were $140.4 million in fiscal 1998 compared to $2.3 million in fiscal 1997. The increase in revenues and salaries, cost of care and other operating expenses were primarily related to the Allied acquisition. Fiscal 1997 salaries, cost of care and other operating expenses represent start-up costs related to the Company's initial involvement in the specialty managed care business.



    CORPORATE OVERHEAD AND OTHER. Salaries and other operating expenses decreased 38.0%, or $9.7 million, due primarily to the transfer of personnel and overhead to CBHS and the healthcare franchising segment in fiscal 1997 as a result of the Crescent Transactions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 150.3%, or $29.6 million, to $49.3 million in fiscal 1998 from $19.7 million fiscal 1997. The increase was primarily attributable to increases in depreciation and amortization resulting from the HAI, Allied and Merit acquisitions.



    INTEREST, NET. Interest expense, net, increased 64.9% or $30.1 million to $76.5 million in fiscal 1998 from $46.4 million in fiscal 1997. The increase was primarily the result of interest expense incurred on borrowings used to fund the Merit acquisition and related transactions offset by lower interest expense due to lower average borrowings and higher interest income from cash received in the Crescent Transactions through December 5, 1997.



    OTHER ITEMS. Stock option expense for fiscal 1998 decreased $9.9 million compared to fiscal 1997 primarily due to fluctuations in the market price of the Company's common stock.



    The Company recorded managed care integration costs of $17.0 million for fiscal 1998. See Note 9, "Managed Care Integration Plan and Costs, and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.



    The Company's effective income tax rate was 195.3% for fiscal 1998 primarily due to non-deductible goodwill amortization of approximately $11.0 million resulting from the Merit acquisition in fiscal 1998.



    Minority interest decreased $2.8 million during fiscal 1998, compared to fiscal 1997. The decrease was primarily attributable to the Green Spring minority stockholder conversion in January 1998 offset by Green Spring's net income growth in fiscal 1998 through January 1998.



    Income from discontinued operations, net of tax, decreased 51.2%, or $21.5 million to $20.5 million in fiscal 1998 from $42.0 million in fiscal 1997. Income from the healthcare provider segment decreased 65.9% or $23.4 million to $12.1 million in fiscal 1998 from $35.5 million in fiscal 1997. The decrease resulted primarily from (i) the effect of the Crescent Transactions which included a $35.9 million loss in 1997, net of tax, (ii) decreases in income of $12.3 million from settlements and adjustments related to reimbursement issues ("Cost Report Settlements"), net of tax, (iii) favorable adjustments to fiscal 1997 income of $3.8 million related to accounts receivable retained by the Company that were generated by the hospitals operated by CBHS, net of tax, and
(iv) decreases in adjustments to income of $2.0 million related to updated actuarial estimates of malpractice claim reserves, net of tax. Income from the healthcare franchising segment increased 29.2%, or $1.9 million, to $8.4 million in fiscal 1998 compared to $6.5 million in fiscal 1997. The increase resulted primarily from the effect of the Crescent Transactions offset by declining operating performance of CBHS in fiscal 1998. See Note 3, "Discontinued Operations", to the Company's audited consolidated financial statements included elsewhere herein.



    The Company recorded extraordinary losses on early extinguishments of debt, net of tax, of $5.3 million and $33.0 million during fiscal 1997 and 1998, respectively, related primarily to the termination of its then existing credit agreements in fiscal 1997 and 1998 and the extinguishment of the long-term debt related to the Merit acquisition in fiscal 1998. See Note 5, "Long-Term Debt, Capital Lease Obligations and Operating Leases," to the Company's audited consolidated financial statements set forth elsewhere herein.


OUTLOOK--RESULTS OF OPERATIONS


    BEHAVIORAL MANAGED HEALTHCARE RESULTS OF OPERATIONS. The Company's behavioral managed healthcare Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) retroactive contractual adjustments under commercial contracts and CHAMPUS contracts; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts and enrollment changes, (vi) pricing adjustments upon long-term contract renewals and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.



    The Company's contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program ("TennCare Contract") represented approximately 14.4% of the Company's behavioral managed healthcare revenue and approximately 11.4% of the Company's consolidated revenue in fiscal 1999. The TennCare Contract contains provisions that limit the Company's profit, subject to the carryforward of losses incurred in prior periods. The Company's profit under the TennCare Contract benefited from the carryforward of losses incurred in prior periods during fiscal 1999. The Company's Segment Profit under the TennCare Contract is expected to be up to $10 million lower in fiscal 2000 than fiscal 1999 as result of these contract provisions.



    The Company performs provider network, care management and medical review services for Independence Blue Cross ("IBC"), a health insurance company, under a contract that was entered into on July 7, 1994, with terms of up to five years. The Company is in the process of renegotiating the terms of its contract with IBC. Based on preliminary discussions with IBC, the Company expects to renew the IBC contract on a long-term basis. However, there can be no assurance that the Company will be able to renew the IBC contract at existing pricing levels.



    INTEREST RATE RISK. The Company had $512.9 million of total debt outstanding under the Credit Agreement at September 30, 1999. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company's has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin. See
Note 5, "Long-Term Debt, Capital Lease Obligations and Operating Leases", to the Company's audited consolidated financial statements appearing elsewhere herein. Based on September 30, 1999 borrowing levels, a 25 basis point increase in interest rates would cost the Company approximately $1.3 million per year in additional interest expense. LIBOR-based Eurodollar borrowing rates have increased since January 1999. One month and six month LIBOR-based Eurodollar rates increased by approximately 45 basis points and 100 basis points, respectively, between January 1999 and September 1999 and may continue to increase during fiscal 2000. The Company's earnings could be adversely affected by further increases in interest rates.



    TPG INVESTMENT. On December 15, 1999, the Company consummated the TPG Investment. See Note 15, "Subsequent Event" to the Company's audited consolidated financial statements set forth elsewhere herein. The TPG Investment will reduce fiscal 2000 diluted income from continuing operations per common share.



HISTORICAL LIQUIDITY AND CAPITAL RESOURCES--FISCAL 1997-1999



    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was $73.6 million, $(4.2) million and $41.9 million for fiscal 1997, 1998 and 1999, respectively. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily the result of reduction in income taxes paid, net of refunds received, of $10.8 million, and increases in cash flows from operations as a result of the HAI and Merit acquisitions, offset by reductions in franchise fees collected from CBHS of $40.6 million, changes in reserve for unpaid claims of $11.0 million and increases in interest paid of $6.9 million. The decrease in cash provided by operating activities in fiscal 1998 compared to fiscal 1997 was primarily the result of: (i) higher interest payments ($54.4 million and $95.2 million in fiscal 1997 and 1998, respectively,) as a result of the Merit acquisition; (ii) reduced cash flows from the provider business, net of franchise fees received and (iii) the funding of liabilities related to the Merit acquisition.



    INVESTING ACTIVITIES. The Company utilized $33.3 million, $44.2 million and $48.1 million in funds during fiscal 1997, 1998 and 1999, respectively, for capital expenditures. The increases were the result of the Company's transition to the managed care business from the provider business.



    The Company used $50.9 million, $1.05 billion and $69.5 million in funds during fiscal 1997, 1998 and 1999, respectively, net of cash acquired, for acquisitions and investments in businesses. This included primarily equity investments in CBHS and Premier (as defined) and hospital acquisitions in fiscal 1997, managed care acquisitions and human services acquisitions in fiscal 1998 and contingent consideration paid related to managed care acquisitions in fiscal 1999.



    The Company received distributions from unconsolidated subsidiaries of $11.4 million and $21.2 million in fiscal 1998 and 1999, respectively. Distributions received from Choice (as defined) were $11.4 million and $13.0 million in fiscal 1998 and 1999, respectively, with the remaining distributions being received from the Provider JVs in fiscal 1999.



    The Company received proceeds from the sale of assets of $398.7 million, $11.9 million and $54.2 million in fiscal 1997, 1998 and 1999, respectively. The sales proceeds were generated primarily from (i) the Crescent Transactions in fiscal 1997, (ii) the sale of hospital real estate related to closed hospitals retained by the Company and (iii) the sale of the European Hospitals in fiscal 1999.



    FINANCING ACTIVITIES. The Company borrowed approximately $203.6 million, $1.2 billion and $76.8 million during fiscal 1997, 1998 and 1999, respectively. The fiscal 1997 borrowings primarily funded the repayment of variable rate secured notes and other long-term debt (including the refinancing of a previous revolving credit agreement), acquisitions and working capital needs. The fiscal 1998 borrowings primarily funded the Merit acquisition and related long-term debt refinancing with the remaining amounts representing borrowings under the Revolving Facility for short-term capital needs. The fiscal 1999 borrowings were primarily draws under the Revolving Facility for short-term capital needs.



    The Company repaid approximately $390.3 million, $438.6 million and $156.0 million of debt and capital lease obligations during fiscal 1997, 1998 and 1999, respectively. The fiscal 1997 repayments related primarily to a previous revolving credit agreement and repaying variable rate secured notes as a result of the Crescent Transactions. The fiscal 1998 repayments related primarily to the extinguishment of the Magellan Outstanding Notes as part of the Merit acquisition. The fiscal 1999 payments were for Term Loan Facility principal amortization, required Term Loan Facility principal payments related to the sale of the European Hospitals and payments on balances outstanding under the Revolving Facility.



    The Company issued approximately 2.6 million warrants, in aggregate, to Crescent and COI for $25.0 million in cash as part of the Crescent Transactions during fiscal 1997.



    On November 1, 1996, the Company announced that its board of directors had approved the repurchase of an additional 3.0 million shares of common stock from time to time subject to the terms of the Company's then current credit agreements. During fiscal 1998, the Company repurchased approximately
0.7 million shares of its common stock for approximately $14.4 million.



    As of September 30, 1999, the Company had approximately $112.4 million of availability under the Revolving Facility, excluding approximately $17.6 million of availability reserved for certain letters of credit. The Company was in compliance with all debt covenants as of September 30, 1999.


OUTLOOK--LIQUIDITY AND CAPITAL RESOURCES


    DEBT SERVICE OBLIGATIONS. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 and interest and principal payments on indebtedness outstanding pursuant to the Company's
$700.0 million Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. As of September 30, 1999, borrowings pursuant to the Credit Agreement included $492.9 million under the Term Loan Facility and up to $150.0 million under the Revolving Facility. The Company had $20.0 million of borrowings and $17.6 million of letters of credit outstanding under the Revolving Facility at September 30, 1999. As of September 30, 1999, the Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):



                     REMAINING
FISCAL YEAR       PRINCIPAL AMOUNT
-----------       ----------------
  2000                 $ 30.1
  2001                   36.2
  2002                   45.9
  2003                   85.5
  2004                  145.6
  2005                  122.5
  2006                   27.1
  2007                     --
  2008                  625.0


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


    The Company paid $60.0 million to Aetna on March 26, 1999 for both the full Tranche 1 Payment and the full Tranche 2 Payment for the Contract Year ended December 31, 1998. Also, based upon the most recent membership enrollment data related to the Contract Year to end December 31, 1999 ("Contract Year 2"), the Company believes beyond a reasonable doubt that it will be required to make both the full Tranche 1 Payment and the full Tranche 2 Payment ($60.0 million in aggregate) related to Contract Year 2. Accordingly, the Company recorded
$120.0 million of goodwill and other intangible assets related to the purchase of HAI during fiscal 1999. The Contract Year 2 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's consolidated balance sheet as of September 30, 1999. The Company intends to borrow under the Revolving Facility to meet this obligation, which is expected to be paid during the second quarter of fiscal 2000.


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



    - The Company paid the former owners of Allied $4.5 million of additional consideration, which was recorded as goodwill.



    - The Company capped future obligations with respect to additional contingent payments for the purchase of Allied at $3.0 million. The earnings targets which must be met by Allied for this amount to be paid were increased.



    By virtue of acquiring Merit, the Company may be required to make certain payments to the former shareholders of CMG Health, Inc. ("CMG") a managed behavioral healthcare company that was acquired by Merit in September, 1997. Such contingent payments are subject to an aggregate maximum of $23.5 million. The Company has initiated legal proceedings against certain former owners of CMG with respect to representations made by such former owners in conjunction with Merit's acquisition of CMG. Whether any contingent payments will be made to the former shareholders of CMG and the amount and timing of contingent payments, if any, may be subject to the outcome of these proceedings.



    REVOLVING FACILITY AND LIQUIDITY. The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At September 30, 1999, the Company had approximately $112.4 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $45.0 million for capital expenditures in fiscal 2000. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, should be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI and CMG, and other investing and financing activities for the foreseeable future. The Company expects to have significant liquidity needs during the first and second fiscal quarters of fiscal 2000 including, but not limited to,
(i) CHAMPUS settlement payments of $38.1 million (first fiscal quarter),
(ii) 1999 short-term incentive plan payments of approximately $12.0 million (second fiscal quarter), (iii) semi-annual interest payments on the Notes of $28.1 million (second fiscal quarter) and (iv) contingent consideration payable to Aetna of to $60.0 million (second fiscal quarter). The Company expects its borrowing capacity under the Revolving Facility to decline to approximately $30.0 million to $40.0 million by March 31, 2000 depending primarily on (i) the timing and amount of contingent consideration paid related to HAI and CMG (if any), (ii) operating and cash flow performance of the Company in fiscal 2000,
(iii) capital resources needed to pursue certain new risk-based managed care business and (iv) the timing and amount of acquisition-related spending. If the Company's borrowing capacity under the Revolving Facility is expected to fall below the levels described above, management intends to delay or forego certain investing activities, including capital expenditures and acquisitions, and possibly forego certain new business opportunities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company's control.



    RESTRICTIVE FINANCING COVENANTS. The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the Indenture limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets; repay other indebtedness; amend other debt instruments (including the

Indenture); pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; redeem or repurchase common stock and make acquisitions.



    STRATEGIC ALTERNATIVES TO REDUCE LONG-TERM DEBT AND IMPROVE LIQUIDITY. The Company's sale of the European Hospitals in April 1999 was one of the steps in the Company's exit from the healthcare provider and healthcare franchising businesses in order to reduce long-term debt and improve liquidity. The Company is currently involved in discussions with various parties to divest certain other non-core businesses. There can be no assurance that the Company will be able to divest any businesses or that the divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.



    On December 15, 1999, the Company received approximately $54.0 million of net proceeds (after transaction costs) upon issuance of Series A Preferred Stock to TPG. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50% of the proceeds being used for general corporate purposes. The Company is also reviewing additional strategic alternatives to improve its capital structure and liquidity. There can be no assurance that the Company will be able to consummate any transaction that will improve its capital structure and/or liquidity.



    NET OPERATING LOSS CARRYFORWARDS. During June 1999, the Company received an assessment from the Internal Revenue Service (the "IRS Assessment") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS Assessment disallowed approximately $162 million of deductions that relate primarily to interest expense in fiscal 1992. The Company filed an appeal of the IRS Assessment during September 1999.


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


    In addition, the transition provisions of EITF 96-16 must be applied to majority-owned subsidiaries previously consolidated under ARB 51/FAS 94 for which the underlying agreements have not been modified in financial statements issued for years ending after December 15, 1998 (fiscal 1999 for the Company). The adoption of the transition provisions of EITF 96-16 on October 1, 1998 had the following effect on the Company's consolidated financial position:


                                                              OCTOBER 1,
                                                                 1998
                                                              ----------
Increase (decrease) in:
  Cash and cash equivalents.................................   $(21,092)
  Other current assets......................................     (9,538)
  Long-term assets..........................................    (30,049)
  Investment in unconsolidated subsidiaries.................     26,498
                                                               --------
    Total Assets............................................   $(34,181)
                                                               ========
  Current liabilities.......................................   $(10,381)
  Minority interest.........................................    (23,800)
                                                               --------
    Total Liablities........................................   $(34,181)
                                                               ========

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


    The Company relies on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems are potentially vulnerable to year 2000 problems due to their use of the date information.



    The Company also has business relationships with customers and healthcare providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.


    STATE OF READINESS. The Company's IT systems are largely decentralized, with each major operating unit having its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems.


    The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or have been modified to be year 2000 ready and has gone through an independent verification and validation process. The Company believes its mission critical systems have been remediated to a state of year 2000 readiness.



    To successfully prepare for the Year 2000, a Program Management Office "(PMO)" was established by the Company. The PMO's responsibility is to provide oversight to the year 2000 project, develop plans, policies and procedures, manage risk, as well as perform independent verification and validation for the Company's year 2000 readiness.


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


    The Company has completed the inventory and assessment phases for substantially all of its IT systems. The Company has completed the remediation, testing and certification of substantially all of its IT systems.



    The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and has been working with the respective lessors to identify any potential year 2000 problems related to these Embedded Systems. Responses concerning year 2000 readiness have been received and assessed from all facilities considered mission critical. Risk has been determined for each facility and follow-up activities continue to ensure that facilities remain a low risk for year 2000.



    The Company believes that its year 2000 projects have been substantially completed.



    EXTERNAL RELATIONSHIPS. The Company also faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company has completed its inventory of External Relationships and risk rated each External Relationship based upon the potential business impact, available alternatives and cost of substitution. The Company determined the overall year 2000 readiness of its External Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company has been engaged in discussions with the third parties and has, in many cases, obtainined detailed information as to those parties' year 2000 plans and state of readiness.



    YEAR 2000 COSTS. Total costs incurred solely for remediation of potential year 2000 problems were approximately $4.3 million in fiscal 1999. A large majority of these costs were incremental expenses that will not recur in calendar 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows. In addition, the Company estimates that it has accelerated approximately $5.5 million of capital expenditures that would have been budgeted for future periods into fiscal 1999 to ensure year 2000 readiness for outdated systems.


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


    RISKS AND CONTINGENCY/RECOVERY PLANNING. If the Company's year 2000 issues were unresolved, the most reasonably likely worst case scenario would include, among other possibilities, the inability to accurately and timely authorize and process benefits and claims, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, cause business interruptions or shutdowns, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company is attempting to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues at the Company or its External Relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.



    The Company has developed, or is developing, contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has substantially completed the development of manual work alternatives to automated processes which should both ensure business continuity and provide a ready source of input to affected systems when they are returned to an operational status. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 ready by their manufacturers (primarily personal computers and productivity software) will remain unaffected by the year 2000 problem. Contingency planning activities will continue through calendar year-end. Activities consist of, but are not limited to, plan verification of all key corporate functions, establishment of response teams and associated "war rooms", testing of call centers telephone re-routing strategy and rehearsal for year-end transition.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



    The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement. See "Cautionary Statements--Leverage and Debt Service Obligations," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Results of Operations and Outlook--Liquidity and Capital Resources" and Note 5, "Long-Term Debt, Capital Lease Obligations and Operating Leases" to the Company's audited consolidated financial statements set forth elsewhere herein.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    Information with respect to this item is contained in the Company's audited consolidated financial statements and financial statement schedule indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    Information with respect to the Company's executive officers is contained under "Item 1. Business--Executive Officers of the Registrant." Pursuant to General Instruction G(3) to Form 10-K, the information required by this item with respect to directors and compliance with Section 16(a) of the Exchange Act has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT:

1. FINANCIAL STATEMENTS


    Information with respect to this item is contained on Pages F-1 to F-51 of this Annual Report on Form 10-K.



2. FINANCIAL STATEMENT SCHEDULE



    Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

3. EXHIBITS


       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
              2(a)      Stock Purchase Agreement, dated November 14, 1995, among
                        Blue Cross and Blue Shield of New Jersey, Inc. Health Care
                        Service Corporation, Independence Blue Cross, Medical
                        Service Association of Pennsylvania, Pierce County Medical
                        Bureau, Inc., Veritus, Inc., Green Spring Health Services,
                        Inc. and the Company, which was filed as Exhibit 10(e) to
                        the Company's Quarterly Report on Form 10-Q for the
                        Quarterly period ended December 31, 1995, and is
                        incorporated herein by reference.
              2(b)      GPA Stock Exchange Agreement, dated November 14, 1995,
                        between Green Spring Health Services, Inc. and the Company, which was filed as Exhibit 10(f) to the Company's Quarterly
                        Report on Form 10-Q for the Quarterly period ended December
                        31, 1995, and is incorporated herein by reference.
              2(c)      Real Estate Purchase and Sale Agreement, dated January 29,
                        1997, between the Company and Crescent Real Estate Equities
                        Limited Partnership, which was filed as Exhibit 2(a) to the
                        Company's current report on Form 8-K filed on April 23,
                        1997, and is incorporated herein by reference.
              2(d)      Amendment No. 1, dated February 28, 1997, to the Real Estate
                        Purchase and Sale Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited
                        Partnership, which was filed as Exhibit 2(b) to the
                        Company's current report on Form 8-K filed on April 23,
                        1997, and is incorporated herein by reference.
              2(e)      Amendment No. 2, dated May 29, 1997, to the Real Estate
                        Purchase and Sale Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited
                        Partnership, which was filed as Exhibit 2(c) to the
                        Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.
              2(f)      Contribution Agreement, dated June 16, 1997, between the
                        Company and Crescent Operating, Inc., which was filed as
                        Exhibit 2(d) to the Company's current report on Form 8-K
                        which was filed on June 30, 1997, and is incorporated herein by reference.
              2(g)      Stock Purchase Agreement, dated August 5, 1997, between the
                        Company and Aetna Insurance Company of Connecticut, which
                        was filed as Exhibit 2(a) to the Company's current report on
                        Form 8-K, which was filed on December 17, 1997, and is
                        incorporated herein by reference.
              2(h)      Master Service Agreement, dated August 5, 1997, between the
                        Company, Aetna U.S. Healthcare, Inc. and Human Affairs
                        International, Incorporated, which was filed as Exhibit 2(b)
                        to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by
                        reference.
              2(i)      First Amendment to Stock Purchase Agreement, dated December
                        4, 1997, between the Company and Aetna Insurance Company of
                        Connecticut, which was filed as Exhibit 2(c) to the
                        Company's current report on Form 8-K, which was filed on
                        December 17, 1997, and is incorporated herein by reference.
              2(j)      First Amendment to Master Services Agreement, dated December
                        4, 1997, between the Company, Aetna U.S. Healthcare, Inc.
                        and Human Affairs International, Incorporated, which was
                        filed as Exhibit 2(d) to the Company's current report on
                        Form 8-K, which was filed on December 17, 1997, and is
                        incorporated herein by reference.
              2(k)      Asset Purchase Agreement, dated October 16, 1997, among the
                        Company; Allied Health Group, Inc.; Gut Management, Inc.;
                        Sky Management Co,; Florida Specialty Network, LTD; Surgical
                        Associates of South Florida, Inc.; Surginet, Inc.; Jacob
                        Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D.,
                        which was filed as Exhibit 2(e) to the Company's Quarterly
                        Report on Form 10-Q for the quarterly period ended December
                        31, 1997, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
              2(l)      First Amendment to Asset Purchase Agreement, dated December
                        5, 1997, among the Company; Allied Health Group, Inc.; Gut
                        Management, Inc.; Sky Management Co.; Florida Specialty
                        Network, LTD; Surgical Associates of South Florida, Inc.;
                        Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and
                        Lawrence Schimmel, M.D., which was filed as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended December 31, 1997, and is
                        incorporated herein by reference.
              2(m)      Second Amendment to Asset Purchase Agreement, dated November
                        18, 1998, among the Company; Allied Health Group, Inc.; Gut
                        Management, Inc.; Sky Management Co.; Florida Specialty
                        Network, LTD; Surgical Associates of South Florida, Inc.;
                        Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and
                        Lawrence Schimmel, M.D., which was filed as Exhibit 2(m) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and is incorporated herein by
                        reference.
              2(n)      Third Amendment to Asset Purchase agreement, dated
                        December 31, 1998, among the Company; Allied Health Group,
                        Inc.; Gut Management, Inc.; Sky Management Co.; Florida
                        Specialty Network, LTD; Surgical Associates of South
                        Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David
                        Russin, M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(b) to the Company's Quarterly on Form 10-Q for
                        the quarterly period ended December 31, 1998 and is
                        incorporated herein by reference.
              2(o)      Agreement and Plan of Merger, dated October 24, 1997, among the Company, Merit Behavioral Care Corporation and MBC
                        Merger Corporation which was filed as Exhibit 2(g) to the
                        Company's Quarterly Report on Form 10-Q for the quarterly
                        period ended December 31, 1997, and is incorporated herein by reference.
              2(p)      Share Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical International, S.A., Inc. (a
                        wholly owned subsidiary of the Company), Investment AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of
                        Investment AB Bure), filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on April 12,
                        1999, and is incorporated herein by reference.
              2(q)      Stock Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical International S.A., Inc. (a
                        wholly owned subsidiary of the Company), Investment AB Bure and Grodrunden 515 AB (a wholly owned subsidiary of
                        Investment AB Bure), filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on April 12,
                        1999, and is incorporated herein by reference.
              2(r)      First Amendment to Share Purchase Agreement, dated April 8,
                        1999, by and among the Company, Charter Medical
                        International S.A., Inc. (a wholly owned subsidiary of the
                        Company), Investment AB Bure, and CMEL Holding Limited (a
                        wholly owned subsidiary of Investment AB Bure), filed as
                        Exhibit 2(c) to the Company's current report on Form 8-K,
                        which was filed on April 12, 1999, and is incorporated
                        herein by reference.
              2(s)      First Amendment to Stock Purchase Agreement, dated April 8,
                        1999, among the Company, Charter Medical International S.A.,
                        Inc. (a wholly owned subsidiary of the Company), Investment
                        AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(d) to the
                        Company's current report on Form 8-K, which was filed on
                        April 12, 1999, and is incorporated herein by reference.
              2(t)      Letter Agreement dated August 10, 1999 by and among the
                        Company, Charter Behavioral Health Systems, LLC, Crescent
                        Real Estate Equities Limited Partnership and Crescent
                        Operating, Inc., which was filed as Exhibit 2(a) to the
                        Company's current report on Form 8-K , which was filed on
                        September 24, 1999 and is incorporated herein by reference.
              3(a)      Restated Certificate of Incorporation of the Company, as
                        filed in Delaware on October 16, 1992, which was filed as
                        Exhibit 3(a) to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1992, and is incorporated
                        herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
              3(b)      Bylaws of the Company.
              3(c)      Certificate of Ownership and Merger merging Magellan Health
                        Services, Inc. (a Delaware corporation) into Charter Medical
                        Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the
                        Company's Annual Report on Form 10-K for the year ended
                        September 30, 1995, and is incorporated herein by reference.
              4(a)      Stockholders' Agreement, dated December 13, 1995, among
                        Green Spring Health Services, Inc., Blue Cross and Blue
                        Shield of New Jersey, Inc., Health Care Service Corporation,
                        Independence Blue Cross, Pierce County Medical Bureau, Inc.
                        and the Company, which was filed as Exhibit 4(d) to the
                        Company's Quarterly Report on Form 10-Q for the quarterly
                        period ended December 31, 1995, and is incorporated herein by reference.
              4(b)      First Amendment to Stockholders' Agreement, dated February
                        28, 1997, among Green Spring Health Services, Inc, Blue
                        Cross and Blue Shield of New Jersey, Inc., Health Care
                        Service Corporation, Independence Blue Cross, Pierce County
                        Medical Bureau, Inc. and the Company, which was filed as
                        Exhibit 4(af) to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 1997, and is incorporated herein by reference.
              4(c)      Exchange Agreement, dated December 13, 1995, among Blue
                        Cross and Blue Shield of New Jersey, Inc., Health Care
                        Service Corporation, Independence Blue Cross, Pierce County
                        Medical Bureau, Inc. and the Company, which was filed as
                        Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended December 31, 1995, and is
                        incorporated herein by reference.
              4(d)      Stock and Warrant Purchase Agreement, dated December 22,
                        1995, between the Company and Richard E. Rainwater, which
                        was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31,
                        1995, and is incorporated herein by reference.
              4(e)      Amendment No. 1 to Stock and Warrant Purchase Agreement,
                        dated January 25, 1996, between the Company and
                        Rainwater-Magellan Holdings, L.P., which was filed as
                        Exhibit 4.7 to the Company's Registration Statement on Form
                        S-3 dated February 26, 1996, and is incorporated herein by reference.
              4(f)      Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited
                        Partnership which was filed as Exhibit 4(a) to the Company's current report on Form 8-K, which was filed on April 23,
                        1997, and is incorporated herein by reference.
              4(g)      Amendment No. 1, dated June 17, 1997, to the Warrant
                        Purchase Agreement, dated January 29, 1997, between the
                        Company and Crescent Real Estate Equities Limited
                        Partnership, which was filed as Exhibit 4(b) to the
                        Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.
              4(h)      Indenture, dated as of February 12, 1998, between the
                        Company and Marine Midland Bank, as trustee, relating to the
                        9% Senior Subordinated Notes due February 15, 2008 of the
                        Company, which was filed as Exhibit 4(a) to the Company's
                        Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
              4(i)      Purchase Agreement, dated February 5, 1998, between the
                        Company and Chase Securities Inc., which was filed as
                        Exhibit 4(b) to the Company's Current Report on Form 8-K,
                        which was filed April 3, 1998, and is incorporated herein by reference.
              4(j)      Exchange and Registration Rights Agreement, dated February
                        12, 1998, between the Company and Chase Securities Inc.,
                        which was filed as Exhibit 4(c) to the Company's Current
                        Report on Form 8-K, which was filed on April 3, 1998, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
              4(k)      Credit Agreement, dated February 12, 1998, among the
                        Company, certain of the Company's subsidiaries listed
                        therein and The Chase Manhattan Bank, as administrative
                        agent, which was filed as Exhibit 4(d) to the Company's
                        Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
              4(l)      Amendment No. 1, dated as of September 30, 1998, to the
                        Credit Agreement, dated as of February 12, 1998, among the
                        Company, certain of the Company's subsidiaries listed
                        therein and The Chase Manhattan Bank, as administrative
                        agent, which was filed as Exhibit 4(e) to the Company's
                        Registration Statement Form S-4 (no. 333-49335), which was filed on October 5, 1998, and is incorporated herein by
                        reference.
              4(m)      Amendment No. 2, dated as of April 30, 1999, to the Credit
                        Agreement dated as of February 12, 1998, among the Company certain of the Company's subsidiaries listed therein and the
                        Chase Manhattan Bank, as administrative agent which was
                        filed as Exhibit 4(a) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended June 30, 1999 and is incorporated herein by reference.
              4(n)      Amendment No. 3, dated as of July 29, 1999, to the Credit
                        Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
              4(o)      Amendment No. 4, dated as of September 8, 1999, to the
                        Credit Agreement dated as of February 12, 1998, among the
                        Company's subsidiaries listed therein and the Chase
                        Manhattan Bank, as administrative agent.
              4(p)      Investment Agreement dated as of July 19, 1999, between the
                        Company and TPG Magellan LLC together with the following
                        exhibits: (i) form of Certificate of Designations of Series
                        A Cumulative Convertible Preferred Stock; (ii) form of
                        Certificate of Designation of Series B Cumulative
                        Convertible Preferred Stock; (iii) form of Certificate of
                        Designations of Series C Junior Participating Preferred
                        Stock; and (iv) form of Escrow Agreement by and among The
                        Company, TPG Magellan LLC and SunTrust Bank, Atlanta, as
                        escrow agent, filed as Exhibit 4.1 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.
              4(q)      Registration Rights Agreement, dated as of July 19, 1999,
                        between the Company and TPG Magellan LLC, filed as Exhibit
                        4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by
                        reference.
              4(r)      Amended and Restated Investment Agreement, dated
                        December 14, 1999, between the Company and TPG Magellan LLC together with the following exhibits: (i) form of
                        Certificate of Designations of Series A Cumulative
                        Convertible Preferred Stock; (ii) form of Certificate of
                        Designation of Series B Cumulative Convertible Preferred
                        Stock; (iii) form of Certificate of Designations of Series C
                        Junior Participating Preferred Stock.
            *10(a)      1992 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(c) to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 1994, and is
                        incorporated herein by reference.
            *10(b)      1992 Directors' Stock Option Plan of the Company, as
                        amended, which was filed as Exhibit 10(d) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1994, and is incorporated herein by reference.
            *10(c)      1994 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(e) to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 1994, and is
                        incorporated herein by reference.
            *10(d)      Directors' Unit Award Plan of the Company, which was filed as Exhibit 10(i) to the Company's Registration Statement on
                        Form S-4 (No. 33-53701) filed May 18, 1994, and is
                        incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
            *10(e)      1996 Stock Option Plan of the Company, which was filed as
                        Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended March 31, 1996 and is
                        incorporated herein by reference.
            *10(f)      1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.
            *10(g)      1997 Stock Option Plan of the Company, which was filed as
                        Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended June 30, 1997, and is
                        incorporated herein by reference.
            *10(h)      Amendment to the Company's 1992 Directors' Stock Option
                        Plan, which was filed as Exhibit 10(d) to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        March 31, 1999 and is incorporated herein by reference.
            *10(i)      Amendment to the Company's Directors' 1996 Directors Stock
                        Option Plan, which was filed as Exhibit 10(e) to the
                        Company's Quarterly Report on Form 10-Q for the quarterly
                        period ended March 31, 1999 and is incorporated herein by
                        reference.
            *10(j)      Amendment to the Company's 1994 Stock Option Plan, which was filed as Exhibit 10(f) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
            *10(k)      Amendment to the Company's 1996 Stock Option Plan, which was filed as Exhibit 10(g) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
            *10(l)      Amendment to the Company's 1997 Stock Option Plan, which was filed as Exhibit 10(h) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
            *10(m)      Amended 1998 Stock Option Plan of the Company, which was
                        filed as Exhibit 10(i) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
            *10(n)      Third Amendment to the Company's 1998 Stock Option Plan,
                        which was filed as Exhibit 10(j) to the Company's Quarterly
                        Report on Form 10-Q for the quarterly period ended
                        March 31, 1999 and is incorporated herein by reference.
            *10(o)      Employment Agreement, dated March 31, 1995, between the
                        Company and Craig L. McKnight, Executive Vice President and
                        Chief Financial Officer, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1995, and is incorporated herein by reference.
            *10(p)      Letter Agreement, dated November 9, 1993, between Green
                        Spring Health Services, Inc. and Henry T. Harbin, M.D.,
                        Executive Vice President of the Company and President and
                        Chief Executive Officer of Green Spring Health Services,
                        Inc., which was filed as Exhibit 10(c) to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        December 31, 1995 and is incorporated herein by reference.
            *10(q)      Letter Agreement, dated September 19, 1994 between Green
                        Spring Health Services, Inc. and Henry T. Harbin, M.D.,
                        Executive Vice President of the Company and President and
                        Chief Executive Officer of Green Spring Health Services,
                        Inc., which was filed as Exhibit 10(d) to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        December 31, 1995 and is incorporated herein by reference.
            *10(r)      Employment Agreement dated February 28, 1996, between Green
                        Spring Health Services, Inc. and Henry T. Harbin, M.D.,
                        Executive Vice President of the Company and President and
                        Chief Executive Officer of Green Spring Health Services,
                        Inc., which was filed as Exhibit 10(t) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1996, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
            *10(s)      Compensation Agreement dated September 30, 1996, between
                        Magellan Health Services, Inc. and Henry T. Harbin, M.D.,
                        Executive Vice President of the Company and President and
                        Chief Executive Officer of Green Spring Health Services,
                        Inc., which was filed as Exhibit 10(u) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1996, and is incorporated herein by reference.
            *10(t)      Written description of the Green Spring Health Services,
                        Inc. Annual Incentive Plan for the period ended September
                        30, 1998, which was filed as Exhibit 10(s) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1998 and is incorporated herein by reference.
            *10(u)      Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit
                        10(a) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1999 and is incorporated
                        herein by reference.
            *10(v)      Magellan Behavioral Health Short-Term Incentive Plan for the
                        fiscal year ended September 30, 1999, which was filed as
                        Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended March 31, 1999 and is
                        incorporated herein by reference.
            *10(w)      Letter Agreement, dated March 2, 1999, between the Company and Clifford W. Donnelly, Executive Vice President of the
                        Company.
            *10(x)      Letter Agreement, dated June 4, 1999, between the Company
                        and Mark S. Demilio, Executive Vice President of the
                        Company.
             10(y)      Master Lease Agreement, dated June 16, 1997, between
                        Crescent Real Estate Funding VII, L.P., as Landlord, and
                        Charter Behavioral Health Systems, LLC, as Tenant, which was filed as Exhibit 99(b) to the Company's current report on
                        Form 8-K, which was filed on June 30, 1997, and is
                        incorporated herein by reference.
             10(z)      Master Franchise Agreement, dated June 17, 1997, between the
                        Company and Charter Behavioral Health Systems, LLC, which
                        was filed as Exhibit 99(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is
                        incorporated herein by reference.
             10(aa)     Form of Franchise Agreement, dated June 17, 1997, between
                        the Company, as Franchisor, and Franchise Owners, which was filed as Exhibit 99(d) to the Company's current report on
                        Form 8-K, which was filed on June 30, 1997, and is
                        incorporated herein by reference.
             10(ab)     Subordination Agreement, dated June 16, 1997, between the
                        Company, Charter Behavioral Health Systems, LLC and Crescent
                        Real Estate Equities Limited Partnership, which was filed as
                        Exhibit 99(e) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
             10(ac)     Operating Agreement of Charter Behavioral Health Systems,
                        LLC, dated June 16, 1997, between the Company and Crescent
                        Operating, Inc., which was filed as Exhibit 99(f) to the
                        Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.
             10(ad)     Warrant Purchase Agreement, dated June 16, 1997, between the
                        Company and Crescent Operating, Inc., which was filed as
                        Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
            *10(ae)     1998 Stock Option Plan of the Company which was filed as
                        Exhibit (ay) to the Company's Registration Statement on Form
                        S-4, which was filed on April 3, 1998, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
            *10(af)     Letter Agreement, dated May 7, 1997, between Green Spring
                        Health Services, Inc. and John J. Wider, Jr., Executive Vice
                        President and Chief Operating Officer of Green Spring Health
                        Services, Inc., which was filed as Exhibit 10 (az) to the
                        Company's Registration Statement on Form S-4, which was
                        filed on April 3, 1998, and is incorporated herein by
                        reference.
            *10(ag)     Employment Agreement, dated December 9, 1998, between
                        Magellan Behavioral Health, Inc. and John Wider, President
                        and Chief Operating Officer of Magellan Behavioral Health,
                        Inc., which was filed as Exhibit 10 to the Company's Form
                        10-Q for the quarterly period ended December 31, 1998 and is incorporated herein by reference.
            *10(ah)     Employment Agreement, dated March 12, 1997, between Green
                        Spring Health Services, Inc. and Clarissa C. Marques, Chief
                        Clinical Officer of Green Spring Health Services, Inc.,
                        which was filed as Exhibit 10 (ba) to the Company's
                        Registration Statement on Form S-4, which was filed on April
                        3, 1998, and is incorporated herein by reference.
            *10(ai)     Letter Agreement, dated February 2, 1995, between Green
                        Spring Health Services, Inc. and Clarissa C. Marques, Senior
                        Vice President of Green Spring Health Services, Inc., which was filed as Exhibit 10 (bb) to the Company's Registration
                        Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
            *10(aj)     Employment Agreement, dated February 11, 1999, between the
                        Company and Clarissa C. Marques, Ph.D., Executive Vice
                        President of the Company, which was filed as Exhibit 10(c)
                        to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1999 and is incorporated
                        herein by reference.
            *10(ak)     Employment Agreement, dated June 25, 1998, between the
                        Company and Henry T. Harbin, M.D., President, Chief
                        Executive Officer of the Company, which was filed as exhibit
                        10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated
                        herein by reference.
             10(al)     Offer to Purchase and Consent Solicitation Statement, dated
                        January 12, 1998, by the Company for all of its 11 1/4%
                        Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the Company's Registration Statement on
                        Form S-4, which was filed on April 3, 1998, and is
                        incorporated herein by reference.
             10(am)     Offer to Purchase and Consent Solicitation Statement, dated
                        January 12, 1998, by Merit Behavioral Care Corporation for
                        all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit 10(ad) to the Company's Registration
                        Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
             10(an)     Agreement and Plan of Merger by and among Merit Behavioral
                        Care Corporation, Merit Merger Corp., and CMG Health, Inc.
                        dated as of July 14, 1997, which was filed as Exhibit 10(ah)
                        to the Company's Annual Report on Form 10-K for the year
                        ended September 30, 1998 and is incorporated herein by
                        reference.
             21         List of subsidiaries of the Company.
             23         Consent of Arthur Andersen LLP.
             27         Financial Data Schedule


------------------------

* Constitutes a management contract or compensatory plan arrangement.

(B) REPORTS ON FORM 8-K:


    The Company filed the following current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1999.



                                                                                         FINANCIAL
                                                                                         STATEMENT
       DATE OF REPORT                      ITEM REPORTED AND DESCRIPTION                   FILED
    ---------------------   -----------------------------------------------------------  ---------
    July 19, 1999           Item 5. Other Events--TPG Investment                              No
    September 24, 1999      Item 2. Disposition of Assets--CBHS Transactions               Yes(1)


------------------------


    (1) Unaudited Pro Forma Consolidated Balance Sheet at June 30, 1999; Unaudited Pro Forma Consolidated Statement of Operations for fiscal 1996, 1997 and 1998 and for the nine months ended June 30, 1998 and 1999.


(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.


(D) FINANCIAL STATEMENT AND SCHEDULES REQUIRED BY REGULATION S-X:



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


                                                      MAGELLAN HEALTH SERVICES, INC.
                                                      (Registrant)

Date: December 23, 1999                                           /S/ CLIFFORD W. DONNELLY
                                                      ------------------------------------------------
                                                                    Clifford W. Donnelly
                                                                Executive Vice President and
                                                                  Chief Financial Officer

Date: December 23, 1999                                           /S/ THOMAS C. HOFMEISTER
                                                      ------------------------------------------------
                                                                    Thomas C. Hofmeister
                                                         Senior Vice President and Chief Accounting
                                                                          Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                 /s/ HENRY T. HARBIN                   President, Chief Executive
     -------------------------------------------         Officer and Director       December 23, 1999
                   Henry T. Harbin

                 /s/ DAVID BONDERMAN                   Director
     -------------------------------------------                                    December 23, 1999
                   David Bonderman

               /s/ JONATHAN J. COSLET                  Director
     -------------------------------------------                                    December 23, 1999
                 Jonathan J. Coslet

               /s/ G. FRED DIBONA, JR.                 Director
     -------------------------------------------                                    December 23, 1999
                 G. Fred DiBona, Jr.

              /s/ ANDRE C. DIMITRIADIS                 Director
     -------------------------------------------                                    December 23, 1999
                Andre C. Dimitriadis

                /s/ A.D. FRAZIER, JR.                  Director
     -------------------------------------------                                    December 23, 1999
                  A.D. Frazier, Jr.

                /s/ GERALD L. MCMANIS                  Director
     -------------------------------------------                                    December 23, 1999
                  Gerald L. McManis

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                /s/ DANIEL S. MESSINA                  Director
     -------------------------------------------                                    December 23, 1999
                  Daniel S. Messina

                /s/ ROBERT W. MILLER                   Chairman of the Board of
     -------------------------------------------         Directors                  December 23, 1999
                  Robert W. Miller

                 /s/ DARLA D. MOORE                    Director
     -------------------------------------------                                    December 23, 1999
                   Darla D. Moore

              /s/ JEFFREY A. SONNENFELD                Director
     -------------------------------------------                                    December 23, 1999
                Jeffrey A. Sonnenfeld

                /s/ JAMES B. WILLIAMS                  Director
     -------------------------------------------                                    December 23, 1999
                  James B. Williams

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


    The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:



                                                                PAGE
                                                              --------
MAGELLAN HEALTH SERVICES, INC.
  Audited Consolidated Financial Statements

    Report of independent public accountants................     F-2
    Consolidated balance sheets as of September 30, 1998 and
     1999...................................................     F-3
    Consolidated statements of operations for the fiscal
     years ended September 30, 1997, 1998 and 1999..........     F-4
    Consolidated statements of changes in stockholders'
     equity for the fiscal years ended September 30, 1997,
     1998 and 1999..........................................     F-5
    Consolidated statements of cash flows for the fiscal
     years ended September 30, 1997, 1998 and 1999..........     F-6
    Notes to consolidated financial statements..............     F-7



    The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:



                                                                PAGE
                                                              --------
    Schedule II--Valuation and qualifying accounts..........     S-1

    Financial statements in response to Item 14 (d)(1):



CHOICE BEHAVIORAL HEALTH PARTNERSHIP



    The audited consolidated financial statements of Choice Behavioral Health Partnership ("Choice") will be filed in an amendment to this Form 10-K no later than March 30, 2000. Choice's fiscal year end is December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Magellan Health Services, Inc:



    We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


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


    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health Services, Inc. and subsidiaries as of September 30, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.



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


                                                       ARTHUR ANDERSEN LLP


Baltimore, Maryland
November 30, 1999 (except
with respect to the
matter discussed in
Note 15, as to which the
date is December 15,
1999)

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                       ASSETS
Current Assets:
    Cash, including cash equivalents of $14,185 at
     September 30, 1998 and $10,147 at September 30, 1999 at
     cost, which approximates market value..................  $   92,050   $   37,440
    Accounts receivable, less allowance for doubtful
     accounts of $34,867 at September 30, 1998 and $28,437
     at September 30, 1999..................................     174,846      198,646
    Restricted cash and investments.........................      89,212      116,824
    Refundable income taxes.................................       4,939        3,452
    Other current assets....................................      38,677       18,565
                                                              ----------   ----------
      Total Current Assets..................................     399,724      374,927

Assets restricted for settlement of unpaid claims and other
  long-term liabilities.....................................      37,910           --

Property and equipment, net.................................     177,169      120,667

Deferred income taxes.......................................      98,184       91,657
Investments in unconsolidated subsidiaries..................      11,066       18,396
Other long-term assets......................................      35,415        9,599
Goodwill, net of accumulated amortization of $32,785 at
  September 30, 1998 and
  $60,869 at September 30, 1999.............................     992,431    1,108,086
Other intangible assets, net of accumulated amortization of
  $12,343 at September 30, 1998 and $26,457 at
  September 30, 1999........................................     165,189      158,283
                                                              ----------   ----------
                                                              $1,917,088   $1,881,615
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   42,873   $   44,425
  Accrued liabilities.......................................     193,530      209,796
  Medical claims payable....................................     195,330      189,928
  Current maturities of long-term debt and capital lease
    obligations.............................................      23,033       30,119
                                                              ----------   ----------
        Total Current Liabilities...........................     454,766      474,268

Long-term debt and capital lease obligations................   1,202,613    1,114,189
Reserve for unpaid claims...................................      30,280           --
Deferred credits and other long-term liabilities............      14,011       92,948
Minority interest...........................................      26,985        3,514

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, without par value
    Authorized--10,000 shares
    Issued and outstanding--none............................          --           --
  Common stock, par value $.25 per share
    Authorized--80,000 shares
    Issued and outstanding--33,898 shares at September 30,
    1998 and 34,268 shares at September 30, 1999............       8,476        8,566
  Other Stockholders' Equity:
    Additional paid-in capital..............................     349,651      352,030
    Accumulated deficit.....................................    (149,238)    (144,550)
    Warrants outstanding....................................      25,050       25,050
    Common stock in treasury, 2,289 shares at September 30,
     1998 and September 30, 1999............................     (44,309)     (44,309)
    Cumulative foreign currency adjustments included in
     other comprehensive income.............................      (1,197)         (91)
                                                              ----------   ----------
        Total Stockholders' Equity..........................     188,433      196,696
                                                              ----------   ----------
                                                              $1,917,088   $1,881,615
                                                              ==========   ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                1997        1998         1999
                                                              --------   ----------   ----------
Net revenue.................................................  $463,872   $1,310,778   $1,871,636
                                                              --------   ----------   ----------

Costs and expenses:
  Salaries, cost of care and other operating expenses.......   438,472    1,183,626    1,663,626
  Equity in (earnings) losses of unconsolidated
  subsidiaries..............................................     5,567      (12,795)     (20,442)
  Depreciation and amortization.............................    19,683       49,264       73,531
  Interest, net.............................................    46,438       76,505       93,752
  Stock option expense (credit).............................     4,292       (5,623)          18
  Managed care integration costs............................        --       16,962        6,238
  Special charges...........................................        --           --        4,441
                                                              --------   ----------   ----------
                                                               514,452    1,307,939    1,821,164
                                                              --------   ----------   ----------
Income (loss) from continuing operations before income
  taxes, minority interest and extraordinary items..........   (50,580)       2,839       50,472
Provision for (benefit from) income taxes...................   (20,232)       5,544       27,376
                                                              --------   ----------   ----------
Income (loss) from continuing operations before minority
  interest and extraordinary items..........................   (30,348)      (2,705)      23,096
Minority interest...........................................     6,856        4,094          630
                                                              --------   ----------   ----------
Income (loss) from continuing operations before
  extraordinary items.......................................   (37,204)      (6,799)      22,466
Discontinued operations:
  Income from discontinued operations(1)....................    41,959       20,531       29,645
  Loss on disposal of discontinued operations, net of income
    tax benefit of $31,616..................................        --           --      (47,423)
                                                              --------   ----------   ----------
                                                                41,959       20,531      (17,778)
                                                              --------   ----------   ----------
Income before extraordinary items...........................     4,755       13,732        4,688
Extraordinary items--net losses on early extinguishments of
  debt (net of income tax benefit of $3,503 in 1997 and
  $22,010 in 1998)..........................................    (5,253)     (33,015)          --
                                                              --------   ----------   ----------
Net income (loss)...........................................  $   (498)  $  (19,283)  $    4,688
Other comprehensive income (loss)...........................      (683)         675        1,106
                                                              --------   ----------   ----------
Comprehensive income (loss).................................  $ (1,181)  $  (18,608)  $    5,794
                                                              ========   ==========   ==========

Weighted average number of common shares
  outstanding--basic........................................    28,781       30,784       31,758
                                                              ========   ==========   ==========

Weighted average number of common shares
  outstanding--diluted......................................    28,781       30,784       31,916
                                                              ========   ==========   ==========

Income (loss) per common share--basic:
  Income (loss) from continuing operations before
  extraordinary items.......................................  $  (1.29)  $    (0.22)  $     0.71
                                                              ========   ==========   ==========
  Income (loss) from discontinued operations................  $   1.46   $     0.67   $    (0.56)
                                                              ========   ==========   ==========
  Extraordinary losses on early extinguishments of debt.....  $  (0.18)  $    (1.07)  $       --
                                                              ========   ==========   ==========
Net income (loss)...........................................  $  (0.02)  $    (0.63)  $     0.15
                                                              ========   ==========   ==========

Income (loss) per common share--diluted:
  Income (loss) from continuing operations before
  extraordinary items.......................................  $  (1.29)  $    (0.22)  $     0.70
                                                              ========   ==========   ==========
  Income (loss) from discontinued operations................  $   1.46   $     0.67   $    (0.56)
                                                              ========   ==========   ==========
  Extraordinary losses on early extinguishments of debt.....  $  (0.18)  $    (1.07)  $       --
                                                              ========   ==========   ==========
Net income (loss)...........................................  $  (0.02)  $    (0.63)  $     0.15
                                                              ========   ==========   ==========


------------------------------


(1) Net of income tax provision of $27,973, $13,687 and $19,763, for fiscal 1997, 1998 and 1999, respectively.


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                 (IN THOUSANDS)



                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Common Stock:
  Balance, beginning of period..............................  $   8,252   $   8,361   $   8,476
  Exercise of options and warrants..........................        109         115          90
                                                              ---------   ---------   ---------
  Balance, end of period....................................      8,361       8,476       8,566
                                                              ---------   ---------   ---------
Additional paid-in capital:
  Balance, beginning of period..............................    327,681     340,645     349,651
  Stock option expense (credit).............................      4,292      (5,623)         18
  Exercise of options and warrants..........................      8,156       3,867       2,542
  Green Spring Minority Stockholder Conversion..............         --      10,722          --
  Other.....................................................        516          40        (181)
                                                              ---------   ---------   ---------
  Balance, end of period....................................    340,645     349,651     352,030
                                                              ---------   ---------   ---------
Accumulated deficit:
  Balance, beginning of period..............................   (129,457)   (129,955)   (149,238)
  Net income (loss).........................................       (498)    (19,283)      4,688
                                                              ---------   ---------   ---------
  Balance, end of period....................................   (129,955)   (149,238)   (144,550)
                                                              ---------   ---------   ---------
Warrants outstanding:
  Balance, beginning of period..............................         54      25,050      25,050
  Exercise of warrants......................................         (4)         --          --
  Issuance of warrants to Crescent and COI..................     25,000          --          --
                                                              ---------   ---------   ---------
  Balance, end of period....................................     25,050      25,050      25,050
                                                              ---------   ---------   ---------
Common stock in treasury:
  Balance, beginning of period..............................    (82,731)    (82,731)    (44,309)
  Purchases of treasury stock...............................         --     (14,352)         --
  Green Spring Minority Stockholder Conversion..............         --      52,774          --
                                                              ---------   ---------   ---------
  Balance, end of period....................................    (82,731)    (44,309)    (44,309)
                                                              ---------   ---------   ---------
Cumulative foreign currency adjustments included in other
comprehensive income:
  Balance, beginning of period..............................     (1,189)     (1,872)     (1,197)
Components of other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss) (net
    of reclassification adjustment related to sale of
    European Hospitals of $1,678 in 1999)...................     (1,138)      1,125        (230)
  Sale of European Hospitals................................         --          --       2,074
                                                              ---------   ---------   ---------
                                                                 (1,138)      1,125       1,844
  Provision for (benefit from) income taxes.................       (455)        450         738
                                                              ---------   ---------   ---------
  Other comprehensive income (loss).........................       (683)        675       1,106
                                                              ---------   ---------   ---------
  Balance, end of period....................................     (1,872)     (1,197)        (91)
                                                              ---------   ---------   ---------
Total Stockholders' Equity..................................  $ 159,498   $ 188,433   $ 196,696
                                                              =========   =========   =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  MAGELLAN HEALTH SERVICES, INC. SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)



                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------------
                                                                1997             1998              1999
                                                                ----             ----              ----
Cash Flows From Operating Activities
  Net income (loss).........................................  $    (498)      $   (19,283)      $    4,688
                                                              ---------       -----------       ----------
    Adjustments to reconcile net income (loss) to net cash
     provided by
      (used in) operating activities:
        Loss (gain) on sale of assets.......................     54,121            (3,001)         (23,623)
        Loss on CBHS Transactions...........................         --                --           79,039
        Depreciation and amortization.......................     19,683            49,264           73,531
        Impairment of long-lived assets.....................         --             2,507               --
        Other non-cash portion of special charges and
        discontinued operations.............................     33,300            37,499             (422)
        Equity in (earnings) losses of unconsolidated
        subsidiaries........................................      5,567           (12,795)         (20,442)
        Stock option expense (credit).......................      4,292            (5,623)              18
        Non-cash interest expense...........................      1,710             2,935            3,843
        Extraordinary losses on early extinguishments of
        debt................................................      8,756            55,025               --
    Cash flows from changes in assets and liabilities, net
     of effects from sales and acquisitions of businesses:
      Accounts receivable, net..............................     60,675            (1,585)         (21,321)
      Restricted cash and investments.......................         --           (21,782)         (22,130)
      Other current assets..................................      4,708            (3,010)           6,182
      Other long-term assets................................     (2,411)            4,955            2,577
      Accounts payable and accrued liabilities..............    (68,715)          (50,082)         (20,842)
      Medical claims payable................................      8,056             6,358          (22,202)
      Income taxes payable and deferred income taxes........    (14,669)          (14,489)          14,143
      Reserve for unpaid claims.............................    (26,553)          (19,177)         (30,196)
      Other liabilities.....................................    (23,038)           (9,290)          17,224
      Minority interest, net of dividends paid..............      9,633              (929)           3,142
      Other.................................................     (1,018)           (1,701)          (1,333)
                                                              ---------       -----------       ----------
      Total adjustments.....................................     74,097            15,079           37,188
                                                              ---------       -----------       ----------
        Net cash provided by (used in) operating
        activities..........................................     73,599            (4,204)          41,876
                                                              ---------       -----------       ----------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (33,348)          (44,213)         (48,119)
  Acquisitions and investments in businesses, net of cash
    acquired................................................    (50,876)       (1,046,436)         (69,457)
  Conversion of joint ventures from consolidation to equity
    method..................................................         --                --          (21,092)
  Distributions received from unconsolidated subsidiaries...         --            11,441           21,970
  Decrease in assets restricted for settlement of unpaid
    claims and other long-term liabilities..................     17,209            51,006           42,570
  Proceeds from sale of assets..............................    398,695            11,875           54,196
                                                              ---------       -----------       ----------
        Net cash provided by (used in) investing
        activities..........................................    331,680        (1,016,327)         (19,932)
                                                              ---------       -----------       ----------
Cash Flows From Financing Activities:
  Payments on debt and capital lease obligations............   (390,254)         (438,633)        (156,004)
  Proceeds from issuance of debt, net of issuance costs.....    203,643         1,188,706           76,818
  Proceeds from exercise of stock options and warrants......      8,265             3,982            2,632
  Proceeds from issuance of warrants........................     25,000                --               --
  Purchases of treasury stock...............................         --           (14,352)              --
                                                              ---------       -----------       ----------
        Net cash provided by (used in) financing
        activities..........................................   (153,346)          739,703          (76,554)
                                                              ---------       -----------       ----------
Net increase (decrease) in cash and cash equivalents........    251,933          (280,828)         (54,610)
Cash and cash equivalents at beginning of period............    120,945           372,878           92,050
                                                              ---------       -----------       ----------
Cash and cash equivalents at end of period..................  $ 372,878       $    92,050       $   37,440
                                                              =========       ===========       ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


    The Company's primary business segment, as of September 30, 1999, was its behavioral managed healthcare business. The Company operates in two other business segments, which are described in further detail in Note 13, "Business Segment Information."



    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprise the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). The results of operations of the healthcare provider and healthcare franchising business segments have been reported in the accompanying financial statements as discontinued operations for all periods presented.


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


    ADVERTISING COSTS


    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense for continuing operations was approximately $0.7 million, $2.4 million and $2.4 million for the fiscal years ended
September 30, 1997, 1998 and 1999, respectively. Advertising expense for discontinued operations was approximately $18.5 million, $2.3 million and $0.2 million for the years ended September 30, 1997, 1998, and 1999, respectively.


    INTEREST, NET


    The Company records interest expense net of interest income. Interest income for the fiscal years ended September 30, 1997, 1998, and 1999 was approximately $9.0 million, $10.8 million and $10.4 million, respectively.


    CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RESTRICTED CASH AND INVESTMENTS


    Restricted cash and investments at September 30, 1998 and 1999 include approximately $89.2 million and $116.8 million, respectively that is held for the payment of claims under the terms of certain behavioral managed care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.


    CONCENTRATION OF CREDIT RISK


    Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.


    ASSETS RESTRICTED FOR THE SETTLEMENT OF UNPAID CLAIMS AND OTHER LONG-TERM
     LIABILITIES


    Assets restricted for the settlement of unpaid claims and other long-term liabilities include investments which are carried at fair market value. Transfer of such investments from the Company's insurance subsidiaries to Magellan or any of its other subsidiaries is subject to approval by certain regulatory authorities. As of September 30, 1998 and 1999, assets restricted for settlement of unpaid claims and other long-term liabilities were approximately $37.9 million and $0, respectively. On July 2, 1999, the Company transferred its remaining unpaid claims portfolio to a third party insurer for approximately $22.3 million. This transfer was funded from assets restricted for the settlement of unpaid claims.



    The investments can be classified into three categories: (i) held to maturity; (ii) available for sale; and (iii) trading. Unrealized holding gains or losses are recorded for trading and available for sale securities. The Company's investments are classified as available for sale. The unrealized gain or loss on investments available for sale was not material at September 30, 1997, 1998 and 1999.


    PROPERTY AND EQUIPMENT


    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally ten to forty years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $9.6 million, $18.6 million and $30.0 million for the fiscal years ended September 30, 1997, 1998 and 1999, respectively. Depreciation expense for discontinued operations was $24.5 million, $5.4 million and $2.3 million for the fiscal years ended September 30, 1997, 1998 and 1999, respectively.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    Property and equipment, net, consisted of the following at September 30, 1998 and 1999 (in thousands):



                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Land........................................................  $ 11,607   $    114
Buildings and improvements..................................    78,886     12,079
Equipment...................................................   112,422    119,518
Capitalized internal-use software...........................    33,923     55,648
                                                              --------   --------
                                                               236,838    187,359
Accumulated depreciation....................................   (60,100)   (66,692)
                                                              --------   --------
                                                               176,738    120,667
Construction in progress....................................       431         --
                                                              --------   --------
  Property and equipment, net...............................  $177,169   $120,667
                                                              ========   ========


    INTANGIBLE ASSETS


    Intangible assets are composed principally of (i) goodwill, (ii) customer lists and relationships and (iii) deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 to 40 years. Customer lists and relationships and other intangible assets are amortized using the straight-line method over their estimated useful lives of 4 to 30 years. Deferred financing costs are amortized over the terms of the underlying agreements.



    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Impairment losses from continuing operations of approximately $2.4 million were recorded in fiscal 1998 as a result of the Integration Plan (see Note 9), including property and equipment.


    MEDICAL CLAIMS PAYABLE


    Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claim payment experience for member groups, adjudication decisions, enrollment data, utilization statistics and other factors. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


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


    The Exchange Option (as defined), was classified as a potentially dilutive security for fiscal 1997 and 1998 for the purpose of computing diluted income per common share. The Exchange Option (as defined) was anti-dilutive for fiscal 1997 and 1998 and, therefore, was excluded from the diluted income per common share calculations. The Exchange Option (as defined) was exercised in January 1998.


    STOCK-BASED COMPENSATION


    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") which became effective for fiscal years beginning after December 15, 1995 (fiscal 1997 for the Company). FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities are allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 are required to make pro forma disclosures of net income and income per common share as if the provisions of FAS 123 had been applied. The Company has adopted
FAS 123 on a pro forma disclosure basis. The Company continues to account for stock-based compensation under APB 25. See Note 6, "Stockholders' Equity".



    RECENT ACCOUNTING PRONOUNCEMENTS



    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. Start-up costs, as defined by SOP 98-5, include pre-operating costs, pre-opening costs and organizational costs. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs remaining on the balance sheet when SOP 98-5 is adopted. Prior year financial statements cannot be restated. The Company adopted SOP 98-5 on October 1, 1998. The adoption of SOP 98-5 did not have any impact on the Company's financial position or results of operations.


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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


    In addition, the provisions of EITF 96-16 must be applied to majority-owned subsidiaries previously consolidated under ARB 51/FAS 94 for which the underlying agreements have not been modified in financial statements issued for years ending after December 15, 1998 (fiscal 1999 for the Company). The adoption of the provisions of EITF 96-16 on October 1, 1998, had the following effects on the Company's consolidated financial position:


                                                              OCTOBER 1,
                                                                 1998
                                                              ----------
INCREASE (DECREASE) IN:
 Cash and cash equivalents..................................   $(21,092)
  Other current assets......................................     (9,538)
  Long-term assets..........................................    (30,049)
  Investment in unconsolidated subsidiaries.................     26,498
                                                               --------
    Total Assets............................................   $(34,181)
                                                               ========
  Current liabilities.......................................   $(10,381)
  Minority interest.........................................    (23,800)
                                                               --------
    Total Liabilities.......................................   $(34,181)
                                                               ========


    RECLASSIFICATIONS



    Certain reclassifications have been made to fiscal 1997 and 1998 amounts to conform to fiscal 1999 presentation.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES

    ACQUISITIONS


    MERIT ACQUISITION. On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit manages behavioral healthcare programs across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. The Company accounted for the Merit acquisition using the purchase method of accounting. On September 12, 1997, Merit completed the acquisition of CMG Health, Inc. ("CMG"). CMG was also a national behavioral managed healthcare company. Merit paid approximately $48.7 million in cash and issued approximately 739,000 shares of Merit common stock as consideration for CMG. The former owners of CMG may be entitled to additional consideration, depending on the performance of three CMG customer contracts. Such contingent payments are subject to an aggregate maximum of $23.5 million. No contingent consideration will be payable to the former shareholders of CMG based on the performance of two of the three CMG customer contracts at September 30, 1999. The Company may still be required to pay contingent consideration to the former shareholders of CMG depending on the financial performance of CHOICE Behavioral Health Partnership ("Choice"). Choice is a joint venture with Value Options, Inc. that services a contract with CHAMPUS (as defined). The Company and Value Options, Inc. each own 50% of Choice. The payment of contingent consideration, if any, to the former shareholders of CMG, depends on the financial performance of Choice from October 1, 1996 to June 30, 1997, which is subject to a CHAMPUS Adjustment (as defined) the Company expects to receive in fiscal 2000. The Company has initiated legal proceedings against certain former owners of CMG with respect to representations made by such former owners in conjunction with Merit's acquisition of CMG. Whether any contingent payments will be made to the former shareholders of CMG and the amount and timing of contingent payments, if any, may be subject to the outcome of these proceedings.



    In connection with the acquisition of Merit, the Company (i) terminated its existing credit agreement; (ii) repaid all loans outstanding pursuant to Merit's existing credit agreement; (iii) completed a tender offer for its 11.25% Series A Senior Subordinated Notes due 2004 (the "Old Notes"); (iv) completed a tender offer for Merit's 11.50% Senior Subordinated notes due 2005 (the "Merit Outstanding Notes"); (v) entered into a new senior secured bank credit agreement (the "Credit Agreement") providing for a revolving credit facility (the "Revolving Facility") and a term loan facility (the "Term Loan Facility") of up to $700 million; and (vi) issued $625 million in 9.0% Senior Subordinated Notes due 2008 (the "Notes").

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)

    The following table sets forth the sources and uses of funds for the Merit acquisition and related transactions (the "Transactions") at closing (in thousands):


SOURCES:
Cash and cash equivalents...................................  $   59,290
Credit Agreement:
  Revolving Facility (1)....................................      20,000
  Term Loan Facility........................................     550,000
The Notes...................................................     625,000
                                                              ----------
    Total sources...........................................  $1,254,290
                                                              ==========

USES:
Cash paid to Merit Shareholders.............................  $  448,867
Repayment of Merit existing credit agreement (2)............     196,357
Purchase of the Old Notes (3)...............................     432,102
Purchase of Merit Outstanding Notes (4).....................     121,651
Transaction costs (5).......................................      55,313
                                                              ----------
    Total uses..............................................  $1,254,290
                                                              ==========


------------------------


(1) The Revolving Facility provides for borrowings of up to $150.0 million.



(2) Includes principal amount of $193.7 million and accrued interest of $2.7 million.


(3) Includes principal amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.


(4) Includes principal amount of $100.0 million, tender premium of $18.8 million and accrued interest of $2.8 million.



(5) Transaction costs include, among other things, expenses associated with the debt tender offers, the Notes offering, the Merit acquisition and the Credit Agreement.



    HAI ACQUISITION. On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna, Inc. ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI manages behavioral healthcare programs, primarily through EAPs and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna over the five year period subsequent to closing. The amount and timing of the payments will be contingent upon net increases in the number of HAI's covered lives in specified products. The Company accounted for the HAI acquisition using the purchase method of accounting.



    The Company may be required to make additional contingent payments of up to $300 million to Aetna (the "Contingent Payments") over the five-year period (each year a "Contract Year") subsequent to closing. The amount and timing of the Contingent Payments will depend upon HAI's receipt of additional covered lives as computed, under two separate calculations. Under the first calculation, the Company may be required to pay up to $25.0 million per year for each of five years following the acquisition based on the net annual growth in the number of lives covered in specified HAI products. Under the second calculation,

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)


the Company may be required to pay up to $35.0 million per Contract Year, based on the net cumulative increase in lives covered by certain other HAI products.


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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)

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


    The Company paid $60.0 million to Aetna on March 26, 1999 for both the full Tranche 1 Payment and the full Tranche 2 Payment for the Contract Year ended December 31, 1998. Also, based upon the most recent membership enrollment data related to the Contract Year to end December 31, 1999 ("Contract Year 2"), the Company believes beyond a reasonable doubt that it will be required to make both the full Tranche 1 Payment and the full Tranche 2 Payment ($60.0 million in aggregate) related to Contract Year 2. Accordingly, the Company recorded
$120.0 million of goodwill and other intangible assets related to the purchase of HAI during fiscal 1999. The Contract Year 2 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's consolidated balance sheet as of September 30, 1999. The Company intends to borrow under the Revolving Facility to meet this obligation, which is expected to be paid during the second quarter of fiscal 2000.



    The Company would record additional contingent consideration payable, if any, as goodwill and identifiable intangible assets.


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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)

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


    - The Company capped future obligations with respect to additional contingent payments for the purchase of Allied at $3.0 million. The earnings targets which must be met by Allied for this amount to be paid were increased.



    The Company would record contingent consideration payable, if any, as additional goodwill.



    The following unaudited pro forma information for the fiscal years ended September 30, 1998 and 1999 has been prepared assuming the Allied acquisition, HAI acquisition, Merit acquisition, the Transactions, the Green Spring Minority Stockholder Conversion (as defined), the Europe Sale (as defined) and the CBHS Transactions (as defined), were consummated on October 1, 1997. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such transactions been consummated on October 1, 1997 or which may be attained in future periods (in thousands, except per share data):



                                                                        PRO FORMA
                                                                FOR THE FISCAL YEAR ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1999
                                                              -------------   -------------
Net revenue.................................................    $1,609,770      $1,871,636
Income (loss) from continuing operations before
 extraordinary item(1)(2)...................................        (1,152)         28,924
Income (loss) per common share--basic:
  Income (loss) from continuing operations before
    extraordinary item......................................         (0.04)           0.91
Income (loss) per common share--diluted:
  Income (loss) from continuing operations before
    extraordinary item......................................         (0.04)           0.91


------------------------


(1) Excludes expected unrealized cost savings related to the Integration Plan (as defined) and managed care integration costs (See Note 9).


(2) Excludes the extraordinary losses on early extinguishment of debt for the year ended September 30, 1998, that were directly attributable to the consummation of the Transactions.


    HUMAN SERVICES ACQUISITIONS During fiscal 1998 and 1999, the Company acquired eight businesses, in aggregate, in its human services segment for an initial aggregate purchase price of approximately $60 million (collectively, the "Human Services Acquisitions"). The Human Services Acquisitions were accounted for using the purchase method of accounting. The Human Services Acquisitions provide various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)


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



    The Company recorded the investments in Green Spring using the purchase method of accounting. Green Spring's results of operations have been included in the Company's consolidated financial statements since the acquisition date, less minority interest through January, 1998, at which time the Company became the sole owner of Green Spring.



    At each reporting date through January 1998, the Company assessed the fair value of the Exchange Option in relation to the redemption price available to the minority stockholders. In any period that the fair value of the Exchange Option was determined to be less than the redemption price, the difference would have been recognized as an adjustment to minority interest. No losses were recorded in fiscal 1997 and 1998 as a result of changes in the fair value of the Exchange Option.


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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)


    A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):



                                              SEPTEMBER 30, 1998   SEPTEMBER 30, 1999
                                              ------------------   ------------------
Current assets..............................        $22,974              $19,572
Property and equipment, net.................            345                  228
                                                    -------              -------
  Total assets..............................        $23,319              $19,800
                                                    =======              =======
Current liabilities.........................        $16,829              $12,673
Partners' capital...........................          6,490                7,127
                                                    -------              -------
Total liabilities and partners' capital.....        $23,319              $19,800
                                                    =======              =======
Magellan investment in Choice...............        $ 3,245              $ 3,563
                                                    =======              =======



                                               FOR THE 231 DAYS
                                                     ENDED           FISCAL YEAR ENDED
                                              SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                              -------------------   -------------------
Net revenue.................................         $38,676              $54,880
Operating expenses..........................          22,914               28,124
                                                     -------              -------
  Net income................................         $15,762              $26,756
                                                     =======              =======
Magellan equity income......................         $ 7,881              $13,378
                                                     =======              =======



    The Company owns a 50% interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1998 and 1999 was $5.8 million and $12.2 million, respectively. The Company's equity in income (loss) of Premier for fiscal 1997, 1998 and 1999 was $(5.6) million, $4.7 million and $6.3 million, respectively.



3. DISCONTINUED OPERATIONS


GENERAL


    On September 10, 1999, the Company consummated the transfer of assets and other interests pursuant to a Letter Agreement dated August 10, 1999 with Crescent Real Estate Equities ("Crescent"), Crescent Operating, Inc. ("COI") and Charter Behavioral Health Systems, LLC ("CBHS") that effects the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS Transactions"). The terms of the CBHS Transactions are summarized as follows:


HEALTHCARE PROVIDER INTERESTS


    - The Company redeemed 80% of its CBHS common interest and all of its CBHS preferred interest, leaving it with a 10% non-voting common interest in CBHS.



    - The Company agreed to transfer to CBHS its interests in five of its six hospital-based joint ventures ("Provider JVs") and related real estate as soon as practicable.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



3. DISCONTINUED OPERATIONS (CONTINUED)



    - The Company transferred to CBHS the right to receive approximately
      $7.1 million from Crescent for the sale of two psychiatric hospitals that were acquired by the Company (and leased to CBHS) in connection with CBHS' acquisition of certain businesses from Ramsay Healthcare, Inc. in fiscal 1998.


    - The Company forgave receivables due from CBHS of approximately
      $3.3 million for payments received by CBHS for patient services prior to the formation of CBHS on June 17, 1997. The receivables related primarily to patient stays that "straddled" the formation date of CBHS.

    - The Company will pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date.

    - CBHS will indemnify the Company for 20% of up to the first $50 million (i.e., $10 million) for expenses, liabilities and settlements related to government investigations for events that occurred prior to June 17, 1997 (the "CBHS Indemnification"). CBHS will be required to pay the Company a maximum of $500,000 per year under the CBHS Indemnification.

    - Crescent, COI, CBHS and Magellan have provided each other with mutual releases of claims among all of the parties with respect to the original transactions that effected the formation of CBHS and the operation of CBHS since June 17, 1997 with certain specified exceptions.


    - The Company transfered certain other real estate and interests related to the healthcare provider business to CBHS.


HEALTHCARE FRANCHISING INTERESTS


    - The Company transferred its healthcare franchising interests to CBHS, which included Charter Advantage, LLC, the Charter call center operation, the Charter name and related intellectual property. The Company has been released from performing any further franchise services or incurring future franchising expenses.



    - The Company forgave prepaid call center management fees of approximately $2.7 million.


    - The Company forgave unpaid franchise fees of approximately $115 million.


    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represents the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million, (primarily non-cash) in the fourth quarter of fiscal 1999. The Company expects to transfer the Provider JVs and related real estate to CBHS and to sell its remaining joint venture interest and related real estate by no later than August 31, 2000.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



3. DISCONTINUED OPERATIONS (CONTINUED)


    The summarized results of the operations of the healthcare provider and healthcare franchising segments are as follows (in thousands):


                                                               FISCAL YEARS ENDED SEPTEMBER 30
                                                              ---------------------------------
HEALTHCARE PROVIDER                                             1997        1998        1999
------------------------------------------------------------  --------    --------    --------
Net revenue(1)..............................................  $729,652    $133,256    $ 74,860
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........   582,609     106,760      53,952
Equity in earnings of unconsolidated subsidiaries...........        --          --      (2,901)
Depreciation and amortization...............................    25,018       5,266       2,141
Interest income(2)..........................................    (1,060)     (1,130)        (76)
Special charges(income), net................................    60,225         135     (33,046)
Other expenses(3)...........................................    27,390      10,093      21,907
                                                              --------    --------    --------
Net income..................................................  $ 35,470    $ 12,132    $ 32,883
                                                              ========    ========    ========

HEALTHCARE FRANCHISING
------------------------------------------------------------
Net revenue.................................................  $ 22,739    $ 55,625    $    563
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........     3,643       9,072       5,623
Equity in loss of CBHS......................................     8,122      31,878          --
Depreciation and amortization...............................       160         355         337
Special charges.............................................        --         323          --
Other expenses(3)...........................................     4,325       5,598      (2,159)
                                                              --------    --------    --------
Net income (loss)...........................................  $  6,489    $  8,399    $ (3,238)
                                                              ========    ========    ========

DISCONTINUED OPERATIONS--COMBINED
------------------------------------------------------------
Net revenue(1)..............................................  $752,391    $188,881    $ 75,423
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........   586,252     115,832      59,575
Equity in (earnings) losses of unconsolidated
  subsidiaries..............................................     8,122      31,878      (2,901)
Depreciation and amortization...............................    25,178       5,621       2,478
Interest income(2)..........................................    (1,060)     (1,130)        (76)
Special charges (income), net...............................    60,225         458     (33,046)
Other expenses(3)...........................................    31,715      15,691      19,748
                                                              --------    --------    --------
Net income..................................................  $ 41,959    $ 20,531    $ 29,645
                                                              ========    ========    ========


------------------------


(1) Includes $27.4 million, $7.0 million and $21.6 million in fiscal 1997, 1998 and 1999, respectively, related to the settlement and adjustment of reimbursement issues related to prior periods ("Cost Report Settlements").



(2) Interest expense has not been allocated to discontinued operations.



(3) Includes income taxes and minority interest.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



3. DISCONTINUED OPERATIONS (CONTINUED)



    The summary of the loss on disposal of discontinued operations is as follows (in thousands):



Basis in Provider JV's..................................  $ 44,598
Basis in Real Estate transferred to CBHS................    13,969
Basis in Franchise and other operations.................     7,285
Working capital forgiveness.............................     5,565
Transaction costs and legal fees........................     7,622
                                                          --------
Loss before income taxes................................    79,039
Income tax benefit......................................    31,616
                                                          --------
                                                          $ 47,423
                                                          ========



    Remaining assets and liabilities of the provider business at September 30, 1999 include, among other things, (i) net amounts receivable for Cost Report Settlements of $16.2 million, (ii) hospital-based real estate of $7.0 million,
(iii) long-term debt of $6.4 million related to the hospital-based real estate and (iv) reserve for discontinued operations of $11.4 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note 11.



    The following table provides a rollforward of liabilities resulting from the CBHS Transactions (in thousands):



                                               BALANCE                                           BALANCE
                                            SEPTEMBER 30,                                     SEPTEMBER 30,
TYPE OF COST                                    1998        ADDITIONS   PAYMENTS    OTHER         1999
------------                                -------------   ---------   --------   --------   -------------
Transaction costs and legal fees..........      $ --         $ 7,622      $(69)      $ --        $ 7,553
Provider JV working capital...............        --           2,931        --        185          3,116
Other.....................................        --             755        --         --            755
                                                ----         -------      ----       ----        -------
                                                $ --         $11,308      $(69)      $185        $11,424
                                                ====         =======      ====       ====        =======


CRESCENT TRANSACTIONS


    On June 17, 1997, the Company consummated a series of transactions including the sale of substantially all of its domestic hospital real estate and related personal property (the "Psychiatric Hospital Facilities") to Crescent and the sale of certain related assets to CBHS. In addition, CBHS was formed as a joint venture to operate the domestic portion of the Company's provider business segment. CBHS was initially owned equally by Magellan and COI. The Company accounted for its 50% investment in CBHS under the equity method of accounting. The Company received approximately $417.2 million in cash (before costs estimated to be $16.0 million) and warrants in COI for the purchase of 2.5% of COI's common stock at $18.32, which are exercisable over 12 years. The Company also issued 1,283,311 warrants each to Crescent and COI (the "Crescent Warrants") for the purchase of Magellan common stock at an exercise price of $30 per share.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


3. DISCONTINUED OPERATIONS (CONTINUED)


    In related agreements, (i) Crescent leased the hospital real estate and related assets to CBHS for initial annual rent beginning at approximately $41.7 million with a 5% annual escalation clause compounded annually (the "Facilities Lease") and (ii) CBHS was to pay Magellan approximately $78.3 million in annual franchise fees, subject to increase, for the use of assets retained by Magellan and for support in certain areas. The franchise fees to be paid by CBHS to the Company were subordinated to the lease obligations in favor of Crescent. The assets retained by Magellan included, but were not limited to, the "CHARTER" name, intellectual property, protocols and procedures, clinical quality management, operating processes and the "1-800-CHARTER" telephone call center. Magellan provided CBHS ongoing support in areas including advertising and marketing assistance, risk management services, outcomes monitoring, and consultation on matters relating to reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.



    The Company initially used approximately $200 million of the proceeds from the Crescent Transactions to reduce its long-term debt, including borrowings under its then existing credit agreement. In December 1997, the Company used the remaining proceeds from the Crescent Transactions to acquire additional managed healthcare businesses. See Note 2, "Acquisitions and Joint Ventures."



    The Company recorded a loss before income taxes of approximately $59.9 million in fiscal 1997 as a result of the Crescent Transactions, which consisted of the following (in thousands):



Accounts receivable collection fees.........................  $21,400
Impairment losses on intangible assets......................   14,408
Exit costs and construction obligation......................   12,549
Loss on the sale of property and equipment..................   11,511
                                                              -------
                                                              $59,868
                                                              =======



    Accounts receivable collection fees represent the reduction in the net realizable value of accounts receivable for estimated collection fees on retained hospital-based receivables for CBHS pursuant to a contractual obligation with CBHS, whereby CBHS received a fee equal to 5% of collections for the first 120 days after consummation of the Crescent Transactions and estimated bad debt agency fees of 40% for receivables collected subsequent to 120 days after the consummation of the Crescent Transactions. The Company reduced the accounts receivable collection fees reserve by $8.1 million during the fourth quarter of fiscal 1999 as substantially all hospital-based receivables subject to the collection fees had been collected at September 30, 1999.


INVESTMENT IN CBHS


    The Company owned a 50% voting interest and 10% non-voting interest in CBHS as of September 30, 1998 and 1999 respectively. The Company became a 50% owner of CBHS upon consummation of the Crescent Transactions and reduced its ownership interest to 10% as a result of the CBHS Transactions. The Company accounted for its investment in CBHS using the equity method through September 10, 1999. The Company's 10% investment in CBHS is valued at $0 at September 30, 1999.



    HOSPITAL-BASED JOINT VENTURES. The Company was an owner in six and five hospital-based joint ventures at September 30, 1998 and 1999, respectively. The Company sold its interest in the Chicago, IL

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


3. DISCONTINUED OPERATIONS (CONTINUED)


joint venture to the minority owner in September 1999. Generally, each member of the joint venture leased and/or contributed certain assets in each respective market to the joint venture with the Company becoming the managing member.



    On October 1, 1998, the Provider JVs, excluding Westwood/Pembroke, were converted from consolidation to the equity method of accounting due to the Company's implementation of the transition guidance set forth in EITF 96-16. See
Note 1, "Recent Accounting Pronouncements". A summary of the Provider JVs is as follows:



                                               OWNERSHIP
            MARKET                  DATE       PERCENTAGE            MINORITY OWNER/S
            ------                  ----       ----------   -----------------------------------
Chicago, IL (sold September       June 1994         75%     Naperville Health Ventures
  1999).......................
Boston, MA....................  February 1995     97.5%     Westwood/Pembroke Corp.,
                                                              Psychiatric Associates of Norfolk
                                                              County, Inc.
Albuquerque, NM...............    May 1995          67%     Columbia/HCA Healthcare Corporation
Raleigh, NC...................    June 1995         50%     Columbia/HCA Healthcare Corporation
Lafayette, LA.................  October 1995        50%     Columbia/HCA Healthcare Corporation
Anchorage, AK.................   August 1996        57%     Columbia/HCA Healthcare Corporation



    The Provider JVs have been managed by CBHS for a fee equivalent to the Company's portion of their earnings since June 17, 1997. The net proceeds from the sale of the Chicago, IL joint venture were transferred to CBHS in September 1999.



SPECIAL CHARGES (INCOME)


    GENERAL


    The following table summarizes special charges (income) recorded during the three years in the period ended September 30, 1999 in the Company's healthcare provider and healthcare franchising businesses (in thousands):



                                                        FISCAL YEAR ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
Facility closures...............................  $ 4,201    $    --    $     --
Gains on the sale of psychiatric hospitals,
  net...........................................   (5,388)    (3,000)    (24,974)
Loss on Crescent Transactions...................   59,868         --      (8,072)
Termination of CBHS sale transaction............       --      3,458          --
Other...........................................    1,544         --          --
                                                  -------    -------    --------
                                                  $60,225    $   458    $(33,046)
                                                  =======    =======    ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


3. DISCONTINUED OPERATIONS (CONTINUED)


    FACILITY CLOSURES



    During fiscal 1997, the Company consolidated, closed or sold three psychiatric facilities and its one general hospital (the "Closed Facilities"), respectively, exclusive of the Crescent Transactions. The three psychiatric facilities closed in fiscal 1997 were sold as part of the Crescent Transactions.



    The Company recorded charges of approximately $4.2 million related to facility closures in fiscal 1997:



                                                                1997
                                                              --------
Severance and related benefits..............................   $2,976
Contract terminations and other.............................    1,225
                                                               ------
                                                               $4,201
                                                               ======



    Approximately 700 employees were terminated at the facilities closed in 1997. The recorded amounts have been paid as of September 30, 1998.


    GAINS ON SALE OF PSYCHIATRIC FACILITIES, NET AND OTHER


    During fiscal 1997, 1998 and 1999, the Company recorded gains of approximately $5.4 million, $3.0 million and $1.1 million, respectively, related to the sales of psychiatric hospitals and other real estate. The Company also recorded a charge of approximately $1.5 million during fiscal 1997 for costs incurred related primarily to the expiration of its agreement to sell its three European Hospitals.



    EUROPEAN PSYCHIATRIC HOSPITALS. On April 9, 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million (before transaction costs of approximately
$2.5 million) (the "Europe Sale"). The Europe Sale resulted in a non-recurring gain of approximately $23.9 million before provision for income taxes which is included in gain of sale of psychiatric hospitals.



    The Company used approximately $38.2 million of the net proceeds from the Europe Sale to make mandatory unscheduled principal payments on indebtedness outstanding under the Term Loan Facility (as defined). The remaining proceeds were used to reduce borrowings outstanding under the Revolving Facility (as defined).


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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


3. DISCONTINUED OPERATIONS (CONTINUED)

    In connection with the termination of the CBHS sale transaction, the Company recorded a charge of approximately $3.5 million as follows (in thousands):

Severance(1)................................................   $  488
Lease termination(1)........................................    1,067
Impairment of long-lived assets.............................      153
Transaction costs and other.................................    1,750
                                                               ------
                                                               $3,458
                                                               ======

------------------------

(1) Relates to staffing reductions and lease terminations incurred in the Company's franchising and outcomes monitoring subsidiaries.

4. BENEFIT PLANS


    The Company currently has a defined contribution retirement plan (the "401(k) Plan"), which is in the form of an amendment and restatement of the Green Spring 401(k) Plan. Certain other 401(k) plans and assets, including the Magellan 401(k) Plan, were merged into the Green Spring Plan effective
January 1, 1999. Employee participants can elect to voluntarily contribute up to 15% of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. Additionally, the Company makes a discretionary contribution of 2% of each eligible employee's compensation. The Company matches 50% of each employee's contribution up to 3% of their compensation. The Company recognized $3.0 million of expense for the year ended September 30, 1999 for the matching contribution to the 401(k) Plan.



    The Company maintained a defined contribution plan (the "Magellan 401-K Plan"). Participants could contribute up to 15% of their compensation to the Magellan 401-K Plan. The Company made discretionary contributions of 2% of each employee's compensation and matched 50% of each employee's contribution up to 3% of their compensation. During the fiscal years ended September 30, 1997, 1998 and 1999, the Company made contributions of approximately $5.7 million, $3.2 million and $1.2 million respectively, to the Magellan 401-K Plan.



    Green Spring maintained a defined contribution plan (the "Green Spring 401-K Plan"). Employee participants could elect to voluntarily contribute up to 6% or 12% of their compensation, depending upon each employee's compensation level, to the Green Spring 401-K Plan. Green Spring matched up to 3% of each employee's compensation. Employees vested in employer contributions over five years. During the fiscal years ended September 30, 1997, 1998 and 1999 the Company contributed approximately $1.3 million, $1.2 million and $2.9 million, respectively, to the Green Spring 401-K Plan.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES



    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1998 and 1999 is as follows (in thousands):



                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1998            1999
                                                     -------------   -------------
Credit Agreement:
  Revolving Facility (7.63% at September 30, 1999)
    due through 2004...............................   $   40,000      $   20,000
  Term Loan Facility (7.75% to 8.25% at
    September 30, 1999) due through 2006...........      550,000         492,873
9.0% Senior Subordinated Notes due 2008............      625,000         625,000
11.5% other notes payable through 2005.............        4,198              35
3.8% capital lease obligations due through 2014....        6,448           6,400
                                                      ----------      ----------
                                                       1,225,646       1,144,308
  Less amounts due within one year.................       23,033          30,119
                                                      ----------      ----------
                                                      $1,202,613      $1,114,189
                                                      ==========      ==========



    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five fiscal years subsequent to September 30, 1999 are as follows (in thousands): 2000--$30,119; 2001--$36,161; 2002--$45,922;
2003--$85,523 and 2004--$145,560.



    The Notes, which are carried at cost, had a fair value of approximately $534 million at both September 30, 1998 and 1999, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.



    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $33.0 million, net of income tax benefit, during fiscal 1998, to write off unamortized deferred financing costs related to terminating the previous credit agreement and extinguishing the Old Notes, to record the tender premium and related costs of extinguishing the Old Notes and to record the gain on extinguishment of the Company's 7.5% Swiss bonds. The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $550 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan") and an approximately $183.3 million Tranche C Term Loan (the "Tranche C Term Loan"), and a Revolving Facility providing for revolving loans to the Company and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $17.6 million at September 30, 1999.



    The Tranche A Term Loan and the Revolving Facility mature on February 12, 2004. The Tranche B Term Loan matures on February 12, 2005 and the Tranche C Term Loan matures on February 12, 2006. The Tranche A Term Loan amortizes in installments in each fiscal year in amounts equal to $26.0 million in 2000, $32.1 million in 2001, $41.8 million in 2002, $44.6 million in 2003 and $10.5 million in 2004. The Tranche B Term Loan amortizes in installments in amounts equal to $2.0 million in each of 2000 through 2002, $38.9 million in 2003, $96.2 million in 2004 and $27.7 million in 2005. The Tranche C Term Loan

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES (CONTINUED)



amortizes in installments in each fiscal year in amounts equal to $2.0 million in each of 2000 through 2003, $38.9 million in 2004, $94.8 million in 2005 and $27.1 million in 2006. In addition, the Credit Facilities are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to (a) 75% of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (b) 100% of the net proceeds of certain debt issues of the Company or any of its subsidiaries,
(c) 75% of the Company's excess cash flow, as defined, and (d) 100% of the net proceeds of certain asset sales or other dispositions of property of the Company and its subsidiaries, in each case subject to certain limited exceptions.



    The Credit Agreement contains a number of covenants that, among other things restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the indenture for the Notes (the "Indenture")), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests, including minimum coverage ratios, maximum leverage ratios, maximum senior debt ratios and minimum "EBITDA" (as defined in the Credit Agreement) and minimum net worth tests. As of September 30, 1999, the Company was in compliance with its debt covenants.



    At the Company's election, the interest rates per annum applicable to the loans under the Credit Agreement are a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the Chase Manhattan Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1%) plus a borrowing margin. The borrowing margins applicable to the Tranche A Term Loan and loans under the Revolving Facility are currently 1.25% for ABR loans and 2.25% for LIBOR loans, and are subject to reduction if the Company's financial results satisfy certain leverage tests. The borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan are 1.50% and 1.75%, respectively, for ABR loans and 2.50% and 2.75%, respectively, for LIBOR loans, and are not subject to reduction. Amounts outstanding under the credit facilities not paid when due bear interest at a default rate equal to 2.00% above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility.



    The obligations of the Company and the Subsidiary Borrowers under the Credit Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned domestic subsidiary and, subject to certain exceptions, each foreign subsidiary of the Company. In addition, the Revolving Facility, the Term Loan Facility and the guarantees are secured by security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions.



    The Notes are general unsecured senior subordinated obligations of the Company. The Notes are limited in aggregate principal amount to $625.0 million and will mature on February 15, 2008. Interest on the Notes accrues at the rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15, commencing on August 15, 1998. The Notes were originally issued as unregistered securities and later exchanged for securities which were registered with the Securities and Exchange Commission. Due to a delay in the registration of the Notes to be exchanged, the Company was required to increase the

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES (CONTINUED)


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

    The Notes are redeemable at the option of the Company. The Notes may be redeemed at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, during the twelve-month period beginning on February 15 of the years indicated below:

                                                   REDEMPTION
                      YEAR                           PRICES
                      ----                         ----------
2003.............................................    104.5%
2004.............................................    103.0%
2005.............................................    101.5%
2006 and thereafter..............................    100.0%

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


    The Indenture limits, among other things: (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries; (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its restricted subsidiaries and the redemption of certain subordinated obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates;
(vi) the creation of liens; and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indenture also prohibits certain restrictions on distributions from restricted subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.



    The Company recorded extraordinary losses of approximately $5.3 million, net of tax, during fiscal 1997 to write off unamortized deferred financing costs related to its previous credit agreement and for costs related to paying off its then existing variable rate secured notes.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



    The Company leases certain of its operating facilities. The leases, which expire at various dates through 2008, generally require the Company to pay all maintenance, property and tax insurance costs.



    At September 30, 1999, aggregate amounts of future minimum payments under operating leases were as follows: 2000--$34.5 million; 2001--$30.8 million; 2002--$26.7 million; 2003--$19.7 million; 2004--$11.1 million; subsequent to
2004--$15.2 million.



    Rent expense for continuing operations was $10.3 million, $27.8 million and $39.9 million, respectively for the years ended September 30, 1997, 1998 and 1999. Rent expense for discontinued operations was $8.9 million, $2.8 million and $1.7 million, respectively for the fiscal years ended September 30, 1997, 1998 and 1999.


6. STOCKHOLDERS' EQUITY


    Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, $.25 par value per share, and 10 million shares of preferred stock, without par value. No shares of preferred stock have been issued as of September 30, 1999.


    COMMON STOCK


    The Company is prohibited from paying dividends on its common stock under the terms of the Indenture and the Credit Agreement except under very limited circumstances.


    1992 STOCK OPTION PLAN


    The 1992 Stock Option Plan provided for the issuance of approximately 3.4 million options to purchase shares of common stock. A summary of changes in options outstanding and other related information is as follows:



                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                 1997         1998        1999
                                             ------------   ---------   --------
Balance, beginning of period...............       368,990     368,990     6,000
  Canceled.................................       --           --        (6,000)
  Exercised................................       --         (362,990)    --
                                             ------------   ---------   -------
Balance, end of period.....................       368,990       6,000     --
                                             ============   =========   =======

Option prices, end of period...............  $4.36-$22.75   $   22.75   $ --
Price range of exercised options...........       --        $    4.36   $ --
Average exercise price.....................       --        $    4.36   $ --



    The exercise price of certain options would have been reduced upon termination of employment of a certain optionee without cause. The Company recorded compensation expense for the difference between the exercise price of these options and the fair value of the Company's common stock until the measurement date was known. Such compensation expense was included in stock option expense (credit) in the Company's statements of operations until such options were exercised in August 1998.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


6. STOCKHOLDERS' EQUITY (CONTINUED)

    1994 STOCK OPTION PLAN


    The 1994 Stock Option Plan (the "1994 Plan") provided for the issuance of approximately 1.3 million options to purchase shares of common stock. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the Common Stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:



                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                  --------------------------------------------------
                                       1997              1998              1999
                                  ---------------   ---------------   --------------
Balance, beginning of period....          948,669         1,028,494          681,217
  Granted.......................          341,166         --                --
  Canceled......................          (87,498)         (298,276)        (152,057)
  Exercised.....................         (173,843)          (49,001)         (46,266)
                                  ---------------   ---------------   --------------
Balance, end of period..........        1,028,494           681,217          482,894
                                  ===============   ===============   ==============

Option prices, end of period....  $15.687-$27.718   $15.687-$27.718   $8.406-$22.875
  Price range of exercised
    options.....................  $15.687-$27.875   $16.125-$22.875   $        8.406
  Average exercise price........  $         22.20   $        19.903   $        8.406



    Options granted under the 1994 Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the first three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than ten years after the date of grant. As of September 30, 1999, 94.3% of the options outstanding were vested.


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



                                         FISCAL YEAR ENDED SEPTEMBER 30
                               --------------------------------------------------
                                    1997              1998              1999
                               ---------------   ---------------   --------------
Balance, beginning of
  period.....................        1,298,500         1,411,292        1,240,917
  Granted....................          310,667            50,000          548,803
  Canceled...................          (96,125)          (42,000)        (335,055)
  Exercised..................         (101,750)         (178,375)          (2,000)
                               ---------------   ---------------   --------------
Balance, end of period.......        1,411,292         1,240,917        1,452,665
                               ===============   ===============   ==============

Option prices, end of
  period.....................  $ 15.75-$30.875   $ 15.75-$30.875   $4.188-$23.438
Price range of exercised
  options....................  $18.125-$18.875   $ 15.75-$25.156   $        8.406
Average exercise price.......  $        18.348   $        18.568   $        8.406

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


6. STOCKHOLDERS' EQUITY (CONTINUED)

    Options granted under the 1996 Plan are exercisable to the extent vested. An option vests at the rate of 25% of the shares covered by the option on each of the four anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than November 30, 2005.


    The 1996 Plan provides that the options granted thereunder, upon the occurrence of certain events, vest and become fully exercisable upon the "sale, lease, transfer of other disposition... of all or substantially all" of the Company's assets. Based upon a review of relevant Delaware case law, the Company believes that substantial uncertainty existed regarding whether the Crescent Transactions, which are described in Note 3, constituted a "sale ... of all or substantially all" of the Company's assets. Accordingly, the Company's Board of Directors determined it should treat the Crescent Transactions as such an event in order to eliminate the risk of a dispute. Options outstanding under the 1996 Plan immediately vested upon closing the Crescent Transactions. As of September 30, 1999, 62.5% of the options outstanding under the 1996 Plan were vested.


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



                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                -------------------------------------------------
                                     1997             1998              1999
                                --------------   ---------------   --------------
Balance, beginning of
  period......................        --                 988,333          732,278
Granted.......................         988,333           396,000          801,500
Canceled......................        --                (652,055)        (167,873)
                                --------------   ---------------   --------------
Balance, end of period........         988,333           732,278   $    1,365,905
                                ==============   ===============   ==============

Option prices, end of
  period......................  $24.375-$31.00   $22.328-$31.063   $4.188-$24.375



    Options granted under the 1997 Plan are exercisable to the extent vested. An option vests at the rate of 33 1/3% of the shares covered by the option on each of the three anniversary dates of the grant of the option if the optionee is an employee of the Company on such dates. Options must be exercised no later than February 28, 2007. As of September 30, 1999, 34.3% of the options outstanding under the 1997 Plan were vested. Certain of the options granted under the 1997 stock option plan were granted prior to the stockholder approval date. The measurement date for purposes of measuring compensation expense for such grants under the 1997 Plan was the date of stockholder approval, which resulted in compensation expense of approximately $0.5 million and $0.2 million in fiscal 1997 and 1998, respectively.


    1998 STOCK OPTION PLAN


    The 1998 Stock Option Plan (the "1998 Plan") provides for the issuance of
1.0 million options to purchase shares of the Company's common stock. Options must be granted on or before December 31,

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


6. STOCKHOLDERS' EQUITY (CONTINUED)


2001. Officers and key employees of the Company are eligible to participate. The options have an exercise price which approximates fair market value of the common stock at the date of grant. A summary of changes in options outstanding and other related information is as follows:



                                                       FISCAL YEAR ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                      1998            1999
                                                 --------------   -------------
Balance, beginning of period...................        --               800,500
Granted........................................         890,500         319,000
Canceled.......................................         (90,000)       (239,082)
                                                 --------------   -------------
Balance, end of period.........................         800,500         880,418
                                                 ==============   =============
Option prices, end of period...................  $14.56-$22.875   $4.188-$8.406



    Options granted under the 1998 Plan are exercisable to the extent vested. An option vests over the period specified in each stock option grant. Options must be exercised no later than December 31, 2008. As of September 30, 1999, 21.6% of the options outstanding under the 1998 Plan were vested.


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


    A summary of the 1997 ESPP is as follows:


        OFFERING                                                 OPTIONS    EXERCISE
         PERIOD                BEGAN              ENDED         EXERCISED    PRICE
  ---------------------   ---------------   -----------------   ---------   --------
       1                  January 2, 1997   June 30, 1997         73,410    $ 19.125
       2                  August 1, 1997    December 31, 1997     26,774    $ 19.125
       3                  January 1, 1998   June 30, 1998         43,800    $18.4875
       4                  July 1, 1998      December 31, 1998    163,234    $ 7.0125
       5                  January 1, 1999   June 30, 1999        152,570    $ 7.0125
       6                  July 1, 1999      December 31, 1999         --          --



    The number of options granted and the option price for the sixth offering period will be determined on December 31, 1999 when the option price is known.


    1992 DIRECTORS' STOCK OPTION PLAN AND DIRECTORS' UNIT AWARD PLAN


    The 1992 Directors' Stock Option Plan (the "1992 Directors Plan") provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 175,000 shares of the Company's common stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of the common stock on the date of grant. During fiscal 1997, 1998 and 1999, no options were granted. As of September 30, 1999, 75,000 options were outstanding at $8.406. No options were exercised during fiscal 1997, 1998 or 1999.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


6. STOCKHOLDERS' EQUITY (CONTINUED)


    Options granted can be exercised from the date of vesting until February 1, 2003. No options can be granted after December 31, 1995. Options vest 20% when granted and an additional 20% on each successive February 1 for a period of four years, if the optionee continues to serve as a non-employee director on the applicable February 1. Unvested options vest in full in certain instances of termination. As of September 30, 1999, all of the options outstanding were vested.



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


    1996 DIRECTORS' STOCK OPTION PLAN


    The 1996 Directors' Stock Option Plan (the "1996 Directors Plan") provides for the grant of options to non-employee members of the Company's Board of Directors to purchase up to 250,000 shares of the Company's common stock, subject to adjustments to reflect certain changes in capitalization. The options have an exercise price which approximates the fair market value of a share of the common stock on the date of grant. During fiscal 1997, 25,000 options were granted at an exercise price of $30.812. During fiscal 1998, 50,000 options were granted at an exercise prices ranging from $20.25 to $22.4375. During fiscal 1999, no options were granted. As of September 30, 1999, 150,000 options were outstanding at $8.406. No options were exercised during fiscal 1997, 1998 or 1999.



    Options granted can be exercised from the date of vesting until November 30, 2005. No options can be granted after December 31, 1999. Options vest at the rate of 25% of the shares covered on each of the four anniversary dates of the grant of the option if the optionee continues to serve as a non-employee director on such dates. Options vest in full in certain instances of termination. As of September 30, 1999, 62.5% of the options outstanding were vested.



    STOCK OPTION REPRICING



    On November 17, 1998, the Company's Board of Directors approved the repricing of stock options outstanding under the Company's existing stock option plans (the "Stock Option Repricing"). Each holder of 10,000 or more stock options that was eligible to participate in the Stock Option Repricing was required to forfeit a percentage of outstanding stock options as follows:



           Directors, including the Chief Executive          40%
-          Officer.........................................

-          Named Executive Officers........................  30%

-          Other holders of 50,000 or more stock options...  25%

-          Other holders of 10,000-49,999 stock options....  15%

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



6. STOCKHOLDERS' EQUITY (CONTINUED)



    The Stock Option Repricing was consummated on December 8, 1998 based on the fair value of the Company's common stock on such date. Approximately
2.0 million outstanding stock options were repriced to $8.406 and approximately
0.7 million outstanding stock options were cancelled as a result of the Stock Option Repricing. Each participant in the Stock Option Repricing was precluded from exercising repriced stock options until June 8, 1999.



    A summary of the Stock Option Repricing by stock option plan is as follows (in thousands):



                                                              OPTIONS     OPTIONS
                                                              REPRICED   CANCELLED
                                                              --------   ---------
1994 Plan...................................................     319         65
1996 Plan...................................................     506        176
1997 Plan...................................................     378         54
1998 Plan...................................................     590        211
1992 Directors Plan.........................................      75         50
1996 Directors Plan.........................................     150        100
                                                               -----        ---
                                                               2,018        656
                                                               =====        ===


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


    COMMON STOCK WARRANTS


    The Company issued 114,690 warrants in fiscal 1992 which expire on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's common stock. The 2002 Warrants have an exercise price of $5.24 per share. During fiscal 1997 and 1998, 1,397 and 1,553 were issued, respectively, upon the exercise of 2002 Warrants. At September 30, 1999, 18,920 of the 2002 Warrants were outstanding.



    The Company also has 146,791 warrants outstanding with an exercise price of $38.70 per share which expire on September 1, 2006.



    Crescent and COI each have the right to purchase 1,283,311 shares of common stock (2,566,622 shares in aggregate; collectively the "Crescent Warrants") at a warrant exercise price of $30.00 per share

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



6. STOCKHOLDERS' EQUITY (CONTINUED)


(subject to adjustment pursuant to antidilution provisions). The Crescent Warrants will be exercisable at the following times and in the following amounts:

                                NUMBER OF SHARES OF
       DATE FIRST                   COMMON STOCK                     END OF
      EXERCISABLE              ISSUABLE UPON EXERCISE           EXERCISE PERIOD
        JUNE 17,                    OF WARRANTS                     JUNE 17,
------------------------      ------------------------      ------------------------
          1998                         30,000                         2001
          1999                         62,325                         2002
          2000                         97,114                         2003
          2001                        134,513                         2004
          2002                        174,678                         2005
          2003                        217,770                         2006
          2004                        263,961                         2007
          2005                        313,433                         2008
          2006                        366,376                         2009
          2007                        422,961                         2009
          2008                        483,491                         2009

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


    The Crescent Warrants were recorded at $25.0 million upon issuance, which was their approximate fair value upon execution of the Warrant Purchase Agreement in January 1997.



    TREASURY STOCK TRANSACTIONS


    During fiscal 1998, the Company repurchased an aggregate of 696,600 shares of its common stock in the open market for approximately $14.4 million. Those transactions were funded with cash on hand.


    In January 1998, the Company issued an aggregate of 2,831,516 shares of treasury stock to the then existing minority stockholders of Green Spring to effect the Green Spring Minority Stockholder Conversion. See Note 2, "Acquisitions and Joint Ventures."


INCOME (LOSS) PER COMMON SHARE


    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. Income per common share for fiscal 1997 has been restated to conform to FAS 128 as required. The effect of adopting FAS 128 was not material.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



6. STOCKHOLDERS' EQUITY (CONTINUED)


    The following table presents the components of weighted average common shares outstanding--diluted:


                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                               1997       1998       1999
                                                               ------     ------     ------
Weighted average common shares outstanding--basic...........   28,781     30,784     31,758
Common stock equivalents--stock options.....................       --         --        151
Common stock equivalents--warrants..........................       --         --          7
                                                               ------     ------     ------
Weighted average common shares outstanding--diluted.........   28,781     30,784     31,916
                                                               ======     ======     ======



    Options to purchase approximately 3,004,650 shares of common stock at $8.19 -$31.00 per share were outstanding during fiscal 1999 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. Approximately 2,851,960 of these options, which expire between fiscal 2004 and 2009, were still outstanding at September 30, 1999.



    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during fiscal 1999 but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market price of the common shares. The warrants, which expire between fiscal 2000 and 2009, were still outstanding at September 30, 1999.



    The Company owned a 61% equity interest in Green Spring Health Services, Inc. ("Green Spring") during the periods presented above. The four minority stockholders of Green Spring had the options to exchange their ownership interests in Green Spring for 2,831,516 shares of the Company's common stock or $65.1 million of subordinated notes. The Exchange Option was considered a potentially dilutive security from the point in time the Company acquired Green Spring in December 1995 for the purpose of computing diluted income per common share. The Exchange Option was anti-dilutive for all periods presented and, therefore, was excluded from the respective diluted income per common share calculations.


    Each of the minority stockholders of Green Spring exercised the Exchange Option in January 1998, which resulted in the issuance of 2,831,516 shares of the Company's common stock. See Note 2--"Acquisitions and Joint Ventures--Green Spring."


    On December 15, 1999, the Company consummated the TPG investment (as defined). See Note 15, - "Subsequent Event."



    Common stock equivalents of approximately 693,000 and 414,000 were excluded from the diluted income per common share calculation for the years ended September 30, 1997 and 1998, respectively, due to their anti-dilutive nature as a result of the Company's loss from continuing operations before extraordinary items for such periods.


    STOCK-BASED COMPENSATION


    Effective October 1, 1996, the Company adopted the disclosure requirements of FAS 123. FAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



6. STOCKHOLDERS' EQUITY (CONTINUED)



awards granted in fiscal 1996, 1997, 1998 and 1999. Pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma net income per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.


    Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):


                                                       FISCAL YEAR ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
Reported:
  Income (loss) from continuing operations
      before extraordinary items...............  $(37,204)  $ (6,799)  $22,466
  Net income (loss)............................      (498)   (19,283)    4,688
Income (loss) per common share--basic:
  Income (loss) from continuing operations
      before extraordinary items...............     (1.29)     (0.22)     0.71
  Net income (loss)............................     (0.02)     (0.63)     0.15
Income (loss) per common share--diluted:
  Income (loss) from continuing operations
      before extraordinary items...............     (1.29)     (0.22)     0.70
  Net income (loss)............................     (0.02)     (0.63)     0.15

Pro Forma:
  Income (loss) from continuing operations
      before extraordinary items...............  $(45,680)  $(10,744)  $15,443
  Net loss.....................................    (8,974)   (23,228)   (2,335)
Income (loss) per common share--basic:
  Income (loss) from continuing operations
      before extraordinary items...............     (1.59)     (0.35)     0.49
  Net loss.....................................     (0.31)     (0.75)    (0.07)
Income (loss) per common share--diluted:
  Income (loss) from continuing operations
      before extraordinary items...............     (1.59)     (0.35)     0.48
  Net loss.....................................     (0.31)     (0.75)    (0.07)


    The fair values of the stock options and ESPP options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:


                                                  1997        1998        1999
                                                ---------   ---------   ---------
Risk-free interest rate.......................       6.0%        4.5%        5.8%
Expected life.................................  5.5 years     4 years   3.8 years
Expected volatility...........................        30%         50%         50%
Expected dividend yield.......................         0%          0%          0%

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



6. STOCKHOLDERS' EQUITY (CONTINUED)



    The weighted average fair value of options granted during fiscal 1997, 1998 and 1999 was $9.67, $9.53 and $2.21, respectively.



    Stock option activity for all plans for 1997, 1998 and 1999 was as follows:



                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                  ---------------------------------------------------------------------
                                          1997                   1998                     1999
                                  --------------------   ---------------------   ----------------------
                                              WEIGHTED                WEIGHTED                 WEIGHTED
                                              AVERAGE                 AVERAGE                  AVERAGE
                                              EXERCISE                EXERCISE                 EXERCISE
                                   OPTIONS     PRICE      OPTIONS      PRICE       OPTIONS      PRICE
                                  ---------   --------   ----------   --------   -----------   --------
Balance, beginning of period....  2,916,159    $17.92     4,122,109    $20.13      3,835,912   $ 22.23
Granted.........................  1,665,166     24.24     1,386,500     24.22      1,669,303     5.730
Canceled........................   (183,623)    20.84    (1,082,331)    23.66     (1,050,067)   19.965
Exercised.......................   (275,593)    20.26      (590,366)     9.90        (48,266)    7.992
                                  ---------              ----------              -----------
Balance, end of period..........  4,122,109     20.13     3,835,912     22.23      4,406,882    10.149
                                  ---------              ----------              -----------
Exercisable, end of period......  2,419,711     17.65     2,375,919     20.89      2,190,538    13.739
                                  ---------              ----------              -----------



    Stock options outstanding on September 30, 1999:



                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
--------------------------------------------------------------------   --------------------
                                               WEIGHTED
                                               AVERAGE      WEIGHTED               WEIGHTED
           RANGE OF                           REMAINING     AVERAGE                AVERAGE
           EXERCISE                          CONTRACTUAL    EXERCISE               EXERCISE
            PRICE                 OPTIONS    LIFE (YEARS)    PRICE      OPTIONS     PRICE
------------------------------   ---------   ------------   --------   ---------   --------
$4.188 - $8.188                  1,576,921        7.37      $ 5.628       52,843   $ 7.313
$8.406                           1,863,739        6.89        8.406    1,223,973     8.406
$9.438 - $24.375                   966,222        6.09       20.894      913,722    21.255
                                 ---------                             ---------
                                 4,406,882        6.89       10.149    2,190,538    13.739
                                 =========                             =========


7. INCOME TAXES

    The provision for income taxes consisted of the following (in thousands):


                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------
                                                    1997        1998        1999
                                                  --------     -------     -------
Income taxes currently payable:
  Federal.......................................  $ 10,685     $ 3,462     $   555
  State.........................................     2,740         589       2,800
  Foreign.......................................        --          --         500
Deferred income taxes:
  Federal.......................................   (27,873)      1,857      22,583
  State.........................................    (5,784)       (364)        938
  Foreign.......................................        --          --          --
                                                  --------     -------     -------
                                                  $(20,232)    $ 5,544     $27,376
                                                  ========     =======     =======

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


7. INCOME TAXES (CONTINUED)

    A reconciliation of the Company's income tax provision (benefit) to that computed by applying the statutory federal income tax rate is as follows (in thousands):


                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------------
                                                   1997        1998        1999
                                                 ---------   ---------   ---------
Income tax provision (benefit) at federal
  statutory income tax rate....................  $(17,703)   $    993     $17,665
State income taxes, net of federal income tax
  benefit......................................    (1,979)        147       2,430
Merit goodwill amortization....................        --       4,410       7,187
Other--net.....................................      (550)         (6)         94
                                                 --------    --------     -------
Income tax provision (benefit).................  $(20,232)   $  5,544     $27,376
                                                 ========    ========     =======



As of September 30, 1999, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $512 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2018 and are subject to examination by the Internal Revenue Service. In addition, the Company also has estimated tax NOL carryforwards of approximately $125 million available to reduce the federal taxable income of Merit and its subsidiaries. These NOL carryforwards expire in 2009 through 2018 and are subject to examination by the Internal Revenue Service. Further, these NOL carryforwards are subject to limitations on the taxable income of Merit and its subsidiaries. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered.



    Components of the net deferred income tax (assets) liabilities at September 30, 1998 and 1999 are as follows (in thousands):



                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Deferred tax liabilities:
  Property and depreciation...........................  $   8,670   $   2,060
  Long-term debt and interest.........................     20,388      19,735
  ESOP................................................     12,777      12,968
  Intangibles.........................................         --      11,332
  Other...............................................      9,556      15,209
                                                        ---------   ---------
    Total deferred tax liabilities....................     51,391      61,304
                                                        ---------   ---------
Deferred tax assets:
  Intangible Assets...................................     (8,992)         --
  Operating loss carryforwards........................   (250,512)   (254,696)
  Self-insurance reserves.............................     (9,534)     (2,220)
  Restructuring costs.................................     (4,071)     (9,552)
  Other...............................................    (40,359)    (51,953)
                                                        ---------   ---------
  Total deferred tax assets...........................   (313,468)   (318,421)
                                                        ---------   ---------
  Valuation allowance.................................    163,893     165,460
                                                        ---------   ---------
  Deferred tax assets after valuation allowance.......   (149,575)   (152,961)
                                                        ---------   ---------
  Net deferred tax assets.............................  $  98,184   $  91,657
                                                        =========   =========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


7. INCOME TAXES (CONTINUED)


    During June 1999, the Company received an assessment from the Internal Revenue Service (the "IRS Assessment") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS Assessment disallowed approximately $162 million of deductions that relate primarily to interest expense in fiscal 1992. The Company filed an appeal of the IRS Assessment during September 1999.



    The Company had previously recorded a valuation allowance for the full amount of the $162 million of deductions disallowed in the IRS Assessment. The IRS Assessment is not expected to result in a material cash payment for income taxes related to prior years; however, the Company's federal income tax net operating loss carryforwards would be reduced if the Company's appeal is unsuccessful.



    The Internal Revenue Service is currently examining Merit and CMG's income tax returns for pre-acquisition periods. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations, including a potential reduction in the amount of NOL carryforwards. The Company believes the examinations could result in a reduction in NOL carryforwards available to offset future taxable income.


8. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):


                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Salaries, wages and other benefits..........................  $ 23,893   $ 22,318
CHAMPUS Adjustments.........................................    25,484     51,784
Due to Providers............................................    17,576     35,918
Other.......................................................   126,577     99,776
                                                              --------   --------
                                                              $193,530   $209,796
                                                              ========   ========


9. MANAGED CARE INTEGRATION PLAN AND COSTS AND SPECIAL CHARGES

INTEGRATION PLAN


    The Company integrated three behavioral managed care organizations ("BMCOs"), Green Spring, HAI and Merit, as a result of acquisitions consummated in fiscal 1996 (Green Spring) and fiscal 1998 (HAI and Merit). The Company also integrated two specialty managed care organizations, Allied and Care Management Resources, Inc. ("CMR"). During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its BMCOs and specialty managed care organizations (the "Integration Plan") that resulted in the elimination of duplicative functions and standardized business practices and information technology platforms.



    The Integration Plan resulted in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 510 employees were involuntarily terminated pursuant to the Integration Plan.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


9. MANAGED CARE INTEGRATION PLAN AND COSTS AND SPECIAL CHARGES (CONTINUED)


    The employee groups of the BMCOs that were primarily affected include executive management, finance, human resources, information systems and legal personnel at the various BMCOs corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations.



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



    During fiscal 1999, the Company recorded adjustments of approximately $(0.3) million, net, to such liabilities, of which $(0.8) million was recorded as part of the Merit purchase price allocation and $0.5 million was recorded in the statement of operations under "Managed care integration costs." The Company may record additional adjustments to such liabilities during the future periods depending on its ability to sublease closed offices and upon determination of the final amount of the Company's severance obligations.


    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

                                           BALANCE                                  BALANCE
                                        SEPTEMBER 30,                            SEPTEMBER 30,
TYPE OF COST                                1997        ADDITIONS    PAYMENTS        1998
------------                            -------------   ---------   ----------   -------------
Employee termination benefits.........   $       --      $13,009     $(6,819)       $ 6,190
Facility closing costs................           --        8,008        (533)         7,475
Other.................................           --          244         (75)           169
                                         ----------      -------     -------        -------
                                         $       --      $21,261     $(7,427)       $13,834
                                         ==========      =======     =======        =======


                                            BALANCE                                  BALANCE
                                         SEPTEMBER 30,                            SEPTEMBER 30,
TYPE OF COST                                 1998        ADJUSTMENTS   PAYMENTS       1999
------------                             -------------   -----------   --------   -------------
Employee termination benefits..........     $ 6,190        $ 1,959     $(7,380)      $  769
Facility closing costs.................       7,475         (2,071)     (2,310)       3,094
Other..................................         169           (169)         --           --
                                            -------        -------     -------       ------
                                            $13,834        $  (281)    $(9,690)      $3,863
                                            =======        =======     =======       ======


OTHER INTEGRATION COSTS


    The Integration Plan resulted in additional incremental costs that were expensed as incurred in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" that are not described above and certain other charges. Other integration costs include, but are not limited to, outside consultants, costs to relocate closed office contents and long-lived asset

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


9. MANAGED CARE INTEGRATION PLAN AND COSTS AND SPECIAL CHARGES (CONTINUED)


impairments. Other integration costs are reflected in the statement of operations under "Managed care integration costs".



    During fiscal 1998, the Company incurred approximately $8.1 million, in other integration costs, including long-lived asset impairments of approximately $2.4 million, and outside consulting costs of approximately $4.1 million. The asset impairments relate primarily to identifiable intangible assets and leasehold improvements that no longer have value and have been written off as a result of the Integration Plan.



    During fiscal 1999, the Company incurred approximately $5.7 million in other integration costs, primarily for outside consulting costs and employee and office relocation costs.



    SPECIAL CHARGES. During fiscal 1999, the Company recorded special charges of approximately $4.4 million related primarily to the loss on disposal of an office building, executive severance and relocation of its corporate headquarters from Atlanta, Georgia to Columbia, Maryland.


10. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows (in thousands):


                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Income taxes paid, net of refunds received..................  $18,406    $11,116    $    347
Interest paid, net of amounts capitalized...................   54,378     95,153     102,094
Non-cash Transactions:
Initial capital contribution to CBHS, primarily property and
  equipment, less assumed liabilities.......................    5,281         --          --
Common Stock in Treasury issued in connection with the
  purchase of the remaining 39% interest in Green Spring
  Health Services, Inc......................................       --     63,496          --

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


11. COMMITMENTS AND CONTINGENCIES


    The Company is self-insured for a portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. The undiscounted amount of the reserve for unpaid claims at September 30, 1998 was approximately $34.6 million. The carrying amount of accrued medical malpractice claims was $26.2 million at September 30, 1998. The reserve for unpaid claims was adjusted periodically as such claims matured, to reflect changes in actuarial estimates based on actual experience. During fiscal 1998, the Company recorded reductions in malpractice claim reserves of approximately $4.1 million, respectively, as a result of updated actuarial estimates which is included in discontinued operations. This reduction resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. This revision was based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million.



    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/ or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Company's psychiatric provider operations prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the Federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports, (ii) Medicaid cost statements,
(iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports, (iv) medical necessity of services to patients and admissions,
(v) failure to provide medically necessary treatment or admissions and
(vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)


    On August 1, 1996, the United States Department of Justice, Civil Division, filed an Amended Complaint in a civil QUI TAM action initiated in November 1994 against the Company and its Orlando South hospital subsidiary ("Charter Orlando") by two former employees. The First Amended Complaint alleges that Charter Orlando violated the federal False Claims Act (the "Act") in billing for inpatient treatment provided to elderly patients. The Court granted the Company's motion to dismiss the government's First Amended Complaint yet granted the government leave to amend its First Amended Complaint. The government filed a Second Amended Complaint on December 12, 1996 which, similar to the First Amended Complaint, alleges that the Company and its subsidiary violated the Act in billing for the treatment of geriatric patients. Like the First Amended Complaint, the Second Amended Complaint was based on disputed clinical and factual issues which the Company believes do not constitute a violation of the Act. On the Company's motion, the Court ordered the parties to participate in mediation of the matter. As a result of the mediation, the parties reached a settlement. Pursuant to the settlement, the Company paid approximately $4.8 million in August 1998. Furthermore, Charter Orlando (operated by CBHS) did not seek reimbursement for services provided to patients covered under the Medicare program for a period of up to fifteen months. The Company reimbursed CBHS for the resulting loss of revenues through September 30, 1999.



    On May 26, 1998, a group of eleven plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action (the "Holstein Case") under the federal antitrust laws in the United States District Court for the District of New Jersey against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint alleges that the Defendants violated Section I of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. Upon joint motion by the Defendants, the case was transferred to the United States District Court for the Southern District of New York, the same court where a previous similar case (the "Stephens Case") was dismissed for failure to state a claim upon which relief can be granted. On March 15, 1999, the Defendants filed a joint motion to dismiss the case for substantially the same reasons as in the Stephens Case. On June 16, 1999, the court denied the motion to dismiss. The case currently is in discovery. On October 14, 1999, the Plaintiffs filed a motion seeking class certification for a class of approximately 200,000 providers. The court has not yet heard argument on that motion. The Company does not believe this matter will have a material adverse effect on its financial position or results of operations.



    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, including the Holstein Case, in which the Company has been named as a defendant. Besides the Holstein Case, the Company has certain other class action lawsuits which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)


insurance policies with a customer of the Company and (ii) the Company was party to employee malpractice and professional negligence regarding a specific mental health illness. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.



    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $25.5 million and $51.8 million as of September 30, 1998 and 1999, respectively for CHAMPUS Adjustments. During the first quarter of fiscal 2000, the Company reached a settlement agreement with a contractor under one of its CHAMPUS contracts whereby the Company agreed to pay approximately $38.1 million to the contractor during the quarter ended
December 31, 1999. The Company and the contractor under this CHAMPUS contract are in the process of appealing the department of defense's retroactive adjustment. While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.


12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Gerald L. McManis, a director of the Company, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm. During fiscal 1997, 1998 and 1999, MAI provided consulting services to the Company with respect to the development of strategic plans and a review of the Company's business processes. The Company incurred approximately $865,000 and $85,000 in fees for such services and related expenses during fiscal 1997 and 1998, respectively.


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


    IBC and its affiliated entities contract with the Company for provider network, care management and medical review services pursuant to contractual relationships entered into on July 7, 1994 with terms of up to five years. The Company's contract with IBC is in the process of being renegotiated. During fiscal 1997, 1998 and 1999, IBC and its affiliated entities made payments to Green Spring of approximately $48.0 million, $54.7 million and $71.3 million and owed Green Spring approximately $13.5 million and $1.3 million

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)


at September 30, 1998 and 1999, respectively. The Company recorded revenue of approximately $47.4 million, $54.6 million and $59.1 million from IBC during fiscal 1997, 1998 and 1999, respectively.



    On July 7, 1994, IBC sold a subsidiary to Green Spring in exchange for a $15 million promissory note. As of September 30, 1999, such promissory note had been repaid.



    Darla D. Moore, a director of the Company since February 1996, is the spouse of Richard E. Rainwater, Chairman of the Board of Crescent and one of the largest stockholders of the Company (13.0% beneficial ownership as of September 30, 1999). Because of her relationship to Mr. Rainwater, Ms. Moore did not participate in any Board action taken with respect to the Crescent Transactions.



    Daniel S. Messina, a director of the Company, is the Chief Financial Officer of Aetna U.S. Healthcare, a subsidiary of Aetna. Mr. Messina became a director of the Company in December 1997. On December 4, 1997, the Company consummated the purchase of HAI, formerly a unit of Aetna, for approximately $122.1 million plus contingent consideration.



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



    Aetna and its affiliated entities contract with the Company for various behavioral and specialty managed care services pursuant to contractual relationships, the most material of which is the Master Service Agreement, which was entered into on December 4, 1997. During fiscal 1998 and 1999, Aetna and its affiliated entities paid the Company approximately $72.3 million and $296.4 million, respectively for such services. As of September 30, 1998 and 1999, Aetna and its affiliated entities owed the Company approximately $0.8 million and $24.4 million, respectively. The Company recorded revenue of approximately $69.2 million and $293.1 million, respectively from Aetna during fiscal 1998 and 1999.


13. BUSINESS SEGMENT INFORMATION


    The Company operates through three reportable business segments engaging in
(i) the behavioral managed healthcare business, (ii) the human services business and (iii) the specialty managed healthcare business. The behavioral managed healthcare segment provides behavioral managed care services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The human services segment provides therapeutic foster care services and residential and day services to individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities. The speciality managed healthcare segment provides managed care services to health plans and insurance companies for chronic medical conditions and other specialty services.


    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest, net, stock option expense (credit),

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


13. BUSINESS SEGMENT INFORMATION (CONTINUED)

managed care integration costs, special charges, net, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

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


    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):



                                               BEHAVIORAL              SPECIALTY    CORPORATE
                                                MANAGED      HUMAN      MANAGED     OVERHEAD
                                               HEALTHCARE   SERVICES   HEALTHCARE   AND OTHER   CONSOLIDATED
                                               ----------   --------   ----------   ---------   ------------
1997
Net revenue..................................  $  375,541   $ 88,331    $ --        $  --        $  463,872
Segment profit (loss)........................      37,019     10,695      (2,303)    (25,578)        19,833
Equity in loss of unconsolidated
  subsidiaries...............................      (5,567)     --         --           --            (5,567)
Capital expenditures.........................       9,548      1,880         567      21,353         33,348
1998
Net revenue..................................  $1,026,243   $141,032    $143,503    $  --        $1,310,778
Segment profit (loss)........................     137,192     15,493       3,128     (15,866)       139,947
Equity in earnings of unconsolidated
  subsidiaries...............................      12,795      --         --           --            12,795
Investment in unconsolidated subsidiaries....      10,125      --         --             941         11,066
Capital expenditures.........................      27,535      8,391       3,937       4,350         44,213
Total assets.................................   1,356,259    119,356      78,062     363,411      1,917,088
1999
Net revenue..................................  $1,483,202   $191,277    $197,157    $     --     $1,871,636
Segment Profit (loss)........................     218,253     21,728       2,410     (13,939)       228,452
Equity in earnings of unconsolidated
  subsidiaries...............................      20,442         --          --          --         20,442
Investment in unconsolidated subsidiaries....      18,396         --          --          --         18,396
Capital expenditures.........................      37,487      5,779       4,129         724         48,119
Total assets.................................   1,472,539    127,348      88,535     193,193      1,881,615



    The following tables reconcile segment profit to consolidated income from continuing operations before provision for income taxes, minority interest and extraordinary items:



1997
Segment profit..............................................  $ 19,833
Depreciation and amortization...............................   (19,683)
Interest, net...............................................   (46,438)
Stock option expense........................................    (4,292)
                                                              --------
  Loss from continuing operations before provision for
    income taxes, minority interest and extraordinary
    items...................................................  $(50,580)
                                                              ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


13. BUSINESS SEGMENT INFORMATION (CONTINUED)

1998
Segment profit..............................................  $139,947
Depreciation and amortization...............................   (49,264)
Interest, net...............................................   (76,505)
Stock option credit.........................................     5,623
Managed care integration costs..............................   (16,962)
                                                              --------
  Income from continuing operations before provision for
    income taxes, minority interest and extraordinary
    items...................................................  $  2,839
                                                              ========


1999
Segment Profit..............................................  $228,452
Depreciation and amortization...............................   (73,531)
Interest, net...............................................   (93,752)
Stock option (expense) credit...............................       (18)
Managed care integration costs..............................    (6,238)
Special charges.............................................    (4,441)
                                                              --------
Income from continuing operations before provision for
 income taxes, minority interest and extraordinary item.....  $ 50,472
                                                              ========



    Revenue generated and long-lived assets located in foreign countries are not material. Revenues from one customer of the Company's behavioral managed healthcare segment represented 11.4% of the Company's consolidated revenues for fiscal 1999. Revenues from one customer served by both the Company's behavioral managed healthcare segment and specialty managed healthcare segment represented 15.7% of the Company's consolidated revenues for fiscal 1999.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


    The following is a summary of the quarterly results of operations for the years ended September 30, 1998 and 1999.



                                                                       FOR THE QUARTER ENDED
                                                        ---------------------------------------------------
                                                        DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                            1998         1999        1999         1999
                                                        ------------   ---------   --------   -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net Revenue...........................................    $443,331     $479,703    $463,421     $485,181
                                                          --------     --------    --------     --------
Cost and expenses:
  Salaries, cost of care and other operating
    expenses..........................................     392,313      429,602     412,315      429,396
  Equity in earnings of unconsolidated subsidiaries...      (3,783)      (6,262)     (8,196)      (2,201)
                                                          --------     --------    --------     --------
  Segment Profit......................................      54,801       56,363      59,302       57,986
                                                          --------     --------    --------     --------
  Depreciation and amortization.......................      17,513       18,129      19,801       18,088
  Interest, net.......................................      24,122       24,229      22,662       22,739
  Stock option expense................................          12            6          --           --
  Managed care integration costs......................       1,750        2,119         522        1,847
  Special charges, net................................       1,084        2,252          --        1,105
                                                          --------     --------    --------     --------
                                                            44,481       46,735      42,985       43,779
                                                          --------     --------    --------     --------
Income from continuing operations before income taxes
  and minority interest...............................      10,320        9,628      16,317       14,207
Provision for income taxes............................       5,915        5,658       8,323        7,480
                                                          --------     --------    --------     --------
Income from continuing operations before minority
  interest............................................       4,405        3,970       7,994        6,727
Minority interest.....................................         410          (34)        189           65
                                                          --------     --------    --------     --------
Income from continuing operations.....................       3,995        4,004       7,805        6,662
Discontinued operations:
  Income (loss) from discontinued operations..........         186          (47)     13,694       15,812
  Loss on disposal of discontinued operations.........          --           --          --      (47,423)
                                                          --------     --------    --------     --------
                                                               186          (47)     13,694       31,611
                                                          --------     --------    --------     --------
Net income (loss).....................................    $  4,181     $  3,957    $ 21,499     $(24,949)
                                                          ========     ========    ========     ========
Income (loss) per common share -- basic:
  Income from continuing operations...................    $   0.13     $   0.13    $   0.25     $   0.21
                                                          ========     ========    ========     ========
  Income (loss) from discontinued operations..........    $   0.01     $     --    $   0.43     $  (0.99)
                                                          ========     ========    ========     ========
Net income (loss).....................................    $   0.13     $   0.12    $   0.68     $  (0.78)
                                                          ========     ========    ========     ========
Income (loss) per common share -- diluted:
  Income from continuing operations...................    $   0.13     $   0.13    $   0.24     $   0.21
                                                          ========     ========    ========     ========
  Income (loss) from discontinued operations..........    $   0.01     $     --    $   0.43     $  (0.98)
                                                          ========     ========    ========     ========
Net income (loss).....................................    $   0.13     $   0.12    $   0.67     $  (0.77)
                                                          ========     ========    ========     ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)


                                                                       FOR THE QUARTER ENDED
                                                        ---------------------------------------------------
                                                        DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                            1997         1998        1998         1998
                                                        ------------   ---------   --------   -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Net Revenue...........................................    $159,632     $321,256    $415,863     $414,027
                                                          --------     --------    --------     --------
Cost and expenses:
  Salaries, cost of care and other operating
    expenses..........................................     146,078      294,513     375,943      367,092
  Equity in (earnings) losses of unconsolidated
    subsidiaries......................................         634       (1,200)     (6,750)      (5,479)
                                                          --------     --------    --------     --------
  Segment Profit......................................      12,920       27,943      46,670       52,414
                                                          --------     --------    --------     --------
  Depreciation and amortization.......................       5,568       11,489      16,326       15,881
  Interest, net.......................................       7,685       17,799      24,693       26,328
  Stock option expense (credit).......................      (3,959)         420          12       (2,096)
  Managed care integration costs......................          --       11,074       1,240        4,648
                                                          --------     --------    --------     --------
                                                             9,294       40,782      42,271       44,761
                                                          --------     --------    --------     --------
Income (loss) from continuing operations before income
  taxes, minority interest and extraordinary items....       3,626      (12,839)      4,399        7,653
Provision for (benefit from) income items.............       1,451       (4,278)      3,361        5,010
                                                          --------     --------    --------     --------
Income (loss) from continuing operations before
  minority interest and extraordinary items...........       2,175       (8,561)      1,038        2,643
Minority interest.....................................       2,374          618       1,095            7
                                                          --------     --------    --------     --------
Income (loss) from continuing operations before
  extraordinary items.................................        (199)      (9,179)        (57)       2,636
Discontinued operations:
  Income (loss) from discontinued operations..........       7,827        6,887       7,467       (1,650)
                                                          --------     --------    --------     --------
Income (loss) before extraordinary items..............       7,628       (2,292)      7,410          986
Extraordinary item -- net loss on early
  extinguishments of debt.............................          --      (33,015)         --           --
                                                          --------     --------    --------     --------
Net income (loss).....................................    $  7,628     $(35,307)   $  7,410     $    986
                                                          ========     ========    ========     ========
Income (loss) per common share -- basic:
  Income (loss) from operations before extraordinary
    items.............................................    $  (0.01)    $  (0.30)   $     --     $   0.08
                                                          ========     ========    ========     ========
  Income (loss) from discontinued operations..........    $   0.27     $   0.22    $   0.24     $  (0.05)
                                                          ========     ========    ========     ========
  Extraordinary losses on early extinguishments of
    debt..............................................    $     --     $  (1.06)   $     --     $     --
                                                          ========     ========    ========     ========
Net income (loss).....................................    $   0.26     $  (1.14)   $   0.24     $   0.03
                                                          ========     ========    ========     ========
Income (loss) per common share -- diluted:
  Income (loss) from continuing operations before
    extraordinary items...............................    $  (0.01)    $  (0.30)   $     --     $   0.08
                                                          ========     ========    ========     ========
  Income (loss) from discontinued operations..........    $   0.27     $   0.22    $   0.24     $  (0.05)
                                                          ========     ========    ========     ========
  Extraordinary losses on early extinguishments of
    debt..............................................    $     --     $  (1.06)   $     --     $     --
                                                          ========     ========    ========     ========
Net income (loss).....................................    $   0.26     $  (1.14)   $   0.24     $   0.03
                                                          ========     ========    ========     ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



15. SUBSEQUENT EVENT



   On July 19, 1999, the Company entered into a definitive agreement to issue approximately $75.4 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment"). On December 15, 1999, the Company and TPG amended and restated the definitive agreement and consummated the TPG Investment.



    Pursuant to the amended and restated definitive agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase an additional approximately $21.0 million of Series A Preferred Stock. Net proceeds from issuance of Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time by the holder into approximately 6.3 million shares of the Company's common stock at a conversion price of $9.375 per share and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Options will expire unless exercised by June 15, 2002. TPG may exercise the Options in whole or in part. The Company may, under certain circumstances, require TPG to exercise the Options. The terms of the shares of Series A Preferred Stock issuable pursuant to the Options are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment.



    TPG has three representatives on the Company's twelve-member Board of Directors.



    The issuance of common stock in respect of accrued and unpaid dividend obligations on the Series A Preferred Stock and the issuance of common stock underlying the Options are subject to approval by the Company's stockholders. The Company intends to seek such stockholder approval no later than the next annual meeting of its stockholders, which is expected to be held in February 2000.

            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS--MAGELLAN



                                 (IN THOUSANDS)



                                                                           CHARGED TO
                                               BALANCE AT   CHARGED TO       OTHER                         BALANCE AT
                                               BEGINNING    COSTS AND      ACCOUNTS--     DEDUCTIONS--       END OF
CLASSIFICATION                                 OF PERIOD     EXPENSES       DESCRIBE        DESCRIBE         PERIOD
--------------                                 ----------   ----------     ----------     ------------     ----------
Fiscal year ended September 30, 1997:
  Allowance for doubtful accounts............    $50,548     $46,211 (D)    $19,373(A)      $ 89,114(B)      $40,311
                                                             $21,400 (E)                       5,164(F)
                                                                                               2,943(G)
                                                 -------     -------        -------         --------         -------
                                                 $50,548     $67,611        $19,373         $ 97,221         $40,311
                                                 =======     =======        =======         ========         =======
Fiscal year ended September 30, 1998:
  Allowance for doubtful accounts............    $40,311     $ 4,977 (D)    $15,031(A)      $ 24,440(B)      $34,867
                                                                              4,376(C)         5,388(F)
                                                 -------     -------        -------         --------         -------
                                                 $40,311     $ 4,977        $19,407         $ 29,828         $34,867
                                                 =======     =======        =======         ========         =======
Fiscal year ended September 30, 1999:
  Allowance for doubtful accounts............    $34,867     $ 3,277 (D)    $ 2,362(A)      $  1,280(B)      $28,437
                                                              (8,072)(E)        604(C)           672(F)
                                                                                               2,649(H)
                                                 -------     -------        -------         --------         -------
                                                 $34,867     $(4,795)       $ 2,966         $  4,601         $28,437
                                                 =======     =======        =======         ========         =======


------------------------


(A) Recoveries of accounts receivable previously written off.



(B) Accounts written off.



(C) Allowance for doubtful accounts (net) assumed or disposed of in acquisitions or dispositions.



(D) Bad debt expense.



(E) Accounts receivable collection fees included in loss on Crescent
    Transactions.



(F) Accounts receivable collection fees payable to CBHS and outside vendors.



(G) Amounts reclassified to contractual allowances.



(H) Conversion of Provider JVs from consolidation to equity method.