Form 10-Q
period 1999-12-31
MAGELLAN HEALTH SERVICES INC
filed 2000-02-14
CIK 19411

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1076937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6950 Columbia Gateway Drive Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

(410) 953-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of the registrant's common stock outstanding as of January 31, 2000 was 31,980,924.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share amounts)

	September 30, 1999	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$37,440	$53,277
Accounts receivable, net	198,646	184,355
Restricted cash and investments	116,824	112,467
Refundable income taxes	3,452	4,299
Other current assets	18,565	17,158

Total current assets	374,927	371,556
Property and equipment, net of accumulated depreciation of $66,692 at September 30, 1999 and $74,646 at December 31, 1999	120,667	118,924
Deferred income taxes	91,657	84,619
Investments in unconsolidated subsidiaries	18,396	18,729
Other long-term assets	9,599	11,232
Goodwill, net	1,108,086	1,103,605
Other intangible assets, net	158,283	154,497

	$1,881,615	$1,863,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,425	$31,183
Accrued liabilities	209,796	199,979
Medical claims payable	189,928	187,085
Current maturities of long-term debt and capital lease obligations	30,119	30,226

Total current liabilities	474,268	448,473
Long-term debt and capital lease obligations	1,114,189	1,061,268
Deferred credits and other long-term liabilities	92,948	92,521
Minority interest	3,514	3,938
Commitments and contingencies
Redeemable preferred stock	—	54,233
Stockholders' equity:
Preferred stock, without par value
Authorized—10,000 shares at September 30, 1999 and 9,793 shares at December 31, 1999
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued and outstanding—34,268 shares at September 30, 1999 and December 31, 1999	8,566	8,566
Other stockholders' equity
Additional paid-in capital	352,030	351,829
Accumulated deficit	(144,550)	(138,284)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 1999 and December 31, 1999	(44,309)	(44,309)
Cumulative foreign currency adjustments included in comprehensive income	(91)	(123)

Total stockholders' equity	196,696	202,729

	$1,881,615	$1,863,162

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,
	1998	1999

Net Revenue	$443,331	$481,825

Cost and expenses:
Salaries, cost of care and other operating expenses	392,313	428,271
Equity in earnings of unconsolidated subsidiaries	(3,783)	(3,474)
Depreciation and amortization	17,513	19,364
Interest, net	24,122	23,991
Managed care integration costs	1,750	—
Special charges, net and stock option expense	1,096	—

	433,011	468,152

Income from continuing operations before provision for income taxes and minority interest	10,320	13,673
Provision for income taxes	5,915	7,265

Income from continuing operations before minority interest	4,405	6,408
Minority interest	410	142

Income from continuing operations	3,995	6,266
Income from discontinued operations (net of income tax provision of $124)	186	—

Net income	4,181	6,266
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	201

Income available to common stockholders	4,181	6,065
Unrealized foreign currency translation loss, net of income tax benefit of $436 in 1998 and $22 in 1999	(655)	(32)

Comprehensive income	$3,526	$6,033

Average number of common shares outstanding—basic	31,613	31,980

Average number of common shares outstanding—diluted	31,660	33,324

Income per common share—basic:
Income from continuing operations	$0.13	$0.19

Income from discontinued operations	$0.01	$—

Net income	$0.13	$0.19

Income per common share—diluted:
Income from continuing operations	$0.13	$0.19

Income from discontinued operations	$0.01	$—

Net income	$0.13	$0.19

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the Three Months Ended December 31,
	1998	1999

Cash flows from operating activities:
Net income	$4,181	$6,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,513	19,364
Equity in earnings of unconsolidated subsidiaries	(3,783)	(3,474)
Non-cash interest expense	954	1,116
Gain on sale of assets	(1,062)	—
Non-cash portion of discontinued operations income	(321)	—
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(6,267)	2,867
Other assets	3,289	(1,374)
Restricted cash and investments	(42,887)	4,357
Accounts payable and other accrued liabilities	34,142	(7,884)
Medical claims payable	(3,946)	(2,843)
Reserve for unpaid claims	(3,131)	7
Income taxes payable and deferred income taxes	9,363	6,213
Other liabilities	(223)	(434)
Minority interest, net of dividends paid	924	424
Other	(1,087)	6

Total adjustments	3,478	18,345

Net cash provided by operating activities	7,659	24,611

Cash flows from investing activities:
Capital expenditures	(14,357)	(6,482)
Acquisitions and investments in businesses, net of cash acquired and return of escrowed funds	6,444	(4,149)
Conversion of joint ventures from consolidation to equity method	(21,092)	—
Distributions received from unconsolidated subsidiaries	9,303	3,140
Decrease in assets restricted for settlement of unpaid claims	5,808	314
Proceeds from sale of assets, net of transaction costs	3,612	(1,576)

Net cash used in investing activities	(10,282)	(8,753)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	(69)	—
Payments on debt and capital lease obligations	(40,000)	(56,814)
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	56,793

Net cash used in financing activities	(40,069)	(21)

Net increase (decrease) in cash and cash equivalents	(42,692)	15,837
Cash and cash equivalents at beginning of period	92,050	37,440

Cash and cash equivalents at end of period	$49,358	$53,277

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

(Unaudited)

NOTE A—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") for the fiscal year ended September 30, 1999, included in the Company's Annual Report on Form 10-K. All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments. Accordingly, the results of operations of such business segments have been reported in the condensed consolidated financial statements of which these notes are a component as discontinued operations for all periods presented. Certain reclassifications have been made to fiscal 1999 amounts to conform to fiscal 2000 presentation.

NOTE B—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the three months ended December 31, 1998 and 1999 (in thousands):

	Three Months Ended December 31,
	1998	1999

Income taxes paid, net of refunds received	$(3,570)	$951

Interest paid	$12,601	$10,600

NOTE C—Long-Term Debt and Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1999 and December 31, 1999 is as follows (in thousands):

	September 30, 1999	December 31, 1999

Credit Agreement:
Revolving Facility due through 2004	$20,000	$—
Term Loan Facility (8.5% to 9.25% at December 31, 1999) due through 2006	492,873	460,059
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% notes payable through 2005	35	35
5.4% capital lease obligations due through 2014	6,400	6,400

	1,144,308	1,091,494
Less amounts due within one year	30,119	30,226

	$1,114,189	$1,061,268

NOTE D—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 1999	December 31, 1999

Salaries, wages and other benefits	$22,318	$18,705
CHAMPUS Adjustments	51,784	16,742
Due to providers	35,918	38,153
Other	99,776	126,379

	$209,796	$199,979

NOTE E—Income per Common Share

    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended December 31,
	1998	1999

Numerator:
Income from continuing operations	$3,995	$6,266
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	(201)

Income from continuing operations—basic	—	6,065
Add: presumed conversion of redeemable preferred stock	—	201

Income from continuing operations—diluted	$3,995	$6,266

Denominator:
Average number of common shares outstanding—basic	31,613	31,980
Common stock equivalents—stock options	39	177
Common stock equivalents—warrants	8	3
Common stock equivalents—redeemable preferred stock	—	1,164

Average number of common shares outstanding—diluted	31,660	33,324

Income from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.13	$0.19

Diluted (diluted numerator/diluted denominator)	$0.13	$0.19

    Options to purchase approximately 3,415,000 shares of common stock at $6.16 to $24.38 per share were outstanding during the three months ended December 31, 1999, but were excluded from the calculation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 3,246,000 of these options, which expire between fiscal 2001 and 2009, were outstanding at December 31, 1999.

    Warrants to purchase approximately 4,713,000 shares of common stock at $26.15 to $38.70 per share were outstanding during the three months ended December 31, 1999, but were excluded from the calculation of average number of common shares outstanding—diluted because the warrants' exercise prices were greater than the average market price of the common shares underlying such warrants during the period. All of the warrants, of which 2,000,000 expire in January 2000 with the remainder expiring between fiscal 2001 and 2009, were outstanding at December 31, 1999.

    The Option (as defined) was outstanding at December 31, 1999. Exercise of the Option would result in the issuance of redeemable preferred stock which is convertible into a maximum of approximately 2,240,000 shares of the Company's common stock. The common shares underlying the Option were excluded from the calculation of average number of common shares outstanding—diluted because the exercise price of the Option, $9.375 per share, was greater than the average market price of the common shares underlying the Option, which will expire in fiscal 2002. See Note K—"Redeemable preferred stock."

    On November 17, 1998, the Company's Board of Directors (the "Board") approved the repricing of stock options outstanding under the Company's existing stock option plans and held by current directors and full-time employees (the "Stock Option Repricing"). Each holder of 10,000 or more stock options who chose to participate in the Stock Option Repricing was required to forfeit a percentage of outstanding stock options depending upon such factors as level of employment and number of options held.

    In order to participate in the Stock Option Repricing: (i) members of the Board, including the Chief Executive Officer ("CEO"), were required to forfeit 40% of their outstanding options; (ii) Named Executive Officers (as defined by Securities and Exchange Commission Regulations) other than the CEO were required to forfeit 30% of their outstanding options; (iii) all other holders of 50,000 or more options were required to forfeit 25% of their outstanding options; and (iv) all other holders of 10,000 to 49,999 options were required to forfeit 15% of their outstanding options.

    The Stock Option Repricing was consummated on December 8, 1998, based on the fair market value of the Company's common stock on such date. Approximately 2.0 million outstanding stock options were repriced to $8.406 and approximately 0.7 million outstanding stock options were canceled as a result of the Stock Option Repricing. Each participant in the Stock Option Repricing was precluded from exercising repriced stock options until June 8, 1999.

NOTE F—Investments in Unconsolidated Subsidiaries

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

    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 1999	December 31, 1999

Current assets	$19,572	$20,459
Property and equipment, net	228	203

Total assets	$19,800	$20,662

Current liabilities	$12,673	$13,189
Partners' capital	7,127	7,473

Total liabilities and partners' capital	$19,800	$20,662

Company investment	$3,563	$3,737

	Three Months Ended December 31, 1998	Three Months Ended December 31, 1999

Net revenue	$14,580	$14,047
Operating expenses	8,348	7,422

Net income	$6,232	$6,625

Company equity income	$3,116	$3,313

    Premier Behavioral Systems, LLC.  The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1999 and December 31, 1999 was $12.2 million and $12.1 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended December 31, 1998 and 1999 was $0.7 million and $(0.1) million, respectively.

NOTE G—Discontinued Operations

General

    On September 10, 1999, the Company consummated the transfer of assets and other interests pursuant to a Letter Agreement dated August 10, 1999 with Crescent Real Estate Equities ("Crescent"), Crescent Operating, Inc. ("COI") and Charter Behavioral Health Systems, LLC ("CBHS") that effected the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS Transactions"). Significant terms of the CBHS Transactions are summarized as follows:

Healthcare Provider Interests

  •
  The Company disposed of the majority of its interests in CBHS and was left with only a 10% non-voting common interest in CBHS at September 30, 1999 and December 31, 1999. The Company's interest in CBHS was valued at $0 as of September 30, 1999 and December 31, 1999.
  •
  The Company agreed to transfer to CBHS its interests in five of its six hospital-based joint ventures and certain other provider real estate and interests as soon as practicable. These joint ventures had previously been managed by CBHS for a fee equivalent to the Company's portion of their earnings.
  •
  The Company transferred to CBHS the right to receive approximately $7.1 million from Crescent for the sale of two psychiatric hospitals that were acquired by the Company (and leased to CBHS) in connection with CBHS' acquisition of certain businesses from Ramsay Healthcare, Inc. in fiscal 1998.
  •
  The Company forgave receivables due from CBHS of approximately $3.3 million for payments received by CBHS for patient services prior to the formation of CBHS on June 17, 1997. The receivables related primarily to patient stays that "straddled" the formation date of CBHS.
  •
  The Company will pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date.
  •
  CBHS will indemnify the Company for 20% of up to the first $50 million ($10 million in total) for expenses, liabilities and settlements related to government investigations for events that occurred prior to June 17, 1997 (the "CBHS Indemnification"). CBHS will be required to pay the Company a maximum of $500,000 per year under the CBHS Indemnification.
  •
  Crescent, COI, CBHS and Magellan have provided each other with mutual releases of claims among all of the parties with respect to the original transactions that effected the formation of CBHS and the operation of CBHS since June 17, 1997 with certain specified exceptions.

Healthcare Franchising Interests

  •
  The Company transferred all of its healthcare franchising interests to CBHS and was released from performing any further franchise services or incurring future franchising expenses.
  •
  The Company forgave unpaid franchise fees of approximately $115 million.

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represent the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million, (primarily non-cash) in the fourth quarter of fiscal 1999. The Company expects to transfer the Provider JVs and related real estate to CBHS and to sell its remaining joint venture interest and related real estate by no later than August 31, 2000.

    Substantially all of the Company's healthcare provider and healthcare franchising operations were either sold or assigned to CBHS during September 1999 and no income or expense related to these operations was recorded for the three months ended December 31, 1999. Accordingly, the following summary of discontinued operations income is for the three months ended December 31, 1998 only (in thousands):

Three Months Ended December 31, 1998
Net revenue (1)	$19,812

Salaries, cost of care and other operating expenses	20,903
Equity in earnings of unconsolidated subsidiaries	(1,199)
Depreciation and amortization	878
Interest income (2)	(13)
Special income, net	(1,062)
Other expenses (3)	119

Net income	$186

(1)
Includes $1.2 million related to the settlement and adjustment of reimbursement issues related to prior periods ("Cost Report Settlements").
(2)
Interest expense has not been allocated to discontinued operations.
(3)
Includes income taxes and minority interest.

    Remaining assets and liabilities of the healthcare provider business at December 31, 1999 include, among other things, (i) hospital-based real estate of $7.0 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate and (iii) reserve for discontinued operations of $9.2 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note H—"Contingencies."

    The following table provides a rollforward of liabilities resulting from the CBHS Transactions (in thousands):

Type of Cost	Balance September 30, 1999	Additions	(Receipts) Payments	Balance December 31, 1999

Transaction costs and legal fees	$7,553	$—	$2,402	$5,151
Provider JV working capital	3,116	—	—	3,116
Other	755	—	(150)	905

	$11,424	$—	$2,252	$9,172

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

(Unaudited)

NOTE H—Contingencies

    The Company is self-insured for a portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to June 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries and the compliance by CBHS and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Company's psychiatric provider operations prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the Federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries could relate to the following matters: (i) Medicare cost reports, (ii) Medicaid cost statements, (iii) supplemental applications to CHAMPUS/TriCare based on Medicare cost reports, (iv) medical necessity of services to patients and admissions, (v) failure to provide medically necessary treatment or admissions and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such potential causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

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

    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, including the Holstein Case, in which the Company has been named as a defendant. Besides the Holstein Case, the Company has certain other class action lawsuits which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under insurance policies with a customer of the Company and (ii) the Company was party to employee malpractice and professional negligence regarding a specific mental health illness. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $51.8 million and $16.7 million as of September 30, 1999 and December 31, 1999, respectively for CHAMPUS Adjustments. During the quarter ended December 31, 1999, the Company reached a settlement agreement with a contractor under one of its CHAMPUS contracts whereby the Company paid approximately $38.1 million to the contractor during such quarter. The Company and the contractor under this CHAMPUS contract are in the process of appealing the department of defense's retroactive adjustment. While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

NOTE I—Managed Care Integration Plan and Costs

Integration Plan

    The Company integrated three behavioral managed care organizations ("BMCOs"), Green Spring, HAI and Merit, as a result of acquisitions consummated in fiscal 1996 (Green Spring) and fiscal 1998 (HAI and Merit). The Company also integrated two specialty managed care organizations, Allied and Care Management Resources, Inc. ("CMR"). During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its BMCOs and specialty managed care organizations (the "Integration Plan") that resulted in the elimination of duplicative functions and standardized business practices and information technology platforms. The Integration Plan was completed on September 30, 1999.

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

    The Integration Plan resulted in the closure of approximately 20 leased facilities at the BMCOs, Allied and CMR during fiscal 1998 and 1999.

    The Company recorded approximately $21.0 million of liabilities related to the Integration Plan, of which $11.6 million was recorded as part of the Merit purchase price allocation and $9.4 million ($8.9 million in fiscal 1998 and $0.5 million in fiscal 1999) was recorded in the statement of operations under "Managed care integration costs."

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 1999	Payments	Balance December 31, 1999
Employee termination benefits	$769	$431	$338
Facility closing costs	3,094	269	2,825

	$3,863	$700	$3,163

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

    During the quarter ended December 31, 1998, the Company incurred approximately $1.8 million in other integration costs, including outside consulting costs of approximately $0.8 million and employee office relocation costs of approximately $0.4 million.

    The Company discontinued its practice of classifying other integration costs separately in its consolidated statements of operations for fiscal periods ending after September 30, 1999, on which date the Integration Plan was completed. The Company will continue to incur costs for activities which are similar in nature to those which would have been reported as integration costs prior to the completion of the Integration Plan. The Company does not expect such costs to materially impact its financial position, results of operations or cash flows.

NOTE J—Business Segment Information

    The Company operates through three reportable segments which are engaged in various aspects of the healthcare industry. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization; interest, net; managed care integration costs; special charges, net and stock option expense; income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

    The following tables summarize, for the periods indicated, net revenue and Segment Profit by continuing business segment (in thousands):

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated

Three Months ended December 31, 1998
Net revenue	$356,551	$45,739	$41,041	$—	$443,331

Segment Profit (loss)	$52,620	$5,287	$416	$(3,522)	$54,801

Three Months ended December 31, 1999
Net revenue	$385,705	$51,264	$44,856	$—	$481,825

Segment Profit (loss)	$54,921	$5,238	$309	$(3,440)	$57,028

    The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended December 30,
	1998	1999

Segment Profit	$54,801	$57,028
Depreciation and amortization	(17,513)	(19,364)
Interest, net	(24,122)	(23,991)
Managed care integration costs	(1,750)	—
Special charges, net and stock option expense	(1,096)	—

Income from continuing operations before provision for income taxes and minority interest	$10,320	$13,673

NOTE K—Redeemable Preferred Stock

    On July 19, 1999, the Company entered into a definitive agreement to issue approximately $75.4 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment"). On December 15, 1999, the Company and TPG amended and restated the definitive agreement and consummated the TPG Investment.

    Pursuant to the amended and restated definitive agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock. Net proceeds from issuance of Series A Preferred Stock were $54.0 million. Approximately 50% of such net proceeds was used to reduce debt outstanding under the Term Loan Facility, with the remaining 50% being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time by the holder into approximately 6.3 million shares of the Company's common stock at a conversion price of $9.375 per share and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Option will expire unless exercised by August 19, 2002. TPG may exercise the Option in whole or in part. The Company may, under certain circumstances, require TPG to exercise the Option. The terms of the shares of Series A Preferred Stock issuable pursuant to the Option are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment.

    TPG has three representatives on the Company's twelve-member Board of Directors.

    The issuance of common stock in respect of accrued and unpaid dividend obligations on the Series A Preferred Stock and the issuance of common stock underlying the Option are subject to approval by the Company's stockholders. The Company intends to seek such stockholder approval no later than the next annual meeting of its stockholders, which is scheduled to be held on February 17, 2000.

    The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

December 31, 1999
Redeemable convertible preferred stock:
Series A - stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B - stated value $1, 60 shares authorized, none issued and outstanding	—
Series C - stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Unamortized fair value of Series A Option	(3,308)

Total redeemable convertible preferred stock	55,755
Accumulated unpaid dividends on Series A Preferred Stock	178
Unamortized fair value of Series A Option	3,308
Issuance costs, net of amortization of $23	(5,008)

$54,233

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
December 31, 1999
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Overview

    The Company currently operates through three principal business segments which are engaged in:

  •
  The behavioral managed healthcare business. The Company's Magellan Behavioral Health division coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and alternative care services (such as residential treatment and home or community-based programs). The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) employee assistance programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At December 31, 1999, the Magellan Behavioral Health division managed the behavioral healthcare benefits of approximately 67.5 million individuals.
  •
  The human services business. The Company provides various human services through its National MENTOR, Inc. ("Mentor") subsidiary. These human services include specialty home-based healthcare services provided through "mentor" homes as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities. The Company acquired three businesses in its human services business segment for an aggregate purchase price of approximately $1.8 million during the quarter ended December 31, 1999. At December 31, 1999, Mentor provided community-based services to approximately 7,000 individuals.
  •
  The specialty managed healthcare business. The Company's Magellan Specialty Health division provides specialty risk-based and ASO services to a variety of health insurance companies and other customers. At December 31, 1999, the Magellan Specialty Health division managed specialty benefits for approximately 3.5 million members of health plans.

    On September 10, 1999, the Company consummated a series of related transactions which are more fully described as the CBHS Transactions in Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein. The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all periods prior to the fourth quarter of fiscal 1999. The Company recorded an after-tax loss on the disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million (primarily non-cash) in the fourth quarter of fiscal 1999.

    The CBHS Transactions represented the final step in the Company's transformation from being a provider of behavioral healthcare services to patients in primarily an inpatient setting to being primarily a manager of specialty healthcare services. The Company undertook the initial steps of this transformation with the belief that becoming a fully integrated manager/provider of specialty healthcare services would simultaneously position it to take advantage of opportunities in the growing managed care industry while enhancing its ability to effectively treat patients in its inpatient psychiatric hospitals. As the Company's managed care business grew; however, it became apparent that the opportunities available to the Company through consolidating the then-fractured managed specialty healthcare industry were superior to those available to a fully integrated manager/provider company; therefore, it decided to sell its provider interests and invest the proceeds in expansion of its managed specialty healthcare business.

    A brief timeline of the significant steps in this transformation is as follows:

  •
  December 1995. The Company acquired a 61% ownership interest in Green Spring Health Services, Inc. ("Green Spring"). At this time, the Company was the largest operator of freestanding psychiatric hospitals in the United States and was not significantly engaged in the managed specialty healthcare business.
  •
  February 1997. The Company acquired an 85% interest in Care Management Resources, Inc. ("CMR"), signaling the Company's first significant involvement in a component of the managed healthcare industry not related to behavioral care.
  •
  June 1997. The Company completed the Crescent Transactions, in which it sold substantially all of the real estate and other property used in its domestic psychiatric hospital business. The Company retained a 50% ownership interest in Charter Behavioral Health Systems, LLC ("CBHS"), which continued to operate the Company's former hospital-based provider business. The Company also retained certain intellectual property which it licensed to CBHS under a franchise agreement.
  •
  December 1997. The Company used the net proceeds from the Crescent Transactions to finance the acquisitions of Human Affairs International, Incorporated ("HAI") and Allied Specialty Care Services, Inc. ("Allied").
  •
  January 1998. The former owners of Green Spring exchanged their collective 39% ownership interest in Green Spring to the Company for 2,831,516 shares of the Company's common stock.
  •
  February 1998. The Company acquired Merit Behavioral Care Corporation, Inc. ("Merit"), one of the largest competitors of its managed behavioral healthcare business segment for approximately $750 million, which was provided primarily through issuance of long-term debt. The Company implemented the Integration Plan, which is more fully described in Note I—"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein, and organized operations around a divisional structure. The Magellan Behavioral Health division was formed from Green Spring, HAI and Merit, and the Magellan Specialty Health division was formed from CMR and Allied.
  •
  April 1999. The Company sold its European psychiatric hospitals.
  •
  September 1999. The Company sold its healthcare franchising operations and 80% of its remaining interest in CBHS. The Company completed the Integration Plan.

Results of Operations

    The following tables summarize, for the periods indicated, operating results by continuing business segment (in thousands).

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated

Three Months Ended December 31, 1998
Net revenue	$356,551	$45,739	$41,041	$—	$443,331

Salaries, cost of care and other operating expenses	307,714	40,452	40,625	3,522	392,313
Equity in earnings of unconsolidated subsidiaries	(3,783)	—	—	—	(3,783)

	303,931	40,452	40,625	3,522	388,530

Segment Profit (1)	$52,620	$5,287	$416	$(3,522)	$54,801

Three Months Ended December 31, 1999
Net revenue	$385,705	$51,264	$44,856	$—	$481,825

Salaries, cost of care and other operating expenses	334,258	46,026	44,547	3,440	428,271
Equity in earnings of unconsolidated subsidiaries	(3,474)	—	—	—	(3,474)

	330,784	46,026	44,547	3,440	424,797

Segment Profit (1)	$54,921	$5,238	$309	$(3,440)	$57,028

(1)
Segment Profit is the measure of profitability used by management to assess the operating performance of each business segment. See Note J—"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Quarter ended December 31, 1999, compared to the same period in fiscal 1999

    Behavioral Managed Healthcare.  Revenue increased 8.2% or $29.2 million, to $385.7 million for the quarter ended December 31, 1999. Salaries, cost of care and other operating expenses increased 8.6% or $26.5 million, to $334.3 million for the quarter ended December 31, 1999. Equity in earnings of unconsolidated subsidiaries decreased approximately $0.3 million, or 8.2% to $3.5 million for the quarter ended December 31, 1999 due primarily to fluctuations in the profitability of Premier. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) increased enrollment related to existing health plan customers, (ii) expanded services and lives under management with certain public sector customers, (iii) new business development and (iv) higher than normal care costs resulting from unfavorable changes in utilization levels in a few select markets during the first two months of the quarter ended December 31, 1999. Total covered lives increased 7.5%, or 4.7 million, to 67.5 million at December 31, 1999, from 62.8 million at December 31, 1998.

    Human Services.  Revenue increased 12% or $5.5 million, to $51.3 million for the quarter ended December 31, 1999. Salaries, cost of care and other operating expenses increased 13.7% or $5.6 million, to $46.0 million for the quarter ended December 31, 1999. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) growth in placements, (ii) acquisition of businesses, (iii) increased spending related to four new business starts and remediation of year 2000 computer issues during the quarter ended December 31, 1999 and (iv) pricing pressures at one local business unit acquired during fiscal 1998.

    Specialty Managed Healthcare  Revenue increased 9.3% or $3.8 million, to $44.9 million for the quarter ended December 31, 1999. Salaries, cost of care and other operating expenses increased 9.7% or $3.9 million, to $44.5 million for the quarter ended December 31, 1999. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from new business development and increased enrollment related to existing customers.

    Depreciation and Amortization.  Depreciation and amortization increased 10.6%, or $1.9 million, to $19.4 million for the quarter ended December 31, 1999, from $17.5 million in the same period in fiscal 1999. The increase is primarily attibutable to depreciation of capital expenditures made during fiscal 1999.

    Interest, net.  Interest expense, net was $24.0 million and $24.1 million for the quarters ended December 31, 1999 and 1998 respectively. This is primarily attributable to lower average outstanding debt during the quarter ended December 31, 1999, offset by increased interest rates.

    Other Items.  The Company recorded managed care integration costs of $1.8 million during the quarter ended December 31, 1998 and recorded no such cost during the fiscal 2000 quarter due to the completion of the Integration Plan. For a more complete discussion of managed care integration costs, see Note I—"Managed Care Integation Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company recorded a special charge of approximately $1.1 million during the quarter ended December 31, 1998. This charge related to non-capitalizable acquistion-related expenditures in the Company's specialty managed healthcare business segment.

    The Company's effective income tax rate decreased to 53.1% for the quarter ended December 31, 1999, from 57.3% for the same period in fiscal 1999. The decrease is primarily attributable to the Company's increased level of earnings in the fiscal 2000 period relative to the amount of non-deductible goodwill amortization expense associated with the Merit acquisition.

    Discontinued Operations.  The Company recorded income from discontinued operations of $0.2 million, net of tax, during the quarter ended December 31, 1998. During September of 1999 the Company exited its healthcare provider and healthcare franchising operations, see Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Historical Liquidity and Capital Resources

    Operating Activities  The Company's net cash provided by operating activities was $24.6 million and $7.7 million for the three months ended December 31, 1999 and 1998, respectively. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily the result of (i) increased earnings in the fiscal 2000 period (ii) timing of working capital receipts and payments and (iii) payments of managed care integration costs in the fiscal 1999 period. During the fiscal 2000 period, non-recurring cash inflows of approximately $24.0 million related to cost report settlements and non-recurring cash payments totaling $38.1 million related to CHAMPUS Adjustments were incurred.

    Investing Activities  Capital expenditures decreased 55%, or $7.9 million, to $6.5 million for the quarter ended December 31, 1999, compared to $14.4 million in the fiscal 1999 period. The decrease was primarily a result of (i) increased capital requirements in the fiscal 1999 period related to integration activities, (ii) reduction of expenditures related to year 2000 preparedness and (iii) timing of capital projects in the fiscal 2000 period.

    The Company acquired businesses in its human services segment and paid contingent purchase consideration related to previously acquired businesses during the fiscal 2000 period. During the fiscal 1999 period, the cash paid for acquisition of businesses was offset by the return of approximately $20.0 million of escrowed amounts related to the acquisition of Allied.

    The Company's cash flow for the fiscal 1999 period reflects a reduction of cash and cash equivalents of $21.1 million which is related to the conversion of eight joint ventures from consolidation to the equity method. See "—Recent Accounting Pronouncements—EITF 96-16". This reduction does not represent an actual reduction of cash and cash equivalents at the affected subsidiaries.

    Financing Activities  The Company repaid $20.0 million and $40.0 million of Revolving Facility obligations during the quarters ended December 31, 1999 and 1998, respectively. As of December 31, 1999 the Company had $124.1 million of availability under the Revolving Facility, excluding $25.9 million of availability reserved for certain letters of credit. During the fiscal 2000 period the Company reduced amounts outstanding under its Credit Agreement and other obligations by an aggregate amount of $56.8 million including amounts paid under the Revolving Facility.

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the quarter ended December 31, 1999, for a total purchase price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See Note K—"Redeemable Preferred Stock" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Outlook-Liquidity and Capital Resources

    Debt Service Obligations.  The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $460.1 million, as of December 31, 1999, under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2000	22.7
2001	34.2
2002	43.4
2003	80.8
2004	137.6
2005	115.8
2006	25.6
2007	—
2008	$625.0

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had $60.0 million of borrowings outstanding under the Revolving Facility as of February 14, 2000.

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

    The Company paid $60.0 million to Aetna during March, 1999 for both the full Tranche 1 Payment and the full Tranche 2 Payment for the Contract Year ended December 31, 1998. This payment was recorded as an additional $60.0 million of goodwill and other intangible assets related to the purchase of HAI.

    Also, based upon the membership enrollment data related to the Contract Year ended December 31, 1999 ("Contract Year 2"), the Company, prior to the issuance of its September 30, 1999, financial statements, believed beyond a reasonable doubt that it would be required to make both the full Tranche 1 Payment and the full Tranche 2 Payment ($60.0 million in aggregate) related to Contract Year 2. Accordingly, the Company recorded an additional $60.0 million of goodwill and other intangible assets related to the purchase of HAI, for a total increase of $120.0 million during fiscal 1999. The Contract Year 2 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's condensed consolidated balance sheets as of September 30, 1999, and December 31, 1999. The Company paid $60.0 million to Aetna during February, 2000 for both the full Tranche 1 Payment and the full Tranche 2 Payment for Contract Year 2.

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

  •
  The original $20.0 million placed in escrow by the Company at the consummation of the Allied acquisition, plus accrued interest, was repaid to the Company. This $20.0 million was included in the $70.0 million originally paid for Allied.

  •
  The Company paid the former owners of Allied $4.5 million additional consideration which was recorded as goodwill.

  •
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

    Revolving Facility and Liquidity.  The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At February 14, 2000, the Company had approximately $60.2 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $38.0 million for capital expenditures over the remainder of fiscal 2000, in addition to the $6.5 million spent to-date. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, should be sufficient to fund its debt service requirements; anticipated capital expenditures; contingent payments, if any, with respect to HAI and CMG and other investing and financing activities for the foreseeable future. The Company has borrowed under the Revolving Facility to meet significant commitments during the second quarter of fiscal 2000 including, but not limited to, the semi-annual interest payment on the Notes of $28.1 million and contingent consideration for the Company's purchase of HAI of $60.0 million, which were paid in February, 2000. The Company expects its borrowing capacity under the Revolving Facility to decline to approximately $40.0 million to $60.0 million by March 31, 2000 depending primarily on (i) the timing and amount of contingent consideration paid related to CMG (if any), (ii) the operating and cash flow performance of the Company, (iii) capital resources needed to pursue certain new risk-based managed care business and (iv) the timing and amount of acquisition-related spending. If the Company's borrowing capacity under the Revolving Facility is expected to fall below the levels described above, management intends to delay or forego certain investing activities, including capital expenditures and acquisitions, and possibly forego certain new business opportunities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company's control.

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

October 1, 1998
Increase (decrease) in:
Cash and cash equivalents	$(21,092)
Other current assets	(9,538)
Long-term assets	(30,049)
Investment in unconsolidated subsidiaries	26,498

Total assets	$(34,181)

Current liabilities	$(10,381)
Minority interest	(23,800)

Total liabilities	$(34,181)

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

    State of Readiness.  The Company completed its year 2000 remediation efforts prior to December 31, 1999, including the implementation of a company-wide year-end transition strategy. Corporate offices and regional service center teams worked diligently before,during and after the rollover to see that systems and processes were ready and that our members were able to access the quality of care they needed. The Company organized three command centers in different regions of the country, overseeing the millennium rollover of centrally and locally supported mission-critical systems. In addition, key vendors (e.g. utilities, banks, telecommunications providers, hardware and software vendors, etc.), providers and business partners were monitored for status and performance. The Company did not encounter any year 2000 related issues resulting in any disruption of service to its customers, nor did it implement any year 2000 contingency plans to continue operation of mission critical systems.

    External Relationships.  The Company completed its risk assessment of all External Relationships and developed contingency plans to mitigate risk. Action plans were implemented to monitor key vendors for status and performance during the millenium rollover period. The Company did not encounter any disruption of service and did not implement any of its contingency plans.

    Year 2000 Costs.  Total costs incurred solely for remediation of potential year 2000 problems were approximately $4.3 million in fiscal 1999. The Company incurred no significant year 2000-related costs subsequent to September 30, 1999. A large majority of these costs were incremental expenses that will not recur in calendar 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows. In addition, the Company estimates that it accelerated approximately $5.5 million of capital expenditures that would have been budgeted for future periods into fiscal 1999 to ensure year 2000 readiness for outdated systems.

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.		Description of Exhibit
4(a	)	Amendment No. 5, dated as of January 12, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
4(b	)	Amended and Restated Investment Agreement, dated December 14, 1999, between the Company and TPG Magellan LLC, together with the form of Certificate of Designations of Series A Cumulative Convertible Preferred Stock, which were filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and are incorporated herein by reference.
4(c	)	Registration Rights Agreement, dated as of July 19, 1999, between the Company and TPG Magellan LLC, filed as Exhibit 4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.
4(d	)	Amendment Number One to Registration Rights Agreement, dated as of October 15, 1999, between the Company and TPG Magellan LLC.
27		Financial Data Schedule.
  (b)
  Reports on Form 8-K

  None.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 14, 2000	/s/ CLIFFORD W. DONNELLY Clifford W. Donnelly Executive Vice President and Chief Financial Officer
Date: February 14, 2000	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

QuickLinks

FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES December 31, 1999 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II—OTHER INFORMATION

FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES SIGNATURES