Form 10-K/A
period 1999-09-30
MAGELLAN HEALTH SERVICES INC
filed 2000-03-30
CIK 19411

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

    The undersigned Registrant hereby amends Items 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1999, to include the audited financial statements of Choice Behavioral Health partnership for the year ended December 31, 1999.


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
              4(k)      Credit Agreement, dated February 12, 1998, among the
                        Company, certain of the Company's subsidiaries listed
                        therein and The Chase Manhattan Bank, as administrative
                        agent, which was filed as Exhibit 4(d) to the Company's
                        Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
              4(l)      Amendment No. 1, dated as of September 30, 1998, to the
                        Credit Agreement, dated as of February 12, 1998, among the
                        Company, certain of the Company's subsidiaries listed
                        therein and The Chase Manhattan Bank, as administrative
                        agent, which was filed as Exhibit 4(e) to the Company's
                        Registration Statement Form S-4 (no. 333-49335), which was filed on October 5, 1998, and is incorporated herein by
                        reference.
              4(m)      Amendment No. 2, dated as of April 30, 1999, to the Credit
                        Agreement dated as of February 12, 1998, among the Company certain of the Company's subsidiaries listed therein and the
                        Chase Manhattan Bank, as administrative agent which was
                        filed as Exhibit 4(a) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended June 30, 1999 and is incorporated herein by reference.
             +4(n)      Amendment No. 3, dated as of July 29, 1999, to the Credit
                        Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
             +4(o)      Amendment No. 4, dated as of September 8, 1999, to the
                        Credit Agreement dated as of February 12, 1998, among the
                        Company's subsidiaries listed therein and the Chase
                        Manhattan Bank, as administrative agent.
              4(p)      Investment Agreement dated as of July 19, 1999, between the
                        Company and TPG Magellan LLC together with the following
                        exhibits: (i) form of Certificate of Designations of Series
                        A Cumulative Convertible Preferred Stock; (ii) form of
                        Certificate of Designation of Series B Cumulative
                        Convertible Preferred Stock; (iii) form of Certificate of
                        Designations of Series C Junior Participating Preferred
                        Stock; and (iv) form of Escrow Agreement by and among The
                        Company, TPG Magellan LLC and SunTrust Bank, Atlanta, as
                        escrow agent, filed as Exhibit 4.1 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.
              4(q)      Registration Rights Agreement, dated as of July 19, 1999,
                        between the Company and TPG Magellan LLC, filed as Exhibit
                        4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by
                        reference.
             +4(r)      Amended and Restated Investment Agreement, dated
                        December 14, 1999, between the Company and TPG Magellan LLC together with the following exhibits: (i) form of
                        Certificate of Designations of Series A Cumulative
                        Convertible Preferred Stock; (ii) form of Certificate of
                        Designation of Series B Cumulative Convertible Preferred
                        Stock; (iii) form of Certificate of Designations of Series C
                        Junior Participating Preferred Stock.
            *10(a)      1992 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(c) to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 1994, and is
                        incorporated herein by reference.
            *10(b)      1992 Directors' Stock Option Plan of the Company, as
                        amended, which was filed as Exhibit 10(d) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1994, and is incorporated herein by reference.
            *10(c)      1994 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(e) to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 1994, and is
                        incorporated herein by reference.
            *10(d)      Directors' Unit Award Plan of the Company, which was filed as Exhibit 10(i) to the Company's Registration Statement on
                        Form S-4 (No. 33-53701) filed May 18, 1994, and is
                        incorporated herein by reference.

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
            *10(s)      Compensation Agreement dated September 30, 1996, between
                        Magellan Health Services, Inc. and Henry T. Harbin, M.D.,
                        Executive Vice President of the Company and President and
                        Chief Executive Officer of Green Spring Health Services,
                        Inc., which was filed as Exhibit 10(u) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1996, and is incorporated herein by reference.
            *10(t)      Written description of the Green Spring Health Services,
                        Inc. Annual Incentive Plan for the period ended September
                        30, 1998, which was filed as Exhibit 10(s) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1998 and is incorporated herein by reference.
            *10(u)      Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit
                        10(a) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1999 and is incorporated
                        herein by reference.
            *10(v)      Magellan Behavioral Health Short-Term Incentive Plan for the
                        fiscal year ended September 30, 1999, which was filed as
                        Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended March 31, 1999 and is
                        incorporated herein by reference.
           +*10(w)      Letter Agreement, dated March 2, 1999, between the Company and Clifford W. Donnelly, Executive Vice President of the
                        Company.
           +*10(x)      Letter Agreement, dated June 4, 1999, between the Company
                        and Mark S. Demilio, Executive Vice President of the
                        Company.
             10(y)      Master Lease Agreement, dated June 16, 1997, between
                        Crescent Real Estate Funding VII, L.P., as Landlord, and
                        Charter Behavioral Health Systems, LLC, as Tenant, which was filed as Exhibit 99(b) to the Company's current report on
                        Form 8-K, which was filed on June 30, 1997, and is
                        incorporated herein by reference.
             10(z)      Master Franchise Agreement, dated June 17, 1997, between the
                        Company and Charter Behavioral Health Systems, LLC, which
                        was filed as Exhibit 99(c) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is
                        incorporated herein by reference.
             10(aa)     Form of Franchise Agreement, dated June 17, 1997, between
                        the Company, as Franchisor, and Franchise Owners, which was filed as Exhibit 99(d) to the Company's current report on
                        Form 8-K, which was filed on June 30, 1997, and is
                        incorporated herein by reference.
             10(ab)     Subordination Agreement, dated June 16, 1997, between the
                        Company, Charter Behavioral Health Systems, LLC and Crescent
                        Real Estate Equities Limited Partnership, which was filed as
                        Exhibit 99(e) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
             10(ac)     Operating Agreement of Charter Behavioral Health Systems,
                        LLC, dated June 16, 1997, between the Company and Crescent
                        Operating, Inc., which was filed as Exhibit 99(f) to the
                        Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.
             10(ad)     Warrant Purchase Agreement, dated June 16, 1997, between the
                        Company and Crescent Operating, Inc., which was filed as
                        Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
            *10(ae)     1998 Stock Option Plan of the Company which was filed as
                        Exhibit (ay) to the Company's Registration Statement on Form
                        S-4, which was filed on April 3, 1998, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
            *10(af)     Letter Agreement, dated May 7, 1997, between Green Spring
                        Health Services, Inc. and John J. Wider, Jr., Executive Vice
                        President and Chief Operating Officer of Green Spring Health
                        Services, Inc., which was filed as Exhibit 10 (az) to the
                        Company's Registration Statement on Form S-4, which was
                        filed on April 3, 1998, and is incorporated herein by
                        reference.
            *10(ag)     Employment Agreement, dated December 9, 1998, between
                        Magellan Behavioral Health, Inc. and John Wider, President
                        and Chief Operating Officer of Magellan Behavioral Health,
                        Inc., which was filed as Exhibit 10 to the Company's Form
                        10-Q for the quarterly period ended December 31, 1998 and is incorporated herein by reference.
            *10(ah)     Employment Agreement, dated March 12, 1997, between Green
                        Spring Health Services, Inc. and Clarissa C. Marques, Chief
                        Clinical Officer of Green Spring Health Services, Inc.,
                        which was filed as Exhibit 10 (ba) to the Company's
                        Registration Statement on Form S-4, which was filed on April
                        3, 1998, and is incorporated herein by reference.
            *10(ai)     Letter Agreement, dated February 2, 1995, between Green
                        Spring Health Services, Inc. and Clarissa C. Marques, Senior
                        Vice President of Green Spring Health Services, Inc., which was filed as Exhibit 10 (bb) to the Company's Registration
                        Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
            *10(aj)     Employment Agreement, dated February 11, 1999, between the
                        Company and Clarissa C. Marques, Ph.D., Executive Vice
                        President of the Company, which was filed as Exhibit 10(c)
                        to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1999 and is incorporated
                        herein by reference.
            *10(ak)     Employment Agreement, dated June 25, 1998, between the
                        Company and Henry T. Harbin, M.D., President, Chief
                        Executive Officer of the Company, which was filed as exhibit
                        10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated
                        herein by reference.
             10(al)     Offer to Purchase and Consent Solicitation Statement, dated
                        January 12, 1998, by the Company for all of its 11 1/4%
                        Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the Company's Registration Statement on
                        Form S-4, which was filed on April 3, 1998, and is
                        incorporated herein by reference.
             10(am)     Offer to Purchase and Consent Solicitation Statement, dated
                        January 12, 1998, by Merit Behavioral Care Corporation for
                        all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit 10(ad) to the Company's Registration
                        Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
             10(an)     Agreement and Plan of Merger by and among Merit Behavioral
                        Care Corporation, Merit Merger Corp., and CMG Health, Inc.
                        dated as of July 14, 1997, which was filed as Exhibit 10(ah)
                        to the Company's Annual Report on Form 10-K for the year
                        ended September 30, 1998 and is incorporated herein by
                        reference.
            +21         List of subsidiaries of the Company.
            +23         Consent of Arthur Andersen LLP.
             23(b)      Consent of Ernst & Young LLP.
            +27         Financial Data Schedule


------------------------

*   Constitutes a management contract or compensatory plan arrangement.


+   Previously filed.

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


(D) FINANCIAL STATEMENTS AND SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS BY RULE 14A-3(B):



    (1) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons appear beginning on page F-52 of this Annual Report on Form 10-K.



    (2) Not applicable.

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


                                                      MAGELLAN HEALTH SERVICES, INC.
                                                      (Registrant)

Date: March 30, 2000                                              /S/ CLIFFORD W. DONNELLY
                                                      ------------------------------------------------
                                                                    Clifford W. Donnelly
                                                                Executive Vice President and
                                                                  Chief Financial Officer

Date: December 23, 1999                                                      *
                                                      ------------------------------------------------
                                                                    Thomas C. Hofmeister
                                                         Senior Vice President and Chief Accounting
                                                                          Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                          *                            President, Chief Executive
     -------------------------------------------         Officer and Director       December 23, 1999
                   Henry T. Harbin

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                   David Bonderman

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                 Jonathan J. Coslet

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                 G. Fred DiBona, Jr.

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                Andre C. Dimitriadis

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                  A.D. Frazier, Jr.

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                  Gerald L. McManis

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                          *                            Director
     -------------------------------------------                                    December 23, 1999
                  Daniel S. Messina

                          *                            Chairman of the Board of
     -------------------------------------------         Directors                  December 23, 1999
                  Robert W. Miller

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                   Darla D. Moore

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                Jeffrey A. Sonnenfeld

                          *                            Director
     -------------------------------------------                                    December 23, 1999
                  James B. Williams

------------------------


* Individual signed the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on December 27, 1999, and is not required to sign this Amendment No. 1 to the Company's Annual Report on Form 10-K/A pursuant to Rule 12(b)-15 of the Securities Exchange Act of 1934, as amended.

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

    The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                PAGE
                                                              --------
    Schedule II--Valuation and qualifying accounts..........     S-1


    The following financial statements of unconsolidated subsidiaries of the registrant are submitted herewith in response to Item 14(d)(1):



                                                                PAGE
                                                              --------
CHOICE BEHAVIORAL HEALTH PARTNERSHIP
  Audited Financial Statements
    Report of independent auditors..........................    F-52
    Balance sheets as of December 31, 1998 and December 31,
     1999...................................................    F-53
    Statements of income for the years ended December 31,
     1998 and December 31, 1999.............................    F-54
    Statements of partners' capital for the years ended
     December 31, 1998 and December 31, 1999................    F-55
    Statements of cash flows for the years ended
     December 31, 1998 and December 31, 1999................    F-56
    Notes to financial statements...........................    F-57

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

                         REPORT OF INDEPENDENT AUDITORS



Executive Board
Choice Behavioral Health Partnership



    We have audited the accompanying balance sheets of Choice Behavioral Health Partnership (Choice) as of December 31, 1998 and 1999, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Choice's management. Our responsibility is to express an opinion on these financial statements based on our audits.



    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice Behavioral Health Partnership at December 31, 1998 and 1999, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                          Ernst & Young LLP



Jacksonville, Florida
February 18, 2000

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP



                                 BALANCE SHEETS



                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1998          1999
ASSETS                                                        -----------   -----------
Current assets:
  Cash and cash equivalents.................................  $ 3,995,107   $ 8,498,857
  Restricted cash and cash equivalents......................   11,591,085     6,741,533
  Receivable from Humana....................................    4,883,700     4,917,887
  Other current assets......................................      477,944       291,690
                                                              -----------   -----------
Total current assets........................................   20,947,836    20,449,967

Property and equipment, net.................................      310,225       202,879
                                                              -----------   -----------
Total assets................................................  $21,258,061   $20,652,846
                                                              ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Claims payable............................................  $11,591,085   $ 6,741,533
  Accounts payable and accrued expenses.....................      910,062       909,539
  Due to related parties....................................       61,475        64,003
  Contract settlement reserve...............................    1,942,561     5,464,927
                                                              -----------   -----------
Total current liabilities...................................   14,505,183    13,180,002

Partners' capital:
  CMG Health, Inc...........................................    3,376,439     3,736,422
  FHC Options, Inc..........................................    3,376,439     3,736,422
                                                              -----------   -----------
Total partners' capital.....................................    6,752,878     7,472,844
                                                              -----------   -----------
Total liabilities and partners' capital.....................  $21,258,061   $20,652,846
                                                              ===========   ===========



  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                                 BALANCE SHEET.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP



                              STATEMENTS OF INCOME



                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Provider contract revenue...................................  $70,351,009   $54,353,683
Clinical expenses...........................................   29,169,252    24,723,492
                                                              -----------   -----------
Gross margin................................................   41,181,757    29,630,191

Administrative expenses.....................................    5,362,452     5,340,987
                                                              -----------   -----------
Income from operations......................................   35,819,305    24,289,204

Other income:
  Investment income.........................................    1,037,021       860,762
                                                              -----------   -----------
Net income..................................................  $36,856,326   $25,149,966
                                                              ===========   ===========



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP



                        STATEMENTS OF PARTNERS' CAPITAL



                                                   CMG HEALTH, INC.   FHC OPTIONS, INC.      TOTAL
                                                   ----------------   -----------------   -----------
Balance at December 31, 1997.....................    $ 1,454,361         $ 1,454,361      $ 2,908,722
  Partner distributions..........................    (16,506,085)        (16,506,085)     (33,012,170)
  Net income.....................................     18,428,163          18,428,163       36,856,326
                                                     -----------         -----------      -----------
Balance at December 31, 1998.....................      3,376,439           3,376,439        6,752,878
  Partner distributions..........................    (12,215,000)        (12,215,000)     (24,430,000)
  Net income.....................................     12,574,983          12,574,983       25,149,966
                                                     -----------         -----------      -----------
Balance at December 31, 1999.....................    $ 3,736,422         $ 3,736,422      $ 7,472,844
                                                     ===========         ===========      ===========



  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                                   STATEMENT.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP



                            STATEMENTS OF CASH FLOWS



                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $36,856,326   $25,149,966
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation..............................................      188,904       183,488
  Loss on disposal of equipment.............................        7,460         2,072
  Changes in operating assets and liabilities:
    Decrease in restricted cash and cash equivalents........    5,134,237     4,849,552
    (Increase) decrease in receivable from Humana...........   (4,883,700)      (34,187)
    Decrease (increase) in other current assets.............     (147,459)      186,254
    (Decrease) increase in accounts payable and accrued
      expenses..............................................      188,000          (523)
    Decrease in medical claims payable......................   (5,134,237)   (4,849,552)
    Increase (decrease) in contract settlement reserve......   (4,040,844)    3,522,366
    Increase (decrease) in due to related parties...........      (88,356)        2,528
                                                              -----------   -----------
Net cash provided by operating activities...................   28,080,331    29,011,964

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................      (91,327)      (78,214)
                                                              -----------   -----------
Net cash used in investing activities.......................      (91,327)      (78,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners...................................  (33,012,170)  (24,430,000)
                                                              -----------   -----------
Net cash used in financing activities.......................  (33,012,170)  (24,430,000)
                                                              -----------   -----------

Increase (decrease) in cash and cash equivalents............   (5,023,166)    4,503,750
Cash and cash equivalents, beginning of year................    9,018,273     3,995,107
                                                              -----------   -----------
Cash and cash equivalents, end of year......................  $ 3,995,107   $ 8,498,857
                                                              ===========   ===========



  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                                   STATEMENT.

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP



                         NOTES TO FINANCIAL STATEMENTS



                               DECEMBER 31, 1999



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



    The original term of the Contract was for the twelve month option period ended June 30, 1997 with four additional twelve month option periods available for contract extensions at the discretion of CHAMPUS. The fourth option period was extended through June 30, 2000; however, there can be no guarantee that the remaining option periods will be extended.



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



RESTRICTED CASH AND CASH EQUIVALENTS



    The Contract with Humana requires that Choice maintain cash balances sufficient to pay claims payable.



CONCENTRATIONS OF CREDIT RISK



    Choice was formed to provide, and currently exclusively provides, services under the Subcontract. The reliance on Humana, which is Choice's sole customer and the holder of the Contract, and on CHAMPUS, which has sole discretion in extending the Contract under which the Subcontract automatically renews,

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1999



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


subjects Choice to a concentration of credit risk with respect to the Subcontract. Receivable from Humana represents amounts owed to Choice for services provided under the Subcontract for the month of December.



PROPERTY AND EQUIPMENT



    Property and equipment is carried at cost and is depreciated over the shorter of estimated useful life of the asset or the maximum remaining life of the Subcontract using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life or the remaining lease term. Amortization of leasehold improvements is included in depreciation expense.



    Property and equipment is comprised of the following:



                                                              DECEMBER 31
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Leasehold improvements..................................  $  3,986   $  5,996
Furniture and fixtures..................................   354,155    355,913
Computer equipment......................................   372,733    413,055
Computer software.......................................    15,420     41,998
                                                          --------   --------
                                                           746,294    816,962
Less accumulated depreciation...........................   436,069    614,083
                                                          --------   --------
                                                          $310,225   $202,879
                                                          ========   ========



    Depreciation expense for the years ended December 31, 1998 and 1999 was approximately $189,000 and $183,000, respectively.



CLINICAL EXPENSES AND CLAIMS PAYABLE



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



    Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at December 31, 1999 of approximately $6,742,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During 1998 and 1999, clinical expenses were decreased by approximately $5,576,000 and $5,439,000, respectively, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims, and increased experience in managing care related to

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1999



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.



PROVIDER CONTRACT REVENUE



    All revenue recorded by Choice is attributable to the Subcontract.



INCOME TAXES



    As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.



3. FAIR VALUE OF FINANCIAL INSTRUMENTS



    The carrying amount of current assets and current liabilities in the accompanying balance sheets approximates their fair value.



4. RELATED PARTY TRANSACTIONS



    CMG, Options and Humana provide certain services to Choice and pay certain expenses on behalf of Choice. Choice is billed for the actual cost of all services provided and expenses paid on its behalf. Choice paid the following amounts to these related parties:



                                                          YEAR ENDED DECEMBER 31
                                                          -----------------------
                                                             1998         1999
                                                          ----------   ----------
SERVICES PROVIDED BY MAGELLAN
Employee business expenses..............................   $ 45,617     $  3,439
Salaries, benefits and payroll taxes of CMG employees
  providing services to Choice..........................     24,393           --
Supplies and utilities..................................      5,658           --
                                                           --------     --------
                                                           $ 75,668     $  3,439
                                                           ========     ========
SERVICES PROVIDED BY VALUE OPTIONS
Computer support........................................   $     --     $ 22,440
Employee business expenses..............................     36,693        4,311
Supplies and utilities..................................      5,101          462
Salaries, benefits and payroll taxes of Options
  employees providing services to Choice................     24,393        2,036
                                                           --------     --------
                                                           $ 66,187     $ 29,249
                                                           ========     ========
SERVICES PROVIDED BY HUMANA
Telephone services......................................   $250,703     $234,590
Field office facility space.............................     44,697       43,884
Miscellaneous...........................................     22,732       10,120
                                                           --------     --------
                                                           $318,132     $288,594
                                                           ========     ========

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1999



4. RELATED PARTY TRANSACTIONS (CONTINUED)


    The amounts due to related parties is comprised of the following:



                                                                DECEMBER 31
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
CMG.......................................................  $    --    $ 4,135
Options...................................................    2,666      1,896
Humana....................................................   58,809     57,972
                                                            -------    -------
                                                            $61,475    $64,003
                                                            =======    =======



5. EMPLOYEE BENEFIT PLANS



    Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute up to 15% of their pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. Discretionary contributions of approximately $250,000 and $276,000 were made during 1998 and 1999, respectively. Choice paid approximately $4,500 and $1,625 in administration costs for the plan during 1998 and 1999, respectively.



6. COMMITMENTS AND CONTINGENCIES



    Choice is subject to potential claims arising from the conduct of its business and maintains a general and professional liability insurance policy with a per claim limit of $1,000,000 and aggregate limits of $3,000,000. Choice also maintains umbrella insurance coverage with limits of $10,000,000 per occurrence and aggregate and excess liability coverage of $15,000,000 per occurrence and $15,000,000 in aggregate. Management is unaware of any significant claims which may have been asserted against Choice. In the opinion of management, Choice maintains adequate insurance coverage to contain any claims which may eventually be asserted.



    Choice receives payments in fixed monthly amounts for the management of mental health and substance abuse care. These amounts are subject to retroactive CHAMPUS adjustments, referred to as bid-price adjustments (BPA). There are seven scheduled BPAs which occur over the course of the five-year contract and which measure a variety of factors, including changes in covered lives; estimates of actual costs for the data collection period (DCP); shifts in workload between military-provided services and contractor-provided services; changes in the acuity of services; and CHAMPUS inflation relative to projections. The DCP is the 12-month period ended June 30, 1996 (12-month period immediately preceding healthcare delivery). BPA2 was finalized in 1998 based on remeasurement of covered lives, estimated DCP utilization and consideration of changes in workload. BPA3 was determined in 1999 based on the same considerations. The BPAs are estimated and reflected as an adjustment to provider contract revenue during the applicable period. Estimated amounts payable to Humana, if any, are included in the contract settlement reserve.



    During 1998, management increased provider contract revenue by approximately $14,366,000 due to the settlement of BPA2. In late 1999, BPA3 was finalized, but not settled, with results indicating a net overpayment to Choice of approximately $4,240,000 for option period one through the first half of option period four. This amount is included in the contract settlement reserve. The determination of the BPA3

                      CHOICE BEHAVIORAL HEALTH PARTNERSHIP

                               DECEMBER 31, 1999



6. COMMITMENTS AND CONTINGENCIES (CONTINUED)


settlement did not include the impact of changes in the acuity of services for which consideration has been postponed to BPA4. Management has estimated the impact of changes in the acuity of services on the BPA3 settlement to be approximately $1,225,000. This amount is included in the contract settlement reserve.



    While management believes that the contract settlement reserve of approximately $5,465,000 is reasonable, because of the inherent uncertainty surrounding the factors included in the determination of the final BPA for each option period, it is at least reasonably possible that the estimated amounts may differ materially from the amounts that would have been recorded had the actual factors been known.

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