Form 10-Q/A
period 2000-03-31
MAGELLAN HEALTH SERVICES INC
filed 2000-05-11
CIK 19411

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1
to

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
INDEX

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS

    In conjunction with the Company's analysis of all major customer contracts in its specialty managed healthcare business segment as part of a strategic business reevaluation undertaken by the Company, the following material item related to one major customer contract necessitated restatement (the "Restatement") of the Company's December 31, 1999, financial statements:

  The Company is currently in negotiations with one major customer surrounding medical claim liabilities under a risk-based contract. While the outcome of the negotiations remain uncertain, sufficient evidence existed prior to the issuance of the Company's December 31, 1999, financial statements to conclude that the Company's medical claim liabilities at such date were understated by $6.0 million. The customer's risk-based contract was terminated effective March 31, 2000.

    In light of these circumstances, the Company is restating its December 31, 1999, financial statements to increase cost of care and medical claims liabilities in its specialty managed healthcare business segment by $6.0 million to reflect this conclusion.

    The principal effects of these changes on the accompanying financial statements are presented in Note B—"Restatement" to the condensed consolidated financial statements.

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the December 31, 1999, Form 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the December 31, 1999, Form 10-Q filed on February 14, 2000, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, which will be filed on May 11, 2000, does, however, contain such modified or updated information.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share amounts)

	September 30, 1999	December 31, 1999 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$37,440	$53,277
Accounts receivable, net	198,646	184,355
Restricted cash and investments	116,824	112,467
Refundable income taxes	3,452	4,299
Other current assets	18,565	17,158

Total current assets	374,927	371,556
Property and equipment, net of accumulated depreciation of $66,692 at September 30, 1999 and $74,646 at December 31, 1999	120,667	118,924
Deferred income taxes	91,657	87,019
Investments in unconsolidated subsidiaries	18,396	18,729
Other long-term assets	9,599	11,232
Goodwill, net	1,108,086	1,103,605
Other intangible assets, net	158,283	154,497

	$1,881,615	$1,865,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,425	$31,183
Accrued liabilities	209,796	199,979
Medical claims payable	189,928	193,085
Current maturities of long-term debt and capital lease obligations	30,119	30,226

Total current liabilities	474,268	454,473
Long-term debt and capital lease obligations	1,114,189	1,061,268
Deferred credits and other long-term liabilities	92,948	92,521
Minority interest	3,514	3,938
Commitments and contingencies
Redeemable preferred stock	—	54,233
Stockholders' equity:
Preferred stock, without par value
Authorized—10,000 shares at September 30, 1999 and 9,793 shares at December 31, 1999
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued and outstanding—34,268 shares at September 30, 1999 and December 31, 1999	8,566	8,566
Other stockholders' equity
Additional paid-in capital	352,030	351,829
Accumulated deficit	(144,550)	(141,884)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 1999 and December 31, 1999	(44,309)	(44,309)
Cumulative foreign currency adjustments included in comprehensive income	(91)	(123)

Total stockholders' equity	196,696	199,129

	$1,881,615	$1,865,562

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,
	1998	1999 (As Restated)
Net Revenue	$443,331	$481,825

Cost and expenses:
Salaries, cost of care and other operating expenses	392,313	434,271
Equity in earnings of unconsolidated subsidiaries	(3,783)	(3,474)
Depreciation and amortization	17,513	19,364
Interest, net	24,122	23,991
Managed care integration costs	1,750	—
Special charges, net and stock option expense	1,096	—

	433,011	474,152

Income from continuing operations before provision for income taxes and minority interest	10,320	7,673
Provision for income taxes	5,915	4,865

Income from continuing operations before minority interest	4,405	2,808
Minority interest	410	142

Income from continuing operations	3,995	2,666
Income from discontinued operations (net of income tax provision of $124)	186	—

Net income	4,181	2,666
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	201

Income available to common stockholders	4,181	2,465
Unrealized foreign currency translation loss, net of income tax benefit of $436 in 1998 and $22 in 1999	(655)	(32)

Comprehensive income	$3,526	$2,433

Average number of common shares outstanding—basic	31,613	31,980

Average number of common shares outstanding—diluted	31,660	33,324

Income per common share—basic:
Income from continuing operations	$0.13	$0.08

Income from discontinued operations	$0.01	$—

Net income	$0.13	$0.08

Income per common share—diluted:
Income from continuing operations	$0.13	$0.08

Income from discontinued operations	$0.01	$—

Net income	$0.13	$0.08

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the Three Months Ended December 31,
	1998	1999 (As Restated)
Cash flows from operating activities:
Net income	$4,181	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,513	19,364
Equity in earnings of unconsolidated subsidiaries	(3,783)	(3,474)
Non-cash interest expense	954	1,116
Gain on sale of assets	(1,062)	—
Non-cash portion of discontinued operations income	(321)	—
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(6,267)	2,867
Other assets	3,289	(1,374)
Restricted cash and investments	(42,887)	4,357
Accounts payable and other accrued liabilities	34,142	(7,884)
Medical claims payable	(3,946)	3,157
Reserve for unpaid claims	(3,131)	7
Income taxes payable and deferred income taxes	9,363	3,813
Other liabilities	(223)	(434)
Minority interest, net of dividends paid	924	424
Other	(1,087)	6

Total adjustments	3,478	21,945

Net cash provided by operating activities	7,659	24,611

Cash flows from investing activities:
Capital expenditures	(14,357)	(6,482)
Acquisitions and investments in businesses, net of cash acquired and return of escrowed funds	6,444	(4,149)
Conversion of joint ventures from consolidation to equity method	(21,092)	—
Distributions received from unconsolidated subsidiaries	9,303	3,140
Decrease in assets restricted for settlement of unpaid claims	5,808	314
Proceeds from sale of assets, net of transaction costs	3,612	(1,576)

Net cash used in investing activities	(10,282)	(8,753)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	(69)	—
Payments on debt and capital lease obligations	(40,000)	(56,814)
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	56,793

Net cash used in financing activities	(40,069)	(21)

Net increase (decrease) in cash and cash equivalents	(42,692)	15,837
Cash and cash equivalents at beginning of period	92,050	37,440

Cash and cash equivalents at end of period	$49,358	$53,277

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

NOTE B—Restatement

    The Company is currently in negotiations with one major customer surrounding medical claim liabilities under a risk-based contract. While the outcome of the negotiations remain uncertain, sufficient evidence existed prior to the issuance of the Company's December 31, 1999, financial statements to conclude that the Company's medical claim liabilities at such date were understated by $6.0 million. The customer's risk-based contract was terminated effective March 31, 2000.

    The Company's December 31, 1999, financial statements, of which these notes are a component, have been restated to reflect the additional cost of care and medical claims liabilities in its specialty managed healthcare buiness segment. A summary of the impact of this restatement on the Company's condensed consolidated financial statements and business segment disclosure is as follows:

	As Restated	As Originally Reported
Selected balance sheet data at December 31, 1999
Assets:
Deferred income taxes	$87,019	$84,619

Total assets	$1,865,562	$1,863,162

Liabilities And Stockholders' Equity:
Current liabilities:
Medical claims payable	$193,085	$187,085

Total current liabilities	$454,473	$448,473

Accumulated deficit	$(141,884)	$(138,284)

Total stockholders' equity	$199,129	$202,729

Total Liabilities and Stockholders' Equity	$1,865,562	$1,863,162

Selected statement of operations data for the three months ended December 31, 1999
Salaries, cost of care and other operating expenses	$434,271	$428,271

Income before provision for income taxes and minority interest	$7,673	$13,673

Provision for income taxes	$4,865	$7,265

Income before minority interest	$2,808	$6,408

Income from continuing operations	$2,666	$6,266

Net income	$2,666	$6,266

Income available to common stockholders	$2,465	$6,065

Comprehensive income	$2,433	$6,033

Income per common share—basic	$0.08	$0.19

Income per common share—diluted	$0.08	$0.19

Selected business segment information for the three months ended December 31, 1999
Segment Profit:
Specialty Managed Healthcare	$(5,691)	$309

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

(Unaudited)

NOTE C—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the three months ended December 31, 1998 and 1999 (in thousands):

	Three Months Ended December 31,
	1998	1999
Income taxes paid, net of refunds received	$(3,570)	$951

Interest paid	$12,601	$10,600

NOTE D—Long-Term Debt and Leases

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

NOTE E—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 1999	December 31, 1999

Salaries, wages and other benefits	$22,318	$18,705
CHAMPUS Adjustments	51,784	16,742
Due to providers	35,918	38,153
Other	99,776	126,379

	$209,796	$199,979

NOTE F—Income per Common Share (As Restated)

    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended December 31,
	1998	1999 (As Restated)
Numerator:
Income from continuing operations	$3,995	$2,666
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	(201)

Income from continuing operations—basic	3,995	2,465
Add: presumed conversion of redeemable preferred stock	—	201

Income from continuing operations—diluted	$3,995	$2,666

Denominator:
Average number of common shares outstanding—basic	31,613	31,980
Common stock equivalents—stock options	39	177
Common stock equivalents—warrants	8	3
Common stock equivalents—redeemable preferred stock	—	1,164

Average number of common shares outstanding—diluted	31,660	33,324

Income from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.13	$0.08

Diluted (diluted numerator/diluted denominator)	$0.13	$0.08

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

    The Option (as defined) was outstanding at December 31, 1999. Exercise of the Option would result in the issuance of redeemable preferred stock which is convertible into a maximum of approximately 2,240,000 shares of the Company's common stock. The common shares underlying the Option were excluded from the calculation of average number of common shares outstanding—diluted because the exercise price of the Option, $9.375 per share, was greater than the average market price of the common shares underlying the Option, which will expire in fiscal 2002. See Note L—"Redeemable preferred stock."

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

NOTE G—Investments in Unconsolidated Subsidiaries

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999

(Unaudited)

NOTE G—Investments in Unconsolidated Subsidiaries (Continued)

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

NOTE H—Discontinued Operations

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

    Remaining assets and liabilities of the healthcare provider business at December 31, 1999 include, among other things, (i) hospital-based real estate of $7.0 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate and (iii) reserve for discontinued operations of $9.2 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note I—"Contingencies."

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

NOTE I—Contingencies

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

NOTE J—Managed Care Integration Plan and Costs

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999

(Unaudited)

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

NOTE K—Business Segment Information (As Restated)

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

    The following tables summarize, for the periods indicated, net revenue and Segment Profit by continuing business segment (in thousands):

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months ended December 31, 1998
Net revenue	$356,551	$45,739	$41,041	$—	$443,331

Segment Profit	$52,620	$5,287	$416	$(3,522)	$54,801

Three Months ended December 31, 1999 (As Restated)
Net revenue	$385,705	$51,264	$44,856	$—	$481,825

Segment Profit	$54,921	$5,238	$(5,691)	$(3,440)	$51,028

    The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended December 31,
	1998	1999 (As Restated)
Segment Profit	$54,801	$51,028
Depreciation and amortization	(17,513)	(19,364)
Interest, net	(24,122)	(23,991)
Managed care integration costs	(1,750)	—
Special charges, net and stock option expense	(1,096)	—

Income from continuing operations before provision for income taxes and minority interest	$10,320	$7,673

NOTE L—Redeemable Preferred Stock

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

    In conjunction with the Company's analysis of all major customer contracts in its specialty managed healthcare business segment as part of a strategic business reevaluation undertaken by the Company, the following material item related to one major customer contract necessitated restatement (the "Restatement") of the Company's December 31, 1999, financial statements:

  The Company is currently in negotiations with one major customer surrounding medical claim liabilities under a risk-based contract. While the outcome of the negotiations remain uncertain, sufficient evidence existed prior to the issuance of the Company's December 31, 1999, financial statements to conclude that the Company's medical claim liabilities at such date were understated by $6.0 million. The customer's risk-based contract was terminated effective March 31, 2000.

    In light of these circumstances, the Company is restating its December 31, 1999, financial statements to increase cost of care and medical claims liabilities in its specialty managed healthcare business segment by $6.0 million to reflect this conclusion.

    The principal effects of these changes on the accompanying financial statements are presented in Note B—"Restatement" to the condensed consolidated financial statements.

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

    On September 10, 1999, the Company consummated a series of related transactions which are more fully described as the CBHS Transactions in Note H—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein. The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all periods prior to the fourth quarter of fiscal 1999. The Company recorded an after-tax loss on the disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million (primarily non-cash) in the fourth quarter of fiscal 1999.

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
  •
  February 1998. The Company acquired Merit Behavioral Care Corporation, Inc. ("Merit"), one of the largest competitors of its managed behavioral healthcare business segment for approximately $750 million, which was provided primarily through issuance of long-term debt. The Company implemented the Integration Plan, which is more fully described in Note J—"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein, and organized operations around a divisional structure. The Magellan Behavioral Health division was formed from Green Spring, HAI and Merit, and the Magellan Specialty Health division was formed from CMR and Allied.
  •
  April 1999. The Company sold its European psychiatric hospitals.
  •
  September 1999. The Company sold its healthcare franchising operations and 80% of its remaining interest in CBHS. The Company completed the Integration Plan.

Results of Operations

    The following tables summarize, for the periods indicated, operating results by continuing business segment (in thousands).

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months Ended December 31, 1998
Net revenue	$356,551	$45,739	$41,041	$—	$443,331

Salaries, cost of care and other operating expenses	307,714	40,452	40,625	3,522	392,313
Equity in earnings of unconsolidated subsidiaries	(3,783)	—	—	—	(3,783)

	303,931	40,452	40,625	3,522	388,530

Segment Profit (1)	$52,620	$5,287	$416	$(3,522)	$54,801

Three Months Ended December 31, 1999 (As Restated)
Net revenue	$385,705	$51,264	$44,856	$—	$481,825

Salaries, cost of care and other operating expenses	334,258	46,026	50,547	3,440	434,271
Equity in earnings of unconsolidated subsidiaries	(3,474)	—	—	—	(3,474)

	330,784	46,026	50,547	3,440	430,797

Segment Profit (1)	$54,921	$5,238	$(5,691)	$(3,440)	$51,028

(1)
Segment Profit is the measure of profitability used by management to assess the operating performance of each business segment. See Note K—"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Quarter ended December 31, 1999 (As Restated), compared to the same period in fiscal 1999

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

    Specialty Managed Healthcare (As Restated).  Revenue increased 9.3% or $3.8 million, to $44.9 million for the quarter ended December 31, 1999. Salaries, cost of care and other operating expenses increased 24.4% or $9.9 million, to $50.5 million for the quarter ended December 31, 1999. The increase in revenue resulted primarily from new business development and increased enrollment related to existing customers. The increase in salaries, cost of care and other operating expenses resulted primarily from increased cost of care related to a specific contract, as well as growth in overall enrollment.

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

    Other Items (As Restated).  The Company recorded managed care integration costs of $1.8 million during the quarter ended December 31, 1998 and recorded no such cost during the fiscal 2000 quarter due to the completion of the Integration Plan. For a more complete discussion of managed care integration costs, see Note J—"Managed Care Integation Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company recorded a special charge of approximately $1.1 million during the quarter ended December 31, 1998. This charge related to non-capitalizable acquistion-related expenditures in the Company's specialty managed healthcare business segment.

    The Company's effective income tax rate increased to 63.4% for the quarter ended December 31, 1999, from 57.3% for the same period in fiscal 1999. The increase is primarily attributable to the Company's decreased level of earnings in the fiscal 2000 period relative to the amount of non-deductible goodwill amortization expense associated with the Merit acquisition.

    Discontinued Operations.  The Company recorded income from discontinued operations of $0.2 million, net of tax, during the quarter ended December 31, 1998. During September of 1999 the Company exited its healthcare provider and healthcare franchising operations, see Note H—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

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

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the quarter ended December 31, 1999, for a total purchase price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See Note L—"Redeemable Preferred Stock" to the Company's condensed consolidated financial statements set forth elsewhere herein.

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

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.		Description of Exhibit
† 4(a	)	Amendment No. 5, dated as of January 12, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
† 4(b	)	Amended and Restated Investment Agreement, dated December 14, 1999, between the Company and TPG Magellan LLC, together with the form of Certificate of Designations of Series A Cumulative Convertible Preferred Stock, which were filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and are incorporated herein by reference.
† 4(c	)	Registration Rights Agreement, dated as of July 19, 1999, between the Company and TPG Magellan LLC, filed as Exhibit 4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.
† 4(d	)	Amendment Number One to Registration Rights Agreement, dated as of October 15, 1999, between the Company and TPG Magellan LLC.
27		Financial Data Schedule (As Restated).

†
Previously filed

(b)
Reports on Form 8-K

None.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: May 10, 2000	/s/ CLIFFORD W. DONNELLY Clifford W. Donnelly Executive Vice President and Chief Financial Officer
Date: May 10, 2000	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

QuickLinks

FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX
SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES December 31, 1999 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES SIGNATURES