Form 10-Q
period 2000-03-31
MAGELLAN HEALTH SERVICES INC
filed 2000-05-11
CIK 19411

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of the registrant's common stock outstanding as of April 30, 2000 was 32,165,203.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I—Financial Information:
Condensed Consolidated Balance Sheets— September 30, 1999 and March 31, 2000	1
Condensed Consolidated Statements of Operations— For the Three Months and the Six Months ended March 31, 1999 and 2000	2
Condensed Consolidated Statements of Cash Flows— For the Six Months ended March 31, 1999 and 2000	3
Notes to Condensed Consolidated Financial Statements	4
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—Other Information:
Item 6.—Exhibits and Reports on Form 8-K	31
Signatures	32

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share amounts)

	September 30, 1999	March 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$37,440	$36,357
Accounts receivable, net	198,646	168,254
Restricted cash and investments	116,824	109,457
Refundable income taxes	3,452	4,982
Other current assets	18,565	18,862

Total current assets	374,927	337,912
Property and equipment, net of accumulated depreciation of $66,692 at September 30, 1999 and $77,516 at March 31, 2000	120,667	117,222
Deferred income taxes	91,657	112,087
Investments in unconsolidated subsidiaries	18,396	18,578
Other long-term assets	9,599	9,579
Goodwill, net	1,108,086	1,060,003
Other intangible assets, net	158,283	149,851

	$1,881,615	$1,805,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,425	$35,844
Accrued liabilities	209,796	153,711
Medical claims payable	189,928	227,429
Current maturities of long-term debt and capital lease obligations	30,119	31,544

Total current liabilities	474,268	448,528
Long-term debt and capital lease obligations	1,114,189	1,107,394
Deferred credits and other long-term liabilities	92,948	36,746
Minority interest	3,514	3,763
Commitments and contingencies
Redeemable preferred stock	—	55,321
Stockholders' equity:
Preferred stock, without par value
Authorized—10,000 shares at September 30, 1999 and 9,793 shares at March 31, 2000
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued and outstanding—34,268 shares and 34,455 shares at September 30, 1999 and March 31, 2000, respectively	8,566	8,613
Other stockholders' equity
Additional paid-in capital	352,030	351,662
Accumulated deficit	(144,550)	(187,420)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 1999 and March 31, 2000	(44,309)	(44,309)
Cumulative foreign currency adjustments included in comprehensive income	(91)	(116)

Total stockholders' equity	196,696	153,480

	$1,881,615	$1,805,232

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	1999	2000	1999	2000
Net Revenue	$479,703	$502,156	$923,034	$983,981

Cost and expenses:
Salaries, cost of care and other operating expenses	429,602	473,604	821,915	907,875
Equity in earnings of unconsolidated subsidiaries	(6,262)	(2,908)	(10,045)	(6,382)
Depreciation and amortization	18,129	19,779	35,642	39,143
Interest, net	24,229	24,254	48,351	48,245
Managed care integration costs	2,119	—	3,869	—
Special charges	2,258	58,173	3,354	58,173

	470,075	572,902	903,086	1,047,054

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority interest	9,628	(70,746)	19,948	(63,073)
Provision for (benefit from) income taxes	5,658	(25,099)	11,573	(20,234)

Income (loss) from continuing operations before minority interest	3,970	(45,647)	8,375	(42,839)
Minority interest	(34)	(111)	376	31

Income (loss) from continuing operations	4,004	(45,536)	7,999	(42,870)
Income (loss) from discontinued operations (net of income tax provision (benefit) of $(31) and $93)	(47)	—	139	—

Net income (loss)	3,957	(45,536)	8,138	(42,870)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	1,088	—	1,289

Income (loss) available to common stockholders	3,957	(46,624)	8,138	(44,159)
Unrealized foreign currency translation gain (loss)	(706)	12	(1,797)	(42)
Provision for (benefit from) income taxes related to unrealized foreign currency translation gain (loss)	(283)	5	(719)	(17)

	(423)	7	(1,078)	(25)

Comprehensive income (loss)	$3,534	(46,617)	$7,060	(44,184)

Average number of common shares outstanding—basic	31,741	32,058	31,676	32,019

Average number of common shares outstanding—diluted	31,751	32,058	31,697	32,019

Income (loss) per common share—basic:
Income (loss) from continuing operations	$0.13	$(1.45)	$0.25	$(1.38)

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss)	$0.12	$(1.45)	$0.26	$(1.38)

Income per common share—diluted:
Income (loss) from continuing operations	$0.13	$(1.45)	$0.25	$(1.38)

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss)	$0.12	$(1.45)	$0.26	$(1.38)

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended March 31,
	1999	2000
Cash flows from operating activities:
Net income (loss)	$8,138	$(42,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,642	39,143
Impairment of long-lived assets	—	58,783
Equity in earnings of unconsolidated subsidiaries	(10,045)	(6,382)
Non-cash interest expense	1,885	2,194
Loss (gain) on sale of assets	289	(610)
Non-cash portion of discontinued operations income	(652)	—
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(4,056)	20,603
Other assets	6,785	(4,455)
Restricted cash and investments	(26,910)	7,367
Accounts payable and other accrued liabilities	8,780	(53,740)
Medical claims payable	3,685	27,821
Reserve for unpaid claims	(4,653)	(78)
Income taxes payable and deferred income taxes	12,595	(21,943)
Other liabilities	5	(292)
Minority interest, net of dividends paid	1,145	239
Other	(1,202)	(42)

Total adjustments	23,293	68,608

Net cash provided by operating activities	31,431	25,738

Cash flows from investing activities:
Capital expenditures	(26,131)	(15,303)
Acquisitions and investments in businesses, net of cash acquired and return of escrowed funds	(55,596)	(63,464)
Conversion of joint ventures from consolidation to equity method	(21,092)	—
Distributions received from unconsolidated subsidiaries	15,150	6,200
Decrease in assets restricted for settlement of unpaid claims	8,844	469
Proceeds from sale of assets, net of transaction costs	6,897	(777)

Net cash used in investing activities	(71,928)	(72,875)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	49,624	59,643
Payments on debt and capital lease obligations	(47,498)	(69,370)
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	54,813
Proceeds from exercise of stock options and warrants	1,145	968

Net cash provided by financing activities	3,271	46,054

Net decrease in cash and cash equivalents	(37,226)	(1,083)
Cash and cash equivalents at beginning of period	92,050	37,440

Cash and cash equivalents at end of period	$54,824	$36,357

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000
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

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments. Accordingly, the results of operations of such business segments have been reported in the condensed consolidated financial statements of which these notes are a component as discontinued operations for all periods presented. Additionally, the Company recorded a $58.2 million impairment charge related to goodwill and other long-lived assets related to its specialty managed healthcare segment during the quarter and the six months ended March 31, 2000. See Note K—"Impairment of Long-Lived Assets."

    All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 1999 amounts to conform to fiscal 2000 presentation.

    These financial statements should be read in conjunction with the audited consolidated financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") for the fiscal year ended September 30, 1999, included in the Company's Annual Report on Form 10-K/A.

NOTE B—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the six months ended March 31, 1999 and 2000 (in thousands):

	Six Months Ended March 31,
	1999	2000
Income taxes paid, net of refunds received	$(2,043)	$1,689

Interest paid	$53,226	$49,528

NOTE C—Long-Term Debt and Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1999 and March 31, 2000 is as follows (in thousands):

	September 30, 1999	March 31, 2000
Credit Agreement:
Revolving Facility due through 2004 (8.0% at March 31, 2000)	$20,000	$55,000
Term Loan Facility (8.188% to 8.938% at March 31, 2000) due through 2006	492,873	452,503
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% notes payable through 2005	35	35
3.75% capital lease obligations due through 2014	6,400	6,400

	1,144,308	1,138,938
Less amounts due within one year	30,119	31,544

	$1,114,189	$1,107,394

NOTE D—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 1999	March 31, 2000
Salaries, wages and other benefits	$22,318	$13,210
CHAMPUS Adjustments	51,784	19,389
Due to providers	35,918	10,515
Other	99,776	110,597

	$209,796	$153,711

NOTE E—Income per Common Share

    The following tables reconcile income (loss) (numerator) and shares (denominator) used in the Company's computations of income (loss) from continuing operations per common share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	1999	2000	1999	2000
Numerator:
Income (loss) from continuing operations	$4,004	$(45,536)	$7,999	$(42,870)
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	(1,088)	—	(1,289)

Income (loss) from continuing operations—basic	4,004	(46,624)	7,999	(44,159)
Add: presumed conversion of redeemable preferred stock(1)	—	—	—	—

Income (loss) from continuing operations—diluted	$4,004	$(46,624)	$7,999	$(44,159)

Denominator:
Average number of common shares outstanding—basic	31,741	32,058	31,676	32,019
Common stock equivalents—stock options	4	—	14	—
Common stock equivalents—warrants	6	—	7	—
Common stock equivalents—redeemable preferred stock	—	—	—	—

Average number of common shares outstanding—diluted	31,751	32,058	31,697	32,019

Income (loss) from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.13	$(1.45)	$0.25	$(1.38)

Diluted (diluted numerator/diluted denominator)	$0.13	$(1.45)	$0.25	$(1.38)

(1)
Conversion of redeemable preferred stock not presumed for the three months and the six months ended March 31, 2000, due to the anti-dilutive effect of such presumed conversion.

    The following potentially dilutive equity instruments were anti-dilutive as a result of the Company's loss from continuing operations for the three months and the six months ended March 31, 2000, and were excluded from the Company's computation of average number of common shares outstanding—diluted for such periods. Their inclusion would have resulted in an increase to average number of common shares outstanding—diluted of approximately 6,530,000 and 3,924,000 for the three months and the six months ended March 31, 2000, respectively.

	Maximum number of shares issuable During the six months Ended March 31, 2000	Amount Outstanding At March 31, 2000	Range of Exercise Prices	Fiscal Years of Expiration
Stock options	1,949,591	1,938,241	$4.19-$6.16	2004-2010
Warrants	18,920	18,920	$5.24	2002
Redeemable preferred stock	6,300,000	6,300,000	N/A	2010

	8,268,511	8,257,161

    The following potentially dilutive equity instruments were anti-dilutive due to the fact that their exercise prices were greater than the average market price of the Company's common stock during the three months and the six months ended March 31, 2000, and were excluded from the Company's computation of average number of shares outstanding—diluted for such periods.

	Maximum number of shares issuable During the six months Ended March 31, 2000	Amount Outstanding At March 31, 2000	Range of Exercise Prices	Fiscal Years of Expiration
Stock options	3,568,929	2,529,091	$6.72-$24.38	2004-2010
Warrants	4,713,413	2,713,413	$26.15-$38.70	2001-2009
TPG Series A Option	2,240,000	2,240,000	$9.375	2002

	10,522,342	7,482,504

    Totals for all anti-dilutive equity instruments outstanding during the period were as follows:

	Maximum number of shares issuable During the six months Ended March 31, 2000	Amount Outstanding At March 31, 2000	Range of Exercise Prices	Fiscal Years of Expiration
Stock options	5,518,520	4,467,332	$4.19-$24.38	2004-2010
Warrants	4,732,333	2,732,333	$5.24-$38.70	2001-2009
Redeemable preferred stock	6,300,000	6,300,000	N/A	2010
TPG Series A Option	2,240,000	2,240,000	$9.375	2002

	18,790,853	15,739,665

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

NOTE F—Acquisitions of Businesses and Investments in Unconsolidated Subsidiaries

    Vivra acquisition.  As of February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), a specialty managed healthcare company. The Company paid $5.0 million to the former owners of Vivra at closing and will make an additional payment of $5.25 million in September 2000, for a total initial purchase price of $10.25 million, excluding transaction costs. The Company may also be required to pay the former owners of Vivra up to $10.0 million of additional consideration which is contingent upon the Company's specialty managed healthcare business segment's achieving certain operating targets.

    The Company accounted for the Vivra acquisition using the purchase method of accounting, and, accordingly, Vivra's results of operations subsequent to the purchase date are included in the results of operations of the Company and of its specialty managed healthcare business segment. The deferred purchase price amount of $5.25 million is included in "Deferred credits and other long-term liabilities" in the Company's condensed consolidated balance sheet at March 31, 2000. The Company initially recorded approximately $1.2 million of identifiable intangible assets and approximately $9.1 million of goodwill associated with the Vivra acquisition and will amortize the identifiable intangible assets using the straight-line method over a weighted-average estimated useful life of ten years. The Company believes the life of the goodwill associated with Vivra to be indeterminate and, therefore, will amortize this goodwill using the straight-line method over a period of forty years. Any contingent payments which may be made with respect to Vivra would be recorded as an addition to goodwill and amortized using the straight-line method over the remaining portion of the original forty year life.

    Approximately 30% of the voting interest in Vivra was owned by the investment firm Texas Pacific Group ("TPG") at the time of the Company's acquisition. Three of the Company's twelve board members are affiliated with TPG; however, these three Board members did not participate in the Board's approval of the Vivra acquisition. TPG is the holder of 59,063 shares of the Company's redeemable preferred stock, representing approximately 16% of the outstanding voting securities of Company at March 31, 2000. See Note L—"Redeemable Preferred Stock."

    2000 Human Services acquisitions.  During the six months ended March 31, 2000, the Company acquired five businesses, in aggregate, in its human services segment for an initial aggregate purchase price of approximately $5.0 million (collectively, the "2000 Human Services Acquisitions"), excluding transaction costs. The 2000 Human Services Acquisitions were accounted for using the purchase method of accounting. The 2000 Human Services Acquisitions provide various residential day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2000
(Unaudited)

NOTE F—Acquisitions of Businesses and Investments in Unconsolidated Subsidiaries (Continued)

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

    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 1999	March 31, 2000
Current assets	$19,572	$21,314
Property and equipment, net	228	184

Total assets	$19,800	$21,498

Current liabilities	$12,673	$14,337
Partners' capital	7,127	7,161

Total liabilities and partners' capital	$19,800	$21,498

Company investment	$3,563	$3,581

	Three Months Ended March 31,		Six Months Ended March 31,
	1999	2000	1999	2000
Net revenue	$13,166	$14,027	$27,746	$28,074
Operating expenses	4,241	8,219	12,589	15,641

Net income	$8,925	$5,808	$15,157	$12,433

Company equity income	$4,463	$2,904	$7,579	$6,217

    Premier Behavioral Systems, LLC.  The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1999 and March 31, 2000 was $12.2 million and $12.0 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended March 31, 1999 and 2000 was $1.9 million and $(0.1) million, respectively, and for the six months ended March 31, 1999 and 2000 was $2.6 million and $(0.2) million, respectively.

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

Healthcare Provider Interests

  •
  The Company disposed of the majority of its interests in CBHS and was left with only a 10% non-voting common interest in CBHS at September 30, 1999 and March 31, 2000. The Company's interest in CBHS was valued at $0 as of September 30, 1999 and March 31, 2000.

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

    Substantially all of the Company's healthcare provider and healthcare franchising operations were either sold or assigned to CBHS during September 1999 and no income or expense related to these operations was recorded for the three months or the six months ended March 31, 2000. Accordingly, the following summary of discontinued operations income is for the three months and the six months ended March 31, 1999 only (in thousands):

	Three Months Ended March 31, 1999	Six Months Ended March 31, 1999
Net revenue (1)	$17,612	$37,424

Salaries, cost of care and other operating expenses	18,041	38,944
Equity in earnings of unconsolidated subsidiaries	(1,165)	(2,364)
Depreciation and amortization	834	1,712
Interest income (2)	(20)	(33)
Other income, net	—	(1,062)
Other expenses (3)	(31)	88

Net income (loss)	$(47)	$139

(1)
Amounts for the six months ended March 31, 1999, include $1.3 million related to the settlement and adjustment of reimbursement issues related to prior periods ("Cost Report Settlements").
(2)
Interest expense has not been allocated to discontinued operations.
(3)
Includes income taxes and minority interest.

    Remaining assets and liabilities of the healthcare provider business at March 31, 2000 include, among other things, (i) hospital-based real estate of $6.5 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate and (iii) liabilities resulting from the CBHS Transactions of approximately $8.2 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note H—"Contingencies."

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2000
(Unaudited)

NOTE G—Discontinued Operations (Continued)

    The following table provides a rollforward of liabilities resulting from the CBHS Transactions (in thousands):

Type of Cost	Balance September 30, 1999	Additions	(Receipts) Payments	Balance March 31, 2000
Transaction costs and legal fees	$7,553	$—	$3,345	$4,208
Provider JV working capital	3,116	—	—	3,116
Other	755	—	(150)	905

	$11,424	$—	$3,195	$8,229

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. The Company has no material receivables from CBHS apart from any amount which may be owed in the future for indemnification claims under the previously described provisions of the CBHS Transactions. The Company does not believe that CBHS' bankruptcy will have a material impact on its financial position, results of operations or cash flows.

NOTE H—Contingencies

    The management and administration of the delivery of behavorial managed healthcare services is subject to laws and regulations and entails significant risk of liability. Such laws and regulations relate to matters including, without limitation, licensure; Medicaid fraud and abuse and administration of employee health benefit plans. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties, including malpractice professional negligence and other related actions and claims.

    Until July 2, 1999, the Company was self-insured for a portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to June 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million, and the Company believes that all claims will be settled within this limit.

    Providers of healthcare services are subject to numerous laws and regulations. While it disposed of its healthcare provider segment in June 1997, the Company remains subject to these laws and regulations for operations of that business prior to June 1997 as well as with respect to certain outpatient clinics the Company continues to operate and the operations of its human services business segment. The subjects of such laws and regulations include but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be subjected to fines or penalties, required to repay amounts received from the government for previously billed patient services and/or excluded from participating in government healthcare programs. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the operations and business practices of the Company's psychiatric provider operations prior to the disposition of such operations in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the Federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs by these psychiatric facilities nationwide. The Department of Justice inquiries could relate to the following matters: (i) Medicare cost reports, (ii) Medicaid cost statements, (iii) supplemental applications to CHAMPUS/TriCare based on Medicare cost reports, (iv) medical necessity of services to patients and admissions, (v) failure to provide medically necessary treatment or admissions and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No claims have been asserted, and the Company cannot reasonably estimate the liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    On May 26, 1998, a group of eleven plaintiffs purporting to represent an uncertified class of psychiatrists, psychologists and social workers brought an action (the "Holstein Case") under the federal antitrust laws in the United States District Court for the District of New Jersey against nine behavioral health managed care organizations, including Merit, CMG, Green Spring and HAI (collectively, the "Defendants"). The complaint alleges that the Defendants violated Section I of the Sherman Act by engaging in a conspiracy to fix the prices at which the Defendants purchase services from mental healthcare providers such as the plaintiffs. The complaint further alleges that the Defendants engaged in a group boycott to exclude mental healthcare providers from the Defendants' networks in order to further the goals of the alleged conspiracy. The complaint also challenges the propriety of the Defendants' capitation arrangements with their respective customers, although it is unclear from the complaint whether the plaintiffs allege that the Defendants unlawfully conspired to enter into capitation arrangements with their respective customers. The complaint seeks treble damages against the Defendants in an unspecified amount and a permanent injunction prohibiting the Defendants from engaging in the alleged conduct which forms the basis of the complaint, plus costs and attorneys' fees. Upon joint motion by the Defendants, the case was transferred to the United States District Court for the Southern District of New York, the same court where a previous similar case (the "Stephens Case") was dismissed for failure to state a claim upon which relief can be granted. On June 16, 1999, the court denied a joint motion filed by Defendants to dismiss the case for substantially the same reasons as in the Stephens Case. On October 14, 1999, the Plaintiffs filed a motion seeking class certification for a class of approximately 200,000 providers. Before the court heard argument on that motion, the parties reached an agreement on the terms of a resolution of the litigation, and that potential resolution is pending before the court. The Company does not believe this matter will have a material adverse effect on its financial position, results of operations or cash flows.

    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, including the Holstein Case, in which the Company has been named as a defendant. Besides the Holstein Case, the Company has been named in a class action lawsuit alleging that a provider affiliated with the Company violated the privacy rights of certain patients and in other class action lawsuits which allege that the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under benefit plans administered by the Company. In the opinion of management, the Company has recorded reserves which are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position, results of operations or cash flows; however, there can be no assurance in this regard.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $51.8 million and $19.4 million as of September 30, 1999 and March 31, 2000, respectively for CHAMPUS Adjustments. During the quarter ended December 31, 1999, the Company reached a settlement agreement with a contractor under one of its CHAMPUS contracts whereby the Company paid approximately $38.1 million to the contractor during such quarter. The Company and the contractor under this CHAMPUS contract are in the process of appealing the Department of Defense's retroactive adjustment. While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

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

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 1999	Adjustments	Payments	Balance March 31, 2000
Employee termination benefits	$769	$150	$677	$242
Facility closing costs	3,094	(150)	834	2,110

	$3,863	$—	$1,511	$2,352

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

NOTE J—Business Segment Information

    The Company operates through three reportable segments which are engaged in various aspects of the healthcare industry. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization; interest, net; managed care integration costs; special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

    The following tables summarize, for the periods indicated, net revenue and Segment Profit by continuing business segment (in thousands):

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months ended March 31, 1999
Net revenue	$382,360	$46,982	$50,361	$—	$479,703

Segment Profit	$53,516	$5,527	$967	$(3,647)	$56,363

Three Months ended March 31, 2000
Net revenue	$411,801	$54,399	$35,956	$—	$502,156

Segment Profit(1)	$52,939	$6,124	$(24,037)	$(3,566)	$31,460

Six Months ended March 31, 1999
Net revenue	$738,911	$92,721	$91,402	$—	$923,034

Segment Profit	$106,136	$10,814	$1,383	$(7,169)	$111,164

Six Months ended March 31, 2000
Net revenue	$797,506	$105,663	$80,812	$—	$983,981

Segment Profit(1)	$107,860	$11,362	$(29,728)	$(7,006)	$82,488

Total assets, September 30, 1999	$1,472,539	$127,348	$88,535	$193,193	$1,881,615

Total assets, March 31, 2000	$1,442,925	$134,931	$42,924	$184,452	$1,805,232

(1)
The Company also recorded a $58.2 million impairment of long-lived assets during the quarter and the six months ended March 31, 2000, related to its specialty managed healthcare segment (see Note K—"Impairment of Long-Lived Assets").

    The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	1999	2000	1999	2000
Segment Profit	$56,363	$31,460	$111,164	$82,488
Depreciation and amortization	(18,129)	(19,779)	(35,642)	(39,143)
Interest, net	(24,229)	(24,254)	(48,351)	(48,245)
Managed care integration costs	(2,119)	—	(3,869)	—
Special charges	(2,258)	(58,173)	(3,354)	(58,173)

Income (loss) from continuing operations before provision for income taxes and minority interest	$9,628	$(70,746)	$19,948	$(63,073)

NOTE K—Impairment of Long-Lived Assets

    The Company recorded a charge of approximately $58.2 million during the quarter and the six months ended March 31, 2000, related to the impairment of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This amount is included in "Special charges" in the Company's condensed consolidated statements of operations for such periods and is related to the goodwill, property and equipment and identifiable intangible assets (collectively, the "Allied Assets") of Allied Specialty Care Services, Inc. ("Allied"), which, prior to the Vivra acquisition, was the principal component of the Company's specialty managed healthcare business segment.

    During the quarter ended March 31, 2000, Allied recorded significant losses associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from Allied represent a change in circumstances with respect to the business of Allied. The Company estimates that the future undiscounted cash flows expected to be generated by Allied are insufficient to fully recover the recorded cost of the Allied Assets.

    Accordingly, the Company adjusted the Allied Assets to their estimated fair value as of March 31, 2000. Based upon the circumstances described above, the Company estimates that the fair value of the Allied Assets was approximately $6.3 million at March 31, 2000. This value reflects the Company's estimate of the recoverable fair value of Allied's property and equipment through sale or continued use.

    The Company will continually monitor events and changes in circumstances regarding the recoverability of the remaining value of the Allied Assets.

NOTE L—Redeemable Preferred Stock

    On July 19, 1999, the Company entered into a definitive agreement to issue approximately $75.4 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of TPG (the "TPG

Investment"). On December 15, 1999, the Company and TPG amended and restated the definitive agreement and consummated the TPG Investment.

    Pursuant to the amended and restated definitive agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock. Net proceeds from issuance of Series A Preferred Stock were $54.0 million. Approximately 50% of such net proceeds were used to reduce debt outstanding under the Term Loan Facility, with the remaining 50% being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time by the holder into approximately 6.3 million shares of the Company's common stock at a conversion price of $9.375 per share and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Option will expire unless exercised by August 19, 2002. TPG may exercise the Option in whole or in part. The Company may, under certain circumstances, require TPG to exercise the Option. The terms of the shares of Series A Preferred Stock issuable pursuant to the Option are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment.

    TPG has three representatives on the Company's twelve-member Board of Directors.

    The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

March 31, 2000
Redeemable convertible preferred stock:
Series A - stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B - stated value $1, 60 shares authorized, none issued and outstanding	—
Series C - stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Unamortized fair value of Series A Option	(2,992)

Total redeemable convertible preferred stock	56,071
Accumulated unpaid dividends on Series A Preferred Stock	1,140
Unamortized fair value of Series A Option	2,992
Issuance costs, net of amortization of $149	(4,882)

$55,321

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
March 31, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999.

Overview

    The Company currently operates through three principal business segments which are engaged in:

  •
  The behavioral managed healthcare business. The Company's Magellan Behavioral Health division coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and alternative care services (such as residential treatment and home or community-based programs). The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) employee assistance programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At March 31, 2000, the Magellan Behavioral Health division managed the behavioral healthcare benefits of approximately 68.6 million individuals.

  •
  The human services business. The Company provides various human services through its National MENTOR, Inc. ("Mentor") subsidiary. These human services include specialty home-based healthcare services provided through "mentor" homes as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities. The Company acquired five businesses in its human services business segment for an aggregate purchase price of approximately $5.0 million during the quarter ended March 31, 2000. At March 31, 2000, Mentor provided community-based services to approximately 7,400 individuals.

  •
  The specialty managed healthcare business. The Company's Magellan Specialty Health division provides specialty risk-based and ASO services to a variety of health insurance companies and other customers. As of February 29, 2000, the Company acquired Vivra, Inc. for an initial purchase price of approximately $10.25 million. See Note F—"Acquisitions of Businesses and Investments in Unconsolidated Subsidiaries" to the Company's condensed consolidated financial statements set forth elsewhere herein.

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

  •
  June 1997. The Company sold substantially all of the real estate and other property used in its domestic psychiatric hospital business and contributed the operations of the hospitals to Charter Behavioral Health Systems, LLC ("CBHS"). The Company retained a 50% ownership interest in CBHS, which continued to operate the Company's former hospital-based provider business. The Company also retained certain intellectual property which it licensed to CBHS under a franchise agreement.

  •
  December 1997. The Company used the net proceeds from the sale of the psychiatric hospital real estate to finance the acquisitions of Human Affairs International, Incorporated ("HAI") and Allied Specialty Care Services, Inc. ("Allied").

  •
  January 1998. The former owners of Green Spring exchanged their collective 39% ownership interest in Green Spring to the Company for 2,831,516 shares of the Company's common stock.

  •
  February 1998. The Company acquired Merit Behavioral Care Corporation, Inc. ("Merit"), for approximately $750 million, which was provided primarily through issuance of long-term debt. The Company implemented the Integration Plan, which is more fully described in Note I—"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein, and organized operations around a divisional structure. The Magellan Behavioral Health division was formed from Green Spring, HAI and Merit, and the Magellan Specialty Health division was formed from CMR and Allied.

  •
  April 1999. The Company sold its European psychiatric hospitals.

  •
  September 1999. The Company sold its healthcare franchising operations and 80% of its remaining interest in CBHS. The Company completed the Integration Plan.

  •
  February 2000. The Company acquired Vivra, Inc. under the Magellan Specialty Health division.

Results of Operations

    The following tables summarize, for the periods indicated, operating results by continuing business segment (in thousands).

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months Ended March 31, 1999
Net revenue	$382,360	$46,982	$50,361	$—	$479,703

Salaries, cost of care and other operating expenses	335,106	41,455	49,394	3,647	429,602
Equity in earnings of unconsolidated subsidiaries	(6,262)	—	—	—	(6,262)

	328,844	41,455	49,394	3,647	423,340

Segment Profit (1)	$53,516	$5,527	$967	$(3,647)	$56,363

Three Months Ended March 31, 2000
Net revenue	$411,801	$54,399	$35,956	$—	$502,156

Salaries, cost of care and other operating expenses	361,770	48,275	59,993	3,566	473,604
Equity in earnings of unconsolidated subsidiaries	(2,908)	—	—	—	(2,908)

	358,862	48,275	59,993	3,566	470,696

Segment Profit (1)	$52,939	$6,124	$(24,037)	$(3,566)	$31,460

Six Months Ended March 31, 1999
Net revenue	$738,911	$92,721	$91,402	$—	$923,034

Salaries, cost of care and other operating expenses	642,820	81,907	90,019	7,169	821,915
Equity in earnings of unconsolidated subsidiaries	(10,045)	—	—	—	(10,045)

	632,775	81,907	90,019	7,169	811,870

Segment Profit(1)	$106,136	$10,814	$1,383	$(7,169)	$111,164

Six Months Ended March 31, 2000
Net revenue	$797,506	$105,663	$80,812	$—	$983,981

Salaries, cost of care and other operating expenses	696,028	94,301	110,540	7,006	907,875
Equity in earnings of unconsolidated subsidiaries	(6,382)	—	—	—	(6,382)

	689,646	94,301	110,540	7,006	901,493

Segment Profit(1)	$107,860	$11,362	$(29,728)	$(7,006)	$82,488

(1)
Segment Profit is the measure of profitability used by management to assess the operating performance of each business segment. See Note J—"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Quarter ended March 31, 2000 ("Current Year Quarter"), compared to the same period in fiscal 1999 ("Prior Year Quarter")

    Behavioral Managed Healthcare.  Revenue increased 7.7% or $29.4 million, to $411.8 million for the Current Year Quarter. Salaries, cost of care and other operating expenses increased 8.0% or $26.7 million, to $361.8 million for the Current Year Quarter. Equity in earnings of unconsolidated subsidiaries decreased approximately $3.4 million, or 54.0% to $2.9 million for the Current Year Quarter due primarily to fluctuations in the profitability of Choice and increased care cost at Premier. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) increased enrollment related to existing health plan customers, (ii) expanded services and lives under management with certain public sector customers, and (iii) new business development. Total covered lives increased 7.3% to approximately 68.6 million at March 31, 2000 from 64.3 million at March 31, 1999.

    Human Services.  Revenue increased 15.8% or $7.4 million, to $54.4 million for the Current Year Quarter. Salaries, cost of care and other operating expenses increased 16.4% or $6.8 million, to $48.3 million for the Current Year Quarter. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) growth in placements, (ii) acquisition of businesses, (iii) increased spending related to new business starts and (iv) to a lesser extent continued pricing pressures.

    Specialty Managed Healthcare  Revenue decreased 28.6% or $14.4 million, to $36.0 million for the Current Year Quarter, primarily related to changes in contractual relationships. Salaries, cost of care and other operating expenses increased 21.5% or $10.6 million, to $60.0 million for the Current Year Quarter. During the three months ended March 31, 2000, the segment recorded a Segment Profit loss of approximately $24.0 million. A significant portion of this loss relates to certain risk-based contracts that have been terminated as of March 31, 2000 and is comprised primarily of provisions for uncollectible receivables and estimated contractual expenses under such contracts. The Company also incurred segment administrative expenses which were not otherwise covered by contractual gross margins. Further, the Company recorded approximately $1.0 million of severance liabilities related to individuals severed during the quarter. The Company also recorded a $58.2 million impairment of long-lived assets in the quarter ended March 31, 2000 related to its specialty managed healthcare segment. See Note K—"Impairment of Long-lived Assets" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Depreciation and Amortization.  Depreciation and amortization increased 9.1%, or $1.7 million, to $19.8 million for the Current Year Quarter from $18.1 million in the Prior Year Quarter. The increase is primarily attibutable to amortization of contingent consideration paid to Aetna for the purchase of HAI and depreciation of capital expenditures made during fiscal 1999.

    Interest, net.  Interest expense, net was nearly identical for the quarters ended March 31, 2000 and 1999. This is primarily attributable to lower average outstanding debt during the Current Year Quarter, offset by increased interest rates and lower amounts of interest income due to lower average balances of cash and cash equivalents and restricted cash and investments.

    Other Items.  The Company recorded managed care integration costs of $2.1 million during the Prior Year Quarter and recorded no such cost during the Current Year Quarter due to the completion of the Integration Plan. For a more complete discussion of managed care integration costs, see Note I—"Managed Care Integation Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Special charges.  The Company recorded special charges of $58.2 million in the Current Year Quarter related to the impairment of Allied's long-lived assets, compared to a $2.3 million special charge recorded in the Prior Year Quarter which was primarily related to the loss on sale of the Company's former corporate headquarters. For a more complete discussion of the special charge in the Current Year Quarter, see Note K—"Impairment of Long-Lived Assets" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate decreased to 35.5% for the Current Year Quarter, from 58.8% for Prior Year Quarter. The decrease is primarily attributable to the Company's loss from continuing operations in the Current Year Quarter relative to the amount of non-deductible goodwill amortization expense associated with the Merit acquisition.

Six Months ended March 31, 2000 ("Current Year To Date"), compared to the same period in fiscal 1999 ("Prior Year To Date")

    Behavioral Managed Healthcare.  Revenue increased 7.9% or $58.6 million, to $797.5 million for the Current Year To Date. Salaries, cost of care and other operating expenses increased 8.3% or $53.2 million, to $696.0 million for the Current Year To Date. Equity in earnings of unconsolidated subsidiaries decreased approximately $3.6 million, or 36% to $6.4 million for the Current Year To Date due primarily to fluctuations in the profitability of Choice and increased care cost at Premier. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) increased enrollment related to existing health plan customers, (ii) expanded services and lives under management with certain public sector customers, and (iii) new business development.

    Human Services.  Revenue increased 14.0% or $13.0 million, to $105.7 million for the Current Year To Date. Salaries, cost of care and other operating expenses increased 15.1% or $12.4 million, to $94.3 million for the Current Year To Date. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) growth in placements, (ii) acquisition of businesses, (iii) increased spending related to new business starts and (iv) to a lessor extent continued pricing pressures.

    Specialty Managed Healthcare  Revenue decreased 11.6% or $10.6 million, to $80.8 million for the Current Year To Date, primarily due to changes in contractual relationships. Salaries, cost of care and other operating expenses increased 22.8% or $20.5 million, to $110.5 million for the Current Year To Date. During the six months ended March 31, 2000, the segment had Segment Profit losses of $29.7 million. This loss is due to the factors mentioned above in the comparison of the Current Year Quarter to the Prior Year Quarter. The Company also recorded a $58.2 million impairment of long-lived assets, including certain intangible assets, in the quarter ended March 31, 2000 related to its specialty managed healthcare segment. See Note K—"Impairment of Long-lived Assets" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Depreciation and Amortization.  Depreciation and amortization increased 9.8%, or $3.5 million, to $39.1 million for the Current Year To Date from $35.6 million in the Prior Year To Date. The increase is primarily attibutable to the factors mentioned in the comparison of the Current Year Quarter to the Prior Year Quarter.

    Interest, net.  Interest expense, net was $48.2 million and $48.4 million for the six months ended March 31, 2000 and 1999 respectively. This is primarily attributable to the factors mentioned in the comparison of the Current Year Quarter to the Prior Year Quarter.

    Other Items.  The Company recorded managed care integration costs of $3.9 million during the Prior Year To Date and recorded no such cost during the Current Year To Date due to the completion of the Integration Plan. For a more complete discussion of managed care integration costs, see Note I—"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Special charges.  The Company recorded special charges of $58.2 million in the Current Year to Date period related to the impairment of Allied's long-lived assets, including certain intangible assets, compared to a $3.4 million special charge recorded in the Prior Year Quarter which was primarily related to the loss on sale of the Company's former corporate headquarters and to non-capitalizable acquisition-related expenditures in the Company's specialty managed healthcare business segment. For a more complete discussion of the special charge in the Current Year To Date, see Note K—"Impairment of Long-Lived Assets" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate decreased to 32.1% for the Current Year To Date, from 58.0% for Prior Year To Date. The decrease is primarily attributable to the Company's loss from continuing operations in the Current Year To Date relative to the amount of non-deductible goodwill amortization expense associated with the Merit acquisition.

    Discontinued Operations.  The Company recorded income from discontinued operations of $0.2 million, net of tax, during the Prior Year To Date. During September 1999 the Company exited its healthcare provider and healthcare franchising operations, see Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Historical Liquidity and Capital Resources

    Operating Activities  The Company's net cash provided by operating activities was $25.7 million and $31.4 million for the six months ended March 31, 2000 and 1999, respectively. The decrease in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily the result of (i) timing of working capital receipts and payments and (ii) payments of managed care integration costs in the fiscal 1999 period. During the fiscal 2000 period, non-recurring cash inflows of approximately $24.0 million related to cost report settlements and non-recurring cash payments totaling $38.1 million related to CHAMPUS Adjustments were incurred.

    Investing Activities  Capital expenditures decreased 41.4%, or $10.8 million, to $15.3 million for the Current Year to Date, compared to $26.1 million in the Prior Year to Date. The decrease was primarily a result of (i) increased capital requirements in the fiscal 1999 period related to integration activities, (ii) reduction of expenditures related to year 2000 preparedness and (iii) deferral of capital projects in the fiscal 2000 period.

    The Company acquired businesses in its specialty managed healthcare and human services segments and paid contingent purchase consideration related to previously acquired businesses during the fiscal 2000 period. During the fiscal 1999 period, the cash paid for acquisition of businesses was offset by the return of approximately $20.0 million of escrowed amounts related to the acquisition of Allied.

    The Company's cash flow for the fiscal 1999 period reflects a reduction of cash and cash equivalents of $21.1 million which is related to the conversion of eight joint ventures from consolidation to the equity method. See "—Recent Accounting Pronouncements—EITF 96-16". This reduction does not represent an actual reduction of cash and cash equivalents at the affected subsidiaries.

    Financing Activities  The Company repaid $40.4 million of indebtedness outstanding under the Term Loan Facility during the six months ended March 31, 2000, including a payment of $27.0 million from the proceeds from issuance of redeemable preferred stock to TPG. Borrowings outstanding under the Revolving Facility increased by $35.0 million over the same period. As of March 31, 2000 the Company had $65.4 million of availability under the Revolving Facility, excluding $29.6 million of availability reserved for certain letters of credit. During the fiscal 2000 period the Company reduced amounts outstanding under its Credit Agreement and other obligations by an aggregate amount of $5.4 million.

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the quarter ended December 31, 1999, for a total price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See Note L—

"Redeemable Preferred Stock" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Outlook-Liquidity and Capital Resources

    Debt Service Obligations.  The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $452.5 million, as of March 31, 2000, under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2000	$15.1
2001	34.2
2002	43.4
2003	80.8
2004	137.6
2005	115.8
2006	25.6
2007	—
2008	625.0

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had $55.0 million of borrowings outstanding under the Revolving Facility as of May 11, 2000.

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

Accordingly, the Company recorded an additional $60.0 million of goodwill and other intangible assets related to the purchase of HAI, for a total increase of $120.0 million during fiscal 1999. The Contract Year 2 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's condensed consolidated balance sheets as of September 30, 1999. The Company paid $60.0 million to Aetna during February, 2000 for both the full Tranche 1 Payment and the full Tranche 2 Payment for Contract Year 2.

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

    Revolving Facility and Liquidity.  The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At May 11, 2000, the Company had approximately $65.4 million of availability under the Revolving Facility. The Company estimates that it will spend less than the approximately $29.2 million originally budgeted for capital expenditures over the remainder of fiscal 2000, in addition to the $15.3 million spent to-date. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, should be sufficient to fund its debt service requirements; anticipated capital expenditures; contingent payments, if any, with respect to HAI and CMG and other investing and financing activities for the foreseeable future. The Company has borrowed under the Revolving Facility to help meet significant commitments during the second quarter of fiscal 2000 including, but not limited to, the semi-annual interest payment on the Notes of $28.1 million and contingent consideration for the Company's purchase of HAI of $60.0 million, which were paid in February, 2000. The Company expects its borrowing capacity under the Revolving Facility to decline to approximately $30.0 million to $55.0 million by September 30, 2000 depending primarily on (i) the timing and amount of contingent consideration paid related to CMG (if any), (ii) the operating and cash flow performance of the Company, (iii) capital resources needed to pursue certain new risk-based managed care business and (iv) the timing and amount of acquisition-related spending. Management intends to delay or forego certain investing activities, including capital expenditures and acquisitions, and possibly forego certain new business opportunities in order to improve liquidity. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company's control.

    Restrictive Financing Covenants.  The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities and conditions. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets; repay other indebtedness; amend other debt instruments (including the Indenture); pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; redeem or repurchase common stock and make acquisitions. On September 30, 2000, the Company's financial covenants become more restrictive, and the ability to comply with such covenants is less assured as a result of the approximately $29.7 million Segment Profit loss incurred in the specialty managed healthcare segment during fiscal 2000. These more restrictive covenants may not be met at September 30, 2000, if the Company's budgeted results are not achieved for the remainder of fiscal 2000 or if the Company's specific action steps to improve liquidity and cash flows and to reduce debt are not successfully implemented.

    Strategic Alternatives to Reduce Long-Term Debt and Improve Liquidity.  The Company is currently evaluating the potential to divest certain assets and businesses and is currently involved in discussions with various parties. There can be no assurance that the Company will be able to divest any asset or businesses or that such divestiture would result in significant reductions of long-term debt or improvements in liquidity. The Company is also reviewing additional strategic alternatives to improve its capital structure and liquidity. There can be no assurance that the Company will be able to consummate any transaction that will improve its capital structure or liquidity.

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

Speciality Managed Healthcare Segment Impact

    The $29.7 million in Segment Profit losses incurred in the specialty managed healthcare segment during the six months ended March 31, 2000, had the impact of reducing the Company's working capital by the same amount. Although not assured, management anticipates that the acquisition of Vivra will serve to improve the results of operations of the specialty managed healthcare segment. Based upon the operations of Vivra, management's objectives are to reduce additional Segment Profit losses for the specialty managed healthcare segment for the remainder of fiscal 2000. Management's objectives are to achieve at least a break-even Segment Profit for the specialty managed healthcare segment, inclusive of Vivra, by the first quarter of fiscal 2001. Management will continue to monitor the results of operations of the specialty managed healthcare segment against these objectives. In addition the Company expects to report certain restructuring and integration costs, most of which is expected to be incurred in the third quarter of fiscal 2000.

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

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
2	Stock Purchase Agreement, dated as of January 28, 2000, by and among Magellan Health Services, Inc.; Allied Specialty Cone Services, Inc. and Vivra Holdings, Inc.
*10(a)	Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 2000.
*10(b)	Magellan Behavorial Health Short-Term Incentive Plan for the fiscal year ended September 30, 2000.
27	Financial Data Schedule.
  (b)
  Reports on Form 8-K

  None.

*
Constitutes a management contract or compensatory plan arrangement.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: May 11, 2000	/s/ CLIFFORD W. DONNELLY Clifford W. Donnelly Executive Vice President and Chief Financial Officer
Date: May 11, 2000	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

QuickLinks

FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES