Form 10-Q
period 2000-06-30
MAGELLAN HEALTH SERVICES INC
filed 2000-08-14
CIK 19411

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of the registrant's common stock outstanding as of July 31, 2000 was 32,165,703.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share amounts)

	September 30, 1999	June 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$37,440	$53,886
Accounts receivable, net	198,646	152,188
Restricted cash and investments	116,824	115,177
Refundable income taxes	3,452	2,564
Other current assets	18,565	16,148

Total current assets	374,927	339,963
Property and equipment, net of accumulated depreciation of $66,692 at September 30, 1999 and $88,859 at June 30, 2000	120,667	118,507
Deferred income taxes	91,657	108,182
Investments in unconsolidated subsidiaries	18,396	16,708
Other long-term assets	9,599	9,008
Goodwill, net	1,108,086	1,054,428
Other intangible assets, net	158,283	145,771

	$1,881,615	$1,792,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,425	$36,127
Accrued liabilities	209,796	167,086
Medical claims payable	189,928	217,285
Current maturities of long-term debt and capital lease obligations	30,119	32,861

Total current liabilities	474,268	453,359
Long-term debt and capital lease obligations	1,114,189	1,088,519
Deferred credits and other long-term liabilities	92,948	35,247
Minority interest	3,514	1,728
Redeemable preferred stock	—	56,531
Stockholders' equity:
Preferred stock, without par value
Authorized—10,000 shares at September 30, 1999 and 9,793 shares at June 30, 2000
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued and outstanding—34,268 shares and 34,455 shares at September 30, 1999 and June 30, 2000, respectively	8,566	8,613
Other stockholders' equity
Additional paid-in capital	352,030	350,452
Accumulated deficit	(144,550)	(182,466)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares	(44,309)	(44,309)
Cumulative foreign currency adjustments included in comprehensive income	(91)	(157)

Total stockholders' equity	196,696	157,183

	$1,881,615	$1,792,567

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	1999	2000	1999	2000
Net Revenue	$463,421	$515,774	$1,386,455	$1,499,756

Cost and expenses:
Salaries, cost of care and other operating expenses	412,315	461,769	1,234,230	1,369,645
Equity in earnings of unconsolidated subsidiaries	(8,196)	(2,465)	(18,241)	(8,847)
Depreciation and amortization	19,801	20,131	55,443	59,274
Interest, net	22,662	23,956	71,013	72,202
Managed care integration costs	522	—	4,391	—
Special charges	—	—	3,354	58,173

	447,104	503,391	1,350,190	1,550,447

Income (loss) from continuing operations before provision for (benefit from) income taxes and minority interest	16,317	12,383	36,265	(50,691)
Provision for (benefit from) income taxes	8,323	7,351	19,896	(12,883)

Income (loss) from continuing operations before minority interest	7,994	5,032	16,369	(37,808)
Minority interest	189	74	565	105

Income (loss) from continuing operations	7,805	4,958	15,804	(37,913)
Income from discontinued operations (net of income tax provision of $9.129 and $9,122)	13,694	—	13,833	—

Net income (loss)	21,499	4,958	29,637	(37,913)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	1,195	—	2,499

Income (loss) available to common stockholders	21,499	3,763	29,637	(40,412)
Unrealized foreign currency translation loss	(88)	(69)	(1,885)	(111)
Benefit from income taxes related to unrealized foreign currency translation loss	(35)	(28)	(754)	(44)

	(53)	(41)	(1,131)	(67)

Comprehensive income (loss)	$21,446	$3,722	$28,506	$(40,479)

Average number of common shares outstanding—basic	31,778	32,166	31,710	32,067

Average number of common shares outstanding—diluted	32,041	32,578	31,822	32,067

Income (loss) per common share—basic:
Income (loss) from continuing operations	$0.25	$0.12	$0.50	$(1.26)

Income (loss) from discontinued operations	$0.43	$—	$0.44	$—

Net income (loss)	$0.68	$0.12	$0.93	$(1.26)

Income per common share—diluted:
Income (loss) from continuing operations	$0.24	$0.12	$0.50	$(1.26)

Income (loss) from discontinued operations	$0.43	$—	$0.43	$—

Net income (loss)	$0.67	$0.12	$0.93	$(1.26)

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended June 30,
	1999	2000
Cash flows from operating activities:
Net income (loss)	$29,637	$(37,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,443	59,274
Impairment of long-lived assets	—	58,783
Equity in earnings of unconsolidated subsidiaries	(18,241)	(8,847)
Non-cash interest expense	2,882	3,278
Gain on sale of assets	(23,623)	(610)
Non-cash portion of discontinued operations income	(1,124)	—
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	4,706	36,669
Other assets	1,624	(2,937)
Restricted cash and investments	(22,670)	1,647
Accounts payable and other accrued liabilities	(9,397)	(38,607)
Medical claims payable	17,282	17,677
Reserve for unpaid claims	(8,914)	(78)
Income taxes payable and deferred income taxes	28,700	(15,592)
Other liabilities	8,830	(1,791)
Minority interest, net of dividends paid	1,583	262
Other	(1,292)	(114)

Total adjustments	35,789	109,014

Net cash provided by operating activities	65,426	71,101

Cash flows from investing activities:
Capital expenditures	(36,259)	(24,845)
Acquisitions and investments in businesses, net of cash acquired and return of escrowed funds	(60,424)	(68,597)
Conversion of joint ventures from consolidation to equity method	(21,092)	—
Distributions received from unconsolidated subsidiaries	18,955	10,524
Decrease in assets restricted for settlement of unpaid claims	14,904	591
Proceeds from sale of assets, net of transaction costs	58,172	(777)

Net cash used in investing activities	(25,744)	(83,104)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	49,347	59,642
Payments on debt and capital lease obligations	(141,917)	(86,926)
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	54,765
Proceeds from exercise of stock options and warrants	1,145	968

Net cash (used in) provided by financing activities	(91,425)	28,449

Net (decrease) increase in cash and cash equivalents	(51,743)	16,446
Cash and cash equivalents at beginning of period	92,050	37,440

Cash and cash equivalents at end of period	$40,307	$53,886

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000
(Unaudited)

NOTE A—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments. Accordingly, the results of operations of such business segments have been reported in the condensed consolidated financial statements of which these notes are a component as discontinued operations for all periods presented. Additionally, the Company recorded a $58.2 million impairment charge related to goodwill and other long-lived assets related to its specialty managed healthcare segment during the nine months ended June 30, 2000. See Note K—"Impairment of Long-Lived Assets."

    All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 1999 amounts to conform to fiscal 2000 presentation.

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 1999, which are included in the Company's Annual Report on Form 10-K as amended.

NOTE B—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the nine months ended June 30, 1999 and 2000 (in thousands):

	Nine Months Ended June 30,
	1999	2000
Income taxes paid, net of refunds received	$(585)	$2,639

Interest paid	$64,116	$61,404

NOTE C—Long-Term Debt and Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1999 and June 30, 2000 is as follows (in thousands):

	September 30, 1999	June 30, 2000
Credit Agreement:
Revolving Facility due through 2004 (8.938% at June 30, 2000)	$20,000	$45,000
Term Loan Facility (8.938% to 9.438% at June 30, 2000) due through 2006	492,873	444,945
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% notes payable through 2005	35	35
Capital lease obligations due through 2014 (4.95% at June 30, 2000)	6,400	6,400

	1,144,308	1,121,380
Less amounts due within one year	30,119	32,861

	$1,114,189	$1,088,519

NOTE D—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 1999	June 30, 2000
Salaries, wages and other benefits	$22,318	$13,802
CHAMPUS Adjustments	51,784	20,990
Due to providers	35,918	8,253
Other	99,776	124,041

	$209,796	$167,086

NOTE E—Income per Common Share

    The following tables reconcile income (loss) (numerator) and shares (denominator) used in the Company's computations of income (loss) from continuing operations per common share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	1999	2000	1999	2000
Numerator:
Income (loss) from continuing operations	$7,805	$4,958	$15,804	$(37,913)
Less preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	1,195	—	2,499

Income (loss) from continuing operations—basic	7,805	3,763	15,804	(40,412)
Add: presumed conversion of redeemable preferred stock	—	—	—	—

Income (loss) from continuing operations—diluted	$7,805	$3,763	$15,804	$(40,412)

Denominator:
Average number of common shares outstanding—basic	31,778	32,166	31,710	32,067
Common stock equivalents—stock options	258	52	105	—
Common stock equivalents—warrants	5	—	7	—
Common stock equivalents—unissued dividend shares	—	360	—	—

Average number of common shares outstanding—diluted	32,041	32,578	31,822	32,067

Income (loss) from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.25	$0.12	$0.50	$(1.26)

Diluted (diluted numerator/diluted denominator)	$0.24	$0.12	$0.50	$(1.26)

    Conversion of redeemable preferred stock, redemption of the TPG Series "A" option (see Note L), and certain stock option and warrants were not presumed outstanding for the three and nine months ended June 30, 2000 due to the anti-dilutive effect.

NOTE F—Acquisitions of Businesses and Investments in Unconsolidated Subsidiaries

    Vivra acquisition.  As of February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), a specialty managed healthcare company. The Company paid $5.0 million to the former owners of Vivra at closing and will make an additional payment of $5.25 million in September 2000, for a total initial purchase price of $10.25 million, excluding transaction costs. The Company may also be required to pay the former owners of Vivra up to $10.0 million of additional consideration which is contingent upon the Company's specialty managed healthcare business segment achieving certain operating targets.

    The Company accounted for the Vivra acquisition using the purchase method of accounting, and, accordingly, Vivra's results of operations subsequent to the purchase date are included in the results of operations of the Company and of its specialty managed healthcare business segment. The deferred purchase price amount of $5.25 million is included in "Deferred credits and other long-term liabilities" in the Company's condensed consolidated balance sheet at June 30, 2000. The Company initially recorded approximately $1.2 million of identifiable intangible assets and approximately $9.1 million of goodwill associated with the Vivra acquisition and will amortize the identifiable intangible assets using the straight-line method over a weighted-average estimated useful life of ten years. The Company believes the life of the goodwill associated with Vivra to be indeterminate and, therefore, will amortize this goodwill using the straight-line method over a period of forty years. Any contingent payments which may be made with respect to Vivra would be recorded as an addition to goodwill and amortized using the straight-line method over the remaining portion of the original forty year life.

    Approximately 30% of the voting interest in Vivra was owned by the investment firm Texas Pacific Group ("TPG") at the time of the Company's acquisition. Three of the Company's twelve board members are affiliated with TPG; however, these three Board members did not participate in the Board's approval of the Vivra acquisition. TPG is the holder of 59,063 shares of the Company's redeemable preferred stock, representing approximately 16% of the outstanding voting securities of Company at June 30, 2000. See Note L—"Redeemable Preferred Stock."

    2000 Human Services acquisitions.  During the nine months ended June 30, 2000, the Company acquired six businesses, in aggregate, in its human services segment for an initial aggregate purchase price of approximately $5.5 million (collectively, the "2000 Human Services Acquisitions"), excluding transaction costs. The 2000 Human Services Acquisitions were accounted for using the purchase method of accounting. The 2000 Human Services Acquisitions provide various residential day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

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

    A summary of financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 1999	June 30, 2000
Current assets	$19,572	$19,137
Property and equipment, net	228	144

Total assets	$19,800	$19,281

Current liabilities	$12,673	$14,726
Partners' capital	7,127	4,555

Total liabilities and partners' capital	$19,800	$19,281

Company investment	$3,563	$2,278

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2000
(Unaudited)

NOTE F—Acquisitions of Businesses and Investments in Unconsolidated Subsidiaries (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	1999	2000	1999	2000
Net revenue	$13,281	$13,995	$41,027	$42,069
Operating expenses	7,643	8,327	20,232	23,968

Net income	$5,638	$5,668	$20,795	$18,101

Company equity income	$2,819	$2,834	$10,398	$9,051

    Premier Behavioral Systems, LLC.  The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1999 and June 30, 2000 was $12.2 million and $11.0 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended June 30, 1999 and 2000 was $4.8 million and $(1.1) million, respectively, and for the nine months ended June 30, 1999 and 2000 was $7.4 million and $(1.2) million, respectively.

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

Healthcare Provider Interests

  •
  The Company disposed of the majority of its interests in CBHS and was left with only a 10% non-voting common interest in CBHS at September 30, 1999 and June 30, 2000. The Company's interest in CBHS was valued at $0 as of September 30, 1999 and June 30, 2000.

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

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represent the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million, (primarily non-cash) in the fourth quarter of fiscal 1999. The Company's original plan of disposal contemplated that the disposition of all interest in the healthcare provider and healthcare franchising operations would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, has closed two of the five hospital-based joint ventures, is currently negotiating to sell its interest in two others and is seeking to sell the remaining joint venture. The proceeds from these sales will be transferred to CBHS subject to all rights of offset the Company has for certain amounts due from CBHS. The Company is attempting to resolve with CBHS the amounts due to and from CBHS, which resolution, if any, will be subject to approvals required by CBHS's bankruptcy proceedings (see further discussion below). Accordingly, these sales and transfers are not entirely within the control of the Company. The Company anticipates resolving these matters in fiscal 2001.

    Substantially all of the Company's healthcare provider and healthcare franchising operations were either sold or assigned to CBHS during September 1999 and no income or expense related to these operations was recorded for the three months or the nine months ended June 30, 2000. Accordingly, the following summary of discontinued operations income is for the three months and the nine months ended June 30, 1999 only (in thousands):

	Three Months Ended June 30, 1999	Nine Months Ended June 30, 1999
Net revenue (1)	$9,420	$46,844

Salaries, cost of care and other operating expenses	11,012	49,956
Equity in earnings of unconsolidated subsidiaries	(920)	(3,284)
Depreciation and amortization	448	2,160
Interest income (2)	(22)	(55)
Other income, net (3)	(23,912)	(24,974)
Other expenses (4)	9,120	9,208

Net income (loss)	$13,694	$13,833

(1)
Amounts for the nine months ended June 30, 1999, include $1.3 million related to the settlement and adjustment of reimbursement issues related to prior periods ("Cost Report Settlements").
(2)
Interest expense has not been allocated to discontinued operations.
(3)
Includes net profit from the sale of the Company's European psychiatric provider operations of $23.9 million.
(4)
Includes income taxes and minority interest.

    Remaining assets and liabilities of the healthcare provider business at June 30, 2000 include, among other things, (i) hospital-based real estate of $6.5 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate and (iii) liabilities resulting from the CBHS Transactions of approximately $7.2 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note H—"Contingencies."

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2000
(Unaudited)

NOTE G—Discontinued Operations (Continued)

    The following table provides a rollforward of liabilities resulting from the CBHS Transactions (in thousands):

Type of Cost	Balance September 30, 1999	Additions	(Receipts) Payments	Balance June 30, 2000
Transaction costs and legal fees	$7,553	$—	$4,336	$3,217
Provider JV working capital	3,116	—	—	3,116
Other	755	—	(150)	905

	$11,424	$—	$4,186	$7,238

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

NOTE H—Contingencies

    The management and administration of the delivery of behavorial managed healthcare services is subject to laws and regulations and entails significant risk of liability. Such laws and regulations relate to matters including, without limitation, licensure; Medicaid fraud and abuse; and administration of employee health benefit plans. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties, including malpractice professional negligence and other related actions and claims.

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

    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, in which the Company has been named as a defendant. The Company has been named in a class action lawsuit alleging that a provider affiliated with the Company violated the privacy rights of certain patients and in other lawsuits which allege among other things that; (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under benefit plans administered by the Company and; (ii) that certain providers were underpaid according to their provider contracts. In the opinion of management, the Company has recorded reserves which are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position, results of operations or cash flows; however, there can be no assurance in this regard.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has recorded reserves of approximately $51.8 million and $21.0 million as of September 30, 1999 and June 30, 2000, respectively for CHAMPUS Adjustments. During the quarter ended December 31, 1999, the Company reached a settlement agreement with a contractor under one of its CHAMPUS contracts whereby the Company paid approximately $38.1 million to the contractor during such quarter. The Company and the contractor under this CHAMPUS contract are in the process of appealing the Department of Defense's retroactive adjustment. While management believes that the present reserve for

CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

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

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 1999	Adjustments	Payments	Balance June 30, 2000
Employee termination benefits	$769	$150	$722	$197
Facility closing costs	3,094	(150)	937	2,007

	$3,863	$—	$1,659	$2,204

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

    The following tables summarize, for the periods indicated, net revenue and Segment Profit by continuing business segment (in thousands):

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months ended June 30, 1999
Net revenue	$370,038	$48,642	$44,741	$—	$463,421

Segment Profit	$55,556	$6,036	$797	$(3,087)	$59,302

Three Months ended June 30, 2000
Net revenue	$422,431	$56,743	$36,600	$—	$515,774

Segment Profit(1)	$56,107	$6,249	$(2,760)	$(3,126)	$56,470

Nine Months ended June 30, 1999
Net revenue	$1,108,949	$141,363	$136,143	$—	$1,386,455

Segment Profit	$161,692	$16,850	$2,180	$(10,256)	$170,466

Nine Months ended June 30, 2000
Net revenue	$1,219,937	$162,406	$117,413	$—	$1,499,756

Segment Profit(1)	$163,966	$17,611	$(32,488)	$(10,131)	$138,958

Total assets, September 30, 1999	$1,472,539	$127,348	$88,535	$193,193	$1,881,615

Total assets, June 30, 2000	$1,445,462	$132,273	$32,247	$182,585	$1,792,567

(1)
These results exclude the impact of the $58.2 million impairment of long-lived assets during the the nine months ended June 30, 2000, related to its specialty managed healthcare segment (see Note K—"Impairment of Long-Lived Assets").

    The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	1999	2000	1999	2000
Segment Profit	$59,302	$56,470	$170,466	$138,958
Depreciation and amortization	(19,801)	(20,131)	(55,443)	(59,274)
Interest, net	(22,662)	(23,956)	(71,013)	(72,202)
Managed care integration costs	(522)	—	(4,391)	—
Special charges	—	—	(3,354)	(58,173)

Income (loss) from continuing operations before provision for income taxes and minority interest	$16,317	$12,383	$36,265	$(50,691)

NOTE K—Impairment of Long-Lived Assets

    The Company recorded a charge of approximately $58.2 million during the nine months ended June 30, 2000, related to the impairment of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This amount is included in "Special charges" in the Company's condensed consolidated statements of operations for such periods and is related to the goodwill, property and equipment and identifiable intangible assets (collectively, the "Allied Assets") of Allied Specialty Care Services, Inc. ("Allied"), which, prior to the Vivra acquisition, was the principal component of the Company's specialty managed healthcare business segment.

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

    Accordingly, the Company adjusted the Allied Assets to their estimated fair value as of March 31, 2000. Based upon the circumstances described above, the Company estimated that the fair value of the Allied Assets was approximately $6.3 million at March 31, 2000. This value reflects the Company's estimate of the recoverable fair value of Allied's property and equipment through sale or continued use.

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

    The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

June 30, 2000
Redeemable convertible preferred stock:
Series A - stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B - stated value $1, 60 shares authorized, none issued and outstanding	—
Series C - stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Fair value of Series A Option	(3,366)

Total redeemable convertible preferred stock	56,387
Accretion and accumulated unpaid dividends on Series A Preferred Stock	2,224
Fair value of Series A Option	3,366
Issuance costs, net of amortization of $275	(4,756)

$56,531

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
June 30, 2000

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

Overview

    The Company currently operates through three principal business segments which are engaged in:

  •
  The behavioral managed healthcare business. The Company's Magellan Behavioral Health division coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and alternative care services (such as residential treatment and home or community-based programs). The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) employee assistance programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At June 30, 2000, the Magellan Behavioral Health division managed the behavioral healthcare benefits of approximately 70.1 million individuals.
  •
  The human services business. The Company provides various human services through its National MENTOR, Inc. ("Mentor") subsidiary. These human services include specialty home-based healthcare services provided through "mentor" homes as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities. The Company acquired six businesses in its human services business segment for an aggregate purchase price of approximately $5.5 million during the nine months ended June 30, 2000. At June 30, 2000, Mentor provided community-based services to approximately 7,400 individuals.
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

    The CBHS Transactions represented the final step in the Company's transformation from being a provider of behavioral healthcare services to patients in primarily an inpatient setting to being primarily a manager of specialty healthcare services. The Company undertook the initial steps of this transformation with the belief that becoming a fully integrated manager/provider of specialty healthcare services would simultaneously position it to take advantage of opportunities in the growing managed care industry while enhancing its ability to effectively treat patients in its inpatient psychiatric hospitals. As the Company's managed care business grew; however, it was believed that the opportunities available to the Company through consolidating the then-fractured managed specialty healthcare industry were superior to those available to a fully integrated manager/provider company; therefore, it decided to sell its provider interests and invest the proceeds in expansion of its managed specialty healthcare business.

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
  •
  April 1999. The Company sold its European psychiatric hospitals.

  •
  September 1999. The Company disposed of its healthcare franchising operations and 80% of its remaining interest in CBHS. The Company completed the Integration Plan.
  •
  February 2000. The Company acquired Vivra, Inc. under the Magellan Specialty Health division.

Results of Operations

    The following tables summarize, for the periods indicated, operating results by continuing business segment (in thousands).

	Behavioral Managed Healthcare	Human Services	Specialty Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months Ended June 30, 1999
Net revenue	$370,038	$48,642	$44,741	$—	$463,421

Salaries, cost of care and other operating expenses	322,678	42,606	43,944	3,087	412,315
Equity in earnings of unconsolidated subsidiaries	(8,196)	—	—	—	(8,196)

	314,482	42,606	43,944	3,087	404,119

Segment Profit (1)	$55,556	$6,036	$797	$(3,087)	$59,302

Three Months Ended June 30, 2000
Net revenue	$422,431	$56,743	$36,600	$—	$515,774

Salaries, cost of care and other operating expenses	368,789	50,494	39,360	3,126	461,769
Equity in earnings of unconsolidated subsidiaries	(2,465)	—	—	—	(2,465)

	366,324	50,494	39,360	3,126	459,304

Segment Profit (1)	$56,107	$6,249	$(2,760)	$(3,126)	$56,470

Nine Months Ended June 30, 1999
Net revenue	$1,108,949	$141,363	$136,143	$—	$1,386,455

Salaries, cost of care and other operating expenses	965,498	124,513	133,963	10,256	1,234,230
Equity in earnings of unconsolidated subsidiaries	(18,241)	—	—	—	(18,241)

	947,257	124,513	133,963	10,256	1,215,989

Segment Profit(1)	$161,692	$16,850	$2,180	$(10,256)	$170,466

Nine Months Ended June 30, 2000
Net revenue	$1,219,937	$162,406	$117,413	$—	$1,499,756

Salaries, cost of care and other operating expenses	1,064,818	144,795	149,901	10,131	1,369,645
Equity in earnings of unconsolidated subsidiaries	(8,847)	—	—	—	(8,847)

	1,055,971	144,795	149,901	10,131	1,360,798

Segment Profit(1)	$163,966	$17,611	$(32,488)	$(10,131)	$138,958

(1)
Segment Profit is the measure of profitability used by management to assess the operating performance of each business segment. See Note J—"Business Segment Information" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Quarter ended June 30, 2000 ("Current Year Quarter"), compared to the same period in fiscal 1999 ("Prior Year Quarter")

    Behavioral Managed Healthcare.  Revenue increased 14.2% or $52.4 million, to $422.4 million for the Current Year Quarter. Salaries, cost of care and other operating expenses increased 14.2% or $46.1 million, to $368.8 million for the Current Year Quarter. Equity in earnings of unconsolidated subsidiaries decreased approximately $5.7 million, or 69.9% to $2.5 million for the Current Year Quarter due primarily to fluctuations in the profitability of Choice and increased care cost at Premier. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) increased enrollment related to existing health plan customers, (ii) expanded services and lives under management with certain public sector customers, and (iii) new business development. Total covered lives increased 8.0% to approximately 70.1 million at June 30, 2000 from 64.9 million at June 30, 1999.

    Human Services.  Revenue increased 16.7% or $8.1 million, to $56.7 million for the Current Year Quarter. Salaries, cost of care and other operating expenses increased 18.5% or $7.9 million, to $50.5 million for the Current Year Quarter. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) growth in placements, (ii) acquisition of businesses and (iii) increased spending related to new business starts.

    Specialty Managed Healthcare  Revenue decreased 18.2% or $8.1 million, to $36.6 million for the Current Year Quarter, primarily related to changes in contractual relationships. Salaries, cost of care and other operating expenses decreased 10.4% or $4.6 million, to $39.4 million for the Current Year Quarter. During the three months ended June 30, 2000, the segment recorded a Segment Profit loss of approximately $2.8 million. This loss is primarily attributable to the continued administrative expenses related to the exiting of certain contractual relationships and to $0.7 million of severance liabilities incurred during the three months ended June 30, 2000. See "Outlook—Liquidity and Capital Resources" for further discussion of the specialty managed healthcare segment.

    Depreciation and Amortization.  Depreciation and amortization increased 1.7%, or $0.3 million, to $20.1 million for the Current Year Quarter from $19.8 million in the Prior Year Quarter. The increase is primarily attibutable to amortization of contingent consideration paid to Aetna for the purchase of HAI and depreciation of capital expenditures made during fiscal 1999, offset by the reduction of amortization related to the write-off of Allied intangibles during the Quarter ended March 31, 2000.

    Interest, net.  Interest expense, net increased 5.7%, or $1.3 million, to $24.0 million for the Current Year Quarter from $22.7 million in the Prior Year's Quarter. This is primarily attributable to higher average outstanding debt during the Current Year Quarter and increased interest rates.

    Other Items.  The Company recorded managed care integration costs of $.5 million during the Prior Year Quarter and recorded no such cost during the Current Year Quarter due to the completion of the Integration Plan. For a more complete discussion of managed care integration costs, see Note I—"Managed Care Integation Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate increased to 59.4% for the Current Year Quarter, from 51.0% for Prior Year Quarter. The increase is primarily attributable to the Company's income from continuing operations in the Current Year Quarter relative to the amount of non-deductible goodwill amortization expense associated with the certain acquisitions.

Nine Months ended June 30, 2000 ("Current Year To Date"), compared to the same period in fiscal 1999 ("Prior Year To Date")

    Behavioral Managed Healthcare.  Revenue increased 10.0% or $111.0 million, to $1,220.0 million for the Current Year To Date. Salaries, cost of care and other operating expenses increased 10.3% or $99.0 million, to $1,064.8 million for the Current Year To Date. Equity in earnings of unconsolidated subsidiaries decreased approximately $9.4 million, or 51.4% to $8.8 million for the Current Year To Date due primarily to fluctuations in the profitability of Choice and increased care cost at Premier. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) increased enrollment related to existing health plan customers, (ii) expanded services and lives under management with certain public sector customers, and (iii) new business development.

    Human Services.  Revenue increased 14.9% or $21.0 million, to $162.4 million for the Current Year To Date. Salaries, cost of care and other operating expenses increased 16.3% or $20.3 million, to $144.8 million for the Current Year To Date. The increases in revenue and salaries, cost of care and other operating expenses resulted primarily from (i) growth in placements, (ii) acquisition of businesses and (iii) increased spending related to new business starts.

    Specialty Managed Healthcare  Revenue decreased 13.8% or $18.7 million, to $117.4 million for the Current Year To Date, primarily due to changes in contractual relationships. Salaries, cost of care and other operating expenses increased 11.9% or $15.9 million, to $149.9 million for the Current Year To Date. During the nine months ended June 30, 2000, the segment had Segment Profit losses of $32.5 million. A significant portion of this loss relates to certain risk-based contracts that have been terminated as of March 31, 2000 and is comprised primarily of provisions for uncollectible receivables and estimated contractual expenses under such contracts. The Company also incurred segment administrative expenses which were not otherwise covered by contractual gross margins. Further, the Company recorded approximately $1.7 million of severance liabilities related to individuals severed during the nine months ended June 30, 2000. The Company also recorded a $58.2 million impairment of long-lived assets, including certain intangible assets, during the nine months ended June 30, 2000 related to its specialty managed healthcare segment. See Note K—"Impairment of Long-lived Assets" to the Company's condensed consolidated financial statements set forth elsewhere herein and see "Outlook—Liquidity and Capital Resources" for further discussion of the specialty managed healthcare segment.

    Depreciation and Amortization.  Depreciation and amortization increased 6.9%, or $3.8 million, to $59.3 million for the Current Year To Date from $55.4 million in the Prior Year To Date. The increase is primarily attibutable to the factors mentioned in the comparison of the Current Year Quarter to the Prior Year Quarter.

    Interest, net.  Interest expense, net was $72.2 million and $71.0 million for the nine months ended June 30, 2000 and 1999 respectively. The increase from the Prior Year to date is primarily attributable to the factors mentioned in the comparison of the Current Year Quarter to the Prior Year Quarter.

    Other Items.  The Company recorded managed care integration costs of $4.4 million during the Prior Year To Date and recorded no such cost during the Current Year To Date due to the completion of the Integration Plan. For a more complete discussion of managed care integration costs, see Note I—"Managed Care Integration Plan and Costs" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Special charges.  The Company recorded special charges of $58.2 million in the Current Year to Date period related to the impairment of Allied's long-lived assets, including certain intangible assets, compared to a $3.4 million special charge recorded in the Prior Year to Date which was primarily related to the loss on sale of the Company's former corporate headquarters. For a more complete discussion of the special charge in the Current Year To Date, see Note K—"Impairment of Long-Lived Assets" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    The Company's effective income tax rate decreased to 25.0% for the Current Year To Date, from 54.9% for Prior Year To Date. The decrease is primarily attributable to the Company's loss from continuing operations in the Current Year To Date relative to the amount of non-deductible goodwill amortization expense associated with the certain acquisitions.

    Discontinued Operations.  The Company recorded income from discontinued operations of $13.8 million, net of tax, during the Prior Year To Date. During September 1999 the Company exited its healthcare provider and healthcare franchising operations, see Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Historical Liquidity and Capital Resources

    Operating Activities  The Company's net cash provided by operating activities was $71.1 million and $65.4 million for the nine months ended June 30, 2000 and 1999, respectively. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily the result of (i) timing of working capital receipts and payments; (ii) payments of managed care integration costs in the fiscal 1999 period and (iii) the decrease in Segment Profit of the speciality segment in the 2000 Period. During the fiscal 2000 period, non-recurring cash inflows of approximately $24.0 million related to cost report settlements and non-recurring cash payments totaling $38.1 million related to CHAMPUS Adjustments were incurred.

    Investing Activities  Capital expenditures decreased 31.4%, or $11.4 million, to $24.9 million for the Current Year to Date, compared to $36.3 million in the Prior Year to Date. The decrease was primarily a result of (i) increased capital requirements in the fiscal 1999 period related to integration activities, (ii) reduction of capital expenditures related to year 2000 preparedness and (iii) deferral of capital projects in the fiscal 2000 period.

    The Company acquired businesses in its specialty managed healthcare and human services segments and paid contingent purchase consideration of $60.0 million to Aetna in connection with the HAI Acquisition during the fiscal 2000 period. During the fiscal 1999 period, the cash paid for acquisition of businesses was offset by the return of approximately $20.0 million of escrowed amounts related to the acquisition of Allied. Additionally, during the 1999 Period, the Company received $58.2 million in proceeds from the sale of its European hospital operations.

    The Company's cash flow for the fiscal 1999 period reflects a reduction of cash and cash equivalents of $21.1 million which is related to the conversion of eight joint ventures from consolidation to the equity method. See "—Recent Accounting Pronouncements—EITF 96-16". This reduction does not represent an actual reduction of cash and cash equivalents at the affected subsidiaries.

    Financing Activities  The Company repaid $47.9 million of indebtedness outstanding under the Term Loan Facility during the nine months ended June 30, 2000, including a payment of $27.0 million from the proceeds from issuance of redeemable preferred stock to TPG. Borrowings outstanding under the Revolving Facility increased by $25.0 million over the same period. As of June 30, 2000 the Company had $75.4 million of availability under the Revolving Facility, excluding $29.6 million of availability reserved for certain letters of credit. During the fiscal 2000 period the Company reduced amounts outstanding under its Credit Agreement and other obligations by an net amount of $22.9 million.

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

Outlook-Liquidity and Capital Resources

    Debt Service Obligations.  The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $444.9 million, as of June 30, 2000, under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2000	$7.5
2001	34.2
2002	43.4
2003	80.8
2004	137.6
2005	115.8
2006	25.6
2007	—
2008	625.0

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had $45.0 million of borrowings outstanding under the Revolving Facility as of August 14, 2000.

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

    Restrictive Financing Covenants.  On August 11, 2000, the Company was successful in amending certain financial covenants and terms of the Credit Agreement. The Amended Credit Agreement will enable the Company to comply with all future financial covenants so long as the Company's operating performance meets Company expectations and no unanticipated material adverse events occur. The Company incurred approximately $2.5 million in fees to obtain this amendment and the Company's borrowing rate on its term debt will be increased by 1.25%, resulting in increased interest cost in future periods. The Credit Agreement continues to impose restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities and conditions. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets; repay other indebtedness; amend other debt instruments (including the Indenture); pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; redeem or repurchase common stock and make acquisitions.

    Revolving Facility and Liquidity.  The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At August 14, 2000, the Company had approximately $75.4 million of availability under the Revolving Facility. The Company estimates that it will spend less than the approximately $19.7 million originally budgeted for capital expenditures over the remainder of fiscal 2000, in addition to the $24.8 million spent to-date. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company has borrowed under the Revolving Facility to help meet significant commitments during fiscal 2000 including, but not limited to, the semi-annual interest payment on the Notes of $28.1 million and contingent consideration for the Company's purchase of HAI of $60.0 million, which were paid in February, 2000. The Company expects its borrowing capacity under the Revolving Facility to decline to approximately $50 million to $70 million by September 30, 2000 depending primarily on (i) the operating and cash flow performance of the Company, (ii) capital resources needed to pursue certain new risk-based managed care business and (iii) the timing and amount of acquisition-related spending. Management intends to delay or forego certain investing activities, including capital expenditures and acquisitions, attempt to sell non-core business assets, and possibly forego certain new business opportunities in order to improve liquidity. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company's control. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, will be sufficient to fund its debt service requirements; anticipated capital expenditures; contingent payments, if any, with respect to HAI and CMG and other investing and financing activities over the next year.

    Strategic Alternatives to Reduce Long-Term Debt and Improve Liquidity.  The Company is currently evaluating the potential to divest certain assets and businesses, including National MENTOR, and is currently involved in discussions with various parties. There can be no assurance that the Company will be able to divest any asset or businesses or that such divestiture would result in significant reductions of long-term debt or improvements in liquidity. The Company is also in process of implementing reductions in administrative overhead and consolidation or closure of certain operations. These actions may result in the Company incurring approximately $3 to $5 million of additional cash charges during the fourth quarter of fiscal 2000. The Company is also reviewing additional strategic alternatives to improve its capital structure and liquidity, however there can be no assurance that the Company will be able to consummate any transaction that will improve its capital structure or liquidity.

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

Speciality Managed Healthcare Segment Impact

    The $32 million of Segment Profit losses incurred in the specialty managed healthcare segment during the nine months ended June 30, 2000, had the impact of reducing the Company's working capital by the same amount. Management has and continues to implement administrative cost reductions and exit unprofitable customer relationships. During the nine months ended June 30, 2000 the Company incurred approximately $1.7 million of severance related costs and anticipates it may incur minimal additional costs during the next two quarters. Management's objective, as in the previous quarters, is to achieve at least a break-even Segment Profit for the specialty managed healthcare segment by the first quarter of Fiscal 2001. There can be no assurances that the initiatives management is undertaking will be sufficient to achieve their objective. Management will continue to monitor the results of operations, and if necessary, the Company may completely exit the specialty managed care segment for minimal additional cash charges.

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

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
4(a)	Amendment No. 6, dated as of August 10, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
27	Financial Data Schedule.
  (b)
  Reports on Form 8-K

  None.

*
Constitutes a management contract or compensatory plan arrangement.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: August 14, 2000	/s/ CLIFFORD W. DONNELLY Clifford W. Donnelly Executive Vice President and Chief Financial Officer
Date: August 14, 2000	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

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
FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES