Form 10-K
period 2000-09-30
MAGELLAN HEALTH SERVICES INC
filed 2000-12-26
CIK 19411

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

                  For the fiscal year ended September 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                           COMMISSION FILE NO. 1-6639

                         MAGELLAN HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     58-1076937
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

      6950 COLUMBIA GATEWAY DRIVE
               SUITE 400
          COLUMBIA, MARYLAND                                  21046
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (410) 953-1000
                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
       Common Stock ($0.25 par value)                     New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant at November 30, 2000 was approximately $93,939,264.

    The number of shares of the registrant's common stock outstanding as of November 30, 2000 was 34,921,746.

    DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy materials on Schedule 14A relating to its annual meeting of stockholders to be held on February 21, 2001 are incorporated by reference into Part III as set forth herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         MAGELLAN HEALTH SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                     --------
                                           PART I
ITEM 1.                Business....................................................      3
ITEM 2.                Properties..................................................     26
ITEM 3.                Legal Proceedings...........................................     27
ITEM 4.                Submission of Matters to a Vote of Security Holders.........     29

                                           PART II

ITEM 5.                Market Price for Registrant's Common Equity and Related
                         Stockholder Matters.......................................     29
ITEM 6.                Selected Financial Data.....................................     29
ITEM 7.                Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................     31
ITEM 7A.               Quantitative and Qualitative Disclosures About Market
                         Risk......................................................     42
ITEM 8.                Financial Statements and Supplementary Data.................     42
ITEM 9.                Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure..................................     42

                                          PART III

ITEM 10.               Directors and Executive Officers of the Registrant..........     43
ITEM 11.               Executive Compensation......................................     43
ITEM 12.               Security Ownership of Certain Beneficial Owners and
                         Management................................................     43
ITEM 13.               Certain Relationships and Related Transactions..............     43

                                           PART IV

ITEM 14.               Exhibits, Financial Statement Schedule and Reports on
                         Form 8-K..................................................     43

                                     PART I

ITEM 1. BUSINESS

    Magellan Health Services, Inc. (the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is a national healthcare company. The Company primarily operates through two principal segments and engages in the behavioral managed healthcare business and the human services business The Company's executive offices are located at Suite 400, 6950 Columbia Gateway Drive, Columbia, Maryland 21046, and its telephone number at that location is
(410) 953-1000.

RECENT DEVELOPMENTS

    DIVESTITURE OF SPECIALTY MANAGED HEALTHCARE BUSINESS. On October 4, 2000 the Board of Directors of the Company, adopted a formal plan of disposal of the specialty managed healthcare business segment. This action represents a disposal of a business segment under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its specialty managed healthcare segment of approximately
$17.7 million (primarily non-cash), in the fourth quarter of fiscal 2000. See
Note 3--"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra") on February 29, 2000 and Allied Health Group, Inc. ("Allied") on December 5, 1997. The initial purchase price of Vivra was $10.25 million and additional consideration of $10.0 million may be payable based upon future results. Approximately 30% of the voting interest in Vivra was owned by the investment firm Texas Pacific Group ("TPG") at the time of the Company's acquisition. Three of the Company's twelve board members are affiliated with TPG; however, these three Board members did not participate in the Board's approval of the Vivra acquisition. TPG is the holder of 59,063 shares of the Company's redeemable preferred stock, representing approximately 16% of the outstanding voting securities of the Company at September 30, 2000. See Note 7--"Redeemable Preferred Stock" to the Company's audited consolidated financial statements set forth elsewhere herein. The Company paid approximately $54.5 million for Allied.

    BANK AMENDMENT. On August 11, 2000, the Company was successful in amending certain financial covenants and terms of the Credit Agreement (as defined). The Company believes the amended Credit Agreement will enable the Company to comply with all future financial covenants based on the Company's projected operating performance. The Company incurred approximately $3.1 million in fees to obtain this amendment and the Company's borrowing rate on its term debt was increased by 1.25%, resulting in increased interest cost in future periods.

    TPG INVESTMENT. On December 15, 1999, the Company entered into an amended and restated definitive agreement with TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG"), pursuant to which TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase an additional approximately $21.0 million of Series A Preferred Stock. Net proceeds from issuance of the Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility (as defined) with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Option may be exercised in whole or in part at any time on or prior to June 15, 2002. The terms of the shares of Series A Preferred Stock issuable pursuant to the Option are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment. See Note 7--"Redeemable Preferred Stock" to the Company's audited consolidated financial statements set forth elsehwere herein.

    TPG has three representatives on the Company's twelve-member Board of Directors.

HISTORY

    Prior to June 1997, the Company's primary business was the operation of psychiatric hospitals. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring Health Services, Inc. ("Green Spring"), a managed care company specializing in mental health and substance abuse/dependence services. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavioral managed healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. Subsequent to the Company's acquisition of Green Spring, the growth of the behavioral managed healthcare industry accelerated. The Company concluded that the behavioral managed healthcare industry offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion of its managed healthcare business.

    In June 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate ("Crescent") for approximately $400.0 million (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the ownership interest of CBHS was owned by COI.

    During fiscal 1999, the Company completed its exit from the healthcare provider and franchising businesses. In April 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million. On September 10, 1999, the Company consummated the transfer of certain assets and other interests pursuant to a Letter Agreement dated August 10, 1999 with Crescent, COI and CBHS. Under the Letter Agreement, the Company redeemed 80% of its common interest and all of its preferred interest in CBHS, agreed to transfer to CBHS its interests in five of its six hospital-based joint ventures ("Provider JVs") and related real estate as soon as practicable, transferred certain assets to CBHS, agreed to pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date, transferred its healthcare franchising interest to CBHS and forgave unpaid franchise fees of approximately $115 million (the "CBHS Transaction").

    The CBHS Transaction, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represents the disposal of the Company's healthcare provider and healthcare franchising business segments under APB 30. Pursuant to APB 30, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million (primarily non-cash), in the fourth quarter of fiscal 1999.

    The Crescent Transactions provided the Company with approximately
$200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy of expanding its managed care operations. The Company used the proceeds to finance the acquisition of Allied as well as two important acquisitions in managed behavioral healthcare (collectively, the "Managed Care Acquisitions"). A summary of the Managed Care Acquisitions and related transactions are as follows:

    HUMAN AFFAIRS INTERNATIONAL, INCORPORATED ACQUISITION. On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/U.S. Healthcare ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna through 2003. The Company has made additional purchase price payments totaling $120 million through September 30, 2000. The amount and timing of the payments will be contingent upon the number of HAI's covered lives in specified products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Liquidity and Capital Resources."

    MERIT ACQUISITION. On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $450 million plus the repayment of Merit's debt. Merit managed behavioral healthcare programs across all segments of the healthcare industry, including health maintenance organizations ("HMO's"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. In connection with the consummation of the Merit acquisition, the Company entered into a new senior secured bank credit agreement (the "Credit Agreement"), providing for a revolving credit facility (the "Revolving Facility") and a term loan facility (the "Term Loan Facility") which provides for borrowings of up to $700 million and the Company issued the 9% Series A Senior Subordinated Notes due 2008 (the "Notes") pursuant to an indenture which governs the Notes ("Indenture").

INDUSTRY

    According to industry sources, 22.1 percent of American adults suffer from a diagnosable mental disorder in any given year. Applied to recent population census, this would translate to approximately 44 million individuals. In the United States during 1996, approximately $69 billion was spent or more than seven percent of total health spending, was on mental health services. Further, direct costs associated with substance abuse were nearly $13 billion. These direct costs have grown, in part, as society has begun to recognize and address behavioral health concerns and employers have realized that rehabilitation of employees suffering from substance abuse and relatively mild mental health problems can reduce losses due to absenteeism and decreased productivity. In addition, estimation of indirect costs associated with these issues approach
$79 billion annually, reflecting the fact that four of the ten leading causes of disability in the United States are mental disorders.

    In response to these escalating costs, behavioral managed healthcare companies such as Green Spring, HAI and Merit were formed. Behavorial managed healthcare companies focus on matching an appropriate level of specialist and treatment setting with the patient to provide care in a cost-efficient manner while improving early access to care and utilizing the most modern and effective treatments. As the growth of behavioral managed healthcare has increased, there has been a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.

    According to an industry trade publication entitled "Open Minds Year Book of Managed Behavioral Health Market Share in the United States 2000-2001" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "OPEN MINDS"), as of July 2000, approximately 209.2 million beneficiaries were covered by some form of behavioral managed healthcare plan. The number of covered beneficiaries has grown from approximately 86.3 million beneficiaries in 1993 to approximately 209.2 million as of July 2000, representing a 13% compound annual growth rate since 1993 and 15% growth just in the last year. In addition, according to OPEN MINDS, beneficiaries covered under risk-based programs, see below, are growing even more rapidly, from approximately 13.6 million as of January 1993 to approximately 62.9 million as of July, 2000, representing a compound annual growth rate of 24% and growth of over 27% since last year.

    OPEN MINDS divides the managed behavioral healthcare industry as of July 2000 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

                                                              BENEFICIARIES   PERCENT OF
CATEGORY OF CARE                                              (IN MILLIONS)     TOTAL
----------------                                              -------------   ----------
Risk-Based Network Products.................................       62.9           30.1%
EAPs........................................................       51.0           24.3
Integrated Products.........................................       15.5            7.4
Utilization Review/Care Management Products.................       37.4           17.9
Non-Risk-Based Network Products.............................       42.4           20.3
                                                                  -----          -----
      Total.................................................      209.2          100.0%
                                                                  =====          =====

    Management believes the current trends in the behavioral healthcare industry include increased risk-based network managed care products and significant expansion of EAP services offered to employees. Management believes that these trends have developed in response to the attempt by payors to reduce rapidly escalating behavioral healthcare costs and to limit their risk associated with such costs while continuing to provide access to high quality care. Expansion of EAP services is a reflection of the tight labor market and represents a relatively inexpensive way to help retain workers and reduce turnover. According to OPEN MINDS, risk-based network products and EAPs are the most rapidly growing segments of the behavioral managed healthcare industry.

    The following is a summary of each of these categories of care.

    RISK-BASED NETWORK PRODUCTS. Under risk-based network products, the behavioral managed healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services. Most of these programs have payment arrangements in which the managed care company agrees to arrange for services in exchange for a fixed fee per member per month that varies depending on the profile of the beneficiary population or otherwise shares the responsibility for arranging for all or some portion of the treatment services at a specific cost per member. Under these products, the behavioral managed healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care. Therefore, the behavioral managed healthcare company must contract with, credential and manage a network of specialized providers and facilities that covers the complete continuum of care. The behavioral managed healthcare company must also see that the appropriate level of care is delivered in the appropriate setting. Given the ability of payors of behavioral healthcare benefits to reduce their risk with respect to the cost of treatment services through risk-based network products while continuing to provide access to high quality care, this market segment has grown rapidly in recent years. In addition to the expected growth in total beneficiaries covered under behavioral managed healthcare products, this shift of beneficiaries into risk-based network products should further contribute to revenue growth for the behavioral managed healthcare industry because such contracts generate significantly higher revenue than non-risk based contracts. The higher revenue is intended to compensate the behavioral managed healthcare company for bearing the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by OPEN MINDS.

    According to OPEN MINDS, industry enrollment in risk-based products has grown from approximately 13.6 million covered lives in 1993 to approximately
62.9 million covered lives in 2000, a compound annual growth rate of over 24%. Despite this growth, only approximately 30% of total managed behavioral healthcare covered lives were enrolled in risk-based products as of July, 2000. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring an appropriate level of access to care. Risk-based products can generate significantly greater revenue per covered life than other non-risk product types. See "Cautionary Statements--Risk--Based Products."

    EMPLOYEE ASSISTANCE PROGRAMS. An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a patient's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. A recent industry survey estimated the total cost of this dependency at approximately $98.6 billion per year. Many businesses have implemented alcoholism and drug abuse treatment programs in the workplace, and in some cases have expanded those services to cover a wider spectrum of personal problems experienced by workers and their families. As a result, EAP products now typically include consultation services, evaluation and referral services, employee education and outreach services. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Safety and Health Act requirements, taken together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services.

    INTEGRATED EAP/MANAGED BEHAVIORAL HEALTHCARE PRODUCTS. EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. In an effort to reduce costs, increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and managed behavioral healthcare services into a single product. Although integrated EAP/managed behavioral healthcare products are currently only a small component of the overall industry, the Company expects this market segment to grow.

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

    Management believes that the growth of the behavioral managed healthcare industry will continue, as payors of behavioral healthcare benefits attempt to reduce the costs of behavioral healthcare while maintaining high quality care. Management also believes that a number of opportunities exist in the behavioral managed healthcare industry for continued growth, primarily for risk-based products, including state and federal parity legislation.

    State and federal legislation that eliminates the difference in coverage limits for medical health coverage as compared to mental health coverage is referred to as parity legislation or anti-discrimination legislation. Historically, copayments and deductibles have been higher for mental health treatment than for traditional medical coverage. This has served as an artificial barrier to utilization in some cases. Currently, 29 states have passed legislation that requires insurance companies to provide the same levels of coverage between medical and mental health coverage. The Company believes that this trend will continue, and perhaps accelerate. All federal employees will be covered by mental health parity effective January 1, 2001 due to an executive order signed by President Clinton. Additional federal legislation is under consideration that could apply to all companies regardless of the exemptions provided under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company believes parity and other legislation may result in additional demands for its products due to: (1) increased need for managed behavioral healthcare services to mitigate increased cost and (2) current customers of ASO products switching to risk arrangements due to the higher coverage requirements associated with parity.

    HUMAN SERVICES. The Company's human services business (see below) is conducted in three markets, the mental retardation/developmental disability community-based ("MR/DD") market, the at-risk youth market and the acquired brain injury market. It is estimated that in 1998, approximately $25 billion was spent for MR/DD services for approximately 400,000 persons, which is believed to represent only 10% of the estimated potential market of persons with some level of developmental disability. Over the past twenty years, the preferred care for these persons has been shifting from institutional to community-based care and the demand continues to outpace capacity. State Medicaid programs are the primary source of funding for MR/DD services. The at-risk youth market, which includes children with severe emotional, developmental and behavioral disorders and youth under the auspices of the juvenile justice system, is expected to grow from $22 billion in 1998 to approximately $29.3 billion in 2003. Program models utilized to treat at-risk youth include residential treatment facilities, alternative schools and community-based programs. The acquired brain injury market ("ABI") serves the more than 2 million individuals who suffer traumatic brain injuries each year. Improvements in medicine result in more persons surviving ABI but often with a resulting substantial disability, often for extended periods of time. The Company believes the improvements in medicine, pressures of managed care, and other factors will result in increasing need for community-based, post-acute long-term care options.

COMPANY OVERVIEW

    The Company conducts operations in two business segments: behavioral managed healthcare and human services.

    BEHAVIORAL MANAGED HEALTHCARE. According to enrollment data reported in OPEN MINDS, the Company is the nation's largest provider of behavioral managed healthcare services. As of September 30, 2000, the Company had approximately
71.0 million covered lives under behavioral managed healthcare contracts and managed behavioral healthcare programs for approximately 3,300 customers. Through its current network of over 40,000 providers and 5,000 treatment facilities, the Company manages behavioral healthcare programs for HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. The Company believes it has the largest and most comprehensive behavioral healthcare provider network in the United States.

    The Company's professional care managers coordinate and manage the delivery of behavioral healthcare treatment services through the Company's network of providers, which includes psychiatrists, psychologists, licensed clinical social workers, marriage and family therapists and licensed clinical professional counselors. The treatment services provided by the Company's behavioral provider network include outpatient programs (such as counseling and therapy), intermediate care programs (such as sub-acute emergency care, intensive outpatient programs and partial hospitalization services), inpatient treatment services and alternative care services (such as residential treatment, home and community-based programs and rehabilitative and support services). The Company provides these services through: (i) risk-based products; (ii) EAPs; (iii) ASO products and (iv) products that combine features of some or all of these products. Under risk-based products, the Company arranges for the provision of a full range of behavioral healthcare services for beneficiaries of its customers' healthcare benefit plans through fee arrangements under which the Company assumes all or a portion of the responsibility for the cost of providing such services in exchange for a fixed per member per month fee. Under EAPs, the Company provides assessment services to employees and dependents of its customers, and if required, referral services to the appropriate behavioral healthcare service provider. Under ASO products, the Company provides services such as utilization review, claims administration and provider network management. The Company does not assume the responsibility for the cost of providing behavioral healthcare services pursuant to its ASO products.

    HUMAN SERVICES. The Company's human services business provided specialty home-based behavioral healthcare services through its wholly-owned subsidiary National Mentor, Inc. ("Mentor"), to approximately 7,800 individuals in 21 states as of September 30, 2000. Mentor was founded in 1983 and was acquired by the Company in January 1995. Mentor's services include specialty home-based behavioral healthcare services, which feature individualized home and community-based health and human services delivered in highly structured and professionally monitored family environments or "mentor" homes. The mentor homes serve clients with chronic behavioral disorders and disabilities requiring long-term care, including children and adolescents with behavioral problems, individuals with mental retardation or developmental disabilities, and individuals with neurological impairment or other medical and behavioral frailties. Mentor also provides various residential and day services for individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

    For financial information regarding the business segments see
Note 14--"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein.

BUSINESS STRATEGY

    The Company's business strategy is comprised of two primary objectives:
(i) evaluate the potential to sell or exit non-core and/or under performing assets and (ii) take advantage of our market leadership position and economies of scale to improve cost structure and overall efficiency in providing service in the behavioral managed healthcare arena.

    The Company has taken aggressive action recently to dispose of those assets that are not generating cash for debt reduction or are not part of its ongoing strategy. These activities include: (i) the exit from its specialty managed healthcare segment; (ii) the exit from its psychiatric practice management business; and (iii) the sale of its Canadian operations. The Company is currently evaluating the potential to divest on acceptable terms certain other assets and businesses, including Mentor, and is currently involved in discussions with various parties. There can be no assurance that the Company will be able to divest any asset or businesses or that such divestiture would result in significant reductions of long-term debt or improvements in liquidity.

    The second part of the Company's strategy centers on improving the efficiencies of its business. In the past two years, Magellan consolidated its behavioral managed healthcare businesses, elminating duplicate staffing and facilities. The Company is now focusing on the next level of integration that includes reduction in computer system platforms, best practices analysis, standardization of provider contracting and utilization of the internet to reduce administrative burden to both providers, customers and beneficiaries. The Company believes that it will reduce administrative costs and improve customer service through these measures; however, there can be no assurance that the Company will be able to implement these initiatives or realize the anticipated savings.

    The Company believes this strategy will position the Company to take advantage of favorable macro-economic trends that support continued growth in the behavioral managed healthcare industry.

BEHAVIORAL MANAGED HEALTHCARE PRODUCTS AND SERVICES

    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1999 and 2000 and revenue for fiscal 1999 and 2000 for the types of behavioral managed healthcare programs offered by the Company:

PROGRAMS                                                COVERED LIVES   PERCENT       REVENUE    PERCENT
--------                                                -------------   --------      --------   --------
                                                                (IN MILLIONS, EXCEPT PERCENTAGES)
1999
Risk-Based Products(1)................................      35.8          53.9%       $1,282.8     86.5%
ASO products..........................................      30.6          46.1           200.4     13.5
                                                            ----         -----        --------    -----
    Total.............................................      66.4         100.0%       $1,483.2    100.0%
                                                            ====         =====        ========    =====
2000
Risk-Based Products(1)................................      39.1          55.1%       $1,453.4     87.8%
ASO products..........................................      31.9          44.9           201.7     12.2
                                                            ----         -----        --------    -----
    Total.............................................      71.0         100.0%       $1,655.1    100.0%
                                                            ====         =====        ========    =====

------------------------

(1) Includes Risk-Based Products, Employee Assistance Programs and Integrated Products.

The number of covered lives fluctuates based on several factors, including the number of contracts entered into by the Company and changes in the number of employees, subscribers or enrollees of the Company's customers covered by such contracts.

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

    ASO PRODUCTS. Under its ASO products, the Company provides services ranging from utilization review and claims administration to the arrangement for and management of a full range of patient treatment services, but does not assume any of the responsibility for the cost of providing treatment services. Services include member assistance, management reporting and claims processing in addition to utilization review and care management. The Company is paid a fee for such services.

BEHAVIORAL MANAGED HEALTHCARE CUSTOMERS

    GENERAL. The following table sets forth the approximate number of covered lives as of September 30, 1999 and 2000 and revenue for fiscal 1999 and 2000 in each of the Company's behavioral customer groups described below:

MARKET                                                 COVERED LIVES   PERCENT    REVENUE    PERCENT
------                                                 -------------   --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
1999
Workplace (Corporations and Labor Unions)............      27.0          40.7%    $  230.6     15.5%
Health Plans.........................................      36.5           54.9       846.9      57.1
Public Sector (Primarily Medicaid)...................       2.9            4.4       405.9      27.4
                                                           ----         ------    --------    ------
    Total............................................      66.4         100.0%    $1,483.2    100.0%
                                                           ====         ======    ========    ======
2000
Workplace (Corporations and Labor Unions)............      27.9          39.3%    $  234.4     14.1%
Health Plans.........................................      40.1           56.5       951.1      57.5
Public Sector (Primarily Medicaid)...................       3.0            4.2       469.6      28.4
                                                           ----         ------    --------    ------
    Total............................................      71.0         100.0%    $1,655.1    100.0%
                                                           ====         ======    ========    ======

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

    HEALTH PLANS. The Company is a leader in providing behavioral managed healthcare services to HMO beneficiaries. HMO contracts are Risk-Based or ASO contracts. Although certain large HMOs provide their own behavioral managed healthcare services, many HMOs "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company anticipates that its business with HMOs will continue to grow. The Company believes that it is one of the nation's leading providers of behavioral managed healthcare services to Blue Cross/Blue Shield organizations, serving 33 such organizations as of September 30, 2000.

    PUBLIC SECTOR. The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with behavioral managed healthcare organizations, such as the Company, for behavioral healthcare services. The Company also expects that other states will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with behavioral managed healthcare companies such as the Company. See "Cautionary Statements--Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "Cautionary Statements--Regulation".

BEHAVIORAL MANAGED HEALTHCARE CONTRACTS

    The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. See "Cautionary Statements--Risk-Based Products" and "Cautionary Statements--Reliance on Customer Contracts."

    The specific terms of the Company's contracts are determined by whether the contracts are for risk-based, EAP, integrated or ASO products. Risk-based, EAP and ASO contracts generally provide for payment of a per member per month fee to the Company. The Company's billing arrangements for integrated products vary on a case by case basis.

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

    As of September 30, 2000, the Company had contractual arrangements covering over 40,000 individual third-party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby, the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements.

    As of September 30, 2000, the Company's behavorial managed healthcare network also included contractual arrangements with approximately 5,000 third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities, and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility owner upon 30 to 120 days' notice.

COMPETITION

    Each segment of the Company's business is highly competitive. With respect to its behavioral managed healthcare business, the Company competes with large insurance companies, HMOs, PPOs, third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services directly to their employees or subscribers directly, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins. See "Cautionary Statements--Highly Competitive Industry."

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

    The Company believes it benefits from the competitive strengths described below:

    INDUSTRY LEADERSHIP. The Company is the largest provider of behavioral managed healthcare services in the United States, according to enrollment data reported in OPEN MINDS. The Company believes, based on data reported in OPEN MINDS, that it also now has the number one market position in each of the major behavioral managed healthcare product markets in which it competes. The Company believes its position will enhance its ability to: (i) provide a consistent level of high quality service on a nationwide basis; (ii) enter into agreements with behavioral healthcare providers that allow it to control healthcare costs for its customers; and (iii) market its behavioral managed care products to large corporate, HMO and health insurance customers, which, the Company believes, increasingly prefer to be serviced by a single-source provider on a national basis. See "Cautionary Statements--Highly Competitive Industry" and "--Reliance on Customer Contracts" for a discussion of the risks associated with the highly competitive nature of the behavioral managed healthcare industry and the Company's reliance on contracts with payors of behavioral healthcare benefits, respectively.

    BROAD PRODUCT OFFERING AND NATIONWIDE PROVIDER NETWORK. The Company offers behavioral managed care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's provider network encompasses approximately 40,000 providers and 5,000 treatment facilities in all 50 states. The Company believes that the combination of its product offerings and its provider network allows the Company to meet its customers needs for behavioral managed healthcare on a nationwide basis, and positions the Company to capture incremental revenue opportunities resulting from the continued growth of the behavioral managed healthcare industry and the continued migration of its customers from ASO and EAP products to higher revenue risk-based products. See "Cautionary Statements--Risk-Based Products" for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

    BROAD BASE OF CUSTOMER RELATIONSHIPS. The Company believes that the breadth of its customer relationships are attributable to the Company's broad product offerings, nationwide provider network, commitment to quality care and ability to manage behavioral healthcare costs effectively. The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna and Humana; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies through commercial, Medicaid and other programs; and (v) the federal government through contracts with CHAMPUS, as defined, and the U.S. Postal Service. This broad base of customer relationships provides the Company with stable and diverse sources of revenue, earnings and cash flows and an established base from which to continue to increase covered lives and revenue. See "Cautionary Statements--Reliance on Customer Contracts" for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

    PROVEN RISK MANAGEMENT EXPERIENCE.  The Company had approximately
39.1 million covered lives under risk-based contracts at September 30, 2000, making it the nation's industry leader in at-risk behavioral managed healthcare products, based on data reported in OPEN MINDS. The Company's experience with risk-based products covering a large number of lives has given it a broad base of data from which to analyze utilization rates. The Company believes that this broad database permits it to estimate utilization trends and costs more accurately than many of its competitors, which allows it to bid effectively. The Company believes that its experience has also allowed it to develop effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims management technology, which permits the Company to reduce the cost of processing claims.

INSURANCE

    The Company maintains a general, professional and managed care liability insurance policy with an unaffiliated insurer. The policy is written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability, for a two-year policy period ending June 17, 2002.

REGULATION

    GENERAL. The behavioral managed healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and
(ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's behavioral managed healthcare operations is described in this section.

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

    INSURANCE, HMO AND PPO ACTIVITIES. To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC initiative also may result in the adoption of a model NAIC regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Individual states have also recently adopted their own regulatory initiatives that subject entities such as the Company to regulation under state insurance laws. This includes, but is not limited to, requiring licensure as an insurance company or HMO and requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the ability of the Company to pay dividends, make certain investments and repay certain indebtedness. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. The imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

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

    LICENSING OF HEALTHCARE PROFESSIONALS. The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. In addition, the oversight supervision and case management of the human services business is subject to similar regulation requiring licensure or accreditation of personnel performing such functions. The Company believes that the healthcare professionals who provide behavioral healthcare treatment on behalf of or under contracts with the Company and the case managers and other personnel of the health services business are in compliance with the applicable state licensing requirements and current interpretations thereof; however, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's crisis intervention program, additional licensure of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licensure could be obtained; however, there can be no assurance that such licensing requirements will not adversely affect the Company's existing operations or limit expansion.

    PROHIBITION ON FEE SPLITTING AND CORPORATE PRACTICE OF PROFESSIONS. The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists, or other behavioral healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws, however, there can be no assurance that the Company's existing operations and its contractual arrangements with psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

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

    CONFIDENTIALITY AND PATIENT PRIVACY. Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality and privacy are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address security, privacy and administrative simplification. The regulations specifically relate to electronic transactions and code sets, security and electronic signatures, privacy, provider and employer IDs as well as health plan and individual IDs. While only the regulations relating to electronic transactions and code sets section are final, other areas of the regulations are expected to be finalized in the next few months. The regulations go into effect 26 months after they are released, with a deadline to implement the regulations governing electronic transaction and code sets by October 16, 2002. On November 3, 1999, the Secretary promulgated proposed regulations to protect the privacy of such health information that is electronically transmitted or maintained. In addition, on August 17, 2000, HHS published a final rule establishing standard data content and formats for the submission of electronic claims and other administrative and health transactions. The wide reaching implications of these regulations are beginning to be addressed now to ensure the Company's compliance with the regulations by the implementation dates. These regulations, while creating a need for some software changes, present more business and policy issues rather than technology issues. The regulations will require changes to the Company's provider contracts, as well as the creation of new policies for transmitting patient information to ensure that the new privacy and electronic security measures are satisfied. In some cases, these changes will mean executing chain of trust agreements with business partners and ensuring that encryption technology is used when transmitting electronic files. In addition, the Company's systems must be equipped to handle both the electronic transactions governed by the regulations, as well as paper transactions, which are not affected by the regulations and to manage different sets of data depending on whether the transaction is electronic or paper in nature. While the Company believes it has existing systems and policies in place in many instances that will assist in the Company's compliance, the Company expects that significant resources will be required over the next two years to ensure compliance.

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

    REGULATION OF HUMAN SERVICES. The human services business is subject to certain state laws, regulations, and/or requirements with respect to its services, including those governing: (i) the licensing of child placement agencies; (ii) the registration or certification of Medicaid participating providers; and (iii) a state's authorization or recognition of a provider's capacity to deliver services to adults with developmental disabilities and/or mental retardation. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the provision of these services.

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

    LEVERAGE AND DEBT SERVICE OBLIGATIONS. The Company is currently highly leveraged, with indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 2000, the Company's aggregate outstanding indebtedness was approximately $1.1 billion and the Company's stockholders' equity was approximately $128.5 million. The Credit Agreement and the Indenture permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations.

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

    RESTRICTIVE FINANCING COVENANTS. The Credit Agreement and the Indenture contain a number of covenants that restrict the operations of the Company and its subsidiaries. In addition, the Credit Agreement, as amended, requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth test, a maximum senior debt ratio and a minimum "EBITDA" test (as defined in the Credit Agreement, as amended). There can be no assurance that the Company will be able to comply with such covenants, ratios and tests in the future. The Company's ability to comply with such covenants, ratios and tests may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants, ratios or tests could result in a default under the Credit Agreement that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to prevent the Company from paying principal, premium, interest or other amounts due on any or all of the Notes until the default is cured or all senior indebtedness is paid or satisfied in full. Furthermore, the commitments of the lenders under the Credit Agreement to make further extensions of credit thereunder could be terminated. If the Company were unable to repay all amounts accelerated, the lenders could proceed against the subsidiary guarantors and the collateral securing the Company's and the subsidiary guarantors' obligations pursuant to the Credit Agreement. If the indebtedness outstanding pursuant to the Credit Agreement were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the other indebtedness of the Company. The value of the Company's common stock would be adversely affected if the Company were unable to repay such indebtedness.

    RISK-BASED PRODUCTS. Revenues under risk-based contracts are the primary source of the Company's revenue from its behavioral managed healthcare business. Such revenues accounted for approximately 77.6% of the Company's total revenue and approximately 87.8% of its behavioral managed healthcare revenue in fiscal 2000. Under a risk-based contract, the Company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services to a specified beneficiary population in exchange, generally, for a fixed fee per member per month. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. If the aggregate cost of behavioral healthcare treatment services provided to a given beneficiary population in a given period exceeds the aggregate of the per member per month fees received by the Company with respect to the beneficiary population in such period, the Company will incur a loss with respect to such beneficiary population during such period. Furthermore, the Company may be required to pay during any period amounts with respect to behavioral healthcare treatment services provided to a given beneficiary population that exceed per member per month fees received with respect to such beneficiary population during the same period. There can be no assurance that the Company's assumptions as to service utilization rates and costs will accurately and adequately reflect actual utilization rates and costs, nor can there be any assurance that increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, will not cause expenses associated with such contracts to exceed the Company's revenue for such contracts. In addition, there can be no assurance that adjustments will not be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 1 to the audited consolidated financial statements of the Company included elsewhere herein. The Company expects to attempt to increase membership in its risk-based products. If the Company is successful in this regard, the Company's exposure to potential losses from its risk-based products will also be increased. Furthermore, certain of such contracts and certain state regulations limit the profits that may be earned by the Company on risk-based business and may require refunds if the loss experience is more favorable than that originally anticipated. Such contracts and regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that it can meet its obligations under such contracts. As of September 30, 2000, the Company had restricted cash and investments of $117.7 million pursuant to such contracts and regulations. Such amounts will not be available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-based products to pay dividends to the Company. Certain state regulations relating to the licensing of insurance companies may also adversely affect the Company's risk-based business. See "Business Regulation." Although experience varies on a contract-by-contract basis, historically, the Company's risk-based contracts have been profitable. However, the degree of profitability varies significantly from contract to contract. For example, the Company's Medicaid contracts with governmental entities generally tend to have direct profit margins that are lower than the Company's other contracts. The most significant factor affecting the profitability of risk-based contracts is the ability to control direct service costs in relation to contract pricing.

    RELIANCE ON CUSTOMER CONTRACTS. Approximately 88.3% of the Company's revenue in fiscal 2000 was derived from contracts with payors of behavioral healthcare benefits. The Company's behavioral managed healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest behavioral managed healthcare customers accounted for approximately 56.6% of the Company's behavioral managed healthcare revenue for fiscal 2000. Both the Company and Premier Behavioral Systems of Tennessee, LLC ("Premier"), in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. The Company's direct Contract (exclusive of Premier) represented approximately 13.7% of the Company's behavioral managed healthcare revenue and approximately 12.1% of the Company's consolidated revenue in fiscal 2000. The Company's managed behavioral contracts with Aetna, including Nylcare and Prudential, which were acquired by Aetna in July 1998 and August 1999, respectively, represented approximately 17.2% of the Company's behavioral managed healthcare revenue and approximately 15.2% of the Company's consolidated revenue in fiscal 2000. The current TennCare and Aetna contracts extend through December 31, 2000 and December 31, 2003, respectively. The Company is in the process of renegotiating its TennCare contract. There can be no assurance that such contracts will be extended or successfully renegotiated or that the terms of any new contracts will be comparable to those of existing contracts. Loss of all of these contracts or customers would, and loss of any one of these customers could, have a material adverse effect on the Company. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract.

    DEPENDENCE ON GOVERNMENT SPENDING FOR HEALTHCARE; POSSIBLE IMPACT OF HEALTHCARE REFORM. A significant portion of the Company's revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The

Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and there can be no assurance that future regulations or legislation will not have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Business--Industry--Areas of Growth" and "Business--Business Strategy."

    The House of Representatives of the U.S. Congress recently passed the Norwood-Dingell bill which would (if it or similar legislation became law), among other things, place limits on healthcare plans, methods of operations, limit employers' and health care plans' ability to define medical necessity and permit employers and health care plans to be sued in state courts for coverage determinations. It is uncertain whether the Company could recoup, through higher premiums or other measures, the increased costs of federally mandated benefits or other increased costs caused by such legislation or similar legislation. The Company cannot predict the effect of this legislation, nor other legislation that may be adopted by Congress, and no assurance can be given that such legislation will not have an adverse effect on the Company.

    REGULATION. The healthcare industry and the provision of behavioral healthcare and human services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and
(ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. In addition, the Company is subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The Company's managed care operations are also indirectly affected by regulations applicable to the establishment and operation of behavioral healthcare clinics and facilities.

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

    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality and privacy are expected. HIPAA requires the HHS to adopt standards relating to the transmission of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address security, privacy and administrative simplification. The regulations specifically relate to electronic transactions and code sets, security and electronic signatures, privacy, provider and employer IDs as well as health plan and individual IDs. While only the regulations relating to electronic transactions and code sets section are final, other areas of the regulations are expected to be finalized in the next few months. The regulations go into effect 26 months after they are released, with a deadline to implement the regulations governing electronic transaction and code sets by October 16, 2002. On November 3, 1999, the Secretary promulgated proposed regulations to protect the privacy of such health information that is electronically transmitted or maintained. In addition, on August 17, 2000, HHS published a final rule establishing standard data content and formats for the submission of electronic claims and other administrative and health transactions. The wide reaching implications of these regulations are beginning to be addressed now to ensure the Company's compliance with the regulations by the implementation dates. These regulations, while creating a need for some software changes, present more business and policy issues rather than technology issues. The regulations will require changes to the Company's provider contracts, as well as the creation of new policies for transmitting patient information to ensure that the new privacy and electronic security measures are satisfied. In some cases, these changes will mean executing chain of trust agreements with business partners and ensuring that encryption technology is used when transmitting electronic files. In addition, the Company's systems must be equipped to handle both the electronic transactions governed by the regulations, as well as paper transactions, which are not affected by the regulations and to manage different sets of data depending on whether the transaction is electronic or paper in nature. While the Company believes it has existing systems and policies in place in many instances that will assist in the Company's compliance, the Company expects that significant resources will be required over the next two years to ensure compliance.

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

    HIGHLY COMPETITIVE INDUSTRY. The industry in which the Company conducts its managed care businesses is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, TPAs, provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services to their employees or subscribers directly, rather than contracting with the Company for such services. See "Business--Competition."

    RISKS RELATED TO AMORTIZATION OF INTANGIBLE ASSETS. The Company's total assets at September 30, 2000 reflect goodwill of approximately $1.1 billion, which is amortized over 25 to 40 years, and other identifiable intangible assets (primarily customer lists, provider networks and treatment protocols) of approximately $152.0 million that are amortized over 4 to 30 years. At
September 30, 2000, net intangible assets were 68.0% of total assets of $1.8 billion. The amortization periods used by the Company may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on the prospects of acquired companies. There can be no assurance that the value of such assets will ever be realized by the Company. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. During fiscal 2000 the Company recorded a $91.0 million impairment charge. This charge related to the write-down of certain long-lived assets of the Company's specialty managed healthcare segment and the Company's Group Practice Affiliates subsidiary (GPA). See Note 3--"Discontinued Operations" and Note 10--"Managed Care Integration Plan and Costs and Special Charges", to the Company's audited consolidated financial statements included elsewhere herein. Any determination requiring additional write-offs of a significant portion of unamortized intangible assets would adversely affect the Company's results of operations. A write-off of intangible assets could become necessary if the anticipated undiscounted cash flows of an acquired company do not support the carrying value of long-lived assets, including intangible assets.

    PROFESSIONAL LIABILITY; INSURANCE. The management and administration of the delivery of behavioral and specialty managed healthcare services and human services, like other healthcare services, entail significant risks of liability. The Company is regularly subject to lawsuits alleging malpractice and related legal theories, some of which involve situations in which participants in the Company's behavioral programs have committed suicide. The Company is also subject to claims of professional liability for alleged negligence in performing utilization review activities, as well as for acts and omissions of independent contractors participating in the Company's third-party provider networks. The Company is subject to claims for the costs of services for which payment was denied. There can be no assurance that the Company's procedures for limiting liability have been or will be effective, or that one or more lawsuits will not have a material adverse effect on the Company in the future.

    Recently, certain managed healthcare companies, including the Company, have been targeted as defendants in several national class action lawsuits regarding their business practices. These class action complaints include (i) inadequate disclosure of provider compensation arrangements to members,
(ii) misrepresentation and omissions in advertising and health plan materials and (iii) concealment of information from health plan members used to determine what claims will be paid, procedures to determine medical necessity and procedures to determine the extent and type of coverage. The Company believes that these national class action lawsuits are part of a trend targeting the healthcare industry, particularly managed care companies. There can be no assurance that such lawsuits, which are generally uninsured, won't have a material adverse effect on the Company.

    The Company carries professional liability insurance, subject to certain deductibles. There can be no assurance that such insurance will be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints or that, upon expiration thereof, sufficient insurance will be available on favorable terms, if at all. If the Company is unable to secure adequate insurance in the future, or if the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, there can be no assurance that the Company will not be subject to a liability that could have a material adverse effect on the Company. See "Business--Insurance" and "Legal Proceedings."

    The Company has certain potential liabilities relating to the self-insurance program it maintained with respect to its provider business prior to the Crescent Transactions. In addition, the Company continues to be subject to governmental investigations and inquiries, civil suits and other claims and assessments with respect to the provider business. See "Legal Proceedings" and
Note 12--"Commitments and Contingencies", to the Company's audited consolidated financial statements included elsewhere herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                       AGE      POSITION
----                                     --------   --------
Henry T. Harbin, M.D...................     53      President, Chief Executive Officer and Director
Daniel S. Messina......................     45      Executive Vice President, Chief Operating Officer and
                                                    Director
Mark S. Demilio........................     45      Executive Vice President, Finance and Legal
Clarissa C. Marques, Ph.D..............     48      Executive Vice President and Chief Administrative
                                                    Officer
Dennis P. Moody........................     43      Executive Vice President, Business Operations

    HENRY T. HARBIN, M.D. became President, Chief Executive Officer and a Director of the Company on March 18, 1998. Dr. Harbin served as President and Chief Executive Officer of Green Spring from 1994 to 1998. Dr. Harbin served as Executive Vice President of the Company from 1995 until becoming President and Chief Executive Officer of the Company.

    DANIEL S. MESSINA became Executive Vice President and Chief Operating Officer in September 2000. Prior to joining the Company, Mr. Messina was chief financial officer and head of business strategy for Aetna U.S. Healthcare in Hartford, Connecticut from February 1990 to September 2000. Mr. Messina has also served on the Board of Directors of the Company since 1998.

    MARK S. DEMILIO became Executive Vice President, Finance and Legal of the Company in November 2000. Mr. Demilio served as Executive Vice President and General Counsel from July 1999. Prior thereto, Mr. Demilio was with Youth Services International, Inc., a publicly traded company that managed facilities for adjudicated youth, serving as Executive Vice President Business Development and General Counsel from March 1997 and Acting Chief Financial Officer from
June 1998. Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm, from 1994 to March 1997 and served as an associate with that firm from 1989.

    CLARISSA C. MARQUES, PH.D. became Executive Vice President and Chief Adminsitrative Officer in June 2000. Prior thereto, Dr. Marques served as the Executive Vice President and Clinical and Quality Management since March 1998. Dr. Marques serviced as the Executive Vice President and Chief Clinical Officer of Green Spring during 1997 and 1998 and Senior Vice President of Green Spring from 1992 to 1997.

    DENNIS P. MOODY became Executive Vice President of Business Operations in October 2000. Prior thereto, Mr. Moody served as President and Chief Operating Officer of the Health Plan Solutions Group since February 1998. Mr. Moody previously held the following positions with Merit from 1991 through 1997:
Executive Vice President, National Business (1997), Executive Vice President, National Services (1995 - 1996), Executive Vice President, Regional Operations (1994 - 1995), and Regional Vice President (1991 - 1994).

EMPLOYEES OF THE REGISTRANT

    At September 30, 2000, the Company had approximately 12,800 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located in Columbia, Maryland; the lease for the Company's headquarters expires in 2003. Additionally, the Company leases 158 offices with terms expiring between 2000 and 2008.

ITEM 3. LEGAL PROCEEDINGS

    The management and administration of the delivery of behavioral managed healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Business Cautionary Statements--Professional Liability; Insurance." Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "--Insurance" and "Cautionary Statements--Professional Liability; Insurance."

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

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of The Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements;
(iii) supplemental applications to CHAMPUS (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions;
(v) failure to provide medically necessary treatment or admissions; and
(vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    Five affiliated outpatient clinic providers that are participating providers in the TennCare program asserted claims against Green Spring Health
Services, Inc., a wholly-owned subsidiary of the Company ("Green Spring") and Premier, the joint venture that contracts with the State of Tennessee to manage services under the TennCare program and in which the Company holds a 50% interest, alleging that Premier and Green Spring failed to pay the providers in accordance with their contracts. The claims allege losses of in excess of $16.0 million in the aggregate and are proceeding in five separate arbitrations. On December 8, 2000 the Chancery Court of Davidson County, Tennessee entered a judgment confirming an arbitration award against Premier and Green Spring in the amount of $3.7 million in favor of one of the providers. The Court denied a motion by Premier and Green Spring to vacate the arbitration award on grounds that the provider procured the award by fraud and that the arbitrators exceeded their authority. Premier and Green Spring believe that the Court's order was erroneous and intend to pursue vigorously an appeal of this judgment. The other arbitrations are at various stages of proceedings. The Company believes that adequate reserves have been recorded with respect to any potential loss in these matters.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of the Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. While the claim is in the initial stage, and an outcome cannot be determined, the Company believes the claims of Wachovia are without merit and is defending them vigorously.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral
Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996. The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose, its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premium paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper claims practices, plus interest, costs and attorneys' fees. These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country. While the Class Actions are in the initial stages, and an outcome cannot be determined, the Company believes that the claims are without merit and intend to defend them vigorously.

    The Company also is subject to or party to other litigation, claims, and civil suits relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under insurance policies with a customer of the Company and (ii) a provider at a Company facility violated privacy rights of certain patients. In addition, the Company is subject to certain contingencies in connection with the CBHS bankruptcy as discussed in Note 3--"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation and claims that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation and claims. Furthermore, management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has one class of common stock, $0.25 par value per share, which is listed for trading on the New York Stock Exchange (ticker symbol "MGL"). As of December 22, 2000, there were 9,289 holders of record of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock from October 1, 1998 through the fiscal year ended September 30, 2000 as reported by the New York Stock Exchange:

                                                                       COMMON
                                                                     STOCK SALES
                                                                       PRICES
                                                              -------------------------
CALENDAR YEAR                                                    HIGH           LOW
-------------                                                 -----------   -----------
1998
    Fourth Quarter..........................................  10 3/4         6 3/8
1999
    First Quarter...........................................  11 1/8         4 3/16
    Second Quarter..........................................  10             3 9/16
    Third Quarter...........................................  10 1/2         6 7/8
    Fourth Quarter..........................................   7 1/4         5 5/16
2000
    First Quarter...........................................   7 9/16        4 5/8
    Second Quarter..........................................   4 13/16       1 15/16
    Third Quarter...........................................   4             1 1/4

    The Company did not declare any cash dividends during fiscal 1999 or 2000. As of December 22, 2000, the Company was prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except in very limited circumstances.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 2000. On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses included in the Company's healthcare provider and healthcare franchising segments and on September 10, 1999, the Company consummated such disposal. On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. Accordingly, the statement of operations data has been restated to reflect the healthcare provider, healthcare franchising and specialty managed healthcare segments as discontinued operations. Selected consolidated financial information for the three years ended September 30, 2000 and as of September 30, 1999 and 2000 presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the two years ended September 30, 1997 and as of September 30, 1996 and 1997 has been derived from the Company's unaudited consolidated financial statements. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------
                                               1996        1997        1998         1999         2000
                                             ---------   --------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue................................  $ 302,573   $463,872   $1,167,274   $1,674,479   $1,873,554
Salaries, cost of care and other operating
  expenses.................................    299,855    436,169    1,043,251    1,468,879    1,652,582
Equity in (earnings) loss of unconsolidated
  subsidiaries.............................      2,005      5,567      (12,795)     (20,442)      (9,792)
Depreciation and amortization..............     14,290     19,683       46,898       68,921       75,413
Interest, net..............................     48,584     46,438       76,505       93,752       97,286
Stock option expense (credit)..............        914      4,292       (5,623)          18           --
Managed care integration costs.............         --         --       16,962        6,238           --
Special charges, net.......................      1,221         --           --        4,441       25,398
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary items..................    (64,296)   (48,277)       2,076       52,672       32,667
Provision for (benefit from) income
  taxes....................................    (25,719)   (19,311)       5,238       28,256       15,478
Income (loss) from continuing operations
  before minority interest and
  extraordinary items......................    (38,577)   (28,966)      (3,162)      24,416       17,189
Minority interest..........................      4,531      6,856        4,094          630          114
Income (loss) from continuing operations
  before extraordinary items...............    (43,108)   (35,822)      (7,256)      23,786       17,075
Discontinued operations:
  Income (loss) from discontinued
    operations.............................     75,491     40,577       20,988       28,325      (65,221)
  Loss on disposal of discontinued
    operations.............................         --         --           --      (47,423)     (17,662)
Income (loss) before extraordinary items...     32,383      4,755       13,732        4,688      (65,808)
Extraordinary items -- losses on early
  extinguishments of debt..................         --     (5,253)     (33,015)          --           --
Net income (loss)..........................     32,383       (498)     (19,283)       4,688      (65,808)
Preferred dividend requirement and
  amortization of redeemable preferred
  stock issuance costs.....................         --         --           --           --        3,802
Income (loss) available to common
  stockholders.............................  $  32,383   $   (498)  $  (19,283)  $    4,688   $  (69,610)

INCOME (LOSS) PER COMMON SHARE AVAILABLE TO
  COMMON STOCKHOLDERS -- BASIC:
Income (loss) from continuing operations
  before extraordinary items...............      (1.39)     (1.24)       (0.24)        0.75         0.41
Income (loss) from discontinued
  operations...............................       2.43       1.41         0.68        (0.60)       (2.58)
Loss from extraordinary items..............         --      (0.18)       (1.07)          --           --
Net income (loss)..........................  $    1.04   $  (0.02)  $    (0.63)  $    (0.15)  $    (2.17)

INCOME (LOSS) PER COMMON SHARE AVAILABLE TO
  COMMON STOCKHOLDERS -- DILUTED:
Income (loss) from continuing operations
  before extraordinary items...............  $   (1.39)  $  (1.24)  $    (0.24)  $     0.75   $     0.41
Income (loss) from discontinued
  operations...............................       2.43       1.41         0.68        (0.60)       (2.56)
Loss from extraordinary items..............         --      (0.18)       (1.07)          --           --
Net income (loss)..........................  $    1.04   $  (0.02)  $    (0.63)  $    (0.15)  $    (2.15)

BALANCE SHEET DATA (END OF PERIOD):
Current assets.............................  $ 338,150   $507,038   $  399,724   $  374,927   $  319,653
Current liabilities........................    274,316    219,376      454,766      474,268      469,879
Property and equipment, net................    495,390    109,214      177,169      120,667      112,612
Total assets...............................  1,140,137    896,868    1,917,088    1,881,615    1,803,787
Total debt and capital lease obligations...    572,058    395,294    1,225,646    1,144,308    1,098,047
Stockholders' equity.......................    121,817    159,498      188,433      196,696      128,464

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2000

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

    Subsequent to the Company's acquisition of Green Spring, the growth of the behavioral managed healthcare industry accelerated. The Company concluded that the behavioral managed healthcare industry offered growth and earnings prospects superior to those of the psychiatric hospital industry. Therefore, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion of its behavioral managed healthcare business.

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

    On September 10, 1999, the Company consummated the CBHS Transactions. The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra which was consummated February 29, 2000 and Allied on December 5, 1997. The initial purchase price of Vivra was $10.25 million and additional consideration of $10.0 million may be payable based upon future results. The Company paid approximately $54.5 million for Allied.

    APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods related to the healthcare provider, healthcare franchising and specialty managed healthcare business segments. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million (primarily non-cash), in fiscal 1999 and an after tax loss of $17.7 million on the disposal of its specialty managed healthcare segment in fiscal 2000.

    The Company currently operates through two principal business segments which are engaged in:

    - THE BEHAVIORAL MANAGED HEALTHCARE BUSINESS. The Company's behavioral managed healthcare segment coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals.

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

    At September 30, 2000, the Company's behavioral managed healthcare segment, managed the behavioral healthcare benefits of approximately 71.0 million individuals and Mentor, the human services segment, provided over 7,800 individuals with community-based services.

RESULTS OF OPERATIONS

    The following tables summarize, for the periods indicated, operating results by continuing business segments (in thousands).

                                                  BEHAVIORAL                  CORPORATE
                                                   MANAGED        HUMAN        OVERHEAD
FISCAL 1998                                       HEALTHCARE     SERVICES     AND OTHER    CONSOLIDATED
-----------                                       ----------   ------------   ----------   ------------
Net revenue.....................................  $1,026,243     $141,031      $     --     $1,167,274
                                                  ----------     --------      --------     ----------
Salaries, cost of care and other operating
  expenses......................................     901,846      125,539        15,866      1,043,251
Equity in earnings of unconsolidated
  subsidiaries..................................     (12,795)          --            --        (12,795)
                                                  ----------     --------      --------     ----------
                                                     889,051      125,539        15,866      1,030,456
                                                  ----------     --------      --------     ----------
Segment Profit(1)...............................  $  137,192     $ 15,492      $(15,866)    $  136,818
                                                  ==========     ========      ========     ==========

                                                  BEHAVIORAL                  CORPORATE
                                                   MANAGED        HUMAN        OVERHEAD
FISCAL 1999                                       HEALTHCARE     SERVICES     AND OTHER    CONSOLIDATED
-----------                                       ----------   ------------   ----------   ------------
Net revenue.....................................  $1,483,202     $191,277      $     --     $1,674,479
                                                  ----------     --------      --------     ----------
Salaries, cost of care and other operating
  expenses......................................   1,285,391      169,549        13,939      1,468,879
Equity in earnings of unconsolidated
  subsidiaries..................................     (20,442)          --            --        (20,442)
                                                  ----------     --------      --------     ----------
                                                   1,264,949      169,549        13,939      1,448,437
                                                  ----------     --------      --------     ----------
Segment Profit(1)...............................  $  218,253     $ 21,728      $(13,939)    $  226,042
                                                  ==========     ========      ========     ==========

                                                  BEHAVIORAL                  CORPORATE
                                                   MANAGED        HUMAN        OVERHEAD
FISCAL 2000                                       HEALTHCARE     SERVICES     AND OTHER    CONSOLIDATED
-----------                                       ----------   ------------   ----------   ------------
Net revenue.....................................  $1,655,101     $218,453            --     $1,873,554
                                                  ----------     --------      --------     ----------
Salaries, cost of care and other operating
  expenses......................................   1,442,964      196,332        13,286      1,652,582
Equity in earnings of unconsolidated
  subsidiaries..................................      (9,792)          --            --         (9,792)
                                                  ----------     --------      --------     ----------
                                                   1,433,172      196,332        13,286      1,642,790
                                                  ----------     --------      --------     ----------
Segment Profit(1)...............................  $  221,929     $ 22,121      $(13,286)    $  230,764
                                                  ==========     ========      ========     ==========

------------------------
(1) The Company evaluates performance of its segments based upon profit or loss from continuing operations before depreciation, amortization, interest, net, stock option expense (credit), managed care integration costs, special charges, net, income taxes and minority interest ("Segment Profit"). See
    Note 14, "Business Segment Information", to the Company's audited consolidated financial statements appearing elsewhere herein.

FISCAL 1999 COMPARED TO FISCAL 2000

    BEHAVIORAL MANAGED HEALTHCARE. Revenue increased 11.6% or $171.9 million, to $1.66 billion for fiscal 2000, from $1.48 billion in fiscal 1999. Salaries, cost of care and other operating expenses increased 12.3%, or $157.6 million, to $1.44 billion for fiscal 2000, from $1.29 billion for fiscal 1999. The increases resulted primarily from increased membership growth and new contracts. Operating expenses increased at a greater rate than revenue primarily as a result of losses and reduced profitability in certain public sector contracts. Total covered lives increased 6.9% or 4.6 million to 71.0 million at September 30, 2000 from 66.4 million at September 30, 1999. Equity in earnings of unconsolidated subsidiaries decreased 52.1% or $10.7 million to $9.8 million in fiscal 2000 from $20.4 million in fiscal 1999. This decrease was a result of the decreased earnings of Premier Behavioral Systems of Tennessee, LLC ("Premier"), in which the Company maintains a 50% interest. The decrease in Premier's profitability was primarily a result of the 1999 period benefiting from positive contractual rate adjustments and an increase in accruals for potential losses from certain legal actions in the 2000 period. The Company frequently records retroactive customer settlements, which may be favorable or unfavorable, under its commercial behavioral managed healthcare contracts. Revenue and Segment Profit for fiscal 2000 reflect approximately $1.4 million of such favorable settlements compared to favorable settlements of $9.8 million during fiscal 1999. The Company recorded $3.7 million and $(0.8) million of favorable (unfavorable) retroactive customer settlements in the fourth quarter of fiscal 1999 and 2000, respectively.

    HUMAN SERVICES. Revenue from the human services segment increased 14.2%, or $27.2 million, to $218.5 million for fiscal 2000, from $191.3 million in fiscal 1999. Salaries, cost of care and other operating expenses increased 15.8%, or $26.8 million, to $196.3 million for fiscal 2000 from $169.5 million in fiscal 1999. The increase in revenue is a result of increased placements and acquisitions completed in fiscal 1999 and 2000. Increased operating expenses resulted from: (i) increase in placements; (ii) decreased profitability and exit costs incurred related to certain contracts and operations; and (iii) increased spending on conversion of computer systems. Total placements increased 21.9% to approximately 7,800 at September 30, 2000, compared to approximately 6,400 at September 30, 1999.

    CORPORATE OVERHEAD AND OTHER. Salaries and other operating expenses decreased 4.9%, or $0.7 million, primarily as a result of ongoing integration of corporate administrative functions with business unit administrative functions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 9.4%, or $6.5 million, to $75.4 million for fiscal 2000, from $68.9 million in fiscal 1999. The increase was primarily attributed to depreciation related to recent capital expenditures and amortization related to the additional purchase price payment of $60 million with respect to the HAI acquisition made in fiscal 2000. See Note 3--"Acquisitions and Joint Ventures" to the Company's audited consolidated financial statements set forth elsewhere herein.

    INTEREST, NET. Interest expense, net, increased 3.7%, or $3.5 million, to $97.3 million for fiscal 2000, from $93.8 million in fiscal 1999. The increase was primarily the result of higher borrowing rates during fiscal 2000.

    OTHER ITEMS. The Company recorded special charges of $25.4 million during fiscal 2000 comprised of: (i) $4.5 million of severance and lease termination costs and $15.8 million of impairment of certain long lived assets related to the closure of offices in connection with the psychiatric practice management business; (ii) $7.0 million of severance and lease termination costs related to the restructuring of the corporate function and certain behavioral managed healthcare sites and (iii) a $1.9 million non-recurring gain on the sale of the corporate aircraft.

    The Company's effective tax rate was 47.4% for fiscal 2000. The effective tax rate exceeds statutory rates due primarily to non-deductible goodwill amortization resulting primarily from acquisitions, offset by reductions in reserve estimates of approximately $9.1 million related to settlements with the Internal Revenue Service during the fourth quarter of fiscal 2000.

    DISCONTINUED OPERATIONS. The following tables summarize, for the periods indicated, income (loss) from discontinued operations, net of tax:

                                                             1999       2000
                                                           --------   --------
Healthcare provider segment..............................  $32,883    $     --
Healthcare franchising segment...........................   (3,238)         --
Specialty managed healthcare segment.....................   (1,320)    (65,221)
                                                           -------    --------
                                                           $28,325    $(65,221)
                                                           =======    ========

    Income from the healthcare provider segment decreased 100%, or $32.8 million to $0 million for fiscal 2000 compared to $32.8 million for fiscal 1999. The decrease is primarily attributable to (i) the net effect of the Company's sale of its European hospital operations in April 1999, which included a gain on sale of $14.4 million, net of tax, (ii) income of $8.8 million, net of tax, from cost report settlements related primarily to the resolution of Medicare cost report matters in the fourth quarter of fiscal 1999 associated with the Company's sale of the Psychiatric Hospital Facilities, and
(iii) discontinuance of all significant activities related to this segment in fiscal 2000. The Company ceased all activities related to its healthcare franchising segments during fiscal 1999.

    The loss from the specialty managed healthcare segment increased
$63.9 million, to a loss of $65.2 million, net of tax, for fiscal 2000 compared to a loss of $1.3 million, net of tax, for fiscal 1999. During fiscal 2000 the Company recorded: (i) a pre-tax charge of $58.2 million in the second quarter related to the impairment of long-lived assets; (ii) pre-tax operating losses of approximately $41.1 million prior to the discontinued operations measurement date; and (iii) a federal tax benefit of $34.1 million. The operating losses were attributable to: (i) performance of certain risk-based contracts;
(ii) cost to exit risk-based contracts including provision for uncollectible receivables and additional contractual liabilities; and (iii) severance and shut down cost incurred in conjunction with the wind down of operations.

    The Company recorded a loss on disposal of discontinued operations of approximately $17.7 million, net of tax benefit of $9.2 million, at the end of fiscal 2000. This loss represents the additional cost incurred as a result of the plan adopted on October 4, 2000 to fully exit the specialty managed healthcare segment. See Note 3-"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. The pre-tax loss is comprised of a $17.1 million impairment of the remaining long-lived assets and $9.8 million in lease terminations and other exit costs as defined by APB 30.

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

    HUMAN SERVICES. Revenue from the human services segment increased 35.7%, or $50.3 million, to $191.3 million for fiscal 1999, from $141.0 million in fiscal 1998. Salaries, cost of care and other operating expenses increased 35.1%, or $44.0 million, to $169.5 million for fiscal 1999 from $125.5 million in fiscal 1998. The increases were attributable to acquisitions consummated in fiscal 1998 and fiscal 1999 and internal growth, offset by reductions in revenue and Segment Profit at one acquired business in fiscal 1999 as a result of rate and placement reductions from a state agency. Total placements increased 9.5% to approximately 6,400 at September 30, 1999, compared to approximately 5,900 at September 30, 1998.

    CORPORATE OVERHEAD AND OTHER. Salaries and other operating expenses decreased 12.1%, or $1.9 million, primarily as a result of ongoing integration of corporate administrative functions with business unit administrative functions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 46.9%, or $22.0 million, to $68.9 million for fiscal 1999, from $46.9 million in fiscal 1998. The increase was primarily attributed to (i) the acquisition of HAI and Merit in fiscal 1998, (ii) depreciation related to fiscal year 2000 capital expenditures and (iii) amortization related to the additional purchase price payment of $60 million to Aetna with respect to the HAI acquisition made in fiscal 1999.

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

    The Company recorded managed care integration costs of $6.2 million for fiscal 1999, compared to $17.0 million in fiscal 1998. For a more complete discussion of managed care integration costs, see Note 10, "Managed Care Integration Plan and Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The Company recorded special charges of $4.4 million during fiscal 1999 related primarily to the loss on disposal of an office building, executive severance and costs associated with moving the Company's corporate headquarters from Atlanta, Georgia to Columbia, Maryland.

    The Company's effective income tax rate was 53.6% for fiscal 1999. The effective income tax rate exceeds statutory rates due primarily to non-deductible goodwill amortization resulting from acquisitions.

    Minority interest decreased $3.5 million, to $0.6 million during fiscal 1999 primarily as a result of the Green Spring minority stockholder conversion in fiscal 1998.

    DISCONTINUED OPERATIONS. The following tables summarize, for the periods indicated, income (loss) from discontinued operations, net of tax:

SEGMENT                                                       1998       1999
-------                                                     --------   --------
Health Care Provider Segment..............................  $12,132    $32,883
Health Care Franchising Segment...........................    8,399     (3,238)
Specialty Managed Healthcare Segment......................      457     (1,320)
                                                            -------    -------
                                                            $20,988    $28,325
                                                            =======    =======

    Income from the healthcare provider segment increased 171.1%, or $20.8 million to $32.9 million for fiscal 1999 compared to $12.1 million for fiscal 1998. The increase is primarily attributable to (i) the net effect of the Company's sale of its three European Hospitals in April 1999, which included a gain on sale of $14.4 million, net of tax, (ii) increases in income of $8.8 million, net of tax, from cost report settlements related primarily to the resolution of Medicare cost report matters in the fourth quarter of fiscal 1999 associated with the Company's sale of the Psychiatric Hospital Facilities, and
(iii) increases in income of $4.8 million, net of tax, related to adjustments to accounts receivable collection fee reserves recorded in connection with the Crescent Transactions, offset by reductions in adjustments to income of $2.5 million, net of tax, related to updated actuarial estimates of malpractice claims.

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

    Income from the specialty managed healthcare segment decreased
$1.8 million, to a loss of $1.3 million, net of tax, for fiscal 1999 compared to an income of $0.5 million, net of tax, for the same period in 1998. The decrease is primarily a result of a loss of a significant customer at the end of 1998 and increased administrative spending during 1999.

    The Company recorded a loss on disposal of discontinued operations of approximately $47.4 million during fiscal 1999 as a result of the CBHS Transactions. See Note 3, "Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    EXTRAORDINARY ITEM. The Company recorded an extraordinary loss on early extinguishment of debt of approximately $33.0 million, net of tax, during fiscal 1998, related primarily to refinancing the Company's long-term debt in connection with the Merit acquisition.

OUTLOOK--RESULTS OF OPERATIONS

    BEHAVIORAL MANAGED HEALTHCARE RESULTS OF OPERATIONS. The Company's behavioral managed healthcare Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from:
(i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns;
(ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) retroactive contractual adjustments under commercial contracts and CHAMPUS contracts;
(iv) retrospective membership adjustments; (v) timing of implementation of new contracts and enrollment changes; (vi) pricing adjustments upon long-term contract renewals; and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

    Both the Company and Premier, in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program ("TennCare Contracts"). The Company's direct contract (exclusive of Premier) represented approximately 13.7% of the Company's behavioral managed healthcare revenue and approximately 12.1% of the

Company's consolidated revenue in fiscal 2000. The TennCare Contracts contained provisions that limited the Company's profits, subject to the recoupment of losses incurred in prior periods. An amendment to the contracts in July 2000 eliminated the ability to recoup prior period losses. The Company's profit under the TennCare Contracts benefited during fiscal 1999 and, to a lesser extent, during fiscal 2000 from the ability to recoup prior period losses. The Company's Segment Profit under the TennCare Contracts was lower in fiscal 2000 than fiscal 1999 as result of these contract provisions and accruals for potential losses related to litigation involving Premier in which the Company has a 50% interest. See Item 3--"Legal Proceedings". The Company anticipates segment profit in fiscal 2001 to be comparable to fiscal 2000.

    INTEREST RATE RISK. The Company had $466.6 million of total debt outstanding under the Credit Agreement at September 30, 2000. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin. See Note 5, "Long-Term Debt, Capital Lease Obligations and Operating Leases", to the Company's audited consolidated financial statements appearing elsewhere herein. Based on September 30, 2000 borrowing levels, a 25 basis point increase in interest rates would cost the Company approximately $1.2 million per year in additional interest expense. LIBOR-based Eurodollar borrowing rates have increased during fiscal 2000. One month and six month LIBOR-based Eurodollar rates increased by approximately 120 basis points and 80 basis points, respectively, between September 1999 and September 2000 and may continue to increase during fiscal 2001. The Company's earnings could be adversely affected by further increases in interest rates.

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES--FISCAL 1998-2000

    OPERATING ACTIVITIES. The Company's net cash provided by (used in) operating activities was $(4.2) million, $41.9 million and $86.7 million for fiscal 1998, 1999 and 2000, respectively. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily effected by: (i) $22.6 million reduction of liability related to the unpaid claims portfolio transfer consummated during fiscal 1999; (ii) improved collection of accounts receivable in fiscal 2000 including amounts in connection with Medicare cost reports related to the psychiatric hospital business;
(iii) increases in medical claims payables and (iv) offset by non-recurring cash payments totaling $38.1 million related to CHAMPUS adjustments incurred in fiscal 2000. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily the result of reduction in income taxes paid, net of refunds received, of $10.8 million, and increases in cash flows from operations as a result of the HAI and Merit acquisitions, offset by reductions in franchise fees collected from CBHS of $40.6 million, changes in reserve for unpaid claims of $11.0 million and increases in interest paid of $6.9 million.

    INVESTING ACTIVITIES. The Company utilized $44.2 million, $48.1 million and $36.9 million in funds during fiscal 1998, 1999 and 2000, respectively, for capital expenditures. The increase in fiscal 1999 was the result of the Company's transition to the managed care business from the provider business.

    The Company used $1.05 billion, $69.5 million and $68.6 million in funds during fiscal 1998, 1999 and 2000, respectively, net of cash acquired, for acquisitions and investments in businesses. This included primarily managed care acquisitions and human services acquisitions in fiscal 1998 and additional purchase price consideration of $60.0 million paid to Aetna in connection with the HAI acquisition in fiscal 1999 and 2000.

    The Company received distributions from unconsolidated subsidiaries of $11.4 million, $22.0 million and $14.3 million in fiscal 1998, 1999 and 2000, respectively. Distributions received from Choice (as defined) were $11.4 million, $13.0 million and $14.1 million in fiscal 1998, 1999 and 2000 respectively, with the remaining distributions being received from the Provider JVs in fiscal 1999 and 2000.

    The Company received proceeds from the sale of assets of $11.9 million, $54.2 million and $3.3 million in fiscal 1998, 1999 and 2000, respectively. The sales proceeds were generated primarily from (i) the sale of hospital real estate related to closed hospitals retained by the Company in fiscal 1998,
(ii) the sale
of the European psychiatric provider operations in fiscal 1999, and (iii) sale of the corporate aircraft in fiscal 2000.

    FINANCING ACTIVITIES. The Company borrowed approximately $1.2 billion, $76.8 million and $59.6 million during fiscal 1998, 1999 and 2000, respectively. The fiscal 1998 borrowings primarily funded the Merit acquisition and related long-term debt refinancing with the remaining amounts representing borrowings under the Revolving Facility for short-term capital needs. The fiscal 1999 and 2000 borrowings were primarily draws under the Revolving Facility for short-term capital needs.

    The Company repaid approximately $438.6 million, $156.0 million and $110.3 million of debt and capital lease obligations during fiscal 1998, 1999 and 2000, respectively. The fiscal 1998 repayments related primarily to the extinguishment of the Magellan Outstanding Notes as part of the Merit acquisition. The fiscal 1999 and 2000 payments were for Term Loan Facility principal amortization and required Term Loan Facility principal payments primarily related to the sale of the European Hospitals and the TPG investment.

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the quarter ended December 31, 1999, for a total price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See
Note 7--"Redeemable Preferred Stock" to the Company's audited historical consolidated financial statements set forth elsewhere herein.

    On November 1, 1996, the Company announced that its board of directors had approved the repurchase of an additional 3.0 million shares of common stock from time to time subject to the terms of the Company's then current credit agreements. During fiscal 1998, the Company repurchased approximately
0.7 million shares of its common stock for approximately $14.4 million.

    As of September 30, 2000, the Company had approximately $90.4 million of availability under the Revolving Facility, excluding approximately
$29.6 million of availability reserved for certain letters of credit. The Company believes it was in compliance with all debt covenants as of September 30, 2000.

OUTLOOK--LIQUIDITY AND CAPITAL RESOURCES

    DEBT SERVICE OBLIGATIONS.  The interest payments on the Company's
$625.0 million 9% Series A Senior Subordinated Notes due 2008 and interest and principal payments on indebtedness outstanding pursuant to the Company's
$700.0 million Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. As of September 30, 2000, borrowings pursuant to the Credit Agreement included $436.6 million under the Term Loan Facility and up to $150.0 million under the Revolving Facility. The Company had $30.0 million of borrowings and $29.6 million of letters of credit outstanding under the Revolving Facility at September 30, 2000. As of September 30, 2000, the Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

                                                                 REMAINING
FISCAL YEAR                                                   PRINCIPAL AMOUNT
-----------                                                   ----------------
2001........................................................       $ 34.1
2002........................................................         43.3
2003........................................................         80.7
2004........................................................        167.3
2005........................................................        115.6
2006........................................................         25.6
2007........................................................           --
2008........................................................       $625.0

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004.

    POTENTIAL PURCHASE PRICE ADJUSTMENTS. In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company may be obligated to make contingent payments under two separate calculations, which are primarily based upon membership levels during the contract year (as defined) and are calculated at the end of the contractual year. "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

    The Company paid $60.0 million to Aetna for both the Contract Years ended December 31, 1998 and 1999. Also, based upon the most recent membership enrollment data related to the Contract Year to end December 31, 2000 ("Contract Year 3"), the Company believes beyond a reasonable doubt that it will be required to make the full $60.0 million payment related to Contract Year 3 and, therefore, the amount is included in goodwill and other intangible assets at September 30, 2000. The Company recorded $120.0 million of goodwill and other intangible assets related to the purchase of HAI during fiscal 1999 related to Contract Years 1 and 2. The Contract Year 3 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's consolidated balance sheet as of September 30, 2000. The Company intends to borrow under the Revolving Facility, if necessary, to meet this obligation, which is expected to be paid during the second quarter of fiscal 2001.

    By virtue of acquiring Merit, the Company may be required to make certain payments to the former shareholders of CMG Health, Inc. ("CMG"), a managed behavioral healthcare company that was acquired by Merit, in September, 1997. Such contingent payments are subject to an aggregate maximum of $23.5 million. The Company has initiated legal proceedings against certain former owners of CMG with respect to representations made by such former owners in conjunction with Merit's acquisition of CMG. Whether any contingent payments will be made to the former shareholders of CMG and the amount and timing of contingent payments, if any, may be subject to the outcome of these proceedings.

    REVOLVING FACILITY AND LIQUIDITY. The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At September 30, 2000, the Company had approximately $90.4 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $34.0 million for capital expenditures in fiscal 2001. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, will be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI and CMG, and other investing and financing activities over the next year. The Company expects to have significant liquidity needs during the second fiscal quarter of fiscal 2001 including, but not limited to, (i) semi-annual interest payments on the Notes of $28.1 million and
(ii) contingent consideration payable to Aetna of $60.0 million. The Company expects its borrowing capacity under the Revolving Facility to decline to approximately $25.0 million to $35.0 million by March 31, 2001 subject to, among other things: (i) the timing and amount of contingent consideration paid related to HAI and CMG (if any), (ii) operating and cash flow performance of the Company in fiscal 2001 and (iii) capital resources needed to pursue certain new risk-based managed care business. If the Company's estimate of its borrowing capacity under the Revolving Facility is projected to fall below the levels described above, management intends to delay or forego certain investing activities, including capital expenditures and acquisitions, and possibly forego certain new business opportunities. The Company's future operating performance and ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business, legal, regulatory and other factors, many of which are beyond the Company's control.

    RESTRICTIVE FINANCING COVENANTS. The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the Indenture limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to: dispose of assets; repay other indebtedness; amend other debt instruments (including the Indenture); pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; redeem or repurchase common stock; and make acquisitions.

    STRATEGIC ALTERNATIVES TO REDUCE LONG-TERM DEBT AND IMPROVE LIQUIDITY. The Company's sale of the European Hospitals in April 1999 was one of the steps in the Company's exit from the healthcare provider and healthcare franchising businesses in order to reduce long-term debt and improve liquidity. The Company is currently involved in discussions with various parties to divest certain other non-core businesses. This may include the sale of Mentor, if the Company can negotiate terms that it deems to be acceptable. There can be no assurance that the Company will be able to divest any businesses or that the divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.

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

    NET OPERATING LOSS CARRYFORWARDS. During fiscal 2000, the Company reached an agreement (the "Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately
$162 million of deductions related primarily to interest expense in fiscal 1992. Under the Agreement, the Company will pay approximately $1 million in taxes and interest to the IRS to resolve the assessment relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the Agreement the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate in the current year. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years the Company's federal income tax net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (FAS No. 133) was issued. FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company will be required to implement FAS No. 133 for all fiscal quarters for the fiscal year beginning October 1, 2000. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

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

    In general, ARB 51/FAS 94 requires consolidation of all majority-owned subsidiaries except those for which control is temporary or does not rest with the majority owner. Under the ARB 51/FAS 94 approach, instances of control not resting with the majority owner were generally regarded to arise from such events as the legal reorganization or bankruptcy of the majority-owned subsidiary. EITF 96-16 expands the definition of instances in which control does not rest with the majority owner to include those where significant approval or veto rights, other than those which are merely protective of the minority shareholder's interest, are held by the minority shareholder or shareholders ("Substantive Participating Rights"). Substantive Participating Rights include, but are not limited to: (i) selecting, terminating and setting the compensation of management responsible for implementing the majority-owned subsidiary's policies and procedures; and (ii) establishing operating and capital decisions of the majority-owned subsidiary, including budgets, in the ordinary course of business.

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

                                                              OCTOBER 1,
                                                                 1998
                                                              ----------
Increase (decrease) in:
    Cash and cash equivalents...............................   $(21,092)
    Other current assets....................................     (9,538)
    Long-term assets........................................    (30,049)
    Investment in unconsolidated subsidiaries...............     26,498
                                                               --------
        Total Assets........................................   $(34,181)
                                                               ========
    Current liabilities.....................................   $(10,381)
    Minority interest.......................................    (23,800)
                                                               --------
        Total Liablities....................................   $(34,181)
                                                               ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement. See "Cautionary Statements--Leverage and Debt Service Obligations," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Results of Operations" and "Outlook--Liquidity and Capital Resources" and
Note 5-"Long-Term Debt, Capital Lease Obligations and Operating Leases" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT:

1. FINANCIAL STATEMENTS

    Information with respect to this item is contained on Pages F-1 to F-44 of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULE

    Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

3. EXHIBITS

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
           2(a)         Master Service Agreement, dated August 5, 1997, between the
                        Company, Aetna U.S. Healthcare, Inc. and Human Affairs
                        International, Incorporated, which was filed as Exhibit 2(b)
                        to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by
                        reference.

           2(b)         First Amendment to Master Services Agreement, dated December
                        4, 1997, between the Company, Aetna U.S. Healthcare, Inc.
                        and Human Affairs International, Incorporated, which was
                        filed as Exhibit 2(d) to the Company's current report on
                        Form 8-K, which was filed on December 17, 1997, and is
                        incorporated herein by reference.

           2(c)         Asset Purchase Agreement, dated October 16, 1997, among the
                        Company; Allied Health Group, Inc.; Gut Management, Inc.;
                        Sky Management Co,; Florida Specialty Network, LTD; Surgical
                        Associates of South Florida, Inc.; Surginet, Inc.; Jacob
                        Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D.,
                        which was filed as Exhibit 2(e) to the Company's Quarterly
                        Report on Form 10-Q for the quarterly period ended December
                        31, 1997, and is incorporated herein by reference.

           2(d)         First Amendment to Asset Purchase Agreement, dated December
                        5, 1997, among the Company; Allied Health Group, Inc.; Gut
                        Management, Inc.; Sky Management Co.; Florida Specialty
                        Network, LTD; Surgical Associates of South Florida, Inc.;
                        Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and
                        Lawrence Schimmel, M.D., which was filed as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended December 31, 1997, and is
                        incorporated herein by reference.

           2(e)         Second Amendment to Asset Purchase Agreement, dated November
                        18, 1998, among the Company; Allied Health Group, Inc.; Gut
                        Management, Inc.; Sky Management Co.; Florida Specialty
                        Network, LTD; Surgical Associates of South Florida, Inc.;
                        Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and
                        Lawrence Schimmel, M.D., which was filed as Exhibit 2(m) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and is incorporated herein by
                        reference.

           2(f)         Third Amendment to Asset Purchase agreement, dated December
                        31, 1998, among the Company; Allied Health Group, Inc.; Gut
                        Management, Inc.; Sky Management Co.; Florida Specialty
                        Network, LTD; Surgical Associates of South Florida, Inc.;
                        Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D.; and
                        Lawrence Schimmel, M.D., which was filed as Exhibit 2(b) to the Company's Quarterly on Form 10-Q for the quarterly
                        period ended December 31, 1998 and is incorporated herein by reference.

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

           2(h)         Share Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical International, S.A., Inc. (a
                        wholly owned subsidiary of the Company), Investment AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of
                        Investment AB Bure), filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on April 12,
                        1999, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
           2(i)         Stock Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical International S.A., Inc. (a
                        wholly owned subsidiary of the Company), Investment AB Bure and Grodrunden 515 AB (a wholly owned subsidiary of
                        Investment AB Bure), filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on April 12,
                        1999, and is incorporated herein by reference.

           2(j)         First Amendment to Share Purchase Agreement, dated April 8,
                        1999, by and among the Company, Charter Medical
                        International S.A., Inc. (a wholly owned subsidiary of the
                        Company), Investment AB Bure, and CMEL Holding Limited (a
                        wholly owned subsidiary of Investment AB Bure), filed as
                        Exhibit 2(c) to the Company's current report on Form 8-K,
                        which was filed on April 12, 1999, and is incorporated
                        herein by reference.

           2(k)         First Amendment to Stock Purchase Agreement, dated April 8,
                        1999, among the Company, Charter Medical International S.A.,
                        Inc. (a wholly owned subsidiary of the Company), Investment
                        AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(d) to the
                        Company's current report on Form 8-K, which was filed on
                        April 12, 1999, and is incorporated herein by reference.

           2(l)         Letter Agreement dated August 10, 1999 by and among the
                        Company, Charter Behavioral Health Systems, LLC, Crescent
                        Real Estate Equities Limited Partnership and Crescent
                        Operating, Inc., which was filed as Exhibit 2(a) to the
                        Company's current report on Form 8-K, which was filed on
                        September 24, 1999 and is incorporated herein by reference.

           3(a)         Restated Certificate of Incorporation of the Company, as
                        filed in Delaware on October 16, 1992, which was filed as
                        Exhibit 3(a) to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1992, and is incorporated
                        herein by reference.

           3(b) Bylaws of the Company, which were filed as Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended September 30, 1999 and are incorporated herein by reference.

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

           4(a)         Stock and Warrant Purchase Agreement, dated December 22,
                        1995, between the Company and Richard E. Rainwater, which
                        was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31,
                        1995, and is incorporated herein by reference.

           4(b)         Amendment No. 1 to Stock and Warrant Purchase Agreement,
                        dated January 25, 1996, between the Company and
                        Rainwater-Magellan Holdings, L.P., which was filed as
                        Exhibit 4.7 to the Company's Registration Statement on Form
                        S-3 dated February 26, 1996, and is incorporated herein by reference.

           4(c)         Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited
                        Partnership which was filed as Exhibit 4(a) to the Company's current report on Form 8-K, which was filed on April 23,
                        1997, and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
           4(d)         Amendment No. 1, dated June 17, 1997, to the Warrant
                        Purchase Agreement, dated January 29, 1997, between the
                        Company and Crescent Real Estate Equities Limited
                        Partnership, which was filed as Exhibit 4(b) to the
                        Company's current report on Form 8-K, which was filed on
                        June 30, 1997, and is incorporated herein by reference.

           4(e)         Indenture, dated as of February 12, 1998, between the
                        Company and Marine Midland Bank, as trustee, relating to the
                        9% Senior Subordinated Notes due February 15, 2008 of the
                        Company, which was filed as Exhibit 4(a) to the Company's
                        Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.

           4(f)         Purchase Agreement, dated February 5, 1998, between the
                        Company and Chase Securities Inc., which was filed as
                        Exhibit 4(b) to the Company's Current Report on Form 8-K,
                        which was filed April 3, 1998, and is incorporated herein by reference.

           4(g)         Exchange and Registration Rights Agreement, dated February
                        12, 1998, between the Company and Chase Securities Inc.,
                        which was filed as Exhibit 4(c) to the Company's Current
                        Report on Form 8-K, which was filed on April 3, 1998, and is incorporated herein by reference.

           4(h)         Credit Agreement, dated February 12, 1998, among the
                        Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(d) to the Company's
                        Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.

           4(i)         Amendment No. 1, dated as of September 30, 1998, to the
                        Credit Agreement, dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(e) to the Company's
                        Registration Statement Form S-4 (no. 333-49335), which was filed on October 5, 1998, and is incorporated herein by reference.

           4(j)         Amendment No. 2, dated as of April 30, 1999, to the Credit
                        Agreement dated as of February 12, 1998, among the Company certain of the Company's subsidiaries listed therein and the
                        Chase Manhattan Bank, as administrative agent which was
                        filed as Exhibit 4(a) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended June 30, 1999 and is incorporated herein by reference.

           4(k)         Amendment No. 3, dated as of July 29, 1999, to the Credit
                        Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(n) to the
                        Company's Annual Report on Form 10-K for the year ended
                        September 30, 1999 and is incorporated herein by reference.

           4(l)         Amendment No. 4, dated as of September 8, 1999, to the
                        Credit Agreement dated as of February 12, 1998, among the
                        Company's subsidiaries listed therein and the Chase
                        Manhattan Bank, as administrative agent, which was filed as
                        Exhibit 4(o) to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999 and is incorporated herein by reference..

           4(m)         Amendment No. 5, dated as of January 12, 2000, to the Credit
                        Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the
                        Chase Manhattan Bank, as adminitrative agent, which was
                        filed as Exhibit 4(a) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended December 31, 1999 and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
           4(n)         Registration Rights Agreement, dated as of July 19, 1999,
                        between the Company and TPG Magellan LLC, filed as Exhibit
                        4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by
                        reference.

           4(o)         Amended and Restated Investment Agreement, dated December
                        14, 1999, between the Company and TPG Magellan LLC together with the following exhibits: (i) form of Certificate of
                        Designations of Series A Cumulative Convertible Preferred
                        Stock; (ii) form of Certificate of Designation of Series B
                        Cumulative Convertible Preferred Stock; (iii) form of
                        Certificate of Designations of Series C Junior Participating
                        Preferred Stock, which was filed as Exhibit 4(r) to the
                        Company's Annual Report on Form 10-K for the year ended
                        September 30, 1999 and is incorporated herein by reference.

           4(p)         Amendment Number One to Registration Rights Agreement, dated as of October 15, 1999, between the Company and TPG Magellan
                        LLC, which was filed as Exhibit 4(d) to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        December 31, 1999 and is incorporated herein by reference.

           4(q)         Amendment No. 6, dated as of August 10, 2000, to the Credit
                        Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the
                        Chase Manhattan Bank, as administrative agent, which was
                        filed as Exhibit 4(a) to the Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended June 30, 2000 and is incorporated herein by reference.

          +4(r)         Amendment No. 7, dated as of September 19, 2000, to the
                        Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.

          +4(s)         Amendment No. 8, dated as of November 21, 2000, to the
                        Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.

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

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

         *10(o)         Written description of the Green Spring Health Services,
                        Inc. Annual Incentive Plan for the period ended September
                        30, 1998, which was filed as Exhibit 10(s) to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1998 and is incorporated herein by reference.

         *10(p)         Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit
                        10(a) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1999 and is incorporated
                        herein by reference.

         *10(q)         Magellan Behavioral Health Short-Term Incentive Plan for the
                        fiscal year ended September 30, 1999, which was filed as
                        Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended March 31, 1999 and is
                        incorporated herein by reference.

         *10(r)         Letter Agreement, dated March 2, 1999, between the Company and Clifford W. Donnelly, Executive Vice President of the
                        Company, which was filed as Exhibit 4(a) to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        December 31, 1999 and is incorporated herein by reference.

         *10(s)         Letter Agreement, dated June 4, 1999, between the Company
                        and Mark S. Demilio, Executive Vice President of the
                        Company, which was filed as Exhibit 4(a) to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        December 31, 1999 and is incorporated herein by reference.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
          10(t)         Warrant Purchase Agreement, dated June 16, 1997, between the
                        Company and Crescent Operating, Inc., which was filed as
                        Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

         *10(u)         1998 Stock Option Plan of the Company which was filed as
                        Exhibit (ay) to the Company's Registration Statement on Form
                        S-4, which was filed on April 3, 1998, and is incorporated herein by reference.

         *10(v)         Employment Agreement, dated December 9, 1998, between
                        Magellan Behavioral Health, Inc. and John Wider, President
                        and Chief Operating Officer of Magellan Behavioral Health,
                        Inc., which was filed as Exhibit 10 to the Company's Form
                        10-Q for the quarterly period ended December 31, 1998 and is incorporated herein by reference.

         *10(w)         Employment Agreement, dated February 11, 1999, between the
                        Company and Clarissa C. Marques, Ph.D., Executive Vice
                        President of the Company, which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.

         *10(x)         Employment Agreement, dated June 25, 1998, between the
                        Company and Henry T. Harbin, M.D., President, Chief
                        Executive Officer of the Company, which was filed as exhibit
                        10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated
                        herein by reference.

          10(y)         Offer to Purchase and Consent Solicitation Statement, dated
                        January 12, 1998, by the Company for all of its 11 1/4%
                        Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the Company's Registration Statement on
                        Form S-4, which was filed on April 3, 1998, and is
                        incorporated herein by reference.

          10(z)         Offer to Purchase and Consent Solicitation Statement, dated
                        January 12, 1998, by Merit Behavioral Care Corporation for
                        all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit 10(ad) to the Company's Registration
                        Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.

         10(aa)         Agreement and Plan of Merger by and among Merit Behavioral
                        Care Corporation, Merit Merger Corp., and CMG Health, Inc.
                        dated as of July 14, 1997, which was filed as Exhibit 10(ah)
                        to the Company's Annual Report on Form 10-K for the year
                        ended September 30, 1998 and is incorporated herein by
                        reference.

         10(ab)         Stock purchase Agreement, dated as of Januiary 28, 2000, by and among Magellan Health Services, Inc.; Allied Specialty
                        Care Services, Inc. and Vivra Holdings, Inc., which was
                        filed as Exhibit 2 to the Company's Quarterly Report on Form
                        10-Q for the quarterly period ended March 31, 2000 and is
                        incorporated herein by reference.

         10(ac)         Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 2000, which was filed as Exhibit
                        10(a) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 2000 and is incorporated
                        herein by reference.

         10(ad)         Magellan Behavioral Health Short-Term Incentive Plan for the
                        fiscal year ended September 30, 2000, which was filed as
                        Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended March 31, 2000 and is
                        incorporated herein by reference.

        +10(ae)         Magellan Health Services, Inc.--2000 Employee Stock Purchase
                        Plan.

        +10(af)         Magellan Health Services, Inc.--2000 Long-Term Incentive
                        Compensation Plan.

           +21          List of subsidiaries of the Company.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
           +23          Consent of Arthur Andersen LLP.

           +27          Financial Data Schedule

------------------------

*   Constitutes a management contract or compensatory plan arrangement.

+   Filed herewith.

(B) REPORTS ON FORM 8-K:

    None

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(D) FINANCIAL STATEMENTS AND SCHEDULES REQUIRED BY REGULATION S-X ITEM 14(D):

    (1) The audited consolidated financial statements of Choice Behavioral Health Partnership ("Choice"), which has a fiscal year end of December 31, 2000, will be filed in an amendment to this Form 10-K no later than March 31, 2001.

    (2) Not applicable.

    (3) Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

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

                                                 MAGELLAN HEALTH SERVICES, INC.
                                                 (Registrant)

Date: December 26, 2000
                                                 ----------------------------------------------------
                                                                    Mark S. Demilio
                                                      Executive Vice President, Finance and Legal

Date: December 26, 2000
                                                 ----------------------------------------------------
                                                                 Thomas C. Hofmeister
                                                  Senior Vice President and Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
     -------------------------------------------       President, Chief Executive   December 26, 2000
                   Henry T. Harbin                       Officer And Director

     -------------------------------------------       Director                     December 26, 2000
                   David Bonderman

     -------------------------------------------       Director                     December 26, 2000
                 Jonathan J. Coslet

     -------------------------------------------       Director                     December 26, 2000
                 G. Fred DiBona, Jr.

     -------------------------------------------       Director                     December 26, 2000
                Andre C. Dimitriadis

     -------------------------------------------       Director                     December 26, 2000
                  A.D. Frazier, Jr.

     -------------------------------------------       Director                     December 26, 2000
                  Gerald L. McManis

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
     -------------------------------------------       Chief Operating Officer and  December 26, 2000
                  Daniel S. Messina                      Director

     -------------------------------------------       Chairman of the Board of     December 26, 2000
                  Robert W. Miller                       Directors

     -------------------------------------------       Director                     December 26, 2000
                   Darla D. Moore

     -------------------------------------------       Director                     December 26, 2000
                Jeffrey A. Sonnenfeld

     -------------------------------------------       Director                     December 26, 2000
                  James B. Williams

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

    The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                PAGE
                                                              --------
MAGELLAN HEALTH SERVICES, INC.
  Audited Consolidated Financial Statements
    Report of independent public accountants................    F-2
    Consolidated balance sheets as of September 30, 1999 and
     2000...................................................    F-3
    Consolidated statements of operations for the fiscal
     years ended September 30, 1998, 1999 and 2000..........    F-4
    Consolidated statements of changes in stockholders'
     equity for the fiscal years ended September 30, 1998,
     1999 and 2000..........................................    F-5
    Consolidated statements of cash flows for the fiscal
     years ended September 30, 1998, 1999 and 2000..........    F-6
    Notes to consolidated financial statements..............    F-7

    The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

                                                                PAGE
                                                              --------
    Schedule II -- Valuation and qualifying accounts........    S-1

    Financial statements in response to Item 14(d)(1):

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

    The audited consolidated financial statements of Choice Behavioral Health Partnership ("Choice"), which has a fiscal year end of December 31, 2000, will be filed in an amendment to this Form 10-K no later than March 31, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Magellan Health Services, Inc:

    We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health
Services, Inc. and subsidiaries as of September 30, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

Baltimore, Maryland
December 11, 2000

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                  1999          2000
                                                              ------------   ----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   37,440    $   41,628
  Accounts receivable, less allowance for doubtful accounts
    of $28,437 at September 30, 1999 and $11,592 at
    September 30, 2000......................................      198,646       137,224
  Restricted cash and investments...........................      116,824       117,723
  Refundable income taxes...................................        3,452         4,416
  Other current assets......................................       18,565        18,662
                                                               ----------    ----------
      Total Current Assets..................................      374,927       319,653
Property and equipment, net.................................      120,667       112,612
Deferred income taxes.......................................       91,657       121,782
Investments in unconsolidated subsidiaries..................       18,396        12,746
Other long-term assets......................................        9,599        10,235
Goodwill, net of accumulated amortization of $60,869 at
  September 30, 1999 and $81,286 at September 30, 2000......    1,108,086     1,074,753
Other intangible assets, net of accumulated amortization of
  $26,457 at September 30, 1999 and $40,789 at September 30,
  2000......................................................      158,283       152,006
                                                               ----------    ----------
                                                               $1,881,615    $1,803,787
                                                               ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $   44,425    $   40,687
  Accrued liabilities.......................................      209,796       175,698
  Medical claims payable....................................      189,928       219,375
  Current maturities of long-term debt and capital lease
    obligations.............................................       30,119        34,119
                                                               ----------    ----------
      Total Current Liabilities.............................      474,268       469,879
                                                               ----------    ----------
Long-term debt and capital lease obligations................    1,114,189     1,063,928
                                                               ----------    ----------
Deferred credits and other long-term liabilities............       92,948        83,226
                                                               ----------    ----------
Minority interest...........................................        3,514           456
                                                               ----------    ----------

Commitments and Contingencies

Redeemable Preferred Stock..................................           --        57,834
                                                               ----------    ----------
Stockholders' Equity:
  Preferred stock, without par value
    Authorized -- 10,000 shares at September 30, 1999 and
     9,793 shares at September 30, 2000
    Issued and outstanding -- none..........................           --            --
  Common stock, par value $.25 per share
    Authorized -- 80,000 shares
    Issued and outstanding -- 34,268 shares at September 30,
     1999 and 34,936 shares at September 30, 2000...........        8,566         8,733
  Other Stockholders' Equity:
    Additional paid-in capital..............................      352,030       349,541
    Accumulated deficit.....................................     (144,550)     (210,358)
    Warrants outstanding....................................       25,050        25,050
    Common stock in treasury, 2,289 shares at September 30,
     1999 and September 30, 2000............................      (44,309)      (44,309)
    Cumulative foreign currency adjustments included in
     other comprehensive income.............................          (91)         (193)
                                                               ----------    ----------
      Total Stockholders' Equity............................      196,696       128,464
                                                               ----------    ----------
                                                               $1,881,615    $1,803,787
                                                               ==========    ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                 1998         1999         2000
                                                              ----------   ----------   ----------
Net revenue.................................................  $1,167,274   $1,674,479   $1,873,554
                                                              ----------   ----------   ----------
Costs and expenses:
  Salaries, cost of care and other operating expenses.......   1,043,251    1,468,879    1,652,582
  Equity in earnings of unconsolidated subsidiaries.........     (12,795)     (20,442)      (9,792)
  Depreciation and amortization.............................      46,898       68,921       75,413
  Interest, net.............................................      76,505       93,752       97,286
  Stock option expense (credit).............................      (5,623)          18           --
  Managed care integration costs............................      16,962        6,238           --
  Special charges...........................................          --        4,441       25,398
                                                              ----------   ----------   ----------
                                                               1,165,198    1,621,807    1,840,887
                                                              ----------   ----------   ----------
Income from continuing operations before income taxes,
  minority interest and extraordinary items.................       2,076       52,672       32,667
Provision for income taxes..................................       5,238       28,256       15,478
                                                              ----------   ----------   ----------
Income (loss) from continuing operations before minority
  interest and extraordinary items..........................      (3,162)      24,416       17,189
Minority interest...........................................       4,094          630          114
                                                              ----------   ----------   ----------
Income (loss) from continuing operations before
  extraordinary items.......................................      (7,256)      23,786       17,075
                                                              ----------   ----------   ----------
Discontinued operations:
  Income (loss) from discontinued operations (1)............      20,988       28,325      (65,221)
  Loss on disposal of discontinued operations, net of income
    tax benefit of $31,616 in 1999 and $9,224 in 2000.......          --      (47,423)     (17,662)
                                                              ----------   ----------   ----------
                                                                  20,988      (19,098)     (82,883)
                                                              ----------   ----------   ----------
Income (loss) before extraordinary items....................      13,732        4,688      (65,808)
Extraordinary items -- net losses on early extinguishments
  of debt (net of income tax benefit of $22,010 in 1998)....     (33,015)          --           --
                                                              ----------   ----------   ----------
Net income (loss)...........................................     (19,283)       4,688      (65,808)
Preferred dividend requirement and amortization of
  redeemable preferred stock issuance costs.................          --           --        3,802
                                                              ----------   ----------   ----------
Income (loss) available to common stockholders..............     (19,283)       4,688      (69,610)
Other comprehensive income (loss)...........................         675        1,106         (102)
                                                              ----------   ----------   ----------
Comprehensive income (loss).................................  $  (18,608)  $    5,794   $  (69,712)
                                                              ==========   ==========   ==========
Weighted average number of common shares outstanding --
  basic.....................................................      30,784       31,758       32,144
                                                              ==========   ==========   ==========
Weighted average number of common shares outstanding --
  diluted...................................................      30,784       31,916       32,386
                                                              ==========   ==========   ==========
Income (loss) per common share available to common
  stockholders -- basic:
  Income (loss) from continuing operations before
    extraordinary items.....................................  $    (0.24)  $     0.75   $     0.41
                                                              ==========   ==========   ==========
  Income (loss) from discontinued operations................  $     0.68   $    (0.60)  $    (2.58)
                                                              ==========   ==========   ==========
  Extraordinary losses on early extinguishments of debt.....  $    (1.07)  $       --   $       --
                                                              ==========   ==========   ==========
Net income (loss)...........................................  $    (0.63)  $     0.15   $    (2.17)
                                                              ==========   ==========   ==========
Income (loss) per common share available to common
  stockholders -- diluted:
  Income (loss) from continuing operations before
    extraordinary items.....................................  $    (0.24)  $     0.75   $     0.41
                                                              ==========   ==========   ==========
  Income (loss) from discontinued operations................  $     0.68   $    (0.60)  $    (2.56)
                                                              ==========   ==========   ==========
  Extraordinary losses on early extinguishments of debt.....  $    (1.07)  $       --   $       --
                                                              ==========   ==========   ==========
Net income (loss)...........................................  $    (0.63)  $     0.15   $    (2.15)
                                                              ==========   ==========   ==========

------------------------------
(1) Net of income tax provision (benefit) of $13,687, $19,763 and (34,059) for fiscal 1998, 1999 and 2000, respectively.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Common Stock:
  Balance, beginning of period..............................  $   8,361   $   8,476   $   8,566
  Exercise of options.......................................        115          90         167
                                                              ---------   ---------   ---------
  Balance, end of period....................................      8,476       8,566       8,733
                                                              ---------   ---------   ---------
Additional paid-in capital:
  Balance, beginning of period..............................    340,645     349,651     352,030
  Stock option expense (credit).............................     (5,623)         18          --
  Exercise of options and warrants..........................      3,867       2,542       1,313
  Preferred dividend requirement and amortization of
    redeemable preferred stock issuance cost................         --          --      (3,802)
  Green Spring Minority Stockholder Conversion..............     10,722          --          --
  Other.....................................................         40        (181)         --
                                                              ---------   ---------   ---------
  Balance, end of period....................................    349,651     352,030     349,541
                                                              ---------   ---------   ---------
Accumulated deficit:
  Balance, beginning of period..............................   (129,955)   (149,238)   (144,550)
  Net income (loss).........................................    (19,283)      4,688     (65,808)
                                                              ---------   ---------   ---------
  Balance, end of period....................................   (149,238)   (144,550)   (210,358)
                                                              ---------   ---------   ---------
Warrants outstanding:
  Balance, beginning and end of period......................     25,050      25,050      25,050
                                                              ---------   ---------   ---------
Common stock in treasury:
  Balance, beginning of period..............................    (82,731)    (44,309)    (44,309)
  Purchases of treasury stock...............................    (14,352)         --          --
  Green Spring Minority Stockholder Conversion..............     52,774          --          --
                                                              ---------   ---------   ---------
  Balance, end of period....................................    (44,309)    (44,309)    (44,309)
                                                              ---------   ---------   ---------
Cumulative foreign currency adjustments included in other
  comprehensive income:
  Balance, beginning of period..............................     (1,872)     (1,197)        (91)
Components of other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss) (net
    of reclassification adjustment related to sale of
    European Hospitals of $1,678 in 1999)...................      1,125        (230)       (171)
  Sale of European Hospitals................................         --       2,074          --
                                                              ---------   ---------   ---------
                                                                  1,125       1,844        (171)
  Provision for (benefit from) income taxes.................        450         738         (69)
                                                              ---------   ---------   ---------
  Other comprehensive income (loss).........................        675       1,106        (102)
                                                              ---------   ---------   ---------
  Balance, end of period....................................     (1,197)        (91)       (193)
                                                              ---------   ---------   ---------
Total Stockholders' Equity..................................  $ 188,433   $ 196,696   $ 128,464
                                                              =========   =========   =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                  MAGELLAN HEALTH SERVICES, INC. SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                 1998        1999       2000
                                                              ----------   --------   --------
Cash Flows From Operating Activities
Net income (loss)...........................................  $  (19,283)  $  4,688   $(65,808)
                                                              ----------   --------   --------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Gain on sale of assets..................................      (3,001)   (23,623)    (2,442)
    Loss on CBHS Transactions...............................          --     79,039         --
    Depreciation and amortization...........................      49,264     73,531     79,244
    Impairment of long-lived assets.........................       2,507         --     91,015
    Other non-cash portion of special charges and
     discontinued operations................................      37,499       (422)
    Equity in earnings of unconsolidated subsidiaries.......     (12,795)   (20,442)    (9,792)
    Stock option expense (credit)...........................      (5,623)        18         --
    Non-cash interest expense...............................       2,935      3,843      4,376
    Extraordinary losses on early extinguishments of debt...      55,025         --         --
Cash flows from changes in assets and liabilities, net of
  effects from sales and acquisitions of businesses:
    Accounts receivable, net................................      (1,585)   (21,321)    63,057
    Restricted cash and investments.........................     (21,782)   (22,130)      (899)
    Other assets............................................       1,945      8,759     (8,246)
    Accounts payable and accrued liabilities................     (50,082)   (20,842)   (42,960)
    Medical claims payable..................................       6,358    (22,202)    19,767
    Income taxes payable and deferred income taxes..........     (14,489)    14,143    (31,089)
    Reserve for unpaid claims...............................     (19,177)   (30,196)       (78)
    Other liabilities.......................................      (9,290)    17,224     (8,361)
    Minority interest, net of dividends paid................        (929)     3,142     (1,010)
    Other...................................................      (1,701)    (1,333)      (102)
                                                              ----------   --------   --------
    Total adjustments.......................................      15,079     37,188    152,480
                                                              ----------   --------   --------
      Net cash provided by (used in) operating activities...      (4,204)    41,876     86,672
                                                              ----------   --------   --------
Cash Flows From Investing Activities:
    Capital expenditures....................................     (44,213)   (48,119)   (36,924)
    Acquisitions and investments in businesses, net of cash
     acquired...............................................  (1,046,436)   (69,457)   (68,597)
    Conversion of joint ventures from consolidation to
     equity method..........................................          --    (21,092)        --
    Distributions received from unconsolidated
     subsidiaries...........................................      11,441     21,970     14,324
    Decrease in assets restricted for settlement of unpaid
     claims and other long-term liabilities.................      51,006     42,570       (214)
    Proceeds from sale of assets............................      11,875     54,196      3,300
                                                              ----------   --------   --------
      Net cash used in investing activities.................  (1,016,327)   (19,932)   (88,111)
                                                              ----------   --------   --------
Cash Flows From Financing Activities:
    Payments on debt and capital lease obligations..........    (438,633)  (156,004)  (110,260)
    Proceeds from issuance of debt, net of issuance costs...   1,188,706     76,818     59,642
    Proceeds from issuance of redeemable preferred stock,
     net of issuance costs..................................          --         --     54,765
    Proceeds from exercise of stock options and warrants....       3,982      2,632      1,480
    Purchases of treasury stock.............................     (14,352)        --         --
                                                              ----------   --------   --------
      Net cash provided by (used in) financing activities...     739,703    (76,554)     5,627
                                                              ----------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (280,828)   (54,610)     4,188
Cash and cash equivalents at beginning of period............     372,878     92,050     37,440
                                                              ----------   --------   --------
Cash and cash equivalents at end of period..................  $   92,050   $ 37,440   $ 41,628
                                                              ==========   ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company conducts business in two business segments, the behavioral managed healthcare business segment and the human services business segment. These segments are described in further detail in Note 14, "Business Segment Information."

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprise the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. The results of operations of the healthcare provider, healthcare franchising and specialty managed healthcare business segments have been reported in the accompanying financial statements as discontinued operations for all periods presented. In reporting the specialty managed healthcare segment as discontinued operations, the Company has followed the provisions of Emerging Issues Task Force No. 95-18 ("EITF 95-18"), "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements."

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    MANAGED CARE REVENUE

    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members and as earned and estimable for performance-based revenues. Deferred revenue is recorded when premium payments are received in advance of the applicable coverage period.

    ADVERTISING COSTS

    The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which are expensed as incurred, and printed media services. Advertising expense for continuing operations was approximately $2.4 million, $2.1 million and $2.9 million for the fiscal years ended
September 30, 1998, 1999 and 2000, respectively. Advertising expense for discontinued operations was approximately $2.5 million, $0.5 million and $0.1 million for the years ended September 30, 1998, 1999, and 2000, respectively.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTEREST, NET

    The Company records interest expense net of interest income. Interest income for the fiscal years ended September 30, 1998, 1999, and 2000 was approximately $10.8 million, $10.4 million and $9.4 million, respectively.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

    RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments at September 30, 1999 and 2000 include approximately $116.8 million and $117.7 million, respectively that is held for the payment of claims under the terms of certain behavioral managed care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.

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

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use." Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $18.6 million, $28.0 million and $34.2 million for the fiscal years ended September 30, 1998, 1999 and 2000, respectively. Depreciation expense for discontinued operations was $5.4 million, $4.3 million and $2.5 million for the fiscal years ended September 30, 1998, 1999 and 2000, respectively.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment, net, consisted of the following at September 30, 1999 and 2000 (in thousands):

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Land....................................................  $    114   $    114
Buildings and improvements..............................    12,079     13,146
Equipment...............................................   119,518    130,953
Capitalized internal-use software.......................    55,648     63,500
                                                          --------   --------
                                                           187,359    207,713
Accumulated depreciation................................   (66,692)   (95,101)
                                                          --------   --------
Property and equipment, net.............................  $120,667   $112,612
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

    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. In fiscal 2000, the Company recorded impairment losses on intangible assets and other long-lived assets of $15.8 million for continuing operations and $75.3 million for discontinued operations. See Note 3--"Discontinued Operations" and Note 10--"Managed Care Integration Costs and Special Charges".

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

                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY

    Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

    NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. See Note 6.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (FAS No. 133) was issued. FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company will be required to implement FAS No. 133 for all fiscal quarters for the fiscal year beginning October 1, 2000. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

    Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Approval or Veto Rights" ("EITF 96-16") supplements the guidance contained in AICPA Accounting Research Bulletin 51, "Consolidated Financial Statements", and in Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("ARB 51/FAS 94"), about the conditions under which the Company's consolidated financial statements should include the financial position, results of operations and cash flows of subsidiaries which are less than wholly-owned along with those of the Company's wholly-owned subsidiaries.

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

    In addition, the provisions of EITF 96-16 must be applied to majority-owned subsidiaries previously consolidated under ARB 51/FAS 94 for which the underlying agreements have not been modified in financial statements issued for years ending after December 15, 1998 (fiscal 1999 for the Company). The adoption of the provisions of EITF 96-16 on October 1, 1998, had the following effects on the Company's consolidated financial position (in thousands):

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
                                                               ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain reclassifications have been made to fiscal 1998 and 1999 amounts to conform to fiscal 2000 presentation.

2. ACQUISITIONS AND JOINT VENTURES

    ACQUISITIONS

    MERIT ACQUISITION. On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit managed behavioral healthcare programs across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. The Company accounted for the Merit acquisition using the purchase method of accounting. By virtue of acquiring Merit, the Company may be required to make certain payments to the former shareholders of CMG Health, Inc. ("CMG") a managed behavioral healthcare company that was acquired by Merit in September 1997. Such contingent payments are subject to an aggregate maximum of $23.5 million. The Company has initiated legal proceedings against certain former owners of CMG with respect to representations made by such former owners in conjunction with Merit's acquisition of CMG. Whether any contingent payments will be made to the former shareholders of CMG and the amount and timing of contingent payments, if any, may be subject to the outcome of these proceedings.

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

                               SEPTEMBER 30, 2000

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

(2) Includes principal amount of $193.7 million and accrued interest of $2.8 million.

(3) Includes principal amount of $375.0 million, tender premium of $43.4 million and accrued interest of $13.7 million.

(4) Includes principal amount of $100.0 million, tender premium of $18.8 million and accrued interest of $2.9 million.

(5) Transaction costs include, among other things, expenses associated with the debt tender offers, the Notes offering, the Merit acquisition and the Credit Agreement.

    HAI ACQUISITION. On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna, Inc. ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs, primarily through Employee Assistance Programs ("EAPs") and other behavioral managed healthcare plans. The Company may be obligated to make contingent payments totaling $60 million annually, under two separate calculations, which are primarily based upon membership levels during the contract year (as defined) and are calculated at the end of the contract year. "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001 and 2002. The Company accounted for the HAI acquisition using the purchase method of accounting.

    The Company paid $60.0 million to Aetna for both the Contract Years ended December 31, 1998 and 1999. Also, based upon the most recent membership enrollment data related to the Contract Year to end December 31, 2000 ("Contract Year 3"), the Company believes beyond a reasonable doubt that it will be required to make the full $60 million payment related to Contract Year 3 and has included this amount in

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED) goodwill. The Company recorded $120.0 million of goodwill and other intangible assets related to the purchase of HAI during fiscal 1999, related to Contract Years 1 and 2. The Contract Year 3 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's consolidated balance sheet as of September 30, 2000. The Company intends to borrow under the Revolving Facility to meet this obligation, which is expected to be paid during the second quarter of fiscal 2001.

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

    The Company accounted for the Green Spring acquisition using the purchase method of accounting. Green Spring's results of operations have been included in the Company's consolidated financial statements since the acquisition date, less minority interest through January, 1998, at which time the Company became the sole owner of Green Spring.

    The following unaudited pro forma information for the fiscal year ended September 30, 1998 has been prepared assuming the HAI acquisition, Merit acquisition and the Green Spring Minority Stockholder Conversion (as defined) were consummated on October 1, 1997. The unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained had such

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED) transactions been consummated on October 1, 1997 or which may be attained in future periods (in thousands, except per share data):

                                                              SEPTEMBER 30,
                                                                  1998
                                                              -------------
Net revenue.................................................   $1,437,572
Loss from continuing operations before extraordinary
  item(1)(2)................................................       (1,700)
Loss per common share -- basic:
  Loss from continuing operations before extraordinary
    item....................................................        (0.06)
Loss per common share -- diluted:
  Loss from continuing operations before extraordinary
    item....................................................        (0.06)

------------------------

(1) Excludes expected unrealized cost savings related to the Integration Plan (as defined) and managed care integration costs (See Note 10).

(2) Excludes the extraordinary losses on early extinguishment of debt for the year ended September 30, 1998.

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

2. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
    A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            2000
                                                              -------------   -------------
Current assets..............................................     $19,572         $19,144
Property and equipment, net.................................         228             132
                                                                 -------         -------
    Total assets............................................     $19,800         $19,276
                                                                 =======         =======
Current liabilities.........................................     $12,673         $16,212
Partners' capital...........................................       7,127           3,064
                                                                 -------         -------
    Total liabilities and partners' capital.................     $19,800         $19,276
                                                                 =======         =======
Magellan investment in Choice...............................     $ 3,563         $ 1,532
                                                                 =======         =======

                                                FOR THE 231 DAYS
                                                     ENDED         FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                      1998               1999                2000
                                                ----------------   -----------------   -----------------
Net revenue...................................      $38,676             $54,880             $56,349
Operating expenses............................       22,914              28,124              32,141
                                                    -------             -------             -------
  Net income..................................      $15,762             $26,756             $24,208
                                                    =======             =======             =======
Magellan equity income........................      $ 7,881             $13,378             $12,104
                                                    =======             =======             =======
Cash distributions from Choice................      $13,039             $13,047             $14,137
                                                    =======             =======             =======

    The Company owns a 50% interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1998, 1999 and 2000 was $5.8 million, $12.1 million and $8.1 million, respectively. The Company's equity in income (loss) of Premier for fiscal 1998, 1999 and 2000 was $(4.7) million, $6.3 million and $(4.0) million, respectively. The Company has not received a partnership distribution from Premier during fiscal year 1998, 1999 and 2000.

3. DISCONTINUED OPERATIONS

HEALTHCARE PROVIDER AND FRANCHISING SEGMENTS

    During fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities ("Crescent") for $417.2 million in cash (before costs of approximately $16.0 million) and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the ownership interest of CBHS was owned by COI.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

3. DISCONTINUED OPERATIONS (CONTINUED)

    The Company initially used approximately $200 million of the proceeds from the Crescent Transactions to reduce its long-term debt, including borrowings under its then existing credit agreement. In December 1997, the Company used the remaining proceeds from the Crescent Transactions to acquire additional managed healthcare businesses. See Note 2, "Acquisitions and Joint Ventures."

    On September 10, 1999, the Company consummated the transfer of assets and other interests pursuant to a Letter Agreement dated August 10, 1999 with Crescent, COI and CBHS that effects the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS Transactions"). The terms of the CBHS Transactions are summarized as follows:

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

    - The Company became obligated to pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date.

    - CBHS became obligated to indemnify the Company for 20% of up to the first $50 million (i.e., $10 million) for expenses, liabilities and settlements, if any, related to government investigations for events that occurred prior to June 17, 1997 (the "CBHS Indemnification"). CBHS would be required to pay the Company a maximum of $500,000 per year under the CBHS Indemnification.

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

HEALTHCARE FRANCHISING INTERESTS

    - The Company transferred its healthcare franchising interests to CBHS, which included Charter Advantage, LLC, the Charter call center operation, the Charter name and related intellectual property. The Company was released from performing any further franchise services or incurring future franchising expenses.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

3. DISCONTINUED OPERATIONS (CONTINUED)
    - The Company forgave prepaid call center management fees of approximately $2.7 million.

    - The Company forgave unpaid franchise fees of approximately $115 million.

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    The Company's original plan of disposal contemplated that the disposition of all provider joint venture interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, has closed two of the five hospital-based joint ventures and is currently negotiating to sell its interest in the remaining three joint ventures. The proceeds from these sales will be transferred to CBHS subject to all rights of offset the Company has for certain amounts due from CBHS and certain other matters related to CBHS's bankruptcy proceedings (see discussion below). The Company is attempting to resolve with CBHS the amounts due to and from CBHS, which resolution, if any, will be subject to approvals required by CBHS's bankruptcy proceedings. Accordingly, these sales and transfers are not entirely within the control of the Company. The Company anticipates resolving these matters in fiscal 2001.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. The Company has no material receivables from CBHS apart from any amount which may be owed in the future for indemnification claims under the previously described provisions of the CBHS Transactions. In connection with the bankruptcy proceedings, CBHS has indicated it believes it has claims against the Company regarding certain previous transactions. The Company believes such claims are without merit; and in the event any such claims are made, the Company will vigorously defend such claims. The Company does not believe that CBHS' bankruptcy will have a material impact on its financial position.

    SPECIALTY MANAGED HEALTHCARE SEGMENT

    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provided specialty managed care services, including risk-based products and administrative services to a variety of insurance companies and other customers. Allied's products included, among other things, claims authorization, analysis, adjudication and payment, comprising multiple clinical specialities. The Company paid approximately
$50.0 million for Allied, with cash on hand. During the quarter ended
December 31, 1998, the Company and the former owners of Allied amended the Allied purchase agreement (the "Allied Amendments"). The Allied Amendments resulted in the Company paying the former owners of Allied $4.5 million additional consideration, which was recorded as goodwill. On February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), which also provided specialty managed care services. The initial purchase price of Vivra was $10.25 million, excluding transaction costs. Allied and Vivra, as well as certain other related assets comprised the Company's specialty managed healthcare segment. The Company accounted for the Allied and Vivra acquisitions using the purchase method of accounting.

    On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprise the company's specialty managed healthcare segment. The Company intends to exit the Specialty business via sale and/or abandonment of businesses and related assets, certain of which activities had

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

3. DISCONTINUED OPERATIONS (CONTINUED)
already occurred in the normal course prior to October 4, 2000. The Company does not expect to receive significant proceeds from the sale of assets. Further, the Company is actively exiting all significant contracts entered into by Allied and Vivra. This effort is expected to be completed by September 30, 2001.

ACCOUNTING FOR DISCONTINUED OPERATIONS

    The Company has accounted for the disposal of the segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, although the company adopted its formal plan on October 4, 2000, EITF 95-18 provides that the estimated loss from disposal and segment operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statement are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million, (primarily non-cash) in the fourth quarter of fiscal 1999 and an after-tax loss of $17.7 million related to the disposal of the specialty managed healthcare segment in the fourth quarter of fiscal 2000.

    The summarized results of the discontinued operations segments are as follows (in thousands):

                                                               FISCAL YEARS ENDED SEPTEMBER 30
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
HEALTHCARE PROVIDER
Net revenue (1).............................................  $133,256    $ 74,860    $     --
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........   106,760      53,952          --
Equity in earnings of unconsolidated subsidiaries...........        --      (2,901)         --
Depreciation and amortization...............................     5,266       2,141          --
Interest income (2).........................................    (1,130)        (76)         --
Special charges (income), net...............................       135     (33,046)         --
Other expenses (3)..........................................    10,093      21,907          --
                                                              --------    --------    --------
Income (loss) from discontinued operations..................  $ 12,132    $ 32,883    $     --
                                                              ========    ========    ========
HEALTHCARE FRANCHISING
Net revenue.................................................  $ 55,625    $    563    $     --
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........     9,072       5,623          --
Equity in earnings of unconsolidated subsidiaries...........    31,878          --          --
Depreciation and amortization...............................       355         337          --
Special charges.............................................       323          --          --
Other expenses (3)..........................................     5,598      (2,159)         --
                                                              --------    --------    --------
Income (loss) from discontinued operations..................  $  8,399    $ (3,238)   $     --
                                                              ========    ========    ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

3. DISCONTINUED OPERATIONS (CONTINUED)

                                                               FISCAL YEARS ENDED SEPTEMBER 30
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
SPECIALTY MANAGED HEALTHCARE
Net revenue.................................................  $143,504    $197,157    $128,229
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........   140,375     194,747     165,505
Depreciation and amortization...............................     2,366       4,610       3,831
Special charges.............................................        --          --      58,173
Other expenses (3)..........................................       306        (880)    (34,059)
                                                              --------    --------    --------
Income (loss) from discontinued operations..................  $    457    $ (1,320)   $(65,221)
                                                              ========    ========    ========
DISCONTINUED OPERATIONS -- COMBINED
Net revenue (1).............................................  $332,385    $272,580    $128,229
                                                              --------    --------    --------
Salaries, cost of care and other operating expenses.........   256,207     254,322     165,505
Equity in (earnings) losses of unconsolidated
  subsidiaries..............................................    31,878      (2,901)         --
Depreciation and amortization...............................     7,987       7,088       3,831
Interest income (2).........................................    (1,130)        (76)         --
Special charges (income), net...............................       458     (33,046)     58,173
Other expenses (3)..........................................    15,997      18,868     (34,059)
                                                              --------    --------    --------
Income (loss) from discontinued operations..................  $ 20,988    $ 28,325    $(65,221)
                                                              ========    ========    ========

------------------------

(1) Includes $7.0 million and $21.6 million in fiscal 1998 and 1999, respectively, related to the settlement and adjustment of reimbursement issues related to prior periods ("Cost Report Settlements").

(2) Interest expense has not been allocated to discontinued operations.

(3) Includes income taxes and minority interest.

LOSS ON DISPOSAL OF HEALTHCARE PROVIDER AND FRANCHISING SEGMENTS

    The summary of the loss on disposal recorded in fiscal 1999 related to the healthcare provider and healthcare franchising segments is as follows (in thousands):

Basis in Provider JV's......................................  $44,598
Basis in Real Estate transferred to CBHS....................   13,969
Basis in Franchise and other operations.....................    7,285
Working capital forgiveness.................................    5,565
Transaction costs and legal fees............................    7,622
                                                              -------
Loss before income taxes....................................   79,039
Income tax benefit..........................................  (31,616)
                                                              -------
                                                              $47,423
                                                              =======

    Remaining assets and liabilities of the provider business at September 30, 2000 include, among other things, (i) hospital-based real estate of $6.0 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate; (iii) reserve for discontinued operations of $5.8 million and
(iv) accrued

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

3. DISCONTINUED OPERATIONS (CONTINUED)
liabilities of $12 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to June 17, 1997. See Note 12 -- "Commitments and
Contingencies".

    The following table provides a rollforward of liabilities resulting from the CBHS Transactions (in thousands):

                                              BALANCE                                             BALANCE
                                           SEPTEMBER 30,                RECEIPTS               SEPTEMBER 30,
TYPE OF COST                                   1998        ADDITIONS   (PAYMENTS)    OTHER         1999
------------                               -------------   ---------   ----------   --------   -------------
Transaction costs and legal fees.........     $    --       $ 7,622      $   (69)     $ --        $ 7,553
Provider JV working capital..............          --         2,931           --       185          3,116
Other....................................          --           755           --        --            755
                                              -------       -------      -------      ----        -------
                                              $    --       $11,308      $   (69)     $185        $11,424
                                              =======       =======      =======      ====        =======

                                              BALANCE                                             BALANCE
                                           SEPTEMBER 30,                RECEIPTS               SEPTEMBER 30,
TYPE OF COST                                   1999        ADDITIONS   (PAYMENTS)    OTHER         1999
------------                               -------------   ---------   ----------   --------   -------------
Transaction costs and legal fees.........     $ 7,553       $    --     $(5,804)      $ --        $ 1,749
Provider JV working capital..............       3,116            --          --         --          3,116
Other....................................         755            --         150         --            905
                                              -------       -------     -------       ----        -------
                                              $11,424       $    --     $(5,654)      $ --        $ 5,770
                                              =======       =======     =======       ====        =======

LOSS ON DISPOSAL OF SPECIALTY MANAGED HEALTHCARE SEGMENTS

    The summary of the loss on disposal recorded during fiscal 2000 related to the disposal of the Company's specialty managed healthcare segment is as follows (in thousands):

Estimated leasehold obligations.............................  $ 5,051
Impairment of long-lived assets.............................   17,058
Other Cost of Disposal......................................    4,777
                                                              -------
    Loss Before Income Taxes................................   26,886
Income Tax Benefit..........................................   (9,224)
                                                              -------
                                                              $17,662
                                                              =======

    The remaining assets and liabilities of the specialty managed healthcare segment at September 30, 2000 include, among other things, (i) cash and accounts receivable of $9.5 million, (ii) property and equipment of $2.0 million,
(iii) medical claims payable of $9.3 million, (iv) reserve for discontinued operations of $8.6 million and (v) accounts payable and accrued liabilities of $27.1 million. The reserve for discontinued operations is comprised of $5.1 million of estimated leasehold termination costs and $3.5 million of estimated operating losses from the measurement date to the date of disposal.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

3. DISCONTINUED OPERATIONS (CONTINUED)
SPECIAL CHARGES (INCOME) RECORDED IN DISCONTINUED OPERATIONS

    GENERAL

    The following table summarizes special charges (income) recorded during the three years in the period ended September 30, 2000 in the Company's healthcare provider, healthcare franchising and specialty managed healthcare segments (in thousands):

                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------
                                                    1998        1999        2000
                                                  ---------   ---------   ---------
Gains on the sale of psychiatric hospitals,
  net...........................................   $(3,000)   $(24,974)    $    --
Collection fee reserves.........................        --      (8,072)         --
Termination of CBHS sale transaction............     3,458          --          --
Impairment of long-lived assets--Allied.........        --          --      58,173
                                                   -------    --------     -------
                                                   $   458    $(33,046)    $58,173
                                                   =======    ========     =======

    GAINS ON SALE OF PSYCHIATRIC FACILITIES, NET

    During fiscal 1998 and 1999, the Company recorded gains of approximately $3.0 million and $1.1 million, respectively, related to the sales of psychiatric hospitals and other real estate.

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

    COLLECTION FEE RESERVES

    The Company reduced certain accounts receivable collection fee reserves by $8.1 million during the fourth quarter of fiscal 1999 as substantially all hospital-based receivables subject to the collection fees had been collected at September 30, 1999.

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

                               SEPTEMBER 30, 2000

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

    IMPAIRMENT OF LONG-LIVED ASSETS--ALLIED

    The Company recorded a charge of approximately $58.2 million in the quarter ended March 31, 2000, related to the impairment of certain of Allied's long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This amount included certain goodwill, certain property and equipment and identifiable intangible assets of Allied which, prior to the Vivra acquisition, was the principal component of the Company's specialty managed healthcare business segment. During the six months ended March 31, 2000, Allied recorded significant losses associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from Allied represented a change in circumstances with respect to the business of Allied. At that time the Company estimated that the future undiscounted cash flows expected to be generated by Allied were insufficient to fully recover the recorded cost of the long-lived assets. The Company recorded the impairment charge to write these assets down to their estimated fair value.

4. BENEFIT PLANS

    The Company currently has a defined contribution retirement plan (the "401(k) Plan"), which is in the form of an amendment and restatement of the Green Spring 401(k) Plan. Certain other 401(k) plans and assets, including the Magellan 401(k) Plan, were merged into the Green Spring Plan effective
January 1, 1999. Employee participants can elect to voluntarily contribute up to 15% of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. Additionally, the Company can make a discretionary contribution of up to 2% of each eligible employee's compensation. The Company matches 50% of each employee's contribution up to 3% of their compensation. The Company recognized $3.0 million and $7.4 million of expense for the years ended September 30, 1999 and 2000, respectively, for the matching contribution to the 401(k) Plan.

    Prior to January 1, 1999, the Company maintained a separate defined contribution plan (the "Magellan 401-K Plan"). Participants could contribute up to 15% of their compensation to the Magellan 401-K Plan. The Company made discretionary contributions of 2% of each employee's compensation and matched 50% of each employee's contribution up to 3% of their compensation. During the fiscal years

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

4. BENEFIT PLANS (CONTINUED)
ended September 30, 1998 and 1999 the Company expensed approximately $3.2 million and $1.2 million, respectively, to the Magellan 401-K Plan.

    Prior to January 1, 1999, Green Spring maintained a separate defined contribution plan (the "Green Spring 401-K Plan"). Employee participants could elect to voluntarily contribute up to 6% or 12% of their compensation, depending upon each employee's compensation level, to the Green Spring 401-K Plan. Green Spring matched up to 3% of each employee's compensation. Employees vested in employer contributions over five years. During the fiscal years ended
September 30, 1998 and 1999 the Company expensed approximately $1.2 million and $2.9 million, respectively, to the Green Spring 401-K Plan.

5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1999 and 2000 is as follows (in thousands):

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            2000
                                                              -------------   -------------
Credit Agreement:
  Revolving Facility (10.125% at September 30, 2000) due
    through 2004............................................   $   20,000      $   30,000
  Term Loan Facility (10.31% to 10.81% at September 30,
    2000) due through 2006..................................      492,873         436,612
  9.0% Senior Subordinated Notes due 2008...................      625,000         625,000
  11.5% other notes payable through 2005....................           35              35
  5.65% capital lease obligations due through 2014..........        6,400           6,400
                                                               ----------      ----------
                                                                1,144,308       1,098,047
    Less amounts due within one year........................       30,119          34,119
                                                               ----------      ----------
                                                               $1,114,189      $1,063,928
                                                               ==========      ==========

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five fiscal years and beyond subsequent to September 30, 2000 are as follows (in thousands): 2001--$34,119; 2002--$43,328; 2003--$80,692,
2004--$167,336, 2005--$115,585 and 2006 and beyond--$656,987.

    The Notes, which are carried at cost, had a fair value of approximately $534 million and $421 million at September 30, 1999 and 2000, respectively, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $33.0 million, net of income tax benefit, during fiscal 1998, to write off unamortized deferred financing costs related to terminating the previous credit agreement and extinguishing the Old Notes, to record the tender premium and related costs of extinguishing the Old Notes and to record the gain on extinguishment of the Company's 7.5% Swiss bonds. The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $550 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan") and an approximately $183.4 million Tranche C Term Loan (the "Tranche C Term Loan"), and a Revolving Facility providing for revolving loans to the Company

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES (CONTINUED) and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $29.6 million at September 30, 2000.

    The Tranche A Term Loan and the Revolving Facility mature on February 12, 2004. The Tranche B Term Loan matures on February 12, 2005 and the Tranche C Term Loan matures on February 12, 2006. The Tranche A Term Loan amortizes in installments in each fiscal year in amounts equal to $30.3 million in 2001, $39.5 million in 2002, $42.1 million in 2003 and $9.9 million in 2004. The Tranche B Term Loan amortizes in installments in amounts equal to $1.9 million in each of 2001 and 2002, $36.7 million in 2003, $90.7 million in 2004 and $26.2 million in 2005. The Tranche C Term Loan amortizes in installments in each fiscal year in amounts equal to $1.9 million in each of 2001 through 2003, $36.7 million in 2004, $89.4 million in 2005 and $25.6 million in 2006. In addition, the Revolving Facility and Term Loan Facility are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to (a) 75% of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (b) 50% for the sale of National Mentor, Inc. ("Mentor") and certain identified non-core assets and 100% of the net proceeds of certain debt issues of the Company or any of its subsidiaries, (c) 75% of the Company's excess cash flow beginning September 30, 2001, upon the sale of Mentor, otherwise September 30, 2002, as defined, and
(d) 100% of the net proceeds of certain other asset sales or other dispositions of property of the Company and its subsidiaries, in each case subject to certain limited exceptions.

    The Credit Agreement contains a number of covenants that, among other things restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the indenture for the Notes (the "Indenture")), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests, including minimum coverage ratios, maximum leverage ratios, maximum senior debt ratios and minimum "EBITDA" (as defined in the Credit Agreement) and minimum net worth tests. As of September 30, 2000, the Company was in compliance with its debt covenants.

    At the Company's election, the interest rates per annum applicable to the loans under the Credit Agreement are a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the Chase Manhattan Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1%) plus a borrowing margin. The borrowing margins applicable to the Tranche A Term Loan and loans under the Revolving Facility are currently 2.50% for ABR loans and 3.50% for LIBOR loans, and are subject to reduction after December 2001 if the Company's financial results satisfy certain leverage tests. The borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan are currently 2.75% and 3.0%, respectively, for ABR loans and 3.75% and 4.0%, respectively, for LIBOR loans, and are not subject to reduction. Amounts outstanding under the credit facilities not paid when due bear interest at a default rate equal to 2.00% above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES (CONTINUED) The obligations of the Company and the Subsidiary Borrowers under the Credit
Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned subsidiary of the Company. In addition, the Revolving Facility, the Term Loan Facility and the guarantees are secured by security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions.

    The Notes are general unsecured senior subordinated obligations of the Company. The Notes are limited in aggregate principal amount to $625.0 million and will mature on February 15, 2008. Interest on the Notes accrues at the rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15. The Notes were originally issued as unregistered securities and later exchanged for securities which were registered with the Securities and Exchange Commission. Due to a delay in the registration of the Notes to be exchanged, the Company was required to increase the interest rate on the Notes by 100 basis points per annum for the period from July 13, 1998 through November 9, 1998, the date of issuance of the Notes to be exchanged.

    The Notes are redeemable at the option of the Company. The Notes may be redeemed at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, during the twelve-month period beginning on February 15 of the years indicated below:

                                                              REDEMPTION
YEAR                                                            PRICES
----                                                          ----------
2003........................................................    104.5%
2004........................................................    103.0%
2005........................................................    101.5%
2006 and thereafter.........................................    100.0%

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

5. LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OPERATING LEASES (CONTINUED) At September 30, 2000, aggregate amounts of future minimum payments under operating leases for continuing operations were as follows:
2001--$36.5 million; 2002--$31.5 million; 2003--$20.0 million;
2004--$11.3 million; 2005--$7.3 million; 2006 and beyond--$7.9 million.

    Rent expense for continuing operations was $26.8 million, $39.5 million and $42.2 million, respectively, for the fiscal years ended September 30, 1998, 1999 and 2000. Rent expense for discontinued operations was $3.8 million, $2.1 million and $1.0 million, respectively, for the fiscal years ended September 30, 1998, 1999 and 2000.

6. STOCKHOLDERS' EQUITY

    COMMON STOCK

    The Company is prohibited from paying dividends on its common stock under the terms of the Indenture and the Credit Agreement except under very limited circumstances.

    STOCK OPTION PLANS

    The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Options generally vest over a period of three to four years and expire 10 years from the date of grant. The Company's stock option plan for employees also provides for the granting of performance based stock awards.

    Summarized information relative to the Company's stock option plans is as follows:

                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------
                                                        1998                    1999                    2000
                                                ---------------------   ---------------------   ---------------------
                                                             WEIGHTED                WEIGHTED                WEIGHTED
                                                             AVERAGE                 AVERAGE                 AVERAGE
                                                             EXERCISE                EXERCISE                EXERCISE
                                                 OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                                ----------   --------   ----------   --------   ----------   --------
Balance, beginning of period..................   4,122,109    $20.13     3,835,912    $22.23     4,406,882    $10.15
Granted.......................................   1,386,500     24.22     1,669,303      5.73     2,309,742      3.77
Canceled......................................  (1,082,331)    23.66    (1,050,067)    19.97    (1,336,719)    16.32
Exercised.....................................    (590,366)     9.90       (48,266)     7.99          (800)     4.19
                                                ----------    ------    ----------    ------    ----------    ------
Balance, end of period........................   3,835,912    $22.23     4,406,882    $10.15     5,379,105    $ 5.57
                                                ----------    ------    ----------    ------    ----------    ------
Exercisable, end of period....................   2,375,919    $20.89     2,190,538    $13.74     2,020,049    $ 7.37
                                                ==========    ======    ==========    ======    ==========    ======

    At September 30, 2000, 1,159,150 shares were available for future grants under the terms of these plans.

    STOCK OPTION REPRICING

    On November 17, 1998, the Company's Board of Directors approved the repricing of stock options outstanding under the Company's existing stock option plans (the "Stock Option Repricing"). Each holder

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

6. STOCKHOLDERS' EQUITY (CONTINUED)
of 10,000 or more stock options that was eligible to participate in the Stock Option Repricing was required to forfeit a percentage of outstanding stock options as follows:

- Directors, including the Chief Executive Officer..........    40%
- Named Executive Officers..................................    30%
- Other holders of 50,000 or more stock options.............    25%
- Other holders of 10,000-49,999 stock options..............    15%

    The Stock Option Repricing was consummated on December 8, 1998 based on the fair value of the Company's common stock on such date. Approximately
2.0 million outstanding stock options were repriced to $8.406 and approximately
0.7 million outstanding stock options were cancelled as a result of the Stock Option Repricing. Each participant in the Stock Option Repricing was precluded from exercising vested repriced stock options until June 8, 1999.

STOCK OPTIONS OUTSTANDING

    Summarized information relative to the Company's stock options outstanding on September 30, 2000 is as follows:

                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-------------------------------------------------------------   --------------------
                                        WEIGHTED
                                        AVERAGE      WEIGHTED               WEIGHTED
       RANGE OF                        REMAINING     AVERAGE                AVERAGE
       EXERCISE                       CONTRACTUAL    EXERCISE               EXERCISE
         PRICE             OPTIONS    LIFE (YEARS)    PRICE      OPTIONS     PRICE
-----------------------   ---------   ------------   --------   ---------   --------
    $1.310 - $8.188       3,816,376        7.17       $4.40       741,524    $5.57
        $8.406            1,517,729        6.29        8.41     1,263,524     8.41
    $9.210 - $9.719          45,000        6.47        9.66        15,001     9.66
                          ---------        ----       -----     ---------    -----
                          5,379,105        6.92       $5.57     2,020,049    $7.37
                          =========        ====       =====     =========    =====

    EMPLOYEE STOCK PURCHASE PLANS

    The 1997 Employee Stock Purchase Plan (the "1997 ESPP") covered shares of common stock that could be purchased by eligible employees of the Company. The 1997 ESPP offering periods had a term not less than three months and not more than 12 months. The first offering period under the 1997 ESPP began January 1, 1997 and the last offering period ended on or before December 31, 1999. The option price of each offering period was the lesser of (i) 85% of the fair value of a share of common stock on the first day of the offering period or (ii) 85% of the fair value of a share of common stock on the last day of the offering period.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

6. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the 1997 ESPP is as follows:

      OFFERING                                                 SHARES     PURCHASE
       PERIOD                BEGAN              ENDED         PURCHASED    PRICE
---------------------   ---------------   -----------------   ---------   --------
          1             January 2, 1997   June 30, 1997         73,410    $ 19.125
          2             August 1, 1997    December 31, 1997     26,774    $ 19.125
          3             January 1, 1998   June 30, 1998         43,800    $18.4875
          4             July 1, 1998      December 31, 1998    163,234    $ 7.0125
          5             January 1, 1999   June 30, 1999        152,570    $ 7.0125
          6             July 1, 1999      December 31, 1999    185,079    $ 5.1531

    The 2000 Employee Stock Purchase Plan (the "2000 ESPP") covers 1.2 million shares of common stock that can be purchased by eligible employees of the Company. The 2000 ESPP offering periods will have a term not less than three months and not more than 12 months. The first offering period under the 2000 ESPP began January 1, 2000 and the last offering period will end on or before December 31, 2003. The option price of each offering period will be the lesser of (i) 85% of the fair value of a share of common stock on the first day of the offering period or (ii) 85% of the fair value of a share of common stock on the last day of the offering period.

    A summary of the 2000 ESPP is as follows:

      OFFERING                                                 SHARES     PURCHASE
       PERIOD                BEGAN              ENDED         PURCHASED    PRICE
---------------------   ---------------   -----------------   ---------   --------
          1             January 1, 2000   June 30, 2000        481,922    $1.0625
          2             July 1, 2000      December 31, 2000         --         --

    The number of options granted and the option price for the most recent offering period will be determined on December 31, 2000 when the option price is known.

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

    COMMON STOCK WARRANTS

    The Company issued 114,690 warrants in fiscal 1992 which expire on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's common stock. The 2002 Warrants have an exercise price of $5.24 per share. During fiscal 1998, 1,553 shares were issued upon the exercise of 2002 Warrants. At September 30, 2000, 18,920 of the 2002 Warrants were outstanding.

    The Company also has 146,791 warrants outstanding with an exercise price of $38.70 per share which expire on September 1, 2006.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

6. STOCKHOLDERS' EQUITY (CONTINUED)

    Crescent and COI each have the right to purchase 1,283,311 shares of common stock 2,566,622 shares in aggregate; collectively the "Crescent Warrants") at a warrant exercise price of $30.00 per share (subject to adjustment pursuant to antidilution provisions). The Crescent Warrants are exercisable at the following times and in the following amounts:

     DATE FIRST            NUMBER OF SHARES OF          END OF
     EXERCISABLE          COMMON STOCK ISSUABLE     EXERCISE PERIOD
      JUNE 17,          UPON EXERCISE OF WARRANTS      JUNE 17,
---------------------   -------------------------   ---------------
        1998                      30,000                  2001
        1999                      62,325                  2002
        2000                      97,114                  2003
        2001                     134,513                  2004
        2002                     174,678                  2005
        2003                     217,770                  2006
        2004                     263,961                  2007
        2005                     313,433                  2008
        2006                     366,376                  2009
        2007                     422,961                  2009
        2008                     483,491                  2009

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

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

6. STOCKHOLDERS' EQUITY (CONTINUED)
INCOME (LOSS) PER COMMON SHARE

    The following table presents the components of weighted average common shares outstanding and income (loss) per share from continuing operations (in thousands, except per share data):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Numerator:
Income (loss) from continuing operations before
  extraordinary items.......................................  $(7,256)   $23,786    $17,075
  Less: preferred dividend requirement and amortization of
    redeemable preferred stock issuance costs...............       --         --      3,802
                                                              -------    -------    -------
Income (loss) from continuing operations available to common
  stockholders--basic.......................................   (7,256)    23,786     13,273
  Add: presumed conversion of redeemable preferred stock....       --         --         --
                                                              -------    -------    -------
Income (loss) from continuing operations available to common
  stockholders--diluted.....................................  $(7,256)   $23,786    $13,273
                                                              =======    =======    =======
Denominator:
Weighted average common shares outstanding -- basic.........   30,784     31,758     32,144
Common stock equivalents -- stock options...................       --        151        242
Common stock equivalents -- warrants........................       --          7         --
Common stock equivalents -- redeemable Preferred Stock......       --         --         --
                                                              -------    -------    -------
Weighted average common shares outstanding -- diluted.......   30,784     31,916     32,386
                                                              =======    =======    =======
Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)...................  $ (0.24)   $  0.75    $  0.41
                                                              =======    =======    =======
Diluted (diluted numerator/diluted denominator).............  $ (0.24)   $  0.75    $  0.41
                                                              =======    =======    =======

Conversion of redeemable preferred stock, and the redemption of the TPG series "A" option (see Note 7--"Redeemable Preferred Stock") were not presumed outstanding for fiscal 2000 due to their anti-dilutive effect.

    Certain options and warrants to purchase shares of common stock which were outstanding during fiscal 2000 were not included in the computation of diluted EPS because of their anti-dilutive effect.

    STOCK-BASED COMPENSATION

    The Company discloses stock-based compensation under the requirements of FAS 123. FAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

6. STOCKHOLDERS' EQUITY (CONTINUED)
    Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

                                                                    FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Reported:
  Income (loss) from continuing operations before
    extraordinary items.....................................  $ (7,256)  $23,786    $17,075
  Net income (loss).........................................   (19,283)    4,688    (65,808)
Income (loss) per common share -- basic:
  Income (loss) from continuing operations before
    extraordinary items.....................................     (0.24)     0.75       0.41
  Net income (loss).........................................     (0.63)     0.15      (2.17)
Income (loss) per common share -- diluted:
  Income (loss) from continuing operations before
    extraordinary items.....................................     (0.24)     0.75       0.41
  Net income (loss).........................................     (0.63)     0.15      (2.15)
Pro Forma:
  Income (loss) from continuing operations before
    extraordinary items.....................................  $(11,201)  $16,763    $13,664
  Net loss..................................................   (23,228)   (2,335)   (69,219)
Income (loss) per common share -- basic:
  Income (loss) from continuing operations before
    extraordinary items.....................................     (0.36)     0.53       0.31
  Net loss..................................................     (0.75)    (0.07)     (2.15)
Income (loss) per common share -- diluted:
  Income (loss) from continuing operations before
    extraordinary items.....................................     (0.36)     0.53       0.31
  Net loss..................................................     (0.75)    (0.07)     (2.14)

    The fair values of the stock options and ESPP options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                     1998       1999        2000
                                                   --------   ---------   --------
Risk-free interest rate..........................     4.5%         5.8%       6.3%
Expected life....................................  4 years    3.8 years    3 years
Expected volatility..............................      50%          50%        85%
Expected dividend yield..........................       0%           0%         0%

    The weighted average fair value of options granted during fiscal 1998, 1999 and 2000 was $9.53, $2.21 and $1.83, respectively.

7. REDEEMABLE PREFERRED STOCK

    TPG INVESTMENT. On December 5, 1999, the Company entered into a definitive agreement to issue approximately $59.1 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment").

    Pursuant to the agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase an additional approximately $21.0 million of Series A Preferred Stock. Net proceeds from

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

7. REDEEMABLE PREFERRED STOCK (CONTINUED) issuance of the Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility (as defined) with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Option may be exercised in whole or in part at any time on or prior to June 15, 2002. The Company may, under certain circumstances, require TPG to exercise the Option. The terms of the shares of Series A Preferred Stock issuable pursuant to the Options are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment.

    TPG has three representatives on the Company's twelve-member Board of Directors.

    The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

                                                              SEPTEMBER 30,
                                                                  2000
                                                              -------------
Redeemable convertible preferred stock:
  Series A -- stated value $1, 87 shares authorized, 59
    shares issued and outstanding...........................     $59,063
  Series B -- stated value $1, 60 shares authorized, none
    issued and outstanding..................................          --
  Series C -- stated value $1, 60 shares authorized, none
    issued and outstanding..................................          --
                                                                 -------
                                                                  59,063

Less: Fair value of Series A Option.........................      (3,366)
                                                                 -------
Total redeemable convertible preferred stock................      55,697
Accretion and accumulated unpaid dividends on Series A
  Preferred Stock...........................................       3,401
Fair value of Series A Option...............................       3,366
Issuance costs, net of amortization of $401.................      (4,630)
                                                                 -------
                                                                 $57,834
                                                                 =======

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

8. INCOME TAXES

    The provision for income taxes related to continuing operations consisted of the following (in thousands):

                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    ---------   ---------   ---------
Income taxes currently payable:
  Federal.........................................   $3,462      $   555     $ 1,000
  State...........................................      589        2,800       1,300
  Foreign.........................................       --          500         500
Deferred income taxes:
  Federal.........................................    1,611       23,294       9,068
  State...........................................     (424)       1,107       3,610
  Foreign.........................................       --           --          --
                                                     ------      -------     -------
                                                     $5,238      $28,256     $15,478
                                                     ======      =======     =======

    A reconciliation of the Company's income tax provision (benefit) to that computed by applying the statutory federal income tax rate is as follows (in thousands):

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Income tax provision at federal statutory income tax rate...   $   727     $18,435     $11,433
State income taxes, net of federal income tax benefit.......       107       2,540       1,828
Non-deductable goodwill amortization........................     5,680       9,383       8,883
IRS settlement-change in estimate...........................        --          --      (9,091)
Other--net..................................................    (1,276)     (2,102)      2,425
                                                               -------     -------     -------
Income tax provision........................................   $ 5,238     $28,256     $15,478
                                                               =======     =======     =======

    As of September 30, 2000, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $537 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2020 and are subject to examination by the Internal Revenue Service. In addition, the Company also has estimated tax NOL carryforwards of approximately $125 million available to reduce the federal taxable income of Merit and its subsidiaries. These NOL carryforwards expire in 2009 through 2018 and are subject to examination by the Internal Revenue Service. Further, these NOL carryforwards are subject to limitations on the taxable income of Merit and its subsidiaries. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

8. INCOME TAXES (CONTINUED)
    Components of the net deferred income tax (assets) liabilities at September 30, 1999 and 2000 are as follows (in thousands):

                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1999        2000
                                                        ---------   ---------
Deferred tax liabilities:
  Property and depreciation...........................  $  (2,060)  $ (18,081)
  Long-term debt and interest.........................    (19,735)     (8,476)
  ESOP................................................    (12,968)    (15,005)
  Intangible assets...................................    (11,332)         --
  Other...............................................    (15,209)    (17,069)
                                                        ---------   ---------
    Total deferred tax liabilities....................    (61,304)    (58,631)
                                                        ---------   ---------
Deferred tax assets:
  Intangible assets...................................         --      19,764
  Operating loss carryforwards........................    254,696     264,627
  Self-insurance reserves.............................      2,220          --
  Discontinued operations liabilities.................      9,552      21,985
  Other...............................................     51,953      18,995
                                                        ---------   ---------
  Total deferred tax assets...........................    318,421     325,371
                                                        ---------   ---------
  Valuation allowance.................................   (165,460)   (144,958)
                                                        ---------   ---------
  Deferred tax assets after valuation allowance.......    152,961     180,413
                                                        ---------   ---------
  Net deferred tax assets.............................  $  91,657   $ 121,782
                                                        =========   =========

    During fiscal 2000, the Company reached an agreement (the "Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the Agreement, the Company will pay approximately $1 million in taxes and interest to the IRS to resolve the assessment relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through NOL carryforwards. As a result of the Agreement, the Company recorded a reduction in related reserves of approximately reversed $9.1 million, as a change in estimate in the current year.

    The Internal Revenue Service is currently examining Merit's income tax returns for pre-acquisition periods. In management's opinion, adequate provisions have been made for any adjustments which may result from these examinations, including a potential reduction in the amount of NOL carryforwards. The Company believes the examinations could result in a reduction in NOL carryforwards available to offset future taxable income.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

9. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Salaries, wages and other benefits......................  $ 22,318   $ 21,411
CHAMPUS Adjustments.....................................    51,784     22,603
Due to Providers........................................    35,918      7,711
Other...................................................    99,776    123,973
                                                          --------   --------
                                                          $209,796   $175,698
                                                          ========   ========

10. MANAGED CARE INTEGRATION COSTS AND SPECIAL CHARGES

INTEGRATION PLAN

    During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its behavioral managed care organizations (BMCOs) and specialty managed care organizations (the "Integration Plan") that resulted in the elimination of duplicative functions and standardized business practices and information technology platforms. The Integration Plan resulted in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 510 employees were involuntarily terminated pursuant to the Integration Plan.

    The employee groups of the BMCOs that were primarily affected include executive management, finance, human resources, information systems and legal personnel at the various BMCOs corporate headquarters and regional offices and credentialing, claims processing, contracting and marketing personnel at various operating locations.

    The Integration Plan resulted in the closure of approximately 20 leased facilities during fiscal 1998 and 1999.

    The Company initially recorded approximately $21.3 million of liabilities related to the Integration Plan, of which $12.4 million was recorded as part of the Merit purchase price allocation and $8.9 million was recorded in the statement of operations under "Managed care integration costs" in fiscal 1998.

    During fiscal 1999, the Company recorded adjustments of approximately $(0.3) million, net, to such liabilities, of which $(0.8) million was recorded as part of the Merit purchase price allocation and $0.5 million was recorded in the statement of operations under "Managed care integration costs." The Company may record additional adjustments to such liabilities during the future periods depending on changes in its ability to sublease closed offices.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

10. MANAGED CARE INTEGRATION COSTS AND SPECIAL CHARGES (CONTINUED)
    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

                                                    BALANCE                                  BALANCE
                                                 SEPTEMBER 30,                            SEPTEMBER 30,
TYPE OF COST                                         1998        ADJUSTMENTS   PAYMENTS       1999
------------                                     -------------   -----------   --------   -------------
Employee termination benefits..................     $ 6,190         $1,959     $(7,380)      $  769
Facility closing costs.........................       7,475         (2,071)     (2,310)       3,094
Other..........................................         169           (169)         --           --
                                                    -------         ------     -------       ------
                                                    $13,834         $ (281)    $(9,690)      $3,863
                                                    =======         ======     =======       ======

                                                    BALANCE                                  BALANCE
                                                 SEPTEMBER 30,                            SEPTEMBER 30,
TYPE OF COST                                         1999        ADJUSTMENTS   PAYMENTS       2000
------------                                     -------------   -----------   --------   -------------
Employee termination benefits..................     $  769           $151      $  (735)      $  185
Facility closing costs.........................      3,094           (151)      (1,312)       1,631
                                                    ------           ----      -------       ------
                                                    $3,863           $ --      $(2,047)      $1,816
                                                    ======           ====      =======       ======

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

    SPECIAL CHARGES.

    During fiscal 1999, the Company recorded special charges of approximately $4.4 million related primarily to the loss on disposal of an office building, executive severance and relocation of its corporate headquarters from Atlanta, Georgia to Columbia, Maryland. In addition, during fiscal 2000 the Company incurred special charges of $9.6 million related to: (i) the closure of certain GPA offices, (ii) restructuring of the corporate function and certain behavioral managed healthcare office sites, and (iii) net of the $1.9 million non-recurring gain on the sale of the corporate aircraft. These charges resulted in $5.9 million

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

10. MANAGED CARE INTEGRATION COSTS AND SPECIAL CHARGES (CONTINUED) of accrued severance; $4.7 million of accrued lease termination costs and $0.9 million of other exit costs at September 30, 2000.

    The Company recorded a charge of approximately $15.8 million during fiscal 2000 related to the impairment of certain long-lived assets in accordance with FAS 121. This amount is included in "Special charges" in the Company's consolidated statements of operations for such periods and is related to the goodwill, property and equipment and identifiable intangible assets of Group Practice Affiliate ("GPA"), which is a component of the Company's behavioral health business segment.

    During the quarter ended September 30, 2000, GPA recorded operating losses of $2.0 associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from GPA represent a change in circumstances with respect to the business of GPA. The Company estimates that the future undiscounted cash flows expected to be generated by GPA are insufficient to fully recover the recorded cost of the GPA assets.

    Accordingly, the Company adjusted the GPA assets to their estimated fair value as of September 30, 2000. Based upon the circumstances described above, the Company estimated that the fair value of the GPA assets was approximately $2.1 million at September 30, 2000. This value reflects the Company's estimate of the recoverable fair value of GPA's property and equipment through sale or continued use.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows (in thousands):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                1998        1999       2000
                                                              ---------   --------   --------
Income taxes paid, net of refunds received..................   $11,116    $   347    $ 3,208
Interest paid, net of amounts capitalized...................    95,153    102,094    102,236
Non-cash Transactions:
  Common Stock in Treasury issued in connection with the
    purchase of the remaining 39% interest in Green Spring
    Health Services, Inc....................................    63,496         --         --

12. COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for a portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. The undiscounted amount of the reserve for unpaid claims at September 30, 1998 was approximately $34.6 million. The carrying amount of accrued medical malpractice claims was $26.2 million at September 30, 1998. The reserve for unpaid claims was adjusted periodically as such claims matured, to reflect changes in actuarial estimates based on actual experience. During fiscal 1998, the Company recorded reductions in malpractice claim reserves of approximately $4.1 million, respectively, as a result of updated actuarial

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) estimates which is included in discontinued operations. This reduction resulted primarily from updates to actuarial assumptions regarding the Company's expected losses for more recent policy years. This revision was based on changes in expected values of ultimate losses resulting from the Company's claim experience, and increased reliance on such claim experience. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately
$22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million.

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements;
(iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports; (iv) medical necessity of services to patients and admissions;
(v) failure to provide medically necessary treatment or admissions; and
(vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    Five affiliated outpatient clinic providers that are participating providers in the TennCare program asserted claims against Green Spring Health
Services, Inc., a wholly-owned subsidiary of the Company ("Green Spring") and Premier Behavioral Systems of Tennessee, LLC, ("Premier") the joint venture that contracts with the State of Tennessee to manage services under the TennCare program and in which the Company holds a 50% interests alleging, that Premier and Green Spring failed to pay the providers in accordance with their contracts. The claims, allege losses in excess of $16 million in the aggregate and are proceeding in five separate arbitrations. On December 8, the Chancery Court of Davidson County, Tennessee entered a judgment confirming an arbitration award against Premier and Green Spring in the amount of $3.7 million in favor of one of the providers. The Court denied a motion by Premier and Green Spring to vacate the arbitration award on grounds that the provider procured the award by fraud and that the arbitrators exceeded their authority. Premier and Greenspring believe that the Court's order was

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) erroneous and intend to pursue vigorously an appeal of this judgment. The other arbitrations are at various stages of proceedings. Management intends to rigorously defend these claims. The Company believes that adequate reserves have been recorded with respect to any potential loss in these matters.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. While the claim is in its initial stage and an outcome cannot be determined, the Company believes the claims of Wachovia are without merit and is defending them vigorously.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral
Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996. The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose, its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premium paid claims practices. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper claims practices, plus interest, costs and attorneys' fees. While the claim is in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously.

    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under insurance policies with a customer of the Company and (ii) a provider at a Company facility violated privacy rights of certain patients. The Company is also subject to certain contingencies in connection with the CBHS bankruptcy as discussed in Note 3. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of CHAMPUS. The fixed monthly amounts that the Company receives for medical costs under CHAMPUS contracts are subject to retroactive adjustment ("CHAMPUS Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company has

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) recorded reserves of approximately $51.8 million and $22.6 million as of September 30, 1999 and 2000, respectively, for CHAMPUS Adjustments. During the first quarter of fiscal 2000, the Company reached a settlement agreement with a contractor under one of its CHAMPUS contracts whereby the Company agreed to pay approximately $38.1 million to the contractor during the quarter ended
December 31, 1999. The Company and the contractor under this CHAMPUS contract are in the process of appealing the department of defense's retroactive adjustment. While management believes that the present reserve for CHAMPUS Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Gerald L. McManis, a director of the Company, is the President of McManis Associates, Inc. ("MAI"), a healthcare development and management consulting firm. During fiscal 1998, MAI provided consulting services to the Company with respect to the development of strategic plans and a review of the Company's business processes. The Company incurred approximately $85,000 in fees for such services and related expenses during fiscal 1998.

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

    IBC and its affiliated entities contract with the Company for provider network, care management and medical review services pursuant to contractual relationships. The Company recorded revenue of approximately $54.6 million, $59.1 million and $58.8 million from IBC during fiscal 1998, 1999 and 2000, respectively.

    Darla D. Moore, a director of the Company since February 1996, is the spouse of Richard E. Rainwater, Chairman of the Board of Crescent and one of the largest stockholders of the Company. Because of her relationship to Mr. Rainwater, Ms. Moore did not participate in any Board action taken with respect to the Crescent Transactions.

    Approximately 30% of the voting interest in Vivra was owned by TPG at the time of the Company's acquisition of Vivra.

14. BUSINESS SEGMENT INFORMATION

    The Company operates through two reportable business segments engaging in the behavioral managed healthcare business and the human services business. The behavioral managed healthcare segment provides behavioral managed care services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The human services segment provides therapeutic foster care

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

14. BUSINESS SEGMENT INFORMATION (CONTINUED) services and residential and day services to individuals with acquired brain injuries and for individuals with mental retardation and developmental disabilities.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest, net, stock option expense (credit), managed care integration costs, special charges, net, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

                                             BEHAVIORAL                     CORPORATE
                                              MANAGED                      OVERHEAD AND
                                             HEALTHCARE   HUMAN SERVICES      OTHER       CONSOLIDATED
                                             ----------   --------------   ------------   ------------
1998
Net revenue................................  $1,026,243      $141,031        $     --      $1,167,274
Segment profit (loss)......................     137,192        15,492         (15,866)        136,818
Equity in earnings of unconsolidated
  subsidiaries.............................      12,795            --              --          12,795
Investment in unconsolidated
  subsidiaries.............................      10,125            --             941          11,066
Capital expenditures.......................      27,535         8,391           8,287          44,213
Total assets...............................  $1,356,259      $119,356        $441,473      $1,917,088

1999
Net revenue................................  $1,483,202      $191,277        $     --      $1,674,479
Segment Profit (loss)......................     218,253        21,728         (13,939)        226,042
Equity in earnings of unconsolidated
  subsidiaries.............................      20,442            --              --          20,442
Investment in unconsolidated
  subsidiaries.............................      18,396            --              --          18,396
Capital expenditures.......................      37,487         5,779           4,853          48,119
Total assets...............................  $1,472,539      $127,348        $281,728      $1,881,615

2000
Net revenue................................  $1,655,101      $218,453        $     --      $1,873,554
Segment Profit (loss)......................     221,931        22,119         (13,286)        230,764
Equity in earnings of unconsolidated
  subsidiaries.............................       9,792            --              --           9,792
Investment in unconsolidated
  subsidiaries.............................      12,746            --              --          12,746
Capital expenditures.......................      26,550         7,153           3,221          36,924
Total assets...............................  $1,471,937      $135,685        $196,165      $1,803,787

    The following tables reconcile segment profit to consolidated income from continuing operations before income taxes, minority interest and extraordinary items:

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

14. BUSINESS SEGMENT INFORMATION (CONTINUED)

1998
Segment profit..............................................  $136,818
Depreciation and amortization...............................   (46,898)
Interest, net...............................................   (76,505)
Stock option credit.........................................     5,623
Managed care integration costs..............................   (16,962)
                                                              --------
Income from continuing operations before income taxes,
  minority interest and extraordinary items.................  $  2,076
                                                              ========
1999
Segment Profit..............................................  $226,042
Depreciation and amortization...............................   (68,921)
Interest, net...............................................   (93,752)
Stock option expense........................................       (18)
Managed care integration costs..............................    (6,238)
Special charges.............................................    (4,441)
                                                              --------
Income from continuing operations before income taxes,
  minority interest and extraordinary items.................  $ 52,672
                                                              ========
2000
Segment Profit..............................................  $230,764
Depreciation and amortization...............................   (75,413)
Interest, net...............................................   (97,286)
Special charges.............................................   (25,398)
                                                              --------
Income from continuing operations before income taxes,
  minority interest and extraordinary items.................  $ 32,667
                                                              ========

    Revenue generated and long-lived assets located in foreign countries are not material. Revenues from two customers of the Company's behavioral managed healthcare segment each represented approximately $284 million and $227 million of the Company's consolidated revenues for fiscal 2000 and $235 million and $214 million of the Company's consolidated revenues for fiscal 1999. In fiscal 1998, approximately $154 million in revenues were derived from one contract.

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 1999 and 2000.

                                                                  FOR THE QUARTER ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                       1999         2000        2000         2000
                                                   ------------   ---------   --------   -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000
Net Revenue......................................    $436,969     $466,200    $479,174      $491,211
                                                     --------     --------    --------      --------
Cost and expenses:
  Salaries, cost of care and other operating
    expenses.....................................     383,724      413,611     422,409       432,838
  Equity in earnings of unconsolidated
    subsidiaries.................................      (3,474)      (2,908)     (2,465)         (945)
  Depreciation and amortization..................      18,268       18,509      19,171        19,465
  Interest, net..................................      23,991       24,254      23,956        25,085
  Special charges, net...........................          --           --          --        25,398
                                                     --------     --------    --------      --------
                                                      422,509      453,466     463,071       501,841
                                                     --------     --------    --------      --------
Income (loss) from continuing operations before
  income taxes and minority interest.............      14,460       12,734      16,103       (10,630)
Provision for income taxes.......................       7,240        3,244       8,653        (3,659)
                                                     --------     --------    --------      --------
Income (loss) from continuing operations before
  minority interest..............................       7,220        9,490       7,450        (6,971)
Minority interest................................         142         (111)         74             9
                                                     --------     --------    --------      --------
Income (loss) from continuing operations.........       7,078        9,601       7,376        (6,980)
Discontinued operations:
  Income (loss) from discontinued operations.....      (4,412)     (55,137)     (2,418)       (3,254)
  Loss on disposal of discontinued operations....          --           --          --       (17,662)
                                                     --------     --------    --------      --------
                                                       (4,412)     (55,137)     (2,418)      (20,916)
                                                     --------     --------    --------      --------
Net income (loss)................................       2,666      (45,536)      4,958       (27,896)
Preferred dividend requirement and amortization
  of redeemable preferred stock issuance costs...         216        1,088       1,195         1,303
                                                     --------     --------    --------      --------
Income (loss) available to common stockholders...    $  2,450     $(46,624)   $  3,763      $(29,199)
                                                     ========     ========    ========      ========
  Weighted average number of shares outstanding
    -- basic.....................................      31,980       32,058      32,166        32,368
                                                     ========     ========    ========      ========
  Weighted average number of shares outstanding
    -- diluted...................................      33,324       38,589      38,878        32,368
                                                     ========     ========    ========      ========
Income (loss) per share available to common
  stockholders -- basic
  Income from continuing operations..............    $   0.22     $   0.27    $   0.19      $  (0.26)
                                                     ========     ========    ========      ========
  Income (loss) from discontinued operations.....    $  (0.14)    $  (1.72)   $  (0.07)     $  (0.64)
                                                     ========     ========    ========      ========
Net income (loss)................................    $   0.08     $  (1.45)   $   0.12      $  (0.90)
                                                     ========     ========    ========      ========
Income (loss) per common share available to
  common stockholders -- diluted:
  Income from continuing operations..............    $   0.21     $   0.25    $   0.19      $  (0.26)
                                                     ========     ========    ========      ========
  Income (loss) from discontinued operations.....    $  (0.13)    $  (1.43)   $  (0.06)     $  (0.64)
                                                     ========     ========    ========      ========
Net income (loss)................................    $   0.08     $  (1.18)   $   0.13      $  (0.90)
                                                     ========     ========    ========      ========

                MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                 FOR THE QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                      1998         1999        1999         1999
                                                  ------------   ---------   --------   -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999
Net Revenue.....................................    $402,290     $429,342    $418,680     $424,167
                                                    --------     --------    --------     --------
Cost and expenses:
  Salaries, cost of care and other operating
    expenses....................................     351,688      380,208     368,371      368,612
  Equity in earnings of unconsolidated
    subsidiaries................................      (3,783)      (6,262)     (8,196)      (2,201)
  Depreciation and amortization.................      16,567       16,690      18,701       16,963
  Interest, net.................................      24,122       24,229      22,662       22,739
  Stock option expense..........................          12            6          --           --
  Managed care integration costs................       1,750        2,119         522        1,847
  Special charges, net..........................       1,084        2,252          --        1,105
                                                    --------     --------    --------     --------
                                                     391,440      419,242     402,060      409,065
                                                    --------     --------    --------     --------
Income from continuing operations before income
  taxes and minority interest...................      10,850       10,100      16,620       15,102
Provision for income taxes......................       6,127        5,847       8,444        7,838
                                                    --------     --------    --------     --------
Income from continuing operations before
  minority interest.............................       4,723        4,253       8,176        7,264
Minority interest...............................         410          (34)        189           65
                                                    --------     --------    --------     --------
Income from continuing operations...............       4,313        4,287       7,987        7,199
Discontinued operations:
  Income (loss) from discontinued operations....        (132)        (330)     13,512       15,275
  Loss on Disposal of discontinued operations...          --           --          --      (47,423)
                                                    --------     --------    --------     --------
                                                        (132)        (330)     13,512      (32,148)
                                                    --------     --------    --------     --------
Net income (loss)...............................       4,181        3,957      21,499      (24,949)
Preferred dividend requirement and amortization
  of redeemable preferred stock issuance
  costs.........................................          --           --          --           --
                                                    --------     --------    --------     --------
Income (loss) available to common
  stockholders..................................    $  4,181     $  3,957    $ 21,499     $(24,949)
                                                    ========     ========    ========     ========
Weighted average number of shares
  outstanding-basic.............................      31,613       31,741      31,778       31,850
                                                    ========     ========    ========     ========
Weighted average number of shares outstanding-
  diluted.......................................      31,660       31,751      32,041       32,200
                                                    ========     ========    ========     ========
Income (loss) per common share available to
  common stockholders -- basic:
  Income from continuing operations.............    $   0.14     $   0.13    $   0.25     $   0.23
                                                    ========     ========    ========     ========
  Income (loss) from discontinued operations....    $  (0.01)    $  (0.01)   $   0.43     $  (1.01)
                                                    ========     ========    ========     ========
Net income (loss)...............................    $   0.13     $   0.12    $   0.68     $  (0.78)
                                                    ========     ========    ========     ========
Income (loss) per common share available to
  common stockholders -- diluted:
  Income from continuing operations.............    $   0.14     $   0.13    $   0.25     $   0.22
                                                    ========     ========    ========     ========
  Income (loss) from discontinued operations....    $  (0.01)    $  (0.01)   $   0.42     $  (1.00)
                                                    ========     ========    ========     ========
Net income (loss)...............................    $   0.13     $   0.12    $   0.67     $  (0.78)
                                                    ========     ========    ========     ========

                         MAGELLAN HEALTH SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          CHARGED TO
                             BALANCE AT    CHARGED TO       OTHER
                            BEGINNING OF   COSTS AND      ACCOUNTS--     DEDUCTIONS--      BALANCE AT
CLASSIFICATION                 PERIOD       EXPENSES       DESCRIBE        DESCRIBE       END OF PERIOD
--------------              ------------   ----------     ----------     ------------     -------------
Fiscal year ended
  September 30, 1998:
  Allowance for doubtful                                   $15,031(A)      $24,440(B)
    accounts..............     $40,311       $ 4,977(D)      4,376(C)        5,388(F)        $34,867
                               -------       -------       -------         -------           -------
                               $40,311       $ 4,977       $19,407         $29,828           $34,867
                               =======       =======       =======         =======           =======
Fiscal year ended
  September 30, 1999:
                                                                           $ 1,280(B)
  Allowance for doubtful                     $ 3,277(D)    $ 2,362(A)          672(F)
    accounts..............     $34,867        (8,072)(E)       604(C)        2,649(H)        $28,437
                               -------       -------       -------         -------           -------
                               $34,867       $(4,795)      $ 2,966         $ 4,601           $28,437
                               =======       =======       =======         =======           =======
Fiscal year ended
  September 30, 2000:
  Allowance for doubtful                                                   $ 3,355(B)
    accounts..............     $28,437       $ 8,651(D)    $   494(A)       22,635(C)        $11,592
                               -------       -------       -------         -------           -------
                               $28,437       $ 8,651       $   494         $25,990           $11,592
                               =======       =======       =======         =======           =======

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