Form 10-Q
period 2000-12-31
MAGELLAN HEALTH SERVICES INC
filed 2001-02-08
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	58-1076937 (IRS Employer Identification No.)
6950 Columbia Gateway Drive Suite 400 Columbia, Maryland (Address of principal executive offices)	21046 (Zip code)

(410) 953-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of January 31, 2001 was 34,936,991.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I—Financial Information:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets—September 30, 2000 and December 31, 2000	2
Condensed Consolidated Statements of Operations—For the Three Months ended December 31, 1999 and 2000	3
Condensed Consolidated Statements of Cash Flows—For the Three Months ended December 31, 1999 and 2000	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	18
PART II—Other Information:
Item 1: Legal Proceedings	25
Item 6: Exhibits and Reports on Form 8-K	25
Signatures	26

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2000	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$41,628	$27,994
Accounts receivable, net	137,224	158,572
Restricted cash and investments	117,723	101,378
Refundable income taxes	4,416	3,012
Other current assets	18,662	16,650

Total current assets	319,653	307,606
Property and equipment, net of accumulated depreciation of $95,101 at September 30, 2000 and $99,684 at December 31, 2000	112,612	106,288
Deferred income taxes	121,782	95,826
Investments in unconsolidated subsidiaries	12,746	9,431
Other long-term assets	10,235	12,241
Goodwill, net	1,074,753	1,056,416
Other intangible assets, net	152,006	147,980

	$1,803,787	$1,735,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,687	$36,312
Accrued liabilities	175,698	150,909
Medical claims payable	219,375	220,562
Current maturities of long-term debt and capital lease obligations	34,119	34,771

Total current liabilities	469,879	442,554

Long-term debt and capital lease obligations	1,063,928	1,017,703

Deferred credits and other long-term liabilities	83,226	81,729

Minority interest	456	430

Commitments and contingencies
Redeemable preferred stock	57,834	59,066

Stockholders' equity:
Preferred stock, without par value
Authorized—9,793 shares at September 30, 2000 and December 31, 2000 Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares Issued and outstanding—34,936 shares at September 30, 2000 and December 31, 2000	8,733	8,733
Other stockholders' equity
Additional paid-in capital	349,541	348,309
Accumulated deficit	(210,358)	(203,216)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2000 and December 31, 2000	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(193)	(261)

Total stockholders' equity	128,464	134,306

	$1,803,787	$1,735,788

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended December 31,
	1999	2000
Net revenue	$385,705	$445,926

Cost and expenses:
Salaries, cost of care and other operating expenses	337,698	374,812
Equity in earnings of unconsolidated subsidiaries	(3,474)	(231)
Depreciation and amortization	16,680	17,303
Interest, net	23,991	23,582
Special charges	—	3,340

	374,895	418,806

Income from continuing operations before income taxes and minority interest	10,810	27,120
Provision for income taxes	5,780	13,260

Income from continuing operations before minority interest	5,030	13,860
Minority interest	(142)	1

Income from continuing operations	4,888	13,861
Discontinued operations:
Income (loss) from discontinued operations net of income tax (benefit) provision of $(915) in 1999 and $3,149 in 2000	(2,222)	5,021
Loss on disposal of discontinued operations, including income tax provision of $9,545	—	(11,740)

	(2,222)	(6,719)

Net income	2,666	7,142
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	216	1,232

Income available to common stockholders	2,450	5,910
Other comprehensive loss	(32)	(158)

Comprehensive income	$2,418	$5,752

Weighted average number of common shares outstanding—basic	31,980	32,648

Weighted average number of common shares outstanding—diluted	33,324	39,778

Income (loss) per common share available to common stockholders—basic:
Income from continuing operations	$0.15	$0.39

Loss from discontinued operations	$(0.07)	$(0.21)

Net income	$0.08	$0.18

Income (loss) per common share available to common stockholders—diluted:
Income from continuing operations	$0.15	$0.35

Loss from discontinued operations	$(0.07)	$(0.17)

Net income	$0.08	$0.18

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended December 31,
	1999	2000
Cash flows from operating activities:
Net income	$2,666	$7,142
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	—	3,340
Depreciation and amortization	19,364	19,286
Other non-cash portion of discontinued operations	—	2,195
Equity in earnings of unconsolidated subsidiaries	(3,474)	(231)
Non-cash interest expense	1,116	1,301
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	2,867	(25,525)
Restricted cash and investments	4,357	16,345
Other assets	(1,374)	35
Accounts payable and other accrued liabilities	(7,884)	(24,785)
Medical claims payable	3,157	(170)
Income taxes payable and deferred income taxes	3,813	27,360
Other liabilities	(434)	(1,498)
Other	437	(71)

Total adjustments	21,945	17,582

Net cash provided by operating activities	24,611	24,724

Cash flows from investing activities:
Capital expenditures	(6,482)	(3,169)
Acquisitions and investments in businesses, net of cash acquired and return of escrowed funds	(4,149)	—
Distributions received from unconsolidated subsidiaries	3,140	3,475
Decrease in assets restricted for settlement of unpaid claims	314	—
Proceeds from sale of assets, net of transaction costs	(1,576)	6,908

Net cash (used in) provided by investing activities	(8,753)	7,214

Cash flows from financing activities:
Payments on debt and capital lease obligations	(56,814)	(45,572)
Proceeds from issuance of redeemable preferred stock, net of issuance costs	56,793	—

Net cash used in financing activities	(21)	(45,572)

Net (decrease) increase in cash and cash equivalents	15,837	(13,634)
Cash and cash equivalents at beginning of period	37,440	41,628

Cash and cash equivalents at end of period	$53,277	$27,994

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000
(Unaudited)

NOTE A—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

    The Company operates in the behavioral managed healthcare business. This segment is described in further detail in Note J—"Business Segment Information."

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represents the business and interest that comprise the Company's human services business segment. Accordingly, the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services segments have been reported in the unaudited condensed consolidated financial statements of which these notes are a component as discontinued operations for all periods presented. In reporting the human services segment as discontinued operations, the Company has followed the provisions of Emerging Issues Task Force No. 95-18 ("EITF 95-18"), "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements."

    All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 2000 amounts to conform to fiscal 2001 presentation.

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2000 and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

NOTE B—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the three months ended December 31, 1999 and 2000 (in thousands):

	Three Months Ended December 31,
	1999	2000
Income taxes paid (refunds received)	$951	$(1,405)

Interest paid	$10,600	$12,872

NOTE C—Long-Term Debt and Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2000 and December 31, 2000 is as follows (in thousands):

	September 30, 2000	December 31, 2000
Credit Agreement:
Revolving Facility due through 2004	$30,000	$—
Term Loan Facility (10.313% to 10.813% at December 31, 2000) due through 2006	436,612	421,039
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% notes payable through 2005	35	35
Capital lease obligations due through 2014 (4.85% at December 31, 2000)	6,400	6,400

	1,098,047	1,052,474
Less amounts due within one year	34,119	34,771

	$1,063,928	$1,017,703

NOTE D—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 2000	December 31, 2000
Salaries, wages and other benefits	$21,411	$24,650
TRICARE Adjustments	22,603	4,682
Other	131,684	121,577

	$175,698	$150,909

NOTE E—Income per Common Share

    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended December 31,
	1999	2000
Numerator:
Income from continuing operations	$4,888	$13,861
Less preferred dividend requirement and amortization of redeemable preferred stock issuance costs	216	1,232

Income from continuing operations—basic	4,672	12,629
Add: presumed conversion of redeemable preferred stock	216	1,232

Income from continuing operations—diluted	$4,888	$13,861

Denominator:
Average number of common shares outstanding—basic	31,980	32,648
Common stock equivalents—stock options	177	275
Common stock equivalents—warrants	3	—
Common stock equivalents—redeemable preferred stock	1,164	6,855

Average number of common shares outstanding—diluted	33,324	39,778

Income from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.15	$0.39

Diluted (diluted numerator/diluted denominator)	$0.15	$0.35

    Conversion of the redeemable preferred stock (see Note K "Redeemable Preferred Stock") was presumed outstanding for the seventeen days during the period ended December 31, 1999, and for the entire three months ended December 31, 2000. Certain stock option and warrants which were outstanding during the three months ended December 31, 1999 and 2000, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

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

	September 30, 2000	December 31, 2000
Current assets	$19,144	$25,163
Property and equipment, net	132	206

Total assets	$19,276	$25,369

Current liabilities	$16,212	$20,013
Partners' capital	3,064	5,356

Total liabilities and partners' capital	$19,276	$25,369

Company investment in Choice	$1,532	$2,678

	Three Months Ended December 31,
	1999	2000
Net revenue	$14,047	$15,029
Operating expenses	7,422	6,537

Net income	$6,625	$8,492

Company equity income	$3,313	$4,246

Cash distribution from Choice	$3,140	$3,100

    Premier Behavioral Systems, LLC.  The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2000 and December 31, 2000 was $8.1 million and $3.4 million, respectively. The Company's equity in losses of Premier for the three months ended December 31, 1999 and 2000 was $0.1 million and $4.7 million.

NOTE G—Discontinued Operations

Healthcare Provider and Franchising Segments

    During fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities ("Crescent") for $417.2 million in cash and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% ownership interest of CBHS was owned by COI.

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

  •
  The Company transferred certain other real estate and interests related to the healthcare provider business to CBHS.

Healthcare Franchising Interests

  •
  The Company transferred its healthcare franchising interests to CBHS, which included Charter Advantage, LLC, the Charter call center operation, the Charter name and related intellectual property. The Company was released from performing any further franchise services or incurring future franchising expenses.

  •
  The Company forgave prepaid call center management fees of approximately $2.7 million.

  •
  The Company forgave unpaid franchise fees of approximately $115 million.

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    The Company's original plan of disposal contemplated that the disposition of all provider joint venture interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, has closed two of the five hospital-based joint ventures, sold the assets and operations of one of the joint ventures subsequent to December 31, 2000 and is currently negotiating to sell its interest in the remaining two joint ventures. The proceeds from these sales will be transferred to CBHS subject to all rights of offset the Company has for certain amounts due from CBHS and certain other matters related to CBHS's bankruptcy proceedings (see discussion below). The Company is attempting to resolve with CBHS the amounts due to and from CBHS, which resolution, if any, will be subject to approvals required by CBHS's bankruptcy proceedings. Accordingly, these sales and transfers are not entirely within the control of the Company. The Company anticipates resolving these matters in fiscal 2001.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. The Company has no material receivables from CBHS apart from any amount which may be owed in the future for indemnification claims under the previously described provisions of the CBHS Transactions. In connection with the bankruptcy proceedings, CBHS has indicated it believes it has claims against the Company regarding certain previous transactions. The Company believes such claims are without merit and intends to vigorously defend such claims. The Company does not believe that CBHS' bankruptcy will have a material impact on its financial position.

Specialty Managed Healthcare Segment

    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provided specialty managed care services, including risk-based products and administrative services to a variety of insurance companies and other customers. Allied's products included, among other things, claims authorization, analysis, adjudication and payment, comprising multiple clinical specialties. The Company paid approximately $54.5 million for Allied, with cash on hand. On February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), which also provided specialty managed care services. The initial purchase price of Vivra was $10.25 million, excluding transaction costs. Allied and Vivra, as well as certain other related assets comprised the Company's specialty managed healthcare segment. The Company accounted for the Allied and Vivra acquisitions using the purchase method of accounting.

    On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprise the company's specialty managed healthcare segment. The Company is exiting the specialty managed healthcare business via sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company does not expect to receive significant proceeds from the sale of these assets. Further, the Company is actively exiting all significant contracts entered into by Allied and Vivra. This effort is expected to be completed by September 30, 2001.

Human Services Segment

    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement (the "Mentor Agreement") for the sale of Mentor. Under the terms of the Mentor Agreement, the Company will receive up to $121 million (of which up to $15 million will be in the form of interest-bearing promissory notes) less certain assumed liabilities. The Company anticipates the net cash proceeds at the time of closing will approximate $92 million. The use of proceeds from the sale are restricted by the Company's Credit Agreement which requires that half of the net cash proceeds be applied to reduction of term loans. Closing of the transactions contemplated by the Mentor Agreement is anticipated to occur within 90 days of its execution and is subject to regulatory approvals, buyer financing commitments and other customary closing conditions. While management believes that the Company will consummate the transaction, there can be no assurances in that regard.

Accounting for Discontinued Operations

    The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. Further, although the Company entered into the Mentor Agreement on January 18, 2001 (the measurement date), EITF 95-18 provides that the estimated loss from disposal and segment operating results for the human services segment should be presented as discontinued operations in the yet to be issued financial statements, if those statements are filed subsequent to the measurement date. The

Company recorded an after-tax loss on disposal of its human services segment of approximately $11.7 million.

    The summarized results of discontinued operations segments are as follows (in thousands):

	Three Months Ended December 31, 1999	Three Months Ended December 31, 2000
Healthcare Provider Segment
Net revenue(1)	$—	$3,119

Salaries, cost of care and other operating expenses(1)	—	2,936
Depreciation and amortization	—	—
Other expenses(2)(3)	—	73

Net income	$—	$110

Speciality Managed Healthcare Segment
Net revenue	$44,856	$10,263

Salaries, cost of care and other operating expenses(4)	50,547	5,401
Depreciation and amortization	1,096	—
Other expenses (income)(2)(3)	(2,375)	1,702

Net income (loss)(5)	$(4,412)	$3,160

Human Services Segment
Net revenue	$51,264	$53,470

Salaries, cost of care and other operating expenses	46,026	48,362
Depreciation and amortization	1,588	1,983
Other expenses(2)(3)(6)	1,460	13,114

Net income (loss)	$2,190	$(9,989)

Discontinued Operations—Combined
Net revenue	$96,120	$66,852

Salaries, cost of care and other operating expenses	96,573	56,699
Depreciation and amortization	2,684	1,983
Other expenses (income)	(915)	14,889

Net loss	$(2,222)	$(6,719)

(1)
Fiscal 2001 amounts reflect settlements of certain outstanding Medicare and Medicaid cost reports, cost of collection and settlement of other liabilities.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes and minority interest.

(4)
Fiscal 2001 amounts include a $4.9 million favorable change in estimate regarding settlement of an obligation.

(5)
Fiscal 2001 amount excludes loss of $1.8 million from the operations of the specialty managed healthcare segments that were provided for during the fourth quarter of fiscal 2000. See "Remaining Assets and Liabilities—Specialty Managed Healthcare Segment" elsewhere herein.

(6)
Fiscal 2001 amounts include an estimated loss on disposal of approximately $11.7 million. See "Loss on Disposal of Human Services Segment" elsewhere herein.

Loss on Disposal of Human Services Segment

    The summary of the estimated loss on disposal recorded during fiscal 2001 related to the disposal of the Company's human services segment is as follows (in thousands):

Estimated net proceeds from sale(1)	$108,870
Less:
Estimated net book value of assets	115,590
Estimated operating income from the measurement date to the disposal date	4,525

Estimated loss before taxes	(2,195)
Income tax provision(2)	(9,545)

Total estimated loss(3)	$(11,740)

(1)
Net of certain assumed liabilities

(2)
Amount includes provision for income taxes related to $26.1 million of goodwill which has no tax basis.

(3)
The estimated loss may change based upon purchase price settlements at the time of closing.

Remaining Assets and Liabilities

    Healthcare Provider and Healthcare Franchising—Segments.  The remaining assets and liabilities of the healthcare provider business at December 31, 2000 include, among other things, (i) hospital-based real estate of $5.4 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate, (iii) reserve for discontinued operations of $5.4 million and (iv) accrued liabilities of $12.9 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note H—"Commitments and Contingencies."

    The following table provides a roll-forward of liabilities resulting from the CBHS Transactions
(in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance December 31, 2000
Transaction costs and legal fees	$1,749	$—	$(412)	$1,337
Provider JV working capital	3,116	—	—	3,116
Other	905	—		905

	$5,770	$—	$(412)	$5,358

Specialty Managed Healthcare Segment.

    The remaining assets and liabilities of the specialty managed healthcare segment at December 31, 2000 include, among other things, (i) cash and accounts receivable of $9.9 million, (ii) property and equipment of $1.8 million, (iii) medical claims payable of $6.3 million, (iv) reserve for discontinued operations of $6.8 million and (v) accounts payable and accrued liabilities of $13.6 million.

    The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment:

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance December 31, 2000
Accrued losses	$3,531	$—	$(1,399)	$2,132
Lease exit costs	5,051	(397)	4,654

	$8,582	$—	$(1,796)	$6,786

NOTE H—Commitments and Contingencies

    Until July 2, 1999 the Company was self-insured for a portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million, and the Company believes that all claims will be settled within this limit.

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

    Five affiliated outpatient clinic providers ("the Providers") that are participating providers in the TennCare program asserted claims against Premier, in which the Company has a 50% interest, and Green Spring Health Services, Inc., a wholly-owned subsidiary of the Company ("Green Spring"), alleging among other things that Premier and Green Spring failed to pay the providers in accordance with their contracts. Two of the five arbitrations have resulted in a $6.4 million award to the Providers. Premier and Green Spring believe that the arbitration decisions are erroneous and are pursuing vigorously their rights of appeal to overturn the awards. The other three arbitrations are at various stages of proceedings. The claims in the remaining arbitrations that are based on the same theory upon which the prior awards were based total approximately $9.5 million in the aggregate. Management intends to vigorously defend these claims. The Company believes that adequate reserves have been recorded with respect to any potential losses in these matters.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. On February 1, 2001, the court entered an order dismissing all of the claims asserted by Wachovia with the exception of the contractual indemnification claim. While the claim is in its initial stage and an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996. The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premium paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper claims practices, plus interest, costs and attorneys' fees. While the claims are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously.

    The Company is also subject to or party to other litigation, claims, and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under insurance policies with a customer of the Company and (ii) a provider at a Company facility violated privacy rights of certain patients. The Company is also subject to certain contingencies in connection with the CBHS bankruptcy as discussed in Note G. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of TRICARE (formerly CHAMPUS). The fixed monthly amounts that the Company receives for medical costs under TRICARE contracts are subject to retroactive adjustment ("TRICARE Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company recorded reserves of approximately $22.6 million and $4.7 million as of September 30, 2000 and December 31, 2000, respectively, for TRICARE Adjustments. During the first quarter of fiscal 2000, the Company reached a settlement agreement with a contractor under one of its TRICARE contracts whereby the Company agreed to pay approximately $38.1 million to the contractor. During the first quarter of 2001, the Company and the contractor under one of its TRICARE contracts agreed to a settlement of their joint appeal of the Department of Defense's retroactive adjustment and other contractual issues resulting in the Company receiving a retroactive payment of approximately $21.3 million in January 2001. The Company recorded a benefit of $22.5 million, including $2.1 million of interest income and reversal of certain previously recorded estimates related to this settlement during the three months ended December 31, 2000. While management believes that the present reserve for TRICARE Adjustments is reasonable, ultimate settlement resulting from the adjustment and available appeal process may vary from the amount provided.

NOTE I—Special Charges

    In December 2000, the Company sold its Canadian operations to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations results in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.1 million and will receive an additional $1.3 million in two installments payable in December 2001 and 2002. Proceeds received from the sale will be used to reduce debt.

    During the fourth quarter of fiscal 2000 the Company incurred special charges of $9.6 million, net of the $1.9 million non-recurring gain on the sale of the corporate aircraft, related to the closure of certain provider offices and restructuring of the corporate function and certain behavioral managed healthcare office sites. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2000	Payments	Balance December 31, 2000
Employee severance and termination benefits	$5,866	$(2,496)	$3,370
Lease termination costs	4,710	(200)	4,510
Other	868	(274)	594

	$11,444	$(2,970)	$8,474

NOTE J—Business Segment Information

    The Company operates in the behavioral managed healthcare business. The Company provides behavioral managed care services to health plans, insurance companies, corporations, labor unions and various governmental agencies for individuals with mental retardation. In conjunction with the discontinuance of its other segments, the Company is evaluating its remaining business segment to determine if additional segment disclosure is warranted. The Company anticipates completion of the evaluation during fiscal 2001.

    The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest, net, special charges, net, income taxes and minority interest ("Segment profit").

	Behavioral Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months ended December 31, 1999
Net revenue	$385,705	$—	$385,705

Segment profit	$54,921	$(3,440)	$51,481

Three Months ended December 31, 2000
Net revenue	$445,926	$—	$445,926

Segment profit	$74,631	$(3,286)	$71,345

    The following tables reconcile Segment profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended December 31,
	1999	2000
Segment profit	$51,481	$71,345
Depreciation and amortization	(16,680)	(17,303)
Interest, net	(23,991)	(23,582)
Special charges	—	(3,340)

Income from continuing operations before income taxes and minority interest	$10,810	$27,120

NOTE K—Redeemable Preferred Stock

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

    The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

December 31, 2000
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Fair value of Series A Option at issuance	(3,366)

Total redeemable convertible preferred stock	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	4,508
Fair value of Series A Option at issuance	3,366
Issuance costs, net of amortization of $526	(4,505)

$59,066

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

    On June 17, 1997, the Company consummated the Crescent Transactions (as defined), which provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy to increase its participation in the managed healthcare industry. The Company used the net cash proceeds of approximately $200 million, after debt repayment, to finance the acquisitions of HAI and Allied in December 1997. The Company further implemented its business strategy through the acquisition of Merit in February 1998.

    On September 10, 1999, the Company consummated the CBHS Transactions. The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest included in the Company's specialty managed healthcare segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), the Company's human services segment.

    APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods related to the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments.

    The Company currently operates one business segment which is engaged in the behavioral managed healthcare business. The Company's behavioral managed healthcare segment coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and alternative care services (such as residential treatment and home or community-based programs). The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products.

    At December 31, 2000, the Company's behavioral managed healthcare segment managed the behavioral healthcare benefits of approximately 68.3 million individuals. In conjunction with the discontinuance of its other business segments, the Company is evaluating the remaining business segment to determine if additional segment disclosure is warranted. The Company anticipates completion of the evaluation during fiscal 2001.

    This Form 10-Q and other statements issued or made from time to time by Magellan Health Services, Inc. or its representatives contain statements which may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Magellan and members of its management team, as well as the assumptions on which such statements are based. Words or phrases such as "should result," "are expected to," "anticipate," "estimate", "project" or similar expressions are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guaranteed of future performance and involve risks and uncertainties and that actual results may differ materially from those comtemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which information is hereby incorporated by reference in this Form 10-Q. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Results of Operations

    The following tables summarize, for the periods indicated, operating results by continuing business segment (in thousands).

	Behavioral Managed Healthcare	Corporate Overhead and other	Consolidated
Three Months Ended December 31, 1999
Net revenue	$385,705	$—	$385,705

Salaries, cost of care and other operating expenses	334,258	3,440	337,698
Equity in earnings of unconsolidated subsidiaries	(3,474)	—	(3,474)

	330,784	3,440	334,224

Segment profit(1)	$54,921	$(3,440)	$51,481

Three Months Ended December 31, 2000
Net revenue	$445,926	$—	$445,926

Salaries, cost of care and other operating expenses	371,526	3,286	374,812
Equity in earnings of unconsolidated subsidiaries	(231)	—	(231)

	371,295	3,286	374,581

Segment profit(1)	$74,631	$(3,286)	$71,345

(1)
The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, net interest, special charges, income taxes and minority interest. See Note J—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Quarter ended December 31, 2000, compared to the same period of fiscal 2000

    Behavioral Managed Healthcare.  Revenue increased 15.6% or $60.2 million, to $445.9 million for the quarter ended December 31, 2000. Salaries, cost of care and other operating expenses increased 11.0% or $37.1 million, to $374.8 million for the quarter ended December 31, 2000. Revenue in the 2001 period benefited from a $20.4 million retroactive pricing adjustment related to a customer contract. The remaining increases are primarily a result of increased membership growth and new contracts. Equity in earnings of unconsolidated subsidiaries decreased approximately $3.2 million, or 93.3% to $0.2 million for the quarter ended December 31, 2000. This decrease was a result of decreased earnings of Premier Behavioral Systems of Tennessee, LLC ("Premier"), in which the Company maintains a 50% interest. The decrease in Premier's profitability was a result of increased accruals for potential loss from certain legal actions, which impacted the Company by $5.5 million in the 2001 period. See Note H—"Commitments and Contingencies" elsewhere herein. Total covered lives increased 4.4%, or 3.0 million, to 68.3 million at December 31, 2000. The increase in total covered lives excludes 2.2 million lives which were transferred in conjunction with the sale of the Company's Canadian and provider businesses.

    Depreciation and Amortization.  Depreciation and amortization increased 3.7%, or $0.6 million, to $17.3 million for quarter ended December 31, 2000, from $16.7 million in the same period in fiscal 2000. The increase is primarily attributable to depreciation of capital expenditures and earn-out payments made to Aetna during fiscal 2000.

    Interest, net.  Interest expense, net was $23.6 million and $24.0 million for the quarters ended December 31, 2000 and 1999, respectively. The 2001 period benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. The remaining increase as compared to the fiscal 2000 period is a result of higher borrowing rates in the 2001 period.

    Other Items.  The Company recorded a special charge of approximately $3.3 million during the quarter ended December 31, 2000. This charge relates to the loss on the sale of the Company's Canadian subsidiary. See Note I—"Special Charges" elsewhere herein.

    The Company's effective income tax rate decreased to 48.9% for the quarter ended December 31, 2000, from 53.5% for the same period in fiscal 2000. The decrease is primarily attributable to the Company's increased level of earnings in the fiscal 2001 period relative to the amount of non-deductible goodwill amortization expense associated with the certain acquisitions.

    Discontinued Operations.  The following table summarizes income (loss) from discontinued operations, net of tax for the three months ended December 31:

	1999	2000
Healthcare provider segment	$—	$110
Specialty managed healthcare segment	(4,412)	3,160
Human services segment	2,190	1,751

	$(2,222)	$5,021

    Income from the healthcare provider segment for the fiscal 2001 period is a result of positive settlement of outstanding Medicare and Medicaid cost reports offset by the cost of collections and settlement of other liabilities.

    The income from the specialty managed healthcare segment for the 2001 period represents a settlement of an obligation for less than the amount previously estimated. During the 2000 period, the segment's profitability was adversely affected by increased cost of care in certain customer contracts. The Company is currently continuing its planned exit from the specialty managed healthcare segment and anticipates completion of this effort no later than September 30, 2001.

    Income from the human services segment decreased 20%, or $0.4 million, to $1.8 million for the 2001 period from $2.2 million in the 2000 period. This decrease is a result of reduced profitability and exit costs incurred related to certain contracts and operations and increased spending on conversion of computer systems.

    The Company recorded an estimated loss on disposal of discontinued operations of approximately $11.7 million during the 2001 period. This loss is the estimated loss on the sale of the human services segment and is comprised of an estimated loss of $2.2 million and tax provision of $9.5 million. The tax provision results from a lower tax basis, primarily due to approximately $26.1 million of goodwill, which has no tax basis.

Historical Liquidity and Capital Resources

    Operating Activities  The Company's net cash provided by operating activities was $24.7 million and $24.6 million for the three months ended December 31, 2000 and 1999, respectively. During the fiscal 2001 period, operating cash flows were negatively impacted by approximately $16.5 million of cash outflows associated with discontinued operations, severance and other exit costs accrued for during the fourth quarter of fiscal 2000. During the fiscal 2000 period, non-recurring cash inflows of approximately $24.0 million related to cost report settlements and non-recurring cash payments totaling $38.1 million related to TRICARE Adjustments were incurred.

    Investing Activities  Capital expenditures decreased 51.1%, or $3.3 million, to $3.2 million for the current year period, compared to $6.5 million in the prior year period. The decrease was primarily a result of increased capital requirements in the fiscal 2000 period related to integration and system enhancement activities and deferral of capital projects in the fiscal 2001 period.

    During the fiscal 2000 period, the Company acquired business in its human services segment and paid contingent purchase consideration related to previously acquired businesses.

    Financing Activities  The Company repaid $45.6 million of indebtedness outstanding under the Revolving Facility (as defined herein) and the Term Loan Facility (as defined herein) during the three months ended December 31, 2000. As of December 31, 2000, the Company had $116.7 million of availability under the Revolving Facility, excluding $33.3 million of availability reserved for certain letters of credit.

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the quarter ended December 31, 1999, for a total price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See Note K—"Redeemable Preferred Stock" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Outlook—Liquidity and Capital Resources

    Debt Service Obligations.  The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $421.0 million, as of December 31, 2000, under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2001	$26.1
2002	42.5
2003	79.2
2004	134.7
2005	113.4
2006 and beyond	$650.1

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had no outstanding borrowings and $33.3 in letters of credit under the Revolving Facility as of December 31, 2000.

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

    The Company paid $60.0 million to Aetna for the Contract Years ended December 31, 1998 and 1999. The full $60.0 million payment related to Contract Year 3 was paid subsequent to December 31, 2000 and, therefore the liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's consolidated balance sheet as of December 31, 2000.

    By virtue of acquiring Merit, the Company may be required to make certain payments to the former shareholders of CMG Health, Inc. ("CMG"), a managed behavioral healthcare company that was acquired by Merit, in September 1997. Such contingent payments are subject to an aggregate maximum of $23.5 million. The Company has initiated legal proceedings against certain former owners of CMG with respect to representations made by such former owners in conjunction with Merit's acquisition of CMG. Whether any contingent payments will be made to the former shareholders of CMG and the amount and timing of contingent payments, if any, may be subject to the outcome of these proceedings.

    Revolving Facility and Liquidity.  The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At December 31, 2000, the Company had approximately $116.7 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $30.8 million for capital expenditures in the remainder of fiscal 2001. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility, will be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments, if any, with respect to HAI and CMG, and other investing and financing activities over the next year. The Company expects to have significant liquidity needs during the second fiscal quarter of fiscal 2001 including, but not limited to, semi-annual interest payments on the Notes of $28.1 million and contingent consideration payable to Aetna of $60.0 million. The Company expects its borrowing capacity under the Revolving Facility may decline to approximately $65.0 million to $75.0 million by March 31, 2001 subject to, among other things: (i) the timing and amount of contingent consideration paid related to HAI and CMG (if any), (ii) operating and cash flow performance of the Company in fiscal 2001 and (iii) capital resources needed to pursue certain new risk-based managed care business. The Company's future operating performance and cash flow and its ability to service or refinance the Notes or to extend or refinance the indebtedness outstanding pursuant to the Credit Agreement will be subject to future economic conditions and to financial, business, legal, regulatory and other factors, many of which are beyond the Company's control. The Company's liquidity may also be impacted by certain contingencies. See Note H—"Commitments and Contingencies" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

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

    Strategic Alternatives to Reduce Long-Term Debt and Improve Liquidity.  The Company continually evaluates strategic alternatives to reduce debt and improve liquidity, including issuance of equity or debt and disposition of non-core assets.

    On December 15, 1999, the Company received approximately $54.0 million of net proceeds (after transaction costs) upon issuance of Series A Preferred Stock to TPG. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50% of the proceeds being used for general corporate purposes. In addition, there can be no assurance that the Company will be able to consummate any other transaction that will improve its capital structure and/or liquidity.

    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement (the "Mentor Agreement") for the sale of Mentor. Under the terms of the Mentor Agreement, the Company will receive up to $121 million in consideration (of which up to $15 million will be in the form of interest-bearing promissory notes) less certain assumed liabilities. The Company anticipates the net cash proceeds at the time of closing will approximate $92 million. The use of proceeds from the sale are restricted by the Company's Credit Agreement which requires that half of the net cash proceeds be applied to reduction of term loans. Closing of the transactions comtemplated by the Mentor Agreement is anticipated to occur within 90 days of its execution and is subject to regulatory approvals, buyer financing commitments and other customary closing conditions. While management believes that the sale will be consummated, there can be no assurance in that regard. In addition there can be no assurances that the Company will be able to divest any other businesses or that the divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.

    Net Operating Loss Carryforwards.  During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the

IRS Agreement, the Company will pay approximately $1 million in taxes and interest to the IRS to resolve the assessment relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal income tax net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions.

  Recent Accounting Pronouncements

    In June 1998, Statement Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (FAS No. 133) was issued. FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company will be required to implement FAS No. 133 for all fiscal quarters for the fiscal year beginning October 1, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    Five affiliated outpatient clinic providers ("the Providers") that are participating providers in the TennCare program asserted claims against Premier, in which the Company has a 50% interest, and Green Spring Health Services, Inc., a wholly-owned subsidiary of the Company ("Green Spring") alleging among other things that Premier and Green Spring failed to pay the providers in accordance with their contracts. Subsequent to December 31, 2000, one of the arbitrations resulted in an award of $2.6 million to the Providers, which together with a previous award under one of the other arbitrations amounts to aggregate awards of $6.4 million to the Providers. Premier and Green Spring believe that the arbitration decisions are erroneous and are pursuing vigorously their rights of appeal to overturn the awards. The other three arbitrations are at various stages of proceedings. The claims in the remaining arbitrations that are based on the same theory upon which the prior awards were based total approximately $9.5 million in the aggregate. Management intends to vigorously defend these claims. The Company believes that adequate reserves have been recorded with respect to any potential losses in these matters.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. On February 1, 2001, the court entered an order dismissing all of the claims asserted by Wachovia with the exception of the contractual indemnification claim. While the claim is in its initial stage and an outcome cannot be determined, the Company believes the claims of Wachovia are without merit and is defending them vigorously.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
10(a)	Share Purchase Agreement, dated December 4, 2000 among Green Spring Health Services of Canada Co., Green Spring Canadian Holding, Inc., Green Spring Health Services, Inc. and Family Guidance Group, Inc.
10(b)	Stock Purchase Agreement, dated as of January 15, 2001, by and among National Mentor, Inc., Magellan Public Network, Inc., Magellan Health Services, Inc. and National Mentor Holdings, Inc.
27	Financial Data Schedule.
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 7, 2001	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President, Finance and Legal
Date: February 7, 2001	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURES