Form 10-K/A
period 2000-09-30
MAGELLAN HEALTH SERVICES INC
filed 2001-03-27
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (I.R.S. Employer Identification No.)
6950 Columbia Gateway Drive Suite 400 Columbia, Maryland (Address of principal executive offices)	21046 (Zip Code)

Registrant's telephone number, including area code: (410) 953-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.25 par value)	Name of each exchange on which registered New York Stock Exchange

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

    DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy materials on Schedule 14A relating to its annual meeting of stockholders on February 21, 2001 are incorporated by reference into Part III as set forth herein.

MAGELLAN HEALTH SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2000

    The undersigned Registrant hereby amends Items 8 and 14 of its Annual Report on Form 10K for the fiscal year ended September 30, 2000, to include the audited financial statements of Choice Behavorial Health Partnership for the year ended December 31, 2000.

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

Recent Developments

    Divestiture of Specialty Managed Healthcare Business.  On October 4, 2000 the Board of Directors of the Company, adopted a formal plan of disposal of the specialty managed healthcare business segment. This action represents a disposal of a business segment under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on disposal of its specialty managed healthcare segment of approximately $17.7 million (primarily non-cash), in the fourth quarter of fiscal 2000. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra") on February 29, 2000 and Allied Health Group, Inc. ("Allied") on December 5, 1997. The initial purchase price of Vivra was $10.25 million and additional consideration of $10.0 million may be payable based upon future results. Approximately 30% of the voting interest in Vivra was owned by the investment firm Texas Pacific Group ("TPG") at the time of the Company's acquisition. Three of the Company's twelve board members are affiliated with TPG; however, these three Board members did not participate in the Board's approval of the Vivra acquisition. TPG is the holder of 59,063 shares of the Company's redeemable preferred stock, representing approximately 16% of the outstanding voting securities of the Company at September 30, 2000. See Note 7—"Redeemable Preferred Stock" to the Company's audited consolidated financial statements set forth elsewhere herein. The Company paid approximately $54.5 million for Allied.

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

    TPG Investment.  On December 15, 1999, the Company entered into an amended and restated definitive agreement with TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG"), pursuant to which TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase an additional approximately $21.0 million of Series A Preferred Stock. Net proceeds from issuance of the Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility (as defined) with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Option may be exercised in whole or in part at any time on or prior to June 15, 2002. The terms of the shares of Series A Preferred Stock issuable pursuant to the Option are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment. See Note 7—"Redeemable Preferred Stock" to the Company's audited consolidated financial statements set forth elsehwere herein.

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

    Human Affairs International, Incorporated Acquisition.  On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/U.S. Healthcare ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna through 2003. The Company has made additional purchase price payments totaling $120 million through September 30, 2000. The amount and timing of the payments will be contingent upon the number of HAI's covered lives in specified products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources."

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

    Open Minds divides the managed behavioral healthcare industry as of July 2000 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

Category of Care	Beneficiaries (In millions)	Percent of total
Risk-Based Network Products	62.9	30.1%
EAPs	51.0	24.3
Integrated Products	15.5	7.4
Utilization Review/Care Management Products	37.4	17.9
Non-Risk-Based Network Products	42.4	20.3

Total	209.2	100.0%

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

    According to Open Minds, industry enrollment in risk-based products has grown from approximately 13.6 million covered lives in 1993 to approximately 62.9 million covered lives in 2000, a compound annual growth rate of over 24%. Despite this growth, only approximately 30% of total managed behavioral healthcare covered lives were enrolled in risk-based products as of July, 2000. The Company believes that the market for risk-based products has grown and will continue to grow as payors attempt to reduce their responsibility for the cost of providing behavioral healthcare while ensuring an appropriate level of access to care. Risk-based products can generate significantly greater revenue per covered life than other non-risk product types. See "Cautionary Statements—Risk—Based Products."

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

    For financial information regarding the business segments see Note 14—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

Behavioral Managed Healthcare Products and Services

    General.  The following table sets forth the approximate number of covered lives as of September 30, 1999 and 2000 and revenue for fiscal 1999 and 2000 for the types of behavioral managed healthcare programs offered by the Company:

Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
1999
Risk-Based Products(1)	35.8	53.9%	$1,282.8	86.5%
ASO products	30.6	46.1	200.4	13.5

Total	66.4	100.0%	$1,483.2	100.0%

2000
Risk-Based Products(1)	39.1	55.1%	$1,453.4	87.8%
ASO products	31.9	44.9	201.7	12.2

Total	71.0	100.0%	$1,655.1	100.0%

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

Behavioral Managed Healthcare Customers

    General.  The following table sets forth the approximate number of covered lives as of September 30, 1999 and 2000 and revenue for fiscal 1999 and 2000 in each of the Company's behavioral customer groups described below:

Market	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
1999
Workplace (Corporations and Labor Unions)	27.0	40.7%	$230.6	15.5%
Health Plans	36.5	54.9	846.9	57.1
Public Sector (Primarily Medicaid)	2.9	4.4	405.9	27.4

Total	66.4	100.0%	$1,483.2	100.0%

2000
Workplace (Corporations and Labor Unions)	27.9	39.3%	$234.4	14.1%
Health Plans	40.1	56.5	951.1	57.5
Public Sector (Primarily Medicaid)	3.0	4.2	469.6	28.4

Total	71.0	100.0%	$1,655.1	100.0%

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

    Public Sector.  The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company expects that governmental agencies will continue to implement a significant number of managed care Medicaid programs through contracts with HMOs and that many HMOs will subcontract with behavioral managed healthcare organizations, such as the Company, for behavioral healthcare services. The Company also expects that other states will continue the trend of "carving-out" behavioral healthcare services from their general healthcare benefit plans and contracting directly with behavioral managed healthcare companies such as the Company. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "Cautionary Statements—Regulation".

Behavioral Managed Healthcare Contracts

    The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. See "Cautionary Statements—Risk-Based Products" and "Cautionary Statements—Reliance on Customer Contracts."

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

Competition

    Each segment of the Company's business is highly competitive. With respect to its behavioral managed healthcare business, the Company competes with large insurance companies, HMOs, PPOs, third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services directly to their employees or subscribers directly, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins. See "Cautionary Statements—Highly Competitive Industry."

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

    The Company believes it benefits from the competitive strengths described below:

     Industry Leadership.  The Company is the largest provider of behavioral managed healthcare services in the United States, according to enrollment data reported in Open Minds. The Company believes, based on data reported in Open Minds, that it also now has the number one market position in each of the major behavioral managed healthcare product markets in which it competes. The Company believes its position will enhance its ability to: (i) provide a consistent level of high quality service on a nationwide basis; (ii) enter into agreements with behavioral healthcare providers that allow it to control healthcare costs for its customers; and (iii) market its behavioral managed care products to large corporate, HMO and health insurance customers, which, the Company believes, increasingly prefer to be serviced by a single-source provider on a national basis. See "Cautionary Statements—Highly Competitive Industry" and "—Reliance on Customer Contracts" for a discussion of the risks associated with the highly competitive nature of the behavioral managed healthcare industry and the Company's reliance on contracts with payors of behavioral healthcare benefits, respectively.

    Broad Product Offering and Nationwide Provider Network.  The Company offers behavioral managed care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's provider network encompasses approximately 40,000 providers and 5,000 treatment facilities in all 50 states. The Company believes that the combination of its product offerings and its provider network allows the Company to meet its customers needs for behavioral managed healthcare on a nationwide basis, and positions the Company to capture incremental revenue opportunities resulting from the continued growth of the behavioral managed healthcare industry and the continued migration of its customers from ASO and EAP products to higher revenue risk-based products. See "Cautionary Statements—Risk-Based Products" for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

    Broad Base of Customer Relationships.  The Company believes that the breadth of its customer relationships are attributable to the Company's broad product offerings, nationwide provider network, commitment to quality care and ability to manage behavioral healthcare costs effectively. The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna and Humana; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies through commercial, Medicaid and other programs; and (v) the federal government through contracts with CHAMPUS, as defined, and the U.S. Postal Service. This broad base of customer relationships provides the Company with stable and diverse sources of revenue, earnings and cash flows and an established base from which to continue to increase covered lives and revenue. See "Cautionary Statements—Reliance on Customer Contracts" for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

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

    The Company's ability to repay or to refinance its indebtedness and to pay interest on its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can successfully implement its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized. See "Business—Business Strategy."

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

    In addition, because the Company's obligations under the Credit Agreement bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations."

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

    Dependence on Government Spending for Healthcare; Possible Impact of Healthcare Reform.  A significant portion of the Company's revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The

Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and there can be no assurance that future regulations or legislation will not have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Business—Industry—Areas of Growth" and "Business—Business Strategy."

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

    In addition, utilization review and TPA activities conducted by the Company are regulated by many states, which states impose requirements upon the Company that increase its business costs. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA, and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states. See "Business—Regulation—Insurance, HMO, and PPO Activities" and "—Utilization Review and Third-Party Administrator Activities."

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

    Highly Competitive Industry.  The industry in which the Company conducts its managed care businesses is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, TPAs, provider groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services to their employees or subscribers directly, rather than contracting with the Company for such services. See "Business—Competition."

    Risks Related to Amortization of Intangible Assets.  The Company's total assets at September 30, 2000 reflect goodwill of approximately $1.1 billion, which is amortized over 25 to 40 years, and other identifiable intangible assets (primarily customer lists, provider networks and treatment protocols) of approximately $152.0 million that are amortized over 4 to 30 years. At September 30, 2000, net intangible assets were 68.0% of total assets of $1.8 billion. The amortization periods used by the Company may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on the prospects of acquired companies. There can be no assurance that the value of such assets will ever be realized by the Company. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. During fiscal 2000 the Company recorded a $91.0 million impairment charge. This charge related to the write-down of certain long-lived assets of the Company's specialty managed healthcare segment and the Company's Group Practice Affiliates subsidiary (GPA). See Note 3—"Discontinued Operations" and Note 10—"Managed Care Integration Plan and Costs and Special Charges", to the Company's audited consolidated financial statements included elsewhere herein. Any determination requiring additional write-offs of a significant portion of unamortized intangible assets would adversely affect the Company's results of operations. A write-off of intangible assets could become necessary if the anticipated undiscounted cash flows of an acquired company do not support the carrying value of long-lived assets, including intangible assets.

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

    The Company carries professional liability insurance, subject to certain deductibles. There can be no assurance that such insurance will be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints or that, upon expiration thereof, sufficient insurance will be available on favorable terms, if at all. If the Company is unable to secure adequate insurance in the future, or if the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, there can be no assurance that the Company will not be subject to a liability that could have a material adverse effect on the Company. See "Business—Insurance" and "Legal Proceedings."

    The Company has certain potential liabilities relating to the self-insurance program it maintained with respect to its provider business prior to the Crescent Transactions. In addition, the Company continues to be subject to governmental investigations and inquiries, civil suits and other claims and assessments with respect to the provider business. See "Legal Proceedings" and Note 12—"Commitments and Contingencies", to the Company's audited consolidated financial statements included elsewhere herein.

Executive Officers of the Registrant

Name	Age	Position
Henry T. Harbin, M.D.	53	President, Chief Executive Officer and Director
Daniel S. Messina	45	Executive Vice President, Chief Operating Officer and Director
Mark S. Demilio	45	Executive Vice President, Finance and Legal
Clarissa C. Marques, Ph.D.	48	Executive Vice President and Chief Administrative Officer
Dennis P. Moody	43	Executive Vice President, Business Operations

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

    Dennis P. Moody became Executive Vice President of Business Operations in October 2000. Prior thereto, Mr. Moody served as President and Chief Operating Officer of the Health Plan Solutions Group since February 1998. Mr. Moody previously held the following positions with Merit from 1991 through 1997: Executive Vice President, National Business (1997), Executive Vice President, National Services (1995 – 1996), Executive Vice President, Regional Operations (1994 – 1995), and Regional Vice President (1991 – 1994).

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

Item 3. Legal Proceedings

    The management and administration of the delivery of behavioral managed healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Business Cautionary Statements—Professional Liability; Insurance." Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "—Insurance" and "Cautionary Statements—Professional Liability; Insurance."

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

    The Company also is subject to or party to other litigation, claims, and civil suits relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under insurance policies with a customer of the Company and (ii) a provider at a Company facility violated privacy rights of certain patients. In addition, the Company is subject to certain contingencies in connection with the CBHS bankruptcy as discussed in Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation and claims that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation and claims. Furthermore, management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

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

	Common Stock Sales Prices
Calendar Year	High		Low
1998
Fourth Quarter	10	3/4	6	3/8
1999
First Quarter	11	1/8	4	3/16
Second Quarter	10		3	9/16
Third Quarter	10	1/2	6	7/8
Fourth Quarter	7	1/4	5	5/16
2000
First Quarter	7	9/16	4	5/8
Second Quarter	4	13/16	1	15/16
Third Quarter	4		1	1/4

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

	Fiscal Year Ended September 30,
	1996	1997	1998	1999	2000
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue	$302,573	$463,872	$1,167,274	$1,674,479	$1,873,554
Salaries, cost of care and other operating expenses	299,855	436,169	1,043,251	1,468,879	1,652,582
Equity in (earnings) loss of unconsolidated subsidiaries	2,005	5,567	(12,795)	(20,442)	(9,792)
Depreciation and amortization	14,290	19,683	46,898	68,921	75,413
Interest, net	48,584	46,438	76,505	93,752	97,286
Stock option expense (credit)	914	4,292	(5,623)	18	—
Managed care integration costs	—	—	16,962	6,238	—
Special charges, net	1,221	—	—	4,441	25,398
Income (loss) from continuing operations before income taxes, minority interest and extraordinary items	(64,296)	(48,277)	2,076	52,672	32,667
Provision for (benefit from) income taxes	(25,719)	(19,311)	5,238	28,256	15,478
Income (loss) from continuing operations before minority interest and extraordinary items	(38,577)	(28,966)	(3,162)	24,416	17,189
Minority interest	4,531	6,856	4,094	630	114
Income (loss) from continuing operations before extraordinary items	(43,108)	(35,822)	(7,256)	23,786	17,075
Discontinued operations:
Income (loss) from discontinued operations	75,491	40,577	20,988	28,325	(65,221)
Loss on disposal of discontinued operations	—	—	—	(47,423)	(17,662)
Income (loss) before extraordinary items	32,383	4,755	13,732	4,688	(65,808)
Extraordinary items — losses on early extinguishments of debt	—	(5,253)	(33,015)	—	—
Net income (loss)	32,383	(498)	(19,283)	4,688	(65,808)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	—	3,802
Income (loss) available to common stockholders	$32,383	$(498)	$(19,283)	$4,688	$(69,610)
Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations before extraordinary items	(1.39)	(1.24)	(0.24)	0.75	0.41
Income (loss) from discontinued operations	2.43	1.41	0.68	(0.60)	(2.58)
Loss from extraordinary items	—	(0.18)	(1.07)	—	—
Net income (loss)	$1.04	$(0.02)	$(0.63)	$(0.15)	$(2.17)
Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations before extraordinary items	$(1.39)	$(1.24)	$(0.24)	$0.75	$0.41
Income (loss) from discontinued operations	2.43	1.41	0.68	(0.60)	(2.56)
Loss from extraordinary items	—	(0.18)	(1.07)	—	—
Net income (loss)	$1.04	$(0.02)	$(0.63)	$(0.15)	$(2.15)
Balance Sheet Data (end of period):
Current assets	$338,150	$507,038	$399,724	$374,927	$319,653
Current liabilities	274,316	219,376	454,766	474,268	469,879
Property and equipment, net	495,390	109,214	177,169	120,667	112,612
Total assets	1,140,137	896,868	1,917,088	1,881,615	1,803,787
Total debt and capital lease obligations	572,058	395,294	1,225,646	1,144,308	1,098,047
Stockholders' equity	121,817	159,498	188,433	196,696	128,464

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

  •
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

Results of Operations

    The following tables summarize, for the periods indicated, operating results by continuing business segments (in thousands).

Fiscal 1998	Behavioral Managed Healthcare	Human Services	Corporate Overhead and Other	Consolidated
Net revenue	$1,026,243	$141,031	$—	$1,167,274

Salaries, cost of care and other operating expenses	901,846	125,539	15,866	1,043,251
Equity in earnings of unconsolidated subsidiaries	(12,795)	—	—	(12,795)

	889,051	125,539	15,866	1,030,456

Segment Profit(1)	$137,192	$15,492	$(15,866)	$136,818

Fiscal 1999	Behavioral Managed Healthcare	Human Services	Corporate Overhead and Other	Consolidated
Net revenue	$1,483,202	$191,277	$—	$1,674,479

Salaries, cost of care and other operating expenses	1,285,391	169,549	13,939	1,468,879
Equity in earnings of unconsolidated subsidiaries	(20,442)	—	—	(20,442)

	1,264,949	169,549	13,939	1,448,437

Segment Profit(1)	$218,253	$21,728	$(13,939)	$226,042

Fiscal 2000	Behavioral Managed Healthcare	Human Services	Corporate Overhead and Other	Consolidated
Net revenue	$1,655,101	$218,453	—	$1,873,554

Salaries, cost of care and other operating expenses	1,442,964	196,332	13,286	1,652,582
Equity in earnings of unconsolidated subsidiaries	(9,792)	—	—	(9,792)

	1,433,172	196,332	13,286	1,642,790

Segment Profit(1)	$221,929	$22,121	$(13,286)	$230,764

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

    Depreciation and Amortization.  Depreciation and amortization increased 9.4%, or $6.5 million, to $75.4 million for fiscal 2000, from $68.9 million in fiscal 1999. The increase was primarily attributed to depreciation related to recent capital expenditures and amortization related to the additional purchase price payment of $60 million with respect to the HAI acquisition made in fiscal 2000. See Note 3—"Acquisitions and Joint Ventures" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

    Discontinued Operations.  The following tables summarize, for the periods indicated, income (loss) from discontinued operations, net of tax:

	1999	2000
Healthcare provider segment	$32,883	$—
Healthcare franchising segment	(3,238)	—
Specialty managed healthcare segment	(1,320)	(65,221)

	$28,325	$(65,221)

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

    Discontinued Operations.  The following tables summarize, for the periods indicated, income (loss) from discontinued operations, net of tax:

Segment	1998	1999
Health Care Provider Segment	$12,132	$32,883
Health Care Franchising Segment	8,399	(3,238)
Specialty Managed Healthcare Segment	457	(1,320)

	$20,988	$28,325

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

Outlook—Results of Operations

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

    Both the Company and Premier, in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program ("TennCare Contracts"). The Company's direct contract (exclusive of Premier) represented approximately 13.7% of the Company's behavioral managed healthcare revenue and approximately 12.1% of the

Company's consolidated revenue in fiscal 2000. The TennCare Contracts contained provisions that limited the Company's profits, subject to the recoupment of losses incurred in prior periods. An amendment to the contracts in July 2000 eliminated the ability to recoup prior period losses. The Company's profit under the TennCare Contracts benefited during fiscal 1999 and, to a lesser extent, during fiscal 2000 from the ability to recoup prior period losses. The Company's Segment Profit under the TennCare Contracts was lower in fiscal 2000 than fiscal 1999 as result of these contract provisions and accruals for potential losses related to litigation involving Premier in which the Company has a 50% interest. See Item 3—"Legal Proceedings". The Company anticipates segment profit in fiscal 2001 to be comparable to fiscal 2000.

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

Historical Liquidity and Capital Resources—Fiscal 1998-2000

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

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the quarter ended December 31, 1999, for a total price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See Note 7—"Redeemable Preferred Stock" to the Company's audited historical consolidated financial statements set forth elsewhere herein.

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

Fiscal Year	Remaining Principal Amount
2001	$34.1
2002	43.3
2003	80.7
2004	167.3
2005	115.6
2006	25.6
2007	—
2008	$625.0

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

October 1, 1998
Increase (decrease) in:
Cash and cash equivalents	$(21,092)
Other current assets	(9,538)
Long-term assets	(30,049)
Investment in unconsolidated subsidiaries	26,498

Total Assets	$(34,181)

Current liabilities	$(10,381)
Minority interest	(23,800)

Total Liablities	$(34,181)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement. See "Cautionary Statements—Leverage and Debt Service Obligations," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations" and "Outlook—Liquidity and Capital Resources" and Note 5-"Long-Term Debt, Capital Lease Obligations and Operating Leases" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to the Company's executive officers is contained under "Item 1. Business—Executive Officers of the Registrant." Pursuant to General Instruction G(3) to Form 10-K, the information required by this item with respect to directors and compliance with Section 16(a) of the Exchange Act has been omitted inasmuch as the Company files with the Securities and Exchange Commission a definitive proxy statement not later than 120 days subsequent to the end of its fiscal year. Such information is incorporated herein by reference.

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

2. Financial Statement Schedule

    Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

3. Exhibits

Exhibit No.		Description of Exhibit

2(a	)	Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
2(b	)
First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
2(c	)
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
2(d	)
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
2(e	)
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
2(f	)
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
2(g	)
Agreement and Plan of Merger, dated October 24, 1997, among the Company, Merit Behavioral Care Corporation and MBC Merger Corporation which was filed as Exhibit 2(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
2(h	)
Share Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical International, S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB Bure, and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.

2(i	)
Stock Purchase Agreement, dated April 2, 1999, by and among the Company, Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company), Investment AB Bure and Grodrunden 515 AB (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2(j	)
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
2(k	)
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
2(l	)
Letter Agreement dated August 10, 1999 by and among the Company, Charter Behavioral Health Systems, LLC, Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on September 24, 1999 and is incorporated herein by reference.
3(a	)
Restated Certificate of Incorporation of the Company, as filed in Delaware on October 16, 1992, which was filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, and is incorporated herein by reference.
3(b	)	Bylaws of the Company, which were filed as Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended September 30, 1999 and are incorporated herein by reference.
3(c	)
Certificate of Ownership and Merger merging Magellan Health Services, Inc. (a Delaware corporation) into Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
4(a	)
Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E. Rainwater, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, and is incorporated herein by reference.
4(b	)
Amendment No. 1 to Stock and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Rainwater-Magellan Holdings, L.P., which was filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3 dated February 26, 1996, and is incorporated herein by reference.
4(c	)
Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership which was filed as Exhibit 4(a) to the Company's current report on Form 8-K, which was filed on April 23, 1997, and is incorporated herein by reference.

4(d	)
Amendment No. 1, dated June 17, 1997, to the Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 4(b) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
4(e	)
Indenture, dated as of February 12, 1998, between the Company and Marine Midland Bank, as trustee, relating to the 9% Senior Subordinated Notes due February 15, 2008 of the Company, which was filed as Exhibit 4(a) to the Company's Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
4(f	)
Purchase Agreement, dated February 5, 1998, between the Company and Chase Securities Inc., which was filed as Exhibit 4(b) to the Company's Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
4(g	)
Exchange and Registration Rights Agreement, dated February 12, 1998, between the Company and Chase Securities Inc., which was filed as Exhibit 4(c) to the Company's Current Report on Form 8-K, which was filed on April 3, 1998, and is incorporated herein by reference.
4(h	)
Credit Agreement, dated February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(d) to the Company's Current Report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
4(i	)
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
4(j	)
Amendment No. 2, dated as of April 30, 1999, to the Credit Agreement dated as of February 12, 1998, among the Company certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and is incorporated herein by reference.
4(k	)
Amendment No. 3, dated as of July 29, 1999, to the Credit Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and is incorporated herein by reference.
4(l	)
Amendment No. 4, dated as of September 8, 1999, to the Credit Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and is incorporated herein by reference..
4(m	)
Amendment No. 5, dated as of January 12, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as adminitrative agent, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and is incorporated herein by reference.

4(n	)
Registration Rights Agreement, dated as of July 19, 1999, between the Company and TPG Magellan LLC, filed as Exhibit 4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.
4(o	)
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
4(p	)
Amendment Number One to Registration Rights Agreement, dated as of October 15, 1999, between the Company and TPG Magellan LLC, which was filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and is incorporated herein by reference.
4(q	)
Amendment No. 6, dated as of August 10, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and is incorporated herein by reference.
†4(r	)
Amendment No. 7, dated as of September 19, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
†4(s	)
Amendment No. 8, dated as of November 21, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
*10(a	)
1992 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
*10(b	)
1992 Directors' Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
*10(c	)
1994 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
*10(d	)
Directors' Unit Award Plan of the Company, which was filed as Exhibit 10(i) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
*10(e	)
1996 Stock Option Plan of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.
*10(f	)
1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and is incorporated herein by reference.

*10(g	)
1997 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and is incorporated herein by reference.
*10(h	)
Amendment to the Company's 1992 Directors' Stock Option Plan, which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(i	)
Amendment to the Company's Directors' 1996 Directors Stock Option Plan, which was filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(j	)
Amendment to the Company's 1994 Stock Option Plan, which was filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(k	)
Amendment to the Company's 1996 Stock Option Plan, which was filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(l	)
Amendment to the Company's 1997 Stock Option Plan, which was filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(m	)
Amended 1998 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(n	)
Third Amendment to the Company's 1998 Stock Option Plan, which was filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(o	)
Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the period ended September 30, 1998, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and is incorporated herein by reference.
*10(p	)
Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(q	)
Magellan Behavioral Health Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(r	)
Letter Agreement, dated March 2, 1999, between the Company and Clifford W. Donnelly, Executive Vice President of the Company, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and is incorporated herein by reference.
*10(s	)
Letter Agreement, dated June 4, 1999, between the Company and Mark S. Demilio, Executive Vice President of the Company, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 and is incorporated herein by reference.

10(t	)
Warrant Purchase Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
*10(u	)	1998 Stock Option Plan of the Company which was filed as Exhibit (ay) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
*10(v	)
Employment Agreement, dated December 9, 1998, between Magellan Behavioral Health, Inc. and John Wider, President and Chief Operating Officer of Magellan Behavioral Health, Inc., which was filed as Exhibit 10 to the Company's Form 10-Q for the quarterly period ended December 31, 1998 and is incorporated herein by reference.
*10(w	)
Employment Agreement, dated February 11, 1999, between the Company and Clarissa C. Marques, Ph.D., Executive Vice President of the Company, which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and is incorporated herein by reference.
*10(x	)
Employment Agreement, dated June 25, 1998, between the Company and Henry T. Harbin, M.D., President, Chief Executive Officer of the Company, which was filed as exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 and is incorporated herein by reference.
10(y	)
Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by the Company for all of its 11 1/4% Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
10(z	)
Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by Merit Behavioral Care Corporation for all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit 10(ad) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
10(aa	)
Agreement and Plan of Merger by and among Merit Behavioral Care Corporation, Merit Merger Corp., and CMG Health, Inc. dated as of July 14, 1997, which was filed as Exhibit 10(ah) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and is incorporated herein by reference.
10(ab	)
Stock purchase Agreement, dated as of Januiary 28, 2000, by and among Magellan Health Services, Inc.; Allied Specialty Care Services, Inc. and Vivra Holdings, Inc., which was filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and is incorporated herein by reference.
10(ac	)
Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 2000, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and is incorporated herein by reference.
10(ad	)
Magellan Behavioral Health Short-Term Incentive Plan for the fiscal year ended September 30, 2000, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and is incorporated herein by reference.
†10(ae	)	Magellan Health Services, Inc.—2000 Employee Stock Purchase Plan.
†10(af	)	Magellan Health Services, Inc.—2000 Long-Term Incentive Compensation Plan.
†21		List of subsidiaries of the Company.

†23		Consent of Arthur Andersen LLP.
23(b	)	Consent of Ernst & Young LLP.
23(c	)	Consent of Arthur Andersen LLP.
†27		Financial Data Schedule

*
Constitutes a management contract or compensatory plan arrangement.

†
Previously filed.

(b) Reports on Form 8-K:

    None

(c) Exhibits Required by Item 601 of Regulation S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(d) Financial statements and schedules required by Regulation S-X Item 14(d) which are excluded from the Company's annual report to stockholders by Rule 14-a-3(b):

  (1)
  Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons appear beginning on page F-46 of this Annual Report on Form 10-K.

  (2)
  Not applicable.

  (3)
  Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: December 26, 2000	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President, Finance and Legal
Date: December 26, 2000	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY T. HARBIN Henry T. Harbin	President, Chief Executive Officer And Director	December 26, 2000
/s/ DAVID BONDERMAN David Bonderman	Director	December 26, 2000
/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director	December 26, 2000
/s/ G. FRED DIBONA, JR. G. Fred DiBona, Jr.	Director	December 26, 2000
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Director	December 26, 2000
/s/ A.D. FRAZIER, JR. A.D. Frazier, Jr.	Director	December 26, 2000
/s/ GERALD L. MCMANIS Gerald L. McManis	Director	December 26, 2000

/s/ DANIEL S. MESSINA Daniel S. Messina	Chief Operating Officer and Director	December 26, 2000
/s/ ROBERT W. MILLER Robert W. Miller	Chairman of the Board of Directors	December 26, 2000
/s/ DARLA D. MOORE Darla D. Moore	Director	December 26, 2000
/s/ JEFFREY A. SONNENFELD Jeffrey A. Sonnenfeld	Director	December 26, 2000
/s/ JAMES B. WILLIAMS James B. Williams	Director	December 26, 2000

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

    The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

Page
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Report of independent public accountants	F-2
Consolidated balance sheets as of September 30, 1999 and 2000	F-3
Consolidated statements of operations for the fiscal years ended September 30, 1998, 1999 and 2000	F-4
Consolidated statements of changes in stockholders' equity for the fiscal years ended September 30, 1998, 1999 and 2000	F-5
Consolidated statements of cash flows for the fiscal years ended September 30, 1998, 1999 and 2000	F-6
Notes to consolidated financial statements	F-7

    The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

Page
Schedule II — Valuation and qualifying accounts	S-1

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

                      Arthur Andersen LLP

Baltimore, Maryland
December 11, 2000

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,
	1999	2000
ASSETS
Current Assets:
Cash and cash equivalents	$37,440	$41,628
Accounts receivable, less allowance for doubtful accounts of $28,437 at September 30, 1999 and $11,592 at September 30, 2000	198,646	137,224
Restricted cash and investments	116,824	117,723
Refundable income taxes	3,452	4,416
Other current assets	18,565	18,662

Total Current Assets	374,927	319,653
Property and equipment, net	120,667	112,612
Deferred income taxes	91,657	121,782
Investments in unconsolidated subsidiaries	18,396	12,746
Other long-term assets	9,599	10,235
Goodwill, net of accumulated amortization of $60,869 at September 30, 1999 and $81,286 at September 30, 2000	1,108,086	1,074,753
Other intangible assets, net of accumulated amortization of $26,457 at September 30, 1999 and $40,789 at September 30, 2000	158,283	152,006

	$1,881,615	$1,803,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$44,425	$40,687
Accrued liabilities	209,796	175,698
Medical claims payable	189,928	219,375
Current maturities of long-term debt and capital lease obligations	30,119	34,119

Total Current Liabilities	474,268	469,879

Long-term debt and capital lease obligations	1,114,189	1,063,928

Deferred credits and other long-term liabilities	92,948	83,226

Minority interest	3,514	456

Commitments and Contingencies
Redeemable Preferred Stock	—	57,834

Stockholders' Equity:
Preferred stock, without par value
Authorized — 10,000 shares at September 30, 1999 and 9,793 shares at September 30, 2000
Issued and outstanding — none	—	—
Common stock, par value $.25 per share
Authorized — 80,000 shares
Issued and outstanding — 34,268 shares at September 30, 1999 and 34,936 shares at September 30, 2000	8,566	8,733
Other Stockholders' Equity:
Additional paid-in capital	352,030	349,541
Accumulated deficit	(144,550)	(210,358)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 1999 and September 30, 2000	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(91)	(193)

Total Stockholders' Equity	196,696	128,464

	$1,881,615	$1,803,787

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated balance sheets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	1998	1999	2000
Net revenue	$1,167,274	$1,674,479	$1,873,554

Costs and expenses:
Salaries, cost of care and other operating expenses	1,043,251	1,468,879	1,652,582
Equity in earnings of unconsolidated subsidiaries	(12,795)	(20,442)	(9,792)
Depreciation and amortization	46,898	68,921	75,413
Interest, net	76,505	93,752	97,286
Stock option expense (credit)	(5,623)	18	—
Managed care integration costs	16,962	6,238	—
Special charges	—	4,441	25,398

	1,165,198	1,621,807	1,840,887

Income from continuing operations before income taxes, minority interest and extraordinary items	2,076	52,672	32,667
Provision for income taxes	5,238	28,256	15,478

Income (loss) from continuing operations before minority interest and extraordinary items	(3,162)	24,416	17,189
Minority interest	4,094	630	114

Income (loss) from continuing operations before extraordinary items	(7,256)	23,786	17,075

Discontinued operations:
Income (loss) from discontinued operations (1)	20,988	28,325	(65,221)
Loss on disposal of discontinued operations, net of income tax benefit of $31,616 in 1999 and $9,224 in 2000	—	(47,423)	(17,662)

	20,988	(19,098)	(82,883)

Income (loss) before extraordinary items	13,732	4,688	(65,808)
Extraordinary items — net losses on early extinguishments of debt (net of income tax benefit of $22,010 in 1998)	(33,015)	—	—

Net income (loss)	(19,283)	4,688	(65,808)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	3,802

Income (loss) available to common stockholders	(19,283)	4,688	(69,610)
Other comprehensive income (loss)	675	1,106	(102)

Comprehensive income (loss)	$(18,608)	$5,794	$(69,712)

Weighted average number of common shares outstanding — basic	30,784	31,758	32,144

Weighted average number of common shares outstanding — diluted	30,784	31,916	32,386

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations before extraordinary items	$(0.24)	$0.75	$0.41

Income (loss) from discontinued operations	$0.68	$(0.60)	$(2.58)

Extraordinary losses on early extinguishments of debt	$(1.07)	$—	$—

Net income (loss)	$(0.63)	$0.15	$(2.17)

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations before extraordinary items	$(0.24)	$0.75	$0.41

Income (loss) from discontinued operations	$0.68	$(0.60)	$(2.56)

Extraordinary losses on early extinguishments of debt	$(1.07)	$—	$—

Net income (loss)	$(0.63)	$0.15	$(2.15)

(1)
Net of income tax provision (benefit) of $13,687, $19,763 and (34,059) for fiscal 1998, 1999 and 2000, respectively.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Fiscal Year Ended September 30,
	1998	1999	2000
Common Stock:
Balance, beginning of period	$8,361	$8,476	$8,566
Exercise of options	115	90	167

Balance, end of period	8,476	8,566	8,733

Additional paid-in capital:
Balance, beginning of period	340,645	349,651	352,030
Stock option expense (credit)	(5,623)	18	—
Exercise of options and warrants	3,867	2,542	1,313
Preferred dividend requirement and amortization of redeemable preferred stock issuance cost	—	—	(3,802)
Green Spring Minority Stockholder Conversion	10,722	—	—
Other	40	(181)	—

Balance, end of period	349,651	352,030	349,541

Accumulated deficit:
Balance, beginning of period	(129,955)	(149,238)	(144,550)
Net income (loss)	(19,283)	4,688	(65,808)

Balance, end of period	(149,238)	(144,550)	(210,358)

Warrants outstanding:
Balance, beginning and end of period	25,050	25,050	25,050

Common stock in treasury:
Balance, beginning of period	(82,731)	(44,309)	(44,309)
Purchases of treasury stock	(14,352)	—	—
Green Spring Minority Stockholder Conversion	52,774	—	—

Balance, end of period	(44,309)	(44,309)	(44,309)

Cumulative foreign currency adjustments included in other comprehensive income:
Balance, beginning of period	(1,872)	(1,197)	(91)
Components of other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (net of reclassification adjustment related to sale of European Hospitals of $1,678 in 1999)	1,125	(230)	(171)
Sale of European Hospitals	—	2,074	—

	1,125	1,844	(171)
Provision for (benefit from) income taxes	450	738	(69)

Other comprehensive income (loss)	675	1,106	(102)

Balance, end of period	(1,197)	(91)	(193)

Total Stockholders' Equity	$188,433	$196,696	$128,464

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

MAGELLAN HEALTH SERVICES, INC. SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended September 30,
	1998	1999	2000
Cash Flows From Operating Activities
Net income (loss)	$(19,283)	$4,688	$(65,808)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	(3,001)	(23,623)	(2,442)
Loss on CBHS Transactions	—	79,039	—
Depreciation and amortization	49,264	73,531	79,244
Impairment of long-lived assets	2,507	—	91,015
Other non-cash portion of special charges and discontinued operations	37,499	(422)
Equity in earnings of unconsolidated subsidiaries	(12,795)	(20,442)	(9,792)
Stock option expense (credit)	(5,623)	18	—
Non-cash interest expense	2,935	3,843	4,376
Extraordinary losses on early extinguishments of debt	55,025	—	—
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(1,585)	(21,321)	63,057
Restricted cash and investments	(21,782)	(22,130)	(899)
Other assets	1,945	8,759	(8,246)
Accounts payable and accrued liabilities	(50,082)	(20,842)	(42,960)
Medical claims payable	6,358	(22,202)	19,767
Income taxes payable and deferred income taxes	(14,489)	14,143	(31,089)
Reserve for unpaid claims	(19,177)	(30,196)	(78)
Other liabilities	(9,290)	17,224	(8,361)
Minority interest, net of dividends paid	(929)	3,142	(1,010)
Other	(1,701)	(1,333)	(102)

Total adjustments	15,079	37,188	152,480

Net cash provided by (used in) operating activities	(4,204)	41,876	86,672

Cash Flows From Investing Activities:
Capital expenditures	(44,213)	(48,119)	(36,924)
Acquisitions and investments in businesses, net of cash acquired	(1,046,436)	(69,457)	(68,597)
Conversion of joint ventures from consolidation to equity method	—	(21,092)	—
Distributions received from unconsolidated subsidiaries	11,441	21,970	14,324
Decrease in assets restricted for settlement of unpaid claims and other long-term liabilities	51,006	42,570	(214)
Proceeds from sale of assets	11,875	54,196	3,300

Net cash used in investing activities	(1,016,327)	(19,932)	(88,111)

Cash Flows From Financing Activities:
Payments on debt and capital lease obligations	(438,633)	(156,004)	(110,260)
Proceeds from issuance of debt, net of issuance costs	1,188,706	76,818	59,642
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	—	54,765
Proceeds from exercise of stock options and warrants	3,982	2,632	1,480
Purchases of treasury stock	(14,352)	—	—

Net cash provided by (used in) financing activities	739,703	(76,554)	5,627

Net increase (decrease) in cash and cash equivalents	(280,828)	(54,610)	4,188
Cash and cash equivalents at beginning of period	372,878	92,050	37,440

Cash and cash equivalents at end of period	$92,050	$37,440	$41,628

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

    Property and equipment, net, consisted of the following at September 30, 1999 and 2000 (in thousands):

	September 30,
	1999	2000
Land	$114	$114
Buildings and improvements	12,079	13,146
Equipment	119,518	130,953
Capitalized internal-use software	55,648	63,500

	187,359	207,713
Accumulated depreciation	(66,692)	(95,101)

Property and equipment, net	$120,667	$112,612

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

    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. In fiscal 2000, the Company recorded impairment losses on intangible assets and other long-lived assets of $15.8 million for continuing operations and $75.3 million for discontinued operations. See Note 3—"Discontinued Operations" and Note 10—"Managed Care Integration Costs and Special Charges".

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

    The following table sets forth the sources and uses of funds for the Merit acquisition and related transactions (the "Transactions") at closing (in thousands):

Sources:
Cash and cash equivalents	$59,290
Credit Agreement:
Revolving Facility (1)	20,000
Term Loan Facility	550,000
The Notes	625,000

Total sources	$1,254,290

Uses:
Cash paid to Merit Shareholders	$448,867
Repayment of Merit existing credit agreement (2)	196,357
Purchase of the Old Notes (3)	432,102
Purchase of Merit Outstanding Notes (4)	121,651
Transaction costs (5)	55,313

Total uses	$1,254,290

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

September 30, 1998
Net revenue	$1,437,572
Loss from continuing operations before extraordinary item(1)(2)	(1,700)
Loss per common share — basic:
Loss from continuing operations before extraordinary item	(0.06)
Loss per common share — diluted:
Loss from continuing operations before extraordinary item	(0.06)

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

    A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 1999	September 30, 2000
Current assets	$19,572	$19,144
Property and equipment, net	228	132

Total assets	$19,800	$19,276

Current liabilities	$12,673	$16,212
Partners' capital	7,127	3,064

Total liabilities and partners' capital	$19,800	$19,276

Magellan investment in Choice	$3,563	$1,532

	For the 231 days Ended September 30, 1998	Fiscal Year Ended September 30, 1999	Fiscal Year Ended September 30, 2000
Net revenue	$38,676	$54,880	$56,349
Operating expenses	22,914	28,124	32,141

Net income	$15,762	$26,756	$24,208

Magellan equity income	$7,881	$13,378	$12,104

Cash distributions from Choice	$13,039	$13,047	$14,137

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    The summarized results of the discontinued operations segments are as follows (in thousands):

	Fiscal Years Ended September 30
	1998	1999	2000
Healthcare Provider
Net revenue (1)	$133,256	$74,860	$—

Salaries, cost of care and other operating expenses	106,760	53,952	—
Equity in earnings of unconsolidated subsidiaries	—	(2,901)	—
Depreciation and amortization	5,266	2,141	—
Interest income (2)	(1,130)	(76)	—
Special charges (income), net	135	(33,046)	—
Other expenses (3)	10,093	21,907	—

Income (loss) from discontinued operations	$12,132	$32,883	$—

Healthcare Franchising
Net revenue	$55,625	$563	$—

Salaries, cost of care and other operating expenses	9,072	5,623	—
Equity in earnings of unconsolidated subsidiaries	31,878	—	—
Depreciation and amortization	355	337	—
Special charges	323	—	—
Other expenses (3)	5,598	(2,159)	—

Income (loss) from discontinued operations	$8,399	$(3,238)	$—

Specialty Managed Healthcare
Net revenue	$143,504	$197,157	$128,229

Salaries, cost of care and other operating expenses	140,375	194,747	165,505
Depreciation and amortization	2,366	4,610	3,831
Special charges	—	—	58,173
Other expenses (3)	306	(880)	(34,059)

Income (loss) from discontinued operations	$457	$(1,320)	$(65,221)

Discontinued Operations — Combined
Net revenue (1)	$332,385	$272,580	$128,229

Salaries, cost of care and other operating expenses	256,207	254,322	165,505
Equity in (earnings) losses of unconsolidated subsidiaries	31,878	(2,901)	—
Depreciation and amortization	7,987	7,088	3,831
Interest income (2)	(1,130)	(76)	—
Special charges (income), net	458	(33,046)	58,173
Other expenses (3)	15,997	18,868	(34,059)

Income (loss) from discontinued operations	$20,988	$28,325	$(65,221)

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

Loss on Disposal of Healthcare Provider and Franchising Segments

    The summary of the loss on disposal recorded in fiscal 1999 related to the healthcare provider and healthcare franchising segments is as follows (in thousands):

Basis in Provider JV's	$44,598
Basis in Real Estate transferred to CBHS	13,969
Basis in Franchise and other operations	7,285
Working capital forgiveness	5,565
Transaction costs and legal fees	7,622

Loss before income taxes	79,039
Income tax benefit	(31,616)

$47,423

    Remaining assets and liabilities of the provider business at September 30, 2000 include, among other things, (i) hospital-based real estate of $6.0 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate; (iii) reserve for discontinued operations of $5.8 million and (iv) accrued liabilities of $12 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to June 17, 1997. See Note 12 — "Commitments and Contingencies".

    The following table provides a rollforward of liabilities resulting from the CBHS Transactions (in thousands):

Type of Cost	Balance September 30, 1998	Additions	Receipts (Payments)	Other	Balance September 30, 1999
Transaction costs and legal fees	$—	$7,622	$(69)	$—	$7,553
Provider JV working capital	—	2,931	—	185	3,116
Other	—	755	—	—	755

	$—	$11,308	$(69)	$185	$11,424

Type of Cost	Balance September 30, 1999	Additions	Receipts (Payments)	Other	Balance September 30, 1999
Transaction costs and legal fees	$7,553	$—	$(5,804)	$—	$1,749
Provider JV working capital	3,116	—	—	—	3,116
Other	755	—	150	—	905

	$11,424	$—	$(5,654)	$—	$5,770

Loss on Disposal of Specialty Managed Healthcare Segments

    The summary of the loss on disposal recorded during fiscal 2000 related to the disposal of the Company's specialty managed healthcare segment is as follows (in thousands):

Estimated leasehold obligations	$5,051
Impairment of long-lived assets	17,058
Other Cost of Disposal	4,777

Loss Before Income Taxes	26,886
Income Tax Benefit	(9,224)

$17,662

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

Special Charges (income) recorded in discontinued operations

  General

    The following table summarizes special charges (income) recorded during the three years in the period ended September 30, 2000 in the Company's healthcare provider, healthcare franchising and specialty managed healthcare segments (in thousands):

	Fiscal Year Ended September 30,
	1998	1999	2000
Gains on the sale of psychiatric hospitals, net	$(3,000)	$(24,974)	$—
Collection fee reserves	—	(8,072)	—
Termination of CBHS sale transaction	3,458	—	—
Impairment of long-lived assets—Allied	—	—	58,173

	$458	$(33,046)	$58,173

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

    In connection with the termination of the CBHS sale transaction, the Company recorded a charge of approximately $3.5 million as follows (in thousands):

Severance(1)	$488
Lease termination(1)	1,067
Impairment of long-lived assets	153
Transaction costs and other	1,750

$3,458

(1)
Relates to staffing reductions and lease terminations incurred in the Company's franchising and outcomes monitoring subsidiaries.

  Impairment of Long-Lived Assets—Allied

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

5. Long-Term Debt, Capital Lease Obligations and Operating Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1999 and 2000 is as follows (in thousands):

	September 30, 1999	September 30, 2000
Credit Agreement:
Revolving Facility (10.125% at September 30, 2000) due through 2004	$20,000	$30,000
Term Loan Facility (10.31% to 10.81% at September 30, 2000) due through 2006	492,873	436,612
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% other notes payable through 2005	35	35
5.65% capital lease obligations due through 2014	6,400	6,400

	1,144,308	1,098,047
Less amounts due within one year	30,119	34,119

	$1,114,189	$1,063,928

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the five fiscal years and beyond subsequent to September 30, 2000 are as follows (in thousands): 2001—$34,119; 2002—$43,328; 2003—$80,692, 2004—$167,336, 2005—$115,585 and 2006 and beyond—$656,987.

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

Year	Redemption Prices
2003	104.5%
2004	103.0%
2005	101.5%
2006 and thereafter	100.0%

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

    At September 30, 2000, aggregate amounts of future minimum payments under operating leases for continuing operations were as follows: 2001—$36.5 million; 2002—$31.5 million; 2003—$20.0 million; 2004—$11.3 million; 2005—$7.3 million; 2006 and beyond—$7.9 million.

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

    Summarized information relative to the Company's stock option plans is as follows:

	Fiscal Year Ended September 30,
	1998		1999		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	4,122,109	$20.13	3,835,912	$22.23	4,406,882	$10.15
Granted	1,386,500	24.22	1,669,303	5.73	2,309,742	3.77
Canceled	(1,082,331)	23.66	(1,050,067)	19.97	(1,336,719)	16.32
Exercised	(590,366)	9.90	(48,266)	7.99	(800)	4.19

Balance, end of period	3,835,912	$22.23	4,406,882	$10.15	5,379,105	$5.57

Exercisable, end of period	2,375,919	$20.89	2,190,538	$13.74	2,020,049	$7.37

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

• Directors, including the Chief Executive Officer	40%
• Named Executive Officers	30%
• Other holders of 50,000 or more stock options	25%
• Other holders of 10,000-49,999 stock options	15%

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

Stock Options Outstanding

    Summarized information relative to the Company's stock options outstanding on September 30, 2000 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.310 – $8.188	3,816,376	7.17	$4.40	741,524	$5.57
$8.406	1,517,729	6.29	8.41	1,263,524	8.41
$9.210 – $9.719	45,000	6.47	9.66	15,001	9.66

	5,379,105	6.92	$5.57	2,020,049	$7.37

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

    A summary of the 1997 ESPP is as follows:

Offering Period	Began	Ended	Shares Purchased	Purchase Price
1	January 2, 1997	June 30, 1997	73,410	$19.125
2	August 1, 1997	December 31, 1997	26,774	$19.125
3	January 1, 1998	June 30, 1998	43,800	$18.4875
4	July 1, 1998	December 31, 1998	163,234	$7.0125
5	January 1, 1999	June 30, 1999	152,570	$7.0125
6	July 1, 1999	December 31, 1999	185,079	$5.1531

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

    A summary of the 2000 ESPP is as follows:

Offering Period	Began	Ended	Shares Purchased	Purchase Price
1	January 1, 2000	June 30, 2000	481,922	$1.0625
2	July 1, 2000	December 31, 2000	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2000

6. Stockholders' Equity (Continued)

    Crescent and COI each have the right to purchase 1,283,311 shares of common stock 2,566,622 shares in aggregate; collectively the "Crescent Warrants") at a warrant exercise price of $30.00 per share (subject to adjustment pursuant to antidilution provisions). The Crescent Warrants are exercisable at the following times and in the following amounts:

Date First Exercisable June 17,	Number of Shares of Common Stock Issuable Upon Exercise of Warrants	End of Exercise Period June 17,
1998	30,000	2001
1999	62,325	2002
2000	97,114	2003
2001	134,513	2004
2002	174,678	2005
2003	217,770	2006
2004	263,961	2007
2005	313,433	2008
2006	366,376	2009
2007	422,961	2009
2008	483,491	2009

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

Income (loss) per Common Share

    The following table presents the components of weighted average common shares outstanding and income (loss) per share from continuing operations (in thousands, except per share data):

	Year Ended September 30,
	1998	1999	2000
Numerator:
Income (loss) from continuing operations before extraordinary items	$(7,256)	$23,786	$17,075
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	3,802

Income (loss) from continuing operations available to common stockholders—basic	(7,256)	23,786	13,273
Add: presumed conversion of redeemable preferred stock	—	—	—

Income (loss) from continuing operations available to common stockholders—diluted	$(7,256)	$23,786	$13,273

Denominator:
Weighted average common shares outstanding — basic	30,784	31,758	32,144
Common stock equivalents — stock options	—	151	242
Common stock equivalents — warrants	—	7	—
Common stock equivalents — redeemable Preferred Stock	—	—	—

Weighted average common shares outstanding — diluted	30,784	31,916	32,386

Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$(0.24)	$0.75	$0.41

Diluted (diluted numerator/diluted denominator)	$(0.24)	$0.75	$0.41

Conversion of redeemable preferred stock, and the redemption of the TPG series "A" option (see Note 7—"Redeemable Preferred Stock") were not presumed outstanding for fiscal 2000 due to their anti-dilutive effect.

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

    Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

	Fiscal Year Ended September 30,
	1998	1999	2000
Reported:
Income (loss) from continuing operations before extraordinary items	$(7,256)	$23,786	$17,075
Net income (loss)	(19,283)	4,688	(65,808)
Income (loss) per common share — basic:
Income (loss) from continuing operations before extraordinary items	(0.24)	0.75	0.41
Net income (loss)	(0.63)	0.15	(2.17)
Income (loss) per common share — diluted:
Income (loss) from continuing operations before extraordinary items	(0.24)	0.75	0.41
Net income (loss)	(0.63)	0.15	(2.15)
Pro Forma:
Income (loss) from continuing operations before extraordinary items	$(11,201)	$16,763	$13,664
Net loss	(23,228)	(2,335)	(69,219)
Income (loss) per common share — basic:
Income (loss) from continuing operations before extraordinary items	(0.36)	0.53	0.31
Net loss	(0.75)	(0.07)	(2.15)
Income (loss) per common share — diluted:
Income (loss) from continuing operations before extraordinary items	(0.36)	0.53	0.31
Net loss	(0.75)	(0.07)	(2.14)

    The fair values of the stock options and ESPP options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	1998	1999	2000
Risk-free interest rate	4.5%	5.8%	6.3%
Expected life	4 years	3.8 years	3 years
Expected volatility	50%	50%	85%
Expected dividend yield	0%	0%	0%

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

    The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

September 30, 2000
Redeemable convertible preferred stock:
Series A — stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B — stated value $1, 60 shares authorized, none issued and outstanding	—
Series C — stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Fair value of Series A Option	(3,366)

Total redeemable convertible preferred stock	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	3,401
Fair value of Series A Option	3,366
Issuance costs, net of amortization of $401	(4,630)

$57,834

8. Income Taxes

    The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Fiscal Year Ended September 30,
	1998	1999	2000
Income taxes currently payable:
Federal	$3,462	$555	$1,000
State	589	2,800	1,300
Foreign	—	500	500
Deferred income taxes:
Federal	1,611	23,294	9,068
State	(424)	1,107	3,610
Foreign	—	—	—

	$5,238	$28,256	$15,478

    A reconciliation of the Company's income tax provision (benefit) to that computed by applying the statutory federal income tax rate is as follows (in thousands):

	Fiscal Year Ended September 30,
	1998	1999	2000
Income tax provision at federal statutory income tax rate	$727	$18,435	$11,433
State income taxes, net of federal income tax benefit	107	2,540	1,828
Non-deductable goodwill amortization	5,680	9,383	8,883
IRS settlement-change in estimate	—	—	(9,091)
Other—net	(1,276)	(2,102)	2,425

Income tax provision	$5,238	$28,256	$15,478

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

    Components of the net deferred income tax (assets) liabilities at September 30, 1999 and 2000 are as follows (in thousands):

	September 30,
	1999	2000
Deferred tax liabilities:
Property and depreciation	$(2,060)	$(18,081)
Long-term debt and interest	(19,735)	(8,476)
ESOP	(12,968)	(15,005)
Intangible assets	(11,332)	—
Other	(15,209)	(17,069)

Total deferred tax liabilities	(61,304)	(58,631)

Deferred tax assets:
Intangible assets	—	19,764
Operating loss carryforwards	254,696	264,627
Self-insurance reserves	2,220	—
Discontinued operations liabilities	9,552	21,985
Other	51,953	18,995

Total deferred tax assets	318,421	325,371

Valuation allowance	(165,460)	(144,958)

Deferred tax assets after valuation allowance	152,961	180,413

Net deferred tax assets	$91,657	$121,782

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

9. Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30,
	1999	2000
Salaries, wages and other benefits	$22,318	$21,411
CHAMPUS Adjustments	51,784	22,603
Due to Providers	35,918	7,711
Other	99,776	123,973

	$209,796	$175,698

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

    The following table provides a rollforward of liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 1998	Adjustments	Payments	Balance September 30, 1999
Employee termination benefits	$6,190	$1,959	$(7,380)	$769
Facility closing costs	7,475	(2,071)	(2,310)	3,094
Other	169	(169)	—	—

	$13,834	$(281)	$(9,690)	$3,863

Type of Cost	Balance September 30, 1999	Adjustments	Payments	Balance September 30, 2000
Employee termination benefits	$769	$151	$(735)	$185
Facility closing costs	3,094	(151)	(1,312)	1,631

	$3,863	$—	$(2,047)	$1,816

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

11. Supplemental Cash Flow Information

    Supplemental cash flow information is as follows (in thousands):

	Year Ended September 30,
	1998	1999	2000
Income taxes paid, net of refunds received	$11,116	$347	$3,208
Interest paid, net of amounts capitalized	95,153	102,094	102,236
Non-cash Transactions:
Common Stock in Treasury issued in connection with the purchase of the remaining 39% interest in Green Spring Health Services, Inc.	63,496	—	—

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

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Behavioral Managed Healthcare	Human Services	Corporate Overhead and Other	Consolidated
1998
Net revenue	$1,026,243	$141,031	$—	$1,167,274
Segment profit (loss)	137,192	15,492	(15,866)	136,818
Equity in earnings of unconsolidated subsidiaries	12,795	—	—	12,795
Investment in unconsolidated subsidiaries	10,125	—	941	11,066
Capital expenditures	27,535	8,391	8,287	44,213
Total assets	$1,356,259	$119,356	$441,473	$1,917,088
1999
Net revenue	$1,483,202	$191,277	$—	$1,674,479
Segment Profit (loss)	218,253	21,728	(13,939)	226,042
Equity in earnings of unconsolidated subsidiaries	20,442	—	—	20,442
Investment in unconsolidated subsidiaries	18,396	—	—	18,396
Capital expenditures	37,487	5,779	4,853	48,119
Total assets	$1,472,539	$127,348	$281,728	$1,881,615
2000
Net revenue	$1,655,101	$218,453	$—	$1,873,554
Segment Profit (loss)	221,931	22,119	(13,286)	230,764
Equity in earnings of unconsolidated subsidiaries	9,792	—	—	9,792
Investment in unconsolidated subsidiaries	12,746	—	—	12,746
Capital expenditures	26,550	7,153	3,221	36,924
Total assets	$1,471,937	$135,685	$196,165	$1,803,787

    The following tables reconcile segment profit to consolidated income from continuing operations before income taxes, minority interest and extraordinary items:

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2000

14. Business Segment Information (Continued)

1998
Segment profit	$136,818
Depreciation and amortization	(46,898)
Interest, net	(76,505)
Stock option credit	5,623
Managed care integration costs	(16,962)

Income from continuing operations before income taxes, minority interest and extraordinary items	$2,076

1999
Segment Profit	$226,042
Depreciation and amortization	(68,921)
Interest, net	(93,752)
Stock option expense	(18)
Managed care integration costs	(6,238)
Special charges	(4,441)

Income from continuing operations before income taxes, minority interest and extraordinary items	$52,672

2000
Segment Profit	$230,764
Depreciation and amortization	(75,413)
Interest, net	(97,286)
Special charges	(25,398)

Income from continuing operations before income taxes, minority interest and extraordinary items	$32,667

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

15. Selected Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 1999 and 2000.

	For the Quarter Ended
	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000
	(in thousands, except per share amounts)
Fiscal 2000
Net Revenue	$436,969	$466,200	$479,174	$491,211

Cost and expenses:
Salaries, cost of care and other operating expenses	383,724	413,611	422,409	432,838
Equity in earnings of unconsolidated subsidiaries	(3,474)	(2,908)	(2,465)	(945)
Depreciation and amortization	18,268	18,509	19,171	19,465
Interest, net	23,991	24,254	23,956	25,085
Special charges, net	—	—	—	25,398

	422,509	453,466	463,071	501,841

Income (loss) from continuing operations before income taxes and minority interest	14,460	12,734	16,103	(10,630)
Provision for income taxes	7,240	3,244	8,653	(3,659)

Income (loss) from continuing operations before minority interest	7,220	9,490	7,450	(6,971)
Minority interest	142	(111)	74	9

Income (loss) from continuing operations	7,078	9,601	7,376	(6,980)
Discontinued operations:
Income (loss) from discontinued operations	(4,412)	(55,137)	(2,418)	(3,254)
Loss on disposal of discontinued operations	—	—	—	(17,662)

	(4,412)	(55,137)	(2,418)	(20,916)

Net income (loss)	2,666	(45,536)	4,958	(27,896)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	216	1,088	1,195	1,303

Income (loss) available to common stockholders	$2,450	$(46,624)	$3,763	$(29,199)

Weighted average number of shares outstanding — basic	31,980	32,058	32,166	32,368

Weighted average number of shares outstanding — diluted	33,324	38,589	38,878	32,368

Income (loss) per share available to common stockholders — basic
Income from continuing operations	$0.22	$0.27	$0.19	$(0.26)

Income (loss) from discontinued operations	$(0.14)	$(1.72)	$(0.07)	$(0.64)

Net income (loss)	$0.08	$(1.45)	$0.12	$(0.90)

Income (loss) per common share available to common stockholders — diluted:
Income from continuing operations	$0.21	$0.25	$0.19	$(0.26)

Income (loss) from discontinued operations	$(0.13)	$(1.43)	$(0.06)	$(0.64)

Net income (loss)	$0.08	$(1.18)	$0.13	$(0.90)

	For the Quarter Ended
	December 31, 1998	March 31, 1999	June 30, 1999	September 30, 1999
	(in thousands, except per share amounts)
Fiscal 1999
Net Revenue	$402,290	$429,342	$418,680	$424,167

Cost and expenses:
Salaries, cost of care and other operating expenses	351,688	380,208	368,371	368,612
Equity in earnings of unconsolidated subsidiaries	(3,783)	(6,262)	(8,196)	(2,201)
Depreciation and amortization	16,567	16,690	18,701	16,963
Interest, net	24,122	24,229	22,662	22,739
Stock option expense	12	6	—	—
Managed care integration costs	1,750	2,119	522	1,847
Special charges, net	1,084	2,252	—	1,105

	391,440	419,242	402,060	409,065

Income from continuing operations before income taxes and minority interest	10,850	10,100	16,620	15,102
Provision for income taxes	6,127	5,847	8,444	7,838

Income from continuing operations before minority interest	4,723	4,253	8,176	7,264
Minority interest	410	(34)	189	65

Income from continuing operations	4,313	4,287	7,987	7,199
Discontinued operations:
Income (loss) from discontinued operations	(132)	(330)	13,512	15,275
Loss on Disposal of discontinued operations	—	—	—	(47,423)

	(132)	(330)	13,512	(32,148)

Net income (loss)	4,181	3,957	21,499	(24,949)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	—

Income (loss) available to common stockholders	$4,181	$3,957	$21,499	$(24,949)

Weighted average number of shares outstanding-basic	31,613	31,741	31,778	31,850

Weighted average number of shares outstanding-diluted	31,660	31,751	32,041	32,200

Income (loss) per common share available to common stockholders — basic:
Income from continuing operations	$0.14	$0.13	$0.25	$0.23

Income (loss) from discontinued operations	$(0.01)	$(0.01)	$0.43	$(1.01)

Net income (loss)	$0.13	$0.12	$0.68	$(0.78)

Income (loss) per common share available to common stockholders — diluted:
Income from continuing operations	$0.14	$0.13	$0.25	$0.22

Income (loss) from discontinued operations	$(0.01)	$(0.01)	$0.42	$(1.00)

Net income (loss)	$0.13	$0.12	$0.67	$(0.78)

REPORT OF INDEPENDENT AUDITORS

Executive Board

Choice Behavioral Health Partnership

    We have audited the accompanying balance sheets of Choice Behavioral Health Partnership as of December 31, 1999 and 2000, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice Behavioral Health Partnership at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      Ernst & Young LLP

February 22, 2001

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

BALANCE SHEETS

	December 31,
	1999	2000
Assets
Current assets:
Cash and cash equivalents	$8,498,857	$13,563,764
Restricted cash and cash equivalents	6,741,533	5,505,235
Receivable from Humana	4,917,887	5,529,317
Other current assets	291,690	555,655

Total current assets	20,449,967	25,153,971
Property and equipment, net	202,879	205,657

Total assets	$20,652,846	$25,359,628

Liabilities and partners' capital
Current liabilities:
Claims payable	$6,741,533	$5,505,235
Accounts payable and accrued expenses	909,539	1,127,141
Due to related parties	64,003	113,066
Contract settlement reserve	5,464,927	13,258,654

Total current liabilities	13,180,002	20,004,096
Partners' capital:
CMG Health, Inc.	3,736,422	2,677,766
ValueOptions, Inc.	3,736,422	2,677,766

Total partners' capital	7,472,844	5,355,532

Total liabilities and partners' capital	$20,652,846	$25,359,628

The accompanying notes to financial statements are an integral part of this balance sheet.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

STATEMENTS OF INCOME

	Year Ended December 31,
	1998	1999	2000
Provider contract revenue	$70,351,009	$54,353,683	$57,331,573
Clinical expenses	25,751,921	21,404,979	22,597,626

Gross margin	44,599,088	32,948,704	34,733,947
Administrative expenses	8,779,783	8,659,500	9,801,997

Income from operations	35,819,305	24,289,204	24,931,950
Other income:
Investment income	1,037,021	860,762	1,144,738

Net income	$36,856,326	$25,149,966	$26,076,688

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

	CMG Health, Inc.	ValueOptions, Inc.	Total
Balance at December 31, 1997	$1,454,361	$1,454,361	$2,908,722
Partner distributions	(16,506,085)	(16,506,085)	(33,012,170)
Net income	18,428,163	18,428,163	36,856,326

Balance at December 31, 1998	3,376,439	3,376,439	6,752,878
Partner distributions	(12,215,000)	(12,215,000)	(24,430,000)
Net income	12,574,983	12,574,983	25,149,966

Balance at December 31, 1999	3,736,422	3,736,422	7,472,844
Partner distributions	(14,097,000)	(14,097,000)	(28,194,000)
Net income	13,038,344	13,038,344	26,076,688

Balance at December 31, 2000	$2,677,766	$2,677,766	$5,355,532

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1998	1999	2000
Cash flows from operating activities
Net income	$36,856,326	$25,149,966	$26,076,688
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	188,904	183,488	148,385
Loss (gain) on disposal of equipment	7,460	2,072	(450)
Changes in operating assets and liabilities:
Decrease in restricted cash and cash equivalents	5,134,237	4,849,552	1,236,298
Increase in receivable from Humana	(4,883,700)	(34,187)	(611,430)
(Increase) decrease in other current assets	(147,459)	186,254	(263,965)
Increase (decrease) in accounts payable and accrued expenses	188,000	(523)	217,602
Decrease in medical claims payable	(5,134,237)	(4,849,552)	(1,236,298)
(Decrease) increase in contract settlement reserve	(4,040,844)	3,522,366	7,793,727
(Decrease) increase in due to related parties	(88,356)	2,528	49,063

Net cash provided by operating activities	28,080,331	29,011,964	33,409,620
Cash flows from investing activities
Purchases of property and equipment	(91,327)	(78,214)	(150,713)

Net cash used in investing activities	(91,327)	(78,214)	(150,713)
Cash flows from financing activities
Distributions to partners	(33,012,170)	(24,430,000)	(28,194,000)

Net cash used in financing activities	(33,012,170)	(24,430,000)	(28,194,000)

(Decrease) increase in cash and cash equivalents	(5,023,166)	4,503,750	5,064,907
Cash and cash equivalents, beginning of year	9,018,273	3,995,107	8,498,857

Cash and cash equivalents, end of year	$3,995,107	$8,498,857	$13,563,764

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

1.  Business and Basis of Presentation

    Choice Behavioral Health Partnership (Choice) is engaged in the business of managing mental health and substance abuse services under a subcontract (the Subcontract) with Humana Military Healthcare Services (Humana), a subsidiary of Humana, Inc. Humana is the prime contractor awarded the managed care support contract for Civilian Health and Medical Program of the Uniformed Services (CHAMPUS) beneficiaries in the Department of Defense Regions 3 and 4 (the Contract). Under the Subcontract, Choice is responsible for the management of mental health and substance abuse services for these regions, which are comprised of Florida, Alabama, Georgia, South Carolina, Mississippi, Tennessee, and portions of Louisiana and Arkansas. Choice receives a fixed fee for the management of mental health and substance abuse services provided under the Subcontract and assumes full risk for both inpatient and outpatient services (subject to certain limitations) for all beneficiaries in the defined service area.

    Choice was formed as a general partnership on January 1, 1996, organized under the laws of the Commonwealth of Virginia, between CMG Health, Inc. (CMG), a Maryland corporation and ValueOptions, Inc. (Options), a Virginia corporation. CMG became a wholly owned subsidiary of Magellan Health Services, Inc. (Magellan), a Delaware corporation, by virtue of Magellan's acquisition of Merit Behavioral Care Corporation, CMG's parent company, on February 12, 1998.

    The original term of the Contract was for the twelve-month option period ended June 30, 1997, with four additional one-year option periods available for contract extensions at the discretion of CHAMPUS. The fifth option period extends through June 30, 2001; however, during 2000, Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2003.

    If the Contract is extended for an option period, the Subcontract is automatically extended as well. Choice's management of mental health services under the Subcontract commenced on July 1, 1996.

2.  Summary of Significant Accounting Policies

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally excepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash equivalents

    Cash equivalents are short-term, highly liquid, interest bearing investments with an original maturity of three months or less.

Restricted Cash and Cash Equivalents

    The Contract with Humana requires that Choice maintain cash balances sufficient to pay claims payable.

Concentrations of Credit Risk

    Choice was formed to provide, and currently exclusively provides, services under the Subcontract. The reliance on Humana, which is Choice's sole customer and the holder of the Contract, and on CHAMPUS, which has sole discretion in extending the Contract under which the Subcontract automatically renews, subjects Choice to a concentration of credit risk with respect to the Subcontract. Receivable from Humana represents amounts owed to Choice for services provided under the Subcontract for the month of December.

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

    Property and equipment is comprised of the following:

	December 31, 1999	December 31, 2000
Leasehold improvements	$5,996	$5,996
Furniture and fixtures	355,913	351,056
Computer equipment	413,055	535,641
Computer software	41,998	62,619

	816,962	955,312
Less: accumulated depreciation	614,083	749,655

	$202,879	$205,657

    Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was approximately $189,000, $183,000 and $148,000, respectively.

Clinical Expenses and Claims Payable

    Choice contracts with various mental health providers for the provision of mental health services to its beneficiaries. Licensed psychiatrists, licensed psychologists and licensed masters-level clinicians are generally compensated on a discounted fee for service basis. Institutional providers are generally compensated on a per diem basis for acute, partial hospitalization, and residential treatment center services.

    Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at December 31, 2000 of approximately $5,505,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During 1998, 1999 and 2000, clinical expenses were decreased by approximately $5,576,000, $5,439,000 and $2,306,000, respectively, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims, and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

Provider Contract Revenue

    All revenue recorded by Choice is attributable to the Subcontract.

Income Taxes

    As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

Reclassifications

    Certain amounts in the 1998 and 1999 financial statements were reclassified to be consistent with the presentation in 2000. These reclassifications had no impact on net income.

3.  Fair Value of Financial Instruments

    The carrying amount of current assets and current liabilities in the accompanying balance sheets approximates their fair value.

4.  Related Party Transactions

    Magellan, Options and Humana provide certain services to Choice and pay certain expenses on behalf of Choice. Choice is billed the actual cost for all services provided and expenses paid on its behalf. Choice paid the following amounts to these related parties:

Services provided by Magellan

	Year ended December 31,
	1998	1999	2000
Employee business expenses	$45,617	$3,439	$35,460
Salaries, benefits and payroll taxes of Magellan employees providing services to Choice	24,393	—	—
Supplies and utilities	5,658	—	—

	$75,668	$3,439	$35,460

Services provided by Options

	1998	1999	2000
Salaries, benefits and payroll taxes of Options employees providing services to Choice	$24,393	$2,036	$2,666
Computer Support	—	22,440	—
Employee business expenses	36,693	4,311	3,202
Supplies and utilities	5,101	462	—
Miscellaneous	—	—	703

	$66,187	$29,249	$6,571

Services Provided by Humana

	1998	1999	2000
Telephone services	$250,703	$234,590	$182,315
Field office facility space	44,697	43,884	35,404
Software	—	—	71,021
Computer equipment	—	—	20,334
Legal	—	—	65,662
Miscellaneous	22,732	10,120	6,203

	$318,132	$288,594	$380,939

    The amounts due to related parties is comprised of the following:

	1998	1999	2000
Magellan	$—	$4,135	$2,000
Options	2,666	1,896	2,080
Humana	58,809	57,972	108,986

Total due to related parties	$61,475	$64,003	$113,066

5.  Employee benefit Plans

    Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute up to 15% of their pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. Contributions of $250,000, $276,000 and $295,000 were made during 1998, 1999 and 2000, respectively. Choice paid approximately $4,500, $1,625 and $1,775 in administration costs for the plan during 1998, 1999 and 2000, respectively.

6.  Commitments and Contingencies

    Choice is subject to potential claims arising from the conduct of its business and maintains a general and professional liability insurance policy with a per claim limit of $10,000,000 and aggregate limits of $10,000,000. Choice also maintains excess liability coverage of $15,000,000 per occurrence and $15,000,000 in aggregate, and commercial general liability coverage of $1,000,000 per occurence and $1,000,000 in aggregate. Management is unaware of any significant claims, which may have been asserted against Choice. In the opinion of management, Choice maintains adequate insurance coverage to contain any claims, which may eventually be asserted.

    Choice receives payments in fixed monthly amounts for the management of mental health and substance abuse care. These amounts are subject to retroactive CHAMPUS adjustments, referred to as bid-price adjustments (BPA). There are seven scheduled BPAs which occur over the course of the five- year contract and which measure a variety of factors, including changes in covered lives; estimates of actual costs for the data collection period (DCP); shifts in workload between military-provided services and contractor-provided services (the O-factor); changes in acuity of services; and CHAMPUS inflation relative to projections (CPIRI). The DCP is the 12-month period ended June 30, 1996 (12-month period immediately preceding healthcare delivery). The BPAs are estimated and reflected as an adjustment to provider contract revenue during the applicable period. Estimated amounts payable to Humana, if any, are included in the contract settlement reserve.

    In 1998, BPA2 was finalized and settled resulting in a net underpayment to Choice, based on remeasurement of covered lines, estimated DCP utilization and consideration of changes in workload. During 1998, management increased provider contract revenue by approximately $14,366,000 due to the settlement of BPA2.

    In late 1999, BPA3 was finalized, but not settled, with results indicating a net overpayment to Choice of approximately $4,240,000 for option period one through the first half of option period four. This amount is included in the contract settlement reserve at December 31, 1999. The determination of the BPA3 settlement did not include the impact of changes in the acuity of services (case mix) for which consideration has been postponed to BPA4. Management estimated the impact of changes in the acuity of services on the BPA3 settlement to be approximately $1,225,000 at December 31, 1999. This amount is included in the contract settlement reserve at December 31, 1999.

    During 2000, BPA3 was settled and BPA4 and BPA4a were finalized and settled for a net underpayment to Choice of approximately $3,382,000, which resulted in an increase in provider contract revenue. At December 31, 2000, management estimated that contract reserves of approximately $6,600,000 were needed for adjustments as due to the CPIRI and case mix and approximately $6,700,000 were needed for overpayments due to variances in the O-factor related to BPA5, BPA6 and BPA7. These amounts reduced provider contract revenue and are included in the contract settlement reserve at December 31, 2000.

    While management believes that the contract settlement reserve of approximately $13.3 million is reasonable, because of the inherent uncertainty surrounding the factors included in the determination of the final BPA for each option period, it is at least reasonably possible that the estimated amounts may differ materially from the amounts that would have been recorded had the actual factors been known.

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Fiscal year ended September 30, 1998:
Allowance for doubtful accounts	$40,311	$4,977	(D)	$15,031 4,376	(A) (C)	$24,440 5,388	(B) (F)	$34,867

	$40,311	$4,977		$19,407		$29,828		$34,867

Fiscal year ended September 30, 1999:
Allowance for doubtful accounts	$34,867	$3,277 (8,072	(D) )(E)	$2,362 604	(A) (C)	$1,280 672 2,649	(B) (F) (H)	$28,437

	$34,867	$(4,795)		$2,966		$4,601		$28,437

Fiscal year ended September 30, 2000:
Allowance for doubtful accounts	$28,437	$8,651	(D)	$494	(A)	$3,355 22,635	(B) (C)	$11,592

	$28,437	$8,651		$494		$25,990		$11,592

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

S-1

(This Page Intentionally Left Blank)

QuickLinks

MAGELLAN HEALTH SERVICES, INC. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended September 30, 2000
Table of Contents
PART I
PART II
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES September 30, 2000
PART III
PART IV
SIGNATURES
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands)
MAGELLAN HEALTH SERVICES, INC. SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2000
CHOICE BEHAVIORAL HEALTH PARTNERSHIP BALANCE SHEETS
CHOICE BEHAVIORAL HEALTH PARTNERSHIP STATEMENTS OF INCOME
CHOICE BEHAVIORAL HEALTH PARTNERSHIP STATEMENTS OF PARTNERS' CAPITAL
CHOICE BEHAVIORAL HEALTH PARTNERSHIP STATEMENTS OF CASH FLOWS
CHOICE BEHAVIORAL HEALTH PARTNERSHIP NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2000
MAGELLAN HEALTH SERVICES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)