Form 10-Q
period 2001-03-31
MAGELLAN HEALTH SERVICES INC
filed 2001-05-11
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of April 30, 2001 was 33,381,650.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I—Financial Information:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets—
September 30, 2000 and March 31, 2001	2
Condensed Consolidated Statements of Operations—
For the Three Months and Six Months ended March 31, 2000 and 2001	3
Condensed Consolidated Statements of Cash Flows—
For the Six Months ended March 31, 2000 and 2001	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	18
PART II—Other Information:
Item 1: Legal Proceedings	26
Item 6: Exhibits and Reports on Form 8-K	27
Signatures	28

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2000	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$41,628	$31,081
Accounts receivable, net	137,224	108,461
Restricted cash and investments	117,723	88,305
Refundable income taxes	4,416	4,742
Other current assets	18,662	14,632

Total current assets	319,653	247,221
Property and equipment, net of accumulated depreciation of $95,101 at September 30, 2000 and $85,591 at March 31, 2001	112,612	91,474
Deferred income taxes	121,782	85,181
Investments in unconsolidated subsidiaries	12,746	31,442
Other long-term assets	10,235	21,558
Goodwill, net	1,074,753	1,000,396
Other intangible assets, net	152,006	143,853

	$1,803,787	$1,621,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,687	$27,104
Accrued liabilities	175,698	137,015
Medical claims payable	219,375	226,495
Current maturities of long-term debt and capital lease obligations	34,119	32,176

Total current liabilities	469,879	422,790

Long-term debt and capital lease obligations	1,063,928	972,231

Deferred credits and other long-term liabilities	83,226	19,465

Minority interest	456	518

Commitments and contingencies:
Redeemable preferred stock	57,834	60,315

Stockholders' equity:
Preferred stock, without par value
Authorized—9,793 shares at September 30, 2000 and March 31, 2001
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued 34,936 shares and outstanding 32,647 shares as of September 30, 2000 and issued 35,534 shares and outstanding 33,245 shares as of March 31, 2001	8,733	8,883
Other stockholders' equity
Additional paid-in capital	349,541	348,413
Accumulated deficit	(210,358)	(191,970)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2000 and March 31, 2001	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(193)	(261)

Total stockholders' equity	128,464	145,806

	$1,803,787	$1,621,125

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2000	2001	2000	2001
Net revenue	$408,159	$444,149	$789,881	$890,075

Cost and expenses:
Salaries, cost of care and other operating expenses	361,694	408,308	695,409	783,120
Equity in earnings of unconsolidated subsidiaries	(2,908)	(27,992)	(6,382)	(28,223)
Depreciation and amortization	16,823	15,885	33,503	33,188
Interest, net	24,254	25,315	48,245	48,897
Special charges	—	—	—	3,340

	399,863	421,516	770,775	840,322

Income from continuing operations before income taxes and minority interest	8,296	22,633	19,106	49,753
Provision for income taxes	6,505	11,117	12,285	24,377

Income from continuing operations before minority interest	1,791	11,516	6,821	25,376
Minority interest	(111)	53	31	52

Income from continuing operations	1,902	11,463	6,790	25,324
Discontinued operations:
Income (loss) from discontinued operations(1)	(47,438)	146	(49,660)	5,167
Loss on disposal of discontinued operations, including income tax provision of $(242) and $9,303	—	(363)	—	(12,103)

	(47,438)	(217)	(49,660)	(6,936)

Net income (loss)	(45,536)	11,246	(42,870)	18,388
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,088	1,249	1,304	2,481

Income (loss) available to common stockholders	(46,624)	9,997	(44,174)	15,907
Other comprehensive income (loss)	7	90	(25)	(68)

Comprehensive income (loss)	$(46,617)	$10,087	$(44,199)	$15,839

Weighted average number of common shares outstanding—basic	32,058	32,897	32,019	32,774

Weighted average number of common shares outstanding—diluted	32,289	41,141	32,225	40,586

Income (loss) per common share available to common stockholders—basic:
Income from continuing operations	$0.03	$0.31	$0.17	$0.70

Loss from discontinued operations	$(1.48)	$(0.01)	$(1.55)	$(0.21)

Net income (loss)	$(1.45)	$0.30	$(1.38)	$0.49

Income (loss) per common share available to common stockholders—diluted:
Income from continuing operations	$0.03	$0.28	$0.17	$0.62

Loss from discontinued operations	$(1.47)	$(0.01)	$(1.54)	$(0.17)

Net income (loss)	$(1.44)	$0.27	$(1.37)	$0.45

(1)
Net of income tax provision (benefit) of $(31,604) and $97 for the three months ended March 31, 2000, and 2001, respectively, and $(32,519) and $3,246 for the six months ended March 31, 2000, and 2001, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended March 31,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$(42,870)	$18,388
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on sale of assets	(610)	6,139
Depreciation and amortization	39,143	35,171
Impairment of long-lived assets	58,783	—
Equity in earnings of unconsolidated subsidiaries	(6,382)	(28,223)
Non-cash interest expense	2,194	2,611
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	20,603	(10,900)
Restricted cash and investments	7,367	29,418
Other assets	(4,455)	1,657
Accounts payable and other accrued liabilities	(53,740)	(54,492)
Medical claims payable	27,821	5,763
Income taxes payable and deferred income taxes	(21,943)	36,275
Reserve for unpaid claims	(78)	—
Other liabilities	(292)	(2,631)
Minority interest, net of dividends paid	239	85
Other	(42)	1,011

Total adjustments	68,608	21,884

Net cash provided by operating activities	25,738	40,272

Cash flows from investing activities:
Capital expenditures	(15,303)	(11,116)
Acquisitions and investments in businesses, net of cash acquired	(63,464)	(60,000)
Distributions received from unconsolidated subsidiaries	6,200	9,468
Decrease in assets restricted for settlement of unpaid claims	469	—
Proceeds from sale of assets, net of transaction costs	(777)	102,966

Net cash (used in) provided by investing activities	(72,875)	41,318

Cash flows from financing activities:
Payments on debt and capital lease obligations	(69,370)	(176,586)
Proceeds from issuance of debt, net of issuance costs	59,643	82,946
Proceeds from issuance of redeemable preferred stock, net of issuance costs	54,813	—
Proceeds from exercise of stock options and warrants	968	1,503

Net cash provided by (used in) financing activities	46,054	(92,137)

Net decrease in cash and cash equivalents	(1,083)	(10,547)
Cash and cash equivalents at beginning of period	37,440	41,628

Cash and cash equivalents at end of period	$36,357	$31,081

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001
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

    The Company previously operated four business segments, three of which have been discontinued. Since March 2001, the Company operates only in the behavioral managed healthcare business.

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. Accordingly, the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented.

    All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 2000 amounts to conform to fiscal 2001 presentation.

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2000 and the notes thereto, which are included in the Company's Annual Report on Form 10-K/A.

NOTE B—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the six months ended March 31, 2000 and 2001 (in thousands):

	Six Months Ended March 31,
	2000	2001
Income taxes paid, net of refunds received	$1,689	$616

Interest paid	$49,528	$53,078

NOTE C—Long-Term Debt and Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2000 and March 31, 2001 is as follows (in thousands):

	September 30, 2000	March 31, 2001
Credit Agreement:
Revolving Facility due through 2004	$30,000	$—
Term Loan Facility (8.5625% to 9.0625% at March 31, 2001) due through 2006	436,612	370,026
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% notes payable through 2005	35	35
Capital lease obligations due through 2014 (3.50% to 9.27% at March 31, 2001)	6,400	9,346

	1,098,047	1,004,407
Less amounts due within one year	34,119	32,176

	$1,063,928	$972,231

NOTE D—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 2000	March 31, 2001
Salaries, wages and other benefits	$21,411	$13,655
TRICARE adjustments	22,603	2,703
Contingent purchase price	—	23,327
Other	131,684	97,330

	$175,698	$137,015

NOTE E—Income per Common Share

    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	2001	2000	2001
Numerator:
Income from continuing operations	$1,902	$11,463	$6,790	$25,324
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	(1,088)	(1,249)	(1,304)	(2,481)

Income from continuing operations—basic	814	10,214	5,486	22,843
Add: presumed conversion of redeemable preferred stock	—	1,249	—	2,481

Income from continuing operations—diluted	$814	$11,463	$5,486	$25,324

Denominator:
Average number of common shares outstanding—basic	32,058	32,897	32,019	32,774
Common stock equivalents—stock options	196	1,362	187	865
Common stock equivalents—warrants	3	6	3	1
Common stock equivalents—redeemable preferred stock	32	6,876	16	6,946

Average number of common shares outstanding—diluted	32,289	41,141	32,225	40,586

Income from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.03	$0.31	$0.17	$0.70

Diluted (diluted numerator/diluted denominator)	$0.03	$0.28	$0.17	$0.62

    Conversion of the redeemable preferred stock (see Note K "Redeemable Preferred Stock") was presumed for the three months and six months ended March 31, 2001. Conversion of the redeemable preferred stock was not presumed for the three months and six months ended March 31, 2000 due to the anti-dilutive effect. Certain stock options and warrants which were outstanding during the three months and six months ended March 31, 2000 and 2001 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE F—Investments in Unconsolidated Subsidiaries

    Choice Behavioral Health Partnership.  The Company is a 50% partner with Value Options, Inc. in Choice Behavioral Health Partnership ("Choice"), a general partnership. Choice is a managed behavioral healthcare company which derives all of its revenues from a contract with TRICARE, the successor to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). The Company accounts for its investment in Choice using the equity method.

    A summary of financial information for the Company's investment in Choice is as follows
(in thousands):

	September 30, 2000	March 31, 2001
Current assets	$19,144	$71,895
Property and equipment, net	132	189

Total assets	$19,276	$72,084

Current liabilities	$16,212	$26,618
Long-term liabilities	—	3,455
Partners' capital	3,064	42,011

Total liabilities and partners' capital	$19,276	$72,084

Company investment in Choice	$1,532	$21,006

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	2001	2000	2001
Net revenue	$14,027	$57,317	$28,074	$72,346
Operating expenses	(8,219)	(8,676)	(15,641)	(15,213)

Net income	$5,808	$48,641	$12,433	$57,133

Company equity income	$2,904	$24,321	$6,217	$28,569

Cash distribution from Choice	$3,060	$5,993	$6,200	$9,093

    During the three months ended March 31, 2001, Choice recognized income related to the settlement of certain issues under its TRICARE contract some of which relate to prior periods. See Note H—"Commitments and Contingencies".

    Premier Behavioral Systems, LLC.  The Company owns a 50% interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2000 and March 31, 2001 was $8.1 million and $6.4 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended March 31, 2000 and 2001 was $(0.1) million and $3.0 million, respectively, and for the six months ended March 31, 2000 and 2001 was $(0.2) million and $(1.8) million, respectively. The Company has not received a partnership distribution from Premier in fiscal years 2000 and 2001.

NOTE G—Discontinued Operations

Healthcare Provider and Franchising Segments

    During fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities ("Crescent") for $417.2 million in cash and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company obtained a 50% ownership of CBHS; the other 50% ownership interest of CBHS was owned by COI.

    On September 10, 1999, the Company consummated the transfer of assets and other interests pursuant to a Letter Agreement dated August 10, 1999 with Crescent, COI and CBHS that effects the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS

Transactions"). As part of this transaction, the Company agreed to provide CBHS with the net economic value of five hospital-based joint ventures ("Provider JVs") and agreed to transfer to CBHS its interests in the Provider JVs and related real estate as soon as practicable. In addition, the Company became obligated to pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date (the "CBHS Note").

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    The Company's original plan of disposal contemplated that the disposition of all provider joint venture interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, has closed two of the five hospital-based joint ventures, sold the assets and operations of one of the joint ventures during the second quarter of fiscal 2001 and is currently negotiating to sell its interest in the remaining joint ventures.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During April of 2001, the Company entered into an agreement with CBHS that would provide the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company is released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company is to pay CBHS approximately $26 million over the next 9 months. The amounts due under the agreement are anticipated to be funded primarily through proceeds from the sale of the Company's interest in the Provider JVs, and from amounts previously withheld from CBHS for services provided.

Specialty Managed Healthcare Segment

    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provided specialty managed care services, including risk-based products and administrative services to a variety of insurance companies and other customers. Allied's products included, among other things, claims authorization, analysis, adjudication and payment, comprised of multiple clinical specialties. The Company paid approximately $50.0 million for Allied, with cash on hand. During the quarter ended December 31, 1998, the Company and the former owners of Allied amended the Allied purchase agreement (the "Allied Amendments"). The Allied Amendments resulted in the Company paying the former owners of Allied $4.5 million additional consideration, which was recorded as goodwill. On February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), which also provided specialty managed care services. The initial purchase price of Vivra was $10.25 million, excluding transaction costs. Allied and Vivra, as well as certain other related assets, comprised the Company's specialty managed healthcare segment. The Company accounted for the Allied and Vivra acquisitions using the purchase method of accounting.

    On October 4, 2000, the Company adopted a formal plan to dispose of the business and interests that comprise the Company's specialty managed healthcare segment. The Company is exiting the specialty managed healthcare business via sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company does not expect to receive significant proceeds from the sale of these assets. Further, the Company is actively exiting all significant contracts entered into by Allied and Vivra. This effort is expected to be completed by September 30, 2001.

Human Services Segment

    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of Mentor, which represents the business and interest that comprise the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. The Company received approximately $113 million in consideration, net of approximately $2 million of transaction costs. The Company's consideration consisted of approximately $103 million of cash and $10 million in the form of an interest-bearing note. The Company also retained certain liabilities approximating $3 million.

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

    The summarized results of discontinued operations segments are as follows (in thousands):

	Three Months Ended March 31, 2000	Three Months Ended March 31, 2001	Six Months Ended March 31, 2000	Six Months Ended March 31, 2001
Healthcare Provider and Healthcare Franchising Segments
Net revenue(1)	$—	$1,145	$—	$4,264

Salaries, cost of care and other operating expenses(1)	—	902	—	3,838
Depreciation and amortization	—	—	—	—
Other expenses(2)(3)	—	97	—	170

Net income	$—	$146	$—	$256

Speciality Managed Healthcare Segment
Net revenue	$35,956	$5,136	$80,812	$15,399

Salaries, cost of care and other operating expenses(4)	59,993	5,136	110,540	10,537
Impairment of Long-Lived Assets	58,173	—	58,173	—
Depreciation and amortization	1,270	—	2,366	—
Other expenses (income)(2)(3)	(33,545)	—	(35,920)	1,702

Net income (loss)(5)	$(49,935)	$—	$(54,347)	$3,160

Human Services Segment
Net revenue	$54,399	$38,184	$105,663	$91,654

Salaries, cost of care and other operating expenses	48,275	38,184	94,301	86,546
Depreciation and amortization	1,686	—	3,274	1,983
Other expenses(2)(3)(6)	1,941	—	3,401	1,374

Net income (loss)(7)	$2,497	$—	$4,687	$1,751

Discontinued Operations—Combined
Net revenue	$90,355	$44,465	$186,475	$111,317

Salaries, cost of care and other operating expenses	108,268	44,222	204,841	100,921
Impairment of Long-Lived Assets	58,173	—	58,173	—
Depreciation and amortization	2,956	—	5,640	1,983
Other expenses (income)	(31,604)	97	(32,519)	3,246

Net loss	$(47,438)	$146	$(49,660)	$5,167

(1)
Fiscal 2001 amounts reflect settlements of certain outstanding Medicare and Medicaid cost reports, collection of certain receivables previously written off, cost of collection and settlement of other liabilities.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes and minority interest.

(4)
The six months ended March 31, 2001 amounts include a $4.9 million favorable change in estimate regarding settlement of an obligation.

(5)
Fiscal 2001 amounts exclude losses of $3.7 million from the operations of the specialty managed healthcare segments that were provided for during the fourth quarter of fiscal 2000. See "Remaining Assets and Liabilities—Specialty Managed Healthcare Segment" elsewhere herein.

(6)
Fiscal 2001 amounts exclude an estimated loss on disposal of approximately $12.1 million. See "Loss on Disposal of Human Services Segment" below.

(7)
Fiscal 2001 amounts exclude income of $1.9 million from the operations of the human services segment provided for in the estimated loss on sale during the first quarter of fiscal 2001.

Loss on Disposal of Human Services Segment

    The summary of the estimated loss on disposal recorded during fiscal 2001 related to the disposal of the Company's human services segment is as follows (in thousands):

Estimated net proceeds from sale(1)	$110,469
Less: Estimated net book value of assets	113,269

Estimated loss before taxes	(2,800)
Income tax provision(2)	(9,303)

Total estimated loss(3)	$(12,103)

(1)
Net of certain assumed liabilities.

(2)
Amount includes provision for income taxes related to $26.1 million of goodwill which has no tax basis.

(3)
The estimated loss may change based upon a working capital settlement provided for in the sale agreement.

Remaining Assets and Liabilities

  Healthcare Provider and Healthcare Franchising Segments

    The remaining assets and liabilities of the healthcare provider business at March 31, 2001 include, among other things, (i) hospital-based real estate of $5.4 million, (ii) long-term debt of $6.4 million related to the hospital-based real estate, (iii) reserve for discontinued operations of $4.8 million and (iv) accrued liabilities of $20.4 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note H—"Commitments and Contingencies."

    The following table provides a roll-forward of the reserves related to the discontinuance of the healthcare provider and healthcare franchising segments (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance March 31, 2001
Transaction costs and legal fees	$1,749	$—	$(1,008)	$741
Provider JV working capital	3,116	—	—	3,116
Other	905	—	—	905

	$5,770	$—	$(1,008)	$4,762

  Specialty Managed Healthcare Segment

    The remaining assets and liabilities of the specialty managed healthcare segment at March 31, 2001 include, among other things, (i) cash and accounts receivable of $6.7 million, (ii) property and equipment of $1.6 million, (iii) medical claims payable of $5.4 million, (iv) reserve for discontinued operations of $4.8 million and (v) accounts payable and accrued liabilities of $7.8 million.

    The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance March 31, 2001
Accrued losses	$3,531	$—	$(3,072)	$459
Lease exit costs	5,051	—	(658)	4,393

	$8,582	$—	$(3,730)	$4,852

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

NOTE H—Commitments and Contingencies

    The Company is self-insured for a portion of its general and professional liability risks. The reserves for self-insured general and professional liability losses, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's consolidated balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and Management believes that these amounts are sufficient.

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

    Five affiliated outpatient clinic providers (the "Providers") that are participating providers in the TennCare program asserted claims against Green Spring Health Services, Inc., a wholly-owned subsidiary of the Company ("Green Spring") and Premier Behavioral Systems of Tennessee, LLC ("Premier"), the joint venture that contracts with the State of Tennessee to manage services under the TennCare program and in which the Company holds a 50% interest, alleging that Premier and Green Spring failed to pay the providers in accordance with their contracts. In April 2001, Premier and Green Spring settled all outstanding claims with the Providers.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1991 while Wachovia served as ESOP Trustee. Wachovia also alleged fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. While the claim is in its initial stage and an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). On May 1, 2001, the Missouri court granted the Company's request to transfer the venue of the case to the United States District Court for the District Court of Maryland. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996. The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premium paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. While the claim is in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously.

    The Company is also subject to or party to other litigation, claims and civil suits, relating to its operations and business practices. Certain of the Company's managed care litigation matters involve class action lawsuits, which allege (i) the Company inappropriately denied and/or failed to authorize benefits for mental health treatment under insurance policies with a customer of the Company and (ii) a provider at a Company facility violated privacy rights of certain patients. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of TRICARE (formerly CHAMPUS) under two separate contracts. The fixed monthly amounts that the Company receives for medical costs under TRICARE contracts are subject to retroactive adjustment ("TRICARE Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company recorded reserves of approximately $22.6 million and $2.7 million as of September 30, 2000 and March 31, 2001, respectively, for TRICARE Adjustments. During the first quarter of fiscal 2000, the Company reached a settlement agreement with a contractor under one of its TRICARE contracts whereby the Company agreed to pay approximately $38.1 million to the contractor during the quarter ended December 31, 1999. During the first two quarters of fiscal 2001, the Company and the contractors under its TRICARE contracts agreed to settlements of their joint appeals of the Department of Defense's retroactive adjustments and other contractual issues in the amount of approximately $30.3 million. While management believes that the present reserve for TRICARE adjustments is reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided. Choice, one of the Company's 50% joint ventures, also participates as a subcontractor to TRICARE. During the second quarter of fiscal 2001, Choice and its contractor also agreed to a settlement of a joint appeal to the Department of Defense's retroactive adjustment, in the amount of approximately $50 million, of which $8.6 million relates to future periods.

NOTE I—Special Charges

    In December 2000, the Company sold its Canadian behavioral managed care operations to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations resulted in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.5 million and will receive an additional $1.3 million in two installments payable in December 2001 and 2002. Proceeds received from the sale were used to reduce debt.

    During the fourth quarter of fiscal 2000, the Company incurred special charges of $9.6 million, net of the $1.9 million non-recurring gain on the sale of the corporate aircraft, related to the closure of certain provider offices and restructuring of the corporate function and certain behavioral managed healthcare office sites. The following table provides a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2000	Payments	Balance March 31, 2001
Employee severance and termination benefits	$5,866	$(4,622)	$1,244
Lease termination costs	4,710	(595)	4,115
Other	868	(838)	30

	$11,444	$(6,055)	$5,389

NOTE J—Business Segment Information

    As of March 2001, the Company is operating only in the behavioral managed healthcare business. The Company provides behavioral managed healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company evaluates performance of its business based on profit or loss from continuing operations before depreciation, amortization, interest, net, special charges, net, income taxes and minority interest ("Segment profit"). In conjunction with the discontinuance of its other segments, the Company is evaluating its remaining business to determine if additional segment disclosure is warranted. The Company anticipates completion of the evaluation during fiscal 2001.

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Behavioral Managed Healthcare	Corporate Overhead and Other	Consolidated
Three Months ended March 31, 2000
Net revenue	$408,159	$—	$408,159

Segment profit	$52,939	$(3,566)	$49,373

Three Months ended March 31, 2001
Net revenue	$444,149	$—	$444,149

Segment profit	$66,930	$(3,097)	$63,833

Six Months ended March 31, 2000
Net revenue	$789,881	$—	$789,881

Segment profit	$107,860	$(7,006)	$100,854

Six Months ended March 31, 2001
Net revenue	$890,075	$—	$890,075

Segment profit	$141,561	$(6,383)	$135,178

Total assets, September 30, 2000(1)	$1,471,937	$331,850	$1,803,787

Total assets, March 31, 2001(1)	$1,446,220	$174,905	$1,621,125

(1)
Total assets for "Corporate Overhead and Other" include assets of the discontinued segments. See Note G—"Discontinued Operations."

    The following tables reconcile Segment profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	2001	2000	2001
Segment profit	$49,373	$63,833	$100,854	$135,178
Depreciation and amortization	(16,823)	(15,885)	(33,503)	(33,188)
Interest, net	(24,254)	(25,315)	(48,245)	(48,897)
Special charges	—	—	—	(3,340)

Income from continuing operations before income taxes and minority interest	$8,296	$22,633	$19,106	$49,753

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

    The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

March 31, 2001
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Fair value of Series A Option at issuance	(3,366)

Total redeemable convertible preferred stock	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	5,631
Fair value of Series A Option at issuance	3,366
Issuance costs, net of amortization of $652	(4,379)

$60,315

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company has been executing a strategy to dispose of non-core businesses and focus on its core behavioral managed healthcare business.

    On September 10, 1999, the Company consummated the CBHS Transactions (as defined). The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    On October 4, 2000, the Company adopted a formal plan to dispose of the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra which was consummated February 29, 2000 and Allied which was consummated on December 5, 1997. The initial purchase price for Vivra was $10.25 million and additional consideration of $10.0 million may be payable based upon future results. The Company paid approximately $54.5 million for Allied.

    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of the stock of National Mentor, Inc. (Mentor), which represents the business and interests that comprise the Company's human services segment. On March 9, 2001, the Company consummated the sale of Mentor. The sale of Mentor represents the disposal of the Company's human services segment.

    APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods related to the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments. The Company recorded an after-tax loss on disposal of its human services business segment of approximately $12.1 million in fiscal 2001.

    The Company currently is engaged in the behavioral managed healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At March 31, 2001, the Company managed the behavioral healthcare benefits of approximately 69.7 million individuals.

    This Form 10-Q and other statements issued or made from time to time by Magellan Health Services, Inc. or its representatives contain statements which may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Magellan and members of its management team, as well as the assumptions on which such statements are based. Words or phrases such as "should result," "are expected to," "anticipate," "estimate", "project" or similar expressions are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those comtemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000, which information is hereby incorporated by reference in this Form 10-Q. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Results of Operations

Quarter ended March 31, 2001 ("Current Year Quarter"), compared to the same period of fiscal 2000 ("Prior Year Quarter")

    Net Revenue.  Revenue increased 8.8% or $36.0 million, to $444.1 million for the Current Year Quarter. The increase was primarily due to increased membership growth in existing and new accounts, revenue of approximately $9.9 million in connection with the settlement of certain issues related to a contract with TRICARE, and increases in rates. Total covered lives increased 5.0%, or 3.3 million, to 69.7 million at March 31, 2001. The increase in total lives excludes 2.2 million lives which were transferred in conjunction with the sale of the Company's Canadian and provider businesses.

    Salaries, Cost of Care and Other Operating Expenses.  Expenses increased 12.9% or $46.6 million, to $408.3 million for the Current Year Quarter. The 2001 quarter was impacted by an adjustment of approximately $15.0 million to the Company's estimate of claims incurred in prior years based on the results of the Company's reduction in claims inventory and other claims processing improvements. The increase was also due to increased care costs resulting from shifts in membership between benefit products under certain select contracts, membership growth, new contracts and an increase in employee incentive compensation accrual resulting from increased earnings of the Company as compared to the Prior Year Quarter.

    Equity in Earning of Unconsolidated Subsidiaries.  Equity in earnings from unconsolidated subsidiaries increased 865.5% or $25.1 million, to $28.0 million for the Current Year Quarter. In the Current Year Quarter, the Company recorded earnings in connection with the settlement of certain issues related to the Choice partnership's contract with TRICARE of approximately $20.7 million and the reversal of legal accruals on the Premier partnership related to settlement of certain litigation. The remaining increase is primarily related to increased profitability of the Choice partnership.

    Depreciation and Amortization.  Depreciation and amortization decreased 5.4%, or $0.9 million, to $15.9 million for the Current Year Quarter, from $16.8 million in the Prior Year Quarter. The decrease is primarily attributable to assets fully depreciated during the Current Year Quarter and the write-off and sale of certain assets subsequent to the Prior Year Quarter, partially offset by fixed asset additions.

    Interest, net.  Interest expense, net, increased 4.1%, or $1.0 million, to $25.3 million for the Current Year Quarter, from $24.3 million in the Prior Year Quarter. The increase over the Prior Year Quarter is primarily a result of higher borrowing rates partially offset by lower borrowings in the Current Year Quarter.

    Income Taxes.  The Company's effective income tax rate decreased to 49.1% for the Current Year Quarter from 78.4% for the Prior Year Quarter. The decrease is primarily attributable to the Company's increased level of earnings in the Current Year Quarter relative to the amount of non-deductible goodwill amortization expense associated with certain acquisitions.

    Discontinued Operations.  The following table summarizes income (loss) from discontinued operations, net of tax for the three months ended March 31:

	2000	2001
Healthcare provider segment	$—	$146
Specialty managed healthcare segment	(49,935)	—
Human services segment	2,497	—

	$(47,438)	$146

    Income from the healthcare provider segment for the Current Year Quarter is a result of collection of certain receivables previously written off net of cost of collection and provision for income taxes.

    Income (loss) from the specialty managed healthcare segment was $0 in the Current Year Quarter due to accrual of operating losses in conjunction with the plan of disposal. The Prior Year Quarter was negatively impacted by a $58.2 million impairment charge related to long-lived assets. See Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Income from the human services segment was $0 in the Current Year Quarter as compared to $2.5 million in the Prior Year Quarter. The Current Year Quarter amount reflects the accrual of operating results in conjunction with adoption of the plan of disposal. See Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Six Months ended March 31, 2001 ("Current Year Period"), compared to the same period in fiscal 2000 ("Prior Year Period")

    Net Revenue. Revenue increased 12.7% or $100.2 million, to $890.1 million for the Current Year Period. The increase in revenues was primarily due to increased membership from existing and new contracts, revenue of approximately $30.3 million in connection with the settlement of certain issues related to two contracts with TRICARE, and increases in rates. Total covered lives increased 5.0% or 3.3 million, to 69.7 million at March 31, 2001. The increase in total covered lives excludes 2.2 million lives which were transferred in conjunction with the sale of the Company's Canadian and provider businesses.

    Salaries, Cost of Care and Other Operating Expenses.  Salaries, cost of care and other operating expenses increased 12.6% or $87.7 million, to $783.1 million for the Current Year Period. The Current Year Period was impacted by an adjustment of approximately $15.0 million to the Company's estimate of the estimated claims incurred in prior years based on the results of the Company's reduction in claims inventory and other claims processing improvements. The increase was also due to increased care costs resulting from shifts in membership between benefit products in certain select contracts, membership growth, new contracts and an increase in employee incentive compensation accruals resulting from increased earnings of the Company as compared to the Prior Year Period.

    Equity in Earning of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries increased 342.2% or $21.8 million, to $28.2 million in the Current Year Period. During the Current Year Period, the Company recorded approximately $20.7 million in connection with the settlement of certain issues related to the Choice partnership's contract with TRICARE. The remaining increase is primarily attributable to increased earnings in Choice offset by decreased earnings in Premier, which resulted primarily from an increase in legal accruals related to certain litigation in the Current Year Period.

    Depreciation and Amortization.  Depreciation and amortization decreased 0.9%, or $0.3 million, to $33.2 million for the Current Year Period from $33.5 million in the Prior Year Period. The decrease is primarily attributable to assets fully depreciated during the Current Year Period and the write-off and sale of certain assets subsequent to the Prior Year Period.

    Interest, net.  Interest expense, net, increased 1.5%, or $0.7 million, to $48.9 million for Current Year Period, from $48.2 million in the Prior Year Period, primarily due to higher borrowing rates in the Current Year Period offset by lower average borrowings.

    Other Items.  The Company recorded special charges of $3.3 million in the Current Year Period related to the loss on the sale of the Company's Canadian subsidiary. See Note I—"Special Charges" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Income Taxes.  The Company's effective income tax rate decreased to 49.0% for the Current Year Period, from 64.3% for Prior Year Period. The decrease is primarily attributable to the Company's increased level of earnings in the Current Year Period relative to the amount of non-deductible goodwill amortization expense associated with certain acquisitions.

    Discontinued Operations.  The following table summarizes income (loss) from discontinued operations, net of tax, for the six months ended March 31:

	2000	2001
Healthcare provider segment	$—	$256
Specialty managed healthcare segment	(54,347)	3,160
Human services segment	4,687	1,751

	$(49,660)	$5,167

    Income from the healthcare provider segment for the Current Year Period is a result of positive settlement of outstanding Medicare and Medicaid cost reports and collection of certain receivables previously written off, offset by the cost of collections and settlement of other liabilities.

    The income from the specialty managed healthcare segment for the Current Year Period represents the settlement of obligations for less than the amount previously estimated. During the Prior Year Period, the Company recorded a $58.2 million impairment of long-lived assets which adversely affected the segment's profitability. See Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein. The Company is currently continuing its planned exit from the specialty managed healthcare segment and anticipates completion of this effort no later than September 30, 2001.

    Income from the human services segment was $1.8 million for the Current Year Period compared to $4.7 million in the Prior Year Period. The decrease is primarily a result of accrual of operating results in conjunction with recordation of the loss on disposal and approval of the plan of disposal. In addition, the Company recorded an estimated loss on disposal of the human service segment of approximately $12.1 million during the Current Year Period. This loss is comprised of an estimated pre-tax loss of $2.8 million and tax provision of $9.3 million. The tax provision results from a lower tax basis, primarily due to approximately $26.1 million of goodwill that has no tax basis. The loss may change based upon a potential adjustment to working capital as provided for in the sale agreement to be determined during the Company's third or fourth quarters. See Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Historical Liquidity and Capital Resources

    Operating Activities.  The Company's net cash provided by operating activities was $40.3 million for the Current Year Period and $25.7 million for the Prior Year Period. During the Current Year Period, operating cash flows were: (i) negatively impacted by approximately $18.7 million of cash outflows associated with the specialty managed healthcare and healthcare provider segments, severance and other exit costs accrued for during the fourth quarter of fiscal 2000; (ii) benefited by approximately $30.0 million related to settlement of certain contract issues with a customer and (iii) unfavorably affected by increased medical claims payments resulting from the reduction of claims inventory in connection with improved customer service initiatives. During the Prior Year Period, non-recurring cash inflows of approximately $24.0 million related to cost report settlements and non-recurring cash payments totaling $38.1 million related to TRICARE Adjustments were incurred.

    Investing Activities.  Capital expenditures decreased 27.4%, or $4.2 million, to $11.1 million for the Current Year Period, compared to $15.3 million in the Prior Year Period. The decrease was primarily a result of increased capital requirements in the Prior Year Period related to integration and system enhancement activities and deferral of capital projects in the Current Year Period. The increase in distributions from unconsolidated subsidiaries is a result of increased earnings of the Choice partnership. Additionally, the Company received approximately $25 million from Choice in the third quarter of 2001 related to the settlement of certain contract issues agreed to during the second quarter of 2001. During the Current Year Period the Company had net cash proceeds of: (i) $8.5 million related to the sale of the Company's Canadian subsidiary; (ii) $91.9 million related to the sale of National Mentor Inc. (net of cash conveyed), and (iii) $2.5 million from the sale of other assets, including a hospital based joint venture.

    During both the Prior Year Period and the Current Year Period, the Company paid contingent purchase consideration to Aetna related to previously acquired businesses.

    Financing Activities.  The Company repaid $176.6 million of indebtedness outstanding under the Revolving Facility (as defined herein) and the Term Loan Facility (as defined herein) during the Current Year Period. The Company used approximately $100.3 million of the proceeds of the Mentor sale to reduce debt outstanding. As of March 31, 2001, the Company had $115.7 million of availability under the Revolving Facility, excluding $34.3 million of availability reserved for certain letters of credit.

    The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during fiscal 2000, for a total price of approximately $54.0 million, net of issuance costs. Approximately 50% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50% being used for general corporate purposes. See Note K—"Redeemable Preferred Stock" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Outlook—Liquidity and Capital Resources

    Debt Service Obligations.  The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Notes") and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $370.0 million, as of March 31, 2001, under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term

Loan Facility and the principal amount of the Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2001	$11.4
2002	42.0
2003	74.7
2004	119.9
2005	99.9
2006 and beyond	647.1

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had no outstanding borrowings and $34.3 million in letters of credit under the Revolving Facility as of March 31, 2001.

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

    The Company paid $60.0 million to Aetna for the Contract Years ended December 31, 1998, 1999, and 2000. The full $60.0 million payment related to Contract Year 3 was paid during the second quarter of fiscal 2001.

    By virtue of acquiring Merit, the Company is required to make certain payments to the former shareholders of CMG Health, Inc. ("CMG"), a managed behavioral healthcare company that was acquired by Merit, in September 1997. Such contingent payments and other related contingencies amount to approximately $24.0 million. The Company will pay this amount during the third quarter of fiscal 2001.

    Revolving Facility and Liquidity.  The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At March 31, 2001, the Company had approximately $115.7 million of availability under the Revolving Facility. The Company estimates that it will spend approximately $21.7 million for capital expenditures in the remainder of fiscal 2001. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility and proceeds from sale of the Provider Joint Ventures, will be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent payments with respect to HAI and CMG, and other investing and financing activities over the next year.

    Restrictive Financing Covenants.  The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the Indenture limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the Indenture), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock, and make acquisitions.

    Strategic Alternatives to Reduce Long-Term Debt and Improve Liquidity.  The Company continually evaluates strategic alternatives to reduce debt and improve liquidity, including issuance of equity or debt, refinancing of existing debt, and disposition of non-core assets.

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

    On March 9, 2001, the Company consummated the sale of National Mentor, Inc. ("Mentor"), the Company's human services business to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. The Company received approximately $113 million in consideration, net of approximately $2 million in transaction costs. The Company's consideration consisted of approximately $103 million in cash and $10 million in the form of an interest-bearing note. The Company also assumed liabilities approximating $3 million. Approximately $50 million of the proceeds were used to retire Term Loans as required by the Company's Credit Agreement, with the remainder used to reduce amounts outstanding under its revolving facility. There can be no assurance that the Company will be able to divest of any other business or that the divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.

    Net Operating Loss Carryforwards.  During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's net operating loss carryforwards for federal income tax could be reduced if the IRS later successfully challenges these deductions.

  Recent Accounting Pronouncements

    In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (FAS No. 133) was issued. FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company will be required to implement FAS No. 133 for all fiscal quarters for its current fiscal year. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    Five affiliated outpatient clinic providers (the "Providers") that are participating providers in the TennCare program asserted claims against Green Spring Health Services, Inc., a wholly-owned subsidiary of the Company ("Green Spring") and Premier Behavioral Systems of Tennessee, LLC ("Premier"), the joint venture that contracts with the State of Tennessee to manage services under the TennCare program and in which the Company holds a 50% interest, alleging that Premier and Green Spring failed to pay the providers in accordance with their contracts. In April 2001, Premier and Green Spring settled all outstanding claims of the Providers.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1991 while Wachovia served as ESOP Trustee. Wachovia also alleged fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. While the claim is in its initial stage and an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). On May 1, 2001, the Missouri court granted the Company's request to transfer the venue of the case to the United States District Court for the District Court of Maryland. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996. The complaints allege violations of RICO and ERISA arising out of the Defendant's alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premium paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. While the claim is in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During April of 2001, the Company entered into an agreement with CBHS that would provide the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company is released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company is to pay CBHS approximately $26 million over the next 9 months. The amounts due under the agreement are anticipated to be funded primarily through proceeds from the sale of the Company's interest in the Provider JVs, and from amounts previously withheld from CBHS for services provided.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
None.
  (b)
  Reports on Form 8-K

    The Company filed the following current report on Form 8-K with the Securities and Exchange Commission during the Quarter ended March 31, 2001.

Date of Report	Item Reported and Description	Financial Statement as filed
March 9, 2001	Disposition of Assets—National Mentor, Inc.	yes(1)

(1)
Unaudited Pro Forma Condensed Consolidated Balance Sheet at December 31, 2000; Unaudited Pro Forma Condensed Statement of Operations for the three months ended December 31, 2000 and the twelve months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: May 11, 2001	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President, Finance and Legal
Date: May 11, 2001	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

This page intentionally left blank.

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Six Months ended March 31, 2001 ("Current Year Period"), compared to the same period in fiscal 2000 ("Prior Year Period")
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURES