Form 10-Q
period 2001-06-30
MAGELLAN HEALTH SERVICES INC
filed 2001-08-08
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of July 31, 2001 was 34,437,897.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I—Financial Information:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets— September 30, 2000 and June 30, 2001	1
Condensed Consolidated Statements of Operations— For the Three Months and Nine Months ended June 30, 2000 and 2001	2
Condensed Consolidated Statements of Cash Flows— For the Nine Months ended June 30, 2000 and 2001	3
Notes to Condensed Consolidated Financial Statements	4
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	16
PART II—Other Information:
Item 1: Legal Proceedings	25
Item 6: Exhibits and Reports on Form 8-K	26
Signatures	27

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2000	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$41,628	$29,100
Accounts receivable, net	137,224	120,772
Restricted cash and investments	117,723	78,985
Refundable income taxes	4,416	1,934
Other current assets	18,662	15,066

Total current assets	319,653	245,857
Property and equipment, net of accumulated depreciation of $95,101 at September 30, 2000 and $90,297 at June 30, 2001	112,612	89,003
Deferred income taxes	121,782	80,679
Investments in unconsolidated subsidiaries	12,746	10,524
Other long-term assets	10,235	32,980
Goodwill, net	1,074,753	1,044,636
Other intangible assets, net	152,006	151,836

	$1,803,787	$1,655,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,687	$24,148
Accrued liabilities	175,698	178,892
Medical claims payable	219,375	210,265
Current maturities of long-term debt and capital lease obligations	34,119	2,680

Total current liabilities	469,879	415,985

Long-term debt and capital lease obligations	1,063,928	1,001,668

Deferred credits and other long-term liabilities	83,226	18,619

Minority interest	456	550

Commitments and contingencies:
Redeemable preferred stock	57,834	61,534

Stockholders' equity:
Preferred stock, without par value
Authorized—9,793 shares at September 30, 2000 and June 30, 2001
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued 34,936 shares and outstanding 32,647 shares as of September 30, 2000 and issued 36,595 shares and outstanding 34,306 shares as of June 30, 2001	8,733	9,148
Other stockholders' equity
Additional paid-in capital	349,541	352,950
Accumulated deficit	(210,358)	(185,419)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2000 and June 30, 2001	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(193)	(261)

Total stockholders' equity	128,464	157,159

	$1,803,787	$1,655,515

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2000	2001	2000	2001
Net revenue	$418,683	$432,875	$1,208,564	$1,322,950

Cost and expenses:
Salaries, cost of care and other operating expenses	368,167	382,427	1,063,576	1,165,547
Equity in earnings of unconsolidated subsidiaries	(2,465)	(5,013)	(8,847)	(33,236)
Depreciation and amortization	17,387	17,071	50,890	50,259
Interest, net	23,956	22,023	72,201	70,920
Special charges	—	—	—	3,340

	407,045	416,508	1,177,820	1,256,830

Income from continuing operations before income taxes and minority interest	11,638	16,367	30,744	66,120
Provision for income taxes	7,842	8,987	20,127	33,364

Income from continuing operations before minority interest	3,796	7,380	10,617	32,756
Minority interest	74	19	105	71

Income from continuing operations	3,722	7,361	10,512	32,685
Discontinued operations:
Income (loss) from discontinued operations(1)	1,236	467	(48,424)	5,634
Gain (loss) on disposal of discontinued operations, including income tax provision of $1,457 and $10,761	—	2,707	—	(9,396)

	1,236	3,174	(48,424)	(3,762)

Income (loss) before extraordinary item	4,958	10,535	(37,912)	28,923
Extraordinary item—net loss on early extinguishment of debt, net of tax benefit	—	(3,984)	—	(3,984)

Net income (loss)	4,958	6,551	(37,912)	24,939
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,195	1,266	2,499	3,747

Income (loss) available to common stockholders	3,763	5,285	(40,411)	21,192
Other comprehensive income (loss)	(41)	—	(67)	(68)

Comprehensive income (loss)	$3,722	$5,285	$(40,478)	$21,124

Weighted average number of common shares outstanding—basic	32,166	33,696	32,067	33,081

Weighted average number of common shares outstanding—diluted	32,578	36,315	32,398	41,229

Income (loss) per common share available to common stockholders—basic:
Income from continuing operations	$0.08	$0.18	$0.25	$0.87

Income (loss) from discontinued operations	$0.04	$0.10	$(1.51)	$(0.11)

Extraordinary (loss) on early extinguishment of debt	$—	$(0.12)	$—	$(0.12)

Net income (loss)	$0.12	$0.16	$(1.26)	$0.64

Income (loss) per common share available to common stockholders—diluted:
Income from continuing operations	$0.08	$0.17	$0.25	$0.79

Income (loss) from discontinued operations	$0.04	$0.09	$(1.50)	$(0.09)

Extraordinary (loss) on early extinguishment of debt	$—	$(0.11)	$—	$(0.10)

Net income (loss)	$0.12	$0.15	$(1.25)	$0.60

(1)
Net of income tax (benefit) provision of $(491) and $218 for the three months ended June 30, 2000, and 2001, respectively, and $(33,010) and $3,464 for the nine months ended June 30, 2000, and 2001, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended June 30,
	2000	2001
Cash flows from operating activities:
Net (loss) income	$(37,912)	$24,939
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on sale of assets, net	(610)	1,575
Depreciation and amortization	59,274	52,242
Impairment of long-lived assets	58,783	—
Equity in earnings of unconsolidated subsidiaries	(8,847)	(33,236)
Stock option expense	—	636
Non-cash interest expense	3,278	3,887
Extraordinary loss on early extinguishment of debt	—	3,984
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	36,669	(23,816)
Restricted cash and investments	1,647	38,738
Distributions received from unconsolidated subsidiaries	10,524	35,399
Other assets	(2,937)	548
Accounts payable and other accrued liabilities	(38,607)	(52,868)
Medical claims payable	17,677	(10,259)
Income taxes payable and deferred income taxes	(15,592)	43,585
Reserve for unpaid claims	(78)	—
Other liabilities	(1,791)	(3,477)
Minority interest, net of dividends paid	262	117
Other	(114)	1,021

Total adjustments	119,538	58,076

Net cash provided by operating activities	81,626	83,015

Cash flows from investing activities:
Capital expenditures	(24,846)	(17,962)
Acquisitions and investments in businesses, net of cash acquired	(68,597)	(84,000)
Decrease in assets restricted for settlement of unpaid claims	591	—
Proceeds from sale of assets, net of transaction costs	(777)	103,428

Net cash (used in) provided by investing activities	(93,629)	1,466

Cash flows from financing activities:
Payments on debt and capital lease obligations	(86,926)	(457,372)
Proceeds from issuance of debt, net of issuance costs	59,642	353,791
Proceeds from issuance of redeemable preferred stock, net of issuance costs	54,765	—
Proceeds from exercise of stock options and warrants	968	6,572

Net cash provided by (used in) financing activities	28,449	(97,009)

Net increase (decrease) in cash and cash equivalents	16,446	(12,528)
Cash and cash equivalents at beginning of period	37,440	41,628

Cash and cash equivalents at end of period	$53,886	$29,100

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)

NOTE A—Basis of Presentation

    The accompanying unaudited condensed consolidated interim financial statements of Magellan Health Services, Inc. and Subsidiaries ("Magellan" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

    The Company previously operated five business segments, four of which have been discontinued. Since March 2001, the Company operates only in the behavioral managed healthcare business.

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. Accordingly, the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the unaudited condensed consolidated interim financial statements as discontinued operations for all periods presented.

    All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 2000 amounts to conform to fiscal 2001 presentation.

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2000 and the notes thereto, which are included in the Company's Form 8-K filed May 21, 2001. APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods related to the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments.

NOTE B—Supplemental Cash Flow Information

    Below is supplemental cash flow information related to the nine months ended June 30, 2000 and 2001 (in thousands):

	Nine Months Ended June 30,
	2000	2001
Income taxes paid, net of refunds received	$2,639	$3,957

Interest paid	$61,404	$59,985

NOTE C—Long-Term Debt and Leases

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2000 and June 30, 2001 is as follows (in thousands):

	September 30, 2000	June 30, 2001
Credit Agreement:
Revolving Facility due through 2004	$30,000	$—
Term Loan Facility (7.5625% to 7.8125% at June 30, 2001) due through 2006	436,612	119,656
9.375% Senior Notes due 2007	—	250,000
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% notes payable due 2005	35	35
Capital lease obligations due through 2014 (2.70% to 9.27% at June 30, 2001)	6,400	9,657

	1,098,047	1,004,348
Less amounts due within one year	34,119	2,680

	$1,063,928	$1,001,668

    On May 31, 2001, the Company issued $250 million of 9.375% Senior Notes (the "Senior Notes") which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250 million from the issuance and sale of the Senior Notes, together with cash on hand, were used to pay the initial purchasers' fees and other expenses related to the offering and to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under Tranche A Term Loans, $75.2 million under Tranche B Term Loans, and $75.2 million under Tranche C Term Loans. In connection with the issuance of the Senior Notes, the Company also amended its Credit Agreement.

    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during the quarter and the nine months ended June 30, 2001, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities.

NOTE D—Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 2000	June 30, 2001
Salaries, wages and other benefits	$21,411	$11,946
TRICARE adjustments	22,603	3,502
Contingent purchase price	—	60,000
Accrued interest	7,590	23,382
Other	124,094	80,062

	$175,698	$178,892

NOTE E—Income per Common Share

    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	2001	2000	2001
Numerator:
Income from continuing operations	$3,722	$7,361	$10,512	$32,685
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	(1,195)	(1,266)	(2,499)	(3,747)

Income from continuing operations—basic	2,527	6,095	8,013	28,938
Add: presumed conversion of redeemable preferred stock	—	—	—	3,747

Income from continuing operations—diluted	$2,527	$6,095	$8,013	$32,685

Denominator:
Average number of common shares outstanding—basic	32,166	33,696	32,067	33,081
Common stock equivalents-stock options	52	1,772	155	1,181
Common stock equivalents-warrants	—	9	—	6
Common stock equivalents-redeemable preferred stock	360	505	176	6,920
Common stock equivalents-redeemable preferred stock option	—	333	—	111

Average number of common shares outstanding—diluted	32,578	36,315	32,398	41,299

Income from continuing operations per common share:
Basic (basic numerator/basic denominator)	$0.08	$0.18	$0.25	$0.87

Diluted (diluted numerator/diluted denominator)	$0.08	$0.17	$0.25	$0.79

    Conversion of the redeemable preferred stock (see Note K "Redeemable Preferred Stock") was presumed for the nine months ended June 30, 2001. Conversion of the redeemable preferred stock was not presumed for the three months ended June 30, 2000 and 2001 and for the nine months ended June 30, 2000 due to the anti-dilutive effect. Certain stock options and warrants which were outstanding during the three months and nine months ended June 30, 2000 and 2001 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

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

	September 30, 2000	June 30, 2001
Current assets	$19,144	$28,029
Property and equipment, net	132	158

Total assets	$19,276	$28,187

Current liabilities	$16,212	$26,684
Long-term liabilities	—	2,775
Partners' capital	3,064	(1,272)

Total liabilities and partners' capital	$19,276	$28,187

Company investment in Choice	$1,532	$(636)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	2001	2000	2001
Net revenue	$13,995	$17,842	$42,069	$90,188
Operating expenses	(8,327)	(9,263)	(23,968)	(24,476)

Net income	$5,668	$8,579	$18,101	$65,712

Company equity income	$2,834	$4,289	$9,051	$32,858

Cash distributions from Choice	$4,137	$25,931	$10,337	$35,024

    During the three months ended March 31, 2001, Choice recognized income related to the settlement of certain issues under its TRICARE contract some of which related to prior periods. See Note H—"Commitments and Contingencies".

    Premier Behavioral Systems, LLC.  The Company owns a 50% interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2000 and June 30, 2001 was $8.1 million and $6.4 million, respectively. The Company's equity in earnings (losses) of Premier for the three months ended June 30, 2000 and 2001 was $(1.1) million and $0.1 million, respectively, and for the nine months ended June 30, 2000 and 2001 was $(1.2) million and $(1.7) million, respectively. The Company has not received a partnership distribution from Premier in fiscal years 2000 and 2001.

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

    On September 10, 1999, the Company consummated the transfer of assets and other interests pursuant to a Letter Agreement dated August 10, 1999 with Crescent, COI and CBHS that effected the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS Transactions"). As part of this transaction, the Company agreed to provide CBHS with the net economic value of five hospital-based joint ventures ("Provider JVs") and agreed to transfer to CBHS its interests in the Provider JVs and related real estate as soon as practicable. In addition, the Company became obligated to pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date (the "CBHS Note").

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    The Company's original plan of disposal contemplated that the disposition of all provider joint venture interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, has closed two of the five hospital-based joint ventures, sold the assets and operations of three of the joint ventures during fiscal 2001 and is currently negotiating to sell its interest in the remaining joint ventures.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During April of 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. The amounts due under the agreement are anticipated to be funded primarily through proceeds from the sale of the Company's interest in the Provider JVs, and from amounts previously withheld from CBHS for services provided.

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

Human Services Segment

    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of Mentor, which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. The Company received approximately $113 million in consideration, net of approximately $2 million of transaction costs. The Company's consideration consisted of approximately $103 million of cash and $10 million in the form of an interest-bearing note. The Company also retained certain liabilities approximating $3 million.

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

    The summarized results of discontinued operations segments are as follows (in thousands):

	Three Months Ended June 30, 2000	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2000	Nine Months Ended June 30, 2001
Healthcare Provider and Healthcare Franchising Segments
Net revenue(1)	$—	$1,381	$—	$5,645

Salaries, cost of care and other operating expenses(1)	—	696	—	4,534
Depreciation and amortization	—	—	—	—
Other expenses(2)(3)	—	218	—	388

Net income	$—	$467	$—	$723

Speciality Managed Healthcare Segment
Net revenue	$36,600	$1,447	$117,412	$16,846

Salaries, cost of care and other operating expenses(4)	39,360	1,447	149,900	11,984
Impairment of long-lived assets	—	—	58,173	—
Depreciation and amortization	960	—	3,326	—
Other expenses (income)(2)(3)	(2,441)	—	(38,361)	1,702

Net income (loss)(5)	$(1,279)	$—	$(55,626)	$3,160

Human Services Segment
Net revenue	$56,743	$—	$162,406	$91,654

Salaries, cost of care and other operating expenses	50,494		144,795	86,546
Depreciation and amortization	1,784	—	5,058	1,983
Other expenses(2)(3)(6)	1,950	—	5,351	1,374

Net income (loss)(7)	$2,515	$—	$7,202	$1,751

Discontinued Operations—Combined
Net revenue	$93,343	$2,828	$279,818	$114,145

Salaries, cost of care and other operating expenses	89,854	2,143	294,695	103,064
Impairment of Long-Lived Assets	—	—	58,173	—
Depreciation and amortization	2,744	—	8,384	1,983
Other expenses (income)	(491)	218	(33,010)	3,464

Net income (loss)	$1,236	$467	$(48,424)	$5,634

(1)
Fiscal 2001 amounts reflect settlements of certain outstanding Medicare and Medicaid cost reports, collection of certain receivables previously written off, cost of collection and settlement of other liabilities.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes and minority interest.

(4)
The nine months ended June 30, 2001 amounts include a $4.9 million favorable change in estimate regarding settlement of an obligation.

(5)
Fiscal 2001 amounts exclude losses of $4.5 million from the operations of the specialty managed healthcare segments that were provided for during the fourth quarter of fiscal 2000. See "Remaining Assets and Liabilities—Specialty Managed Healthcare Segment" elsewhere herein.

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

Remaining Assets and Liabilities

  Healthcare Provider and Healthcare Franchising Segments

    The remaining assets and liabilities of the discontinued healthcare provider business at June 30, 2001 include, among other things, (i) hospital-based real estate of $4.6 million, (ii) interest in provider joint ventures of $10.8 million (iii) long-term debt of $6.4 million related to the hospital-based real estate, and (iv) accrued liabilities of $21.7 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to consummation of the Crescent Transactions (as defined) on June 17, 1997. See Note H—"Commitments and Contingencies."

    The following table provides a roll-forward of the reserves established in connection with the discontinuance of the healthcare provider and healthcare franchising segments (in thousands):

Type of Cost	Balance September 30, 2000	Payments	Adjustments	Balance June 30, 2001
Transaction costs and legal fees	$1,749	$(1,722)	$(27)	$—
Provider JV working capital	3,116	—	(3,116)	—
Other	905	—	(905)	—

	$5,770	$(1,722)	$(4,048)	$—

    In conjunction with the CBHS settlement, the Company was released from certain liabilities and therefore has determined that certain liabilities recorded as a result of the CBHS Transactions during fiscal 1999 are no longer required. The reversal of these liabilities, net of tax, has been recorded during the third quarter of fiscal 2001, resulting in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million.

  Specialty Managed Healthcare Segment

    The remaining assets and liabilities of the discontinued specialty managed healthcare segment at June 30, 2001 include, among other things, (i)  cash and accounts receivable of $1.7 million, (ii) medical claims payable of $0.9 million, (iii) reserve for discontinued operations of $4.1 million and (iv) accounts payable and accrued liabilities of $3.5 million.

    The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance June 30, 2001
Accrued losses	$3,531	$—	$(3,531)	$—
Estimated lease exit costs	5,051	—	(919)	4,132

	$8,582	$—	$(4,450)	$4,132

Impairment of Long-Lived Assets—Allied

    The Company recorded a charge of approximately $58.2 million in the second quarter of fiscal 2000, related to the impairment of certain of Allied's long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This amount included certain goodwill, certain property and equipment and identifiable intangible assets of Allied which, prior to the Vivra acquisition, was the principal component of the Company's specialty managed healthcare business segment. During the second quarter of fiscal 2000, Allied recorded significant losses associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from Allied represented a change in circumstances with respect to the business of Allied. At that time the Company estimated that the future undiscounted cash flows expected to be generated by Allied were insufficient to fully recover the recorded cost of the long-lived assets. The Company recorded the impairment charge to write these assets down to their estimated fair value.

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

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1991 while Wachovia served as ESOP Trustee. Wachovia also alleged fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. During the second and third quarters of fiscal 2001, the court entered orders dismissing all of the claims asserted by Wachovia, with the exception of one of the two contractual indemnification claims. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

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

    The Company provides mental health and substance abuse services, as a subcontractor, to beneficiaries of TRICARE (formerly CHAMPUS) under two separate contracts. The fixed monthly amounts that the Company receives for medical costs under TRICARE contracts are subject to retroactive adjustment ("TRICARE Adjustments") based upon actual healthcare utilization during the period known as the "data collection period". The Company recorded reserves of approximately $22.6 million and $3.5 million as of September 30, 2000 and June 30, 2001, respectively, for TRICARE Adjustments. During the first quarter of fiscal 2000, the Company reached a settlement agreement with a contractor under one of its TRICARE contracts whereby the Company agreed to pay approximately $38.1 million to the contractor during the quarter ended December 31, 1999. During the first two quarters of fiscal 2001, the Company and the contractors under its TRICARE contracts agreed to positive settlements of their joint appeals of the Department of Defense's retroactive adjustments and other contractual issues in the amount of approximately $30.3 million. While management believes that the present reserve for TRICARE adjustments is reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided. Choice, one of the Company's 50% joint ventures, also participates as a subcontractor to TRICARE. During the second quarter of fiscal 2001, Choice and its contractor also agreed to a positive settlement of a joint appeal to the Department of Defense's retroactive adjustment, in the amount of approximately $50 million. As of June 30, 2001, $5.5 million of the adjustment relates to future periods.

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

Type of Cost	Balance September 30, 2000	Payments	Adjustments(1)	Balance June 30, 2001
Employee severance and termination benefits	$5,866	$(5,536)	$876	$1,206
Lease termination and other costs	5,578	(2,364)	(876)	2,338

	$11,444	$(7,900)	$—	$3,544

(1)
The adjustments represent reclassification of certain amounts based upon the Company's evaluation at June 30, 2001.

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

NOTE K—Redeemable Preferred Stock

    TPG Investment.  On December 14, 1999, the Company entered into an agreement with TPG Magellan ("TPG") pursuant to which TPG agreed to purchase 59,063 shares of the Company's Series A Preferred Stock, and the Option to purchase an additional 21,000 shares of Series A Preferred Stock (the "TPG Investment").

    TPG assigned its right to purchase the 59,063 shares of the Company's Series A Preferred Stock to TPG Partners II and its affiliates, who purchased the Series A Preferred Stock on December 15, 1999. Net cash proceeds from the issuance of the Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility, with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend rate of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. Dividends are currently accumulating. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share, subject to customary antidilution provisions, (which would initially result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by us on December 15, 2009. The Option may be exercised in whole and not in part at any time on or prior to August 17, 2002. The Company may, under certain circumstances, require TPG Magellan to exercise the Option. In certain circumstances, the exercise period could be extended, but in any event the Option will expire not later than August 17, 2004. The terms of the shares of Series A Preferred Stock issuable pursuant to the Options are identical to the terms of the shares of Series A Preferred Stock issued to TPG Magellan at the closing of the TPG investment.

    TPG has three representatives on the Company's twelve-member Board of Directors.

    The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheet as follows (in thousands):

June 30, 2001
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—

59,063
Less: Fair value of Series A Option at issuance	(3,366)

Total redeemable convertible preferred stock	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	6,771
Fair value of Series A Option at issuance	3,366
Issuance costs, net of amortization of $778	(4,300)

$61,534

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

    On October 4, 2000, the Company adopted a formal plan to dispose of the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra which was consummated February 29, 2000 and Allied which was consummated on December 5, 1997. The initial purchase price for Vivra was $10.25 million. The Company paid approximately $54.5 million for Allied.

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

    The Company currently is engaged in the behavioral managed healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At June 30, 2001, the Company managed the behavioral healthcare benefits of approximately 69.4 million individuals.

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

Results of Operations

Quarter ended June 30, 2001 ("Current Year Quarter"), compared to the same period of fiscal 2000 ("Prior Year Quarter")

    Net Revenue.  Net revenue increased 3.4% or $14.2 million, to $432.9 million for the Current Year Quarter. The increase was primarily due to membership growth in existing and new accounts, shifts in membership between benefit products in certain select accounts and increases in rates, partially offset by contracts and businesses the Company exited and terminated.

    Salaries, Cost of Care and Other Operating Expenses.  Salaries, cost of care and other operating expenses increased 3.9% or $14.3 million, to $382.4 million for the Current Year Quarter. The 2001 quarter increase was due to increased care costs under certain select contracts, membership growth, and new contracts as compared to the Prior Year Quarter.

    Equity in Earning of Unconsolidated Subsidiaries.  Equity in earnings from unconsolidated subsidiaries increased 103.4% or $2.5 million, to $5.0 million for the Current Year Quarter. Earnings from the Choice partnership increased $1.5 million or 51.3% to $4.3 million in the Current Year Quarter. This increase is primarily due to additional earnings resulting from the the settlement of certain issues with TRICARE that occurred during the second quarter of 2001. Earnings from the Premier partnership increased $1.1 million to $0.1 million in the Current Year Quarter due to decreased care costs incurred during the Current Year Quarter.

    Depreciation and Amortization.  Depreciation and amortization decreased 1.8%, or $0.3 million, to $17.1 million for the Current Year Quarter. The decrease is primarily attributable to assets fully depreciated during the Current Year Quarter and the write-off and sale of certain assets subsequent to the Prior Year Quarter, partially offset by fixed asset additions.

    Interest, net.  Interest expense, net, decreased 8.1%, or $1.9 million, to $22.0 million for the Current Year Quarter. The decrease from the Prior Year Quarter is primarily due to lower borrowing rates and lower borrowings outstanding. See "Historical Liquidity and Capital Resources—Financing Activities" for further discussion of the Company's repayment of indebtedness during fiscal 2001.

    Income Taxes.  The Company's effective income tax rate decreased to 54.9% for the Current Year Quarter from 67.4% for the Prior Year Quarter. The decrease is primarily attributable to the Company's increased level of earnings in the Current Year Quarter relative to the amount of non-deductible goodwill amortization expense associated with certain acquisitions.

    Extraordinary Item.  The Company recorded an extraordinary loss on early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during the Current Year Quarter to write-off unamortized deferred financing costs related to repayment of certain indebtedness outstanding under the Company's Term Loan Facilities.

    Discontinued Operations.  The following table summarizes income (loss) from discontinued operations, net of tax for the three months ended June 30, (in thousands):

	2000	2001
Healthcare provider segment	$—	$467
Specialty managed healthcare segment	(1,279)	—
Human services segment	2,515	—

	$1,236	$467

    Income from the healthcare provider segment for the Current Year Quarter is a result of collection of certain receivables previously written off net of cost of collection and provision for income taxes. During the Current Year Quarter, the Company finalized an agreement with CBHS (the "CBHS Agreement") that provided, (i) the Company is released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. In conjunction with the CBHS settlement, the Company was released from certain liabilities and therefore has determined that certain liabilities recorded as a result of the CBHS Transactions during fiscal 1999 are no longer needed. The reversal of these liabilities, net of tax, has been recorded during the third quarter of fiscal 2001, resulting in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million.

    Income (loss) from the specialty managed healthcare segment was $0 in the Current Year Quarter due to accruals previously provided for operating losses in conjunction with the plan of disposal. See Note G—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    Income from the human services segment was $0 in the Current Year Quarter as compared to $2.5 million in the Prior Year Quarter. The Company sold its human services segment during the second quarter of fiscal 2001. See Note G—"Discontinued Operations" to the Company's condensed consolidated financial statements set forth elsewhere herein.

Nine Months ended June 30, 2001 ("Current Year Period"), compared to the same period in fiscal 2000 ("Prior Year Period")

    Net Revenue. Net revenue increased 9.5% or $114.4 million, to $1,323.0 million for the Current Year Period. The increase in net revenue was primarily due to increased membership from existing and new contracts, shifts in membership between benefit products in certain select accounts and increases in rates, partially offset by contracts and businesses the Company exited and terminated. Total covered lives increased 2.2% or 1.5 million, to 69.4 million at June 30, 2001 compared to June 30, 2000. The increase in total covered lives excludes 2.2 million lives which were transferred in conjunction with the sale of the Company's Canadian and provider businesses.

    Salaries, Cost of Care and Other Operating Expenses.  Salaries, cost of care and other operating expenses increased 9.6% or $102.0 million, to $1,165.5 million for the Current Year Period. The Current Year Period was impacted by an adjustment of approximately $15.0 million to the Company's estimate of the estimated claims incurred in prior years based on the results of the Company's reduction in claims inventory and other claims processing improvements. The increase was also due to increased care costs resulting from shifts in membership between benefit products in certain select contracts, membership growth, new contracts and an increase in employee incentive compensation accruals resulting from increased earnings of the Company as compared to the Prior Year Period.

    Equity in Earnings of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries increased 275.7% or $24.4 million, to $33.2 million in the Current Year Period. During the

Current Year Period, the Company recorded approximately $22.3 million in connection with the favorable settlement of certain issues related to the Choice partnership's contract with TRICARE. The remaining increase is primarily attributable to increased earnings in Choice offset by decreased earnings in Premier, which resulted primarily from an increase in legal accruals related to certain litigation in the Current Year Period.

    Depreciation and Amortization.  Depreciation and amortization decreased 1.2%, or $0.6 million, to $50.3 million for the Current Year Period. The decrease is primarily attributable to assets fully depreciated during the Current Year Period and the write-off and sale of certain assets subsequent to the Prior Year Period.

    Interest, net.  Interest expense, net, decreased 1.8%, or $1.3 million, to $70.9 million for Current Year Period, primarily due to lower borrowing rates in the Current Year Period and lower borrowings outstanding. See "Historical Liquidity and Capital Resources—Financing Activities" for further discussion of the Company's repayment of indebtedness during fiscal 2001.

    Other Items.  The Company recorded special charges of $3.3 million in the Current Year Period related to the loss on the sale of the Company's Canadian subsidiary. See Note I—"Special Charges" to the Company's condensed consolidated financial statements set forth elsewhere herein.

    Income Taxes.  The Company's effective income tax rate decreased to 50.5% for the Current Year Period, from 65.5% for Prior Year Period. The decrease is primarily attributable to the Company's increased level of earnings in the Current Year Period relative to the amount of non-deductible goodwill amortization expense associated with certain acquisitions.

    Extraordinary Item.  The Company recorded an extraordinary loss on early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during the Current Year Period to write-off unamortized deferred financing costs related to repayment of certain indebtedness outstanding under the Company's Term Loan Facilities.

    Discontinued Operations.  The following table summarizes income (loss) from discontinued operations, net of tax, for the nine months ended June 30 (in thousands):

	2000	2001
Healthcare provider segment	$—	$723
Specialty managed healthcare segment	(55,626)	3,160
Human services segment	7,202	1,751

	$(48,424)	$5,634

    Income from the healthcare provider segment for the Current Year Period is a result of the positive settlement of outstanding Medicare and Medicaid cost reports and collection of certain receivables previously written off, offset by the cost of collections and settlement of other liabilities. See Note G—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    Income from the specialty managed healthcare segment for the Current Year Period represents the settlement of obligations for less than the amount previously estimated. During the Prior Year Period, the Company recorded a $58.2 million impairment of long-lived assets which adversely affected the segment's profitability. See Note G—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    Income from the human services segment was $1.8 million for the Current Year Period compared to $7.2 million in the Prior Year Period. The decrease is primarily a result of accrual of operating results in conjunction with recordation of the loss on disposal and approval of the plan of disposal. See Note G—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    The following table summarizes the gain (loss) on disposal of discontinued operations, net of tax, for the nine months ended June 30 (in thousands):

	2000	2001
Healthcare provider segment	$—	$2,707
Human services segment	—	(12,103)

	$—	$(9,396)

    In conjunction with the CBHS settlement, the Company was released from certain liabilities and therefore has determined that certain liabilities recorded as a result of the CBHS Transactions during fiscal 1999 are no longer needed. The reversal of these liabilities, net of tax, has been recorded during the third quarter of fiscal 2001, resulting in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million. See Note G—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    The Company recorded an estimated loss on disposal of the human service segment of approximately $12.1 million during the Current Year Period. This loss is comprised of an estimated pre-tax loss of $2.8 million and tax provision of $9.3 million. The tax provision results from a lower tax basis, primarily due to approximately $26.1 million of goodwill that has no tax basis. The loss may change based upon a potential adjustment to working capital as provided for in the sale agreement to be determined during the Company's fourth quarter. See Note G—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Historical Liquidity and Capital Resources

    Operating Activities.  The Company's net cash provided by operating activities was $83.0 million for the Current Year Period and $81.6 million for the Prior Year Period. During the Current Year Period, operating cash flows were: (i) negatively impacted by approximately $29.7 million of cash outflows associated with the settlement of obligations and medical claims previously provided for in conjunction with the disposal of the specialty managed healthcare segment; (ii) negatively impacted by approximately $7.5 million of net cash outflows from the healthcare provider segment associated with the payment of the first installment of CBHS liability offset by net cash collected related to receivables previously written off; (iii) negatively impacted by approximately $7.5 million related to severance and other exit costs accrued for during the fourth quarter of fiscal 2000; (iv) benefited by approximately $30.0 million related to settlement of certain contract issues under its TRICARE contracts; (v) benefited by approximately $24.7 million of additional distributions from the Choice partnership, which was the result of a favorable settlement under its TRICARE contract in the second quarter of fiscal 2001; and (vi) unfavorably affected by increased medical claims payments resulting from the reduction of claims inventory in connection with improved customer service initiatives. During the Prior Year Period, non-recurring cash inflows of approximately $24.0 million related to healthcare provider cost report settlements and non-recurring cash payments totaling $38.1 million related to TRICARE Adjustments were incurred.

    Investing Activities.  Capital expenditures decreased 27.7%, or $6.9 million, to $18.0 million for the Current Year Period. The decrease was primarily due to approximately $5.6 million of capital expenditures related to specialty managed healthcare and human services segments incurred in the Prior Year Period that were not required in the Current Year Period as a result of the planned disposal of these two segments. During the Current Year Period, the Company had net cash proceeds of:

(i) $8.5 million related to the sale of the Company's Canadian subsidiary; (ii) $91.9 million related to the sale of National Mentor Inc. (net of cash conveyed) and (iii) $3.0 million from the sale of other assets, including a hospital based joint venture.

    During both the Prior Year Period and the Current Year Period, the Company paid contingent purchase consideration to Aetna related to previously acquired businesses. During the Current Year Quarter, the Company paid the remaining contingent purchase price to the shareholders of CMG Health, Inc., a managed behavioral healthcare company acquired by Merit in September 1997.

    Financing Activities.  The Company made net repayments of $457.4 million of indebtedness outstanding under the Revolving Facility (as defined herein) and the Term Loan Facility (as defined herein) during the Current Year Period. The Company used the proceeds of the $250 million Senior Notes issuance (see below) and approximately $100.3 million of the proceeds of the Mentor sale to reduce debt outstanding. As of June 30, 2001, the Company had $115.7 million of availability under the Revolving Facility, excluding $34.3 million of availability reserved for certain letters of credit.

    On May 31, 2001, the Company issued $250 million of 9.375% Senior Notes (the "Senior Notes") which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250 million from the issuance and sale of the Senior Notes, together with cash on hand, were used to pay the initial purchasers' fees and other expenses related to the offering and to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under the Tranche A Term Loans, $75.2 million under the Tranche B Term Loans, and $75.2 million under the Tranche C Term Loans. The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during the quarter and the nine months ended June 30, 2001, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities. See Note C—"Long-Term Debt and Leases" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

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

Outlook—Liquidity and Capital Resources

    Debt Service Obligations.  The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), the $250.0 million 9.375% Senior Notes due 2007 (the "Senior Notes"), and interest and principal payments on indebtedness outstanding pursuant to the Company's $700.0 million senior secured bank credit agreement (the "Credit Agreement") represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $119.7 million, as of June 30, 2001, under a term loan facility (the "Term Loan Facility") and up to $150.0 million under a revolving facility (the "Revolving Facility"). The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility, the principal amount of the Senior Subordinated Notes, and the principal amount of the Senior Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2001	$0.4
2002	1.5
2003	14.8
2004	48.9
2005	44.3
2006 and beyond	884.8

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had no outstanding borrowings and $34.3 million in letters of credit under the Revolving Facility as of June 30, 2001.

    Potential Purchase Price Adjustments.  In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company may be obligated to make the contingent payments under two separate calculations, which are primarily based upon membership levels during the contract year (as defined) and are calculated at the end of the contractual year. "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

    The Company paid $60.0 million to Aetna for each of the Contract Years ended December 31, 1998, 1999, and 2000. The full $60.0 million payment related to Contract Year 3 (2000) was paid during the second quarter of fiscal 2001. In addition, based upon actual and projected membership levels of Contract Year 4 (2001), the Company has recorded the full $60.0 million payment related to that year. This amount is included in accrued liablities on the balance sheet at June 30, 2001. The Company anticipates it will make the payment during the second quarter of fiscal 2002.

    By virtue of acquiring Merit, the Company was required to make certain payments to the former shareholders of CMG Health, Inc. ("CMG"), a managed behavioral healthcare company that was acquired by Merit, in September 1997. Such contingent payments and other related contingencies amounted to approximately $24.0 million, representing additional purchase price. The Company paid this amount during the third quarter of fiscal 2001.

    Revolving Facility and Liquidity.  The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At June 30, 2001, the Company had approximately $115.7 million of availability under the Revolving Facility. The Company has spent approximately $18.0 million for capital expenditures in the first nine months of fiscal 2001. The Company estimates that it will spend approximately $10.0 million for capital expenditures in the remainder of fiscal 2001. The majority of the Company's anticipated capital expenditures relate to management information systems and related equipment. In conjunction with the Company's on-going integration plan and efforts to comply with the Health Insurance Portability and Accountability Act ("HIPAA"), the Company expects to incur expenditures to improve its computer systems. The Company expects to fund these expenditures from its regular capital expenditures budget. The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility and anticipated proceeds from sale of the Provider JVs, will be sufficient to fund its debt service requirements, anticipated capital expenditures, payments with respect to HAI, payments under the CBHS Agreement, and other investing and financing activities over the next year.

    Restrictive Financing Covenants.  The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and the Credit Agreement, the Senior Subordinated Notes Indenture and the Senior Notes Indenture limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged financial condition of the Company, may limit the Company's ability to respond to market opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the Senior Subordinated Notes Indenture and the Senior Notes Indenture), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock, and make acquisitions.

    Strategic Alternatives to Reduce Long-Term Debt and Improve Liquidity.  The Company continually evaluates strategic alternatives to reduce debt and improve liquidity, including issuance of equity or debt, refinancing of existing debt and disposition of other assets. There can be no assurance that the Company will be able to implement such alternatives in the future.

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

    On March 9, 2001, the Company consummated the sale of National Mentor, Inc. ("Mentor"), the Company's human services business to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. The Company received approximately $113 million in consideration, net of approximately $2 million in transaction costs. The Company's consideration consisted of approximately $103 million in cash and $10 million in the form of an interest-bearing note. The Company also assumed liabilities approximating $3 million. Approximately $50 million of the proceeds were used to retire Term Loans as required by the Company's Credit Agreement, with the remainder used to reduce amounts outstanding under the Revolving Facility.

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

  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

Similarly, goodwill associated with equity-method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. Under the new rules, an acquired intangible asset should be separately recognized (and amortized over its useful life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The new rules are effective for fiscal years beginning after December 15, 2001 although early adoption is permitted in certain circumstances. The Company is assessing the effects, if any, of the new pronouncements on the Company's financial statements.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1991 while Wachovia served as ESOP Trustee. Wachovia also alleged fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. During the second and third quarters of fiscal 2001, the court entered orders dismissing all of the claims asserted by Wachovia, with the exception of one of the two contractual indemnification claims. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

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
None.

  (b)
  Reports on Form 8-K

    The Company filed the following current reports on Form 8-K with the Securities and Exchange Commission during the Quarter ended June 30, 2001.

Date of Report	Item Reported and Description	Financial Statement as filed
May 21, 2001	Financial Information restated to present the human services segment as discontinued operations.	yes(1)
May 21, 2001	Regulation FD Disclosure	no
May 22, 2001	Registrant's press release dated May 22, 2001	no
May 24, 2001	Registrant's press release dated May 24, 2001	no

(1)
Unaudited Pro Forma Condensed Consolidated Balance Sheet at March 31, 2001; Unaudited Pro Forma Condensed Statement of Operations for the six months ended March 31, 2001 and the twelve months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: August 8, 2001	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President, Finance and Legal
Date: August 8, 2001	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
SIGNATURES