Form 10-K
period 2001-09-30
MAGELLAN HEALTH SERVICES INC
filed 2001-12-31
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant at December 21, 2001 was approximately $212.2 million.

    The number of shares of the registrant's common stock outstanding as of December 21, 2001 was 34,670,729.

    DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy materials on Schedule 14A relating to its annual meeting of stockholders to be held on               are incorporated by reference into Part III as set forth herein.

MAGELLAN HEALTH SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2001

PART I

Item 1. Business

    Magellan Health Services, Inc. (the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is a national healthcare company. The Company operates in the behavioral managed healthcare business. The Company's executive offices are located at Suite 400, 6950 Columbia Gateway Drive, Columbia, Maryland 21046, and its telephone number at that location is (410) 953-1000.

Recent Developments

    Sale of National Mentor, Inc.  On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services segment. On March 9, 2001 the Company consummated the sale of the stock of Mentor for approximately $113 million in consideration, net of approximately $2 million in transaction costs. The Company's consideration consisted of $103 million in cash and $10 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Credit Agreement with the remainder used to reduce amounts outstanding under the Revolving Facility.

    This action represents a disposal of a business segment under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods. The Company recorded an after-tax loss on the discontinuance of the human services segment of approximately $12.1 million in fiscal 2001. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    Debt Issuance.  On May 31, 2001, the Company issued $250 million of 9.375% Senior Notes (the "Senior Notes") which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250 million from the issuance and sale of the Senior Notes, together with cash on hand, were used to pay the initial purchasers' fees and other expenses related to the offering and to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under Tranche A Term Loans, $75.2 million under Tranche B Term Loans, and $75.2 million under Tranche C Term Loans. In connection with the issuance of the Senior Notes, the Company also amended its Credit Agreement.

    Bank Amendments.  In an amendment to the Credit Agreement dated April 25, 2001, the Company provided for (1) the issuance of the Senior Notes; (2) elimination of the minimum EBITDA (earnings before interest, taxes, depreciation and amortization, but including interest income) and net worth covenants; (3) increased flexibility in making certain types of investments and asset sales and in incurring limited additional debt and liens; (4) increased flexibility for stock buy backs and subordinated debt repurchases based on leverage ratios; (5) reduction in the required amount of mandatory principal payments required for excess cash flow and equity issuance payments based on leverage ratios; (6) established same day borrowing ability under the Credit Agreement in the amount of $5 million; and (7) increased the letter of credit capacity under the Credit Agreement to $100 million.

    In addition, the Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants); and (2) excludes from the calculation of EBITDA certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002.

History

    Prior to June 1997, the Company's primary business was the operation of psychiatric hospitals. During the first quarter of fiscal 1996, the Company acquired a 61% ownership interest in Green Spring Health Services, Inc. ("Green Spring"), a managed care company specializing in mental health and substance abuse/dependence services. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the behavioral managed healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. During the second quarter of fiscal year 1998, the minority stockholders of Green Spring converted their 39% ownership interest in Green Spring into an aggregate of 2,831,516 shares of the Company's common stock and Green Spring became a wholly owned subsidiary of the Company.

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

    In June 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate ("Crescent") for approximately $400 million, net of approximately $16 million in costs (the "Crescent Transactions"), and used approximately $200 million of the proceeds to reduce long-term debt, including borrowings under the then existing credit agreements. Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50% ownership of CBHS; the other 50% of the ownership interest of CBHS was owned by COI.

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

    The CBHS Transaction, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999 (the measurement date), represented the disposal of the Company's healthcare provider and healthcare franchising business segments under APB 30.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated

that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released from all obligations to CBHS, (ii) the Company obtained the economic value of the five Provider JVs that were previously conveyed to CBHS, and (iii) the Company agreed to pay CBHS approximately $26 million over a period of 270 days from the date on which the agreement was approved by the bankruptcy court. The amounts due under the agreement are anticipated being funded primarily through proceeds from the sale of the Company's interest in the Provider JVs and from amounts previously withheld from CBHS for services provided. As of September 30, 2001 the remaining amount due was $8.5 million.

    The Company's original plan of disposal contemplated that the disposition (to CBHS) of all Provider JV interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, closed two of the five hospital-based joint ventures during fiscal 2000. In fiscal 2001, the Company sold the assets and operations of two of the joint ventures and continued negotiating to sell its interest in the remaining joint venture. Subsequent to September 30, 2001, the Company and its joint venture partner sold the assets and operations of the remaining joint venture for $7.6 million, less selling costs of $0.1 million, resulting in an approximate gain to the Company of $1.5 million.

    The Crescent Transactions discussed above provided the Company with approximately $200 million of net cash proceeds, after debt repayment, for use in implementing its business strategy of expanding its managed care operations. The Company used the proceeds to finance the acquisition of Allied Specialty Care Services, Inc. ("Allied") (which became part of the Company's specialty managed healthcare segment) as well as two important acquisitions in managed behavioral healthcare (collectively, the "Managed Care Acquisitions"). A summary of the Managed Care Acquisitions and related transactions are as follows:

    Human Affairs International, Incorporated Acquisition.  On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna/U.S. Healthcare ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other behavioral managed healthcare plans. The Company may be required to make additional contingent payments of up to $60.0 million annually to Aetna through 2003. The Company has made additional purchase price payments totaling $180 million through September 30, 2001. The amount and timing of the payments are contingent upon the number of HAI's covered lives in specified products. The amount of these additional payments has been included in goodwill and future payments, if any, will be recorded as goodwill and identifiable intangible assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources."

    Merit Acquisition.  On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit managed behavioral healthcare programs across all segments of the healthcare industry, including health maintenance organizations ("HMO's"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. In connection with the consummation of the Merit acquisition, the Company entered into a new senior secured bank credit agreement (the "Credit Agreement"), which provided for a revolving credit facility (the "Revolving Facility") and a term loan facility (the "Term Loan Facility") which provided for borrowings of up to $700 million, and the Company issued the 9% Series A Senior Subordinated Notes due 2008 (the "Subordinated Notes") pursuant to an indenture which governs the Subordinated Notes ("Indenture").

    In connection with the Managed Care Acquisitions, the Company implemented the Managed Integration Plan starting in fiscal year 1998 to combine and integrate the Company's behavioral managed healthcare organizations and specialty managed care organizations. The plan included the elimination of duplicate staffing and facilities and the standardization of business practices and information technology platforms. See Note 10—"Managed Care Integration Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.

    On October 4, 2000, the Company adopted a formal plan to exit from the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment included the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra") which was consummated February 29, 2000 and Allied which was consummated on December 5, 1997. The purchase price for Vivra was $10.25 million. The Company paid approximately $54.5 million for Allied. The Company has exited the specialty managed healthcare business via sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all contracts entered into by Allied and Vivra as of September 30, 2001. Further, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at September 30, 2001.

    On January 18, 2001, the Board of Directors approved, and the Company entered into a definitive agreement for, the sale of the stock of Mentor, which represented the business and interests that comprised the Company's human services segment. The human services the Company provided through Mentor included specialty home-based healthcare services provided through "mentor" homes, as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with developmental disabilities.

    APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for all prior periods related to the healthcare provider and franchising, specialty managed healthcare and human services business segments. The Company recorded an after-tax loss on disposal of its healthcare provider and franchising business segments of approximately $47.4 million (primarily non-cash) in fiscal year 1999, an after-tax loss of $17.7 million on the disposal of its specialty managed healthcare segment in fiscal year 2000 and an after-tax loss on the discontinuance of its human services segment of approximately $12.1 million in fiscal year 2001. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. Also, in conjunction with the settlement of the CBHS bankruptcy, the Company was released from certain liabilities, resulting in a change in estimate in the after-tax loss on disposal of the healthcare provider and franchising segments of $2.7 million.

    As of September 30, 2001 the Company has disposed of its human services segment in its entirety, and has taken the majority of the actions necessary to complete the disposal of or shutting down of its healthcare provider and franchising segments and its specialty managed healthcare segment but still has certain assets and liabilities of these two segments on its balance sheet. These remaining assets and liabilities are described in Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. As of September 30, 2001, the Company has recorded reserves on its balance sheet for estimates of all future losses and expenses of disposal or shutdown of these remaining operations, as well as for all operational losses expected to be incurred prior to the completion of disposal or shutdown. However, there can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the income statement.

    The Company is currently engaged in the behavioral managed healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services) inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, whereby the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, whereby the Company provides services such as utilization review, claims administration or provider network management, but does not assume responsibility for the cost of services, (iii) EAPs and (iv) products which combine features of some or all of our risk-based, ASO, or EAP products.

    At September 30, 2001, the Company managed the behavioral healthcare benefits of approximately 69.6 million individuals.

Industry

    According to the Healthcare Handbook, 22 percent of American adults, or 45 million individuals, suffer from a diagnosable mental disorder in any given year. According to the Healthcare Handbook, in the United States during 1996, approximately $69 billion, or more than seven percent of total healthcare spending, was spent on mental health services. Further, direct costs associated with substance abuse were nearly $13 billion in 1996. These direct costs have grown, in part, as society has begun to recognize and address behavioral health concerns and employers have realized that rehabilitation of employees suffering from substance abuse and relatively mild mental health problems can reduce losses due to absenteeism and decreased productivity. In addition, according to an estimate by the Healthcare Handbook, indirect costs associated with these issues approach $79 billion annually, reflecting the fact that four of the ten leading causes of disability for persons aged 5 and older in the United States are mental disorders.

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

    According to an industry trade publication entitled "Open Minds Yearbook of Managed Behavioral Health Market Share in the United States 2000-2001" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "Open Minds"), as of July 2000, approximately 209.2 million beneficiaries were covered by some form of behavioral managed healthcare plan. According to Open Minds, the number of covered beneficiaries has grown from approximately 86.3 million beneficiaries in 1993 to approximately 209.2 million as of July 2000, representing a 13% compound annual growth rate since 1993 and an approximate 15% growth rate in the year ended July 2000. In an effort to control costs, payors are increasingly utilizing risk-based products and, according to Open Minds, the number of risk-based covered lives has increased from approximately 13.6 million as of July 1993 to approximately 62.9 million as of July, 2000, representing a compound annual growth rate of 24% since July 1993 and growth of approximately 27% in the year ended July 2000.

    Management believes that the growth of the behavioral managed healthcare industry may continue, as there is wider public acceptance of treatment, as the benefits of treatment become more widely known and as payors of behavioral healthcare benefits attempt to further reduce the costs of behavioral healthcare while maintaining high quality care. Management also believes that a number of opportunities exist in the behavioral managed healthcare industry for continued growth, primarily for risk-based products, including state and federal parity legislation.

    State and federal legislation that reduces or in some cases eliminates the difference in coverage limits for medical health coverage as compared to mental health coverage is referred to as parity legislation or anti-discrimination legislation. Historically, copayments and deductibles have been higher for mental health treatment than for traditional medical coverage. This has served as an artificial barrier to utilization in some cases. Currently, 33 states have passed parity legislation that reduces and in some cases eliminates the difference in coverage limits for mental health coverage as compared to medical health coverage. Management believes that this trend will continue. All federal employees are covered by mental health parity effective January 1, 2001 due to an executive order signed by former President Clinton. The executive order resulted in the addition of approximately 600,000 lives to the Company's accounts and in significant rate increases in already existing EAP accounts. Additional federal legislation has been under consideration that could apply to all companies regardless of the exemptions provided under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Management believes parity and other legislation may result in additional demands for its products due to the potential for: (1) increased need for managed behavioral healthcare services to mitigate increased cost and (2) current customers of ASO products switching to risk arrangements due to the higher coverage requirements associated with parity.

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

    The following is a summary of each of these categories of care as defined by Open Minds:

    Risk-Based Network Products.  Under risk-based network products, the behavioral managed healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of medication). Most of these programs have payment arrangements in which the managed care company agrees to arrange for services in exchange for a fixed fee per member per month that varies depending on the profile of the beneficiary population or otherwise shares the responsibility for arranging for all or some portion of the treatment services at a specific cost per member. Under these products, the behavioral managed healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care. Therefore, the behavioral managed healthcare company must contract with, credential and manage a network of specialized providers and facilities that covers the complete continuum of care. The behavioral managed healthcare company must also see that the appropriate level of care is delivered in the appropriate setting. Given the ability of payors of behavioral healthcare benefits to reduce their risk with respect to the cost of treatment services through risk-based network products while continuing to provide access to high quality care, this market segment has grown rapidly in recent years. In addition to the expected growth in total beneficiaries covered under behavioral managed healthcare products, this shift of beneficiaries into risk-based network products should further contribute to revenue growth for the behavioral managed healthcare industry because such contracts generate significantly higher revenue than non-risk based contracts. The higher revenue is intended to compensate the behavioral managed healthcare company for bearing the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by Open Minds.

    According to Open Minds, industry enrollment in risk-based products has grown from approximately 13.6 million covered lives as of July 1993 to approximately 62.9 million covered lives as of July 2000, representing a compound annual growth rate of approximately 24% since July 1993 and growth of approximately 27% in the year ended July 2000. Despite this growth, according to Open Minds, only approximately 30% of total managed behavioral healthcare covered lives were enrolled in risk-based products as of July, 2000. Although certain market factors indicate that this portion of the industry may continue to grow, the Company believes there may also be a shift of certain third party payors from risk to non-risk products. See "Cautionary Statements—Risk—Related Products."

    Employee Assistance Programs.  An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. A recent industry survey estimated the total cost of this dependency at approximately $98.6 billion per year. Many businesses have implemented alcoholism and drug abuse treatment programs in the workplace, and in some cases have expanded those services to cover a wider spectrum of personal problems experienced by workers and their families. As a result, EAP products now typically include consultation services, evaluation and referral services, employee education and outreach services. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Safety and Health Act requirements, taken together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services.

    Integrated EAP/Managed Behavioral Healthcare Products.  EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. In an effort to reduce costs, increase accessibility and ease of treatment, employers are increasingly attempting to consolidate EAP and managed behavioral healthcare services into a single product. Although integrated EAP/managed behavioral healthcare products are currently only a small component of the overall industry, the Company expects this portion of the market to grow.

    Utilization Review/Care Management Products.  Under utilization review/care management products, a managed behavioral healthcare company manages and often arranges for treatment, but does not maintain a network of providers or assume any of the responsibility for the cost of providing treatment services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as it is defined by Open Minds) as ASO products. The Company does not expect this portion of the industry to experience significant growth.

    Non-Risk-Based Network Products.  Under non-risk-based network products, the behavioral managed healthcare company provides a full array of managed care services, including selecting, credentialing and managing a network of providers (such as psychiatrists, psychologists, social workers and hospitals), and performs utilization review, claims administration and care management functions. The third-party payor remains responsible for the cost of providing the treatment services rendered. The Company categorizes its products within this segment of the behavioral managed healthcare industry (as it is defined by Open Minds) as ASO products. The Company expects this portion of the industry to grow as it may be impacted by potential shifts by certain third-party payors from risk to non-risk.

Company Overview

    The Company is currently engaged in the behavioral managed healthcare business. Within the behavioral managed healthcare business, the Company operates in the following four segments, based on the services it provides and the customers that it serves: (i) Workplace Group ("Workplace"); (ii) Health Plan Solutions Group ("Health Plans"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. Workplace provides, primarily to employers, EAP assessment and referral services and integrated products that combine EAP with risk-based or ASO managed behavioral healthcare services. Health Plans provides risk-based and ASO products to health plan beneficiaries through contracts with managed care companies, health insurance companies and other health plans. Public provides risk-based and ASO products to Medicaid beneficiaries through contracts with State or local government agencies. Corporate and Other mainly provides administrative support to the other segments.

    According to enrollment data reported in Open Minds, the Company is the nation's largest provider of behavioral managed healthcare services. As of September 30, 2001, the Company had approximately 69.6 million covered lives under behavioral managed healthcare contracts and managed behavioral healthcare programs for approximately 2,100 customers. Through its current network of approximately 45,000 providers and 5,000 treatment facilities, the Company manages behavioral healthcare programs for HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. The Company believes it has the largest and most comprehensive behavioral healthcare provider network in the United States.

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

Business Strategy

    With the Company's exit from its non-core businesses substantially complete, the primary business strategy is focused on the following:

    Utilizing the Company's leadership position to continue to grow revenue and earnings.  As demand for behavioral managed healthcare services continues to grow, management believes the Company is well positioned to continue to grow membership and revenues as a result of the Company's economies of scale, proven experience in risk management and increased focus within the industry on the more complex products provided. As the industry leader, management believes the Company is also well positioned to benefit from any additional changes in federal and state parity legislation, legislation that reduces and in some cases eliminates the difference in coverage limits for mental health coverage as compared to medical health coverage.

    Continuing in focus on improving operating efficiency and margins.  In the past two years, the Company has consolidated its behavioral managed healthcare businesses, eliminating duplicate staffing and facilities. The Company is now focusing on the next level of integration that includes reduction in computer system platforms, best practices analysis, standardization of provider contracting and utilization of the Internet to reduce the administrative burden on providers, customers and beneficiaries. Although these initiatives are at an early stage, the Company believes that they will reduce administrative costs and improve customer service. The Company expects to fund the costs for this next level of integration with internally generated funds. However, there can be no assurance that the Company will be able to implement these initiatives or realize the anticipated savings.

    Continuing to reduce debt and improve financial flexibility.  Although the Company has successfully reduced its indebtedness by approximately $221.5 million since April 1999, it intends to continue to reduce its indebtedness, primarily through the application of free cash flow. The total remaining scheduled amortization payments under the Term Loan Facility through 2003 were $16.3 million as of September 30, 2001.

Behavioral Managed Healthcare Products and Services

    General.  The following table sets forth the approximate number of covered lives as of September 30, 2000 and 2001 and revenue for fiscal 2000 and 2001 for the types of behavioral managed healthcare programs offered by the Company:

Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
2000
Risk-Based Products(1)(2)	39.1	55.1%	$1,439.6	87.7%
ASO products	31.9	44.9	201.3	12.3

Total	71.0	100.0%	$1,640.9	100.0%

2001
Risk-Based Products(1)	36.5	52.4%	$1,540.7	87.8%
ASO products	33.1	47.6	214.8	12.2

Total	69.6	100.0%	$1,755.5	100.0%

(1)
Includes Risk-Based Products, EAP's and Integrated Products.

(2)
Includes approximately 2.2 million covered lives that were associated with the Company's Canadian subsidiary, which was sold in fiscal 2001, and GPA, a subsidiary of the Company which ceased operations in fiscal 2001. See Note 10—"Managed Care Integration Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

Customers

    General.  The following table sets forth the approximate number of covered lives as of September 30, 2000 and 2001 and revenue for fiscal 2000 and 2001 in each of the Company's behavioral customer segments described below:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
2000
Workplace	29.3	41.3%	$263.7	16.1%
Health Plans	38.7	54.5	909.5	55.4
Public	3.0	4.2	467.7	28.5

Total	71.0	100.0%	$1,640.9	100.0%

2001
Workplace	28.2	40.5%	$259.5	14.8%
Health Plans	38.9	55.9	1,012.8	57.7
Public	2.5	3.6	483.2	27.5

Total	69.6	100.0%	$1,755.5	100.0%

    Workplace.  The Company provides EAP services and integrated products that combine EAP and behavioral managed healthcare services primarily to corporations and, to a lesser extent, labor unions. The Company's contracts with corporate customers generally provide for a fee (per member per month) to be paid to the Company for which the Company provides all required consultation, assessment and referral services and, in certain cases, either arranges and pays for all or a portion of the costs of providing treatment services or arranges and manages the provision of treatment services on an ASO basis. Management believes the corporate market is an area of potential growth for the Company, as corporations are anticipated to increase their demand for employee assistance products and services. In an effort to increase penetration of the corporate market, the Company intends to build upon its experience in managing programs for large corporate customers (such as IBM, Federal Express and AT&T) and to market integrated programs to existing EAP customers and other prospective corporate clients.

    Health Plans.  The Company provides behavioral managed healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are Risk-Based or ASO contracts. Although certain large health plans provide their own behavioral managed healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company believes that it is one of the nation's leading providers of behavioral managed healthcare services to Blue Cross/Blue Shield organizations, serving 34 such organizations as of September 30, 2001. The Company provides managed behavioral healthcare products to Aetna, including focused psychiatric review (a type of utilization review product), risk-related health plan products, administrative services for Aetna's "Managed Choice" product and provider network managed services. The Company also provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. Choice Behavioral Health Partnership ("Choice"), in which the Company has a 50% interest, also is a subcontractor with respect to TRICARE. The Company believes there are opportunities to grow the health plan business by obtaining additional health plan customers and by expanding contracts with current customers to serve more of the customers' membership. (See "Joint Ventures" and Note 2—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein). See "Cautionary Statements—Dependence on Government

Spending for Managed Healthcare; Possible Impact of Healthcare Reform", "—Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Public.  The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company provides behavioral managed healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier Behavorial Systems of Tennessee ("Premier") a joint venture in which the Company owns a 50% interest. The Company expects that state governments will continue to implement managed care Medicaid programs and the Company will continue to evaluate, and pursue when appropriate, opportunities to provide the behavioral healthcare services portion of such programs. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and —Regulation".

Customer Contracts

    The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. The Company's contracts generally provide for payment of a per member per month fee to the Company. See "Cautionary Statements—Risk-Related Products" and —Reliance on Customer Contracts."

Provider Network

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

    As of September 30, 2001, the Company had contractual arrangements covering approximately 45,000 individual third-party network providers. The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements.

    As of September 30, 2001, the Company's behavorial managed healthcare network also included contractual arrangements with approximately 5,000 third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities, and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility owner upon 30 to 120 days' notice.

Joint Ventures

    The Company is a 50% partner with Value Options, Inc. in Choice, a managed behavioral healthcare company. Choice derives all of its revenues from a subcontract under which it provides behavioral managed healthcare services to TRICARE beneficiaries. The subcontract expires on June 30, 2003. The Company accounts for its investment in Choice using the equity method of accounting with the Company's share of net income or loss of Choice recognized in the statement of operations. The Company's investment in Choice at September 30, 2000 and 2001 was approximately $1.5 million and $(0.1) million, respectively. The Company's equity in income of Choice for fiscal years 1999, 2000 and 2001 was approximately $13.4 million, $12.1 million and $36.4 million, respectively. During the second quarter of fiscal 2001, Choice recognized revenues related to the settlement of certain contract appeals under its subcontract with respect to TRICARE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," Note 2—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

    The Company owns a 50% interest in Premier. Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method of accounting. The Company's investment in Premier at September 30, 2000 and 2001 was $8.1 million and $5.6 million, respectively. The Company's equity in income (loss) of Premier for fiscal years 1999, 2000 and 2001 was $6.3 million, $(4.0) million and $(2.5) million, respectively. The Company has not received a partnership distribution from nor has it made any further investments in Premier during fiscal years 1999, 2000 and 2001. See Note 2—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

Competition

    The Company's business is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely solely on price increases to achieve revenue growth and expects to continue experiencing pressure on direct operating margins. See "Cautionary Statements—Highly Competitive Industry".

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

    Broad Product Offering and Nationwide Provider Network.  The Company offers behavioral managed care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's provider network encompasses approximately 45,000 providers and 5,000 treatment facilities in all 50 states. The Company believes that the combination of its product offerings and its provider network allows the Company to meet its customers needs for behavioral managed healthcare on a nationwide basis, and positions the Company to capture incremental revenue opportunities resulting from the continued growth of the behavioral managed healthcare industry and the continued migration of its customers from ASO and EAP products to higher revenue risk-based products. See "Cautionary Statements—Risk-Related Products" for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

    Broad Base of Customer Relationships.  The Company believes that the breadth of its customer relationships are attributable to the Company's broad product offerings, nationwide provider network, commitment to quality care and ability to manage behavioral healthcare costs effectively. The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna and Humana; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies through commercial, Medicaid and other programs; and (v) the federal government through contracts with the U.S. Postal Service and indirectly through its subcontracts with respect to TRICARE. This broad base of customer relationships provides the Company with stable and diverse sources of revenue, earnings and cash flows and an established base from which to continue to increase covered lives and revenue. See "Cautionary Statements—Reliance on Customer Contracts" for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

    Proven Risk Management Experience.  The Company had approximately 36.5 million covered lives under risk-based contracts at September 30, 2001, making it the nation's industry leader in at-risk behavioral managed healthcare products, based on data reported in Open Minds. The Company's experience with risk-based products covering a large number of lives has given it a broad base of data from which to analyze utilization rates. The Company believes that this broad database permits it to estimate utilization trends and costs more accurately than many of its competitors, which allows it to bid effectively. The Company believes that its experience has also allowed it to develop effective measures for controlling the cost of providing a unit of care to its covered lives. Among other cost control measures, the Company has developed or acquired clinical protocols, which permit the Company to assist its network providers to administer effective treatment in a cost efficient manner, and claims management technology, which permits the Company to reduce the cost of processing claims. See "Cautionary Statements—Risk-Related Products."

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

Regulation

    General.  The behavioral managed healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from practicing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's behavioral managed healthcare operations is described in this section. The subjects of these regulations include Medicare and Medicaid fraud and abuse.

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

    Licensure.  Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intracorporate transactions. One or multiple agencies may require as a condition of such licensure or approval that the Company cease or modify certain of its operations in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain licensure or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. In recent years, in response to governmental agency inquiries and discussions with regulators, the Company has determined to seek licensing as a single service HMO, TPA or utilization review agent in or more jurisdictions. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

    Insurance, HMO and PPO Activities.  To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC initiative also may result in the adoption of a model NAIC regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland and New Jersey, have also recently adopted their own regulatory initiatives that subject entities such as the Company's subsidiaries to regulation under state insurance laws. This includes, but is not limited to requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the ability of the Company to pay dividends, make certain investments and repay certain indebtedness. Licensure as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting, and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. The imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensure process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensure process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its licensure application is pending. In addition, failure by the Company to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

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

    There is a trend among states to require licensure or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensure requirements are preempted by the ERISA. ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and has relied on this general principle in determining not to seek licensure for certain of its activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licensure will not be required with respect to utilization review or TPA activities in certain states.

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

    HIPAA.  Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality and privacy are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following areas: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, only the regulation relating to electronic transactions and code sets and the regulation relating to privacy have been released in final form.

    The Transactions and Code Sets regulation is final and was scheduled to become effective on October 16, 2002. Congress recently passed HR 3323 which would delay this compliance date by one year. It is expected that President Bush will sign this bill into law. This rule establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions.

    The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient consent and authorization to release healthcare information, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records. This regulation applies to both electronic and paper transactions.

    The draft version of the regulation on security was published on August 12, 1998. The final version of this rule is expected to be released in the next few months. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information.

    The proposed provider ID and employer ID regulations are similar in concept. The provider ID regulation was published in draft form on May 7, 1998 and would create a unique number for healthcare providers that will be used by all health plans. The employer ID regulation was published in draft form on June 16, 1998 and calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number for employers that will be used by all health plans. It is expected that the final versions of these regulations will be released a few months after the regulation on security. The health plan ID and individual ID regulations have not been released in draft form.

    Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 2 years to ensure compliance with the new requirements. Management estimates that the Company will incur approximately $5 million to $7 million in additional operating expenditures and approximately $5 million to $8 million in additional capital expenditures related to these efforts during fiscal 2002.

    Other Significant Privacy Regulation.  Another initiative impacting the privacy of healthcare information is the Gramm-Leach-Bliley Act of 1999 ("GLB"). This federal legislation calls on the departments of insurance in the various states to enact regulations relating to a number of issues, including the privacy of health information, with an implementation date of July 1, 2001. The privacy regulation under HIPAA does not preempt state law, unless the state law is in conflict with HIPAA, so in many states the Company will be addressing privacy issues under not only HIPAA, but under GLB as well. A few states have recognized this as an issue and have stated that entities that comply with HIPAA by the effective date under GLB will be considered to be in compliance with GLB even though the laws are different.

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

    Other Regulation of Healthcare Providers.  The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare and

Medicaid fraud and abuse, and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury.

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

    Substantial Leverage.  The Company is currently highly leveraged, with indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 2001, the Company's aggregate outstanding indebtedness was approximately $1.0 billion and the Company's stockholders' equity was approximately $162.2 million. The Credit Agreement, the Senior Notes Indenture and the Subordinated Notes Indenture permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations.

    The Company's high level of indebtedness could have important consequences to the Company, including, but not limited to, the following:

  •
  the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

  •
  a substantial portion of the Company's cash flows from operations must be dedicated to the payment of principal and interest on its indebtedness;

  •
  the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;

  •
  the Company may be hindered in its ability to adjust rapidly to changing market conditions;

  •
  the Company's high degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or in the event of adverse changes in the regulatory environment or other adverse circumstances applicable to the Company;

  •
  The Company's indebtedness may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts and strategic acquisitions;

  •
  The Company's interest expense could increase if interest rates in general increase because a portion of the Company's indebtedness bears interest at a floating rate;

  •
  The Company's level of indebtedness may prevent it from raising the funds necessary to pay its obligations under the Credit Agreement or repurchase the Senior Notes or Subordinated Notes tendered to the Company upon the occurrence of a change of control, which would constitute an event of default under the Company's Credit Agreement, Senior Notes Indenture and Subordinated Notes Indenture; and

  •
  The Company's failure to comply with the financial and other restrictive covenants in its Credit Agreement, Senior Notes Indenture or Subordinated Notes Indenture could also result in an event of default under such debt document that, if not cured or waived, could result in events of default under the other debt documents. Such defaults could have a material adverse effect on the Company's business or its prospects. See "Restrictive Covenants" below.

    Ability to Service Debt  The Company's ability to repay or to refinance its indebtedness and to pay interest on its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can successfully implement its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized. See "Business—Business Strategy."

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

    Additional Borrowing Capacity  The Credit Agreement, the Senior Notes Indenture and the Subordinated Notes Indenture allow the Company to incur additional indebtedness under certain circumstances, including, as of September 30, 2001 up to $115.7 million of additional debt under the Revolving Facility, giving effect to the reduction of availability due to $34.3 million of outstanding letters of credit. If the Company incurs additional debt above the levels in effect, the risks associated with these levels of debt could intensify.

    Restrictive Covenants.  The Credit Agreement, the Senior Notes Indenture and the Subordinated Notes Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting the Company's ability to:

  •
  incur additional indebtedness or issue preferred or redeemable stock;

  •
  pay dividends and make other distributions;

  •
  repurchase equity interests;

  •
  prepay subordinated debt;

  •
  make restricted payments;

  •
  enter into sale and leaseback transactions;

  •
  create liens;

  •
  sell and otherwise dispose of assets;

  •
  enter into certain transactions with affiliates; and

  •
  merge or consolidate.

    These restrictions may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. In addition, the Credit Agreement, as amended, includes other and more restrictive covenants and prohibits the Company from prepaying certain of its other indebtedness.

    The Credit Agreement also requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a maximum senior debt ratio. The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants); and (2) excludes from the calculation of EBITDA certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. The Company's ability to comply with such covenants, ratios and tests is dependent upon its future financial and operating performance. Such performance may be affected by events beyond the Company's control, including certain prevailing economic, financial and industry conditions. There can be no assurance that the Company will be able to comply with such covenants, ratios and tests in the future. The breach of any such covenants, ratios or tests could result in a default under the Credit Agreement which then could result in a default under the Senior Notes Indenture or the Subordinated Notes Indenture. Such defaults would permit the lenders under the Credit Agreement and in certain circumstances, the holders of the Senior Notes or Subordinated Notes to declare all amounts outstanding under those agreements to be immediately due and payable, together with accrued and unpaid interest.

    Furthermore, the commitments of the lenders under the Credit Agreement to make further extensions of credit thereunder could be terminated under such circumstances. If the Company were unable to repay all amounts accelerated, the lenders could proceed against the Company and the Bank Guarantors and the collateral securing the Company's and the Bank Guarantors' obligations pursuant to the Credit Agreement. If the indebtedness outstanding pursuant to the Credit Agreement were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the other indebtedness of the Company. If not cured or waived, such default could have a material adverse effect on the Company's business and its prospects.

    Risk-Related Products.  Revenues under contracts for risk-related products (which include contracts for risk-based products, EAPs and integrated products) are the primary source of the Company's revenue. Such revenues accounted for approximately 86.3%, 87.7% and 87.8% of the Company's net revenue for the fiscal years 1999, 2000 and 2001, respectively. Under a risk-based contract, the Company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of medication) to a specified beneficiary population in exchange, generally, for a fixed fee per member per month. Under EAPs and integrated contracts the Company also assumes the responsibility for providing certain behavioral healthcare treatment services, although such products generally require the Company to assume less risk than under a risk-based product. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. The most significant factor affecting the profitability of risk-related contracts is the ability to control direct service costs in relation to contract pricing. If the aggregate cost of behavioral healthcare treatment services provided to a given beneficiary population in a given period exceeds the aggregate of the per member per month fees received by the Company with respect to the beneficiary population in such period, the Company will incur a loss with respect to such beneficiary population during such period. There can be no assurance that the Company's assumptions as to service utilization rates and costs will accurately and adequately reflect actual utilization rates and costs, nor can there be any assurance that increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, will not cause expenses associated with such contracts to exceed the Company's revenue for such contracts.

    In addition, adjustments may be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 1—"Summary of Significant Accounting Policies" to the audited consolidated financial statements of the Company included elsewhere herein. Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claim payment experience for member groups, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date the Company receives the claims, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, such estimates may ultimately prove inaccurate. During the three months ended March 31, 2001, the Company recorded an adjustment (and corresponding income statement charge) of $15.0 million to our estimate of claims incurred in prior years based on the results of its reduction in claims inventory and other claims processing improvements. As of September 30, 2001, the Company believes that its medical claims payable balance is adequate in order to satisfy ultimate claim liabilities. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

    The Company expects to attempt to increase membership in its risk-related products. If the Company is successful in this regard, the Company's exposure to potential losses from its risk-related products will also be increased. Furthermore, certain of these contracts and certain state regulations limit the profits that the Company may earn on risk-related business and may require refunds if the loss experience is more favorable than that originally anticipated. These contracts and regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that the Company can meet its obligations under such contracts. As of September 30, 2001, the Company had restricted cash and investments totaling approximately $122.4 million pursuant to such contracts and regulations. Such amounts will not be available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-related products to pay dividends. Certain state regulations relating to the licensing of insurance companies may also adversely affect the Company's risk-related business. Although experience varies on a contract-by-contract basis, historically, the Company's risk-related contracts have been profitable in the aggregate. However, the degree of profitability varies significantly from contract to contract. For example, the Company's Medicaid contracts with governmental entities generally tend to have direct profit margins that are lower than the Company's other contracts. The most significant factor affecting the profitability of risk-related contracts is the ability to control direct service costs in relation to contract pricing.

    Integration of Operations.  Since 1998, the Company consolidated its behavioral managed healthcare businesses, eliminating duplicate staffing and facilities. The Company is now focusing on the next level of integration that includes reduction in computer system platforms, best practices analysis, standardization of provider contracting and utilization of the Internet to reduce the administrative burden to providers, customers and beneficiaries. The Company believes that it can reduce administrative costs and improve customer service through these measures. The Company may not be able to implement these initiatives or realize the anticipated savings associated therewith. Also, certain costs may increase during the transition period even if savings are ultimately realized.

    In addition, if the Company experiences significant disruptions in its computer systems and related claims payment problems during the integration process, these developments would adversely affect the Company's relationships with many of its contracted providers and its business and results of operations.

    Reliance on Customer Contracts.  All of the Company's net revenue in fiscal 2001 was derived from contracts with payors of behavioral healthcare benefits. The Company's behavioral managed healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for approximately 59.1% of the Company's net revenue for fiscal 2001. Both the Company and Premier, in which the Company has a 50% interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. The Company's direct contract (exclusive of Premier) represented approximately $214 million, $227 million and $249 million of net revenue in fiscal years 1999, 2000 and 2001, respectively. The Company's contracts with Aetna represented approximately $235 million, $283 million and $315 million of net revenue in fiscal years 1999, 2000 and 2001, respectively. Subsequent to September 30, 2001, Aetna indicated its expectation that its membership will be reduced materially in calendar year 2002. The Company is not fully aware of which members Aetna expects will terminate or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be reduced as a result of these membership reductions. The Company anticipates that some portion of this membership may be contracted by other health plan customers of the Company. The current TennCare and Aetna contracts extend through June 30, 2002 and December 31, 2003, respectively. There can be no assurance that such contracts will be extended or successfully renegotiated or that the terms of any new contracts will be comparable to those of existing contracts. Loss of all of these contracts or customers would, and loss of any one of these customers could, have a material adverse effect on the Company. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract.

    Fluctuation in Operating Results.  The Company's quarterly operating results have varied in the past and may fluctuate significantly in the future due to a combination of factors, including:

  •
  changes in utilization levels by enrolled members of our risk-based contracts, including seasonal utilization patterns;

  •
  performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures;

  •
  changes in estimates for contractual adjustments under commercial contracts and TRICARE contracts;

  •
  retrospective membership adjustments;

  •
  the timing of implementation of new contracts and enrollment changes;

  •
  pricing adjustments upon long-term contract renewals; and

  •
  changes in estimates regarding medical costs and incurred but not yet reported medical claims.

    These factors may affect the Company's quarterly revenues, expenses and results of operations in the future. Accordingly, reliance should not be placed on quarter-to-quarter comparisons of the Company's results of operations as an indication of future performance. It is possible that in future periods the Company's results of operations may be below the expectations of the public market, analysts and investors.

    Dependence On Government Spending For Managed Healthcare; Possible Impact of Healthcare Reform.  A significant portion of the Company's revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on its operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Industry" and "Business Strategy."

    The U.S. Congress is considering legislation which, among other things, would place limits on healthcare plans and methods of operations, limit employers' and healthcare plans' ability to define medical necessity and permit employers and healthcare plans to be sued in state courts for coverage determinations. It is uncertain whether the Company could recoup, through higher revenues or other measures, the increased costs of federally mandated benefits or other increased costs caused by such legislation or similar legislation. In addition, if any federal parity legislation is adopted and the difference in coverage limits for mental health coverage and medical health coverage is reduced or eliminated, any increase in revenue the Company derives following such legislation may not be sufficient to cover the increase in costs that would result from a greater utilization of mental healthcare services. The Company cannot predict the effect of this legislation, nor other legislation that may be adopted by Congress, and such legislation may have an adverse effect on the Company.

    Regulation.  The healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations and federal laws as a result of the role the Company assumes in connection with managing its customers' employee benefit plans.

    The regulatory issues that may affect operations include:

  •
  whether the Company needs to obtain additional licenses from state authorities to conduct its business, including utilization review and TPA activities;

  •
  whether the Company complies with various limits imposed by state authorities to prevent corporations from controlling or excessively influencing behavioral healthcare services through the direct employment of psychiatrists, psychologists or other professionals, and to prohibit such persons from splitting fees with other persons or entities;

  •
  whether the Company complies with laws that impose upon insurance companies, preferred provider organizations ("PPOs"), HMOs and other types of third-party payors an obligation to contract with any healthcare provider willing to meet the terms of the payor's contracts with similar providers;

  •
  maintaining confidentiality of patient information; and

  •
  becoming compliant with HIPAA within the imposed deadlines. See "Regulation—HIPAA".

    The imposition of additional license requirements and other regulatory requirements may, among other things, increase the Company's equity requirements, increase the cost of doing business or force changes in the Company's operations significantly to comply with these requirements.

    Highly Competitive Industry.  The industry in which the Company conducts its managed care business is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide behavioral managed healthcare services to their subscribers directly, rather than contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely solely on price increases to achieve revenue growth, and expects to continue experiencing pressure on direct operating margins.

    Inability to Implement Our Business Strategy.  The Company's future financial performance and success are largely dependent on its ability to implement successfully its business strategy. The Company cannot provide assurance that it will successfully implement the business strategy described in this Form 10-K or that implementing its strategy will sustain or improve results of operations.

    Any failure to implement the Company's business strategy or to revise its business strategy in a timely and effective manner may adversely affect the Company's ability to service its indebtedness and/or comply with certain covenants under its debt agreements.

    Risks Related To Amortization Of Intangible Assets.  The Company's total assets at September 30, 2001 reflect goodwill of approximately $1.0 billion, which is being amortized over 25 to 40 years, and other identifiable intangible assets (primarily customer lists, provider networks and treatment protocols) of approximately $147.8 million, which are being amortized over 4 to 30 years. At September 30, 2001, net intangible assets were 70.9% of total assets of approximately $1.7 billion. The amortization periods used by the Company may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on the prospects of acquired companies. The Company may not ever realize the value of such assets. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. During fiscal year 2000, the Company recorded a $91.0 million impairment charge associated with now discontinued business operations. This charge related to the write-down of certain long-lived assets of the Company's specialty managed healthcare segment and the Group Practice Affiliates ("GPA") subsidiary. Any determination requiring additional write-offs of a significant portion of unamortized intangible assets would adversely affect results of operations. A write-off of intangible assets could become necessary if the anticipated undiscounted cash flows of an acquired company do not support the carrying value of long-lived assets, including intangible assets.

    In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In addition, during October 2001 the FASB finalized SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". The adoption of SFAS No. 141, No. 142 and No. 144 could potentially impact the carrying value of and related amortization of these intangible assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements" for further details.

    Professional Liability.  The management and administration of the delivery of behavioral managed healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims of professional liability for alleged negligence in performing utilization review activities, as well as for the acts or omissions of the Company's employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company's programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to its defense. Pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) may have a material adverse effect on the Company.

    The Company carries professional liability insurance, subject to certain deductibles. Such insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's professional liability insurance, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from alleged intentional misconduct by the Company, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company.

    Class Action Suits and Other Legal Proceedings.  Recently, certain managed healthcare companies, including the Company, have been targeted as defendants in several national class action lawsuits regarding their business practices. The class action complaints against the Company allege misrepresentations with respect to, and failure to disclose, the Company's claims practices, the extent of the benefits coverage and other matters that cause the value of the benefits to be less than the amount of premium paid. Management believes that these national class action lawsuits are part of a trend targeting the healthcare industry, particularly managed care companies. One other class action lawsuit against the Company alleges that a provider at one of the Company's facilities violated privacy rights of certain patients. The Company is also subject to other lawsuits and legal proceedings in conducting its business; see "Item 3. Legal Preceedings". The Company's class action lawsuits, other lawsuits and legal proceedings may have a material adverse effect on the Company.

    Government Investigations.  From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company's respective managed care businesses and operations. As a result of these contacts with regulators, the Company in many instances implements changes to its operations, revises its filings with such agencies and/or seeks additional licenses to conduct its business. The Company also has certain potential liabilities relating to the self-insurance program the Company maintained with respect to its provider business prior to the Crescent Transactions. In addition, the Company continues to be subject to governmental investigations and inquiries, civil suits and other claims and assessments with respect to the provider business. See "Item 3. Legal Proceedings". The Company's inability to cooperate with these government investigations and inquiries and comply with the various requirements imposed on the Company as a result of these proceedings may have a material adverse effect on the Company's business.

Executive Officers of the Registrant

Name	Age	Position
Daniel S. Messina	45	President, Chief Executive Officer and Director
Mark S. Demilio	45	Executive Vice President, Chief Financial Officer
Dennis P. Moody	43	Executive Vice President, Business Operations
Gregory A. Bayer	49	Executive Vice President, Operations and Information Technology
William C. Barr	47	Executive Vice President, Workplace Group
Megan M. Arthur	39	Executive Vice President, General Counsel

    Daniel S. Messina became Chief Executive Officer in October of 2001. Mr. Messina joined the Company in September 2000 as Executive Vice President and Chief Operating Officer and was promoted to President in February 2001. Prior to joining the Company, Mr. Messina was Chief Financial Officer and Head of Business Strategy for Aetna U.S. Healthcare in Hartford, Connecticut from February 1990 to September 2000. Mr. Messina has also served on the Board of Directors of the Company since December 1997.

    Mark S. Demilio became Executive Vice President, Chief Financial Officer of the Company in October 2001. Mr. Demilio served as Executive Vice President, General Counsel of the Company from July 1999 and as Executive Vice President, Finance and Legal from December 2000. Prior thereto, Mr. Demilio was with Youth Services International, Inc., a publicly traded company that managed facilities for adjudicated youth, serving as Executive Vice President, Business Development and General Counsel from March 1997 and Chief Financial Officer from June 1998. Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm, from 1994 to March 1997 and served as an associate with that firm from 1989.

    Dennis P. Moody became Executive Vice President, Business Operations in October 2000. Prior thereto, Mr. Moody served as President and Chief Operating Officer of the Health Plan Solutions Group since February 1998. Mr. Moody previously held the following positions with Merit from 1991 through 1997: Executive Vice President, National Business (1997), Executive Vice President, National Services (1995 – 1996), Executive Vice President, Regional Operations (1994 – 1995), and Regional Vice President (1991 – 1994).

    Gregory A. Bayer became Executive Vice President, Operations and Information Technology in October of 2001. Mr. Bayer served as President, Workplace Group from February 1998 to September 2001 and as Senior Vice President, Human Affairs International from June 1995 to January 1998. Prior thereto, Mr. Bayer was with Medco Behavioral Care serving as Regional Clinical Operations Director from June 1992 to May 1995.

    William C. Barr became Executive Vice President, Workplace Group in October of 2001. Mr. Barr served as Senior Vice President of Operations for the Workplace Group from July 1998 to October 2001 and as President, Green Springs Health Services Northwest Region from October 1993 to

July 1998. Prior thereto, Mr. Barr was a Principal with Maschhoff, Barr and Associates serving as Chief Operating Officer from 1984 to October 1993.

    Megan M. Arthur became Executive Vice President, General Counsel in October 2001. Ms. Arthur served as General Counsel, Magellan Behavioral Health, Inc. from July 2000 to September 2001 and as Deputy General Counsel, Magellan Behavioral Health from February 1998 to June 2000. Prior thereto, Ms. Arthur was an attorney with Magellan Behavioral Health and one of its predecessor organizations from November 1994 to January 1998.

Employees of the Registrant

    At September 30, 2001, the Company had approximately 6,400 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

Item 2. Properties

    The Company's principal executive offices are located in Columbia, Maryland; the lease for the Company's headquarters expires in 2003. Additionally, the Company leases 137 offices with terms expiring between 2001 and 2010.

Item 3. Legal Proceedings

    The management and administration of the delivery of behavioral managed healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Cautionary Statements—Professional Liability". Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "Cautionary Statements—Professional Liability".

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

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of The Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    During the second quarter of fiscal 2001, Premier and the Company settled certain claims asserted by five affiliated outpatient clinic providers that are participating providers in the TennCare program. These providers had asserted claims against the Company and Premier, alleging that the Company and Premier failed to pay the providers in accordance with their contracts.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of the Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. While an outcome cannot be determined, the Company believes the claims of Wachovia are without merit and is defending them vigorously.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose, its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premium paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper claims practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland. These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the court where the Class Actions are now pending. While the Class Actions are in the initial stages, and an outcome cannot be determined, the Company believes that the claims are without merit and intend to defend them vigorously.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. The amounts due under the agreement are anticipated to be funded primarily through proceeds from the sale of the Company's interest in the Provider JVs, and from amounts previously withheld from CBHS for services provided. As of September 30, 2001, the Company has a remaining liability of $8.5 million related to the agreement.

    The Company also is subject to or party to other litigation, claims, and civil suits relating to its operations and business practices. The Company's managed care litigation matters include a class action lawsuit, which alleges that a provider at a Company facility violated privacy rights of certain patients. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation and claims that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation and claims. Furthermore, management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

    The Company has one class of common stock, $0.25 par value per share, which is listed for trading on the New York Stock Exchange (ticker symbol "MGL"). As of December 18, 2001, there were 9,062 holders of record of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock from October 1, 1999 through the fiscal year ended September 30, 2001 as reported by the New York Stock Exchange:

	Common Stock Sales Prices
Calendar Year
	High		Low
1999
Fourth Quarter	7	1/4	5	5/16
2000
First Quarter	7	9/16	4	5/8
Second Quarter	4	13/16	1	15/16
Third Quarter	4		1	1/4
Fourth Quarter	4	5/8	2
2001
First Quarter	10	1/2	4	1/2
Second Quarter	13	7/16	8	1/2
Third Quarter	14	13/16	9	1/2

    The Company did not declare any cash dividends during fiscal 2000 or 2001. As of December 18, 2001, the Company was prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except in very limited circumstances.

Item 6. Selected Financial Data

    The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 2001. On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses included in the Company's healthcare provider and healthcare franchising segments and on September 10, 1999, the Company consummated such disposal. On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. On January 18, 2001, the Company adopted a formal plan to dispose of the business included in the Company's human services segment, and on March 9, 2001, the Company consumated such disposal. Accordingly, the statement of operations data has been restated to reflect the healthcare provider, healthcare franchising, specialty managed healthcare segments and human services business segments as discontinued operations. Selected consolidated financial information for the three years ended September 30, 2001 and as of September 30, 2000 and 2001 presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended September 30, 1997 and 1998 and as of September 30, 1997, 1998 and 1999 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

	Fiscal Year Ended September 30,
	1997	1998	1999	2000	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue	$375,541	$1,017,002	$1,465,918	$1,640,933	$1,755,512
Salaries, cost of care and other operating expenses	362,825	902,848	1,282,064	1,442,082	1,557,042
Equity in (earnings) loss of unconsolidated subsidiaries	5,567	(12,795)	(20,442)	(9,792)	(36,566)
Depreciation and amortization	16,874	42,413	62,408	68,261	68,294
Interest, net	46,438	76,505	93,752	97,286	93,662
Managed care integration costs	—	16,962	6,238	—	—
Special charges	—	—	4,441	25,398	3,340
Income (loss) from continuing operations before income taxes, minority interest and extraordinary items	(56,163)	(8,931)	37,457	17,698	69,740
Provision for (benefit from) income taxes	(22,961)	339	21,674	8,994	36,388
Income (loss) from continuing operations before minority interest and extraordinary items	(33,202)	(9,270)	15,783	8,704	33,352
Minority interest	6,856	4,094	630	114	78
Income (loss) from continuing operations before extraordinary items	(40,058)	(13,364)	15,153	8,590	33,274
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	44,813	27,096	36,958	(56,736)	4,624
Loss on disposal of discontinued operations, net of income taxes	—	—	(47,423)	(17,662)	(9,359)
Income (loss) before extraordinary items	4,755	13,732	4,688	(65,808)	28,539
Extraordinary items—losses on early extinguishments of debt, net of income taxes	(5,253)	(33,015)	—	—	(3,984)
Net income (loss)	(498)	(19,283)	4,688	(65,808)	24,555
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	3,802	5,049
Income (loss) available to common stockholders	$(498)	$(19,283)	$4,688	$(69,610)	$19,506
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations before extraordinary items	$(1.39)	$(0.44)	$0.48	$0.15	$0.84
Income (loss) from discontinued operations	1.55	0.88	(0.33)	(2.32)	(0.14)
Loss from extraordinary items	(0.18)	(1.07)	—	—	(0.12)
Net income (loss)	$(0.02)	$(0.63)	$0.15	$(2.17)	$0.58
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations before extraordinary items	$(1.39)	$(0.44)	$0.48	$0.15	$0.81
Income (loss) from discontinued operations	1.55	0.88	(0.33)	(2.30)	(0.11)
Loss from extraordinary items	(0.18)	(1.07)	—	—	(0.10)
Net income (loss)	$(0.02)	$(0.63)	$0.15	$(2.15)	$0.60
Balance Sheet Data (end of year):
Current assets	$507,038	$399,724	$374,927	$325,532	$274,011
Current liabilities	219,376	454,766	474,268	475,758	430,285
Property and equipment, net	109,214	177,169	120,667	112,612	94,322
Total assets	895,620	1,917,088	1,881,615	1,809,666	1,666,705
Total debt and capital lease obligations	395,294	1,225,646	1,144,308	1,098,047	1,006,356
Stockholders' equity	$158,250	$188,433	$196,696	$128,464	$162,188

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
September 30, 2001

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-K and other statements issued or made from time to time by Magellan Health Services, Inc. or its representatives contain statements which may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Magellan and members of its management team, as well as the assumptions on which such statements are based. Words or phrases such as "should result," "are expected to," "anticipate," "estimate", "project" or similar expressions are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 contained herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

    Over the past two years, the Company has undertaken a strategy to reduce debt, improve its financial flexibility and, most recently, to focus on its core behavioral managed healthcare business. The Company has implemented this strategy by restructuring some long-term debt on May 31, 2001 and by successfully selling non-core assets and/or exiting non-core businesses as described below:

  •
  On September 10, 1999, the Company consummated the CBHS Transactions (as defined). The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

  •
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

  •
  On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of the stock of National Mentor, Inc. ("Mentor"), which represented the business and interests that comprise the Company's human services segment. On March 9, 2001, the Company consummated the sale of Mentor. The sale of Mentor represented the disposal of the Company's human services segment.

  •
  On May 31, 2001, the Company issued $250 million of 9.375% Senior Notes (the "Senior Notes") which mature on November 15, 2007 and are general senior unsecured obligations of the Company. The gross proceeds of $250 million from the issuance and sale of the Senior Notes were used to repay certain indebtedness outstanding under the Company's Term Loan Facilities.

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

    The Company currently is engaged in the behavioral managed healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At September 30, 2001, the Company managed the behavioral healthcare benefits of approximately 69.6 million individuals.

    Within the behavorial healthcare managed business, the Company operates in the following four segments, based on the services it provides and the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

    Health Plans.  The Company provides behavioral managed healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or ASO contracts. Although certain large health plans provide their own behavioral managed healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company believes that it is one of the nation's leading providers of behavioral managed healthcare services to Blue Cross/Blue Shield organizations, serving 34 such organizations as of September 30, 2001. The Company provides managed behavioral healthcare products to Aetna/U.S. Healthcare ("Aetna"), including focused psychiatric review (a type of utilization review product), risk-related health plan products, administrative services for Aetna's "Managed Choice" product and provider network managed services. During fiscal years 1999, 2000 and 2001, the Company derived approximately $235 million, $283 million and $315 million, respectively, of net revenue from its contracts with Aetna. Subsequent to September 30, 2001, Aetna indicated its expectation that its membership will be reduced materially in calendar year 2002. The Company is not fully aware of which members Aetna expects will terminate or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be reduced as a result of these membership reductions. The Company anticipates that some portion of this membership may be contracted by other health plan customers of the Company.

    The Company provides mental health and substance abuse services, to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. Choice Behavioral Health Partnership ("Choice"), in which the Company has a 50% interest, also is a subcontractor with respect to TRICARE. (See Note 2—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein). The Company and Choice receive fixed fees for the management of the services, which are subject to certain bid-price adjustments (BPAs). The BPAs are calculated in accordance with contractual provisions and actual healthcare utilization from the data collection period, as defined. The BPAs are recorded when measurable, based upon information available from both the TRICARE program and the Company's information systems.

    All of Choice's revenues are derived from its subcontract with respect to TRICARE. The subcontract expires June 30, 2003. There can be no assurance that Choice's TRICARE contract will be renewed past June 30, 2003.

    Workplace.  The Company provides EAP services and integrated products that combine EAP and behavioral managed healthcare services primarily to corporations and, to a lesser extent, labor unions. The Company's contracts with corporate customers generally provide for a fee (per member per month) to be paid to the Company for which the Company provides all required consultation, assessment and referral services and, in certain cases, either arranges and pays for all or a portion of the costs of providing treatment services or arranges and manages the provision of treatment services on an ASO basis.

    Public.  The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with health maintenance organizations ("HMOs") focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company provides behavioral managed healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through its Premier joint venture. The Company's direct contract with TennCare represented approximately $214 million, $227 million and $249 million of its consolidated net revenue in fiscal years 1999, 2000 and 2001, respectively. Public risk contracts generally have higher per member premiums, cost and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "—Regulation".

    Corporate and Other.  This segment of the Company is comprised primarily of support functions such as executive, legal, claims administration, network, information technology and finance departments. Discontinued operations activity, unless otherwise specified, is not included in the Corporate and other segment operating results.

Results of Operations

    The Company's significant accounting policies are discussed in Note 1—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

    The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), managed care integration costs, special charges, income taxes and minority interest ("Segment Profit"). See Note 15—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace(1)	Public	Corporate and Other	Consolidated
1999
Net revenue	$800.8	$259.5	$405.6	$—	$1,465.9
Cost of care	441.4	78.5	326.0	—	845.9
Direct service costs	145.4	84.8	46.3	—	276.5
Other operating expenses	—	—	—	159.6	159.6
Equity in earnings of unconsolidated subsidiaries	(14.1)	—	(6.3)	—	(20.4)
Segment profit (loss)	$228.1	$96.2	$39.6	$(159.6)	$204.3

2000
Net revenue	$909.5	$263.7	$467.7	$—	$1,640.9
Cost of care	509.9	87.9	391.3	—	989.1
Direct service costs	167.0	87.6	44.3	—	298.9
Other operating expenses	—	—	—	154.1	154.1
Equity in (earnings) loss of unconsolidated subsidiaries	(13.8)	—	4.0	—	(9.8)
Segment profit (loss)	$246.4	$88.2	$28.1	$(154.1)	$208.6
2001
Net revenue	$1,012.8	$259.5	$483.2	$—	$1,755.5
Cost of care	600.4	90.8	406.3	—	1,097.5
Direct service costs	164.7	84.0	37.9	—	286.6
Other operating expenses	—	—	—	173.0	173.0
Equity in (earnings) loss of unconsolidated subsidiaries	(39.1)	—	2.5	—	(36.6)
Segment profit (loss)	$286.8	$84.7	$36.5	$(173.0)	$235.0

(1)
Only a small portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and such provisions are only one of many components of such contracts. The Company does not utilize the percentage of cost of care to net revenue as a primary factor in evaluating Workplace performance.

Fiscal 2000 compared to fiscal 2001

Health Plans

    Net Revenue.  Net revenue related to the Health Plans segment increased by 11.4% or $103.3 million to $1,012.8 million in fiscal 2001 from $909.5 million in fiscal 2000. During fiscal 2001, the Company sold GPA, a staff model physician practice with revenues of $21.0 million in fiscal 2000 and $2.2 million in fiscal 2001 prior to the sale. In addition, in fiscal 2001 the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. The increase in revenue is mainly due to the TRICARE settlements of $30.3 million, new business of $18.9 million, net increased membership from existing customers of $78.9 million, net increases in rates of $21.2 million and increased performance revenue of $13.6 million (see below), partially offset by the effect of the GPA sale of $18.8 million, terminated contracts of $35.6 million and other net changes.

    The Company earns performance-based fees as part of certain of its health plan contracts. Performance-based revenues are recorded when earned and estimable. Performance-based revenues for the Health Plans segment were $6.0 million and $19.6 million in fiscal 2000 and 2001, respectively. The increase is primarily due to changes in estimates regarding fiscal 2000 amounts and other contractual developments in fiscal 2001 under certain arrangements for which no contract periods had been settled in fiscal 2000.

    Cost of Care.  Cost of care increased by 17.7% or $90.5 million to $600.4 million in fiscal 2001 from $509.9 million in fiscal 2000. In the quarter ended March 31, 2001, the Company recorded a $15.0 million adjustment to its estimate of claims incurred in prior years based on the results of the Company's reduction in claims inventory and other claims processing improvements. The increase in cost of care is mainly due to this adjustment recorded in the second quarter of fiscal 2001 to the Company's estimate of claims incurred in prior years, new business of $12.3 million, net increased membership from existing customers of $54.8 million and higher utilization over the prior year of $27.1 million, partially offset by the effect of the GPA sale of $6.3 million, terminated contracts of

$21.7 million and other net changes. Cost of care increased as a percentage of risk revenue from 65.8% in fiscal 2000 to 69.5% in fiscal 2001, mainly due to the aforementioned adjustment recorded in the second quarter of fiscal 2001 to the estimate of claims incurred in prior years, as well as higher care utilization experienced in fiscal 2001. The higher utilization of care resulted from various factors, including a shift in certain membership from more restrictive products to products with more open access and higher benefit levels.

    Direct Service Costs.  Direct service costs decreased by 1.4% or $2.3 million to $164.7 million in fiscal 2001 from $167.0 million in fiscal 2000. As a percentage of revenue, direct service costs decreased from 18.4% for fiscal 2000 to 16.3% for fiscal 2001. The GPA sale is a significant transaction affecting the comparability of direct service costs between years. GPA had direct service costs of $15.0 million and $1.9 million in fiscal 2000 and 2001, respectively. The decrease in direct service costs is due to the sale of GPA of $13.1 million partially offset by increased direct service costs required to support the Company's increase in net membership, exclusive of the sale of GPA.

    Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries increased 183.3% or $25.3 million to $39.1 million in fiscal 2001 from $13.8 million in fiscal 2000. During fiscal 2001, the Company recorded $22.6 million in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE. The remaining increase is primarily attributable to increased earnings in Choice.

Workplace.

    Net Revenue.  Net revenue related to the Workplace segment decreased by 1.6% or $4.2 million to $259.5 million in fiscal 2001 from $263.7 million in fiscal 2000. During fiscal 2001, the Company sold its Canadian operations which produced revenue of $18.6 million in fiscal 2000 and $3.3 million in fiscal 2001 prior to the sale. The decrease in revenue is mainly due to the sale of the Company's Canadian operations of $15.3 million and terminated contracts of $6.8 million, partially offset by new business of $4.3 million, net increased membership from existing customers of $8.9 million, net rate increases of $2.8 million and other net changes.

    Cost of Care.  Cost of care increased by 3.3% or $2.9 million to $90.8 million in fiscal 2001 from $87.9 million in fiscal 2000. The increase in cost of care is mainly due to new business of $0.9 million, net increased membership from existing customers of $4.7 million and higher utilization of $6.1 million, partially offset by the sale of the Company's Canadian operations of $3.5 million and terminated contracts of $5.3 million. Due to the fact that only a portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and because such provisions are only one of many components in such contracts, the Company does not utilize the percentage of cost of care to revenue as a primary factor in evaluating Workplace performance.

    Direct Service Costs.  Direct service costs decreased by 4.1% or $3.6 million to $84.0 million in fiscal 2001 from $87.6 million in fiscal 2001. The decrease in direct service costs is mainly due to the sale of the Company's Canadian operations of $10.6 million, partially offset by higher direct service costs needed to support the Company's increase in net membership, exclusive of the sale of the Company's Canadian operations. As a percentage of revenue, direct service costs decreased from 33.2% for fiscal 2000 to 32.4% for fiscal 2001. This decrease is mainly due to the sale of the Canadian operations that required proportionally higher field support than the remaining book of business.

Public.

    Net Revenue.  Net revenue related to the Public segment increased by 3.3% or $15.5 million to $483.2 million in fiscal 2001 from $467.7 million in fiscal 2000. One significant transaction affecting the comparability of revenue between years is the Company's termination of a large state Medicaid contract effective October 1, 2000. This contract had revenues of $44.3 million in fiscal 2000. The increase in revenue is mainly due to new business of $21.8 million, net increased membership from existing customers of $16.5 million, net rate increases of $19.7 million and other net changes, partially offset by terminated contracts of $50.2 million (including the state Medicaid contract mentioned above).

    Cost of Care.  Cost of care increased by 3.8% or $15.0 million to $406.3 million in fiscal 2001 from $391.3 million in fiscal 2000. As a percentage of risk revenue, cost of care increased from 87.0% for fiscal 2000 to 87.3% for fiscal 2001. The increase in cost of care is mainly due to new business of $18.0 million, net increased membership from existing customers of $14.4 million, higher utilization of $18.9 million and other net changes, partially offset by terminated contracts of $41.9 million (including the state Medicaid contract mentioned above of $41.1 million).

    Direct Service Costs.  Direct service costs decreased by 14.4% or $6.4 million to $37.9 million in fiscal 2001 from $44.3 million in fiscal 2000. The decrease in direct service costs is primarily due to the termination of the state Medicaid contract discussed above of $3.4 million as well as the termination of other contracts which were mainly ASO and which had relatively high direct service cost requirements. As a percentage of revenue, direct service costs decreased from 9.5% for fiscal 2000 to 7.8% for fiscal 2001. This change is also due to the termination of the contracts previously discussed.

    Equity in loss of unconsolidated subsidiaries.  Equity in loss of unconsolidated subsidiaries for Public decreased 37.5% or $1.5 million to $(2.5) million in fiscal 2001 from $(4.0) million in fiscal 2000. The Public segment's investment in unconsolidated subsidiary relates to Premier Behavioral Systems of Tennessee, LLC ("Premier"), in which the Company maintains a 50% interest. The change is primarily due to increases in estimates of accruals for potential losses from certain legal actions offset by increased rates in fiscal 2001.

Corporate and Other.

    Other Operating Expenses.  Other operating costs related to the Corporate and Other Segment increased by 12.3% or $18.9 million to $173.0 million in fiscal 2001 from $154.1 million in fiscal 2000. As a percentage of total revenue, other operating costs increased from 9.4% for fiscal 2000 to 9.9% for fiscal 2001. The increase in other operating costs was due to increases in certain support activities which were made in order to improve the Company's service levels to its customers and the need for additional support (claims administration, network and information technology) to service the Company's increased membership base. The increase in the ratio of other operating costs to total revenue is mainly due to the increased costs associated with improving customer service levels.

    Depreciation and Amortization.  Depreciation and amortization approximated $68.3 million in both fiscal 2001 and fiscal 2000. Depreciation remained constant primarily as a result of current year capital expenditures being offset by divestitures of fixed assets related to the sale of GPA and the Company's Canadian subsidiary. During fiscal 2001, the Company recorded additional amortization expense related to the $60.0 million of contingent purchase price with respect to the acquisition of HAI.

    Interest, Net.  Net interest expense decreased 3.7% or $3.6 million to $93.7 million for fiscal 2001 from $97.3 million in fiscal 2000. The decrease is primarily the result of lower average outstanding debt in fiscal 2001 versus fiscal 2000. The Company used the proceeds collected from the sale of the Company's human services segment and the sale of its Canadian operations to reduce debt during fiscal 2001. See Note 3—"Discontinued Operations" to the audited consolidated financial statements set forth elsewhere herein.

    Other Items.  The Company recorded special charges of $3.3 million in fiscal 2001 related to the loss on the sale of the Company's Canadian subsidiary. See Note 10—"Managed Care Integration Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.

    Income Taxes.  The Company's effective income tax rate increased to 52.2% for fiscal 2001 from 50.8% for fiscal 2000. The effective rate exceeds statutory rates due primarily to non-deductible goodwill amortization resulting primarily from acquisitions. The fiscal 2000 period benefited by reductions in reserve estimates of approximately $9.1 million related to settlements with the Internal Revenue Service.

    Extraordinary Item.  The Company recorded an extraordinary loss on early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during fiscal 2001 to write-off unamortized deferred financing costs of certain indebtedness outstanding under the Company's Term Loan Facilities in connection with the repayment of such indebtedness.

    Discontinued Operations.  The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	2000	2001

Healthcare provider and franchising segments	$—	$(288)
Specialty managed healthcare segment	(65,221)	3,160
Human services segment	8,485	1,752

	$(56,736)	$4,624

    Loss from the healthcare provider and franchising segments for fiscal 2001 is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $6.3 million and collection of certain receivables previously written off of $1.0 million, offset by the cost of collections, lease termination payments and other costs of exiting the business. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    Income from the specialty managed healthcare segment for fiscal 2001 represents the settlement of obligations for less than the amount previously estimated. During fiscal 2000, the Company recorded a $58.2 million impairment of long-lived assets which adversely affected the segment's profitability. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    Income from the human services segment was $1.8 million for fiscal 2001 compared to $8.5 million in fiscal 2000. The decrease is primarily a result of the sale of the segment in the second fiscal quarter of 2001. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The following table summarizes, for the periods indicated, the loss on disposal of discontinued operations, net of tax (in thousands):

	2000	2001

Healthcare provider and franchising segments	$—	$2,744
Specialty managed healthcare segment	(17,662)	—
Human services segment	—	(12,103)

	$(17,662)	$(9,359)

    In conjunction with the CBHS settlement consummated in fiscal 2001, the Company was released from certain liabilities and therefore determined that certain liabilities recorded as a result of the CBHS Transactions during fiscal 1999 were no longer needed. The reversal of these liabilities, net of tax, was recorded during the third quarter of fiscal 2001, resulting in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The Company recorded a loss on disposal of discontinued operations related to the specialty managed healthcare segment of approximately $17.7 million, net of tax benefit of $9.2 million, at the end of fiscal 2000. This loss represents the additional cost incurred as a result of the plan adopted on October 4, 2000 to fully exit the specialty managed healthcare segment. The pre-tax loss is comprised of a $17.1 million impairment of the remaining long-lived assets and $9.8 million in lease terminations and other exit costs as defined by APB 30. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The Company recorded an estimated loss on disposal of the human service segment of approximately $12.1 million during fiscal 2001. This loss is comprised of an estimated pre-tax loss of $2.8 million and tax provision of $9.3 million. The tax provision is related to the tax gain on the sale which results from a lower tax basis, primarily due to approximately $26.1 million of goodwill that has no tax basis. The loss may change based upon a potential adjustment to working capital as provided for in the sale agreement to be determined in fiscal 2002. See Note 3—"Discontinued Operations" to the Company's audited condensed consolidated financial statements set forth elsewhere herein.

Fiscal 1999 compared to fiscal 2000

Health Plans.

    Net Revenue.  Net revenue related to the Health Plans segment increased by 13.6% or $108.7 million to $909.5 million in fiscal 2000 from $800.8 million in fiscal 1999. The increase in revenue is mainly due to net increased membership from new contracts and existing customers of $96.1 million, net rate increases of $20.0 million and increased performance revenue of $3.0 million, partially offset by the net effect of retroactive adjustments between years of $8.4 million (see below) and terminated contracts and other net changes. Revenues for fiscal 1999 benefited from net favorable adjustments of approximately $9.8 million in connection with settlements of certain retroactive issues related to customer contracts, as opposed to a net of $1.4 million in similar adjustments in fiscal 2000.

    Cost of Care.  Cost of care increased 15.5% or $68.5 million to $509.9 million in fiscal 2000 from $441.4 million in fiscal 1999. As a percentage of risk revenue, cost of care increased slightly from 65.7% for fiscal 1999 to 65.8% for fiscal 2000. The increase in cost of care is mainly due to net increased membership from new contracts and existing business of $73.9 million, partially offset by terminated contracts and other net changes.

    Direct Service Costs.  Direct service costs increased by 14.9% or $21.6 million to $167.0 million in fiscal 2000 from $145.4 million in fiscal 1999. The change is mainly due to the increased direct service costs required to support the Company's increase in membership. As a percentage of revenue, direct service costs increased slightly from 18.2% for fiscal 1999 to 18.4% for fiscal 2000.

    Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries decreased 2.1% or $0.3 million to $13.8 million in fiscal 2000 from $14.1 million in fiscal 1999. This change is primarily attributable to lower earnings in Choice.

Workplace.

    Net Revenue.  Net revenue related to the Workplace segment increased by 1.6% or $4.2 million to $263.7 million in fiscal 2000 from $259.5 million in fiscal 1999. The increase in revenue is mainly due to net increased membership from new contracts and existing customers of $10.3 million, partially offset by net terminated contracts and other net changes.

    Cost of Care.  Cost of care increased by 12.0% or $9.4 million to $87.9 million in fiscal 2000 from $78.5 million in fiscal 1999. The increase in cost of care is mainly due to increased membership from new business and existing customers of $7.8 million and higher utilization of $2.3 million, partially offset by terminated contracts and other net changes. Generally, new contracts contained risk-based provisions whereas the terminated contracts did not.

    Direct Service Costs.  Direct service costs increased by 3.3% or $2.8 million to $87.6 million in fiscal 2000 from $84.8 million in fiscal 1999. The change is mainly due to the additional direct service costs needed to support the Company's increase in membership. As a percentage of revenue, direct service costs increased slightly from 32.7% for fiscal 1999 to 33.2% for fiscal 2000.

Public.

    Net Revenue.  Net revenue related to the Public segment increased by 15.3% or $62.1 million to $467.7 million in fiscal 2000 from $405.6 million in fiscal 1999. The increase in revenue is mainly due to net increased membership from new contracts and existing customers of $94.1 million, net rate increases of $8.7 million and net contract changes of $14.2 million partially offset by terminated contracts of $50.4 million and other net changes.

    Cost of Care.  Cost of care increased by 20.0% or $65.3 million to $391.3 million in fiscal 2000 from $326.0 million in fiscal 1999. As a percentage of risk revenue, cost of care increased from 85.1% for fiscal 1999 to 87.0% for fiscal 2000. The increase in cost of care is mainly due to net increased membership from new contracts and existing customers of $88.6 million, net contract changes of $13.8 million, higher utilization of $11.7 million, partially offset by terminated contracts of $49.4 million.

    Direct Service Costs.  Direct service costs decreased by 4.3% or $2.0 million to $44.3 million in fiscal 2000 from $46.3 million in fiscal 1999. The decrease in direct service costs is mainly due to the direct service cost requirements for Public's new membership in fiscal 2000 being less than that of its terminated membership. The Company was able to service a substantial portion of the fiscal 2000 new membership by using the direct service cost infrastructure that was already in place. As a percentage of revenue, direct service costs decreased from 11.4% for fiscal 1999 to 9.5% for fiscal 2000.

    Equity in earnings (loss) of unconsolidated subsidiaries.  Equity in earnings (loss) of unconsolidated subsidiaries decreased 163.5% or $10.3 million to $(4.0) million in fiscal 2000 from $6.3 million in fiscal 1999. The change relates to a decrease in Premier's profitability which was primarily a result of the fiscal 1999 period benefiting from positive contractual rate adjustments and the ability of Premier to earn above the contractual limits to recover losses from years prior to fiscal 1999.

Corporate and Other.

    Other Operating Expenses.  Other operating costs related to the Corporate and Other segment decreased by 3.4% or $5.5 million to $154.1 million in fiscal 2000 from $159.6 million in fiscal 1999. As a percentage of total revenue, other operating costs decreased from 10.9% for fiscal 1999 to 9.4% for fiscal 2000. The decrease in total costs was mainly due to decreased expense relating to the Company's performance based incentive program for employees in fiscal 2000. The decrease in the ratio of other operating costs to total revenue is due to this decrease in expense related to that program and the Company's ability to service the growth in membership in fiscal 2000 without substantially increasing the size of its back office support structure.

    Depreciation and Amortization.  Depreciation and amortization increased 9.5% or $5.9 million to $68.3 million for fiscal 2000 from $62.4 million in fiscal 1999. The increase was primarily attributed to depreciation related to recent capital expenditures and amortization related to the additional contingent purchase price of $60.0 million with respect to the HAI acquisition. See Note 2—"Acquisitions and Joint Ventures" to the Company's audited consolidated financial statements set forth elsewhere herein.

    Interest, Net.  Net interest expense increased 3.7% or $3.5 million to $97.3 million for fiscal 2000 from $93.8 million in fiscal 1999. The increase was primarily the result of higher borrowing rates during fiscal 2000 as compared to fiscal 1999.

    Other Items.  The Company recorded special charges of $25.4 million during fiscal 2000 comprised of: (i) $4.5 million of severance and lease termination costs and $15.8 million of impairment of certain long lived assets related to the closure of offices in connection with the exiting from the psychiatric practice management business; (ii) $7.0 million of severance and lease termination costs related to the restructuring of the corporate function and certain behavioral managed healthcare sites and (iii) a $1.9 million gain on the sale of the corporate aircraft.

    The Company's effective tax rate decreased to 50.8% in fiscal 2000 from 57.9% in fiscal 1999. The effective tax rate exceeds statutory rates due primarily to non-deductible goodwill amortization resulting from acquisitions. The reduction in the rate in fiscal 2000 is due primarily to reductions in reserve estimates of approximately $9.1 million related to settlements with the Internal Revenue Service during fiscal 2000.

    Discontinued Operations.  The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	1999	2000
Healthcare provider segment	$32,883	$—
Healthcare franchising segment	(3,238)	—
Specialty managed healthcare segment	(1,320)	(65,221)
Human services segment	8,633	8,485

	$36,958	$(56,736)

    Income from the healthcare provider segment decreased 100%, or $32.9 million to $0.0 million for fiscal 2000 compared to $32.9 million for fiscal 1999. The decrease is primarily attributable to (i) the net effect of the Company's sale of its European hospital operations in April 1999, which included a gain on sale of $14.4 million, net of tax, (ii) income of $8.8 million, net of tax, from cost report settlements related primarily to the resolution of Medicare cost report matters in the fourth quarter of fiscal 1999 associated with the Company's sale of the domestic acute-care psychiatric hospitals and residential treatment facilities ("Psychiatric Hospital Facilities"), and (iii) discontinuance of all significant activities related to this segment in fiscal 2000. The Company ceased all activities related to its healthcare franchising segment during fiscal 1999.

    The loss from the specialty managed healthcare segment increased $63.9 million, to a loss of $65.2 million, net of tax, for fiscal 2000 compared to a loss of $1.3 million, net of tax, for fiscal 1999. During fiscal 2000 the Company recorded: (i) a pre-tax charge of $58.2 million in the second quarter related to the impairment of long-lived assets; (ii) pre-tax operating losses of approximately $41.1 million prior to the discontinued operations measurement date; and (iii) a federal tax benefit of $34.1 million. The operating losses were attributable to: (i) performance of certain risk-based contracts; (ii) cost to exit risk-based contracts including provision for uncollectible receivables and additional contractual liabilities; and (iii) severance and shut down costs incurred prior to the discontinued operations measurement date.

    Income from the human services segment decreased 1.2% or $.1 million to $8.5 million for fiscal 2000, compared to $8.6 million for fiscal 1999. The decrease is primarily attributable to increased operating expenses related to exit costs associated with certain contracts and operations, and increased spending on conversion of computer systems.

    The following table summarizes, for the periods indicated, the loss on disposal of discontinued operations, net of tax (in thousands):

	1999	2000

Healthcare provider and franchising segments	$(47,423)	$—
Specialty managed healthcare segment	—	(17,662)

	$(47,423)	$(17,662)

    The Company recorded a loss on disposal of discontinued operations related to the healthcare provider and franchising segments of approximately $47.4 million, net of tax benefit of $31.6 million, in fiscal 1999. This loss represented the additional costs incurred as a result of the plan adopted on September 2, 1999 to fully exit the healthcare provider and franchising segments. The pre-tax loss of $79.0 million is comprised of write-off of basis in the segments of $65.8 million, working capital forgiveness of $5.6 million and other exit costs of $7.6 million as defined by APB 30. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

    The Company recorded a loss on disposal of discontinued operations related to the specialty managed healthcare segment of approximately $17.7 million, net of tax benefit of $9.2 million, at the end of fiscal 2000. This loss represents the additional cost incurred as a result of the plan adopted on October 4, 2000 to fully exit the specialty managed healthcare segment. The pre-tax loss is comprised of a $17.1 million impairment of the remaining long-lived assets and $9.8 million in lease terminations and other exit costs as defined by APB 30. See Note 3—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

Outlook—Results of Operations

    The Company's Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts and enrollment changes; (vi) pricing adjustments upon contract renewals (and price competition in general); and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

    Interest Rate Risk.  The Company had $119.1 million of total debt outstanding under the senior secured bank credit agreement (the "Credit Agreement") at September 30, 2001. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR")

plus a borrowing margin. See Note 5—"Long-Term Debt and Capital Lease Obligations", to the Company's audited consolidated financial statements appearing elsewhere herein. Based on September 30, 2001 borrowing levels, a 25 basis point increase in interest rates would cost the Company approximately $0.3 million per year in additional interest expense. LIBOR-based Eurodollar borrowing rates have decreased during fiscal 2001. One month and six month LIBOR-based Eurodollar rates decreased by approximately 394 basis points and 419 basis points, respectively, between September 2000 and September 2001 and may continue to decrease during fiscal 2002. The Company's earnings could be adversely affected by increases in interest rates.

    Migration of Operating Systems.  Subsequent to fiscal 2001, the Company approved a plan that is expected to further consolidate the Company's information systems. As a result of this plan, the Company intends to re-estimate the remaining useful lives of certain capitalized internal use software, which may result in accelerated amortization, beginning in fiscal 2002. The Company is in the process of estimating the impact of these changes. Net capitalized internal use software at September 30, 2001 was $39.3 million.

    Restructuring Activities.  During the first quarter of fiscal 2002, the Company approved and began implementing a restructuring plan that is expected to (among other things) eliminate duplicative functions. Management expects that the Company will incur between $4 million and $6 million in termination and severance costs in fiscal 2002 related to the restructuring plan.

    HIPAA.  Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare services, and additional legislative initiatives relating to confidentiality and privacy are expected. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following areas: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, only the regulation relating to electronic transactions and code sets and the regulation relating to privacy have been released in final form.

    The Transactions and Code Sets regulation is final and was scheduled to become effective on October 16, 2002. Congress recently passed HR 3323 which would delay this compliance date by one year. It is expected that President Bush will sign this bill into law. This rule establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions.

    The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient consent and authorization to release healthcare information, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records. This regulation applies to both electronic and paper transactions.

    The draft version of the regulation on security was published on August 12, 1998. The final version of this rule is expected to be released in the next few months. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information.

    The proposed provider ID and employer ID regulations are similar in concept. The provider ID regulation was published in draft form on May 7, 1998 and would create a unique number for healthcare providers that will be used by all health plans. The employer ID regulation was published in draft form on June 16, 1998 and calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number for employers that will be used by all health plans. It is expected that the final versions of these regulations will be released a few months after the regulation on security. The health plan ID and individual ID regulations have not been released in draft form.

    Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 2 years to ensure compliance with the new requirements. Management estimates that the Company will incur approximately $5 million to $7 million in additional operating expenditures and approximately $5 million to $8 million in additional capital expenditures related to these efforts during fiscal 2002.

Historical Liquidity and Capital Resources—Fiscal 1999-2001

    Operating Activities.  The Company's net cash provided by operating activities was $63.8 million, $106.9 million and $85.7 million for fiscal 1999, 2000 and 2001, respectively. The decrease in operating cash flows from fiscal 2000 to fiscal 2001 was primarily due to the payment of approximately $44 million related to discontinued operations obligations during fiscal 2001 and collection of $28 million in cost report settlements during fiscal 2000 compared to $6 million in fiscal 2001, offset by approximately $30 million of settlements of contract appeals with respect to TRICARE in fiscal 2001 and $23 million in distributions from the Choice partnership related to its settlements of contract appeals in fiscal 2001 with respect to TRICARE.

    Investing Activities.  The Company utilized $48.1 million, $36.9 million and $34.7 million in funds during fiscal 1999, 2000, and 2001, respectively, for capital expenditures. Included in the fiscal 1999 and 2000 amounts were $6.3 and $3.7 million, respectively, related to Mentor which was sold in the second quarter of fiscal 2001. The decrease in capital expenditures of $11.2 million from fiscal 1999 to fiscal 2000 was primarily a result of increased capital cost of approximately $6.0 million related to Y2K computer issues incurred in fiscal 1999 and a decrease in capital expenditures related to Mentor. After adjusting for Mentor, capital expenditures for fiscal 2000 and 2001 are comparable.

    The Company used $69.5 million, $68.6 million and $87.7 million in funds during fiscal 1999, 2000 and 2001, respectively, net of cash acquired, for acquisitions and investments in businesses. Included in each year is a contingent purchase price payment of $60.0 million to Aetna related to the acquisition of HAI. In fiscal 2001, the Company also paid the remaining contingent purchase price of $24.0 million to the shareholders of CMG Health, Inc. ("CMG"), a managed behavorial healthcare company acquired by Merit Behavioral Care Corporation ("Merit") in September 1997.

    The Company received proceeds from the sale of assets of $54.2 million, $3.3 million and $110.6 million in fiscal 1999, 2000, and 2001, respectively. The sales proceeds were generated primarily from (i) the sale of the European psychiatric provider operations in fiscal 1999, (ii) the sale of the corporate aircraft in fiscal 2000, and (iii) the sale of Mentor, the sale of certain hospital-based joint ventures ("Provider JVs") of the discontinued healthcare provider segment, the sale of assets of the psychiatric practice management business and the sale of the Company's Canadian operations in fiscal 2001.

    Financing Activities.  The Company borrowed approximately $76.8 million, $59.6 million and $356.6 million during fiscal 1999, 2000, and 2001, respectively. The borrowings in fiscal 1999 and 2000 were primarily draws under the revolving credit facility (the "Revolving Facility") for short-term capital needs. The borrowings in fiscal 2001 represent draws under the Revolving Facility for short-term capital needs and the issuance of $250 million, 9.375% senior unsecured debt (the "Senior Notes"), less issuance costs.

    The Company made repayments of approximately $156.0 million, $110.3 million and $458.2 million on debt and capital lease obligations during fiscal 1999, 2000 and 2001, respectively. Fiscal 1999 repayments included scheduled Term Loan Facility principal payments, as well as repayments of Term Loan Facility and Revolving Facility with the proceeds from the sale of the European Hospitals. See Note 3—"Discontinued Operations" to the audited consolidated financial statements set forth elsewhere herein. Fiscal 2000 repayments included scheduled Term Loan Facility principal payments, as well as Revolving Facility and Term Loan Facility repayments made with the proceeds from the issuance of Series A Redeemable Preferred Stock ("the TPG investment") to the Texas Pacific Group ("TPG") (see below). Fiscal 2001 repayments included scheduled Term Loan Facility repayments, scheduled capital lease payments, and Term Loan Facility and Revolving Facility repayments made with the proceeds from the sale of the Company's human services segment and Term Loan Facility repayments made with proceeds from issuance of the Senior Notes and the sale of the Company's Canadian operations.

    In fiscal 2001, the Company issued the Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250.0 million from the issuance and sale of the Senior Notes, were used to repay indebtedness outstanding under the Company's Term Loan Facilities. In fiscal 2001, the Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities. See Note 5—"Long-Term Debt and Capital Lease Obligations" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

    As of September 30, 2001, the Company had approximately $115.7 million of availability under the Revolving Facility, excluding approximately $34.3 million of availability reserved for certain letters of credit. The Company believes it was in compliance with all debt covenants as of September 30, 2001.

Outlook—Liquidity and Capital Resources

    Revolving Facility and Liquidity.  The Company had a working capital deficit of $(150.2) million and $(156.3) million as of September 30, 2000 and 2001, respectively. The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At September 30, 2001, the Company had outstanding approximately $34.3 million of letters of credit resulting in approximately $115.7 million of availability under the Revolving Facility. The Company spent approximately $34.7 million for capital expenditures in fiscal 2001. The majority of the Company's capital expenditures relate to management information systems and related equipment. In conjunction with the Company's on-going integration plan and efforts to comply with HIPAA, the Company expects to incur expenditures to improve and/or remediate its computer systems. The Company expects to continue to fund these expenditures from operating cash flow.

    The Company believes that the cash flows generated from its operations, together with amounts available for borrowing under the Revolving Facility will be sufficient to fund its debt service requirements, anticipated capital expenditures, contingent purchase price payments with respect to the acquisition of HAI, payments related to discontinued operations, and other investing and financing activities over the next year.

    Restrictive Financing Covenants.  The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and the Credit Agreement, the Subordinated Notes Indenture and the Senior Notes Indenture limit the Company's ability to incur additional indebtedness. These restrictions, together with the highly leveraged financial condition of the Company, may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the Subordinated Notes Indenture and the Senior Notes Indenture), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock, and make acquisitions.

    The Credit Agreement also requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a maximum senior debt ratio. The breach of any such covenants, ratios or tests could result in a default under the Credit Agreement which then could result in a default under the Senior Notes Indenture or the Subordinated Notes Indenture, which defaults would permit the lenders under the Credit Agreement, and in certain circumstances, the holders of the Senior Notes or Subordinated Notes to declare all amounts outstanding under those agreements to be immediately due and payable, together with accrued and unpaid interest.

    The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants); and (2) excludes from the calculation of EBITDA certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. Under the Credit Agreement, EBITDA for financial covenants is defined as earnings before interest, taxes, depreciation and amortization, but including interest income. Management believes that the Company will remain in compliance with its financial covenants in fiscal 2002; however the Company's continued compliance with such covenants is dependent on the Company's future financial and operational performance.

    Debt Service Obligations.  The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due February 2008, the $250.0 million 9.375% Senior Notes due November 2007, and interest and principal payments on indebtedness outstanding pursuant to the Company's Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $119.1 million, as of September 30, 2001, under the Term Loan Facility and up to $150.0 million under the Revolving Facility. The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility, the principal amount of the

Subordinated Notes, and the principal amount of the Senior Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Principal Amount
2002	$1.4
2003	14.8
2004	48.8
2005	44.3
2006	9.8
2007 and beyond	875.0

    In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had no outstanding borrowings and $34.3 million in letters of credit under the Revolving Facility as of September 30, 2001.

    Potential Purchase Price Adjustments.  In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent purchase price payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company may be obligated to make the contingent payments under two separate calculations, which are primarily based upon membership levels during the contract year (as defined) and are calculated at the end of the contract year. "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001, and 2002.

    The Company paid $60.0 million to Aetna for each of the Contract Years ended December 31, 1998, 1999, and 2000. The full $60.0 million payment related to Contract Year 3 (2000) was paid during the second quarter of fiscal 2001. In addition, based upon actual and projected membership levels of Contract Year 4 (2001), the Company has recorded the full $60.0 million payment related to that year in accrued liablities on the balance sheet at September 30, 2001. The Company anticipates it will make the payment during the second quarter of fiscal 2002.

    Strategic Alternatives to Reduce Long-Term Debt and Improve Liquidity.  The Company continually evaluates strategic alternatives to reduce debt and improve liquidity, including issuance of equity or debt, refinancing of existing debt and disposition of non-core assets.

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

    On March 9, 2001, the Company consummated the sale of Mentor, the Company's human services business for approximately $113 million, net of approximately $2 million in transaction costs. The Company's consideration consisted of approximately $103 million in cash and $10 million in the form of an interest-bearing note. The Company also assumed liabilities approximating $3 million. Approximately $50 million of the proceeds were used to retire Term Loans as required by the Company's Credit Agreement, with the remainder used to reduce amounts outstanding under the Revolving Facility. There can be no assurance that the Company will be able to divest any other businesses or that such divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.

    On May 31, 2001, the Company issued $250.0 million of 9.375% Senior Notes. The proceeds were used to retire amounts outstanding under the Term Loan Facility. There can be no assurances that the Company will be able to consummate additional strategic alternatives to improve its capital structure and liquidity.

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

    Discontinued Operations.  In fiscal 2000 and 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider: As of September 30, 2001, the Company has $16.5 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider segment. Of this balance, approximately $8.5 million represents the remaining amount due from the Company to Charter Behavioral Health Systems, LLC ("CBHS") under an April 2001 agreement. See Note 3—"Discontinued Operations" to the audited consolidated financial statements set forth elsewhere herein. The remaining liabilities consist of estimated amounts accrued for pending litigation, lease obligations, net of subleases, for certain properties through September of 2010 and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with proceeds from the sale of the Provider JVs, funds received from cost report settlements and collections of patient receivables.
  •
  Specialty Managed Healthcare: As of September 30, 2001, the Company has $5.5 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $4.0 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of amounts accrued for pending litigation, settlements and other various costs. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.
  •
  Human Services Segment: As of September 30, 2001, the Company has $1.2 million accrued on its consolidated balance sheet for obligations related to the discontinued human services segment. This balance is comprised of amounts accrued for estimated federal and state taxes, various insurance payments and other estimated liabilities. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

Certain Estimates in the Financial Statements

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

    Goodwill and Other Intangible Assets.  As of September 30, 2000 and 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of approximately $1.2 billion. The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. In fiscal 2000, the Company recorded impairment losses on intangible assets and other long-lived assets of $15.8 million for continuing operations and $75.2 million for discontinued operations.

    Deferred Tax Valuation Allowance.  At September 30, 2001, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $664 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered. Net deferred tax assets were approximately $122 million and $82 million at September 30, 2000 and 2001, respectively.

    Medical Claims Payable.  Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. During the three months ended March 31, 2001, the Company recorded an adjustment (and corresponding income statement charge) of $15.0 million to the estimate of claims incurred in prior years based on the results of its reduction in claims inventory and other claims processing improvements. As of September 30, 2001, the Company believes that its medical claims payable balance is adequate in order to satisfy ultimate claim liabilities incurred through September 30, 2001. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

    Legal Proceedings.  The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts that its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premiums paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland. These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to this matter.

    The Company is also subject to or party to other litigation, claims and civil suits, relating to its operations and business practices. The Company's managed care litigation matters include a class action lawsuit, which alleges that a provider at a Company facility violated privacy rights of certain patients. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company currently uses the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity-method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. Under the new rules, an acquired intangible asset should be separately recognized (and amortized over its useful life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The new rules are effective for fiscal years beginning after December 15, 2001 although early adoption is permitted in certain circumstances. The Company plans to implement this standard in fiscal 2002. The Company is in the process of estimating the impact of SFAS No. 142 as of the date of issuance of this Form 10-K.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-K.

    In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-K.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties. The Company adopted these pronouncements in fiscal 2001 and they have not had a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement and any future borrowings on the Revolving Facility under the Credit Agreement. See "Cautionary Statements—Leverage and Debt Service Obligations," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations" and "Outlook—Liquidity and Capital Resources" and Note 5—"Long-Term Debt and Capital Lease Obligations" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of the Report:

1. Financial Statements

    Information with respect to this item is contained on Pages F-1 to F-46 of this Annual Report on Form 10-K.

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
4(r	)
Amendment No. 7, dated as of September 19, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and is incorporated herein by reference.
4(s	)
Amendment No. 8, dated as of November 21, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and is incorporated herein by reference.
4(t	)
Amendment No. 9, dated as of April 25, 2001, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(o) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
4(u	)
Indenture, dated as of May 31, 2001, between and among the Company and HSBC Bank USA, as Trustee, relating to the 9 3/8% Senior Notes due November 15, 2007 of the Company, which was filed as Exhibit 4(p) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
4(v	)
Certificate of Designations of Series A Cumulative Preferred Stock of Magellan Health Services, Inc., which was filed as Exhibit (4q) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.

4(w	)
Form of Series A Junior Subordinated Convertible Debenture Indenture and Series A Junior Subordinated Convertible Debenture, which was filed as Exhibit 4(i) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
†4(x	)
Amendment No. 10, dated December 26, 2001, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent.
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
10(ae	)
Magellan Health Services, Inc.—2000 Employee Stock Purchase Plan, which was filed as Exhibit 10(ae) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
10(af	)
Magellan Health Services, Inc.—2000 Long-Term Incentive Compensation Plan, which was filed as Exhibit 10(af) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and is incorporated herein by reference.
10(ag	)
Share Purchase Agreement, dated December 4, 2000 among Green Spring Health Services of Canada Co., Green Spring Canadian Holding, Inc., Green Spring Health Services, Inc. and Family Guidance Group, Inc., which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and is hereby incorporated herein by reference.
10(ah	)
Stock Purchase Agreement, dated as of January 15, 2001, by and among National Mentor, Inc., Magellan Public Network, Inc., Magellan Health Services, Inc. and National Mentor Holdings, Inc. which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and is hereby incorporated herein by reference.
†21		List of subsidiaries of the Company.
†23		Consent of Arthur Andersen LLP.

*
Constitutes a management contract or compensatory plan arrangement.

†
Filed herewith.

(b) Reports on Form 8-K:

Date of Report	Item Reported and Description	Financial Statement as filed
December 13, 2001	Registrant's press release dated December 11, 2001	yes(1)

(1)
Condensed Consolidated Statement of Operations and supplemental financial information for the quarter and fiscal year ended September 30, 2001.

(c) Exhibits Required by Item 601 of Regulation S-K:

    Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(d) Financial statements and schedules required by Regulation S-X Item 14(d):

  (1)
  The audited consolidated financial statements of Choice Behavioral Health Partnership ("Choice"), which has a fiscal year end of December 31, 2001, will be filed in an amendment to this Form 10-K no later than March 31, 2002.

  (2)
  Not applicable.

  (3)
  Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: December 31, 2001	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: December 31, 2001	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL S. MESSINA Daniel S. Messina	President, Chief Executive Officer and Director	December 31, 2001
/s/ HENRY T. HARBIN Henry T. Harbin	Chairman of the Board of Directors	December 31, 2001
/s/ DAVID BONDERMAN David Bonderman	Director	December 31, 2001
/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director	December 31, 2001
/s/ G. FRED DIBONA, JR. G. Fred DiBona, Jr.	Director	December 31, 2001
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Director	December 31, 2001
/s/ A.D. FRAZIER, JR. A.D. Frazier, Jr.	Director	December 31, 2001

/s/ GERALD L. MCMANIS Gerald L. McManis	Director	December 31, 2001
/s/ ROBERT W. MILLER Robert W. Miller	Director	December 31, 2001
/s/ DARLA D. MOORE Darla D. Moore	Director	December 31, 2001
/s/ JEFFREY A. SONNENFELD Jeffrey A. Sonnenfeld	Director	December 31, 2001
/s/ JAMES B. WILLIAMS James B. Williams	Director	December 31, 2001

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

    The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

Page
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Report of independent public accountants	F-2
Consolidated balance sheets as of September 30, 2000 and 2001	F-3
Consolidated statements of operations for the fiscal years ended September 30, 1999, 2000 and 2001	F-4
Consolidated statements of changes in stockholders' equity for the fiscal years ended September 30, 1999, 2000 and 2001	F-5
Consolidated statements of cash flows for the fiscal years ended September 30, 1999, 2000 and 2001	F-6
Notes to consolidated financial statements	F-7

    The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

Page
Schedule II — Valuation and qualifying accounts	S-1

    Financial statements in response to Item 14(d)(1):

Choice Behavioral Health Partnership

    The audited consolidated financial statements of Choice Behavioral Health Partnership ("Choice"), which has a fiscal year end of December 31, 2001, will be filed in an amendment to this Form 10-K no later than March 31, 2002.

F–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Magellan Health Services, Inc:

    We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magellan Health Services, Inc. and subsidiaries as of September 30, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      Arthur Andersen LLP

Baltimore, Maryland

December 6, 2001 (except with respect
to the matters discussed in Note 14,
as to which the date is December 27, 2001)

F–2

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$47,507	$28,216
Accounts receivable, less allowance for doubtful accounts of $11,592 at September 30, 2000 and $6,357 at September 30, 2001	137,224	103,642
Restricted cash and investments	117,723	122,448
Refundable income taxes	4,416	1,741
Other current assets	18,662	17,964

Total Current Assets	325,532	274,011
Property and equipment, net	112,612	94,322
Deferred income taxes, net	121,782	81,558
Investments in unconsolidated subsidiaries	12,746	10,899
Other long-term assets	10,235	24,813
Goodwill, net of accumulated amortization of $81,286 at September 30, 2000 and $99,289 at September 30, 2001	1,074,753	1,033,329
Other intangible assets, net of accumulated amortization of $40,789 at September 30, 2000 and $52,061 at September 30, 2001	152,006	147,773

	$1,809,666	$1,666,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$46,566	$23,765
Accrued liabilities	175,698	193,243
Medical claims payable	219,375	209,214
Current maturities of long-term debt and capital lease obligations	34,119	4,063

Total Current Liabilities	475,758	430,285

Long-term debt and capital lease obligations	1,063,928	1,002,293

Deferred credits and other long-term liabilities	83,226	8,694

Minority interest	456	563

Commitments and Contingencies
Redeemable preferred stock	57,834	62,682

Stockholders' Equity:
Preferred stock, without par value Authorized — 9,793 shares at September 30, 2000 and September 30, 2001 Issued and outstanding—none	—	—
Common stock, par value $.25 per share Authorized—80,000 shares Issued 34,936 shares and outstanding 32,647 shares at September 30, 2000 and issued 36,953 shares and outstanding 34,664 shares at September 30, 2001	8,733	9,238
Other Stockholders' Equity:
Additional paid-in capital	349,541	358,273
Accumulated deficit	(210,358)	(185,803)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2000 and September 30, 2001	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(193)	(261)

Total Stockholders' Equity	128,464	162,188

	$1,809,666	$1,666,705

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated balance sheets.

F–3

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	1999	2000	2001
Net revenue	$1,465,918	$1,640,933	$1,755,512

Costs and expenses:
Salaries, cost of care and other operating expenses	1,282,064	1,442,082	1,557,042
Equity in earnings of unconsolidated subsidiaries	(20,442)	(9,792)	(36,566)
Depreciation and amortization	62,408	68,261	68,294
Interest, net	93,752	97,286	93,662
Managed care integration costs	6,238	—	—
Special charges	4,441	25,398	3,340

	1,428,461	1,623,235	1,685,772

Income from continuing operations before income taxes, minority interest and extraordinary item	37,457	17,698	69,740
Provision for income taxes	21,674	8,994	36,388

Income from continuing operations before minority interest and extraordinary item	15,783	8,704	33,352
Minority interest	630	114	78

Income from continuing operations before extraordinary item	15,153	8,590	33,274

Discontinued operations:
Income (loss) from discontinued operations (1)	36,958	(56,736)	4,624
Loss on disposal of discontinued operations (2)	(47,423)	(17,662)	(9,359)

	(10,465)	(74,398)	(4,735)

Income (loss) before extraordinary item	4,688	(65,808)	28,539
Extraordinary item—net loss on early extinguishment of debt (net of income tax benefit of $2,656 in fiscal 2001)	—	—	(3,984)

Net income (loss)	4,688	(65,808)	24,555
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	3,802	5,049

Income (loss) available to common stockholders	4,688	(69,610)	19,506
Other comprehensive income (loss)	1,106	(102)	(68)

Comprehensive income (loss)	$5,794	$(69,712)	$19,438

Weighted average number of common shares outstanding—basic	31,758	32,144	33,448

Weighted average number of common shares outstanding—diluted	31,916	32,386	41,235

Income (loss) per common share available to common stockholders—basic:

Income from continuing operations before extraordinary item	$0.48	$0.15	$0.84

Loss from discontinued operations	$(0.33)	$(2.32)	$(0.14)

Extraordinary loss on early extinguishment of debt	$—	$—	$(0.12)

Net income (loss)	$0.15	$(2.17)	$0.58

Income (loss) per common share available to common stockholders—diluted:

Income from continuing operations before extraordinary item	$0.48	$0.15	$0.81

Loss from discontinued operations	$(0.33)	$(2.30)	$(0.11)

Extraordinary loss on early extinguishment of debt	$—	$—	$(0.10)

Net income (loss)	$0.15	$(2.15)	$0.60

(1)
Net of income tax provision (benefit) of $25,450, $(27,577) and $2,921 for fiscal 1999, 2000 and 2001, respectively.
(2)
Net of income tax provision (benefit) of $(31,616), $(9,224) and $10,781 for fiscal 1999, 2000 and 2001, respectively.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

F–4

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended September 30,
	1999	2000	2001
Common Stock:
Balance, beginning of period	$8,476	$8,566	$8,733
Exercise of options	90	167	505

Balance, end of period	8,566	8,733	9,238

Additional paid-in capital:
Balance, beginning of period	349,651	352,030	349,541
Stock option expense	18	—	636
Exercise of options and warrants	2,542	1,313	7,980
Tax benefit on exercise of stock options	—	—	4,799
Preferred dividend requirement and amortization of redeemable preferred stock issuance cost	—	(3,802)	(5,049)
Other	(181)	—	366

Balance, end of period	352,030	349,541	358,273

Accumulated deficit:
Balance, beginning of period	(149,238)	(144,550)	(210,358)
Net income (loss)	4,688	(65,808)	24,555

Balance, end of period	(144,550)	(210,358)	(185,803)

Warrants outstanding:
Balance, beginning and end of period	25,050	25,050	25,050

Common stock in treasury:
Balance, beginning and end of period	(44,309)	(44,309)	(44,309)

Cumulative foreign currency adjustments included in other comprehensive income:
Balance, beginning of period	(1,197)	(91)	(193)
Components of other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (net of reclassification adjustment related to sale of European Hospitals of $1,678 in fiscal 1999)	(230)	(171)	(113)
Sale of European Hospitals	2,074	—	—

	1,844	(171)	(113)
Provision for (benefit from) income taxes	738	(69)	(45)

Other comprehensive income (loss)	1,106	(102)	(68)

Balance, end of period	(91)	(193)	(261)

Total Stockholders' Equity	$196,696	$128,464	$162,188

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements.

F–5

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	1999	2000	2001
Cash Flows From Operating Activities:
Net income (loss)	$4,688	$(65,808)	$24,555

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of assets	(23,623)	(2,442)	1,918
Loss on CBHS Transactions	79,039	—	—
Depreciation and amortization	73,531	79,244	70,277
Impairment of long-lived assets	—	91,015	—
Other non-cash portion of special charges and discontinued operations	(422)	—	—
Equity in earnings of unconsolidated subsidiaries	(20,442)	(9,792)	(36,566)
Stock option expense	18	—	636
Non-cash interest expense	3,843	4,376	5,078
Extraordinary loss on early extinguishment of debt	—	—	3,984
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(21,321)	63,057	(6,881)
Restricted cash and investments	(22,130)	(899)	(4,725)
Distributions received from unconsolidated subsidiaries	21,970	14,324	38,353
Other assets	8,759	(8,246)	2,754
Accounts payable and accrued liabilities	(20,842)	(37,081)	(37,739)
Medical claims payable	(22,202)	19,767	(11,310)
Income taxes payable and deferred income taxes	14,143	(31,089)	47,698
Reserve for unpaid claims	(30,196)	(78)	—
Other liabilities	17,224	(8,361)	(13,402)
Minority interest, net of dividends paid	3,142	(1,010)	130
Other	(1,333)	(102)	926

Total adjustments	59,158	172,683	61,131

Net cash provided by operating activities	63,846	106,875	85,686

Cash Flows From Investing Activities:
Capital expenditures	(48,119)	(36,924)	(34,709)
Acquisitions and investments in businesses, net of cash acquired	(69,457)	(68,597)	(87,731)
Conversion of joint ventures from consolidation to equity method	(21,092)	—	—
Decrease (increase) in assets restricted for settlement of unpaid claims and other long-term liabilities	42,570	(214)	—
Proceeds from sale of assets	54,196	3,300	110,551

Net cash used in investing activities	(41,902)	(102,435)	(11,889)

Cash Flows From Financing Activities:
Payments on debt and capital lease obligations	(156,004)	(110,260)	(458,221)
Proceeds from issuance of debt, net of issuance costs	76,818	59,642	356,648
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	54,765	—
Proceeds from exercise of stock options and warrants	2,632	1,480	8,485

Net cash (used in) provided by financing activities	(76,554)	5,627	(93,088)

Net (decrease) increase in cash and cash equivalents	(54,610)	10,067	(19,291)
Cash and cash equivalents at beginning of period	92,050	37,440	47,507

Cash and cash equivalents at end of period	$37,440	$47,507	$28,216

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated statements

F–6

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

1.  Summary of Significant Accounting Policies

  Basis of Presentation

    The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries. The Company's principal offices and operations are in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Segments

    The Company operates in the behavioral managed healthcare business, which it has divided into four reporting segments based on the types of services it provides and customers that it serves. The four segments of the Company are as follows: (i) Workplace Group ("Workplace"); (ii) Health Plan Solutions Group ("Health Plans"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. See Note 15—"Business Segment Information" for a summary of the segment operating results for fiscal years 1999-2001.

    On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. As discussed in Note 3—"Discontinued Operations", the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the accompanying consolidated financial statements as discontinued operations for all periods presented.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, (among other things), accounts receivable realizability, valuation allowances for deferred tax assets, valuation of goodwill and other intangible assets, medical claims payable and legal liabilities. Actual results could differ from those estimates.

  Managed Care Revenue

    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members and as earned and estimable for performance-based revenues. Deferred revenue is recorded when premium payments are received in advance of the applicable coverage period. Managed care risk revenues earned for the fiscal years ended September 30, 1999, 2000 and 2001 approximated $1,266 million, $1,440 million and $1,541 million, respectively.

F–7

    The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. The Company receives fixed fees for the management of the services, which are subject to certain bid-price adjustments (BPAs). The BPAs are calculated in accordance with contractual provisions and actual healthcare utilization from the data collection period, as defined. The BPAs are recorded when measurable, based upon information available from both the TRICARE program and the Company's information systems.

    The Company recorded estimated liabilities of approximately $22.6 million and $3.8 million as of September 30, 2000 and 2001, respectively, for TRICARE BPAs. While management believes that the estimated liabilities for TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

    Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding certain previous adjustments and contractual issues. These contingent claims were settled in fiscal 2001, resulting in the Company receiving approximately $30.3 million.

  Significant Customers

    Net revenues from two of the Company's customers each exceeded 10% of consolidated net revenues in each of the fiscal years 1999, 2000 and 2001. These two contracts generated approximately $235 million and $214 million of net revenues for fiscal 1999, $283 million and $227 million of net revenues for fiscal 2000 and $315 million and $249 million of net revenues for fiscal 2001. Subsequent to September 30, 2001, the former of these two customers indicated its expectation that its membership will be reduced materially in calendar year 2002. The Company is not fully aware of which members the customer expects will terminate or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be reduced as a result of these membership reductions.

  Income Taxes

    The Company files a consolidated tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Advertising Costs

    Advertising costs consist primarily of radio and television air time and printed media services, which are expensed as incurred. Advertising expense for continuing operations was approximately $2.1 million, $2.9 million and $2.9 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively.

F–8

  Interest, Net

    The Company records interest expense net of interest income. Interest income for the fiscal years ended September 30, 1999, 2000, and 2001 was approximately $10.4 million, $9.4 million and $10.1 million, respectively.

  Cash and Cash Equivalents

    Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

  Restricted Cash and Investments

    Restricted cash and investments at September 30, 2000 and 2001 include approximately $117.7 million and $122.4 million, respectively, that is held for the payment of claims under the terms of certain behavioral managed care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.

  Concentration of Credit Risk

    Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses. As of September 30, 2001, 11.3% of net accounts receivable represents amounts due to the Company from one customer.

    The Company holds a $10 million note receivable in connection with the sale of Mentor in March 2001. See Note 3—"Discontinued Operations".

  Property and Equipment

    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use." Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $24.3 million, $29.8 million and $28.2 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively. Depreciation expense for discontinued operations was $8.0 million, $6.9 million and $1.2 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively.

F–9

    Property and equipment, net, consisted of the following at September 30, 2000 and 2001 (in thousands):

	September 30,
	2000	2001
Land	$114	$114
Buildings and improvements	13,146	7,416
Equipment	130,953	108,227
Capitalized internal-use software	63,500	71,388

	207,713	187,145
Accumulated depreciation	(95,101)	(92,823)

Property and equipment, net	$112,612	$94,322

    Subsequent to fiscal 2001, the Company approved a plan that is expected to further consolidate the Company's information systems. As a result of this plan, the Company intends to re-estimate the remaining useful lives of certain capitalized internal use software, which may result in accelerated amortization, beginning in fiscal 2002. The Company is in the process of estimating the impact of these changes.

  Goodwill and Other Intangible Assets

    Intangible assets are composed principally of (i) goodwill, (ii) customer lists and relationships and (iii) deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 to 40 years. Customer lists and relationships and other intangible assets are amortized using the straight-line method over their estimated useful lives of 4 to 30 years. Amortization expense for continuing operations was $38.1 million, $38.5 million and $40.1 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively. Amortization expense for discontinued operations was $3.1 million, $4.0 million and $0.8 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively. Deferred financing costs are amortized over the terms of the underlying agreements.

    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of goodwill and other intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. In fiscal 2000, the Company recorded impairment losses on intangible assets and other long-lived assets of $15.8 million for continuing operations and $75.2 million for discontinued operations. See Note 3—"Discontinued Operations" and Note 10—"Managed Care Integration Costs and Special Charges".

  Medical Claims Payable

    Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare

F–10

businesses. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claim payment experience for member groups, enrollment data, utilization statistics and other factors. This data is incorporated into contract specific reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

  Foreign Currency

    Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

  Net Income (Loss) Per Common Share

    Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. See Note 6—"Stockholders' Equity".

  Stock-Based Compensation

    Under SFAS No. 123, "Accounting for Stock-Based Compensation," which established new financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB 25 are required to make pro forma disclosures of net income and income per common share as if the provisions of SFAS 123 had been applied. The Company has adopted SFAS 123 on a pro forma disclosure basis. The Company continues to account for stock-based compensation under APB 25. See Note 6—"Stockholders' Equity".

  Recent Accounting Pronouncements

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was

F–11

issued on June 2000 and also amended SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties. The Company adopted these pronouncements in fiscal 2001. The implementation of these pronouncements did not have a material effect on the Company's financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company currently uses the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amorization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity-method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. Under the new rules, an acquired intangible asset should be separately recognized (and amortized over its useful life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The new rules are effective for fiscal years beginning after December 15, 2001 although early adoption is permitted in certain circumstances. The Company is evaluating the implementation of this standard for fiscal 2002. The Company is in the process of estimating the impact of SFAS No. 142 as of the date of issuance of this Form 10-K.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-K.

    In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-K.

  Reclassifications

    Certain amounts have been reclassified from the Company's previously filed Form 8-K for the three years ended September 30, 2000 in order to conform to the Company's current presentation. The Company filed the Form 8-K on May 21, 2001 to restate previously reported financial information to present its human services segment, which was sold in March, 2001, as discontinued operations. See Note 3—"Discontinued Operations".

F–12

2.  Acquisitions and Joint Ventures

Acquisitions

    Merit Acquisition.  On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for consideration of approximately $448.9 million plus the repayment of Merit's debt of $318.0 million and transaction costs of $55.3 million. Merit managed behavioral healthcare programs across all segments of the healthcare industry, including HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. The Company accounted for the Merit acquisition using the purchase method of accounting. By virtue of acquiring Merit, the Company was required to make certain earn-out payments to the former shareholders of CMG Health, Inc. ("CMG") a managed behavioral healthcare company that was acquired by Merit in September 1997. Such contingent payments approximated $24.0 million and were paid during the third quarter of fiscal 2001.

    HAI Acquisition.  On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), formerly a unit of Aetna, Inc. ("Aetna"), for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs, primarily through Employee Assistance Programs ("EAPs") and other behavioral managed healthcare plans. The Company may be obligated to make contingent purchase price payments totaling $60 million annually, under two separate calculations, which are primarily based upon membership levels during the contract year (as defined) and are calculated at the end of the contract year. "Contract Year" means each of the twelve-month periods ending on the last day of December in 1998, 1999, 2000, 2001 and 2002. The Company accounted for the HAI acquisition using the purchase method of accounting.

    The Company paid $60.0 million to Aetna for each of the Contract Years ended December 31, 1998, 1999 and 2000. The Company recorded $120.0 million of goodwill and other intangible assets related to the purchase of HAI during fiscal 1999, related to Contract Years 1 and 2. The Contract Year 3 liability of $60.0 million is included in "Deferred credits and other long-term liabilities" in the Company's consolidated balance sheet as of September 30, 2000, as the payment was estimated to be made from the Company's Revolving Facility. The Company paid the Year 3 obligation during the second quarter of fiscal 2001. The Contract Year 4 liability of $60.0 million is included in "Accrued liabilities" in the Company's consolidated balance sheet as of September 30, 2001. See Note 9—"Accrued Liabilities" set forth elsewhere herein. The Company would record additional contingent consideration payable, if any, as goodwill.

  Joint Ventures

    The Company is a 50% partner in Choice, a general partnership, with Value Options, Inc. Choice is a managed behavioral healthcare company which derives all of its revenues from a subcontract with a health plan that contracts with TRICARE. The Company accounts for its investment in Choice using the equity method.

F–13

    A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 2000	September 30, 2001
Current assets	$19,144	$28,516
Property and equipment, net	132	143

Total assets	$19,276	$28,659

Current liabilities	$16,212	$26,694
Other liabilities	—	2,082
Partners' capital	3,064	(117)

Total liabilities and partners' capital	$19,276	$28,659

Company investment in Choice	$1,532	$(59)

	Fiscal Year Ended September 30, 1999	Fiscal Year Ended September 30, 2000	Fiscal Year Ended September 30, 2001
Net revenue	$54,880	$56,349	$106,863
Operating expenses	28,124	32,141	34,088

Net income	$26,756	$24,208	$72,775

Company equity income	$13,378	$12,104	$36,388

Cash distributions from Choice	$13,047	$14,137	$37,978

    Choice's subcontract with respect to TRICARE has similar provisions as the Company's TRICARE arrangements (See Note 1—"Summary of Significant Accounting Policies"). The contract expires June 30, 2003. During the second quarter of fiscal 2001, Choice and its contractor agreed to a settlement of a joint appeal regarding certain previous adjustments and contractual issues, resulting in Choice receiving approximately $50.0 million. Therefore, net revenue for Choice for fiscal 2001 includes $45.2 million related to the settlement of this contingent claim and the Company's equity in earnings of Choice benefited by 50% of such settlement revenue. The remaining $4.8 million of the $50.0 million settlement is recorded as deferred revenue at September 30, 2001 and will be fully recognized by June 2003, based on the terms of the settlement.

    The Company also owns a 50% interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 1999, 2000 and 2001 was $12.1 million, $8.1 million and $5.6 million, respectively. The Company's equity in income (loss) of Premier for fiscal 1999, 2000 and 2001 was $6.3 million, $(4.0) million and $(2.5) million, respectively. The Company has not received a partnership distribution from Premier in fiscal years 1999, 2000 and 2001.

F–14

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

    The Company used the proceeds from the Crescent Transactions to reduce its long-term debt and acquire managed healthcare businesses.

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

F–15

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

    The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999 (the measurement date), represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

    On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. The amounts due under the agreement are anticipated to be funded primarily through proceeds from the sale of the Company's interest in the Provider JVs, and from amounts previously withheld from CBHS for services provided. As of September 30, 2001, the Company has a remaining liability of $8.5 million related to the agreement.

    The Company's original plan of disposal contemplated that the disposition (to CBHS) of all Provider JV interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, closed two of the five hospital-based joint ventures during fiscal 2000. In fiscal 2001, the Company sold the assets and operations of two of the joint ventures and continued negotiating to sell its interest in the remaining joint venture. Subsequent to September 30, 2001, the Company and its joint venture partner sold the operations and assets of the remaining joint venture for $7.6 million, less selling costs of $0.1 million, resulting in an approximate gain to the Company of $1.5 million.

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

F–16

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

    On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprise the company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. As of September 30, 2001, the Company has exited all operating contracts entered into by Allied and Vivra. However, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at September 30, 2001.

  Human Services Segment

    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of Mentor, which represented the business and interest that comprised the Company's human services segment. On March 9, 2001 the Company consummated the sale of the stock of Mentor for approximately $113 million, net of approximately $2 million in transaction costs. The Company's consideration consisted of $103 million in cash and $10 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility. See Note 5—"Long-Term Debt and Capital Lease Obligations".

Accounting for Discontinued Operations

    The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The Company recorded an after-tax loss on disposal of its healthcare provider and healthcare franchising business segments of approximately $47.4 million, (primarily non-cash) in fiscal 1999, an after-tax loss of $17.7 million related to the discontinuance of the specialty managed healthcare segment in fiscal 2000 and an after-tax loss related to the sale of the human services segment of approximately $12.1 million in fiscal 2001.

F–17

    The summarized results of the discontinued operations segments are as follows (in thousands):

	Fiscal Years Ended September 30,
	1999	2000	2001
Healthcare Provider
Net revenue(1)	$74,860	$—	$6,302

Salaries, cost of care and other operating expenses	53,952	—	6,744
Equity in losses of unconsolidated subsidiaries	(2,901)	—	—
Depreciation and amortization	2,141	—	—
Interest income(2)	(76)	—	—
Special charges (income), net	(33,046)	—	—
Other expenses (income)(3)	21,907	—	(154)

Income (loss) from discontinued operations	$32,883	$—	$(288)

Healthcare Franchising Interests
Net revenue	$563	$—	$—

Salaries, cost of care and other operating expenses	5,623	—	—
Equity in losses of unconsolidated subsidiaries	—	—	—
Depreciation and amortization	337	—	—
Interest income	—	—	—
Special charges	—	—	—
Other expenses (income) (3)	(2,159)	—	—

Loss from discontinued operations	$(3,238)	$—	$—

Specialty Managed Healthcare
Net revenue	$197,157	$128,229	$16,849

Salaries, cost of care and other operating expenses	194,747	165,505	11,987
Equity in losses of unconsolidated subsidiaries	—	—	—
Depreciation and amortization	4,610	3,831	—
Interest income	—	—	—
Special charges	—	58,173	—
Other (income) expenses(3)	(880)	(34,059)	1,702

Income (loss) from discontinued operations	$(1,320)	$(65,221)	$3,160

Human Services
Net revenue	$191,277	$218,453	$91,654

Salaries, cost of care and other operating expenses	169,549	196,334	86,546
Equity in losses of unconsolidated subsidiaries	—	—	—
Depreciation and amortization	6,513	7,152	1,983
Interest income	—	—	—
Special charges	—	—	—
Other expenses(3)	6,582	6,482	1,373

Income from discontinued operations	$8,633	$8,485	$1,752

F–18

Discontinued Operations—Combined
Net revenue(1)	$463,857	$346,682	$114,805

Salaries, cost of care and other operating expenses	423,871	361,839	105,277
Equity in earnings of unconsolidated subsidiaries	(2,901)	—	—
Depreciation and amortization	13,601	10,983	1,983
Interest income(2)	(76)	—	—
Special charges (income), net	(33,046)	58,173	—
Other expenses (income)(3)	25,450	(27,577)	2,921

Income (loss) from discontinued operations	$36,958	$(56,736)	$4,624

(1)
Includes $21.6 million and $6.3 million in fiscal 1999 and 2001, respectively, related to the settlement and adjustment of reimbursement issues related to prior periods ("Cost Report Settlements").

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes income taxes.

Loss on Disposal of Healthcare Provider and Franchising Segments

    The summary of the loss on disposal recorded in fiscal 1999 related to the Company's healthcare provider and healthcare franchising segments is as follows (in thousands):

Basis in Provider JV's	$44,598
Basis in Real Estate transferred to CBHS	13,969
Basis in Franchise and other operations	7,285
Working capital forgiveness	5,565
Transaction costs and legal fees	7,622

Loss before income taxes	79,039
Income tax benefit	(31,616)

$47,423

    The remaining assets and liabilities of the provider business at September 30, 2001 include, among other things, (i) cash of $1.8 million, (ii) hospital-based real estate of $3.4 million, (iii) long-term debt of $6.4 million related to the hospital-based real estate; (iv) net economic benefit of JVs of $4.8 million and (v) accrued liabilities of $16.5 million. The Company is also subject to inquiries and investigations from governmental agencies related to its operating and business practices prior to June 17, 1997. See Note 12—"Commitments and Contingencies".

    The assets and liabilities of the provider business at September 30, 2000 include, among other things, (i) hospital-based real estate of $6.0 million, (ii) long-term debt of $6.4 million related to the

F–19

hospital-based real estate, (iii) reserve for discontinued operations of $5.8 million and (iv) accrued liabilities of $12.0 million.

    The following table provides a roll-forward of the reserves established in connection with the discontinuance of the healthcare providers and healthcare franchising segments (in thousands):

Type of Cost	Balance September 30, 1999	Additions	Receipts (Payments)	Other	Balance September 30, 2000
Transaction costs and legal fees	$7,553	$—	$(5,804)	$—	$1,749
Provider JV working capital	3,116	—	—	—	3,116
Other	755	—	150	—	905

	$11,424	$—	$(5,654)	$—	$5,770

Type of Cost	Balance September 30, 2000	Additions	Payments	Other (1)	Balance September 30, 2001
Transaction costs and legal fees	$1,749	$—	$(1,722)	$(27)	$—
Provider JV working capital	3,116	—	—	(3,116)	—
Other	905	—	—	(905)	—

	$5,770	$—	$(1,722)	$(4,048)	$—

(1)
In conjunction with the CBHS settlement, the Company was released from certain liabilities and therefore has determined that certain liabilities recorded as a result of the CBHS Transactions during fiscal 1999 are no longer required. The reversal of these liabilities, net of tax, was recorded during the third quarter of fiscal 2001, and resulted in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million.

Loss on Disposal of Specialty Managed Healthcare Segments

    The summary of the loss on disposal recorded during fiscal 2000 related to the Company's specialty managed healthcare segment is as follows (in thousands):

Estimated leasehold obligations	$5,051
Change in recovery of long-lived assets	17,058
Other cost of disposal	4,777

Loss before income taxes	26,886
Income tax benefit	(9,224)

$17,662

    The remaining assets and liabilities of the specialty managed healthcare segment at September 30, 2001 include, among other things, (i) cash and accounts receivable of $1.3 million, (ii) medical claims payable of $0.2 million, (iii) reserve for discontinued operations of $3.6 million and (iv) accounts payable and accrued liabilities of $1.7 million.

F–20

    The assets and liabilites of the specialty managed healthcare segment at September 30, 2000 include, among other things, (i) cash and accounts receivable of $9.5 million, (ii) property and equipment, net of $2.0 million, (iii) medical claims payable of $9.3 million, (iv) reserve for discontinued operations of $8.6 million and (v) accounts payable and accrued liabilities of $27.1 million.

    The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance September 30, 2001
Accrued losses	$3,531	$—	$(3,531)	$—
Lease exit costs	5,051	—	(1,409)	3,642

	$8,582	$—	$(4,940)	$3,642

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

(1)
Net of certain assumed liabilities.

(2)
Amount includes provision for income taxes related to $26 million of goodwill which has no tax basis.

(3)
The estimated loss may change based upon a working capital settlement provided for in the sale agreement.

F–21

Special Charges (income) recorded in Discontinued Operations

  General

    The following table summarizes special charges (income) recorded during the three years in the period ended September 30, 2001 in the Company's healthcare provider, healthcare franchising and specialty managed healthcare segments (in thousands):

	Fiscal Year Ended September 30,
	1999	2000	2001
Gains on the sale of psychiatric hospitals, net	$(24,974)	$—	$—
Collection fee reserves	(8,072)	—	—
Impairment of long-lived assets—Allied	—	58,173	—

	$(33,046)	$58,173	$—

  Gains on sale of psychiatric facilities, net

    During fiscal 1999, the Company recorded a pre-tax gain of approximately $1.1 million related to the sale of psychiatric hospitals and other real estate.

    On April 9, 1999, the Company sold its European psychiatric provider operations to Investment AB Bure of Sweden for approximately $57.0 million (before transaction costs of approximately $2.5 million) (the "Europe Sale"). The Europe Sale resulted in a pre-tax gain of approximately $23.9 million.

  Impairment of Long-Lived Assets—Allied

    The Company recorded a charge of approximately $58.2 million in the quarter ended March 31, 2000, related to the impairment of certain of Allied's long-lived assets in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This amount included certain goodwill, certain property and equipment and identifiable intangible assets of Allied which, prior to the Vivra acquisition, was the principal component of the Company's specialty managed healthcare business segment. During the second quarter of fiscal 2000, Allied recorded significant losses associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from Allied represented a change in circumstances with respect to the business of Allied. At that time the Company estimated that the future undiscounted cash flows expected to be generated by Allied were insufficient to fully recover the recorded cost of the long-lived assets. The Company recorded the impairment charge to write these assets down to their estimated fair value.

4.  Benefit Plans

    The Company currently has a defined contribution retirement plan (the "401(k) Plan"), which is in the form of an amendment and restatement of the Green Spring Health Services, Inc. ("Green Spring") 401(k) Plan. Certain other 401(k) plans and assets, including the Magellan 401(k) Plan, were

F–22

merged into the Green Spring Plan effective January 1, 1999. Employee participants can elect to voluntarily contribute up to 15% of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. Additionally, the Company can make a discretionary contribution of up to 2% of each eligible employee's compensation. The Company matches 50% of each employee's contribution up to 3% of their compensation. The Company recognized $3.0 million, $7.4 million and $4.1 million of expense for the years ended September 30, 1999, 2000, and 2001 respectively, for the matching contribution to the 401(k) Plan.

    Prior to January 1, 1999, the Company maintained a separate defined contribution plan (the "Magellan 401-K Plan"). Participants could contribute up to 15% of their compensation to the Magellan 401-K Plan. The Company made discretionary contributions of 2% of each employee's compensation and matched 50% of each employee's contribution up to 3% of their compensation. During the fiscal year ended September 30, 1999 the Company expensed approximately $1.2 million to the Magellan 401-K Plan.

    Prior to January 1, 1999, Green Spring maintained a separate defined contribution plan (the "Green Spring 401-K Plan"). Employee participants could elect to voluntarily contribute up to 6% or 12% of their compensation, depending upon each employee's compensation level, to the Green Spring 401-K Plan. Green Spring matched up to 3% of each employee's compensation. Employees vested in employer contributions over five years. During the fiscal year ended September 30, 1999 the Company expensed approximately $2.9 million to the Green Spring 401-K Plan.

5.  Long-Term Debt and Capital Lease Obligations

    Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2000 and 2001 is as follows (in thousands):

	September 30, 2000	September 30, 2001
Credit Agreement:
Revolving Facility (6.1875% at September 30, 2001) due through 2004	$30,000	$—
Term Loan Facility (6.4375% to 6.6875% at September 30, 2001) due through 2006	436,612	119,115
9.375% Senior Notes due 2008	—	250,000
9.0% Senior Subordinated Notes due 2008	625,000	625,000
11.5% other notes payable through 2005	35	—
2.25% to 10.0% capital lease obligations due through 2014	6,400	12,241

	1,098,047	1,006,356
Less amounts due within one year	34,119	4,063

	$1,063,928	$1,002,293

F–23

    The aggregate scheduled maturities of long-term debt and capital lease obligations during the next five fiscal years and beyond subsequent to September 30, 2001 are as follows (in thousands): 2002—$4,063; 2003—$17,475; 2004—$49,359, 2005—$44,272, 2006—$9,787 and 2007 and beyond—$881,400.

    The 9.375% Senior Notes (the "Senior Notes") which are carried at cost, had an estimated fair value of $254 million at September 30, 2001 based on market quotes. The 9.0% Senior Subordinated Notes (the "Subordinated Notes"), which are carried at cost, had a fair value of approximately $421 million and $571 million at September 30, 2000 and 2001, respectively, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

    The Credit Agreement, as amended in connection with the issuance of the Senior Notes, provides for a Term Loan Facility in an original aggregate principal amount of $550 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan") and an approximately $183.4 million Tranche C Term Loan (the "Tranche C Term Loan"), and a Revolving Facility providing for revolving loans to the Company and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $34.3 million at September 30, 2001.

    The Revolving Facility matures on February 12, 2004. The Tranche A Term Loan was repaid in full with proceeds from the issuance of the Senior Notes in fiscal 2001. The Tranche B Term Loan matures on February 12, 2005 and the Tranche C Term Loan matures on February 12, 2006. The Tranche B Term Loan amortizes in installments in amounts equal to $0.7 million in 2002, $14.0 million in 2003, $34.8 million in 2004 and $10.0 million in 2005. The Tranche C Term Loan amortizes in installments in amounts equal to $0.7 million in each of 2002 and 2003, $14.1 million in 2004, $34.3 million in 2005 and $9.8 million in 2006. In addition, the Revolving Facility and Term Loan Facility are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to (a) a range of between 25% and 75%, depending on the Company's leverage ratio, of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (b) 50% for the sale of certain identified non-core assets and 100% of the net proceeds of certain other asset sales or other dispositions of the Company's property and its subsidiaries, (c) a range of between 25% and 75%, depending on the Company's leverage ratio, of the Company's excess cash flow (as defined) beginning September 30, 2001 and (d) 100% of the net proceeds of certain debt issues by the Company or any of its subsidiaries in each case subject to certain limited exceptions.

    The Credit Agreement contains a number of covenants that, among other things restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the indentures for the Senior Notes and the Subordinated Notes), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined), including minimum coverage ratios, maximum leverage ratios, and maximum senior debt ratios. Failure to comply with such covenants at any time in the future would result in an event of default under the Credit Agreement and, in the

F–24

event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements. As of September 30, 2001, management believes that the Company was in compliance with its debt covenants.

    At the Company's election, the interest rates per annum applicable to the loans under the Credit Agreement are a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the JP Morgan Chase Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1%) plus a borrowing margin. The borrowing margins applicable to the Tranche A Term Loan and loans under the Revolving Facility were 2.50% for ABR loans and 3.50% for LIBOR loans. The borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan are currently 2.75% and 3.0%, respectively, for ABR loans and 3.75% and 4.0%, respectively, for LIBOR loans. Amounts outstanding under the credit facilities not paid when due bear interest at a default rate equal to 2.00% above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility.

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

    In fiscal 2001, the Company issued $250 million of 9.375% Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250 million from the issuance and sale of the Senior Notes were used to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under Tranche A Term Loans, $75.2 million under Tranche B Term Loans, and $75.2 million under Tranche C Term Loans. The Company incurred $9.9 million of issuance costs associated with the issuance and sale of the Senior Notes. These costs were capitalized and are included in other intangible assets in the accompanying consolidated balance sheets.

    The Senior Notes were issued as unregistered securities and are expected to be exchanged for securities registered with the Securities and Exchange Commission. These Senior Notes are required to be registered and exchanged by January 25, 2002. It is anticipated that the Company may not have the Senior Notes registered and/or exchanged by the required dates and therefore may be subject to pay penalty interest. Penalty interest is calculated at the rate of $.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged.

    The Company recognized a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during fiscal 2001, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities.

    The Senior Notes are not redeemable at the option of the Company prior to November 15, 2005 except as set forth in the following paragraph. The Senior Notes are redeemable at the option of the

F–25

Company on or after such date, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on November 15 of the years indicated below:

Year	Redemption Prices
2005	104.688%
2006	102.344%

    At any time and from time to time prior to November 15, 2004, the Company may, at its option, redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price (expressed as a percentage of the principal amount) of 109.375%, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of such original aggregate principal amount of notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within 60 days of the date of the closing of any such equity offering.

    The Subordinated Notes are general unsecured senior subordinated obligations of the Company. The Subordinated Notes are limited in aggregate principal amount to $625.0 million and will mature on February 15, 2008. Interest on the Subordinated Notes accrues at the rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15. The Subordinated Notes were originally issued as unregistered securities and later exchanged for securities which were registered with the Securities and Exchange Commission.

    The Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, during the twelve-month period beginning on February 15 of the years indicated below:

Year	Redemption Prices
2003	104.5%
2004	103.0%
2005	101.5%
2006 and thereafter	100.0%

    The Indentures for the Senior Notes and Subordinated Notes limits, among other things: (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries; (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its restricted subsidiaries and the redemption of certain subordinated obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens; and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indenture also prohibits certain restrictions on distributions from restricted subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.

F–26

6.  Stockholders' Equity

  Common Stock

    The Company is prohibited from paying dividends on its common stock under the terms of the Indentures for the Senior Notes and Subordinated Notes and the Credit Agreement except under very limited circumstances.

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

    Summarized information relative to the Company's stock option plans is as follows:

	Fiscal Year Ended September 30,
	1999		2000		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	3,835,912	$22.23	4,406,882	$10.15	5,379,105	$5.57
Granted	1,669,303	5.73	2,309,742	3.77	1,129,410	3.35
Canceled	(1,050,067)	19.97	(1,336,719)	16.32	(837,510)	6.36
Exercised	(48,266)	7.99	(800)	4.19	(1,557,854)	4.95

Balance, end of period	4,406,882	$10.15	5,379,105	$5.57	4,113,151	$4.95

Exercisable, end of period	2,190,538	$13.74	2,020,049	$7.37	2,272,958	$5.77

    At September 30, 2001, 561,805 shares were available for future grants under the terms of these plans.

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

F–27

the Stock Option Repricing. Each participant in the Stock Option Repricing was precluded from exercising vested repriced stock options until June 8, 1999.

Stock Options Outstanding

    Summarized information relative to the Company's stock options outstanding on September 30, 2001 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price	Options		Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.31 - $8.00	3,155,410	7.98	$3.87	1,387,966	$4.05
$8.41	815,075	5.22	8.41	808,325	8.41
$8.50 - $12.04	142,666	8.33	9.22	76,667	8.92

	4,113,151	7.45	$4.95	2,272,958	$5.77

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

    The 2000 Employee Stock Purchase Plan (the "2000 ESPP") covers 1.2 million shares of common stock that can be purchased by eligible employees of the Company. The 2000 ESPP offering periods will have a term not less than three months and not more than 12 months. The first offering period under the 2000 ESPP began January 1, 2000 and the last offering period will end on or before December 31, 2003. The purchase price of each offering period is the lesser of (i) 85% of the fair value

F–28

of a share of common stock on the first day of the offering period or (ii) 85% of the fair value of a share of common stock on the last day of the offering period.

    A summary of the 2000 ESPP is as follows:

Offering Period	Began	Ended	Shares Purchased	Purchase Price
1	January 1, 2000	June 30, 2000	481,922	$1.0625
2	July 1, 2000	December 31, 2000	415,642	$1.0625
3	April 1, 2001	June 30, 2001	37,271	$7.8625
4	July 1, 2001	December 31, 2001	—	—

    The number of shares and the price for the most recent offering period will be determined on December 31, 2001 when the price is known.

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

  Common Stock Warrants

    The Company issued 114,690 warrants in fiscal 1992 which expire on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's common stock. The 2002 Warrants have an exercise price of $5.24 per share. During fiscal 2001, 6,267 shares were issued upon the exercise of 2002 Warrants. No shares were issued during fiscal 1999 and 2000. At September 30, 2001, 12,653 of the 2002 Warrants were outstanding.

    The Company also has 146,791 warrants outstanding with an exercise price of $38.70 per share which expire on September 1, 2006.

    Crescent and COI each have the right to purchase 1,283,311 shares of common stock, 2,536,622 shares in aggregate, (collectively, the "Crescent Warrants") at a warrant exercise price of $30.00 per

F–29

share (subject to adjustment pursuant to antidilution provisions). The Crescent Warrants are exercisable at the following times and in the following amounts:

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

F–30

Income (loss) per Common Share

    The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of income per share from continuing operations (in thousands):

	Year Ended September 30,
	1999	2000	2001
Numerator:
Income from continuing operations before extraordinary item	$15,153	$8,590	$33,274
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	3,802	5,049

Income from continuing operations available to common stockholders—basic	15,153	4,788	28,225
Add: presumed conversion of redeemable preferred stock	—	—	5,049

Income from continuing operations available to common stockholders—diluted	$15,153	$4,788	$33,274

Denominator:
Weighted average common shares outstanding—basic	31,758	32,144	33,448
Common stock equivalents—stock options	151	242	847
Common stock equivalents—warrants	7	—	4
Common stock equivalents—redeemable preferred stock	—	—	6,853
Common stock equivalents—redeemable preferred stock option	—	—	83

Weighted average common shares outstanding—diluted	31,916	32,386	41,235

Income from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.48	$0.15	$0.84

Diluted (diluted numerator/diluted denominator)	$0.48	$0.15	$0.81

    Conversion of redeemable preferred stock and the redemption of the TPG series "A" option (see Note 7—"Redeemable Preferred Stock") was not presumed for fiscal 2000 due to the anti-dilutive effect. Conversion of the redeemable preferred stock and redemption of the TPG series "A" option was presumed for fiscal 2001. Certain stock options and warrants which were outstanding during fiscal 2000 and 2001 were not included in the computation of diluted earnings per share because of the anti-dilutive effect.

  Stock-Based Compensation

    The Company discloses stock-based compensation under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards.

F–31

    Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

	Fiscal Year Ended September 30,
	1999	2000	2001
Reported:
Income from continuing operations before extraordinary item	$15,153	$8,590	$33,274
Net income (loss)	4,688	(65,808)	24,555
Income (loss) per common share—basic:
Income from continuing operations before extraordinary item	0.48	0.15	0.84
Net income (loss)	0.15	(2.17)	0.58
Income (loss) per common share—diluted:
Income from continuing operations before extraordinary item	0.48	0.15	0.81
Net income (loss)	0.15	(2.15)	0.60
Pro Forma:
Income from continuing operations before extraordinary item	$8,130	$5,179	$30,718
Net (loss) income	(2,335)	(69,219)	21,999
Income (loss) per common share—basic:
Income from continuing operations before extraordinary item	0.26	0.04	0.77
Net (loss) income	(0.07)	(2.15)	0.51
Income (loss) per common share—diluted:
Income from continuing operations before extraordinary item	0.25	0.04	0.74
Net (loss) income	(0.07)	(2.14)	0.53

    The fair values of the stock options granted and ESPP options were estimated on the date of their grant/acquisition using the Black-Scholes option pricing model based on the following weighted average assumptions:

	1999	2000	2001
Risk-free interest rate	5.8%	6.3%	5.5%
Expected life	3.8 years	3 years	3 years
Expected volatility	50%	85%	88%
Expected dividend yield	0%	0%	0%

    The weighted average fair value of options granted during fiscal 1999, 2000 and 2001 was $2.21, $1.83 and $1.50, respectively.

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

F–32

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

    TPG has three representatives on the Company's twelve-member Board of Directors.

    The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's consolidated balance sheets as follows (in thousands):

	September 30, 2000	September 30, 2001
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	3,401	7,928
Fair value of Series A Option at issuance	3,366	3,366
Issuance costs	(5,031)	(5,232)
Accumulated amortization of issuance costs	401	923

	$57,834	$62,682

F–33

8.  Income Taxes

    The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Fiscal Year Ended September 30,
	1999	2000	2001
Income taxes currently payable:
Federal	$555	$1,000	$—
State	2,500	1,000	1,500
Foreign	500	500	14
Deferred income taxes:
Federal	17,835	3,694	29,224
State	284	2,800	5,650

	$21,674	$8,994	$36,388

    A reconciliation of the Company's income tax provision (benefit) for continuing operations to that computed by applying the statutory federal income tax rate is as follows (in thousands):

	Fiscal Year Ended September 30,
	1999	2000	2001
Income tax provision at federal statutory income tax rate	$13,110	$6,194	$24,409
State income taxes, net of federal income tax benefit	1,779	1,080	3,487
Non-deductible goodwill amortization	8,887	8,387	8,726
IRS settlement-change in estimate	—	(9,091)	—
Other—net	(2,102)	2,424	(234)

Income tax provision	$21,674	$8,994	$36,388

    As of September 30, 2001, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $664 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered.

F–34

    Components of the net deferred income tax assets (liabilities) at September 30, 2000 and 2001 are as follows (in thousands):

	September 30,
	2000	2001
Deferred tax liabilities:
Property and depreciation	$(18,081)	$(16,708)
Long-term debt and interest	(8,476)	(5,036)
Intangible assets	—	(20,300)
Other	(53,401)	(40,842)

Total deferred tax liabilities	(79,958)	(82,886)

Deferred tax assets:
Intangible assets	19,763	—
Operating loss carryforwards	264,627	267,023
Discontinued operations liabilities	21,985	10,827
Other	42,011	34,872

Total deferred tax assets	348,386	312,722
Valuation allowance	(146,646)	(148,278)

Deferred tax assets after valuation allowance	201,740	164,444

Net deferred tax assets	$121,782	$81,558

    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through NOL carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million, as a change in estimate in fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's net operating loss carryforwards for federal income tax could be reduced if the IRS later successfully challenges these deductions.

F–35

9.  Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30,
	2000	2001
Salaries, wages and other benefits	$21,411	$6,035
TRICARE Adjustments	22,603	3,757
HAI contingent purchase price	—	60,000
Other	131,684	123,451

	$175,698	$193,243

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

    The Integration Plan also resulted in the closure of approximately 20 leased facilities during fiscal 1998 and 1999.

    The following table provides a rollforward of remaining liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 1999	Adjustments	Payments	Balance September 30, 2000
Employee termination benefits	$769	$151	$(735)	$185
Facility closing costs	3,094	(151)	(1,312)	1,631

	$3,863	$—	$(2,047)	$1,816

Type of Cost	Balance September 30, 2000	Adjustments	Payments	Balance September 30, 2001
Employee termination benefits	$185	$—	$(9)	$176
Facility closing costs	1,631	—	(950)	681

	$1,816	$—	$(959)	$857

  Other Integration Costs

    The Integration Plan resulted in additional incremental costs that were expensed as incurred in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain

F–36

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

  Special Charges.

    During fiscal 1999, the Company recorded special charges of approximately $4.4 million related primarily to the loss on disposal of an office building, executive severance and relocation of its corporate headquarters from Atlanta, Georgia to Columbia, Maryland. In addition, during fiscal 2000 the Company incurred special charges of $9.6 million, net of the $1.9 million non-recurring gain on the sale of the corporate aircraft, related to the closure of certain provider offices and restructuring of the corporate function and certain behavioral managed healthcare office sites. These charges resulted in $5.9 million of accrued severance; $4.7 million of accrued lease termination costs and $0.9 million of other exit costs at September 30, 2000. The following table provides a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2000	Payments	Adjustments(1)	Balance September 30, 2001
Employee severance and termination benefits	$5,866	$(5,968)	$876	$774
Lease termination and other costs	5,578	$(2,514)	(876)	$2,188

	$11,444	$(8,482)	$—	$2,962

(1)
The adjustments represent reclassification of certain amounts based upon the Company's evaluation at June 30, 2001.

    The Company recorded a charge of approximately $15.8 million during fiscal 2000 related to the impairment of certain long-lived assets in accordance with SFAS 121. This amount is included in "Special charges" in the Company's consolidated statements of operations for such periods and is related to the goodwill, property and equipment and identifiable intangible assets of Group Practice Affiliates ("GPA"), which is a component of the Company's behavioral managed healthcare segment.

    During the quarter ended September 30, 2000, GPA recorded operating losses of $2.0 million associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from GPA represented a change in circumstances with respect to the business of GPA. The Company estimated that the future undiscounted cash flows expected to be generated by GPA were insufficient to fully recover the recorded cost of the GPA assets.

    Accordingly, the Company adjusted the GPA assets to their estimated fair value as of September 30, 2000. Based upon the circumstances described above, the Company estimated that the fair value of the GPA assets was approximately $2.1 million at September 30, 2000. This value reflects

F–37

the Company's estimate of the recoverable fair value of GPA's property and equipment through sale or continued use. In the first quarter of fiscal 2001, the Company sold various assets of GPA at the adjusted book value which approximated fair value. As such, no gain or loss was recorded related to this sale.

    In December 2000, the Company sold its Canadian behavioral managed care operations, CHC, to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations resulted in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.4 million and will receive an additional $1.3 million in two installments payable in December 2001 and 2002. Proceeds received from the sale were used to reduce debt.

11.  Supplemental Cash Flow Information

    Supplemental cash flow information is as follows (in thousands):

	Year Ended September 30,
	1999	2000	2001
Income taxes paid, net of refunds received	$347	$3,208	$7,139
Interest paid	102,094	102,236	91,139

12.  Commitments and Contingencies

  Insurance

    The Company is self-insured for a portion of its general and current professional liability risks. The reserves for self-insured general and professional liability losses for the period prior to June 17, 1997, including loss adjustment expenses, were included in reserve for unpaid claims in the Company's consolidated balance sheet and were based on actuarial estimates that were discounted at an average rate of 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. These reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and management believes these amounts are sufficient; however, there can be no assurance in that regard.

    The Company maintains a general, professional and managed care liability insurance policy with an unaffiliated insurer. The policy is written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability, for a two-year policy period ending June 17, 2002. The Company would be liable for such incidents if the policy were not renewed, the insurance company failed to meet its obligation or policy limitations were exceeded.

F–38

  Regulatory Issues

    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the settlement amount, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

  HIPAA

    The Company's business is subject to the requirements of the Health Insurance Portability and Accountability Act ("HIPAA"). HIPAA was enacted August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. The Company is required to be in compliance with certain HIPAA provisions beginning October 2002. Provisions not yet finalized will be required to be implemented two years after the effective date of the related regulations. The Company would be subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of evaluating the impact of this legislation on its operations including future financial commitments that will be required to comply with the legislation.

  Legal

    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank

F–39

(now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts that its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

    On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the amount of premiums paid. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland. These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to this matter.

    The Company is also subject to or party to other litigation, claims and civil suits, relating to its operations and business practices. The Company's managed care litigation matters include a class action lawsuit, which alleges that a provider at a Company facility violated privacy rights of certain patients. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable, arising out of such other litigation, claims and civil suits. Furthermore, management believes that the resolution of such litigation, claims and civil suits will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

  Operating Leases

    The Company leases certain of its operating facilities. The leases, which expire at various dates through 2010, generally require the Company to pay all maintenance, property and tax insurance costs.

F–40

    At September 30, 2001, aggregate amounts of future minimum payments under operating leases for continuing operations were as follows: 2002—$31.2 million; 2003—$24.1 million; 2004—$12.7 million; 2005—$8.1 million; 2006—$3.7 million; 2007 and beyond—$4.9 million.

    Rent expense for continuing operations was $32.3 million, $34.0 million and $33.3 million, respectively, for the fiscal years ended September 30, 1999, 2000 and 2001. Rent expense for discontinued operations was $9.3 million, $9.2 million and $6.3 million, respectively, for the fiscal years ended September 30, 1999, 2000 and 2001.

13.  Certain Relationships and Related Transactions

    G. Fred DiBona, Jr., a director of the Company, is a Director and the President and Chief Executive Officer of Independence Blue Cross ("IBC"), a health insurance company. IBC and its affiliated entities contract with the Company for provider network, care management and medical review services pursuant to contractual relationships. The Company recorded revenue of approximately $59.1 million, $58.8 million and $61.9 million from IBC during fiscal 1999, 2000 and 2001, respectively.

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

14.  Subsequent Events

    The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants) and (2) excludes from the calculation of EBITDA, as defined for financial covenants, certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. Under the Credit Agreement, EBITDA for financial covenants is defined as earnings before interest, taxes, depreciation and amortization, but including interest income. Management believes that the Company will remain in compliance with its financial covenants in fiscal 2002; however the Company's continued compliance with such covenants is dependent on the Company's future financial and operational performance.

    During the first quarter of fiscal 2002, the Company approved and began implementing a restructuring plan that is expected to (among other things) eliminate duplicative functions. Management expects that the Company will incur between $4 million and $6 million in termination and severance costs in fiscal 2002 related to the restructuring plan.

F–41

15.  Business Segment Information

    As a result of its discontinuance of certain operations, the Company operates solely in the behavioral managed healthcare business. The Company provides behavioral managed healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. Within the behavorial managed healthcare business, the Company has further divided into the following four segments, based on the services it provides and the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

    Health Plans.  The Company provides behavioral managed healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or administrative services only contracts. Although certain large health plans provide their own behavioral managed healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. Certain of the Company's health plan customers include Blue Cross/Blue Shield plans, Aetna/U.S. Healthcare and TRICARE.

    Workplace.  The Company provides Employee Assistance Plans ("EAP") services and integrated products that combine EAP and behavioral managed healthcare services primarily to corporations and, to a lesser extent, labor unions. The Company's contracts with corporate customers generally provide for a fee (per member per month) to be paid to the Company for which the Company provides all required consultation, assessment and referral services and, in certain cases, arranges and pays for all or a portion of the costs of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis.

    Public.  The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMOs focused on Medicaid beneficiary populations. The Company provides behavioral managed healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through its Premier joint venture. Public risk contracts generally have higher average per member premiums, costs and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters.

    Corporate and Other.  This segment of the Company is comprised primarily of support functions such as executive, legal, claims administration, network, information technology and finance departments. Discontinued operations activity, unless otherwise specified, is not included in the Corporate and other segment operating results.

    The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest, net, managed care integration costs, special charges, net, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

F–42

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other		Consolidated
1999
Net revenue	$800,761	$259,553	$405,604	$—		$1,465,918
Cost of care	441,432	78,540	325,961	—		845,933
Direct service costs	145,394	84,842	46,323	—		276,559
Other operating expenses	—	—	—	159,572		159,572
Equity in earnings of unconsolidated subsidiaries	(14,107)	—	(6,335)	—		(20,442)
Segment profit (loss)	228,042	96,171	39,655	(159,572)		204,296
Identifiable assets by business segment:
Restricted cash and investments	37,158	7,199	72,467	—		116,824
Net accounts receivable	63,026	41,080	11,168	83,372	(1)	198,646
Investment in unconsolidated subsidiaries	$6,152	$—	$12,180	$64	(1)	$18,396
2000
Net revenue	$909,542	$263,730	$467,661	$—		$1,640,933
Cost of care	509,949	87,915	391,256	—		989,120
Direct service costs	166,983	87,588	44,263	—		298,834
Other operating expenses	—	—	—	154,128		154,128
Equity in (earnings) loss of unconsolidated subsidiaries	(13,829)	—	4,037	—		(9,792)
Segment profit (loss)	246,439	88,227	28,105	(154,128)		208,643
Identifiable assets by business segment:
Restricted cash	33,867	13,709	70,147	—		117,723
Net accounts receivable	54,117	37,649	7,479	37,979	(1)	137,224
Investment in unconsolidated subsidiaries	$4,603	$—	$8,143	$—		$12,746
2001
Net revenue	$1,012,798	$259,515	$483,199	$—		$1,755,512
Cost of care	600,401	90,736	406,311	—		1,097,448
Direct service costs	164,735	84,023	37,877	—		286,635
Other operating expenses	—	—	—	172,959		172,959
Equity in (earnings) loss of unconsolidated subsidiaries	(39,103)	—	2,537	—		(36,566)
Segment profit (loss)	286,765	84,756	36,474	(172,959)		235,036
Identifiable assets by business segment:
Restricted cash	28,227	8,914	85,307	—		122,448
Net accounts receivable	54,001	39,042	10,024	575	(1)	103,642
Investment in unconsolidated subsidiaries	$5,292	$—	$5,607	$—		$10,899

(1)
Includes assets of discontinued operations.

F–43

    The following tables reconcile segment profit to consolidated income from continuing operations before income taxes, minority interest and extraordinary items:

1999
Segment profit	$204,296
Depreciation and amortization	(62,408)
Interest, net	(93,752)
Managed care integration costs	(6,238)
Special charges	(4,441)

Income from continuing operations before income taxes, minority interest and extraordinary items	$37,457

2000
Segment profit	$208,643
Depreciation and amortization	(68,261)
Interest, net	(97,286)
Special charges	(25,398)

Income from continuing operations before income taxes, minority interest and extraordinary items	$17,698

2001
Segment profit	$235,036
Depreciation and amortization	(68,294)
Interest, net	(93,662)
Special charges	(3,340)

Income from continuing operations before income taxes, minority interest and extraordinary items	$69,740

F–44

16.  Selected Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2000 and 2001.

	For the Quarter Ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
	(in thousands, except per share amounts)
Fiscal 2001
Net Revenue	$445,926	$444,149	$432,875	$432,562

Cost and expenses:
Salaries, cost of care and other operating expenses	374,812	408,308	382,427	391,495
Equity in earnings of unconsolidated subsidiaries	(231)	(27,992)	(5,013)	(3,330)
Depreciation and amortization	17,303	15,885	17,071	18,035
Interest, net	23,582	25,315	22,023	22,742
Special charges	3,340	—	—	—

	418,806	421,516	416,508	428,942

Income from continuing operations before income taxes and minority interest and extraordinary item	27,120	22,633	16,367	3,620
Provision for income taxes	13,260	11,117	8,987	3,024

Income from continuing operations before minority interest and extraordinary item	13,860	11,516	7,380	596
Minority interest	(1)	53	19	7

Income from continuing operations before extraordinary item	13,861	11,463	7,361	589

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	5,021	146	467	(1,010)
Income (loss) on disposal of discontinued operations, net of income taxes	(11,740)	(363)	2,707	37

	(6,719)	(217)	3,174	(973)

Income (loss) before extraordinary item	7,142	11,246	10,535	(384)
Extraordinary item—net loss on early extinguishment of debt, net of income taxes	—	—	(3,984)	—

Net income (loss)	7,142	11,246	6,551	(384)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,232	1,249	1,266	1,302

Income (loss) available to common stockholders	$5,910	$9,997	$5,285	$(1,686)

Weighted average number of common shares outstanding—basic	32,648	32,897	33,696	34,535

Weighted average number of common shares outstanding—diluted	39,778	41,141	36,315	34,535

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations before extraordinary item	$0.39	$0.31	$0.18	$(0.02)
Income (loss) from discontinued operations	$(0.21)	$(0.01)	$0.10	$(0.03)
Extraordinary loss on early extinguishment of debt	$—	$—	$(0.12)	$—

Net income (loss)	$0.18	$0.30	$0.16	$(0.05)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations before extraordinary item	$0.35	$0.28	$0.17	$(0.02)
Income (loss) from discontinued operations	$(0.17)	$(0.01)	$0.09	$(0.03)
Extraordinary loss on early extinguishment of debt	$—	$—	$(0.11)	$—

Net income (loss)	$0.18	$0.27	$0.15	$(0.05)

F–45

	For the Quarter Ended
	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000
	(in thousands, except per share amounts)
Fiscal 2000
Net Revenue	$381,722	$408,159	$418,683	$432,369

Cost and expenses:
Salaries, cost of care and other operating expenses	333,715	361,694	368,167	378,506
Equity in earnings of unconsolidated subsidiaries	(3,474)	(2,908)	(2,465)	(945)
Depreciation and amortization	16,680	16,823	17,387	17,371
Interest, net	23,991	24,254	23,956	25,085
Special charges	—	—	—	25,398

	370,912	399,863	407,045	445,415

Income (loss) from continuing operations before income taxes and minority interest	10,810	8,296	11,638	(13,046)
Provision for (benefit from) income taxes	5,780	6,505	7,842	(11,133)

Income (loss) from continuing operations before minority interest	5,030	1,791	3,796	(1,913)
Minority interest	142	(111)	74	9

Income (loss) from continuing operations	4,888	1,902	3,722	(1,922)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(2,222)	(47,438)	1,236	(8,312)
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(17,662)

	(2,222)	(47,438)	1,236	(25,974)

Net income (loss)	2,666	(45,536)	4,958	(27,896)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	216	1,088	1,195	1,303

Income (loss) available to common stockholders	$2,450	$(46,624)	$3,763	$(29,199)

Weighted average number of common shares outstanding—basic	31,980	32,058	32,166	32,368

Weighted average number of common shares outstanding—diluted	32,160	32,289	32,578	32,368

Income (loss) per share available to common stockholders—basic:
Income (loss) from continuing operations	$0.15	$0.03	$0.08	$(0.10)
Income (loss) from discontinued operations	$(0.07)	$(1.48)	$0.04	$(0.80)

Net income (loss)	$0.08	$(1.45)	$0.12	$(0.90)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.15	$0.03	$0.08	$(0.10)
Income (loss) from discontinued operations	$(0.07)	$(1.47)	$0.04	$(0.80)

Net income (loss)	$0.08	$(1.44)	$0.12	$(0.90)

F–46

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deduction			Balance at End of Period
Fiscal year ended September 30, 1999:
Allowance for doubtful accounts	$34,867	$3,277 (8,072	(D) )(E)	$2,362 604	(A) (C)		$1,280 672 2,649	(B) (F) (G)	$28,437

	$34,867	$(4,795)		$2,966			$4,601		$28,437

Fiscal year ended September 30, 2000:
Allowance for doubtful accounts	$28,437	$8,651	(D)	$494	(A)		$3,355 22,635	(B) (C)	$11,592

	$28,437	$8,651		$494			$25,990		$11,592

Fiscal year ended September 30, 2001:
Allowance for doubtful accounts	$11,592	$8,012	(D)	$(1,649)(A)		$ $	6,458 5,140	(B) (C)	$6,357

	$11,592	$8,012		$(1,649)			$11,598		$6,357

(A)
Recoveries of accounts receivable previously written off.

(B)
Accounts written off.

(C)
Allowance for doubtful accounts (net) assumed or disposed of in acquisitions or dispositions.

(D)
Bad debt expense.

(E)
Accounts receivable collection fees included in loss on Crescent Transactions.

(F)
Accounts receivable collection fees payable to CBHS and outside vendors.

(G)
Conversion of Provider JVs from consolidation to equity method.

S–1

QuickLinks

MAGELLAN HEALTH SERVICES, INC. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended September 30, 2001
Table of Contents
PART I
PART II
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES September 30, 2001
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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001
MAGELLAN HEALTH SERVICES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)