Form 10-Q
period 2001-12-31
MAGELLAN HEALTH SERVICES INC
filed 2002-02-14
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The number of shares of the registrant's common stock outstanding as of January 31, 2002 was 34,678,928.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I—Financial Information:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2001 and December 31, 2001	3
Condensed Consolidated Statements of Operations — For the Three Months ended December 31, 2000 and 2001	4
Condensed Consolidated Statements of Cash Flows — For the Three Months ended December 31, 2000 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	24
PART II—Other Information:
Item 1: Legal Proceedings	40
Item 6: Exhibits and Reports on Form 8-K	42
Signatures	43

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2001	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$28,216	$47,418
Accounts receivable, net	103,642	98,844
Restricted cash and investments	122,448	132,503
Refundable income taxes	1,741	1,580
Other current assets	17,964	12,931

Total current assets	274,011	293,276
Property and equipment, net of accumulated depreciation of $92,823 at September 30, 2001 and $101,559 at December 31, 2001	94,322	90,369
Deferred income taxes	81,558	74,959
Investments in unconsolidated subsidiaries	10,899	11,248
Other long-term assets	53,522	47,898
Goodwill and other intangible assets, net	1,152,393	1,149,980

	$1,666,705	$1,667,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,765	$14,754
Accrued liabilities	193,243	209,481
Medical claims payable	209,214	196,863
Current maturities of long-term debt and capital lease obligations	4,063	4,084

Total current liabilities	430,285	425,182

Long-term debt and capital lease obligations	1,002,293	1,001,285

Deferred credits and other long-term liabilities	8,694	6,137

Minority interest	563	589

Commitments and contingencies
Redeemable preferred stock	62,682	63,808

Stockholders' equity:
Preferred stock, without par value
Authorized—9,793 shares at September 30, 2001 and December 31, 2001 Issued and outstanding—none	—	—
Common stock, par value $0.25 per share
Authorized—80,000 shares
Issued 36,953 shares and outstanding 34,664 shares at September 30, 2001 and issued 36,960 shares and outstanding 34,671 shares at December 31, 2001	9,238	9,239
Other stockholders' equity
Additional paid-in capital	358,273	357,095
Accumulated deficit	(185,803)	(176,085)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2001 and December 31, 2001	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(261)	(261)

Total stockholders' equity	162,188	170,729

	$1,666,705	$1,667,730

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,
	2000	2001
Net revenue	$445,926	$444,842
Cost and expenses:
Salaries, cost of care and other operating expenses	374,812	395,093
Equity in earnings of unconsolidated subsidiaries	(231)	(3,177)
Depreciation and amortization	17,303	11,190
Interest, net	23,582	22,409
Special charges	3,340	4,485

	418,806	430,000

Income from continuing operations before income taxes and minority interest	27,120	14,842
Provision for income taxes	13,260	6,086

Income from continuing operations before minority interest	13,860	8,756
Minority interest	1	(16)

Income from continuing operations	13,861	8,740
Discontinued operations:
Income from discontinued operations net of income tax provision of $3,149 in 2000 and $82 in 2001	5,021	158
Income (loss) on disposal of discontinued operations, including income tax provision of $9,545 in 2000 and $442 in 2001	(11,740)	820

	(6,719)	978

Net income	7,142	9,718
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,232	1,218

Income available to common stockholders	5,910	8,500
Other comprehensive loss	(158)	—

Comprehensive income	$5,752	$8,500

Weighted average number of common shares outstanding—basic	32,648	34,670

Weighted average number of common shares outstanding—diluted	39,778	42,075

Income per common share available to common stockholders—basic:
Income from continuing operations	$0.39	$0.22

Income (loss) from discontinued operations	$(0.21)	$0.03

Net income	$0.18	$0.25

Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.35	$0.21

Income (loss) from discontinued operations	$(0.17)	$0.02

Net income	$0.18	$0.23

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended December 31,
	2000	2001
Cash flows from operating activities:
Net income	$7,142	$9,718
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	3,340	(1,262)
Depreciation and amortization	19,286	11,190
Other non-cash portion of discontinued operations	2,195	—
Equity in earnings of unconsolidated subsidiaries	(231)	(3,177)
Non-cash interest expense	1,301	1,231
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(25,525)	(572)
Restricted cash and investments	16,345	(8,861)
Other assets	35	7,265
Accounts payable and other accrued liabilities	(30,664)	4,817
Medical claims payable	(170)	(6,988)
Income taxes payable and deferred income taxes	27,360	6,760
Distributions received from unconsolidated subsidiaries	3,475	2,828
Other liabilities	(1,498)	(148)
Other	(71)	1,254

Total adjustments	15,178	14,337

Net cash provided by operating activities	22,320	24,055

Cash flows from investing activities:
Capital expenditures	(3,169)	(6,011)
Proceeds from sale of assets, net of transaction costs	6,908	3,500

Net cash provided by (used in) investing activities	3,739	(2,511)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(45,572)	(987)
Credit agreement amendment fees and other	—	(1,355)

Net cash used in financing activities	(45,572)	(2,342)

Net (decrease) increase in cash and cash equivalents	(19,513)	19,202
Cash and cash equivalents at beginning of period	47,507	28,216

Cash and cash equivalents at end of period	$27,994	$47,418

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(Unaudited)

NOTE A—Summary of Significant Accounting Policies

  Basis of Presentation

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

        All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 2001 amounts to conform to fiscal 2002 presentation.

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2001 and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

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

  Segments

        The Company operates in the behavioral managed healthcare business, which it has divided into four reporting segments based on the types of services it provides and customers that it serves. The four segments of the Company are as follows: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. These segments are described in further detail in Note K—"Business Segment Information."

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor. As discussed in Note H—"Discontinued Operations", the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the accompanying unaudited condensed consolidated financial statements as discontinued operations for all periods presented.

  Significant Customers

        Net revenues from two of the Company's customers each exceeded 10% of consolidated net revenues in each of the quarters ended December 31, 2000 and 2001, respectively. These two contracts generated approximately $78.2 million and $59.6 million of net revenues for the quarter ended December 31, 2000, and $78.8 million and $60.0 million of net revenues for the quarter ended December 31, 2001. In the quarter ended December 31, 2001, the former of these two customers indicated its expectation that its membership will be reduced materially in calendar year 2002. The Company is not fully aware of which members the customer expects will terminate or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be reduced as a result of these membership reductions.

  Property and Equipment

        In the quarter ended December 31, 2001, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the current year quarter by $1.3 million and to reduce net income for the current year quarter by $0.8 million or $0.02 per diluted share.

  Goodwill and Other Intangible Assets

        During the current year quarter, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company will no longer amortize goodwill over its estimated useful life. SFAS 142 also requires the Company to allocate goodwill to its identifiable reporting units (as defined) and test for impairment based upon fair values on an annual basis. The Company anticipates completing its allocation and assessment of fair value by the end of fiscal 2002. Adoption of SFAS 142 resulted in the Company not recording approximately $7.8 million of amortization expense during the three months ended December 31, 2001. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded approximately $7.4 million of amortization expense during the three months ended December 31, 2000. The following table summarizes the proforma effects on the three months ended December 31, 2000 had SFAS 142 been adopted October 1, 2000.

	Reported	Proforma
Income from continuing operations	$13,861	$20,418

Net income	$7,142	$14,185

Income from continuing operations—per diluted share	$0.35	$0.51

Net income—per diluted share	$0.18	$0.36

NOTE B—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the three months ended December 31, 2000 and 2001 (in thousands):

	Three Months Ended December 31,
	2000	2001
Income tax refunds received	$1,405	$161

Interest paid	$12,872	$13,277

NOTE C—Goodwill and Other Intangible Assets, Net

  Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is not amortized in accordance with SFAS 142. The Company's goodwill was approximately $1,033.3 million and $1,068.4 million at September 30, 2001 and December 31, 2001, respectively. During the quarter ended December 31, 2001, the Company reclassified certain workforce intangible assets to goodwill as part of adopting SFAS 142. The Company also identified $33.4 million associated with a portion of the contingent purchase price payments related to the acquisition of Human Affairs International ("HAI") which was previously capitalized as intangible assets and should have been capitalized as goodwill. These amounts were reclassified to goodwill during the quarter ended December 31, 2001. The classification of these amounts did not have a material impact on any reporting period.

  Other Intangible Assets, Net

        Intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. The following is a summary of acquired intangibles, the estimated useful life and the net book value at December 31, 2001 (in thousands):

Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	9 to 30 years	$111,726	$(36,970)	$74,756
Provider networks	30 years	6,210	(822)	5,388
Trademarks and copyrights	8 years	3,984	(2,580)	1,404

		$121,920	$(40,372)	$81,548

        Amortization expense for the quarter ended December 31, 2001 was $2.4 million.

        Deferred financing costs, which were previously classified as intangible assets have been reclassified by the Company into other long term assets at September 30, 2001 and December 31, 2001.

NOTE D—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2001 and December 31, 2001 is as follows (in thousands):

	September 30, 2001	December 31, 2001
Credit Agreement:
Revolving Facility (5.4375% at December 31, 2001) due through fiscal 2004	$—	$—
Term Loan Facility (5.6875% to 5.9375% at December 31, 2001) due through fiscal 2006	119,115	118,746
9.375% Senior Notes due fiscal 2008	250,000	250,000
9.0% Senior Subordinated Notes due fiscal 2008	625,000	625,000
1.70% to 10.0% capital lease obligations due through fiscal 2014	12,241	11,623

	1,006,356	1,005,369
Less amounts due within one year	4,063	4,084

	$1,002,293	$1,001,285

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001

(Unaudited)

NOTE D—Long-Term Debt and Capital Lease Obligations (Continued)

        The Credit Agreement, as amended, provides for a Term Loan Facility in an original aggregate principal amount of $550.0 million, and a Revolving Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $39.1 million at December 31, 2001. The Revolving Facility matures on February 12, 2004.

        The Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the indentures for the Senior Notes and the Subordinated Notes), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined), including minimum coverage ratios, maximum leverage ratios, and maximum senior debt ratios. Failure to comply with such covenants at any time in the future would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements.

        The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants) and (2) excludes from the calculation of EBITDA, as defined for financial covenants, certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. Under the Credit Agreement, EBITDA for financial covenants is defined as earnings before interest, taxes, depreciation and amortization, but including interest income. Management believes that the Company will remain in compliance with its financial covenants in fiscal 2002; however, the Company's continued compliance with such covenants is dependent on the Company's future financial and operational performance. The Company incurred approximately $1.3 million in deferred financing costs related to the attainment of this amendment.

        In fiscal 2001, the Company issued $250.0 million of 9.375% Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not registered and/or exchanged the Senior Notes by the required dates and therefore is subject to penalty interest. Penalty interest is calculated at the rate of $.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged.

NOTE E—Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30, 2001	December 31, 2001
Accrued interest	$15,157	$24,361
Due to providers	19,331	25,223
HAI contingent purchase price	60,000	60,000
Other	98,755	99,897

	$193,243	$209,481

NOTE F—Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended December 31,
	2000	2001
Numerator:
Income from continuing operations	$13,861	$8,740
Less preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,232	1,218

Income from continuing operations available to common stockholders—basic	12,629	7,522
Add: presumed conversion of redeemable preferred stock	1,232	1,218

Income from continuing operations available to common stockholders—diluted	$13,861	$8,740

Denominator:
Weighted average common shares outstanding—basic	32,648	34,670
Common stock equivalents—stock options	275	1,100
Common stock equivalents—warrants	—	5
Common stock equivalents—redeemable preferred stock	6,855	6,300

Weighted average common shares outstanding—diluted	39,778	42,075

Income from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.39	$0.22

Diluted (diluted numerator/diluted denominator)	$0.35	$0.21

        Conversion of the redeemable preferred stock (see Note L—"Redeemable Preferred Stock") was presumed outstanding for the three months ended December 31, 2000 and 2001, respectively. In addition, accrued dividends on redeemable preferred stock, which were payable in cash or common stock as of December 31, 2000, were payable only in cash at December 31, 2001. Certain stock options and warrants which were outstanding during the three months ended December 31, 2000 and 2001, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE G—Investments in Unconsolidated Subsidiaries

        Choice Behavioral Health Partnership.    The Company is a 50% partner in Choice Behavioral Health Partnership ("Choice"), a general partnership, with Value Options, Inc. Choice is a managed behavioral healthcare company which derives all of its revenues from a subcontract with a health plan that contracts with TRICARE, the successor to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). The Company accounts for its investment in Choice using the equity method.

        A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 2001	December 31, 2001
Current assets	$28,516	$22,549
Property and equipment, net	143	165

Total assets	$28,659	$22,714

Current liabilities	$26,694	$19,507
Other liabilities	2,082	1,388
Partners' capital	(117)	1,819

Total liabilities and partners' capital	$28,659	$22,714

Company investment in Choice	$(59)	$909

	Three Months Ended December 31,
	2000	2001
Net revenue	$15,029	$15,313
Operating expenses	6,537	9,221

Net income	$8,492	$6,092

Company equity income	$4,246	$3,046

Cash distribution from Choice	$3,100	$2,078

        Premier Behavioral Systems, LLC.    The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2001 and December 31, 2001 was $5.6 million and $5.0 million, respectively. The Company's equity in losses of Premier for the three months ended December 31, 2000 and 2001 was $4.7 million and $0.7 million, respectively. The Company has not received a partnership distribution from Premier in any period presented.

        Royal Health Care, LLC.    The Company owns a 37.5% interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to three managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001 and December 31, 2001 was $5.3 million and $5.4 million, respectively. The Company's equity in earnings of Royal for the three months ended December 31, 2000 and 2001 was $0.6 million and $0.8 million, respectively. The Company received cash distributions from Royal during the three months ended December 31, 2000 and 2001 of $0.4 million and $0.7 million, respectively.

NOTE H—Discontinued Operations

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

        On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. The amounts due under the agreement have been funded primarily through proceeds from the sale of the Company's interests in the Provider JVs, and from amounts previously withheld from CBHS for services provided. As of December 31, 2001, the Company has a remaining liability of $5.0 million related to the agreement which was paid in January 2002.

        The Company's original plan of disposal contemplated that the disposition (to CBHS) of all Provider JV interests would take place within twelve months of the measurement date. The Company, with the cooperation of its joint venture partners and CBHS, closed two of the five hospital-based joint ventures during fiscal 2000. In fiscal 2001, the Company sold the assets and operations of two of the joint ventures. During the three months ended December 31, 2001, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV") for $7.6 million, less selling costs of $0.1 million. This resulted in the Company receiving $3.5 million in cash and recording a pre-tax gain of approximately $1.3 million.

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

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprise the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. As of December 31, 2001, the Company has exited all operating contracts entered into by Allied and Vivra. However, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at December 31, 2001.

Human Services Segment

        On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of Mentor, which represented the business and interest that comprised the Company's human services segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company's consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50.2 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility.

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The Company recorded an after-tax gain on disposal of its healthcare provider and healthcare franchising business segments of approximately $0.8 million in the quarter ended December 31, 2001.

        The summarized results of discontinued operations segments are as follows (in thousands):

	Three Months Ended December 31, 2000	Three Months Ended December 31, 2001
Healthcare Provider and Franchising Segments
Net revenue(1)	$3,119	$1,918

Salaries, cost of care and other operating expenses(1)	2,936	1,678
Depreciation and amortization	—	—
Other expenses (income)(2)(3)	73	(738)

Net income	$110	$978

Speciality Managed Healthcare Segment
Net revenue	$10,263	$—

Salaries, cost of care and other operating expenses	5,401	—
Depreciation and amortization	—	—
Other expenses(2)(3)	1,702	—

Net income	$3,160	$—

Human Services Segment
Net revenue	$53,470	$—

Salaries, cost of care and other operating expenses	48,362	—
Depreciation and amortization	1,983	—
Other expenses(2)(3)	13,114	—

Net loss	$(9,989)	$—

Discontinued Operations—Combined
Net revenue	$66,852	$1,918

Salaries, cost of care and other operating expenses	56,699	1,678
Depreciation and amortization	1,983	—
Other expenses (income)	14,889	(738)

Net (loss) income	$(6,719)	$978

(1)
Amounts include settlements of certain outstanding Medicare and Medicaid cost reports, net of cost of collection, legal fees and settlement of other liabilities.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes, minority interest and (income) loss from disposal of discontinued operations.

Remaining Assets and Liabilities

        Healthcare Provider and Healthcare Franchising—Segments.    The remaining assets and liabilities of the provider business at December 31, 2001 include, among other things, (i) cash of $1.9 million, (ii) restricted cash of $1.2 million, (iii) hospital-based real estate of $3.4 million, (iv) long-term debt of $6.4 million related to the hospital-based real estate and (v) accrued liabilities of $15.0 million. The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to its operating and business practices prior to June 17, 1997. See Note I—"Commitments and Contingencies".

        Specialty Managed Healthcare Segment.    The remaining assets and liabilities of the specialty managed healthcare segment at December 31, 2001 include, among other things, (i) cash and security deposits of $0.2 million, (ii) medical claims payable of $0.1 million, (iii) reserve for discontinued operations of $3.4 million and (iv) accounts payable and accrued liabilities of $1.7 million.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance December 31, 2001
Lease exit costs	$3,642	$—	$212	$3,430

NOTE I—Commitments and Contingencies

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

  HIPAA

        The Company's business is subject to the requirements of the Health Insurance Portability and Accountability Act ("HIPAA"). HIPAA was enacted August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. The Company is required to be in compliance with certain HIPAA provisions beginning October 2002, however these may be delayed for one year upon the Company filing a formal compliance plan. Provisions not yet finalized will be required to be implemented two years after the effective date of the related regulations. The Company would be subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of evaluating the impact of these regulations on its operations including future financial commitments that will be required to comply with the regulations.

  Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts that its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

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

NOTE J—Special Charges

        During the first quarter of fiscal 2002, the Company incurred special charges of $4.5 million related to the implementation of a restructuring plan that is expected to (among other things) eliminate duplicative functions. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance December 31, 2001
Employee severance and termination benefits	$—	$3,460	$(722)	$2,738
Lease termination and other costs	—	1,025	(154)	871

	$—	$4,485	$(876)	$3,609

        During the first quarter of fiscal 2001, the Company sold its Canadian behavioral managed care operations, CHC, to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations resulted in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.4 million at the date of the sale and received an additional $0.7 million in January 2002. The Company will receive an additional $0.6 million in December 2002. Proceeds received from the sale were used to reduce debt outstanding under the Term Loan Facility.

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

Type of Cost	Balance September 30, 2001	Payments	Balance December 31, 2001
Employee severance and termination benefits	$774	$270	$504
Lease termination and other costs	2,188	449	1,739

	$2,962	$719	$2,243

NOTE K—Business Segment Information

        As a result of its discontinuance of certain operations, the Company operates solely in the behavioral managed healthcare business. The Company provides behavioral managed healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. Within the behavorial managed healthcare business, the Company is further divided into the following four segments, based on the services it provides and the customers that it serves, as described below.

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

        Corporate and Other.    This segment of the Company is comprised primarily of support functions such as executive, legal, claims administration, network services, information technology and finance departments. Discontinued operations activity, unless otherwise specified, is not included in the Corporate and other segment operating results.

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest, net, managed care integration costs, special charges, net, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended December 31, 2000
Net revenue	$270,360	$59,615	$115,951	$—	$445,926
Cost of care	147,298	18,187	95,402	—	260,887
Direct service costs	41,781	20,544	9,507	—	71,832
Other operating expenses	—	—	—	42,093	42,093
Equity in (earnings) loss of unconsolidated subsidiaries	(4,963)	—	4,732	—	(231)
Segment profit (loss)	$86,244	$20,884	$6,310	$(42,093)	$71,345
Three Months Ended December 31, 2001
Net revenue	$261,502	$55,504	$127,836	$—	$444,842
Cost of care	152,530	18,215	104,926	—	275,671
Direct service costs	45,787	21,591	10,087	—	77,465
Other operating expenses	—	—	—	41,957	41,957
Equity in (earnings) loss of unconsolidated subsidiaries	(3,831)	—	654	—	(3,177)
Segment profit (loss)	$67,016	$15,698	$12,169	$(41,957)	$52,926

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended December 31,
	2000	2001
Segment profit	$71,345	$52,926
Depreciation and amortization	(17,303)	(11,190)
Interest, net	(23,582)	(22,409)
Special charges	(3,340)	(4,485)

Income from continuing operations before income taxes and minority interest	$27,120	$14,842

NOTE L—Redeemable Preferred Stock

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

        The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheets as follows (in thousands):

	September 30, 2001	December 31, 2001
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	7,928	9,003
Fair value of Series A Option at issuance	3,366	3,366
Issuance costs	(5,232)	(5,324)
Accumulated amortization of issuance costs	923	1,066

	$62,682	$63,808

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q and other statements issued or made from time to time by Magellan Health Services, Inc. or its representatives contain statements which may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Magellan and members of its management team, as well as the assumptions on which such statements are based. Words or phrases such as "should result," "are expected to," "anticipate," "estimate", "project" or similar expressions are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guaranteed of future performance and involve risks and uncertainties and that actual results may differ materially from those comtemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

  •
  On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of the stock of National Mentor, Inc. ("Mentor"), which represented the business and interests that comprised the Company's human services segment. On March 9, 2001, the Company consummated the sale of Mentor. The sale of Mentor represented the disposal of the Company's human services segment.

  •
  On May 31, 2001, the Company issued $250.0 million of 9.375% Senior Notes (the "Senior Notes") which mature on November 15, 2007 and are general senior unsecured obligations of the Company. The gross proceeds of $250.0 million from the issuance and sale of the Senior Notes were used to repay certain indebtedness outstanding under the Company's Term Loan Facilities.

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

        The Company currently is engaged in the behavioral managed healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At December 31, 2001, the Company managed the behavioral healthcare benefits of approximately 69.9 million individuals.

        Within the behavorial healthcare managed business, the Company operates in the following four segments, based on the services it provides and the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

        Health Plans.    The Company provides behavioral managed healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or ASO contracts. Although certain large health plans provide their own behavioral managed healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to behavioral managed healthcare companies such as the Company. The Company believes that it is one of the nation's leading providers of behavioral managed healthcare services to Blue Cross/Blue Shield organizations, serving 34 such organizations as of December 31, 2001. The Company provides managed behavioral healthcare products to Aetna/U.S. Healthcare ("Aetna"), including focused psychiatric review (a type of utilization review product) and risk-related health plan products, as well as administrative services for Aetna's "Managed Choice" product and provider network managed services that are provided by the Workplace segment. During the quarters ended December 31, 2000 and 2001, the Company derived approximately $78.2 million and $78.8 million, respectively, of net revenue from its contracts with Aetna. Of the Aetna revenue, $8.6 million and $8.9 million for the quarters ended December 31, 2000 and 2001, respectively, relate to Workplace. In the quarter ended December 31, 2001, Aetna indicated its expectation that its membership will be reduced materially in calendar year 2002. The Company is not fully aware of which members Aetna expects will terminate or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be reduced as a result of these membership reductions. The Company anticipates that some portion of this membership may be contracted by other health plan customers of the Company.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. Choice Behavioral Health Partnership ("Choice"), in which the Company has a 50% interest, also is a subcontractor with respect to TRICARE. (See Note G—"Investments in Unconsolidated Subsidiaries" to the unaudited condensed consolidated financial statements set forth elsewhere herein). The Company and Choice receive fixed fees for the management of the services, which are subject to certain bid-price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on many factors, including actual healthcare utilization from the data collection period, as defined. The BPAs are recorded when measurable, based upon information available from both the TRICARE program and the Company's information systems.

        All of Choice's revenues are derived from its subcontract with respect to TRICARE. The subcontract expires June 30, 2003. There can be no assurance that Choice's TRICARE contract will be renewed past June 30, 2003.

        Workplace.    The Company provides EAP services and integrated products that combine EAP and behavioral managed healthcare services primarily to corporations and, to a lesser extent, labor unions as well as services to certain Aetna members. The Company's contracts with corporate customers generally provide for a fee (per member per month) to be paid to the Company for which the Company provides all required consultation, assessment and referral services and, in certain cases, either arranges and pays for all or a portion of the costs of providing treatment services or arranges and manages the provision of treatment services on an ASO basis.

        Public.    The Company provides behavioral managed healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with health maintenance organizations ("HMOs") focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company provides behavioral managed healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through a joint venture. Premier Behavioral Systems of Tennessee, LLC ("Premier") is a joint venture in which the Company maintains a 50% interest. The Company's direct contract with TennCare represented approximately $59.6 million and $60.0 million of its consolidated net revenue for the quarters ended December 31, 2000 and 2001, respectively. Public risk contracts generally have higher per member premiums, cost and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters.

        Corporate and Other.    This segment of the Company is comprised primarily of support functions such as executive, legal, claims administration, network services, information technology and finance departments. Discontinued operations activity, unless otherwise specified, is not included in the Corporate and Other segment operating results.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), managed care integration costs, special charges, income taxes and minority interest ("Segment Profit"). See Note K— "Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace(1)	Public	Corporate and Other	Consolidated
Three Months Ended December 31, 2000
Net revenue	$270.4	$59.6	$115.9	$—	$445.9
Cost of care	147.3	18.2	95.4	—	260.9
Direct service costs	41.8	20.5	9.5	—	71.8
Other operating expenses	—	—	—	42.1	42.1
Equity in earnings loss of unconsolidated subsidiaries	(4.9)	—	4.7	—	(0.2)
Segment profit (loss)	$86.2	$20.9	$6.3	$(42.1)	$71.3
Three Months Ended December 31, 2001
Net revenue	$261.5	$55.5	$127.8	$—	$444.8
Cost of care	152.6	18.2	104.9	—	275.7
Direct service costs	45.7	21.6	10.1	—	77.4
Other operating expenses	—	—	—	42.0	42.0
Equity in (earnings) loss of unconsolidated subsidiaries	(3.8)	—	0.6	—	(3.2)
Segment profit (loss)	$67.0	$15.7	$12.2	$(42.0)	$52.9

(1)
Only a small portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and such provisions are only one of many components of such contracts. The Company does not utilize the percentage of cost of care to net revenue as a primary factor in evaluating Workplace performance.

Quarter ended December 31, 2001 ("Current Year Quarter"), compared to the same period of fiscal 2001 ("Prior Year Quarter")

  Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 3.3% or $8.9 million to $261.5 million for the Current Year Quarter from $270.4 million for the Prior Year Quarter. During fiscal 2001, the Company sold certain operations and assets of Group Practice Affiliates, Inc. ("GPA"), a staff model physician practice with revenues of $2.2 million in fiscal 2001 prior to the sale. In addition, in fiscal 2001, the Company settled certain contract appeals related to a subcontract with respect to TRICARE that resulted in additional revenues of $20.4 million. The decrease in revenue is mainly due to the decrease in TRICARE settlements of $20.4 million from the prior year, terminated contracts of $8.9 million, lower performance revenue of $2.6 million (see below) and revenues from GPA prior to its sale in the Prior Year Quarter of $2.2 million, partially offset by net increased membership from existing customers of $8.5 million, net increases in rates of $6.1 million, new business of $4.1 million, current year retroactive rate adjustments for certain contracts of $3.6 million, and TRICARE BPAs of $2.3 million.

        Performance-based revenues for the Health Plans segment were $6.2 million and $3.6 million in the fiscal 2001 and 2002 periods, respectively. The decrease is primarily due to the Prior Year Quarter containing changes in estimates regarding fiscal 2000 amounts and other contractual developments under certain arrangements for which no contract periods had been previously settled.

        Cost of Care.    Cost of care increased by 3.6% or $5.3 million to $152.6 million for the Current Year Quarter from $147.3 million for the Prior Year Quarter. The increase in cost of care is mainly due to net increased membership from existing customers of $3.7 million, new business of $1.5 million, a

$4.6 million unfavorable development of prior year claim estimates, and higher utilization over the prior year of $4.0 million, partially offset by terminated contracts of $3.9 million, the effect of the GPA sale of $0.9 million and other net changes. Cost of care increased as a percentage of risk revenue from 63.4% in the fiscal 2001 period to 68.2% in the fiscal 2002 period, mainly due to higher care utilization experienced in the fiscal 2002 period and the inclusion of revenue from the TRICARE settlement in the Prior Year Quarter, partially offset by rate and other revenue increases in the Current Year Quarter. The higher utilization of care resulted from various factors, including a shift in certain membership from more restrictive products to products with more open access and higher benefit levels.

        Direct Service Costs.    Direct service costs increased by 9.3% or $3.9 million to $45.7 million for the Current Year Quarter from $41.8 million for the Prior Year Quarter. The increase in direct service costs is due to increased costs required to support the Company's increase in net membership, partially offset by the sale of GPA, which had direct service costs of $1.9 million in the prior year. Direct service costs increased as a percentage of revenue from 15.5% for the fiscal 2001 period to 17.5% for the fiscal 2002 period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to increased staffing over the prior year in order to better support the Company's customers and the inclusion of revenue from the TRICARE settlement in the Prior Year Quarter, partially offset by rate and other revenue increases in the Current Year Quarter.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased 22.4% or $1.1 million to $3.8 million for the Current Year Quarter from $4.9 million for the Prior Year Quarter. The decrease in equity in earnings mainly relates to Choice and primarily is due to an increase in Choice's operating expenses.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment decreased by 6.9% or $4.1 million to $55.5 million for the Current Year Quarter from $59.6 million for the Prior Year Quarter. During the fiscal 2001 period, the Company sold its Canadian operations. The decrease in revenue is mainly due to the sale of the Company's Canadian operations, which produced revenue of $3.3 million in the Prior Year Quarter and terminated contracts of $3.8 million, partially offset by new business of $1.9 million, net increased membership from existing customers of $2.2 million and other net changes.

        Cost of Care.    Cost of care remained constant at $18.2 million for the Current Year Quarter and the Prior Year Quarter. Decreases in cost of care due to the sale of the Company's Canadian operations of $0.6 million and terminated contracts of $2.4 million were offset by higher utilization of $2.6 million, new business of $0.3 million and net increased membership from existing customers of $0.1 million. Due to the fact that only a portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and because such provisions are only one of many components in such contracts, the Company does not utilize the percentage of cost of care to revenue as a primary factor in evaluating Workplace performance.

        Direct Service Costs.    Direct service costs increased by 5.4% or $1.1 million to $21.6 million for the Current Year Quarter from $20.5 million for the Prior Year Quarter. The increase in direct service costs is due to higher costs needed to support the Company's increase in net membership from new business and from existing customers, partially offset by the sale of the Company's Canadian operations in fiscal 2001, which had direct service costs of $2.3 million. As a percentage of revenue, direct service costs increased from 34.4% for the fiscal 2001 period to 38.9% for the fiscal 2002 period. This increase is mainly due to increased staffing over the prior year in order to better support the Company's customers.

Public.

        Net Revenue.    Net revenue related to the Public segment increased by 10.3% or $11.9 million to $127.8 million for the Current Year Quarter from $115.9 million for the Prior Year Quarter. The increase in revenue is mainly due to new business of $5.0 million, net increased membership from existing customers of $1.2 million, net rate increases of $5.6 million and other net changes.

        Cost of Care.    Cost of care increased by 10.0% or $9.5 million to $104.9 million for the Current Year Quarter from $95.4 million for the Prior Year Quarter. As a percentage of risk revenue, cost of care increased from 85.6% for the fiscal 2001 period to 86.3% for the fiscal 2002 period. The increase in cost of care is mainly due to new business of $3.4 million, net increased membership from existing customers of $1.2 million and higher utilization of approximately $4.9 million.

        Direct Service Costs.    Direct service costs increased by 6.3% or $0.6 million to $10.1 million for the Current Year Quarter from $9.5 million for the Prior Year Quarter. The increase in direct service costs is primarily due to new business. As a percentage of revenue, direct service costs decreased from 8.2% for the fiscal 2001 period to 7.9% for the fiscal 2002 period.

        Equity in loss of unconsolidated subsidiaries.    Equity in loss of unconsolidated subsidiaries for Public decreased 87.2% or $4.1 million to $(0.6) million for the Current Year Quarter from $(4.7) million for the Prior Year Quarter. The Public segment's investment in unconsolidated subsidiary relates to Premier. The improvement is primarily due to the inclusion in the Prior Year Quarter of accruals for potential losses from certain legal actions of approximately $5.5 million.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment decreased by $0.1 million to $42.0 million for the Current Year Quarter from $42.1 million for the Prior Year Quarter. As a percentage of total net revenue, other operating costs remained constant at 9.4% for both periods.

        Depreciation and Amortization.    Depreciation and amortization decreased by 35.3% or $6.1 million to $11.2 million for the Current Year Quarter from $17.3 million for the Prior Year Quarter. The decrease is primarily attributable to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded $7.4 million of amortization expense during the Prior Year Quarter. Partially offsetting this decrease is $1.3 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets (See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein).

        Interest, Net.    Net interest expense decreased by 5.1% or $1.2 million to $22.4 million for the Current Year Quarter from $23.6 million for the Prior Year Quarter. The Prior Year Quarter benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. Excluding this item from the Prior Year Quarter, net interest decreased $3.3 million. The decrease is primarily the result of lower average outstanding debt in the fiscal 2002 period versus the fiscal 2001 period. Consistent with its strategy, the Company has reduced debt primarily through paydowns with funds received from sales of non-core assets.

        Other Items.    The Company recorded special charges of $3.3 million in the Prior Year Quarter related to the loss on the sale of the Company's Canadian subsidiary. The Company recorded special charges of $4.5 million in the Current Year Quarter related to a restructuring plan that has resulted in the elimination of certain positions and the closure of certain offices. See Note J— "Special Charges" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's effective income tax rate decreased to 41.0% for the Current Year Quarter from 48.9% for the Prior Year Quarter. The Current Year Quarter effective rate exceeds federal statutory rates primarily due to state income tax provision. The Prior Year Quarter effective rate is also impacted by non-deductible goodwill amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Three Months Ended December 31,
	2000	2001
Healthcare provider and franchising segments	$110	$158
Specialty managed healthcare segment	3,160	—
Human services segment	1,751	—

	$5,021	$158

        Income from the healthcare provider and franchising segments for the Current Year Quarter is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $1.9 million, offset by the cost of collections, lease termination payments, legal fees and other costs of exiting the business. See Note H— "Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the gain (loss) on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended December 31,
	2000	2001
Healthcare provider and franchising segments	$—	$820
Specialty managed healthcare segment	—	—
Human services segment	(11,740)	—

	$(11,740)	$820

        During the three months ended December 31, 2001, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV") for $7.6 million, less selling costs of $0.1 million. This resulted in the Company receiving $3.5 million in cash and recording a pre-tax gain of approximately $1.3 million.

  Outlook—Results of Operations

        The Company's Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts and enrollment changes; (vi) pricing adjustments upon contract renewals (and price competition in general); and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims. During the quarter ended December 31, 2001, Aetna indicated its expectation that its membership will be reduced materially in calendar year 2002. The Company is not fully aware of which members Aetna expects will terminate or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be reduced as a result of these membership reductions. The Company anticipates that some portion of this membership may be contracted by other health plan customers of the Company.

        Interest Rate Risk.    The Company had $118.7 million of total debt outstanding under the senior secured bank credit agreement (the "Credit Agreement") at December 31, 2001. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin. See Note D—"Long-Term Debt and Capital Lease Obligations", to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein. Based on December 31, 2001 borrowing levels under the Credit Agreement, a 25 basis point increase in interest rates would cost the Company approximately $0.3 million per year in additional interest expense. LIBOR-based Eurodollar borrowing rates have decreased during the quarter ended December 31, 2001. One month and six month LIBOR-based Eurodollar rates decreased by approximately 83 basis points and 63 basis points, respectively, between September 2001 and December 2001. The Company's earnings could be adversely affected by increases in interest rates.

        Migration of Operating Systems.    In the Current Year Quarter, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining life of certain claims processing platforms, resulting in accelerated depreciation. The estimated remaining useful life was reduced to eighteen months, and the net book value of these assets at December 31, 2001 was $8.2 million. The Company will continue to review the useful lives of its operating systems in conjunction with the implementation of its migration plan. This may result in the Company reducing the useful lives of other operating platforms resulting in increased depreciation expense in future periods. See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein. Total net capitalized internal use software at December 31, 2001 was $38.1 million.

        Restructuring Activities.    In the Current Year Quarter, the Company approved and began implementing a restructuring plan that will (among other things) eliminate duplicative functions. The Company recorded a charge of approximately $4.5 million representing severance and benefits and lease termination costs related to the restructuring plan. See Note J—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The Company anticipates incurring additional restructuring charges during the second quarter of fiscal 2002.

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

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002. Congress passed HR 3323 which, upon filing a formal compliance plan, allows for the delay of the compliance date by one year. President Bush recently signed this bill into law. This rule establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 2 years to ensure compliance with the new requirements. The Company incurred approximately $0.7 million in operating costs related to HIPAA in the Current Year Quarter. Management estimates that the Company will incur approximately $7.0 million to $9.0 million in additional operating expenditures and approximately $6.0 million to $8.0 million in capital expenditures related to these efforts during the remainder of fiscal 2002.

Historical Liquidity and Capital Resources

        Operating Activities    The Company's net cash provided by operating activities was $22.3 million and $24.1 million for the three months ended December 31, 2000 and 2001, respectively. The fiscal 2002 period was unfavorably impacted by a reduction in medical claims payable of approximately $7.0 million and an increase in restricted investments of $8.9 million. The prior year period was negatively impacted by approximately $16.5 million of cash outflows associated with discontinued operations. The Company did not have significant net outflows related to discontinued operations in the current year period.

        Investing Activities    Capital expenditures increased 87.5%, or $2.8 million, to $6.0 million for the current year period, compared to $3.2 million in the prior year period. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have increased over the prior year as the Company has continued to integrate its operating platforms. During the fiscal 2002 period, the Company sold its remaining Provider JV, receiving approximately $3.5 million in proceeds which resulted in an after-tax gain on sale of discontinued operations of approximately $0.8 million. The fiscal 2001 period proceeds from sale was a result of the sale of the Company's Canadian subsidiary and the sale of GPA.

        Financing Activities    During the three months ended December 31, 2001, the Company repaid $0.4 million of indebtedness outstanding under the Term Loan Facility (as defined herein) and incurred additional fees of approximately $1.3 million primarily related to modifications of the Credit Agreement. As of December 31, 2001, the Company had $110.9 million of availability under the Revolving Facility, excluding $39.1 million of availability reserved for certain letters of credit.

Outlook—Liquidity and Capital Resources

        Revolving Facility and Liquidity.    The Company had a working capital deficit of $(156.3) million and $(131.9) million as of September 30, 2001 and December 31, 2001, respectively. The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At December 31, 2001, the Company had outstanding approximately $39.1 million of letters of credit resulting in approximately $110.9 million of availability under the Revolving Facility. The Company anticipates its letter of credit requirements to increase in future periods as it expands certain business and to replace or collateralize surety bonds due to conditions of the surety bond market. The Company currently has approximately $41.3 million of surety bonds outstanding. The Company estimates that it will spend approximately $40.0 million for capital expenditures in the remainder of fiscal 2002. The majority of the Company's capital expenditures relate to management information systems and related equipment. In conjunction with the Company's on-going integration plan and efforts to comply with HIPAA, the Company expects to incur expenditures to improve and/or remediate its computer systems. The Company expects to continue to fund these expenditures from operating cash flows.

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

        The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants); and (2) excludes from the calculation of EBITDA, as defined for financial covenants, certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. Under the Credit Agreement, EBITDA for financial covenants is defined as earnings before interest, taxes, depreciation and amortization, but including interest income. Management believes that the Company will remain in compliance with its financial covenants in the remainder of fiscal 2002; however, the Company's continued compliance with such covenants is dependent on the Company's future financial and operational performance.

        Debt Service Obligations.    The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due February 2008, the $250.0 million 9.375% Senior Notes due November 2007, and interest and principal payments on indebtedness outstanding pursuant to the Company's Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $118.7 million, as of December 31, 2001, under the Term Loan Facility and up to $150.0 million under the Revolving Facility. The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility, the principal amount of the Subordinated Notes, and the principal amount of the Senior Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2002	$1.0
2003	14.8
2004	48.8
2005	44.3
2006	9.8
2007 and beyond	875.0

        In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had no outstanding borrowings and $39.1 in letters of credit under the Revolving Facility as of December 31, 2001.

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

        The Company paid $60.0 million to Aetna for each of the Contract Years ended December 31, 1998, 1999, and 2000. The full $60.0 million payment related to Contract Year 3 (2000) was paid during the second quarter of fiscal 2001. In addition, based upon actual membership levels of Contract Year 4 (2001), the Company has recorded the full $60.0 million payment related to that year in accrued liabilities on the balance sheet at December 31, 2001. The Company paid this obligation in January 2002.

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

        On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company's consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50.2 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility. There can be no assurance that the Company will be able to divest any other businesses or that such divestiture of such businesses would result in significant reductions of long-term debt or improvements in liquidity.

        On May 31, 2001, the Company issued $250.0 million of 9.375% Senior Notes. The proceeds were used to retire amounts outstanding under the Term Loan Facility. There can be no assurances that the Company will be able to consummate additional strategic alternatives to improve its capital structure and/or liquidity.

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

        Discontinued Operations.    In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider:  As of December 31, 2001, the Company has $15.0 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider segment. Of this balance, approximately $5.0 million represents the remaining amount due from the Company to Charter Behavioral Health Systems, LLC ("CBHS") under an April 2001 agreement. See Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The remaining liabilities consist of estimated amounts accrued for pending litigation, lease obligations, net of subleases, for certain properties through September of 2010 and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements and collections of patient receivables.

  •
  Specialty Managed Healthcare:  As of December 31, 2001, the Company has $5.2 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $3.7 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of amounts accrued for pending litigation, settlements and other various costs. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

  •
  Human Services Segment:  As of December 31, 2001, the Company has $1.1 million accrued on its consolidated balance sheet for obligations related to the discontinued human services segment. This balance is comprised of amounts accrued for an estimated working capital adjustment, federal and state taxes, various insurance payments and other estimated liabilities. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

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

        Goodwill and Other Intangible Assets.    As of December 31, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of approximately $1.2 billion. The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. The Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in the quarter ended December 31, 2001. Under SFAS 142, the Company will no longer amortize goodwill over its estimated useful life. SFAS 142 also requires the Company to allocate goodwill to its identifiable reporting units (as defined) and test for impairment based upon fair values on an annual basis. The Company anticipates completing its allocation and assessment of fair value by the end of fiscal 2002. See the notes to the unaudited condensed consolidated financial statements set forth elsewhere herein for a further discussion for this standard and its impact to the Company.

        Deferred Tax Valuation Allowance.    At December 31, 2001, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $664.1 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered. Net deferred tax assets were approximately $81.6 million and $75.0 million at September 30, 2001 and December 31, 2001, respectively.

        Medical Claims Payable.    Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of December 31, 2001, the Company believes that its medical claims payable balance is adequate in order to satisfy ultimate claim liabilities incurred through December 31, 2001. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts that its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

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

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company currently uses the purchase method of accounting.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The Company early adopted this accounting standard in the Current Year Quarter, as permitted. See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein for a description of SFAS No. 142 and the impact of its implementation to the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-Q.

        In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-Q.

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties. The Company adopted these pronouncements in fiscal 2001 and they have not had a material effect on the Company's financial statements.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of the Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million. During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. While an outcome cannot be determined, the Company believes the claims of Wachovia are without merit and is defending them vigorously. The Company has not recorded any reserves related to this matter.

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

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None.

  (b)
  Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 14, 2002	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: February 14, 2002	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Senior Vice President and Chief Accounting Officer

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
SIGNATURES