Form 10-K/A
period 2001-09-30
MAGELLAN HEALTH SERVICES INC
filed 2002-04-01
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1
to
FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy materials on Schedule 14A relating to its annual meeting of stockholders held on February 28, 2002 are incorporated by reference into Part III as set forth herein.

MAGELLAN HEALTH SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2001

        The undersigned Registrant hereby amends Items 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2001, to include the audited financial statements of Choice Behavioral Health Partnership for the year ended December 31, 2001.

        The undersigned Registrant also hereby amends Items 6, 7 and 8 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2001, to provide further disclosure of accounting for discontinued operations, revenue recognition policies and the impact of activities of the Company's unconsolidated subsidiaries on the Company's operations.

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

Item 6. Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 2001. The operating results for fiscal 2001 were positively impacted by settlements of certain contract appeals related to subcontracts with respect to TRICARE. For fiscal 2001, net revenue and equity in earnings of unconsolidated subsidiaries included $30.3 million and $22.6 million, respectively, related to such settlements. For fiscal 2001, income from continuing operations and net income each included approximately $31.7 million related to the positive impact of these settlements. On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses included in the Company's healthcare provider and healthcare franchising segments and on September 10, 1999, the Company consummated such disposal. On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. On January 18, 2001, the Company adopted a formal plan to dispose of the business representing the Company's human services segment, and on March 9, 2001, the Company consummated such disposal. Accordingly, the statement of operations data has been restated to reflect the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments as discontinued operations. Selected consolidated financial information for the three years ended September 30, 2001 and as of September 30, 2000 and 2001 presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended September 30, 1997 and 1998 and as of September 30, 1997, 1998 and 1999 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

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

        Accordingly, the Company has restated its results of operations for: (a) fiscal 1999 and prior for the discontinuance of the healthcare provider and healthcare franchising businesses; (b) fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment; and (c) the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The prior year restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Loss on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

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

Fiscal 2000 compared to fiscal 2001

Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment increased by 11.4% or $103.3 million to $1,012.8 million in fiscal 2001 from $909.5 million in fiscal 2000. During fiscal 2001, the Company sold GPA, a staff model physician practice with revenues of $21.0 million in fiscal 2000 and $2.2 million in fiscal 2001 prior to the sale. In addition, in fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. These additional revenues increased fiscal 2001 income from continuing operations and net income by approximately $18.2 million. The increase in revenue is mainly due to the TRICARE settlements of $30.3 million, new business of $18.9 million, net increased membership from existing customers of $78.9 million, net increases in rates of $21.2 million and increased performance revenue of $13.6 million (see below), partially offset by the effect of the GPA sale of $18.8 million, terminated contracts of $35.6 million and other net changes.

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

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries increased 183.3% or $25.3 million to $39.1 million in fiscal 2001 from $13.8 million in fiscal 2000. During fiscal 2001, the Company recorded $22.6 million in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE. The remaining increase is primarily attributable to increased earnings in Choice. These settlements increased the Company's fiscal 2001 income from continuing operations and net income by approximately $13.5 million.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of the Report:

1. Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-47 of this Annual Report on Form 10-K.

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
†21		List of subsidiaries of the Company.
†23		Consent of Arthur Andersen LLP.
#23(b	)	Consent of Ernst & Young LLP.
#23(c	)	Consent of Arthur Andersen, LLP.

*
Constitutes a management contract or compensatory plan arrangement.

†
Previously filed.

#
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

(d) Financial statements and schedules required by Regulation S-X Item 14(d):

  (1)
  Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons appear beginning on page F-48 of this Annual Report on Form 10-K.

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

Choice Behavioral Health Partnership

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

  Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues, including revenues from the Company's TRICARE contracts, earned for the fiscal years ended September 30, 1999, 2000 and 2001 approximated $1,266 million, $1,440 million and $1,541 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance- based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. During fiscal 2001, the Company recognized increases to revenues of approximately $4.7 million due to changes in estimates under performance-based contracts.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. The Company receives fixed fees for the management of the services, which are subject to certain bid-price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and actual healthcare utilization from the data collection period, as defined. The Company has information to record reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $22.6 million and $3.8 million as of September 30, 2000 and 2001, respectively, based upon the Company's interim calculations of the estimated BPAs. Such liabilities were recorded as deductions from revenues. While management believes that the estimated liabilities for TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues.

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

  Recent Accounting Pronouncements

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amended SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties. The Company adopted these pronouncements in fiscal 2001. The implementation of these pronouncements did not have a material effect on the Company's financial statements.

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

REPORT OF INDEPENDENT AUDITORS

         Executive Board
Choice Behavioral Health Partnership

        We have audited the accompanying balance sheets of Choice Behavioral Health Partnership (Choice) as of December 31, 2000 and 2001, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Choice's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Choice's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
February 22, 2002

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
BALANCE SHEETS

	December 31,
	2000	2001

Assets
Current assets:
Cash and cash equivalents	$13,502,923	$10,067,871
Restricted cash and cash equivalents	5,505,235	5,033,262
Receivable from Humana	5,529,317	4,893,598
Other current assets	616,496	2,554,127

Total current assets	25,153,971	22,548,858
Property and equipment, net	205,657	165,461

Total assets	$25,359,628	$22,714,319

Liabilities and partners' capital
Current liabilities:
Claims payable	$5,505,235	$5,033,262
Accounts payable and accrued expenses	1,102,115	784,608
Due to related parties	138,092	67,601
Contract settlement reserve	13,258,654	10,456,245
Deferred revenue	—	3,165,837

Total current liabilities	20,004,096	19,507,553
Long-term liabilities:
Deferred revenue	—	1,387,718

Total long-term liabilities	—	1,387,718
Partners' capital
CMG Health, Inc.	2,677,766	909,524
ValueOptions, Inc.	2,677,766	909,524

Total partners' capital	5,355,532	1,819,048

Total liabilities and partners' capital	$25,359,628	$22,714,319

The accompanying notes to financial statements are an integral part of this balance sheet.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31,
	1999	2000	2001

Provider contract revenue	$54,353,683	$57,331,573	$105,742,080
Clinical expenses	21,424,308	22,773,264	27,963,359

Gross margin	32,929,375	34,558,309	77,778,721
Administrative expenses	8,640,171	9,626,359	8,310,468

Income from operations	24,289,204	24,931,950	69,468,253
Other income:
Investment income	860,762	1,144,738	907,263

Net income	$25,149,966	$26,076,688	$70,375,516

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL

	CMG Health, Inc.	ValueOptions, Inc.	Total

Balance at December 31, 1998	$3,376,439	$3,376,439	$6,752,878
Partner distributions	(12,215,000)	(12,215,000)	(24,430,000)
Net income	12,574,983	12,574,983	25,149,966

Balance at December 31, 1999	3,736,422	3,736,422	7,472,844
Partner distributions	(14,097,000)	(14,097,000)	(28,194,000)
Net income	13,038,344	13,038,344	26,076,688

Balance at December 31, 2000	2,677,766	2,677,766	5,355,532
Partner distributions	(36,956,000)	(36,956,000)	(73,912,000)
Net income	35,187,758	35,187,758	70,375,516

Balance at December 31, 2001	$909,524	$909,524	$1,819,048

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001

Cash flows from operating activities
Net income	$25,149,966	$26,076,688	$70,375,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	183,488	148,385	130,477
Loss (gain) on disposal of equipment	2,072	(450)	54
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	4,849,552	1,236,298	471,973
Receivable from Humana	(34,187)	(611,430)	635,719
Other current assets	137,686	(276,238)	(1,937,631)
Claims payable	(4,849,552)	(1,236,298)	(471,973)
Accounts payable and accrued expenses	(523)	211,237	(317,507)
Due to related parties	2,528	55,428	(70,491)
Contract settlement reserve	3,522,366	7,793,727	(2,802,409)
Deferred revenue	—	—	4,553,555

Net cash provided by operating activities	28,963,396	33,397,347	70,567,283
Cash flows from investing activity
Purchases of property and equipment	(78,214)	(150,713)	(90,335)

Net cash used in investing activity	(78,214)	(150,713)	(90,335)
Cash flows from financing activity
Distributions to partners	(24,430,000)	(28,194,000)	(73,912,000)

Net cash used in financing activity	(24,430,000)	(28,194,000)	(73,912,000)

Increase (decrease) in cash and cash equivalents	4,455,182	5,052,634	(3,435,052)
Cash and cash equivalents, beginning of year	3,995,107	8,450,289	13,502,923

Cash and cash equivalents, end of year	$8,450,289	$13,502,923	$10,067,871

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

        The original term of the Contract was for the 12-month option period ended June 30, 1997, with four additional one-year option periods available for contract extensions at the discretion of CHAMPUS. The fifth option period extended through June 30, 2001; however, during 2000 Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2003.

        If the Contract is extended through Option Period seven, the Subcontract is automatically extended as well. Choice's management of mental health services under the Subcontract commenced on July 1, 1996.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid, interest-bearing investments with an original maturity of three months or less.

Restricted Cash and Cash Equivalents

        The Contract with Humana requires that Choice maintain cash balances sufficient to pay claims payable.

Concentrations of Credit Risk

        Choice was formed to provide, and currently exclusively provides, services under the Subcontract. The reliance on Humana, which is Choice's sole customer and the holder of the Contract, and on CHAMPUS, which has sole discretion in extending the Contract under which the Subcontract automatically renews through Option Period seven, subjects Choice to a concentration of credit risk with respect to the Subcontract. Receivable from Humana represents amounts owed to Choice for services provided under the Subcontract for the month of December.

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

        Property and equipment is comprised of the following:

	December 31,
	2000	2001

Leasehold improvements	$5,996	$5,996
Furniture and fixtures	351,056	349,644
Computer equipment	535,641	601,095
Computer software	62,619	79,082

	955,312	1,035,817
Less: accumulated depreciation	749,655	870,356

	$205,657	$165,461

        Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was approximately $183,000, $148,000 and $130,000, respectively.

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

        Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at December 31, 2001 of approximately $5,033,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During 1999, 2000 and 2001, clinical expenses were decreased by approximately $5,439,000, $2,306,000 and $236,000, respectively, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims, and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

Provider Contract Revenue

        Choice derives all of its revenue from the Subcontract. Choice receives payments in fixed monthly amounts for the management of mental health and substance abuse care. These amounts are subject to retroactive CHAMPUS adjustments, referred to as bid-price adjustments (BPAs). The BPAs are calculated in accordance with contractual provisions. There are seven scheduled BPAs which occur over the course of the five-year contract and which measure a variety of factors, including changes in covered lives; estimates of actual costs for the data collection period (DCP); shifts in workload between military-provided services and contractor-provided services (the O-factor); changes in acuity of services; and CHAMPUS inflation relative to projections (CPIRI). The DCP is the 12-month period ended June 30, 1996 (12-month period immediately preceding healthcare delivery). The BPAs are estimated based upon information available from Humana, the federal government and Choice's management systems, and are reflected as an adjustment to provider contract revenue during the applicable period. Estimated amounts payable to Humana, if any, are included in the contract settlement reserve.

        During 2000, certain BPAs were finalized and settled for a net underpayment to Choice of approximately $3,382,000, which resulted in an increase in provider contract revenue. At December 31, 2000, management estimated that contract reserves of approximately $13,300,000 were needed for unsettled BPAs. This amount reduced provider contract revenue and is included in the contract settlement reserve at December 31, 2000.

        During 2001, Choice paid Humana approximately $8,500,000 related to certain BPAs. At December 31, 2001, management estimated that contract reserves of approximately $10,400,000 were needed for unsettled BPAs. This amount reduced provider contract revenue and is included in the contract settlement reserve at December 31, 2001. While management believes that current contract settlement reserves are reasonable, the actual settlement of the BPAs may materially differ from amounts recorded.

        In April 2001, Choice received $50,000,000 in connection with a settlement agreement executed with Humana. The settlement agreement resolved Choice's appeals related to incorrect data and contractual issues related to the initial bidding process. The settlement also included finalization of certain outstanding BPAs. As a result of this agreement, Choice recognized $45,866,000 as revenue in 2001. The remaining amounts relate to subsequent periods and have been recorded as deferred revenue which will be recognized through June 2003.

Income Taxes

        As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

Reclassification

        Certain amounts in the 1999 and 2000 financial statements were reclassified to be consistent with the presentation in 2001. These reclassifications had no impact on net income.

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

4.    Related Party Transactions

        Magellan, Options and Humana provide certain services to Choice and pay certain expenses on behalf of Choice. Choice is billed the actual cost for all services provided and expenses paid on its behalf. Choice paid the following amounts to these related parties:

Services provided by Magellan

	Year ended December 31,
	1999	2000	2001

Employee business expenses	$3,439	$35,460	$29,259

	$3,439	$35,460	$29,259

Services provided by Options

	1999	2000	2001

Salaries, benefits and payroll taxes of Options employees providing services to Choice	$2,036	$2,666	$—
Computer support	22,440	—	4,956
Employee business expenses	4,311	3,202	10,651
Supplies and utilities	462	—	—
Miscellaneous	—	703	62

	$29,249	$6,571	$15,669

Services provided by Humana

	1999	2000	2001

Telephone services	$234,590	$182,315	$156,736
Field office facility space	43,884	35,404	37,208
Software	—	71,021	8,321
Computer equipment	—	20,334	160
Legal	—	65,662	—
Miscellaneous	10,120	6,203	1,430

	$288,594	$380,939	$203,855

        The amounts due to related parties is comprised of the following:

	1999	2000	2001

Magellan	$4,135	$27,026	$10,176
Options	1,896	2,080	2,000
Humana	57,972	108,986	55,425

Total due to related parties	$64,003	$138,092	$67,601

5.    Employee Benefit Plans

        Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute up to 15% of their pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. Contributions of $276,000, $295,000 and $310,000 were made during 1999, 2000 and 2001, respectively. Choice paid approximately $1,625, $1,775 and $2,360 in administration costs for the plan during 1999, 2000 and 2001, respectively.

6.    Commitments and Contingencies

        Choice is subject to potential claims arising from the conduct of its business and maintains a general and professional liability insurance policy with a per claim limit of $10,000,000 and aggregate limits of $10,000,000. Choice also maintains excess liability coverage of $15,000,000 per occurrence and $15,000,000 in aggregate, and commercial general liability coverage of $1,000,000 per occurrence and $1,000,000 in aggregate. Management is unaware of any significant claims, which may have been asserted against Choice. In the opinion of management, Choice maintains adequate insurance coverage to contain any claims, which may eventually be asserted.

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

S-1

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
REPORT OF INDEPENDENT AUDITORS
CHOICE BEHAVIORAL HEALTH PARTNERSHIP BALANCE SHEETS
CHOICE BEHAVIORAL HEALTH PARTNERSHIP STATEMENTS OF INCOME
CHOICE BEHAVIORAL HEALTH PARTNERSHIP STATEMENTS OF PARTNERS' CAPITAL
CHOICE BEHAVIORAL HEALTH PARTNERSHIP STATEMENTS OF CASH FLOWS
CHOICE BEHAVIORAL HEALTH PARTNERSHIP NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
MAGELLAN HEALTH SERVICES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)