Form 10-Q
period 2002-03-31
MAGELLAN HEALTH SERVICES INC
filed 2002-05-15
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of the registrant's common stock outstanding as of April 30, 2002 was 34,885,959.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I—Financial Information:
Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets — September 30, 2001 and March 31, 2002	3
	Condensed Consolidated Statements of Operations — For the Three Months and Six Months ended March 31, 2001 and 2002	4
	Condensed Consolidated Statements of Cash Flows — For the Six Months ended March 31, 2001 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
PART II—Other Information:
Item 1:	Legal Proceedings	43
Item 6:	Exhibits and Reports on Form 8-K	44
Signatures		45

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$28,216	$24,057
Accounts receivable, less allowance for doubtful accounts of $6,357 at September 30, 2001 and $5,745 at March 31, 2002	103,642	98,944
Restricted cash and investments	122,448	116,347
Refundable income taxes	1,741	1,822
Other current assets	17,964	12,751

Total current assets	274,011	253,921
Property and equipment, net of accumulated depreciation of $92,823 at September 30, 2001 and $110,137 at March 31, 2002	94,322	89,391
Deferred income taxes	81,558	70,600
Investments in unconsolidated subsidiaries	10,899	12,201
Other long-term assets	53,522	46,333
Goodwill and other intangible assets, net	1,152,393	1,147,570

	$1,666,705	$1,620,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,765	$18,069
Accrued liabilities	193,243	113,465
Medical claims payable	209,214	205,334
Current maturities of long-term debt and capital lease obligations	4,063	8,900

Total current liabilities	430,285	345,768

Long-term debt and capital lease obligations	1,002,293	1,026,551

Deferred credits and other long-term liabilities	8,694	5,303

Minority interest	563	639

Commitments and contingencies
Redeemable preferred stock	62,682	65,105

Stockholders' equity:
Preferred stock, without par value
Authorized — 9,793 shares at September 30, 2001 and March 31, 2002
Issued and outstanding — none	—	—
Common stock, par value $0.25 per share
Authorized — 80,000 shares
Issued 36,953 shares and outstanding 34,664 shares at September 30, 2001 and issued 37,147 shares and outstanding 34,858 shares at March 31, 2002	9,238	9,286
Other stockholders' equity
Additional paid-in capital	358,273	356,654
Accumulated deficit	(185,803)	(169,770)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2001 and March 31, 2002	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(261)	(261)

Total stockholders' equity	162,188	176,650

	$1,666,705	$1,620,016

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2002	2001	2002
Net revenue	$444,149	$437,919	$890,075	$882,761
Cost and expenses:
Salaries, cost of care and other operating expenses	408,308	395,616	783,120	790,709
Equity in earnings of unconsolidated subsidiaries	(27,992)	(4,347)	(28,223)	(7,524)
Depreciation and amortization	15,885	11,128	33,188	22,318
Interest, net	25,315	23,388	48,897	45,797
Special charges	—	3,376	3,340	7,861

	421,516	429,161	840,322	859,161

Income from continuing operations before income taxes and minority interest	22,633	8,758	49,753	23,600
Provision for income taxes	11,117	3,638	24,377	9,724

Income from continuing operations before minority interest	11,516	5,120	25,376	13,876
Minority interest	53	30	52	46

Income from continuing operations	11,463	5,090	25,324	13,830

Discontinued operations:
Income from discontinued operations(1)	146	1,022	5,167	1,180
Income (loss) on disposal of discontinued operations(2)	(363)	203	(12,103)	1,023

	(217)	1,225	(6,936)	2,203

Net income	11,246	6,315	18,388	16,033
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,249	1,297	2,481	2,515

Income available to common stockholders	9,997	5,018	15,907	13,518
Other comprehensive income (loss)	90	—	(68)	—

Comprehensive income	$10,087	$5,018	$15,839	$13,518

Weighted average number of common shares outstanding—basic	32,897	34,763	32,774	34,716

Weighted average number of common shares outstanding—diluted	41,141	35,416	40,586	35,597

Income per common share available to common stockholders—basic:
Income from continuing operations	$0.31	$0.11	$0.70	$0.33

Income (loss) from discontinued operations	$(0.01)	$0.03	$(0.21)	$0.06

Net income	$0.30	$0.14	$0.49	$0.39

Income per common share available to common stockholders — diluted:
Income from continuing operations	$0.28	$0.11	$0.62	$0.32

Income (loss) from discontinued operations	$(0.01)	$0.03	$(0.17)	$0.06

Net income	$0.27	$0.14	$0.45	$0.38

(1)
Net of income tax provision of $97 and $554 for the three months ended March 31, 2001 and 2002, respectively, and $3,246 and $636 for the six months ended March 31, 2001 and 2002, respectively.
(2)
Net of income tax provision (benefit) of $(242) and $109 for the three months ended March 31, 2001 and 2002, respectively, and $9,303 and $551 for the six months ended March 31, 2001 and 2002, respectively.

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income	$18,388	$16,033
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	6,139	(1,262)
Depreciation and amortization	35,171	22,318
Equity in earnings of unconsolidated subsidiaries	(28,223)	(7,524)
Non-cash interest expense	2,611	2,596
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(10,900)	(654)
Restricted cash and investments	29,418	7,295
Other assets	1,657	7,687
Accounts payable and other accrued liabilities	(60,371)	(27,268)
Medical claims payable	5,763	1,483
Income taxes payable and deferred income taxes	36,275	10,877
Distributions received from unconsolidated subsidiaries	9,468	6,222
Other liabilities	(2,631)	(982)
Other	1,096	1,380

Total adjustments	25,473	22,168

Net cash provided by operating activities	43,861	38,201

Cash flows from investing activities:
Capital expenditures	(11,116)	(12,788)
Acquisitions and investments in businesses, net of cash acquired	(60,000)	(60,000)
Proceeds from sale of assets, net of transaction costs	102,966	3,500

Net cash provided by (used in) investing activities	31,850	(69,288)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	82,946	30,000
Payments on debt and capital lease obligations	(176,586)	(1,985)
Credit agreement amendment fees and other	1,503	(1,087)

Net cash provided by (used in) financing activities	(92,137)	26,928

Net decrease in cash and cash equivalents	(16,426)	(4,159)
Cash and cash equivalents at beginning of period	47,507	28,216

Cash and cash equivalents at end of period	$31,081	$24,057

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
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

Segments

        The Company operates in the managed behavioral healthcare business, which it has divided into four reporting segments based on the types of services it provides and customers that it serves. The four segments of the Company are as follows: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. These segments are described in further detail in Note K—"Business Segment Information."

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor. As discussed in Note H—"Discontinued Operations", the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the accompanying unaudited condensed consolidated statements of operations as discontinued operations for all periods presented.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realizability, valuation allowances for deferred tax assets, valuation of goodwill and other intangible assets, medical claims payable and legal liabilities. Actual results could differ from those estimates.

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues, including revenues from the Company's TRICARE contracts, earned for the three months ended March 31, 2001 and 2002 approximated $391.7 million and $379.1 million, respectively, and approximated $782.9 million and $769.4 million for the six months ended March 31, 2001 and 2002, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $5.8 million and $4.0 million during the three months ended March 31, 2001 and 2002, respectively, and approximately $13.7 million and $7.4 million during the six months ended March 31, 2001 and 2002, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. The Company receives fixed fees for the management of the services, which are subject to certain bid-price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available on a quarterly basis from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $3.8 million and $0.8 million as of September 30, 2001 and March 31, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such liabilities were recorded as deductions from revenues. While management believes that the estimated liabilities for TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $9.9 million and $30.3 million in additional revenues in the three and six month periods ended March 31, 2001.

Significant Customers

        Net revenues from two of the Company's customers each exceeded 10% of consolidated net revenues in each of the three and six month periods ended March 31, 2001 and 2002, respectively. Net revenue from the State of Tennessee's TennCare program approximated $61.8 million and $54.9 million of consolidated net revenues for the three months ended March 31, 2001 and 2002, respectively, and $121.4 million and $114.9 million of consolidated net revenues for the six months ended March 31, 2001 and 2002, respectively. Net revenue from Aetna approximated $80.4 million and $61.4 million of consolidated net revenues for the three months ended March 31, 2001 and 2002, respectively, and $158.5 million and $140.2 million of consolidated net revenues for the six months ended March 31, 2001 and 2002, respectively. Aetna has announced its expectation that its membership may be reduced during the remainder of calendar year 2002. The Company is not fully aware of which members Aetna anticipates will terminate in the future, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of the membership reduction.

Property and Equipment

        In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the three and six month periods ended March 31, 2002 by $1.1 million and $2.4 million, respectively, and to reduce net income for the three and six month periods ended March 31, 2002 by $0.7 million and $1.4 million, respectively, or $0.02 and $0.04 per diluted share. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced as of April 1, 2002 the remaining useful lives of certain information systems to periods ranging from 12-24 months. The net book value of these assets at March 31, 2002 was $10.5 million. The estimated incremental depreciation expense associated with the fiscal 2002 second quarter change in useful lives will be approximately $0.6 million per quarter through the remainder of fiscal 2002.

Goodwill and Other Intangible Assets

        In the first quarter of fiscal 2002, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company will no longer amortize goodwill over its estimated useful life. SFAS 142 also requires the Company to allocate goodwill to its identifiable reporting units (as defined) and test for impairment based upon fair values on an annual basis. In accordance with SFAS 142, the Company has completed the first phase of the goodwill impairment test and has determined that the allocated book value of its Workplace segment exceeds its fair value. Therefore, the Company plans to proceed with the second phase of the impairment test, which is the measurement of the potential loss. The Company will record any impairment charge as a change in accounting principle, separate from operating results. The Company expects to complete its analysis and record the impact of the change in accounting principle no later than September 30, 2002. The Company believes that the allocated book value of its Health Plans segment may exceed its fair value. The Company is performing additional analysis and will record any necessary impairment charges no later than September 30, 2002. Adoption of SFAS 142 resulted in the Company not recording approximately $7.8 million and $15.6 million of amortization expense during the three months and six months ended March 31, 2002, respectively. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded approximately $7.3 million and $14.7 million of amortization expense during the three months and six months ended March 31, 2001, respectively. The following table summarizes the proforma effects on the three months and six months ended March 31, 2001 had SFAS 142 been adopted October 1, 2000.

	Three Months Ended March 31, 2001		Six Months Ended March 31, 2001
	Reported	Proforma	Reported	Proforma
Income from continuing operations	$11,463	$17,989	$25,324	$38,407

Net income	$11,246	$17,772	$18,388	$31,957

Income from continuing operations—per diluted share	$0.28	$0.44	$0.62	$0.95

Net income—per diluted share	$0.27	$0.43	$0.45	$0.79

NOTE B—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the six months ended March 31, 2001 and 2002 (in thousands):

	Sixth Months Ended March 31,
	2001	2002
Income taxes paid, net of refunds received	$616	$3

Interest paid	$53,078	$43,343

NOTE C—Goodwill and Other Intangible Assets, Net

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is not amortized in accordance with SFAS 142. The Company's goodwill was approximately $1,033.3 million and $1,068.4 million at September 30, 2001 and March 31, 2002, respectively. During the first quarter of fiscal 2002, the Company reclassified certain workforce intangible assets to goodwill as part of adopting SFAS 142. The Company also identified $33.4 million associated with a portion of the contingent purchase price payments related to the acquisition of Human Affairs International ("HAI") which was previously capitalized as intangible assets and should have been capitalized as goodwill. These amounts were reclassified to goodwill during the first quarter of fiscal 2002. The classification of these amounts did not have a material impact on any reporting period.

Other Intangible Assets, Net

        Intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. The following is a summary of acquired intangibles, the estimated useful life and the net book value at March 31, 2002 (in thousands):

Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	9 to 30 years	$111,726	$(39,128)	$72,598
Provider networks	30 years	6,210	(874)	5,336
Trademarks and copyrights	8 years	3,984	(2,780)	1,204

		121,920	$(42,782)	$79,138

        Amortization expense for the three months and six months ended March 31, 2002 was $2.4 million and $4.8 million, respectively.

        Deferred financing costs, which were previously classified as intangible assets, have been reclassified by the Company into other long term assets at September 30, 2001 and March 31, 2002.

NOTE D—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2001 and March 31, 2002 is as follows (in thousands):

	September 30, 2001	March 31, 2002
Credit Agreement:
Revolving Facility (4.625% to 4.6875% at March 31, 2002) due through fiscal 2004	$—	$30,000
Term Loan Facility (5.625% to 5.875% at March 31, 2002) due through fiscal 2006	119,115	118,376
9.375% Senior Notes due fiscal 2008	250,000	250,000
9.0% Senior Subordinated Notes due fiscal 2008	625,000	625,000
1.55% to 10.0% capital lease obligations due through fiscal 2014	12,241	12,075

	1,006,356	1,035,451
Less amounts due within one year	4,063	8,900

	$1,002,293	$1,026,551

        The Credit Agreement, as amended, provides for a Term Loan Facility in an original aggregate principal amount of $550.0 million, and a Revolving Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company and its subsidiaries in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $47.3 million at March 31, 2002. The Revolving Facility matures on February 12, 2004.

        The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and the Credit Agreement, the Subordinated Notes Indenture and the Senior Notes Indenture limit the Company's ability to incur additional indebtedness. These restrictions, together with the highly leveraged financial condition of the Company, may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the indenture for the 9.0% Senior Subordinated Notes due fiscal 2008 (the "Subordinated Notes") and the indenture for the Senior Notes), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock, and make acquisitions.

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

NOTE D—Long-Term Debt and Capital Lease Obligations (Continued)

        The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants); and (2) excludes from the calculation of EBITDA, as defined for financial covenants, certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. Under the Credit Agreement, EBITDA for financial covenants is defined as earnings before interest, taxes, depreciation and amortization, but including interest income. Management believes that the Company will remain in compliance with its financial covenants during the remainder of fiscal 2002; however, the Company's continued compliance with such covenants is dependent on the Company's future financial and operational performance. The Company's compliance with the Credit Agreement covenants could also be negatively impacted by the outcome of certain litigation and contingencies (see Note I—"Commitments and Contingencies"). The Company incurred approximately $1.3 million in deferred financing costs related to the attainment of this amendment.

        In fiscal 2001, the Company issued $250.0 million of 9.375% Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not registered and/or exchanged the Senior Notes by the required dates and therefore is subject to penalty interest. Penalty interest is calculated at the rate of $.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged. During the six months ended March 31, 2002, the Company incurred approximately $0.6 million in penalty interest.

NOTE E—Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30, 2001	March 31, 2002
Accrued interest	$15,157	$17,371
HAI contingent purchase price	60,000	—
Other	118,086	96,094

	$193,243	$113,465

NOTE F—Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Numerator:
Income from continuing operations	$11,463	$5,090	$25,324	$13,830
Less preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,249	1,297	2,481	2,515

Income from continuing operations available to common stockholders—basic	10,214	3,793	22,843	11,315
Add: presumed conversion of redeemable preferred stock	1,249	1,297	2,481	2,515

Income from continuing operations available to common stockholders—diluted	$11,463	$5,090	$25,324	$13,830

Denominator:
Weighted average common shares outstanding—basic	32,897	34,763	32,774	34,716
Common stock equivalents—stock options	1,362	651	865	878
Common stock equivalents—warrants	6	2	1	3
Common stock equivalents—redeemable preferred stock	6,876	—	6,946	—

Weighted average common shares outstanding—diluted	41,141	35,416	40,586	35,597

Income from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.31	$0.11	$0.70	$0.33

Diluted (diluted numerator/diluted denominator)	$0.28	$0.11	$0.62	$0.32

        Conversion of the redeemable preferred stock (see Note L—"Redeemable Preferred Stock") was presumed for the three months and six months ended March 31, 2001. Conversion of the redeemable preferred stock was not presumed for the three months and six months ended March 31, 2002 due to the anti-dilutive effect. In addition, accrued dividends on redeemable preferred stock, which were payable in cash or common stock as of March 31, 2001, were payable only in cash at March 31, 2002. Certain stock options and warrants which were outstanding during the three months and six months ended March 31, 2001 and 2002, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE G—Investments in Unconsolidated Subsidiaries

        Choice Behavioral Health Partnership.    The Company is a 50% partner in Choice Behavioral Health Partnership ("Choice"), a general partnership, with Value Options, Inc. Choice is a managed behavioral healthcare company which derives all of its revenues from a subcontract with a health plan that contracts with TRICARE. The original term of the contract was for the 12 month option period ended June 30, 1997, with an additional option period available for contract extensions at the discretion of TRICARE. The fifth option period extended through June 30, 2001; however, during 2000 Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2003. Choice's future results may be unfavorably affected if it is unable to extend the contract beyond June 30, 2003 and/or maintain adequate reimbursement rates. The Company accounts for its investment in Choice using the equity method.

        A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 2001	March 31, 2002
Current assets	$28,516	$21,684
Property and equipment, net	143	138

Total assets	$28,659	$21,822

Current liabilities	$26,694	$20,564
Other liabilities	2,082	694
Partners' capital	(117)	564

Total liabilities and partners' capital	$28,659	$21,822

Company investment in Choice	$(59)	$282

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Net revenue	$57,317	$15,592	$72,346	$30,905
Operating expenses	8,676	10,060	15,213	19,281

Net income	$48,641	$5,532	$57,133	$11,624

Company equity income	$24,321	$2,766	$28,569	$5,812

Cash distribution from Choice	$5,993	$3,394	$9,093	$5,471

        Choice's subcontract with respect to TRICARE has similar provisions as the Company's TRICARE arrangements (See Note A—"Summary of Significant Accounting Policies"). During the second quarter of fiscal 2001, Choice and its contractor agreed to a settlement of a joint appeal regarding incorrect data provided and contractual issues related to the initial bidding process, resulting in Choice receiving approximately $50.0 million. As a result, net revenue for Choice for the three and six months ended March 31, 2001 includes $45.2 million related to the settlement of this contingent claim and the Company's equity in earnings of Choice benefited by 50% of such settlement revenue. Approximately $3.5 million of the $50.0 million settlement is recorded as deferred revenue at March 31, 2002 and will be fully recognized by June 2003, based on the terms of the settlement.

        Premier Behavioral Systems, LLC.    The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2001 and March 31, 2002 was $5.6 million and $6.0 million, respectively. The Company's equity in earnings (loss) of Premier for the three months ended March 31, 2001 and 2002 was $3.0 million and $1.0 million, respectively, and for the six months ended March 31, 2001 and 2002 was $(1.8) million and $0.3 million, respectively. The Company has not received a partnership distribution from Premier in any period presented. In May 2002, Magellan signed a new contract with the State of Tennessee under which the Company will provide all services under the TennCare program through a direct contract. The new TennCare contract covers the period from July 1, 2002 through December 31, 2003. Premier will cease providing services upon the expiration of its current contract on June 30, 2002. The State of Tennessee requires Premier to exist for 24 months after contract termination during which time the final run-out of claims and other liabilities will occur.

        Royal Health Care, LLC.    The Company owns a 37.1% interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001 and March 31, 2002 was $5.3 million and $6.0 million, respectively. The Company's equity in earnings of Royal for the three months ended March 31, 2001 and 2002 was $0.7 million and $0.6 million, respectively, and for the six months ended March 31, 2001 and 2002 was $1.3 million and $1.4 million, respectively. The Company received $0.4 million and $0.7 million in partnership distributions for the six months ended March 31, 2001 and 2002, respectively. The Company received no partnership distributions from Royal for the three months ended March 31, 2001 or 2002.

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

        On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of the five Provider JVs that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. The Company paid the final installment of $5.0 million to CBHS in January 2002. The Company has sold the assets and operations of three Provider JVs and ceased the operations of the other two Provider JVs.

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

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprise the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into by Allied and Vivra; however, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at March 31, 2002.

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

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for: (a) fiscal 1999 and prior for the discontinuance of the healthcare provider and healthcare franchising businesses; (b) fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment; and (c) the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The prior year restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        The summarized results of discontinued operations segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2001	March 31, 2002	March 31, 2001	March 31, 2002
Healthcare Provider and Healthcare Franchising Segments
Net revenue(1)	$1,145	$2,365	$4,264	$4,283

Salaries, cost of care and other operating expenses	902	1,093	3,838	2,771
Depreciation and amortization	—	—	—	—
Other expenses (income)(2)(3)	97	448	170	(290)

Net income	$146	$824	$256	$1,802

Speciality Managed Healthcare Segment
Net revenue	$5,136	$—	$15,399	$—

Salaries, cost of care and other operating expenses	5,136	(304)	10,537	(304)
Depreciation and amortization	—	—	—	—
Other expenses (income)(2)(3)	—	(97)	1,702	(97)

Net income	$—	$401	$3,160	$401

Human Services Segment
Net revenue	$38,184	$—	$91,654	$—

Salaries, cost of care and other operating expenses	38,184	—	86,546	—
Depreciation and amortization	—	—	1,983	—
Other expenses(2)(3)	363	—	13,477	—

Net loss	$(363)	$—	$(10,352)	$—

Discontinued Operations—Combined
Net revenue	$44,465	$2,365	$111,317	$4,283

Salaries, cost of care and other operating expenses	44,222	789	100,921	2,467
Depreciation and amortization	—	—	1,983	—
Other expenses (income)(2)(3)	460	351	15,349	(387)

Net income	$(217)	$1,225	$(6,936)	$2,203

(1)
Amounts represent positive settlements of certain outstanding Medicare and Medicaid cost reports, net of cost of collection, legal fees and settlement of other liabilities.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes, minority interest and (income) loss from disposal of discontinued operations.

Remaining Assets and Liabilities

        Healthcare Provider and Healthcare Franchising—Segments.    The remaining assets and liabilities of the provider business at March 31, 2002 include, among other things, (i) restricted cash of $1.1 million, (ii) hospital-based real estate of $3.4 million, (iii) long-term debt of $6.4 million related to the hospital-based real estate and (iv) accrued liabilities of $8.4 million. The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to its operating and business practices prior to June 17, 1997. See Note I—"Commitments and Contingencies".

        Specialty Managed Healthcare Segment.    The remaining assets and liabilities of the specialty managed healthcare segment at March 31, 2002 include, among other things, (i) cash and security deposits of $0.2 million, (ii) medical claims payable of $0.1 million, (iii) reserve for discontinued operations of $3.2 million and (iv) accounts payable and accrued liabilities of $0.6 million.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance March 31, 2002
Lease exit costs	$3,642	$—	$(473)	$3,169

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

        The Company maintains a general, professional and managed care liability insurance policy with an unaffiliated insurer. The policy is written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability, for a two-year policy period ending June 17, 2002. The Company would be liable for such incidents if the policy were not renewed, the insurance company failed to meet its obligation or policy limitations were exceeded. The Company is in the process of renewing its insurance. However, due to fluctuations and changes in the marketplace, specific terms are not known as of the date of filing of this Form 10-Q.

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

HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare service. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following areas: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, only the regulation relating to electronic transactions and code sets and the regulation relating to privacy have been released in final form.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company intends to file for the extension as permitted by HR 3323.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient consent and authorization to release healthcare information, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30 day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released in the next few months. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 2 years to ensure compliance with the new requirements. The Company incurred approximately $1.9 million in operating costs and $0.8 million in capital expenditures related to HIPAA in the Current Year Period. Management estimates that the Company will incur approximately $5.0 million to $7.0 million in operating expenditures and approximately $6.0 million to $8.0 million in capital expenditures related to these efforts during the remainder of fiscal 2002.

Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts that its losses exceed $30 million (plus costs and interest which amount to approximately $7 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. This matter is scheduled to go to trial in June 2002. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

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

        The Company is also subject to or party to other litigation and claims relating to its operations and business practices. The Company's managed care litigation matters include a class action lawsuit, which alleges that a provider at a Company facility violated privacy rights of certain patients.

        In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard. One or more significant adverse outcomes with regard to such litigation and claims could impair the Company's ability to comply with certain financial covenants under its Credit Agreement.

NOTE J—Special Charges

        During the first six months of fiscal 2002, the Company incurred special charges of approximately $7.9 million related to the implementation of a restructuring plan that is expected to (among other things) eliminate duplicative functions. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance March 31, 2002
Employee severance and termination benefits	$—	$5,910	$(2,444)	$3,466
Lease termination and other costs	—	1,951	(290)	1,661

	$—	$7,861	$(2,734)	$5,127

        During the first quarter of fiscal 2001, the Company sold its Canadian behavioral managed care operations, CHC, to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations resulted in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.4 million at the date of the sale and received an additional $0.7 million in January 2002. The Company expects to receive an additional $0.6 million in December 2002. Proceeds received from the sale were used to reduce debt outstanding under the Term Loan Facility.

        During the fourth quarter of fiscal 2000 the Company incurred special charges related to the closure of certain provider offices and restructuring of the corporate function and certain behavioral managed healthcare office sites. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2001	Payments	Balance March 31, 2002
Employee severance and termination benefits	$774	$(540)	$234
Lease termination and other costs	2,188	(816)	1,372

	$2,962	$(1,356)	$1,606

NOTE K—Business Segment Information

        As a result of its discontinuance of certain operations, the Company operates solely in the managed behavioral healthcare business. The Company provides managed behavioral healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. Within the managed behavorial healthcare business, the Company is further divided into the following four segments, based on the services it provides and the customers that it serves, as described below.

        Health Plans.    The Company provides managed behavioral healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or administrative services only contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. Certain of the Company's health plan customers include Blue Cross/Blue Shield plans, Aetna/U.S. Healthcare and TRICARE.

        Workplace.    The Company provides Employee Assistance Plans ("EAP") services and integrated products that combine EAP and managed behavioral healthcare services primarily to corporations and, to a lesser extent, labor unions. The Company's contracts with corporate customers generally provide for a fee (per member per month) to be paid to the Company for which the Company provides all required consultation, assessment and referral services and, in certain cases, arranges and pays for all or a portion of the costs of providing treatment services. In addition, the Company operates a number of programs for corporate customers on an ASO basis.

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with health maintenance organizations ("HMOs") focused on Medicaid beneficiary populations. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through its Premier joint venture. In May 2002, Magellan signed a new contract with the State of Tennessee under which the Company will provide all services under the TennCare program through a direct contract. The new TennCare contract covers the period from July 1, 2002 through December 31, 2003. Premier will cease providing services upon the expiration of its current contract on June 30, 2002. The State of Tennessee requires Premier to exist for 24 months after contract termination during which time the final run-out of claims and other liabilities will occur. Public risk contracts generally have higher average per member premiums, costs and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services and information technology as well as corporate support functions such as executive sales and marketing, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended March 31, 2001
Net revenue	$271,281	$56,059	$116,809	$—	$444,149
Cost of care	173,778	16,426	100,596	—	290,800
Direct service costs	43,594	18,956	9,074	—	71,624
Other operating expenses	—	—	—	45,884	45,884
Equity in earnings of unconsolidated subsidiaries	(25,020)	—	(2,972)	—	(27,992)
Segment profit (loss)	$78,929	$20,677	$10,111	$(45,884)	$63,833
Three Months Ended March 31, 2002
Net revenue	$249,225	$59,030	$129,664	$—	$437,919
Cost of care	158,536	19,326	106,809	—	284,671
Direct service costs	42,341	21,323	10,167	—	73,831
Other operating expenses	—	—	—	37,114	37,114
Equity in earnings of unconsolidated subsidiaries	(3,345)	—	(1,002)	—	(4,347)
Segment profit (loss)	$51,693	$18,381	$13,690	$(37,114)	$46,650
Six Months Ended March 31, 2001
Net revenue	$541,366	$115,949	$232,760	$—	$890,075
Cost of care	321,037	34,652	195,998	—	551,687
Direct service costs	85,375	39,500	18,581	—	143,456
Other operating expenses	—	—	—	87,977	87,977
Equity in (earnings) loss of unconsolidated subsidiaries	(29,983)	—	1,760	—	(28,223)
Segment profit (loss)	$164,937	$41,797	$16,421	$(87,977)	$135,178
Six Months Ended March 31, 2002
Net revenue	$510,727	$114,534	$257,500	$—	$882,761
Cost of care	311,066	37,541	211,735	—	560,342
Direct service costs	88,128	42,914	20,254	—	151,296
Other operating expenses	—	—	—	79,071	79,071
Equity in earnings of unconsolidated subsidiaries	(7,176)	—	(348)	—	(7,524)
Segment profit (loss)	$118,709	$34,079	$25,859	$(79,071)	$99,576

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Segment profit	$63,833	$46,650	$135,178	$99,576
Depreciation and amortization	(15,885)	(11,128)	(33,188)	(22,318)
Interest, net	(25,315)	(23,388)	(48,897)	(45,797)
Special charges	—	(3,376)	(3,340)	(7,861)

Income from continuing operations before income taxes and minority interest	$22,633	$8,758	$49,753	$23,600

NOTE L—Redeemable Preferred Stock

        TPG Investment.    On December 5, 1999, the Company entered into a definitive agreement to issue approximately $59.1 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment").

        Pursuant to the agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock. Net proceeds from issuance of the Series A Preferred Stock were $54.0 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock will accumulate. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company may, under certain circumstances, require the holders of the Series A Preferred Stock to convert such stock into common stock. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009. The Option may be exercised in whole or in part at any time on or prior to August 19, 2002. The Company may, under certain circumstances, require TPG to exercise the Option. The terms of the shares of Series A Preferred Stock issuable pursuant to the Options are identical to the terms of the shares of Series A Preferred Stock issued to TPG at the closing of the TPG Investment.

        TPG has three representatives on the Company's twelve-member Board of Directors.

        The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheets as follows (in thousands):

	September 30, 2001	March 31, 2002
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	7,928	10,167
Fair value of Series A Option at issuance	3,366	3,366
Issuance costs	(5,232)	(5,324)
Accumulated amortization of issuance costs	923	1,199

	$62,682	$65,105

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q and other statements issued or made from time to time by Magellan Health Services, Inc. or its representatives contain statements which may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Magellan and members of its management team, as well as the assumptions on which such statements are based. Words or phrases such as "should result," "are expected to," "anticipate," "estimate", "project" or similar expressions are intended to identify forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

        Over the past three years, the Company has undertaken a strategy to reduce debt, improve its financial flexibility and, most recently, to focus on its core managed behavioral healthcare business. The Company has implemented this strategy by restructuring certain long-term debt on May 31, 2001 and by successfully selling non-core assets and/or exiting non-core businesses as described below:

  •
  On September 10, 1999, the Company consummated the CBHS Transactions (as defined in Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein). The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

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

        APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for: (a) fiscal 1999 and prior for the discontinuance of the healthcare provider and healthcare franchising businesses; (b) fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment; and (c) the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The prior year restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption

"Discontinued operations—Income (loss) on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        For a description of our remaining assets and liabilities for discontinued operations, see Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Company currently is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At March 31, 2002, the Company managed the behavioral healthcare benefits of approximately 69.3 million individuals.

        The following table sets forth the approximate number of covered lives as of March 31, 2001 and 2002 and revenue for the three and six months ended March 31, 2001 and 2002 for the types of managed behavioral healthcare programs offered by the Company:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended March 31, 2001
Risk-Related Products(1)	37.1	53.2%	$391.7	88.2%
ASO Products	32.6	46.8	52.5	11.8

Total	69.7	100.0%	$444.2	100.0%

Three Months Ended March 31, 2002
Risk-Related Products(1)	36.1	52.1%	$379.1	86.6%
ASO Products	33.2	47.9	58.9	13.4

Total	69.3	100.0%	$438.0	100.0%

Six Months Ended March 31, 2001
Risk-Related Products(1)	37.1	53.2%	$782.9	88.0%
ASO Products	32.6	46.8	107.2	12.0

Total	69.7	100.0%	$890.1	100.0%

Six Months Ended March 31, 2002
Risk-Related Products(1)	36.1	52.1%	$769.4	87.2%
ASO Products	33.2	47.9	113.4	12.8

Total	69.3	100.0%	$882.8	100.0%

(1)
Includes Risk-Based Products, EAPs and Integrated Products.

  Business Segments

        Within the managed behavorial healthcare business, the Company operates in the following four segments, based on the services it provides and the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

        The following table sets forth the approximate number of covered lives as of March 31, 2001 and 2002 and revenue for the three and six months ended March 31, 2001 and 2002 in each of the Company's behavioral customer segments as described below:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended March 31, 2001
Health Plans	39.5	56.7%	$271.3	61.1%
Workplace	27.8	39.9	56.0	12.6
Public	2.4	3.4	116.9	26.3

Total	69.7	100.0%	$444.2	100.0%

Three Months Ended March 31, 2002
Health Plans	38.2	55.1%	$249.2	56.9%
Workplace	28.2	40.7	59.0	13.5
Public	2.9	4.2	129.8	29.6

Total	69.3	100.0%	$438.0	100.0%

Six Months Ended March 31, 2001
Health Plans	39.5	56.7%	$541.4	60.8%
Workplace	27.8	39.9	115.9	13.0
Public	2.4	3.4	232.8	26.2

Total	69.7	100.0%	$890.1	100.0%

Six Months Ended March 31, 2002
Health Plans	38.2	55.1%	$510.7	57.8%
Workplace	28.2	40.7	114.5	13.0
Public	2.9	4.2	257.6	29.2

Total	69.3	100.0%	$882.8	100.0%

        Health Plans.    The Company provides managed behavioral healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. The Company believes that it is one of the nation's leading providers of managed behavioral healthcare services to Blue Cross/Blue Shield organizations, serving 31 such organizations as of March 31, 2002. The Company provides managed behavioral healthcare products to Aetna/U.S. Healthcare ("Aetna"), including focused psychiatric review (a type of utilization review product) and risk-related health plan products, as well as administrative services for Aetna's "Managed Choice" product and provider network managed services that are provided by the Workplace segment. During the three months ended March 31, 2001 and 2002, the Company derived approximately $80.4 million and $61.4 million, respectively, of net revenue from its contracts with Aetna. Of the Aetna revenue, approximately $9.2 million and $9.7 million for the three months ended March 31, 2001 and 2002, respectively, relate to Workplace. During the six months ended March 31, 2001 and 2002, the Company derived approximately $158.5 million and $140.2 million, respectively, of net revenue from its contracts with Aetna. Of the Aetna revenue, approximately $17.8 million and $18.6 million for the six months ended March 31, 2001 and 2002, respectively, relate to Workplace. Aetna has announced its expectation that its membership may be reduced during the remainder of calendar year 2002. The Company is not fully aware of which members Aetna anticipates will terminate in the future, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of the membership reduction.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. Choice Behavioral Health Partnership ("Choice"), in which the Company has a 50% interest, also is a subcontractor with respect to TRICARE. (See Note G—"Investments in Unconsolidated Subsidiaries" to the unaudited condensed consolidated financial statements set forth elsewhere herein). The Company and Choice receive fixed fees for the management of the services, which are subject to certain bid-price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available on a quarterly basis from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        All of Choice's revenues are derived from its subcontract with a health plan that contracts with TRICARE. The original term of the contract was for the 12 month option period ended June 30, 1997, with an additional option period available for contract extensions at the discretion of TRICARE. The fifth option period extended through June 30, 2001; however, during 2000 Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2003. Choice's future results may be unfavorably affected if it is unable to extend the contract beyond June 30, 2003 and/or maintain adequate reimbursement rates.

        Workplace.    The Company provides EAP services and integrated products that combine EAP and managed behavioral healthcare services primarily to corporations and, to a lesser extent, labor unions as well as services to certain Aetna members. The Company's contracts with corporate customers generally provide for a fee (per member per month) to be paid to the Company for which the Company provides all required consultation, assessment and referral services and, in certain cases, either arranges and pays for all or a portion of the costs of providing treatment services or arranges and manages the provision of treatment services on an ASO basis.

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMO's focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through its 50% joint venture. Premier Behavioral Systems of Tennessee, LLC ("Premier") is a joint venture in which the Company maintains a 50% interest. The Company's direct contract with TennCare represented approximately $61.8 million and $54.9 million of its consolidated net revenue for the three months ended March 31, 2001 and 2002, respectively. This same contract represented approximately $121.4 million and $114.9 million of the Company's consolidated net revenue for the six months ended March 31, 2001 and 2002, respectively. In May 2002, Magellan signed a new contract with the State of Tennessee under which the Company will provide all services under the TennCare program through a direct contract. The new TennCare contract covers the period from July 1, 2002 through December 31, 2003. Premier will cease providing services upon the expiration of its current contract on June 30, 2002. The State of Tennessee requires Premier to exist for 24 months after contract termination during which time the final run-out of claims and other liabilities will occur. Public risk contracts generally have higher per member premiums, cost and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services and information technology, as well as corporate support functions such as executive, sales and marketing, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

Accounting Policies and Estimates

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

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues, including revenues from the Company's TRICARE contracts, earned for the three months ended March 31, 2001 and 2002 approximated $391.7 million and $379.1 million, respectively, and approximated $782.9 million and $769.4 million for the six months ended March 31, 2001 and 2002, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $5.8 million and $4.0 million during the three months ended March 31, 2001 and 2002, respectively, and approximately $13.7 million and $7.4 million during the six months ended March 31, 2001 and 2002, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available on a quarterly basis from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $3.8 million and $0.8 million as of September 30, 2001 and March 31, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such liabilities were recorded as deductions from revenues. While management believes that the estimated liabilities for TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $9.9 million and $30.3 million in additional revenues in the three and six month periods ended March 31, 2001.

        Goodwill and Other Intangible Assets.    As of March 31, 2002, the Company had goodwill and other intangible assets, net of accumulated amortization, of approximately $1.1 billion. The Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Under SFAS 142, the Company will no longer amortize goodwill over its estimated useful life. SFAS 142 also requires the Company to allocate goodwill to its identifiable reporting units (as defined) and test for impairment based upon fair values on an annual basis. In accordance with SFAS 142, the Company has completed the first phase of the goodwill impairment test and has determined that the allocated book value of its Workplace segment exceeds its fair value. Therefore, the Company plans to proceed with the second phase of the impairment test, which is the measurement of the potential loss. The Company will record any impairment charge as a change in accounting principle, separate from operating results. The Company expects to complete its analysis and record the impact of the change in accounting principle no later than September 30, 2002. The Company believes that the allocated book value of its Health Plans segment may exceed its fair value. The Company is performing additional analysis and will record any necessary impairment charge no later than September 30, 2002. See the notes to the unaudited condensed consolidated financial statements set forth elsewhere herein for a further discussion for this standard and its impact to the Company.

        Deferred Tax Valuation Allowance.    At March 31, 2002, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $664.1 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered. Net deferred tax assets were approximately $81.6 million and $70.6 million at September 30, 2001 and March 31, 2002, respectively.

        Medical Claims Payable.    Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of March 31, 2002, the Company believes that its medical claims payable balance of $205.3 million is adequate in order to satisfy ultimate claim liabilities incurred through March 31, 2002. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts that its losses exceed $30 million (plus costs and interest which amount to approximately $7 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. This matter is scheduled to go to trial in June 2002. While an outcome cannot be determined, the Company believes the claim of Wachovia is without merit and is defending it vigorously. The Company has not recorded any reserves related to this matter.

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

        The Company is also subject to or party to other litigation and claims relating to its operations and business practices. The Company's managed care litigation matters include a class action lawsuit, which alleges that a provider at a Company facility violated privacy rights of certain patients.

        In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance in this regard. One or more significant adverse outcomes with regard to such litigation and claims could impair the Company's ability to comply with certain financial covenants under its Credit Agreement.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), special charges, income taxes and minority interest ("Segment Profit"). See Note K—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace(1)	Public	Corporate and Other	Consolidated
Three Months Ended March 31, 2001
Net revenue	$271.3	$56.0	$116.9	$—	$444.2
Cost of care	173.8	16.4	100.6	—	290.8
Direct service costs(2)	43.6	19.0	9.1	—	71.7
Other operating expenses	—	—	—	45.9	45.9
Equity in earnings of unconsolidated subsidiaries	(25.0)	—	(3.0)	—	(28.0)
Segment profit (loss)	$78.9	$20.6	$10.2	$(45.9)	$63.8
Three Months Ended March 31, 2002
Net revenue	$249.2	$59.0	$129.8	$—	$438.0
Cost of care	158.5	19.3	106.8	—	284.6
Direct service costs(2)	42.4	21.3	10.2	—	73.9
Other operating expenses	—	—	—	37.1	37.1
Equity in earnings of unconsolidated subsidiaries	(3.4)	—	(0.9)	—	(4.3)
Segment profit (loss)	$51.7	$18.4	$13.7	$(37.1)	$46.7
Six Months Ended March 31, 2001
Net revenue	$541.4	$115.9	$232.8	$—	$890.1
Cost of care	321.0	34.7	196.0	—	551.7
Direct service costs(2)	85.4	39.5	18.6	—	143.5
Other operating expenses	—	—	—	88.0	88.0
Equity in (earnings) loss of unconsolidated subsidiaries	(30.0)	—	1.8	—	(28.2)
Segment profit (loss)	$165.0	$41.7	$16.4	$(88.0)	$135.1
Six Months Ended March 31, 2002
Net revenue	$510.7	$114.5	$257.6	$—	$882.8
Cost of care	311.1	37.5	211.7	—	560.3
Direct service costs(2)	88.1	42.9	20.3	—	151.3
Other operating expenses	—	—	—	79.1	79.1
Equity in earnings of unconsolidated subsidiaries	(7.2)	—	(0.3)	—	(7.5)
Segment profit (loss)	$118.7	$34.1	$25.9	$(79.1)	$99.6

(1)
Only a small portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and such provisions are only one of many components of such contracts. The Company does not utilize the percentage of cost of care to net revenue as a primary factor in evaluating Workplace performance.

(2)
Direct service costs include regional service center costs and divisional overhead.

Quarter ended March 31, 2002 ("Current Year Quarter"), compared to the same period of fiscal 2001 ("Prior Year Quarter")

  Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 8.1% or $22.1 million to $249.2 million for the Current Year Quarter from $271.3 million for the Prior Year Quarter. In the Prior Year Quarter, the Company settled a contract appeal related to a subcontract with respect to TRICARE that resulted in additional revenues of $9.9 million. The decrease in revenue is mainly due to the inclusion in the Prior Year Quarter of the TRICARE settlement of $9.9 million, decrease in Aetna revenue (mainly due to decreased membership) of $19.5 million, terminated contracts of $7.9 million, lower performance revenue of $1.6 million (see below), contract changes (mainly risk to non-risk) of $8.3 million and other net changes of $0.3 million, partially offset by net increased membership from existing customers (excluding Aetna) of $18.9 million and net increases in rates of $6.5 million.

        Performance-based revenues for the Health Plans segment were $5.2 million and $3.6 million in the Prior Year Quarter and Current Year Quarter, respectively. The decrease is primarily due to the

Prior Year Quarter containing changes in estimates regarding fiscal 2000 amounts and other contractual developments under certain arrangements for which no contract periods had been previously settled.

        Cost of Care.    Cost of care decreased by 8.8% or $15.3 million to $158.5 million for the Current Year Quarter from $173.8 million for the Prior Year Quarter. The Company recorded adjustments to its estimates of claims incurred in prior years of $15.0 million in the Prior Year Quarter. The Prior Year Quarter adjustment mainly resulted from the Company's reduction in claims inventory and other claims processing improvements. The decrease in cost of care is mainly due to the impact of this Prior Year Quarter adjustment, decreased membership from Aetna of $13.8 million, terminated contracts of $6.2 million, and contract changes (mainly risk to non-risk) of $7.6 million, partially offset by net increased membership from existing customers (excluding Aetna) of $13.6 million, higher utilization over the Prior Year Quarter of $9.0 million, unfavorable prior fiscal year medical claims development in the Current Year Quarter of $4.0 million and other net changes of $0.6 million. Cost of care increased as a percentage of risk revenue from 73.9% in the Prior Year Quarter to 75.8% in the Current Year Quarter, mainly due to higher care utilization experienced in the Current Year Quarter and the inclusion of the TRICARE settlement in the revenues of the Prior Year Quarter, partially offset by rate and other revenue increases in the Current Year Quarter.

        Direct Service Costs.    Direct service costs decreased by 2.8% or $1.2 million to $42.4 million for the Current Year Quarter from $43.6 million for the Prior Year Quarter. The decrease in direct service costs is due to lower costs required to support the Company's decrease in net membership. Direct service costs increased as a percentage of revenue from 16.1% for the Prior Year Quarter to 17.0% for the Current Year Quarter. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the inclusion of revenue from the TRICARE settlement in the Prior Year Quarter.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased 86.4% or $21.6 million to $3.4 million for the Current Year Quarter from $25.0 million for the Prior Year Quarter. The decrease in equity in earnings is primarily due to the inclusion in the Prior Year Quarter of $22.6 million in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment increased by 5.4% or $3.0 million to $59.0 million for the Current Year Quarter from $56.0 million for the Prior Year Quarter. The increase is primarily due to an increase in new business of $0.8 million and net increased membership from existing customers of $4.4 million, partially offset by terminated contracts of $2.4 million and other net changes.

        Cost of Care.    Cost of care increased by 17.7% or $2.9 million to $19.3 million for the Current Year Quarter from $16.4 million for the Prior Year Quarter. The increase in cost of care is mainly due to net increased membership from existing customers of $1.3 million and higher utilization over the prior year of $2.5 million, partially offset by terminated contracts of $0.9 million. Due to the fact that only a portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and because such provisions are only one of many components in such contracts, the Company does not utilize the percentage of cost of care to revenue as a primary factor in evaluating Workplace performance.

        Direct Service Costs.    Direct service costs increased by 12.1% or $2.3 million to $21.3 million for the Current Year Quarter from $19.0 million for the Prior Year Quarter. The increase in direct service costs is due to higher costs needed to support the Company's increase in net membership from new business and from existing customers. As a percentage of revenue, direct service costs increased from 33.9% for the Prior Year Quarter to 36.3% for the Current Year Quarter. This increase is mainly due to a change in the mix of contracts to include more ASO and cost-plus contracts in the Current Year Quarter.

  Public.

        Net Revenue.    Net revenue related to the Public segment increased by 11.0% or $12.9 million to $129.8 million for the Current Year Quarter from $116.9 million for the Prior Year Quarter. The increase in revenue is mainly due to new business of $8.6 million and net rate increases of $9.9 million, partially offset by net decreased membership from existing customers of $5.0 million and other net decreases of $0.6 million.

        Cost of Care.    Cost of care increased by 6.2% or $6.2 million to $106.8 million for the Current Year Quarter from $100.6 million for the Prior Year Quarter. As a percentage of risk revenue, cost of care decreased from 89.2% for the Prior Year Quarter to 86.3% for the Current Year Quarter. The increase in cost of care is mainly due to new business of $6.1 million and higher utilization over the prior year of $8.7 million, partially offset by net decreased membership from existing customers of $6.4 million and favorable prior fiscal year medical claims development in the Current Year Quarter of $2.2 million. The decrease from the prior year of cost of care as a percentage of risk revenue is mainly due to revenue rate increases which exceeded the impact of increased utilization, and the mix of business comprising the net decrease in membership from existing customers.

        Direct Service Costs.    Direct service costs increased by 12.1% or $1.1 million to $10.2 million for the Current Year Quarter from $9.1 million for the Prior Year Quarter. The increase in direct service costs is primarily due to new business. As a percentage of revenue, direct service costs increased from 7.8% for the Prior Year Quarter to 7.9% for the Current Year Quarter.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries for Public decreased 70.0% or $2.1 million to $0.9 million for the Current Year Quarter from $3.0 million for the Prior Year Quarter. The Public segment's investment in unconsolidated subsidiary relates to Premier. The decrease is primarily due to higher care costs in the Current Year Quarter and the inclusion in the Prior Year Quarter results of the reversal of certain legal accruals.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other segment decreased by 19.2% or $8.8 million to $37.1 million for the Current Year Quarter from $45.9 million for the Prior Year Quarter. As a percentage of total net revenue, other operating costs decreased from 10.3% for the Prior Year Quarter to 8.5% for the Current Year Quarter. The decrease in other operating expenses is mainly due to a reduction in Current Year Quarter discretionary employee benefit costs of $5.3 million, changes in estimates for (a) certain employee benefit-related costs recorded in prior periods of approximately $0.4 million and (b) certain self-insurance and legal reserves of approximately $3.1 million.

        Depreciation and Amortization.    Depreciation and amortization decreased by 30.2% or $4.8 million to $11.1 million for the Current Year Quarter from $15.9 million for the Prior Year Quarter. The decrease is primarily attributable to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded $7.3 million of amortization expense during the Prior Year Quarter. Partially offsetting this decrease is $1.1 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets (See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein).

        Interest, Net.    Net interest expense decreased by 7.5% or $1.9 million to $23.4 million for the Current Year Quarter from $25.3 million for the Prior Year Quarter. The decrease is primarily the result of lower average outstanding debt and interest rates in the Current Year Quarter versus the Prior Year Quarter. Consistent with its strategy, the Company has reduced debt primarily through paydowns with funds received from sales of non-core assets.

        Other Items.    The Company recorded special charges of $3.4 million in the Current Year Quarter related to a restructuring plan that has resulted in the elimination of certain positions and the closure of certain offices. See Note J—"Special Charges" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's effective income tax rate decreased to 41.5% for the Current Year Quarter from 49.1% for the Prior Year Quarter. The Current Year Quarter effective rate exceeds federal statutory rates primarily due to state income tax provision. The Prior Year Quarter effective rate is also impacted by non-deductible goodwill amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2001	2002
Healthcare provider and franchising segments	$146	$824
Specialty managed healthcare segment	—	198

	$146	$1,022

        Income from the healthcare provider and franchising segments is a result of positive settlements of outstanding Medicare and Medicaid cost reports of $1.1 million and $2.4 million for the Prior Year Quarter and Current Year Quarter, respectively, offset by the cost of collections, legal fees and other costs of exiting the business. See Note H—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income from the specialty managed healthcare segment represents the reversal of lease reserves of $0.3 million related to a lease obligation that was settled in the Current Year Quarter.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2001	2002
Specialty managed healthcare segment	$—	$203
Human services segment	(363)	—

	$(363)	$203

        Income on disposal of the specialty managed healthcare segment recorded in the Current Year Quarter is a result of $0.3 million in cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        In the Prior Year Quarter, the Company sold the business and interest that comprised the Company's human services segment. See Note H—"Discontinued Operations" for further discussion.

Six months ended March 31, 2002 ("Current Year Period"), compared to the same period of fiscal 2001 ("Prior Year Period")

  Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 5.7% or $30.7 million to $510.7 million for the Current Year Period from $541.4 million for the Prior Year Period. During fiscal 2001, the Company sold certain operations and assets of Group Practice Affiliates, Inc. ("GPA"), a staff model physician practice with revenues of $2.2 million in fiscal 2001 prior to the sale. In addition, in fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. The decrease in revenue is mainly due to the inclusion in the Prior Year Period of the two TRICARE settlements of $30.3 million, decrease in Aetna revenue mainly due to decreased membership of $20.6 million, terminated contracts of $16.8 million, lower performance revenue of $4.1 million (see below), contract changes (mainly risk to non-risk) of $12.3 million and revenues from GPA prior to its sale in the Prior Year Period of $2.2 million, partially offset by net increased membership from existing customers (excluding Aetna) of $28.6 million, net increases in rates of $12.6 million, current year retroactive rate adjustments for certain contracts of $3.6 million, new business of $5.3 million and other net changes of $5.5 million.

        Performance-based revenues for the Health Plans segment were $11.3 million and $7.2 million in the Prior Year Period and Current Year Period, respectively. The decrease is primarily due to the Prior Year Period containing changes in estimates regarding fiscal 2000 amounts and other contractual developments under certain arrangements for which no contract periods had been previously settled.

        Cost of Care.    Cost of care decreased by 3.1% or $9.9 million to $311.1 million for the Current Year Period from $321.0 million for the Prior Year Period. The Company recorded adjustments to its estimates of claims incurred in prior years of $15.0 million in the Prior Year Period. The Prior Year Period adjustment mainly resulted from the Company's reduction in claims inventory and other claims processing improvements. The decrease in cost of care is primarily due to the $15.0 million net impact of this adjustment in the Prior Year Period decreased membership from Aetna of $14.5 million, terminated contracts of $10.0 million, contract changes (mainly risk to non-risk) of $11.3 million and the effect of the GPA sale of $0.9 million, partially offset by new business of $2.1 million, net increased membership from existing customers (excluding Aetna) of $18.1 million, higher utilization over the Prior Year Period of $13.0 million and unfavorable prior fiscal year medical claims development in the Current Year Period of $8.6 million. Cost of care increased as a percentage of risk revenue from 68.7% in the Prior Year Period to 71.8% in the Current Year Period, mainly due to higher care utilization experienced in the fiscal 2002 period and the inclusion of revenue from the TRICARE settlements in the Prior Year Period, partially offset by rate and other revenue increases in the Current Year Period.

        Direct Service Costs.    Direct service costs increased by 3.2% or $2.7 million to $88.1 million for the Current Year Period from $85.4 million for the Prior Year Period. The increase in direct service costs is due to increased staffing over the Prior Year Period in order to better support the Company's customers, partially offset by the sale of GPA, which had direct service costs of $1.9 million in the Prior Year Period. Direct service costs increased as a percentage of revenue from 15.8% for the Prior Year Period to 17.3% for the Current Year Period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to increased staffing over the Prior Year Period in order to better support the Company's customers and the inclusion of revenue from the TRICARE settlements in the Prior Year Period, partially offset by rate and other revenue increases in the Current Year Period.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased 76.0% or $22.8 million to $7.2 million for the Current Year Period from $30.0 million for the Prior Year Period. The decrease in equity in earnings is primarily due to the inclusion of the Prior Year Period of $22.6 million in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment decreased by 1.2% or $1.4 million to $114.5 million for the Current Year Period from $115.9 million for the Prior Year Period. During the Prior Year Period, the Company sold its Canadian operations. The decrease in revenue is mainly due to the sale of the Company's Canadian operations, which produced revenue of $3.3 million in the Prior Year Period and terminated contracts of $6.2 million, partially offset by new business of $2.7 million, net increased membership from existing customers of $6.6 million and other net changes.

        Cost of Care.    Cost of care increased by 8.1% or $2.8 million to $37.5 million for the Current Year Period from $34.7 million for the Prior Year Period. The increase in cost of care is mainly due to new business of $0.3 million, net increased membership from existing customers of $1.4 million and higher utilization over the Prior Year Period of $5.1 million, partially offset by the sale of the Company's Canadian operations of $0.6 million and terminated contracts of $3.4 million. Due to the fact that only a portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and because such provisions are only one of many components in such contracts, the Company does not utilize the percentage of cost of care to revenue as a primary factor in evaluating Workplace performance.

        Direct Service Costs.    Direct service costs increased by 8.6% or $3.4 million to $42.9 million for the Current Year Period from $39.5 million for the Prior Year Period. The increase in direct service costs is due to higher costs needed to support the Company's increase in net membership from new business and from existing customers, partially offset by the sale of the Company's Canadian operations in the Prior Year Period, which had direct service costs of $2.3 million. As a percentage of revenue, direct service costs increased from 34.1% for the Prior Year Period to 37.5% for the Current Year Period. This increase is mainly due to a change in the mix of contracts to include more ASO and cost-plus contracts in the Current Year Quarter.

  Public.

        Net Revenue.    Net revenue related to the Public segment increased by 10.7% or $24.8 million to $257.6 million for the Current Year Period from $232.8 million for the Prior Year Period. The increase in revenue is mainly due to new business of $13.7 million and net rate increases of $15.4 million, partially offset by net decreased membership from existing customers of $3.8 million and other net decreases of $0.5 million.

        Cost of Care.    Cost of care increased by 8.0% or $15.7 million to $211.7 million for the Current Year Period from $196.0 million for the Prior Year Period. As a percentage of risk revenue, cost of care decreased from 87.4% for the Prior Year Period to 86.3% for the Current Year Period. The increase in cost of care is mainly due to new business of $9.6 million and higher utilization of approximately $13.6 million, partially offset by net decreased membership from existing customers of $5.3 million and favorable prior fiscal year medical claims development in the Current Year Period of $2.2 million.

        Direct Service Costs.    Direct service costs increased by 9.1% or $1.7 million to $20.3 million for the Current Year Period from $18.6 million for the Prior Year Period. The increase in direct service costs is primarily due to new business. As a percentage of revenue, direct service costs decreased from 8.0% for the Prior Year Period to 7.9% for the Current Year Period.

        Equity in earnings (loss) of unconsolidated subsidiaries.    Equity in earnings (loss) of unconsolidated subsidiaries for Public changed 116.7% or $2.1 million to $0.3 million for the Current Year Period from $(1.8) million for the Prior Year Period. The Public segment's investment in unconsolidated subsidiary relates to Premier. The improvement is primarily due to the inclusion in the Prior Year Period of accruals for potential losses from certain legal actions of approximately $3.1 million, partially offset by higher care costs in the Current Year Period.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment decreased by 10.1% or $8.9 million to $79.1 million for the Current Year Period from $88.0 million for the Prior Year Period. As a percentage of total net revenue, other operating costs decreased from 9.9% for the Prior Year Period to 9.0% for the Current Year Period. The decrease in other operating expenses is mainly due to a reduction in Current Year Period discretionary employee benefit costs of $7.2 million, changes in estimates for (a) certain employee benefit related costs recorded in prior periods of approximately $0.4 million and (b) certain self-insurance and legal reserves of approximately $2.6 million, partially offset by fees incurred in conjunction with migration of operating systems of $1.3 million.

        Depreciation and Amortization.    Depreciation and amortization decreased by 32.8% or $10.9 million to $22.3 million for the Current Year Period from $33.2 million for the Prior Year Period. The decrease is primarily attributable to the implementation of SFAS 142. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded $14.7 million of amortization expense during the Prior Year Period. Partially offsetting this decrease is $2.4 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets (See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein).

        Interest, Net.    Net interest expense decreased by 6.3% or $3.1 million to $45.8 million for the Current Year Period from $48.9 million for the Prior Year Period. The Prior Year Period benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. Excluding this item from the Prior Year Period, net interest decreased $5.2 million. The decrease is primarily the result of lower average outstanding debt and interest rates in the fiscal 2002 period versus the fiscal 2001 period. Consistent with its strategy, the Company has reduced debt primarily through paydowns with funds received from sales of non-core assets.

        Other Items.    The Company recorded special charges of $3.3 million in the Prior Year Period related to the loss on the sale of the Company's Canadian subsidiary. The Company recorded special charges of $7.9 million in the Current Year Period related to a restructuring plan that has resulted in the elimination of certain positions and the closure of certain offices. See Note J—"Special Charges" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's effective income tax rate decreased to 41.2% for the Current Year Period from 49.0% for the Prior Year Period. The Current Year Period effective rate exceeds federal statutory rates primarily due to state income tax provision. The Prior Year Period effective rate is also impacted by non-deductible goodwill amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Six Months Ended March 31,
	2001	2002
Healthcare provider and franchising segments	$256	$982
Specialty managed healthcare segment	3,160	198
Human services segment	1,751	—

	$5,167	$1,180

        Income from the healthcare provider and franchising segments is a result of positive settlements of outstanding Medicare and Medicaid cost reports of $4.3 million for both the Current Year Period and Prior Year Period, respectively, offset by the cost of collections, legal fees and other costs of exiting the business. See Note H—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income from the specialty managed healthcare segment in the Prior Year Period represents the settlement of an obligation for less than the amount previously estimated. Income from the specialty managed healthcare segment in the Current Year Period represents the reversal of lease reserves of $0.3 million related to a lease obligation that was settled in the Current Year Quarter.

        Income from the human services segment in the Prior Year Period resulted from the accrual of operating results in conjunction with recordation of the loss on disposal and approval of the plan of disposal. This segment of the Company was sold in March 2001. See Note H—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Six Months Ended March 31,
	2001	2002
Healthcare provider and franchising segments	$—	$820
Specialty managed healthcare segment	—	203
Human services segment	(12,103)	—

	$(12,103)	$1,023

        In the first quarter of fiscal 2002, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV") for $7.6 million, less selling costs of $0.1 million. This resulted in the Company receiving $3.5 million in cash and recording a pre-tax gain of approximately $1.3 million.

        Income on disposal of the specialty managed healthcare segment recorded in the Current Year Period is a result of $0.3 million in cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        In the Prior Year Period, the Company recorded a loss on disposal of the human services segment of approximately $12.1 million. The loss was comprised of a pre-tax loss of $2.8 million and tax provision of $9.3 million. See Note H—"Discontinued Operations" for further discussion.

Outlook—Results of Operations

        The Company's Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts and enrollment changes; (vi) pricing adjustments upon contract renewals (and price competition in general); and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims. Aetna has announced its expectation that its membership may be reduced during the remainder of calendar year 2002. The Company is not fully aware of which members Aetna anticipates will terminate in the future, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of the membership reduction.

        The Company's business is subject to rising care costs, primarily due to increasing utilization patterns in certain portions of its business. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        Interest Rate Risk.    The Company had $148.4 million of total debt outstanding under the senior secured bank credit agreement (the "Credit Agreement") at March 31, 2002. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin. See Note D—"Long-Term Debt and Capital Lease Obligations", to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein. Based on March 31, 2002 borrowing levels under the Credit Agreement, a 25 basis point increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. LIBOR-based Eurodollar borrowing rates have decreased during the six months ended March 31, 2002. One month and six month LIBOR-based Eurodollar rates decreased by approximately 81 basis points and 22 basis points, respectively, between September 2001 and March 2002. The Company's earnings could be adversely affected by increases in interest rates.

        Migration of Operating Systems.    In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining life of certain claims processing platforms, resulting in accelerated depreciation. The estimated remaining useful life was reduced to eighteen months, and the net book value of these assets at March 31, 2002 was $6.8 million. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced as of April 1, 2002 the remaining useful lives of certain information systems to periods ranging from 12-24 months. The net book value of these assets at March 31, 2002 was $10.5 million. The estimated incremental depreciation expense associated with the fiscal 2002 second quarter change in useful lives will be approximately $0.6 million per quarter through the remainder of fiscal 2002. The Company will continue to review the useful lives of its operating systems in conjunction with the implementation of its migration plan. This may result in the Company reducing the useful lives of other operating platforms resulting in increased depreciation expense in future periods. See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein. Total net capitalized internal use software at March 31, 2002 was $35.0 million.

        Restructuring Activities.    In the first quarter of fiscal 2002, the Company approved and began implementing a restructuring plan that will (among other things) eliminate duplicative functions. The Company recorded an initial charge of approximately $4.5 million in the first quarter of fiscal 2002 representing severance and benefits and lease termination costs related to the restructuring plan. The Company recorded an additional charge of $3.4 million in the second quarter of fiscal 2002. See Note J—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare service. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following areas: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, only the regulation relating to electronic transactions and code sets and the regulation relating to privacy have been released in final form.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002. In 2001, Congress passed HR 3323 which, upon filing a formal compliance plan, allows for the delay of the compliance date by one year. President Bush recently signed this bill into law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company intends to file for the extension as permitted by HR 3323.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient consent and authorization to release healthcare information, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30 day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released in the next few months. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 2 years to ensure compliance with the new requirements. The Company incurred approximately $1.9 million in operating costs and $0.8 million in capital expenditures related to HIPAA in the Current Year Period. Management estimates that the Company will incur approximately $5.0 million to $7.0 million in operating expenditures and approximately $6.0 million to $8.0 million in capital expenditures related to these efforts during the remainder of fiscal 2002.

Historical Liquidity and Capital Resources

        Operating Activities.    The Company's net cash provided by operating activities was $38.2 million for the Current Year Period and $43.9 million for the Prior Year Period. During the Current Year Period, operating cash flows were negatively impacted by $43.3 million of interest payments and $2.9 million of cash outflows related to discontinued operations. During the Prior Year Period operating cash flows were: (i) negatively impacted by $53.1 million of interest payments; (ii) negatively impacted by $18.7 million of cash outflows associated with the specialty managed healthcare and healthcare provider segments, severance and other exit costs accrued for during the fourth quarter of fiscal 2000; (iii) benefited by approximately $30.0 million related to settlements of certain contract issues with a customer and (iv) unfavorably affected by increased medical claims payments resulting from the reduction in claims inventory in connection with customer service initiatives.

        Investing Activities.    Capital expenditures increased 15.3%, or $1.7 million, to $12.8 million for the Current Year Period, compared to $11.1 million in the Prior Year Period. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have increased over the prior year as the Company has continued to integrate its operating platforms. During the Current Year Period, the Company sold its remaining Provider JV, receiving approximately $3.5 million in proceeds which resulted in an after-tax gain on sale of discontinued operations of approximately $0.8 million. During the Prior Year Period, proceeds from sale was attributable to the sale of the Company's Canadian subsidiary, the sale of GPA, and the sale of National Mentor Inc. (net of cash conveyed).

        During both the Current Year Period and Prior Year Period, the Company paid contingent purchase consideration to Aetna of $60.0 million related to previously acquired businesses.

        Financing Activities.    During the Current Year Period, the Company repaid $0.7 million of indebtedness outstanding under the Term Loan Facility (as defined herein), made payments on capital lease obligations of $1.3 million, incurred additional fees of approximately $1.3 million related to modifications of the Credit Agreement (as defined herein), had net borrowings of $30.0 million on the Revolving Facility (as defined herein), and had other net financing activities of $0.2 million. As of March 31, 2002, the Company had $72.7 million of availability under the Revolving Facility, excluding $47.3 million of availability reserved for certain letters of credit.

Outlook—Liquidity and Capital Resources

        Revolving Facility and Liquidity.    The Company had a working capital deficit of $(156.3) million and $(91.8) million as of September 30, 2001 and March 31, 2002, respectively. The Company has limited unrestricted cash and is reliant on amounts outstanding under its Revolving Facility for additional liquidity. The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At March 31, 2002, the Company had outstanding loans of $30.0 million and approximately $47.3 million of letters of credit resulting in approximately $72.7 million of availability under the Revolving Facility. The Company anticipates its letter of credit requirements to increase in future periods as it expands certain business and to replace or collateralize surety bonds due to the current conditions of the surety bond market. The Company currently has approximately $23.1 million of uncollateralized surety bonds outstanding. The Company estimates that it will spend approximately $30.0 million for capital expenditures in the remainder of fiscal 2002. The majority of the Company's capital expenditures relate to management information systems and related equipment. In conjunction with the Company's on-going integration plan and efforts to comply with HIPAA, the Company expects to incur expenditures to improve and/or remediate its computer systems. The Company expects to continue to fund these expenditures from operating cash flows.

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

        Restrictive Financing Covenants.    The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and the Credit Agreement, the Subordinated Notes Indenture and the Senior Notes Indenture limit the Company's ability to incur additional indebtedness. These restrictions, together with the highly leveraged financial condition of the Company, may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the indenture for the 9.0% Senior Subordinated Notes due fiscal 2008 (the "Subordinated Notes") and the indenture for the Senior Notes), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock, and make acquisitions.

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

        The Company received an amendment to the Credit Agreement dated December 26, 2001 that, among other things: (1) defers from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002, the implementation of a more restrictive leverage ratio covenant (total debt divided by previous twelve months' EBITDA, as defined for financial covenants); and (2) excludes from the calculation of EBITDA, as defined for financial covenants, certain contract settlement charges incurred in the fourth quarter of fiscal 2001 and certain restructuring charges expected to be incurred in fiscal 2002. Under the Credit Agreement, EBITDA for financial covenants is defined as earnings before interest, taxes, depreciation and amortization, but including interest income. Management believes that the Company will remain in compliance with its financial covenants during the remainder of fiscal 2002; however, there can be no assurance that the Company will remain in compliance with such covenants if the Company's forecasted financial results are not achieved, the Company is unable to improve liquidity and cash flows and/or the Company experiences adverse outcomes of certain litigation and claims outstanding (see Note I to the unaudited condensed consolidated financial statements included elsewhere herein). As of June 30, 2003, the Company's financial covenants under the Credit Agreement become more restrictive and the Company is currently estimating that it may not comply with such covenants at that time. Management is evaluating certain alternatives to alleviate this potential future issue, including further amendments to the Credit Agreement or refinancing amounts outstanding under the Credit Agreement. There can be no assurance that management will be able to successfully implement such alternatives.

        Debt Service Obligations.    The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due February 2008, the $250.0 million 9.375% Senior Notes due November 2007, and interest and principal payments on indebtedness outstanding pursuant to the Company's Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $118.4 million, as of March 31, 2002, under the Term Loan Facility and up to $150.0 million under the Revolving Facility. The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility, the principal amount of the Subordinated Notes, and the principal amount of the Senior Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2002	$0.7
2003	14.8
2004	48.8
2005	44.3
2006	9.8
2007 and beyond	875.0

        In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had $30.0 million of loans outstanding and $47.3 million in letters of credit under the Revolving Facility as of March 31, 2002.

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

        The Company paid $60.0 million to Aetna for each of the Contract Years ended December 31, 1998, 1999, and 2000. The full $60.0 million payment related to Contract Year 3 (2000) was paid during the second quarter of fiscal 2001. The Company paid the Contract Year 4 obligation of $60.0 million in January 2002.

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

        Discontinued Operations.    In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider: As of March 31, 2002, the Company has $8.4 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider segment. The remaining liabilities consist of estimated amounts accrued for medicare cost report liabilities, pending litigation, lease obligations, net of subleases, for certain properties through September of 2010 and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements and collections of patient receivables.

  •
  Specialty Managed Healthcare: As of March 31, 2002, the Company has $3.9 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $3.2 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of amounts accrued for pending litigation, settlements and other various costs. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

  •
  Human Services Segment: As of March 31, 2002, the Company has $0.7 million accrued on its consolidated balance sheet for obligations related to the discontinued human services segment. This balance is comprised of amounts accrued for federal and state taxes, various insurance payments and other estimated liabilities. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30,

2001, to be accounted for using the purchase method. The Company currently uses the purchase method of accounting.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The Company early adopted this accounting standard in the first quarter of fiscal 2002, as permitted. See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein for a description of SFAS No. 142 and the impact of its implementation to the Company.

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

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amends SFAS 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties. The Company adopted these pronouncements in fiscal 2001 and they have not had a material effect on the Company's financial statements.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

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

        From time to time, the Company receives notifications from and engages in discussions with various governmental agencies concerning its respective managed care businesses and operations. As a result of these contacts with regulators, the Company in many instances implements changes to its operations, revises its filings with such agencies and/or seeks additional licenses to conduct its business. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensure as a single service health maintenance organization, third-party administrator or utilization review agent in one or more jurisdictions.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of the Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. Wachovia also alleges fraud, negligent misrepresentation and other claims and asserts its losses exceed $30 million (plus costs and interest which amount to approximately $7 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. This matter is scheduled to go to trial in June 2002. While an outcome cannot be determined, the Company believes the claims of Wachovia are without merit and is defending them vigorously. The Company has not recorded any reserves related to this matter.

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

        The Company also is subject to or party to other litigation and claims relating to its operations and business practices. The Company's managed care litigation matters include a class action lawsuit, which alleges that a provider at a Company facility violated privacy rights of certain patients.

        In the opinion of management, the Company has recorded reserves that are adequate to cover litigation and claims that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard. One or more significant adverse outcomes with regard to such litigation and claims could impair the Company's ability to comply with certain financial covenants under its Credit Agreement.

Item 6.—Exhibits and Reports on Form 8-K

        (a) Exhibits

        None.

        (b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (REGISTRANT)
Date: May 15, 2002	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURES