Form 10-Q
period 2002-06-30
MAGELLAN HEALTH SERVICES INC
filed 2002-08-14
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of the registrant's common stock outstanding as of July 31, 2002 was 35,138,686.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2001	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,216	$34,187
Accounts receivable, less allowance for doubtful accounts of $6,357 at September 30, 2001 and $4,382 at June 30, 2002	103,642	99,375
Restricted cash and investments	122,448	116,828
Refundable income taxes	1,741	2,326
Other current assets	17,964	6,328

Total current assets	274,011	259,044
Property and equipment, net of accumulated depreciation of $92,823 at September 30, 2001 and $119,355 at June 30, 2002	94,322	86,084
Deferred income taxes	81,558	67,583
Investments in unconsolidated subsidiaries	10,899	10,143
Other long-term assets	53,522	45,046
Goodwill and other intangible assets, net	1,152,393	1,202,753

	$1,666,705	$1,670,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,765	$20,472
Accrued liabilities	193,243	178,470
Medical claims payable	209,214	204,495
Current maturities of long-term debt and capital lease obligations	4,063	13,356

Total current liabilities	430,285	416,793

Long-term debt and capital lease obligations	1,002,293	1,005,943

Deferred credits and other long-term liabilities	8,694	982

Minority interest	563	593

Commitments and contingencies
Redeemable preferred stock	62,682	66,432

Stockholders' equity:
Preferred stock, without par value
Authorized — 9,793 shares at September 30, 2001 and June 30, 2002
Issued and outstanding — none	—	—
Common stock, par value $0.25 per share
Authorized — 80,000 shares
Issued 36,953 shares and outstanding 34,664 shares at September 30, 2001 and issued 37,215 shares and outstanding 34,926 shares at June 30, 2002	9,238	9,303
Other stockholders' equity
Additional paid-in capital	358,273	355,588
Accumulated deficit	(185,803)	(165,461)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2001 and June 30, 2002	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(261)	(261)

Total stockholders' equity	162,188	179,910

	$1,666,705	$1,670,653

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2001	2002	2001	2002
Net revenue	$432,875	$437,066	$1,322,950	$1,319,827

Cost and expenses:
Salaries, cost of care and other operating expenses	382,427	394,165	1,165,547	1,184,874
Equity in earnings of unconsolidated subsidiaries	(5,013)	(140)	(33,236)	(7,664)
Depreciation and amortization	17,071	12,192	50,259	34,510
Interest, net	22,023	23,583	70,920	69,380
Special charges	—	1,329	3,340	9,190

	416,508	431,129	1,256,830	1,290,290

Income from continuing operations before income taxes and minority interest	16,367	5,937	66,120	29,537
Provision for income taxes	8,987	2,581	33,364	12,305

Income from continuing operations before minority interest	7,380	3,356	32,756	17,232
Minority interest	19	(27)	71	19

Income from continuing operations	7,361	3,383	32,685	17,213
Discontinued operations:
Income from discontinued operations(1)	467	1,711	5,634	2,891
Income (loss) on disposal of discontinued operations(2)	2,707	(785)	(9,396)	238

	3,174	926	(3,762)	3,129

Income before extraordinary item	10,535	4,309	28,923	20,342
Extraordinary item — net loss on early extinguishment of debt, net of tax benefit	(3,984)	—	(3,984)	—
Net income	6,551	4,309	24,939	20,342
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,266	1,327	3,747	3,842

Income available to common stockholders	5,285	2,982	21,192	16,500
Other comprehensive loss	—	—	(68)	—

Comprehensive income	$5,285	$2,982	$21,124	$16,500

Weighted average number of common shares outstanding — basic	33,696	34,897	33,081	34,776

Weighted average number of common shares outstanding — diluted	36,315	35,473	41,299	35,558

Income per common share available to common stockholders — basic:
Income from continuing operations	$0.18	$0.06	$0.87	$0.38

Income (loss) from discontinued operations	$0.10	$0.03	$(0.11)	$0.09

Extraordinary loss on early extinguishment of debt	$(0.12)	$—	$(0.12)	$—

Net income	$0.16	$0.09	$0.64	$0.47

Income per common share available to common stockholders — diluted:
Income from continuing operations	$0.17	$0.06	$0.79	$0.37

Income (loss) from discontinued operations	$0.09	$0.02	$(0.09)	$0.09

Extraordinary loss on early extinguishment of debt	$(0.11)	$—	$(0.10)	$—

Net income	$0.15	$0.08	$0.60	$0.46

(1)
Net of income tax provision of $218 and $920 for the three months ended June 30, 2001 and 2002, respectively, and $3,464 and $1,556 for the nine months ended June 30, 2001 and 2002, respectively.

(2)
Net of income tax provision (benefit) of $1,457 and $(422) for the three months ended June 30, 2001 and 2002, respectively, and $10,761 and $129 for the nine months ended June 30, 2001 and 2002, respectively.

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net income	$24,939	$20,342
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	1,575	(1,262)
Depreciation and amortization	52,242	34,510
Equity in earnings of unconsolidated subsidiaries	(33,236)	(7,664)
Stock option expense	636	—
Non-cash interest expense	3,887	4,010
Extraordinary loss on early extinguishment of debt	3,984	—
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(23,816)	(1,252)
Restricted cash and investments	38,738	6,814
Other assets	548	13,983
Accounts payable and other accrued liabilities	(58,747)	(19,312)
Medical claims payable	(10,259)	644
Income taxes payable and deferred income taxes	43,585	13,390
Distributions received from unconsolidated subsidiaries	35,399	8,420
Other liabilities	(3,477)	(1,072)
Other	1,138	1,649

Total adjustments	52,197	52,858

Net cash provided by operating activities	77,136	73,200

Cash flows from investing activities:
Capital expenditures	(17,962)	(19,482)
Acquisitions and investments in businesses, net of cash acquired	(84,000)	(62,371)
Proceeds from sale of assets, net of transaction costs	103,428	3,500

Net cash provided by (used in) investing activities	1,466	(78,353)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	353,791	75,000
Payments on debt and capital lease obligations	(457,372)	(63,137)
Proceeds from exercise of stock options and warrants	6,572	664
Credit agreement amendment fees and other	—	(1,403)

Net cash provided by (used in) financing activities	(97,009)	11,124

Net increase (decrease) in cash and cash equivalents	(18,407)	5,971
Cash and cash equivalents at beginning of period	47,507	28,216

Cash and cash equivalents at end of period	$29,100	$34,187

The accompanying notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues, including revenues from the Company's TRICARE contracts, earned for the three months ended June 30, 2001 and 2002 approximated $376.5 million and $383.6 million, respectively, and approximated $1,159.4 million and $1,153.0 million for the nine months ended June 30, 2001 and 2002, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $5.3 million and $4.3 million during the three months ended June 30, 2001 and 2002, respectively, and approximately $19.0 million and $11.7 million during the nine months ended June 30, 2001 and 2002, respectively.

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

        The Company recorded estimated liabilities of approximately $3.8 million and $0.9 million as of September 30, 2001 and June 30, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such liabilities were recorded as deductions from revenues. While management believes that the estimated liabilities for TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues in the nine month period ended June 30, 2001.

Significant Customers

        Net revenues from two of the Company's customers each exceeded 10% of consolidated net revenues in each of the three and nine month periods ended June 30, 2001 and 2002, respectively. Net revenue from the State of Tennessee's TennCare program approximated $63.2 million and $59.6 million of consolidated net revenues for the three months ended June 30, 2001 and 2002, respectively, and $184.6 million and $174.5 million of consolidated net revenues for the nine months ended June 30, 2001 and 2002, respectively. Net revenue from Aetna, Inc. ("Aetna") approximated $79.8 million and $55.8 million of consolidated net revenues for the three months ended June 30, 2001 and 2002, respectively, and $238.4 million and $195.9 million of consolidated net revenues for the nine months ended June 30, 2001 and 2002, respectively. The declines in Aetna revenues were mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during the year in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be further reduced during the remainder of calendar year 2002. The Company is not fully aware of which members Aetna anticipates will terminate in the future, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of the membership reduction.

Property and Equipment

        In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. At the end of the second quarter of fiscal 2002, the Company appoved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced, as of April 1, 2002, the remaining useful lives of certain other information systems to periods ranging from 12-24 months. The net book value of assets affected by these changes in useful lives at June 30, 2002 was $14.7 million.

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the three and nine month periods ended June 30, 2002 by $1.8 million and $4.2 million, respectively, and to reduce net income for the three and nine month periods ended June 30, 2002 by $1.1 million and $2.5 million, respectively, or $0.03 and $0.07 per diluted share. The Company expects to incur incremental depreciation expense of $1.8 million related to these changes in useful lives in the fourth quarter of fiscal 2002.

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

        In accordance with the early adoption of SFAS 142, the Company must perform an initial impairment test as of October 1, 2001. Accordingly, the Company has completed the first phase of the goodwill impairment test and has determined that the allocated book value of its Workplace segment exceeds its fair value. Therefore, the Company plans to proceed with the second phase of the impairment test, which is the measurement of the potential loss. The Company will record any impairment charge as a change in accounting principle, separate from operating results. The Company expects to complete its analyses and record the impact of the change in accounting principle no later than September 30, 2002. The Company will perform its annual impairment test as of July 1, 2002, during the Company's fiscal quarter ending September 30, 2002.

        Adoption of SFAS 142 resulted in the Company not recording approximately $7.8 million and $23.4 million of amortization expense during the three months and nine months ended June 30, 2002, respectively. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded approximately $7.5 million and $22.2 million of amortization expense during the three months and nine months ended June 30, 2001, respectively. The following table summarizes the proforma effects on the three months and nine months ended June 30, 2001 had SFAS 142 been adopted October 1, 2000.

	Three Months Ended June 30, 2001		Nine Months Ended June 30, 2001
	Reported	Proforma	Reported	Proforma
Income from continuing operations	$7,361	$14,055	$32,685	$52,461

Net income	$6,551	$13,245	$24,939	$45,201

Income from continuing operations—per diluted share	$0.17	$0.33	$0.79	$1.27

Net income—per diluted share	$0.15	$0.31	$0.60	$1.09

Income Taxes

        The Company's effective income tax rate approximated 54.9% and 43.5% for the three months ended June 30, 2001 and 2002, respectively, and 50.5% and 41.7% for the nine months ended June 30, 2001 and 2002, respectively. The effective rates for the current year periods exceed federal statutory rates primarily due to state income tax provision. The prior year periods are also impacted by non-deductible goodwill amortization resulting primarily from acquisitions.

NOTE B—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the nine months ended June 30, 2001 and 2002 (in thousands):

	Nine Months Ended June 30,
	2001	2002
Income taxes paid, net of refunds received	$3,957	$587

Interest paid	$59,985	$58,822

NOTE C—Goodwill and Other Intangible Assets, Net

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is not amortized in accordance with SFAS 142. See Note A—"Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets." The Company's goodwill was approximately $1,033.3 million and $1,126.0 million at September 30, 2001 and June 30, 2002, respectively. During the first quarter of fiscal 2002, the Company reclassified certain workforce intangible assets to goodwill as part of adopting SFAS 142. The Company also identified $35.1 million associated with a portion of the contingent purchase price payments related to the acquisition of Human Affairs International ("HAI") which was previously capitalized as intangible assets and should have been capitalized as goodwill. These amounts were reclassified to goodwill during the first quarter of fiscal 2002. The classification of these amounts did not have a material impact on any reporting period.

        In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent purchase price payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company paid $60.0 million to Aetna for each of the first four years subsequent to closing, including $60 million paid in each of fiscal years 2001 and 2002, and has accrued the final payment in June 2002.

Other Intangible Assets, Net

        Intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. The following is a summary of acquired intangibles, the estimated useful life and the net book value at June 30, 2002 (in thousands):

Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	9 to 30 years	$111,726	$(41,284)	$70,442
Provider networks	30 years	6,210	(926)	5,284
Trademarks and copyrights	8 years	3,984	(2,981)	1,003

		$121,920	$(45,191)	$76,729

        Amortization expense for the three months and nine months ended June 30, 2002 was $2.4 million and $7.2 million, respectively.

        Deferred financing costs, which were previously classified as intangible assets, have been reclassified by the Company into other long term assets at September 30, 2001 and June 30, 2002.

NOTE D—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2001 and June 30, 2002 is as follows (in thousands):

	September 30, 2001	June 30, 2002
Credit Agreement:
Revolving Facility (4.875% to 6.75% at June 30, 2002) due through fiscal 2004	$—	$15,000
Term Loan Facility (5.625% to 5.875% at June 30, 2002) due through fiscal 2006	119,115	118,006
9.375% Senior Notes due fiscal 2008	250,000	250,000
9.0% Senior Subordinated Notes due fiscal 2008	625,000	625,000
1.30% to 10.0% capital lease obligations due through fiscal 2014	12,241	11,293

	1,006,356	1,019,299
Less amounts due within one year	4,063	13,356

	$1,002,293	$1,005,943

        The Credit Agreement, as amended, provides for a Term Loan Facility in an original aggregate principal amount of $550.0 million, and a Revolving Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company and its subsidiaries in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $51.2 million at June 30, 2002. The Revolving Facility matures on February 12, 2004. Subsequent to June 30, 2002, the Company borrowed $30.0 million under the Revolving Facility, leaving a total outstanding balance for the Revolving Facility of $45.0 million as of August 13, 2002.

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

        The Credit Agreement also requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a maximum senior debt ratio. The breach of any such covenants, ratios or tests could result in a default under the Credit Agreement which then could result in a default under the Senior Notes Indenture or the Subordinated Notes Indenture, which defaults would permit the lenders under the Credit Agreement, and in certain circumstances the holders of the Senior Notes or Subordinated Notes, to declare all amounts outstanding under those agreements to be immediately due and payable, together with accrued and unpaid interest. Management estimates that the Company will not be in compliance with one or more of its financial covenants, as amended, as of September 30, 2002 and beyond. Management is evaluating certain alternatives to alleviate this issue, including further amendments to the Credit Agreement or refinancing amounts outstanding under the Credit Agreement. There can be no assurance that management will be able to successfully implement such alternatives. If the Company is unable to implement such alternatives at sufficient financing levels, the Company would not have the liquidity necessary to repay any debt that was so accelerated, and the Company's ability to obtain liquidity required for its operations would be uncertain. The Company's auditors have informed management that if the Company is unable to sufficiently remediate its anticipated non-compliance with debt covenants, the auditors expect to issue a going concern modification within the auditor's report on the September 30, 2002 financial statements.

        In fiscal 2001, the Company issued $250.0 million of 9.375% Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not registered and/or exchanged the Senior Notes by the required dates and therefore is subject to penalty interest. Penalty interest is calculated at the rate of $0.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged. During the nine months ended June 30, 2002, the Company incurred approximately $1.3 million in penalty interest, of which $0.9 million has been paid as of June 30, 2002.

NOTE E—Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30, 2001	June 30, 2002
Accrued interest	$15,157	$25,103
HAI contingent purchase price	60,000	60,000
Other	118,086	93,367

	$193,243	$178,470

NOTE F—Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Numerator:
Income from continuing operations	$7,361	$3,383	$32,685	$17,213
Less preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,266	1,327	3,747	3,842

Income from continuing operations available to common stockholders — basic	6,095	2,056	28,938	13,371
Add: presumed conversion of redeemable preferred stock	—	—	3,747	—

Income from continuing operations available to common stockholders — diluted	$6,095	$2,056	$32,685	$13,371

Denominator:
Weighted average common shares outstanding — basic	33,696	34,897	33,081	34,776
Common stock equivalents — stock options	1,772	576	1,181	780
Common stock equivalents — warrants	9	—	6	2
Common stock equivalents — redeemable preferred stock	505	—	6,920	—
Common stock equivalents — redeemable preferred stock option	333	—	111	—

Weighted average common shares outstanding — diluted	36,315	35,473	41,299	35,558

Income from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.18	$0.06	$0.87	$0.38

Diluted (diluted numerator/diluted denominator)	$0.17	$0.06	$0.79	$0.37

        Conversion of the redeemable preferred stock (see Note L—"Redeemable Preferred Stock") was presumed for the nine months ended June 30, 2001. Conversion of the redeemable preferred stock was not presumed for the three months ended June 30, 2001 and 2002, and for the nine months ended June 30, 2002, due to the anti-dilutive effect. In addition, accrued dividends on redeemable preferred stock, which were payable in cash or common stock as of June 30, 2001, were payable only in cash at June 30, 2002. Certain stock options and warrants which were outstanding during the three months and nine months ended June 30, 2001 and 2002, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

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

        A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 2001	June 30, 2002
Current assets	$28,516	$15,667
Property and equipment, net	143	107

Total assets	$28,659	$15,774

Current liabilities	$26,694	$13,495
Other liabilities	2,082	—
Partners' capital	(117)	2,279

Total liabilities and partners' capital	$28,659	$15,774

Company investment in Choice	$(59)	$1,140

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Net revenue	$17,842	$16,423	$90,188	$47,328
Operating expenses	9,263	11,053	24,476	30,334

Net income	$8,579	$5,370	$65,712	$16,994

Company equity income	$4,289	$2,685	$32,858	$8,497

Cash distribution from Choice	$25,931	$1,827	$35,024	$7,298

        Choice's subcontract with respect to TRICARE has similar provisions as the Company's TRICARE arrangements (See Note A—"Summary of Significant Accounting Policies"). During the second quarter of fiscal 2001, Choice and its contractor agreed to a settlement of a joint appeal regarding incorrect data provided and contractual issues related to the initial bidding process, resulting in Choice receiving approximately $50.0 million. As a result, net revenue for Choice for the nine months ended June 30, 2001 includes $45.9 million related to the settlement of this contingent claim and the Company's equity in earnings of Choice benefited by 50% of such settlement revenue. Approximately $2.8 million of the $50.0 million settlement is recorded as deferred revenue at June 30, 2002 and will be fully recognized by June 2003, based on the terms of the settlement.

        Premier Behavioral Systems, LLC.    The Company owns a 50% interest in Premier Behavioral Systems, LLC ("Premier"). Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2001 and June 30, 2002 was $5.6 million and $1.8 million, respectively. The Company's equity in earnings (loss) of Premier for the three months ended June 30, 2001 and 2002 was $0.1 million and $(4.2) million, respectively, and for the nine months ended June 30, 2001 and 2002 was $(1.7) million and $(3.8) million, respectively. The Company has not received a partnership distribution from Premier in any period presented. In May 2002, the Company signed a new contract with the State of Tennessee under which the Company will provide all services under the TennCare program through a direct contract. The new TennCare contract covers the period from July 1, 2002 through December 31, 2003. Premier was to cease providing services upon the expiration of its contract on June 30, 2002, however the State of Tennessee has delayed the transfer of Premier's TennCare membership to the Company pending the State's clarification of certain matters regarding the membership transfer. The Company believes that the Premier membership will shift to the Company during either the first or second quarter of fiscal 2003, at which time the Premier contract will terminate. The State of Tennessee requires Premier to exist for 24 months after contract termination during which time the final run-out of claims and other liabilities will occur.

        Royal Health Care, LLC.    The Company owns a 37.1% interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001 and June 30, 2002 was $5.3 million and $7.2 million, respectively. The Company's equity in earnings of Royal for the three months ended June 30, 2001 and 2002 was $0.7 million and $1.6 million, respectively, and for the nine months ended June 30, 2001 and 2002 was $2.0 million and $3.0 million, respectively. The Company received $0.0 million and $0.4 million in partnership distributions from Royal for the three months ended June 30, 2001 and 2002, respectively. The Company received $0.4 million and $1.1 million in partnership distributions from Royal for the nine months ended June 30, 2001 and 2002, respectively. The Company's equity in income from Royal for the three months and nine months ended June 30, 2002 includes a favorable $0.7 million retroactive adjustment associated with a change in the operating agreement for Royal.

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

Specialty Managed Healthcare Segment

        On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provided specialty managed care services, including risk-based products and administrative services, to a variety of insurance companies and other customers. Allied's products included, among other things, claims authorization, analysis, adjudication and payment, comprising multiple clinical specialties. The Company paid approximately $50.0 million for Allied, with cash on hand. During the quarter ended December 31, 1998, the Company and the former owners of Allied amended the Allied purchase agreement (the "Allied Amendments"). The Allied Amendments resulted in the Company paying the former owners of Allied $4.5 million additional consideration, which was recorded as goodwill. On February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), which also provided specialty managed care services. The initial purchase price of Vivra was $10.25 million, excluding transaction costs. Allied and Vivra, as well as certain other related assets, comprised the Company's specialty managed healthcare segment. The Company accounted for the Allied and Vivra acquisitions using the purchase method of accounting.

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into by Allied and Vivra; however, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at June 30, 2002.

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

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for: (a) fiscal 1999 and prior for the discontinuance of the healthcare provider and healthcare franchising businesses; (b) fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment; and

(c) the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of discontinued operations segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Healthcare Provider and Healthcare Franchising Segments
Net revenue(1)	$1,381	$4,440	$5,645	$8,723

Salaries, cost of care and other operating expenses	696	1,809	4,534	4,580
Depreciation and amortization	—	—	—	—
Other expenses (income)(2)(3)	(2,489)	886	(2,319)	596

Net income	$3,174	$1,745	$3,430	$3,547

Speciality Managed Healthcare Segment
Net revenue	$1,447	$—	$16,846	$—

Salaries, cost of care and other operating expenses	1,447	—	11,984	(304)
Depreciation and amortization	—	—	—	—
Other expenses(2)(3)	—	819	1,702	722

Net income (loss)	$—	$(819)	$3,160	$(418)

Human Services Segment
Net revenue	$—	$—	$91,654	$—

Salaries, cost of care and other operating expenses	—	—	86,546	—
Depreciation and amortization	—	—	1,983	—
Other expenses(2)(3)	—	—	13,477	—

Net loss	$—	$—	$(10,352)	$—

Discontinued Operations — Combined
Net revenue	$2,828	$4,440	$114,145	$8,723

Salaries, cost of care and other operating expenses	2,143	1,809	103,064	4,276
Depreciation and amortization	—	—	1,983	—
Other expenses (income)(2)(3)	(2,489)	1,705	12,860	1,318

Net income (loss)	$3,174	$926	$(3,762)	$3,129

(1)
Amounts represent positive settlements of certain outstanding Medicare and Medicaid cost reports, net of cost of collection, legal fees and settlement of other liabilities. Net revenue for the three and nine months ending June 30, 2002 related to the healthcare provider and franchising segments includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of approximately $3.1 million, before taxes.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes, minority interest and (income) loss from disposal of discontinued operations.

Remaining Assets and Liabilities

        Healthcare Provider and Healthcare Franchising—Segments.    The remaining assets and liabilities of the provider business at June 30, 2002 include, among other things, (i) restricted cash of $1.2 million, (ii) hospital-based real estate of $3.4 million, (iii) long-term debt of $6.4 million related to the hospital-based real estate and (iv) accrued liabilities of $7.6 million. The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to its operating and business practices prior to June 17, 1997. See Note I—"Commitments and Contingencies".

        Specialty Managed Healthcare Segment.    The remaining assets and liabilities of the specialty managed healthcare segment at June 30, 2002 include, among other things, (i) cash and security deposits of $0.2 million, (ii) reserve for discontinued operations of $4.1 million and (iii) accounts payable and accrued liabilities of $0.6 million.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment:

Type of Cost	Balance September 30, 2001	Additions(1)	Payments	Balance June 30, 2002
Lease exit costs	$3,642	$1,275	$(775)	$4,142

(1)
The Company reevaluated its lease reserve balance related to the specialty managed healthcare segment as of June 30, 2002. The reserve was increased by an estimated $1.3 million to reflect changes in estimates.

        Human Services Segment. As of June 30, 2002 the human services segment has remaining liabilities of $0.7 million consisting of accrued liabilities.

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

        The Company previously maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period beginning June 17, 2002. The new policies are also written on a "claims-made" basis, and are subject to a $1.0 million per claim ($5.0 million per class action claim) unaggregated self-insured retention for managed care liability, and a $250,000 per claim unaggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, excluding portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

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

HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare service. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following areas: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy and employer IDs have been released in final form.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company intends to file for the extension as permitted by law.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient consent and authorization to release healthcare information, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30 day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation will be published in the August 14, 2002 Federal Register.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released sometime after September 30, 2002. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information.

        The provider ID and employer ID regulations are similar in concept. The provider ID regulation was published in draft form on May 7, 1998 and would create a unique number for healthcare providers that will be used by all health plans. The employer ID regulation was published in draft form on June 16, 1998 and calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number for employers that will be used by all health plans. The final regulation on employer IDs was published on May 31, 2002 with a compliance date of July 30, 2004. The health plan ID and individual ID regulations have not been released in draft form.

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 18 to 21 months to ensure compliance with the new requirements. The Company incurred approximately $2.7 million in operating costs and $1.9 million in capital expenditures related to HIPAA in the nine months ended June 30, 2002. Management estimates that the Company will incur approximately $1.0 million to $2.0 million in operating expenditures and approximately $2.0 million to $3.0 million in capital expenditures related to these efforts during the fourth quarter of fiscal 2002.

Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor

("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $8 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. This matter is scheduled to go to trial in October 2002. As a result of court-ordered mediation, management is considering settlement of this claim at substantially less than the amount of claimed losses, contingent upon the approval of our board of directors and the exclusion of the potential settlement from the financial covenants under the Company's current or refinanced debt instruments. This latter condition is not largely within the Company's control and neither of these conditions has been satisfied. As a result, the Company has not recorded any reserves relating to this matter.

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

NOTE J—Special Charges

        In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan (as defined below) to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. ABI resulted in the recognition of special charges of approximately $0.5 million during the three-month period ended June 30, 2002 to terminate 30 employees, the majority of which were field operational personnel. The employee termination costs of $0.5 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in the third quarter of fiscal 2002, and six terminations were completed by June 30, 2002. The majority of the employee termination costs currently accrued will be paid in full by June 30, 2003. At June 30, 2002, outstanding liabilities of $0.5 million related to ABI are included in "Accrued liabilities" in the accompanying Balance Sheets. The following provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance June 30, 2002
Employee severance and termination benefits	$—	$482	$—	$482

        As of December 31, 2001, management committed the company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during the nine-month period ended June 30, 2002. The special charges consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $6.3 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in the first three quarters of fiscal 2002, and all terminations were completed by June 30, 2002. The majority of the employee termination costs will be paid in full by March 31, 2003. The special charges of $1.9 million to downsize and close excess facilities were incurred in connection with the closure of approximately 12 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2002 through fiscal 2006. At June 30, 2002, outstanding liabilities of $3.4 million related to the 2002 Restructuring Plan are included in "Accrued liabilities" in the accompanying Balance Sheets. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance June 30, 2002
Employee severance and termination benefits	$—	$6,257	$(4,228)	$2,029
Lease termination and other costs	—	1,951	(606)	1,345

	$—	$8,208	$(4,834)	$3,374

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

        During the fourth quarter of fiscal 2000 the Company incurred special charges related to the closure of certain provider offices and restructuring of the corporate function and certain behavioral managed healthcare office sites. Upon reevaluation of lease reserves related to this restructuring plan in the third quarter of fiscal 2002, the Company recorded estimated additional lease reserves in the amount of $0.5 million. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance June 30, 2002
Employee severance and termination benefits	$774	$—	$(695)	$79
Lease termination and other costs	2,188	500	(1,017)	1,671

	$2,962	$500	$(1,712)	$1,750

NOTE K—Business Segment Information

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

        Health Plans.    The Company provides managed behavioral healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. Certain of the Company's health plan customers include Blue Cross/Blue Shield plans, Aetna and TRICARE.

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

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with health maintenance organizations ("HMOs") focused on Medicaid beneficiary populations. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through its Premier joint venture. In May 2002, the Company signed a new contract with the State of Tennessee under which the Company will provide all services under the TennCare program through a direct contract. The new TennCare contract covers the period from July 1, 2002 through December 31, 2003. Premier was to cease providing services upon the expiration of its contract on June 30, 2002, however the State of Tennessee has delayed the transfer of Premier's TennCare membership to the Company pending the State's clarification of certain matters regarding the membership transfer. The Company believes that the Premier membership will shift to the Company during either the first or second quarter of fiscal 2003, at which time the Premier contract will terminate. The State of Tennessee requires Premier to exist for 24 months after contract termination during which time the final run-out of claims and other liabilities will occur. Public risk contracts generally have higher average per member premiums, costs and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing, and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended June 30, 2001
Net revenue	$256,212	$56,798	$119,865	$—	$432,875
Cost of care	149,981	16,959	101,456	—	268,396
Direct service costs	43,377	20,114	9,255	—	72,746
Other operating expenses	—	—	—	41,285	41,285
Equity in earnings of unconsolidated subsidiaries	(4,956)	—	(57)	—	(5,013)
Segment profit (loss)	$67,810	$19,725	$9,211	$(41,285)	$55,461
Three Months Ended June 30, 2002
Net revenue	$237,187	$57,211	$142,668	$—	$437,066
Cost of care	141,322	19,311	119,710	—	280,343
Direct service costs	42,676	21,552	10,255	—	74,483
Other operating expenses	—	—	—	39,339	39,339
Equity in (earnings) loss of unconsolidated subsidiaries	(4,327)	—	4,187	—	(140)
Segment profit (loss)	$57,516	$16,348	$8,516	$(39,339)	$43,041
Nine Months Ended June 30, 2001
Net revenue	$797,578	$172,747	$352,625	$—	$1,322,950
Cost of care	471,018	51,611	297,454	—	820,083
Direct service costs	128,752	59,614	27,836	—	216,202
Other operating expenses	—	—	—	129,262	129,262
Equity in (earnings) loss of unconsolidated subsidiaries	(34,939)	—	1,703	—	(33,236)
Segment profit (loss)	$232,747	$61,522	$25,632	$(129,262)	$190,639
Nine Months Ended June 30, 2002
Net revenue	$747,914	$171,745	$400,168	$—	$1,319,827
Cost of care	452,388	56,852	331,445	—	840,685
Direct service costs	130,804	64,466	30,509	—	225,779
Other operating expenses	—	—	—	118,410	118,410
Equity in (earnings) loss of unconsolidated subsidiaries	(11,503)	—	3,839	—	(7,664)
Segment profit (loss)	$176,225	$50,427	$34,375	$(118,410)	$142,617

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Segment profit	$55,461	$43,041	$190,639	$142,617
Depreciation and amortization	(17,071)	(12,192)	(50,259)	(34,510)
Interest, net	(22,023)	(23,583)	(70,920)	(69,380)
Special charges	—	(1,329)	(3,340)	(9,190)

Income from continuing operations before income taxes and minority interest	$16,367	$5,937	$66,120	$29,537

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

        TPG has three representatives on the Company's Board of Directors.

        The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheets as follows (in thousands):

	September 30, 2001	June 30, 2002
Redeemable convertible preferred stock:
Series A — stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B — stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C — stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	7,928	11,361
Fair value of Series A Option at issuance	3,366	3,366
Issuance costs	(5,232)	(5,324)
Accumulated amortization of issuance costs	923	1,332

	$62,682	$66,432

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

        APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for: (a) fiscal 1999 and prior for the discontinuance of the healthcare provider and healthcare franchising businesses; (b) fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment; and (c) the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The prior year restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        For a description of our remaining assets and liabilities for discontinued operations, see Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Company currently is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other medical professionals. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At June 30, 2002, the Company managed the behavioral healthcare benefits of approximately 68.7 million individuals.

        The following table sets forth the approximate number of covered lives as of June 30, 2001 and 2002 and revenue for the three and nine months ended June 30, 2001 and 2002 for the types of managed behavioral healthcare programs offered by the Company:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended June 30, 2001
Risk-Related Products(1)	36.4	52.4%	$376.6	87.0%
ASO Products	33.0	47.6	56.3	13.0

Total	69.4	100.0%	$432.9	100.0%

Three Months Ended June 30, 2002
Risk-Related Products(1)	35.5	51.7%	$383.6	87.8%
ASO Products	33.2	48.3	53.5	12.2

Total	68.7	100.0%	$437.1	100.0%

Nine Months Ended June 30, 2001
Risk-Related Products(1)	36.4	52.4%	$1,159.4	87.6%
ASO Products	33.0	47.6	163.6	12.4

Total	69.4	100.0%	$1,323.0	100.0%

Nine Months Ended June 30, 2002
Risk-Related Products(1)	35.5	51.7%	$1,153.0	87.4%
ASO Products	33.2	48.3	166.8	12.6

Total	68.7	100.0%	$1,319.8	100.0%

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

        The following table sets forth the approximate number of covered lives as of June 30, 2001 and 2002 and revenue for the three and nine months ended June 30, 2001 and 2002 in each of the Company's behavioral customer segments as described below:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended June 30, 2001
Health Plans	39.7	57.2%	$256.2	59.2%
Workplace	27.2	39.2	56.8	13.1
Public	2.5	3.6	119.9	27.7

Total	69.4	100.0%	$432.9	100.0%

Three Months Ended June 30, 2002
Health Plans	38.0	55.3%	$237.2	54.3%
Workplace	27.8	40.5	57.2	13.1
Public	2.9	4.2	142.7	32.6

Total	68.7	100.0%	$437.1	100.0%

Nine Months Ended June 30, 2001
Health Plans	39.7	57.2%	$797.6	60.3%
Workplace	27.2	39.2	172.8	13.0
Public	2.5	3.6	352.6	26.7

Total	69.4	100.0%	$1,323.0	100.0%

Nine Months Ended June 30, 2002
Health Plans	38.0	55.3%	$747.9	56.7%
Workplace	27.8	40.5	171.7	13.0
Public	2.9	4.2	400.2	30.3

Total	68.7	100.0%	$1,319.8	100.0%

        Health Plans.    The Company provides managed behavioral healthcare services to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts are risk-based or ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. The Company believes that it is one of the nation's leading providers of managed behavioral healthcare services to Blue Cross/Blue Shield organizations, serving 30 such organizations as of June 30, 2002. The Company provides managed behavioral healthcare products to Aetna, Inc. ("Aetna"), including focused psychiatric review (a type of utilization review product) and risk-related health plan products, administrative services for Aetna's "Managed Choice" product and provider network managed services that are provided by the Workplace segment. During the three months ended June 30, 2001 and 2002, the Company derived approximately $79.8 million and $55.8 million, respectively, of net revenue from its contracts with Aetna. Of the Aetna revenue, approximately $9.0 million and $8.6 million for the three months ended June 30, 2001 and 2002, respectively, relate to Workplace. During the nine months ended June 30, 2001 and 2002, the Company derived approximately $238.4 million and $195.9 million, respectively, of net revenue from its contracts with Aetna. Of the Aetna revenue, approximately $26.7 million and $27.2 million for the nine months ended June 30, 2001 and 2002, respectively, relate to Workplace. The declines in Aetna revenues were mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during the year in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be reduced further in the remainder of calendar year 2002. The Company is not fully aware of which members Aetna expects will terminate, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of these membership reductions.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. Choice Behavioral Health Partnership ("Choice"), in which the Company has a 50% interest, also is a subcontractor with respect to TRICARE. (See Note G—"Investments in Unconsolidated Subsidiaries" to the unaudited condensed consolidated financial statements set forth elsewhere herein). The Company and Choice receive fixed fees for the management of the services, which are subject to certain bid-price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

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

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through both direct contracts with state and local governmental agencies and through subcontracts with HMO's focused on Medicaid beneficiary populations. In addition to the Medicaid population, other public entitlement programs, such as Medicare and state insurance programs for the uninsured, offer the Company areas of potential future growth. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company maintains a 50% interest. The Company's direct contract with TennCare represented approximately $63.2 million and $59.6 million of its consolidated net revenue for the three months ended June 30, 2001 and 2002, respectively. This same contract represented approximately $184.6 million and $174.5 million of the Company's consolidated net revenue for the nine months ended June 30, 2001 and 2002, respectively. In May 2002, the Company signed a new contract with the State of Tennessee under which the Company will provide all services under the TennCare program through a direct contract. The new TennCare contract covers the period from July 1, 2002 through December 31, 2003. Premier was to cease providing services upon the expiration of its contract on June 30, 2002, however the State of Tennessee has delayed the transfer of Premier's TennCare membership to the Company pending the State's clarification of certain matters regarding the membership transfer. The Company believes that the Premier membership will shift to the Company during either the first or second quarter of fiscal 2003, at which time the Premier contract will terminate. The State of Tennessee requires Premier to exist for 24 months after contract termination during which time the final run-out of claims and other liabilities will occur. Public risk contracts generally have higher per member premiums, cost and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing, and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

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

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues, including revenues from the Company's TRICARE contracts, earned for the three months ended June 30, 2001 and 2002 approximated $376.6 million and $383.6 million, respectively, and approximated $1,159.4 million and $1,153.0 million for the nine months ended June 30, 2001 and 2002, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $5.3 million and $4.3 million during the three months ended June 30, 2001 and 2002, respectively, and approximately $19.0 million and $11.7 million during the nine months ended June 30, 2001 and 2002, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $3.8 million and $0.9 million as of September 30, 2001 and June 30, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such liabilities were recorded as deductions from revenues. While management believes that the estimated liabilities for TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues in the nine month period ended June 30, 2001.

        Goodwill and Other Intangible Assets.    As of June 30, 2002, the Company had goodwill and other intangible assets, net of accumulated amortization, of approximately $1.2 billion. The Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Under SFAS 142, the Company will no longer amortize goodwill over its estimated useful life. SFAS 142 also requires the Company to allocate goodwill to its identifiable reporting units (as defined) and test for impairment based upon fair values on an annual basis.

        In accordance with the early adoption of SFAS 142, the Company must perform an initial impairment test as of October 1, 2001. Accordingly, the Company has completed the first phase of the goodwill impairment test and has determined that the allocated book value of its Workplace segment exceeds its fair value. Therefore, the Company has proceeded with the second phase of the impairment test, which is the measurement of the potential loss. The Company will record any impairment charge as a change in accounting principle, separate from operating results. The Company expects to complete its analyses and record the impact of the change in accounting principle no later than September 30, 2002. The Company will perform its annual impairment test as of July 1, 2002, during the Company's fiscal quarter ending September 30, 2002. See the notes to the unaudited condensed consolidated financial statements set forth elsewhere herein for a further discussion of this standard and its impact to the Company.

        Deferred Tax Valuation Allowance.    At June 30, 2002, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $664.1 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company has recorded a valuation allowance against the portion of the total NOL deferred tax asset and certain other deferred tax assets, that in management's opinion, are not likely to be recovered. Net deferred tax assets were approximately $81.6 million and $67.6 million at September 30, 2001 and June 30, 2002, respectively.

        Medical Claims Payable.    Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of June 30, 2002, the Company believes that its medical claims payable balance of $204.5 million is adequate in order to satisfy ultimate claim liabilities incurred through June 30, 2002. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $8 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. This matter is scheduled to go to trial in October 2002. As a result of court-ordered mediation, management is considering settlement of this claim at substantially less than the amount of claimed losses, contingent upon the approval of our board of directors and the exclusion of the potential settlement from the financial covenants under the Company's current or refinanced debt instruments (see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Outlook—Liquidity and Capital Resources—Restrictive Financing Covenants"). This latter condition is not largely within the Company's control and neither of these conditions has been satisfied. As a result, the Company has not recorded any reserves relating to this matter.

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

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), special charges, income taxes and minority interest ("Segment Profit"). See Note K—"Business Segment Information" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace(1)	Public	Corporate and Other	Consolidated
Three Months Ended June 30, 2001
Net revenue	$256.2	$56.8	$119.9	$—	$432.9
Cost of care	149.9	17.0	101.5	—	268.4
Direct service costs(2)	43.4	20.1	9.2	—	72.7
Other operating expenses	—	—	—	41.3	41.3
Equity in earnings of unconsolidated subsidiaries	(4.9)	—	(0.1)	—	(5.0)
Segment profit (loss)	$67.8	$19.7	$9.3	$(41.3)	$55.5
Three Months Ended June 30, 2002
Net revenue	$237.2	$57.2	$142.6	$—	$437.0
Cost of care	141.3	19.3	119.8	—	280.4
Direct service costs(2)	42.7	21.6	10.2	—	74.5
Other operating expenses	—	—	—	39.3	39.3
Equity in (earnings) loss of unconsolidated subsidiaries	(4.3)	—	4.1	—	(0.2)
Segment profit (loss)	$57.5	$16.3	$8.5	$(39.3)	$43.0
Nine Months Ended June 30, 2001
Net revenue	$797.6	$172.8	$352.6	$—	$1,323.0
Cost of care	471.0	51.6	297.5	—	820.1
Direct service costs(2)	128.8	59.6	27.8	—	216.2
Other operating expenses	—	—	—	129.3	129.3
Equity in (earnings) loss of unconsolidated subsidiaries	(34.9)	—	1.7	—	(33.2)
Segment profit (loss)	$232.7	$61.6	$25.6	$(129.3)	$190.6

	Health Plans	Workplace(1)	Public	Corporate and Other	Consolidated
Nine Months Ended June 30, 2002
Net revenue	$747.9	$171.7	$400.2	$—	$1,319.8
Cost of care	452.4	56.8	331.5	—	840.7
Direct service costs(2)	130.8	64.5	30.5	—	225.8
Other operating expenses	—	—	—	118.4	118.4
Equity in (earnings) loss of unconsolidated subsidiaries	(11.5)	—	3.8	—	(7.7)
Segment profit (loss)	$176.2	$50.4	$34.4	$(118.4)	$142.6

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

Quarter ended June 30, 2002 ("Current Year Quarter"), compared to the same period of fiscal 2001 ("Prior Year Quarter")

  Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 7.4% or $19.0 million to $237.2 million for the Current Year Quarter from $256.2 million for the Prior Year Quarter. The decrease in revenue is mainly due to the decrease in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $20.1 million, terminated contracts of $11.3 million, lower performance revenue of $1.2 million (see below), net contract changes (mainly risk to non-risk) of $1.9 million and other net changes of $4.5 million, partially offset by net increased membership from existing customers (excluding Aetna) of $5.6 million, net increases in rates of $11.3 million and new business of $3.1 million.

        Performance-based revenues for the Health Plans segment were $5.2 million and $4.0 million in the Prior Year Quarter and Current Year Quarter, respectively. The net decrease is primarily due to the Prior Year Quarter containing changes in estimates regarding fiscal 2000 amounts and other contractual developments under certain arrangements.

        Cost of Care.    Cost of care decreased by 5.7% or $8.6 million to $141.3 million for the Current Year Quarter from $149.9 million for the Prior Year Quarter. The decrease in cost of care is mainly due to decreased membership from Aetna of $14.0 million, terminated contracts of $7.5 million, and net contract changes (mainly risk to non-risk) of $3.7 million, partially offset by net increased membership from existing customers (excluding Aetna) of $2.7 million, new business of $1.5 million and higher care trends over the Prior Year Quarter of $12.4 million. Cost of care increased as a percentage of risk revenue from 69.4% in the Prior Year Quarter to 70.5% in the Current Year Quarter mainly due to higher care trends experienced in the Current Year Quarter, partially offset by rate increases in the Current Year Quarter.

        Direct Service Costs.    Direct service costs decreased by 1.6% or $0.7 million to $42.7 million for the Current Year Quarter from $43.4 million for the Prior Year Quarter. The decrease in direct service costs is due to lower costs required to support the Company's decrease in net membership. Direct service costs increased as a percentage of revenue from 16.9% for the Prior Year Quarter to 18.0% for the Current Year Quarter.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased by 12.2% or $0.6 million to $4.3 million for the Current Year Quarter from $4.9 million for the Prior Year Quarter. The decrease in equity in earnings is primarily due to lower revenue for Choice due to decreased rates in the current option year and higher care trends. The Current Year Period also includes a favorable $0.7 million retroactive adjustment associated with a change in the operating agreement for Royal Health Care, LLC ("Royal"). For further discussion, see Note G—"Investments in Unconsolidated Subsidiaries" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment increased by 0.7% or $0.4 million to $57.2 million for the Current Year Quarter from $56.8 million for the Prior Year Quarter. The increase is primarily due to an increase in new business of $0.8 million, net increased membership from existing customers of $1.3 million, and other net changes, partially offset by terminated contracts of $2.2 million.

        Cost of Care.    Cost of care increased by 13.5% or $2.3 million to $19.3 million for the Current Year Quarter from $17.0 million for the Prior Year Quarter. The increase in cost of care is mainly due to net increased membership from existing customers of $1.0 million and higher care trends over the prior year of $1.5 million, partially offset by terminated contracts of $0.2 million. Due to the fact that only a portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and because such provisions are only one of many components in such contracts, the Company does not utilize the percentage of cost of care to revenue as a primary factor in evaluating Workplace performance.

        Direct Service Costs.    Direct service costs increased by 7.5% or $1.5 million to $21.6 million for the Current Year Quarter from $20.1 million for the Prior Year Quarter. The increase in direct service costs is due to higher costs needed to support the Company's increase in net membership from new business and from existing customers. As a percentage of revenue, direct service costs increased from 35.4% for the Prior Year Quarter to 37.8% for the Current Year Quarter. This increase is mainly due to a change in the mix of contracts to include more ASO and cost-plus contracts in the Current Year Quarter.

  Public.

        Net Revenue.    Net revenue related to the Public segment increased by 18.9% or $22.7 million to $142.6 million for the Current Year Quarter from $119.9 million for the Prior Year Quarter. The increase in revenue is mainly due to new business of $15.1 million and net rate increases of $9.5 million, partially offset by net decreased membership from existing customers of $1.9 million.

        Cost of Care.    Cost of care increased by 18.0% or $18.3 million to $119.8 million for the Current Year Quarter from $101.5 million for the Prior Year Quarter. The increase in cost of care is mainly due to new business of $12.5 million and higher care trends over the prior year of $7.7 million, partially offset by net decreased membership from existing customers of $1.9 million. As a percentage of risk revenue, cost of care decreased from 87.7% for the Prior Year Quarter to 87.6% for the Current Year Quarter.

        Direct Service Costs.    Direct service costs increased by 10.9% or $1.0 million to $10.2 million for the Current Year Quarter from $9.2 million for the Prior Year Quarter. The increase in direct service costs is primarily due to new business. As a percentage of revenue, direct service costs decreased from 7.7% for the Prior Year Quarter to 7.2% for the Current Year Quarter.

        Equity in earnings (loss) of unconsolidated subsidiaries.    Equity in earnings (loss) of unconsolidated subsidiaries for Public decreased by $4.2 million to $(4.1) million for the Current Year Quarter from $0.1 million for the Prior Year Quarter. The Public segment's investment in unconsolidated subsidiary relates to Premier. The decrease is primarily due to higher care trends in the Current Year Quarter.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other segment decreased by 4.8% or $2.0 million to $39.3 million for the Current Year Quarter from $41.3 million for the Prior Year Quarter. As a percentage of total net revenue, other operating costs decreased from 9.5% for the Prior Year Quarter to 9.0% for the Current Year Quarter. The decrease in other operating expenses is mainly due to lower head count in various corporate departments of $1.5 million.

        Depreciation and Amortization.    Depreciation and amortization decreased by 28.7% or $4.9 million to $12.2 million for the Current Year Quarter from $17.1 million for the Prior Year Quarter. The decrease is primarily attributable to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded $7.5 million of amortization expense during the Prior Year Quarter. Partially offsetting this decrease is $1.8 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets (See Note A—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein).

        Interest, Net.    Net interest expense increased by 7.3% or $1.6 million to $23.6 million for the Current Year Quarter from $22.0 million for the Prior Year Quarter. The increase is primarily due to a reduction in interest income caused by significant decreases in average interest rates, as well as the fact that the Company incurred approximately $0.6 million in penalty interest in the Current Year Quarter for non-registration of senior debt, as discussed in Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        Other Items.    The Company recorded special charges of $1.3 million in the Current Year Quarter related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. See Note J—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's effective income tax rate decreased to 43.5% for the Current Year Quarter from 54.9% for the Prior Year Quarter. The Current Year Quarter effective rate exceeds federal statutory rates primarily due to state income tax provision. The Prior Year Quarter effective rate is also impacted by non-deductible goodwill amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,
	2001	2002
Healthcare provider and franchising segments	$467	$1,711

        Income from the healthcare provider and franchising segments in the Current Year Quarter represents a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of approximately $3.1 million, before taxes, partially offset by the excess of expenses incurred in collection of previously written off Medicare and Medicaid receivables over the cash collected. Income from the healthcare provider and franchising segments in the Prior Year Quarter is a result of settlements of outstanding Medicare and Medicaid cost reports in excess of expenses as noted above. See Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,
	2001	2002
Healthcare provider and franchising segments	$2,707	$34
Specialty managed healthcare segment	—	(819)

	$2,707	$(785)

        Income on disposal recorded in the Prior Year Quarter related to the healthcare provider and franchising segments represents the changes in estimates in conjunction with the prior year settlement of liabilities with CBHS. See Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        In the Current Year Quarter, the Company reevaluated its lease reserve balance related to the discontinuance of the specialty managed healthcare segment as of June 30, 2002. The reserve was increased by an estimated $1.3 million to reflect changes in estimates.

Nine months ended June 30, 2002 ("Current Year Period"), compared to the same period of fiscal 2001 ("Prior Year Period")

  Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 6.2% or $49.7 million to $747.9 million for the Current Year Period from $797.6 million for the Prior Year Period. During fiscal 2001, the Company sold certain operations and assets of Group Practice Affiliates, Inc. ("GPA"), a staff model physician practice with revenues of $2.2 million in fiscal 2001 prior to the sale. In addition, in fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. The decrease in revenue is mainly due to the inclusion in the Prior Year Period of the two TRICARE settlements of $30.3 million, decrease in revenue under the Company's contract with Aetna mainly due to decreased membership of $40.8 million, terminated contracts of $28.1 million, lower performance revenue of $5.4 million (see below), net contract changes (mainly risk to non-risk) of $14.2 million and revenues from GPA prior to its sale in the Prior Year Period of $2.2 million, partially offset by net increased membership from existing customers (excluding Aetna) of $34.2 million, net increases in rates of $23.9 million, current year retroactive rate adjustments for certain contracts of $3.6 million, new business of $8.4 million and other net changes.

        Performance-based revenues for the Health Plans segment were $16.5 million and $11.1 million in the Prior Year Period and Current Year Period, respectively. The net decrease is primarily due to the Prior Year Period containing changes in estimates regarding fiscal 2000 amounts and other contractual developments under certain arrangements.

        Cost of Care.    Cost of care decreased by 3.9% or $18.6 million to $452.4 million for the Current Year Period from $471.0 million for the Prior Year Period. The Company recorded adjustments to its estimates of claims incurred in prior years of $15.0 million in the Prior Year Period. The Prior Year Period adjustment mainly resulted from the Company's reduction in claims inventory and other claims processing improvements. The decrease in cost of care is primarily due to the $15.0 million net impact of this adjustment in the Prior Year Period, decreased membership from Aetna of $28.6 million, terminated contracts of $17.6 million, net contract changes (mainly risk to non-risk) of $15.0 million and the effect of the GPA sale of $0.9 million, partially offset by new business of $3.6 million, net increased membership from existing customers (excluding Aetna) of $20.8 million, higher care trends over the Prior Year Period of $19.4 million and unfavorable prior fiscal year medical claims development in the Current Year Period of $8.6 million (of which $6.1 million related to the Prior Year Period). Cost of care increased as a percentage of risk revenue from 68.9% in the Prior Year Period to 71.4% in the Current Year Period, mainly due to higher care trends experienced in the fiscal 2002 period and the inclusion of revenue from the TRICARE settlements in the Prior Year Period, partially offset by rate and other revenue increases in the Current Year Period.

        Direct Service Costs.    Direct service costs increased by 1.6% or $2.0 million to $130.8 million for the Current Year Period from $128.8 million for the Prior Year Period. The increase in direct service costs is due to increased staffing over the Prior Year Period in order to better support the Company's customers, partially offset by the sale of GPA, which had direct service costs of $1.9 million in the Prior Year Period. Direct service costs increased as a percentage of revenue from 16.2% for the Prior Year Period to 17.5% for the Current Year Period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to increased staffing over the Prior Year Period in order to better support the Company's customers and the inclusion of revenue from the TRICARE settlements in the Prior Year Period, partially offset by rate and other revenue increases in the Current Year Period.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased by 67.0% or $23.4 million to $11.5 million for the Current Year Period from $34.9 million for the Prior Year Period. The decrease in equity in earnings is primarily due to the inclusion in the Prior Year Period of $22.6 million in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE, lower revenue for Choice due to decreased rates in the current option year and higher care trends for Choice. The Current Year Period also includes a favorable $0.7 million retroactive adjustment associated with a change in the operating agreement for Royal.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment decreased by 0.6% or $1.1 million to $171.7 million for the Current Year Period from $172.8 million for the Prior Year Period. During the Prior Year Period, the Company sold its Canadian operations. The decrease in revenue is mainly due to the sale of the Company's Canadian operations, which produced revenue of $3.3 million in the Prior Year Period prior to the sale, terminated contracts of $8.4 million, and other net changes, partially offset by new business of $3.4 million, and net increased membership from existing customers of $8.0 million.

        Cost of Care.    Cost of care increased by 10.1% or $5.2 million to $56.8 million for the Current Year Period from $51.6 million for the Prior Year Period. The increase in cost of care is mainly due to new business of $0.3 million, net increased membership from existing customers of $2.4 million and higher care trends over the Prior Year Period of $6.5 million, partially offset by the sale of the Company's Canadian operations of $0.6 million and terminated contracts of $3.4 million. Due to the fact that only a portion of Workplace contracts contain provisions whereby the Company is at risk for the cost of care and because such provisions are only one of many components in such contracts, the Company does not utilize the percentage of cost of care to revenue as a primary factor in evaluating Workplace performance.

        Direct Service Costs.    Direct service costs increased by 8.2% or $4.9 million to $64.5 million for the Current Year Period from $59.6 million for the Prior Year Period. The increase in direct service costs is due to higher costs needed to support the Company's increase in net membership from new business and from existing customers, partially offset by the sale of the Company's Canadian operations in the

Prior Year Period, which had direct service costs of $2.3 million. As a percentage of revenue, direct service costs increased from 34.5% for the Prior Year Period to 37.6% for the Current Year Period. This increase is mainly due to a change in the mix of contracts to include more ASO and cost-plus contracts in the Current Year Period.

  Public.

        Net Revenue.    Net revenue related to the Public segment increased by 13.5% or $47.6 million to $400.2 million for the Current Year Period from $352.6 million for the Prior Year Period. The increase in revenue is mainly due to new business of $29.2 million and net rate increases of $25.0 million, partially offset by net decreased membership from existing customers of $5.8 million and other net decreases of $0.8 million.

        Cost of Care.    Cost of care increased by 11.4% or $34.0 million to $331.5 million for the Current Year Period from $297.5 million for the Prior Year Period. The increase in cost of care is mainly due to new business of $22.1 million and higher care trends of approximately $21.3 million, partially offset by net decreased membership from existing customers of $7.2 million and favorable prior fiscal year medical claims development in the Current Year Period of $2.2 million. As a percentage of risk revenue, cost of care decreased from 87.5% for the Prior Year Period to 86.7% for the Current Year Period.

        Direct Service Costs.    Direct service costs increased by 9.7% or $2.7 million to $30.5 million for the Current Year Period from $27.8 million for the Prior Year Period. The increase in direct service costs is primarily due to new business. As a percentage of revenue, direct service costs decreased from 7.9% for the Prior Year Period to 7.6% for the Current Year Period.

        Equity in loss of unconsolidated subsidiaries.    Equity in loss of unconsolidated subsidiaries for Public changed 123.5% or $2.1 million to $(3.8) million for the Current Year Period from $(1.7) million for the Prior Year Period. The Public segment's investment in unconsolidated subsidiary relates to Premier. The increase in the loss from the prior year is due to higher care trends in the Current Year Period, partially offset by rate increases and the inclusion in the Prior Year Period of an expense of $3.1 million for certain legal actions.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment decreased by 8.4% or $10.9 million to $118.4 million for the Current Year Period from $129.3 million for the Prior Year Period. As a percentage of total net revenue, other operating costs decreased from 9.8% for the Prior Year Period to 9.0% for the Current Year Period. The decrease in other operating expenses is mainly due to a reduction in Current Year Period discretionary employee benefits costs of $7.2 million, reduction in costs mainly due to lower head count in various corporate departments of $1.5 million, changes in estimates for (a) certain employee benefit-related costs and other reserves recorded in prior periods of approximately $0.9 million and (b) certain self-insurance and legal reserves of approximately $2.6 million, partially offset by fees incurred in conjunction with migration of operating systems of $1.3 million.

        Depreciation and Amortization.    Depreciation and amortization decreased by 31.4% or $15.8 million to $34.5 million for the Current Year Period from $50.3 million for the Prior Year Period. The decrease is primarily attributable to the implementation of SFAS 142. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded $22.2 million of amortization expense during the Prior Year Period. Partially offsetting this decrease is $4.2 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets (See Note A—"Summary of

Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein).

        Interest, Net.    Net interest expense decreased by 2.1% or $1.5 million to $69.4 million for the Current Year Period from $70.9 million for the Prior Year Period. The Prior Year Period benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. Additionally, in the Current Year Period, the Company incurred approximately $1.3 million in penalty interest due to non-registration of certain senior debt, as discussed in Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein. Excluding these items, net interest decreased by approximately $4.9 million. The decrease is primarily the result of lower average outstanding debt and interest rates in the fiscal 2002 period versus the fiscal 2001 period. Consistent with its strategy, the Company has reduced debt primarily through paydowns with funds received from sales of non-core assets.

        Other Items.    The Company recorded special charges of $3.3 million in the Prior Year Period related to the loss on the sale of the Company's Canadian subsidiary. The Company recorded special charges of $9.2 million in the Current Year Period related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. See Note J—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's effective income tax rate decreased to 41.7% for the Current Year Period from 50.5% for the Prior Year Period. The Current Year Period effective rate exceeds federal statutory rates primarily due to state income tax provision. The Prior Year Period effective rate is also impacted by non-deductible goodwill amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Nine Months Ended June 30,
	2001	2002
Healthcare provider and franchising segments	$723	$2,693
Specialty managed healthcare segment	3,160	198
Human services segment	1,751	—

	$5,634	$2,891

        Income from the healthcare provider and franchising segments includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospitals of approximately $3.1 million, before taxes. Additionally, the Company recorded positive settlements of outstanding Medicare and Medicaid cost reports of $5.2 million and $4.3 million for the Current Year Period and Prior Year Period, respectively, offset by the cost of collections, legal fees and other costs of exiting the business. See Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

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

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Nine Months Ended June 30,
	2001	2002
Healthcare provider and franchising segments	$2,707	$854
Specialty managed healthcare segment	—	(616)
Human services segment	(12,103)	—

	$(9,396)	$238

        In the Current Year Period, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV"), resulting in the Company receiving $3.5 million in cash and recording a pre-tax gain of approximately $1.3 million. Income on disposal recorded in the Prior Year Period represents the changes in estimates in conjunction with the prior year settlement of liabilities with CBHS. See Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        Loss from the specialty managed healthcare segment in the Current Year Period represents an increase in lease reserves of approximately $1.3 million to reflect changes in estimates, reduced by $0.3 million in cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        In the Prior Year Period, the Company recorded a loss on disposal of the human services segment of approximately $12.1 million. The loss was comprised of a pre-tax loss of $2.8 million and tax provision of $9.3 million. See Note H—"Discontinued Operations" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Outlook—Results of Operations

        The Company's Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts, enrollment changes and contract terminations; (vi) pricing adjustments upon contract renewals (and price competition in general); and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

        The Company's business is subject to rising care costs in certain portions of its business. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        Interest Rate Risk.    The Company had $133.0 million of total debt outstanding under the senior secured bank credit agreement (the "Credit Agreement") at June 30, 2002. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin. See Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein. Based on June 30, 2002 borrowing levels under the Credit Agreement, a 25 basis point increase in interest rates would cost the Company approximately $0.3 million per year in additional interest expense. LIBOR-based Eurodollar borrowing rates have decreased during the nine months ended June 30, 2002. One month and six month LIBOR-based Eurodollar rates decreased by approximately 85 basis points and 61 basis points, respectively, between September 2001 and June 2002. The Company's earnings could be adversely affected by increases in interest rates.

        Migration of Operating Systems.    In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced, as of April 1, 2002, the remaining useful lives of certain other information systems to periods ranging from 12-24 months. The net book value of assets affected by the change in useful lives at June 30, 2002 was $14.7 million.

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the three and nine month periods ended June 30, 2002 by $1.8 million and $4.2 million, respectively, and to reduce net income for the three and nine month periods ended June 30, 2002 by $1.1 million and $2.5 million, respectively, or $0.03 and $0.07 per diluted share. The Company expects to incur incremental depreciation expense of $1.8 million related to these changes in useful lives in the fourth quarter of fiscal 2002.

        Restructuring Activities.    In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan (as defined below) to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. ABI resulted in the recognition of special charges of approximately $0.5 million during the three-month period ended June 30, 2002 to terminate 30 employees, the majority of which were field operational personnel. The employee termination costs of $0.5 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in the third quarter of fiscal 2002, and six terminations were completed by June 30, 2002. The majority of the employee termination costs currently accrued will be paid in full by June 30, 2003. The Company has targeted that the ABI effort will result in annualized savings of approximately $45.0 million within 24 months and anticipates that $15 to $25 million of additional special charges related to ABI will be incurred during that period. At June 30, 2002, outstanding liabilities of $0.5 million related to ABI are included in "Accrued liabilities" in the accompanying Balance Sheets.

        As of December 31, 2001, management committed the company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during the nine-month period ended June 30, 2002. The special charges consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $6.3 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in the first three quarters of fiscal 2002, and all terminations were completed by June 30, 2002. The majority of the employee termination costs will be paid in full by March 31, 2003. The special charges of $1.9 million to downsize and close excess facilities were incurred in connection with the closure of approximately 12 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2002 through fiscal 2006. At June 30, 2002, outstanding liabilities of $3.4 million related to the 2002 Restructuring Plan are included in "Accrued liabilities" in the accompanying Balance Sheets.

        Additionally, in the third quarter of fiscal 2002, the Company reevaluated lease reserves related to a restructuring activity initiated in the fourth quarter fiscal 2000 (the "2000 Restructuring Plan"). The analysis of the 2000 Restructuring Plan lease reserves led to the recording of an additional $0.5 million in lease costs, based on current information.

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare service. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following areas: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy and employer IDs have been released in final form.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002. In 2001, Congress passed HR 3323 which, upon filing a formal compliance plan, allows for the delay of the compliance date by one year. President Bush signed this bill into law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company intends to file for the extension as permitted by law.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient consent and authorization to release healthcare information, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30-day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation will be published in the August 14, 2002 Federal Register.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released sometime after September 30, 2002. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information.

        The provider ID and employer ID regulations are similar in concept. The provider ID regulation was published in draft form on May 7, 1998 and would create a unique number for healthcare providers that will be used by all health plans. The employer ID regulation was published in draft form on June 16, 1998 and calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number for employers that will be used by all health plans. The final regulation on employer IDs was published on May 31, 2002 with a compliance date of July 30, 2004. The health plan ID and individual ID regulations have not been released in draft form.

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, Management has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 18 to 21 months to ensure compliance with the new requirements. The Company incurred approximately $2.7 million in operating costs and $1.9 million in capital expenditures related to HIPAA in the Current Year Period. Management estimates that the Company will incur approximately $1.0 million to $2.0 million in operating expenditures and approximately $2.0 million to $3.0 million in capital expenditures related to these efforts during the fourth quarter of fiscal 2002.

Historical Liquidity and Capital Resources

        Operating Activities.    The Company's net cash provided by operating activities was $73.2 million for the Current Year Period and $77.1 million for the Prior Year Period. During the Current Year Period, operating cash flows were negatively impacted by $58.8 million of interest payments and $6.8 million of cash outflows related to discontinued operations. During the Prior Year Period operating cash flows were: (i) negatively impacted by approximately $60.0 million of interest payments; (ii) negatively impacted by approximately $39.9 million of cash outflows associated with the discontinued specialty managed healthcare and healthcare provider segments, severance and other exit costs accrued during the fourth quarter of fiscal 2000; (iii) benefited by approximately $30.0 million related to settlements of certain contract issues under its TRICARE contracts; (iv) benefited by approximately $25.0 million of additional distributions from the Choice partnership, which was the result of a favorable settlement under its TRICARE contract in the second quarter of fiscal 2001; and (v) unfavorably affected by increased medical claims payments resulting from the reduction in claims inventory in connection with customer service initiatives.

        Investing Activities.    Capital expenditures increased 8.3%, or $1.5 million, to $19.5 million for the Current Year Period, compared to $18.0 million in the Prior Year Period. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have increased over the prior year as the Company has continued to integrate its operating platforms. During the Current Year Period, the Company sold its remaining Provider JV, receiving approximately $3.5 million in proceeds which resulted in an after-tax gain on sale of discontinued operations of approximately $0.8 million. During the Prior Year Period, proceeds from sale was attributable to the sale of the Company's Canadian subsidiary, the sale of GPA, and the sale of National Mentor Inc. (net of cash conveyed).

        During both the Current Year Period and Prior Year Period, the Company paid contingent purchase consideration to Aetna of $60.0 million related to previously acquired businesses. During the prior year period, the Company also paid the remaining contingent purchase price of $24.0 million to the shareholders of CMG Health, Inc., a managed behavioral healthcare company acquired by Merit Behavioral Care Corporation in September 1997.

        Financing Activities.    During the Current Year Period, the Company repaid $1.1 million of indebtedness outstanding under the Term Loan Facility (as defined herein), made payments on capital lease obligations of $2.0 million, incurred additional fees of approximately $1.3 million related to modifications of the Credit Agreement (as defined herein), had net borrowings of $15.0 million on the Revolving Facility (as defined herein), and had other net financing activities of $0.5 million. As of June 30, 2002, the Company had $83.8 million of availability under the Revolving Facility, excluding

$51.2 million of availability reserved for certain letters of credit and $15.0 million in outstanding borrowings.

Outlook—Liquidity and Capital Resources

        Revolving Facility and Liquidity.    The Company had a working capital deficit of $(156.3) million and $(157.7) million as of September 30, 2001 and June 30, 2002, respectively. The Company has limited unrestricted cash and is reliant on amounts outstanding under its Revolving Facility for additional liquidity. The Revolving Facility provides the Company with revolving loans and letters of credit in an aggregate principal amount at any time not to exceed $150.0 million. At June 30, 2002, the Company had outstanding loans of $15.0 million and approximately $51.2 million of letters of credit resulting in approximately $83.8 million of availability under the Revolving Facility. The Company anticipates its letter of credit requirements to increase in future periods as it expands certain business and to replace or collateralize surety bonds due to the current conditions of the surety bond market. The Company currently has approximately $22.5 million of uncollateralized surety bonds outstanding. The Company estimates that it will spend approximately $9.0 million to $12.0 million for capital expenditures in the fourth quarter of fiscal 2002. The majority of the Company's capital expenditures relate to management information systems and related equipment. In conjunction with the Company's on-going integration plan and efforts to comply with HIPAA, the Company expects to incur expenditures to improve and/or remediate its computer systems. The Company expects to continue to fund these expenditures from operating cash flows.

        Subsequent to June 30, 2002, the Company borrowed $30.0 million under the Revolving Facility, leaving a total outstanding balance for the Revolving Facility of $45.0 million as of August 13, 2002. The Company believes that the cash flows generated from its operations, together with cash on hand as of June 30, 2002, and the aforementioned borrowing under the Revolving Facility subsequent to June 30, 2002, will be sufficient to fund its debt service requirements, anticipated capital expenditures, payments related to discontinued operations, and other investing and financing activities through September 30, 2002. In the event the Company is not in compliance with its financial covenants (see below) as of September 30, 2002, the Company will cease to have liquidity available under the Revolving Facility at the time the September 30, 2002 financial statements are delivered to the banks, and may have liquidity issues prior to the date such financial statements are delivered to the banks.

        Beyond September 30, 2002, the Company believes that it will need to refinance or amend its Credit Agreement to meet its debt covenant and liquidity requirements (see below). Also, the beneficiaries of letters of credit issued under the Revolving Facility generally require such letters of credit to have a one-year term, and to renew annually. If the beneficiaries of the letters of credit are unwilling to accept less than a one-year term, such letters of credit may not be issuable or renewable afer February 5, 2003 (due to the fact that all outstanding letters of credit expire five business days prior to the final maturity date of the Revolving Facility, which is February 12, 2004). There can be no assurance that the Company will be able to refinance or amend its Credit Agreement (see below). During fiscal 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $35 to $40 million, the final installment on its HAI contingent purchase price of $60 million and principal payments on its Term Loan Facility of $14.8 million. The Company will need to fund these expenditures from a combination of operating cash flows and amounts available under the Revolving Facility (if available) or any substitute financing arrangements (see below). However, if the Company is unable to draw upon the Revolving Facility or obtain substitute financing that increases its liquidity, the Company may not have sufficient liquidity to satisfy these and other operational needs.

        Restrictive Financing Covenants and Compliance Issues.    The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures, and the Credit Agreement, the Subordinated Notes Indenture and the Senior Notes Indenture limit the Company's ability to incur additional indebtedness. These restrictions, together with the highly leveraged financial condition of the Company, may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, amend other debt instruments (including the indenture for the 9.0% Senior Subordinated Notes due fiscal 2008 (the "Subordinated Notes") and the indenture for the Senior Notes), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, redeem or repurchase common stock, and make acquisitions.

        The Credit Agreement also requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a maximum senior debt ratio. The breach of any such covenants, ratios or tests could result in a default under the Credit Agreement which then could result in a default under the Senior Notes Indenture or the Subordinated Notes Indenture, which defaults would permit the lenders under the Credit Agreement, and in certain circumstances the holders of the Senior Notes or Subordinated Notes, to declare all amounts outstanding under those agreements to be immediately due and payable, together with accrued and unpaid interest. Management estimates that the Company will not be in compliance with one or more of its financial covenants, as amended, as of September 30, 2002 and beyond. Management is evaluating certain alternatives to alleviate this issue, including further amendments to the Credit Agreement or refinancing amounts outstanding under the Credit Agreement. There can be no assurance that management will be able to successfully implement such alternatives. If the Company is unable to implement such alternatives at sufficient financing levels, the Company would not have the liquidity necessary to repay any debt that was so accelerated, and the Company's ability to obtain liquidity required for its operations would be uncertain. The Company's auditors have informed management that if the Company is unable to sufficiently remediate its anticipated non-compliance with debt covenants, the auditors expect to issue a going concern modification within the auditor's report on the September 30, 2002 financial statements.

        Debt Service Obligations.    The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. The interest payments on the Company's $625.0 million 9% Series A Senior Subordinated Notes due February 2008, the $250.0 million 9.375% Senior Notes due November 2007, and interest and principal payments on indebtedness outstanding pursuant to the Company's Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $118.0 million, as of June 30, 2002, under the Term Loan Facility and up to $150.0 million under the Revolving Facility. The Company is required to repay the principal amount of borrowings outstanding under the Term Loan Facility, the principal amount of the Subordinated Notes, and the principal amount of the Senior Notes in the years and amounts set forth in the following table (in millions):

Fiscal Year	Remaining Principal Amount
2002	$0.3
2003	14.8
2004	48.8
2005	44.3
2006	9.8
2007 and beyond	875.0

        In addition, any amounts outstanding under the Revolving Facility mature in February 2004. The Company had $15.0 million of loans outstanding and $51.2 million in letters of credit under the Revolving Facility as of June 30, 2002.

        Potential Purchase Price Adjustments.    In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent purchase price payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company paid $60.0 million to Aetna for each of the first four years subsequent to closing, including $60.0 million paid in cash in each of fiscal year 2001 and 2002, and has accrued the final payment in June 2002.

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

        On May 31, 2001, the Company issued $250.0 million of 9.375% Senior Notes. The proceeds were used to retire certain amounts outstanding under the Term Loan Facility. There can be no assurances that the Company will be able to consummate additional strategic alternatives to improve its capital structure and/or liquidity.

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

        Discontinued Operations.    In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider: As of June 30, 2002, the Company has $7.6 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider segment. The remaining liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, net of subleases, for certain properties through September of 2010 and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements and collections of patient receivables.

  •
  Specialty Managed Healthcare: As of June 30, 2002, the Company has $4.7 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $4.1 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of amounts accrued for pending litigation, settlements and other various costs. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

  •
  Human Services Segment: As of June 30, 2002, the Company has $0.7 million accrued on its consolidated balance sheet for obligations related to the discontinued human services segment. This balance is comprised of amounts accrued for federal and state taxes, various insurance payments and other estimated liabilities. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 143"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently accounts for all exit or disposal activities under EITF No. 94.3. While this standard will have no impact on amounts previously recorded under EITF 94-3, it would change how the Company records restructuring charges in the future.

        In April 2002, the FASB issued SFAS No. 145 "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company plans to implement this standard in the fourth quarter of fiscal 2002. As a result, the Company anticipates reclassifying their fiscal 2001 extraordinary loss of $3,984 to interest expense.

        In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt this standard on October 1, 2002. The Company has not yet determined the impact of this pronouncement as of the date of filing of this Form 10-Q.

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

        In June 2001, the FASB finalized SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company currently uses the purchase method of accounting.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina seeking recovery under the indemnification provisions of the Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the ESOP Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $8 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. This matter is scheduled to go to trial in October 2002. As a result of court-ordered mediation, management is considering settlement of this claim at substantially less than the amount of claimed losses, contingent upon the approval of our board of directors and the exclusion of the potential settlement from the financial covenants under the Company's current or refinanced debt instruments (see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Outlook—Liquidity and Capital Resources—Restrictive Financing Covenants"). This latter condition is not largely within the Company's control and neither of these conditions has been satisfied. As a result, the Company has not recorded any reserves relating to this matter.

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

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
99.1	CFO Certification of quarterly report
99.2	CEO Certification of quarterly report

† filed herewith.
  (b)
  Reports on Form 8-K

        The Company filed the following current report on Form 8-K with the Securities and Exchange Commission during the Quarter ended June 30, 2002.

Date of Report	Item Reported and Description	Financial Statement as filed
May 24, 2002	Change in principal auditor	no

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (REGISTRANT)
Date: August 14, 2002	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: August 14, 2002	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)