Form 10-Q/A
period 2002-06-30
MAGELLAN HEALTH SERVICES INC
filed 2002-08-16
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

        For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Magellan Health Services, Inc. has amended and replaced in its entirety Exhibits 99.1 and 99.2 of the June 30, 2002, Form 10-Q. In order to preserve the nature and character of the disclosures originally set forth in the June 30, 2002, Form 10-Q filed on August 14, 2002, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way.

        Item 6.-Exhibits

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
99.1	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

MAGELLAN HEALTH SERVICES, INC.
By:	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer

Date: August 16, 2002

By:	/s/ JEFFERY N. WEST Jeffery N. West Senior Vice President and Controller (Principal Accounting Officer)

Date: August 16, 2002

QuickLinks

SIGNATURES