Form 10-K
period 2002-09-30
MAGELLAN HEALTH SERVICES INC
filed 2003-01-14
CIK 19411

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.25 par value).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the most recently completed second fiscal quarter, March 31, 2002 was approximately $198.1 million.

        The number of shares of the registrant's common stock outstanding as of January 10, 2003 was 35,138,686.

        DOCUMENTS INCORPORATED BY REFERENCE:    None.

MAGELLAN HEALTH SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2002

PART I

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements.

Item 1. Business

        Magellan Health Services, Inc. (the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is a national healthcare company. The Company operates in the managed behavioral healthcare business. The Company's executive offices are located at Suite 400, 6950 Columbia Gateway Drive, Columbia, Maryland 21046, and its telephone number at that location is (410) 953-1000.

Capital Structure Overview

        Financial Restructuring.    In light of its current market conditions and its operating results for 2002, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described below, unless certain waivers under the Credit Agreement are extended beyond January 15, 2003, certain events of default will exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness.

        The Company has retained Gleacher Partners, LLC ("Gleacher") as its financial advisor to assist it in its efforts to restructure its debt. The Company is currently in discussions with its lenders (the "Lenders") under the Credit Agreement and members of an ad hoc committee (the "Ad Hoc Committee") formed by the holders of its 9.375% Senior Notes due 2007 (the "Senior Notes") and 9.0% Series A Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Lenders and the Ad Hoc Committee have each retained separate financial and legal advisors to assist them in the restructuring process.

        The Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed financial restructuring. The proposed financial restructuring set forth in the term sheet contemplates an exchange of the Subordinated Notes for substantially all of the equity of the Company, a reinstatement of the Senior Notes with modification of certain interest payments from cash to additional Senior Notes, reinstatement of the obligations under the Credit Agreement with modified amortization payments, and a modification of the Company's contingent purchase price obligations to Aetna Inc. ("Aetna") and an extension of the Company's customer contract with Aetna which currently expires

December 31, 2003. The term sheet also contemplates that the proposed financial restructuring will be effected through commencement of a chapter 11 case under the U.S. Bankruptcy Code and the subsequent consummation of a plan of reorganization. In addition, the term sheet contemplates that the providers of behavioral health services with whom the Company contracts, as well as the Company's customers and employees, will not be adversely affected by the restructuring, all debts owing to such persons will continue to be paid in the ordinary course of business, and that the Company will continue to operate in the ordinary course of business. Although the term sheet is based on conversations with the relevant constituencies, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

        There can be no assurances that the Lenders, the holders of Senior Notes or Subordinated Notes or Aetna will agree to a restructuring of the Company's debt in a manner that will permit the Company to satisfy its foreseeable financial obligations. If a plan of restructuring satisfactory to the Company and its creditors cannot be effected, the Company may need to seek protection under the U.S. Bankruptcy Code.

        Credit Agreement Waivers.    In the fourth quarter of fiscal 2002, the Company announced that it most likely would not meet, as of September 30, 2002, one or more of its financial covenants set forth in the Credit Agreement. On October 25, 2002, the Company entered into an agreement pursuant to which the Lenders granted the Company a waiver (the "October Waiver") through December 31, 2002 of any event of default that may exist as a result of the failure of the Company to comply with any of the financial covenant requirements for the fiscal quarter ended September 30, 2002. Under the October Waiver, the interest rates and commitment fees increased by 0.5 percent. In addition, the Company's ability to incur additional indebtedness under the Credit Agreement is limited to circumstances under which the Company otherwise does not have available unrestricted cash and in no event can such additional indebtedness total more than $20 million during the term (or the amount of availability, whichever is less).

        On January 1, 2003, the Company entered into an amendment and waiver (the "January Waiver"), which extended the agreements provided for in the October Waiver and which also provided for a waiver of any events of default with respect to financial covenants for the quarter ended December 31, 2002 through the new waiver expiration date of January 15, 2003. In addition, the January Waiver amended the Credit Agreement such that the London inter-bank offer rate ("LIBOR") option will no longer be available to the Company for any loans which are incurred or roll over after January 1, 2003. The Company's interest expense under the Credit Agreement will increase, as interest on such loans will now be based on the prime rate plus the applicable spread rather than LIBOR rates plus the applicable spread, which have historically been lower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Credit Agreement Waivers" for further discussion of the October Waiver and the January Waiver. As it continues to pursue a financial restructuring plan, the Company will seek to obtain further waivers with respect to financial covenants under the Credit Agreement. The Company can give no assurance that such further waivers will be obtained.

        Absent the January Waiver and the October Waiver, there would exist events of default with respect to two financial covenants under the Credit Agreement as of September 30, 2002, which would have prevented the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder. In addition, such events of default would give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). Any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, and to exercise their remedies thereunder.

        Similarly, if the January Waiver is not extended beyond January 15, 2003, there will exist events of default with respect to certain of the financial covenants under the Credit Agreement, which will prevent the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder; such events of default would give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders); and any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the holders of Subordinated Notes, the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes respectively, and to exercise their remedies thereunder. Consequently, if the January Waiver is not extended beyond January 15, 2003, the Company may need to seek protection under the U.S. Bankruptcy Code.

History

        Prior to June 1997, the Company's primary business was the operation of psychiatric hospitals. During the first quarter of fiscal 1996, the Company acquired a 61 percent ownership interest in Green Spring Health Services, Inc. ("Green Spring"), a managed behavioral healthcare company specializing in mental health and substance abuse/dependence services. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the managed behavioral healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. During the second quarter of fiscal year 1998, the minority stockholders of Green Spring converted their 39 percent ownership interest in Green Spring into an aggregate of 2,831,516 shares of the Company's common stock and Green Spring became a wholly owned subsidiary of the Company. Subsequent to the Company's acquisition of Green Spring, based on the Company's belief that the managed behavioral healthcare industry offered growth and earnings prospects superior to those of the psychiatric hospital industry, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion of its managed behavioral healthcare business.

        In June 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate ("Crescent") for approximately $400 million, net of approximately $16 million in costs (the "Crescent Transactions"), and used approximately $200 million of the proceeds to reduce long-term debt, including borrowings under the then existing credit agreements. Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50 percent ownership of CBHS; the other 50 percent of the ownership interest of CBHS was owned by COI.

        The Crescent Transactions provided the Company with approximately $200 million of net cash proceeds, after debt repayment. The Company used the proceeds to finance the acquisition of Allied Specialty Care Services, Inc. ("Allied") (which became part of the Company's specialty managed healthcare segment) as well as two acquisitions in managed behavioral healthcare as follows:

        On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), from Aetna for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other managed behavioral healthcare plans. In addition, the Company agreed to make additional contingent payments of up to $60.0 million annually to Aetna through 2003 in the event certain targets were achieved with respect to the number of HAI's covered lives in specified products. The Company has made additional purchase price payments totaling $240.0 million through September 30, 2002. The final payment of $60.0 million was accrued in June 2002 and is due in the second quarter of fiscal 2003. These additional purchase price payments have been recorded as goodwill by the Company. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its Credit Agreement to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources."

        On February 12, 1998, the Company consummated the acquisition of Merit Behavioral Care Corporation ("Merit") for cash consideration of approximately $448.9 million plus the repayment of Merit's debt. Merit managed behavioral healthcare programs across all segments of the healthcare industry, including health maintenance organizations ("HMOs"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs. In connection with the consummation of the Merit acquisition, the Company entered into the Credit Agreement, which provided for a revolving credit facility (the "Revolving Facility") of up to $150.0 million and a term loan facility (the "Term Loan Facility") which provided for borrowings of up to $550.0 million, and the Company issued the Subordinated Notes pursuant to an indenture which governs the Subordinated Notes (the "Subordinated Notes Indenture"). Interest on the Subordinated Notes, which mature on February 15, 2008, is payable semi-annually on each February 15 and August 15.

        In connection with these acquisitions, the Company implemented the Managed Care Integration Plan starting in fiscal year 1998 to combine and integrate the Company's managed behavioral healthcare organizations and specialty managed care organizations. The plan included the elimination of duplicate staffing and facilities and the standardization of business practices and information technology platforms. See Note 11—"Managed Care Integration Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.

        During fiscal 1999, the Company completed its exit from the healthcare provider and franchising businesses by selling its European psychiatric provider operations for approximately $57.0 million in April 1999 and consummating the transfer of certain assets and other interests in September 1999 pursuant to a Letter Agreement with Crescent, COI and CBHS. Under the Letter Agreement, the Company redeemed 80 percent of its common interest and all of its preferred interest in CBHS, agreed to transfer to CBHS its interests in five of its six hospital-based joint ventures ("Provider JVs") and related real estate, transferred certain assets to CBHS, agreed to pay $2.0 million to CBHS in 12 equal monthly installments beginning on the first anniversary of the closing date, transferred its healthcare franchising interest to CBHS and forgave unpaid franchise fees of approximately $115 million (the "CBHS Transaction"). See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. The CBHS Transaction, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999 (the measurement date), represented the disposal of the Company's healthcare provider and healthcare franchising business segments under APB 30.

        On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released from all obligations to CBHS, (ii) the Company obtained the economic value of the five Provider JVs that were previously conveyed to CBHS, and (iii) the Company agreed to pay CBHS approximately $26 million over a period of 270 days from the date on which the agreement was approved by the bankruptcy court. The Company paid the final installment on this obligation of $5.0 million to CBHS in January 2002. The Company, with the cooperation of its joint venture partners and CBHS, has sold the assets and operations of three Provider JVs and ceased the operations of the other two Provider JVs.

        On October 4, 2000, the Company adopted a formal plan to exit from the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment included the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra") which was consummated February 29, 2000 and Allied which was consummated on December 5, 1997. The purchase price for Vivra was $10.3 million. The Company paid approximately $54.5 million for Allied. The Company exited the specialty managed healthcare business via sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all contracts entered into by Allied and Vivra; however, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at September 30, 2002.

        On January 18, 2001, the Board of Directors approved, and the Company entered into a definitive agreement for, the sale of the stock of National Mentor, Inc. ("Mentor"), which represented the business and interests that comprised the Company's human services segment. The human services the Company provided through Mentor included specialty home-based healthcare services provided through "mentor" homes, as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with developmental disabilities.

        On May 31, 2001, the Company issued $250.0 million of Senior Notes, which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15. The gross proceeds of $250.0 million from the issuance and sale of the Senior Notes, together with cash on hand, were used to pay the initial purchasers' fees and other expenses related to the offering and to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under Tranche A Term Loans, $75.2 million under Tranche B Term Loans and $75.2 million under Tranche C Term Loans. In connection with the issuance of the Senior Notes, the Company also amended its Credit Agreement.

        APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for fiscal 2000 for the discontinuance of the specialty managed healthcare segment, and the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        As of September 30, 2002, the Company has disposed of its human services segment in its entirety, and has taken the majority of the actions necessary to complete the disposal of or shutting down of its healthcare provider and franchising segments and its specialty managed healthcare segment, but still has certain assets and liabilities of these segments on its balance sheet. These remaining assets and liabilities are described in Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. As of September 30, 2002, the Company has recorded reserves on its balance sheet for estimates of all future losses and expenses of disposal of these segments. However, there can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the

Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the income statement.

        The Company is currently engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral healthcare professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. See "Business—Provider Network" for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, whereby the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, whereby the Company provides services such as utilization review, claims administration or provider network management, but does not assume responsibility for the cost of services, (iii) EAPs and (iv) products which combine features of some or all of our risk-based, ASO, or EAP products.

        At September 30, 2002, the Company managed the behavioral healthcare benefits of approximately 67.7 million covered lives.

Industry

        According to an interim report from the President's New Freedom Commission on Mental Health (established on April 29, 2002 by Executive Order 13263), about five to seven percent of adults in a given year have a "serious mental illness", defined as any diagnosable mental disorder that affects work, home or other areas of social functioning. About five to nine percent of children have a "serious emotional disturbance" defined as any diagnosable mental disorder (in a child under 18) that severely disrupts social, academic and emotional functioning. In addition, according to the interim report, mental illness, when compared with all other diseases (such as cancer and heart disease), ranks first in terms of causing disability in the United States, Canada and Western Europe. Mental illness, including depression, bipolar disorder and schizophrenia, accounts for 25 percent of all disabilities across major industrialized countries, and in the United States alone, the economy's loss of productivity from mental illness is estimated to amount to $63 billion annually.

        Managed behavioral healthcare companies such as Green Spring, HAI and Merit were formed to address the behavioral health needs of society. Managed behavioral healthcare companies focus on matching an appropriate level of specialist and treatment setting with the patient to provide care in a cost-efficient manner while improving early access to care and utilizing the most modern and effective treatments. As the growth of managed behavioral healthcare has increased, there has been a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.

        According to an industry trade publication entitled "Open Minds Yearbook of Managed Behavioral Health Market Share in the United States 2002-2003" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "Open Minds"):

  •
  As of January 2002, approximately 227.1 million beneficiaries were covered by some form of managed behavioral healthcare plan.

  •
  The number of covered beneficiaries has grown from approximately 86.3 million beneficiaries in 1993 to approximately 227.1 million as of January 2002, representing a cumulative increase of 163 percent in the total number of program enrollees during that time.

  •
  In terms of program enrollment, the largest growth area of the managed behavioral healthcare industry over the past year has been in utilization review/case management programs. Total industry enrollment in this area has increased from 33.3 million members in 2001 to 42.9 million members in 2002, an increase of over 28 percent. Conversely, enrollment in risk-based network programs has decreased over the same period, from 63.7 million members in 2001 to 58.6 members in 2002, a decrease of eight percent.

        Open Minds divides the managed behavioral healthcare industry as of January 2002 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

Category of Care	Beneficiaries (In millions)	Percent of total
Risk-Based Network Products	58.6	25.8%
EAPs	62.8	27.7
Integrated Products	17.4	7.6
Utilization Review/Case Management Products	42.9	18.9
Non-Risk-Based Network Products	45.4	20.0

Total	227.1	100.0%

        The following is a summary of each of these categories of care as defined by Open Minds:

        Risk-Based Network Products.    Under risk-based network products, the managed behavioral healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of medication). Most of these programs have payment arrangements in which the managed care company agrees to arrange for services in exchange for a fixed fee per member per month that varies depending on the profile of the beneficiary population or otherwise shares the responsibility for arranging for all or some portion of the treatment services at a specific cost per employee. Under these products, the managed behavioral healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care. Therefore, the managed behavioral healthcare company must contract with, credential and manage a network of specialized providers and facilities that covers the complete continuum of care. The managed behavioral healthcare company must also see that the appropriate level of care is delivered in the appropriate setting. This product generally provides higher revenue for the managed behavioral healthcare company, due to the fact that it bears the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by Open Minds.

        Employee Assistance Programs.    An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. Many businesses have implemented alcoholism and drug abuse treatment programs in the workplace, and in some cases have expanded those services to cover a wider spectrum of personal problems experienced by workers and their families, such as depression and anxiety disorders. As a result, EAP products now typically include consultation services, evaluation and referral services, employee education and outreach services. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Safety and Health Act requirements, taken together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

        Integrated EAP/Managed Behavioral Healthcare Products.    EAPs are utilized in a preventive role and in facilitating early intervention and brief treatment of behavioral healthcare problems before more extensive treatment is required. Consequently, EAPs often are marketed and sold in tandem with managed behavioral healthcare programs through "integrated" product offerings. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

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

Company Overview

        The Company is currently engaged in the managed behavioral healthcare business. Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Workplace Group ("Workplace"); (ii) Health Plan Solutions Group ("Health Plans"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. Workplace provides, primarily to employers, EAP assessment and referral services and integrated products that combine EAP with risk-based or ASO managed behavioral healthcare services. Health Plans provides risk-based and ASO products to health plan beneficiaries primarily through contracts with managed care companies, health insurance companies and other health plans. Public provides risk-based and ASO products to Medicaid beneficiaries through contracts with State or local government agencies. Corporate and Other mainly provides administrative support to the other segments.

        According to enrollment data reported in Open Minds, the Company is the nation's largest provider of managed behavioral healthcare services. As of September 30, 2002, the Company had approximately 67.7 million covered lives under managed behavioral healthcare contracts and managed behavioral healthcare programs for approximately 2,300 customers. Through its current network comprising in excess of 48,000 providers (including treatment facilities), the Company manages behavioral healthcare programs for HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. The Company has the largest and most comprehensive behavioral healthcare provider network in the United States.

        The Company's professional care managers coordinate and manage the delivery of behavioral healthcare treatment services through the Company's network of providers, which includes psychiatrists,

psychologists, licensed clinical social workers, marriage and family therapists and licensed clinical professional counselors. The treatment services provided by the Company's behavioral provider network include outpatient programs (such as counseling and therapy), intermediate care programs (such as sub-acute emergency care, intensive outpatient programs and partial hospitalization services), inpatient treatment services and alternative care services (such as residential treatment, home and community-based programs and rehabilitative and support services). The Company manages delivery of these services through: (i) risk-based products; (ii) EAPs; (iii) ASO products and (iv) products that combine features of some or all of these products. Under risk-based products, the Company arranges for the provision of a full range of behavioral healthcare services for beneficiaries of its customers' healthcare benefit plans through fee arrangements under which the Company assumes all or a portion of the responsibility for the cost of providing such services in exchange for a fixed per member per month fee. Under EAPs, the Company arranges for assessment services to employees and dependents of its customers, and if required, referral services to the appropriate behavioral healthcare service provider. Under ASO products, the Company provides services such as utilization review, claims administration and provider network management. The Company does not assume the responsibility for the cost of providing behavioral healthcare services pursuant to its ASO products.

Business Strategy

        Proposed Financial Restructuring.    As more fully discussed above under "Capital Structure Overview" above and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" below, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its Credit Agreement to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, unless certain waivers under the Credit Agreement are extended beyond January 15, 2003, certain events of default will exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness.

        Continued focus on improving operating efficiency and margins.    The Company believes that it can reduce administrative costs and improve customer service by implementing best practices across the organization and by standardizing and consolidating processes as appropriate. To that end, management of the Company approved and implemented business improvement initiatives, primarily in one of its operating segments, during the first quarter of fiscal 2002. In June of 2002, these business improvement initiatives were extended to the Company as a whole, and formally termed Accelerated Business Improvement ("ABI"). Under ABI, the Company, along with the aid of an outside consultant hired by the Company, has critically analyzed its operations and administrative functions. Based on these analyses, an action plan to reduce operating inefficiencies was developed and implemented in fiscal 2002. The Company has incurred approximately $14.2 million in fiscal 2002 related to ABI and pre-ABI business improvement initiatives. The Company continues to explore and implement initiatives under ABI and expects to incur approximately $10.0 million to $20.0 million of additional costs in fiscal 2003 with respect to such activities. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully fund or implement these initiatives or realize the anticipated savings.

        Leverage the Company's market position to grow revenue and increase earnings.    The Company believes it is positioned to grow membership and revenues over the long term as a result of its economies of scale, and proven behavioral health expertise. Furthermore, as the industry leader, the Company believes it is also positioned to benefit from proposed changes in federal and state parity legislation, which proposes to reduce and in some cases eliminate the difference in coverage limits for mental health coverage as compared to medical health coverage.

Managed Behavioral Healthcare Products and Services

        General.    The following table sets forth the approximate number of covered lives as of September 30, 2001 and 2002 and revenue for fiscal 2001 and 2002 for the types of managed behavioral healthcare programs offered by the Company:

Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
2001
Risk-Based Products(1)	36.5	52.4%	$1,540.7	87.8%
ASO products	33.1	47.6	214.8	12.2

Total	69.6	100.0%	$1,755.5	100.0%

2002
Risk-Based Products(1)	34.5	51.0%	$1,537.9	87.7%
ASO products	33.2	49.0	215.2	12.3

Total	67.7	100.0%	$1,753.1	100.0%

(1)
Includes Risk-Based Products, EAPs and Integrated Products.

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

        Employee Assistance Programs.    The Company's EAP products typically provide assessment and referral services to employees and dependents of the Company's customers in an effort to assist in the early identification and resolution of productivity problems associated with the employees who are impaired by behavioral conditions or other personal concerns. For many EAP customers, the Company also provides limited outpatient therapy (typically limited to eight or fewer sessions) to patients requiring such services. For these services, the Company typically is paid a fixed fee per employee per month; however, the Company is usually not responsible for the cost of providing care beyond these services. If further services are necessary beyond limited outpatient therapy, the Company will refer the beneficiary to an appropriate provider or treatment facility.

        Integrated Products.    Under its integrated products, the Company typically establishes an EAP to function as the "front end" of a managed care program that provides a full range of services, including more intensive treatment services not covered by the EAP. The Company typically manages the EAP and accepts the responsibility for managing the provision of any additional treatment required upon referral out of the EAP, thus integrating the two products and using both the Company's care management and clinical care techniques to manage the provision of care. The Company's management of the behavioral healthcare treatment can be risk-based, for which the Company is responsible for the cost of such treatment, or ASO.

        ASO Products.    Under its ASO products, the Company provides services ranging from utilization review and claims administration to the arrangement for and management of a full range of patient treatment services, but does not assume any of the responsibility for the cost of providing treatment services. Services can include member assistance, management reporting and claims processing in addition to utilization review and care management. The Company is paid a fee per member per month for such services.

Segments

        General.    The following table sets forth the approximate number of covered lives as of September 30, 2001 and 2002 and revenue for fiscal 2001 and 2002 in each of the Company's behavioral customer segments described below:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
2001
Workplace	27.2	39.1%	$228.4	13.0%
Health Plans	39.9	57.3	1,043.9	59.5
Public	2.5	3.6	483.2	27.5

Total	69.6	100.0%	$1,755.5	100.0%

2002
Workplace	27.5	40.6%	$228.7	13.0%
Health Plans	37.0	54.7	977.4	55.8
Public	3.2	4.7	547.0	31.2

Total	67.7	100.0%	$1,753.1	100.0%

        See Note 15—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein for financial information regarding business segments of the Company.

        Workplace.    The Company's Workplace segment mainly provides EAP services and integrated products primarily to employers, including corporations and governmental agencies. In addition, the Workplace segment provides ASO products to certain health plan customers, including Aetna.

        Health Plans.    The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based and ASO contracts. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and—Regulation".

Customer Contracts

        The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. The Company's contracts generally provide for payment of a per member per month fee to the Company. See "Cautionary Statements—Risk-Related Products" and—Reliance on Customer Contracts."

Provider Network

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

        As of September 30, 2002, the Company had contractual arrangements covering in excess of 48,000 individual third-party network providers (including treatment facilities). The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which they are typically paid by the Company on a fee-for-service basis. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements.

        The Company's managed behavioral healthcare network also includes contractual arrangements with third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities, and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility upon 30 to 120 days' notice.

Joint Ventures

        As of September 30, 2002, the Company was a 50 percent partner with Value Options, Inc. in the Choice Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. Choice derives all of its revenues from a subcontract with a health plan under which it provides managed behavioral healthcare services to TRICARE beneficiaries. TRICARE was formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS). The subcontract expires on June 30, 2003. The Company accounts for its investment in Choice using the equity method of accounting with the Company's share of net income or loss of Choice recognized in the statement of operations. The Company's investment in Choice at September 30, 2001 and 2002 was approximately $(0.1) million and $1.6 million, respectively. The Company's equity in income of Choice for fiscal years 2000, 2001 and 2002 was approximately $12.1 million, $36.4 million and $11.2 million, respectively. During the second quarter of fiscal 2001, Choice recognized revenues related to the settlement of certain contract appeals under its subcontract with respect to TRICARE. The Company received $14.1 million, $38.0 million and $9.6 million in partnership distributions from Choice in fiscal years 2000, 2001 and 2002, respectively. Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and certain other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150.0 thousand per month for the extension period up to a maximum of twelve months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

        The Company owns a 50 percent interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"), which was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee's TennCare program. In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002, however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to the Company for up to six months. In December 2002, Premier signed a contract amendment to extend the Premier contract through February 28, 2003 with four potential one-month extensions through June 30, 2003. It is uncertain as to what will happen to the Premier membership after this contract amendment expires; however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the TennCare program. The Company's direct contract with the State of Tennessee executed in May 2002 is otherwise not materially affected by the changes with the Premier contract. The Company accounts for its investment in Premier using the equity method of accounting. The Company's investment in Premier at September 30, 2001 and 2002 was $5.6 million and $3.1 million, respectively. The Company's equity in loss of Premier for fiscal years 2000, 2001 and 2002 was $(4.0) million, $(2.5) million and $(2.5) million, respectively. The Company has not received a partnership distribution from nor has it made any further investments in Premier during fiscal years 2000, 2001 and 2002. See Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

        The Company owns a 37.1 percent interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001 and 2002 was $5.3 million and $8.5 million, respectively. The Company's equity in income of Royal for fiscal years 2000, 2001 and 2002 was $1.9 million, $2.6 million and $4.3 million, respectively. The Company received $0.2 million, $0.4 million and $1.1 million in partnership distributions from Royal in fiscal years 2000, 2001 and 2002, respectively. See Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

Competition

        The Company's business is highly competitive. The Company competes with large insurance companies, HMOs, PPOs, third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter substantial competition in the future from new market entrants. Many of the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of competition, the Company does not expect to be able to rely solely on price increases to achieve revenue growth and expects to continue experiencing downward pressure on direct operating margins. Also, the Company's current liquidity issues and financial restructuring needs may adversely affect the Company's ability to successfully compete in certain circumstances.

        The Company believes it benefits from the competitive strengths described below:

        Industry Leadership.    The Company is the largest provider of managed behavioral healthcare services in the United States, according to enrollment data reported in Open Minds, with 30.3 percent market share of total enrollment in 2002. The Company believes, based on data reported in Open Minds, that it also has the number one market position in each of the major managed behavioral healthcare product markets in which it competes. See "Cautionary Statements—Highly Competitive Industry" and "—Reliance on Customer Contracts" for a discussion of the risks associated with the highly competitive nature of the managed behavioral healthcare industry and the Company's reliance on contracts with payors of behavioral healthcare benefits, respectively.

        Broad Product Offering and Nationwide Provider Network.    The Company offers managed behavioral care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's provider network encompasses in excess of 48,000 providers (including treatment facilities) in all 50 states and Puerto Rico. See "Cautionary Statements—Risk-Related Products" for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

        Broad Base of Customer Relationships.    The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna and Humana; (iii) large corporations, such as IBM, Federal Express and AT&T; (iv) state and local governmental agencies; and (v) certain agencies of the federal government. See "Cautionary Statements—Reliance on Customer Contracts" for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period beginning June 17, 2002. The new policies are also written on a "claims-made" basis, and are subject to a $1.0 million per claim ($5.0 million per class action claim) unaggregated self-insured retention for managed care liability, and a $250,000 per claim unaggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, excluding portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

Regulation

        General.    The managed behavioral healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing: (i) the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and (ii) the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. Other subjects of these regulations include accreditation, government healthcare program participation requirements and reimbursement for patient services. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's managed behavioral healthcare operations is described in this section. The subjects of these regulations include Medicare and Medicaid fraud and abuse.

        The Company believes its operations are structured to comply with applicable laws and regulations in all material respects and that it has received all licenses and approvals that are material to the operation of the business. However, regulation of the managed healthcare industry is evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional license requirements and/or regulation.

        Licenses.    Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intracorporate transactions. One or multiple agencies may require as a condition of such license or approval that the Company cease or modify certain of its operations or modify the way it operates in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain a license or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing as a single service HMO, TPA or utilization review agent in one or more jurisdictions. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

        Insurance, HMO and PPO Activities.    To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, preferred provider organization ("PPO") or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licenses as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the

"NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York and New Jersey, have also adopted their own regulatory initiatives that subject entities such as the Company's subsidiaries to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company's ability to pay dividends, make certain investments and repay certain indebtedness. Being licensed as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. The imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensing process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensing process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its license application is pending. In addition, failure to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

        Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Corporations imposed certain restrictions on the Company in connection with the issuance of an approval of the Company's acquisitions of HAI and Merit, including restrictions on the ability of the California subsidiaries of HAI and Merit to fund the Company's operations in other states and on the Company's ability to make certain operational changes with respect to the subsidiaries of HAI and Merit in California.

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. Subsequent to September 30, 2002, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California, the State of Tennessee and Premier agreed to an arrangement under which the State may exercise additional supervision over the affairs of Premier, and the State of Tennessee has been granted an order to seize possession and control of the assets of the Company's wholly-owned subsidiary that contracts to provide services under the state's TennCare program. This subsidiary intends to challenge the order. The subsidiary will continue to operate during the pendency of this order.

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

        There is a trend among states to require licensing or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974 ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

        Licensing of Healthcare Professionals.    The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide behavioral healthcare treatment on behalf of or under contracts with the Company and the case managers and other personnel of the health services business are in compliance with the applicable state licensing requirements and current interpretations thereof. However, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licenses could be obtained. However, there can be no assurance that such licensing requirements will not adversely affect the Company's existing operations or limit expansion.

        Prohibition on Fee Splitting and Corporate Practice of Professions.    The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists, or other behavioral healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws. However, there can be no assurance that the Company's existing operations and its contractual arrangements with psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

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

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy and employer IDs have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. The Company has filed for the extension as permitted by law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company has completed the development of a new electronic data interchange ("EDI") strategy, which it believes will significantly enhance its HIPAA compliance efforts. The Company has signed an agreement with an external EDI tool vendor to expand the Company's usage of EDI technology, developed a project plan and an accompanying resource requirements rationale, and identified anomalies through mapping of the HIPAA standard transactions to the Company's various clinical, claim and provider systems.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient authorization to release healthcare information in certain situations, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records, creates a requirement to notify members of privacy practices and also requires that entities contract with their downstream business associates using standards required by the regulation. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30-day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation was published in the August 14, 2002 Federal Register. The compliance date for the privacy regulation, including these changes, remains April 14, 2003. The Company has developed and implemented various measures to address areas such as confidential communications, accounting of disclosures, right of access and amendment, identifying and contracting with business associates, creation of HIPAA compliant policies and information technology upgrades. The Company believes that it is on track to be in compliance with the privacy regulations by the compliance date.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released in the second quarter of fiscal 2003. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation has not been released, the Company has taken steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 18 to 21 months to ensure compliance with the new requirements. The Company incurred approximately $3.8 million in operating costs and $2.5 million in capital expenditures related to HIPAA in fiscal year 2002. Management estimates that the Company will incur approximately $3.0 million to $5.0 million in operating expenditures and approximately $7.0 million to $9.0 million in capital expenditures related to these efforts during fiscal 2003.

        Other Significant Privacy Regulation.    Another initiative impacting the privacy of healthcare information is the Gramm-Leach-Bliley Act of 1999 ("GLB"). This federal legislation calls on the departments of insurance in the various states to enact regulations relating to a number of issues, including the privacy of health information. The privacy regulation under HIPAA does not preempt state law, unless the state law is in conflict with HIPAA, so in many states the Company is addressing privacy issues under not only HIPAA, but under GLB as well. A few states have recognized this as an issue and have stated that entities that comply with HIPAA by the effective date under GLB will be considered to be in compliance with GLB even though the laws are different.

        Regulation of Customers.    Regulations imposed upon the Company's customers include, among other things, benefits mandated by statute, exclusions from coverages prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights and confidentiality requirements. Although the Company believes that such regulations do not at present materially impair its operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

        ERISA.    Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the IRS and the U.S. Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA requirements in all material respects. Although the Company believes that it is in material compliance with the applicable ERISA requirements and that such compliance does not currently have a material adverse effect on its operations, there can be no assurance that continuing ERISA compliance efforts or any future changes to the applicable ERISA requirements will not have a material adverse effect on the Company.

        Other Proposed Legislation.    In the last five years, legislation has periodically been introduced at the state and federal levels providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs. Legislation of this type, if enacted, could materially adversely affect the Company's business, financial condition or results of operations. Such legislation could include both federal and state bills affecting the Medicaid programs which may be pending in, or recently passed by, state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.

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

Cautionary Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements.

        Proposed Financial Restructuring.    The Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its Credit Agreement to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003.

        In addition, unless certain waivers under the Credit Agreement are extended beyond January 15, 2003, certain events of default will exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. Consequently, the Company may need to seek protection under the U.S. Bankruptcy Code. See "Capital Structure Overview" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" below.

        Substantial Leverage.    The Company is currently highly leveraged. As of September 30, 2002, the Company's aggregate outstanding indebtedness was approximately $1.0 billion and the Company's stockholders' deficit was approximately $570.7 million. The Credit Agreement, the Senior Notes Indenture and the Subordinated Notes Indenture permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations.

        The Company's high level of indebtedness could have important consequences to the Company, including, but not limited to, the following:

  •
  the Company's ability to obtain additional financing, or to obtain it on satisfactory terms, to fund working capital, capital expenditures, acquisitions, general corporate purposes, product development efforts, strategic acquisitions or other purposes may be impaired in the future;

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

  •
  the Company's level of indebtedness may prevent it from raising the funds necessary to pay its obligations under the Credit Agreement or repurchase the Senior Notes or Subordinated Notes tendered to the Company upon the occurrence of a change of control, which would constitute an event of default under the Company's Credit Agreement, Senior Notes Indenture and Subordinated Notes Indenture; and

  •
  the Company's failure to comply with the financial and other restrictive covenants in its indebtedness, which, among other things, require the Company to maintain certain financial ratios and limits its ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company's business or its ability to continue as a going concern. See "Capital Structure Overview" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

        Restrictive Covenants in the Company's Debt Instruments.    The Credit Agreement, the Senior Notes Indenture and the Subordinated Notes Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting the Company's ability to:

  •
  incur additional indebtedness or issue preferred or redeemable stock;

  •
  pay dividends and make other distributions;

  •
  repurchase equity interests;

  •
  prepay subordinated debt;

  •
  make restricted payments;

  •
  enter into sale and leaseback transactions;

  •
  create liens;

  •
  sell and otherwise dispose of assets;

  •
  merge or consolidate; and

  •
  enter into certain transactions with affiliates.

        These restrictions may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. In addition, the Credit Agreement, as amended, includes other and more restrictive covenants and prohibits the Company from prepaying certain of its other indebtedness.

        Risk-Related Products.    The Company's revenues come primarily from arrangements under which it assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of pharmaceuticals or other medication) to a specified beneficiary population in exchange, generally, for a fixed fee per member per month. The Company refers to such arrangements as "risk-related contracts" or "risk-related products". Revenues from such arrangements accounted for approximately 87.7%, 87.8% and 87.7% of the Company's net revenue in fiscal years 2000, 2001 and 2002, respectively. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. The most significant factor affecting the profitability of risk-related contracts is the ability to control direct service costs in relation to contract pricing. If the aggregate cost of behavioral healthcare treatment services provided to a given beneficiary population in a given period exceeds the aggregate of the per member per month fees received by the Company with respect to the beneficiary population in such period, the Company will incur a loss with respect to such beneficiary population during such period. The Company's assumptions as to service utilization rates and costs may not accurately and adequately reflect actual utilization rates and costs. Increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, may cause expenses associated with such contracts to exceed revenue from such contracts.

        In addition, adjustments may be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein. Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date the claims are received, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs and others) may ultimately prove these estimates inaccurate. During fiscal 2001, the Company recorded an adjustment (and corresponding income statement charge) of $15.0 million to its estimate of claims incurred in prior years based on the results of the reduction in claims inventory and other claims processing improvements. During fiscal 2002, the Company experienced net unfavorable prior fiscal year medical claims development of $6.4 million (unfavorable $8.6 million for Health Plans partially offset by favorable $2.2 million for Public). As of September 30, 2002, the Company believes that its medical claims payable balance of $201.8 million is adequate in order to satisfy ultimate claim liabilities incurred through September 30, 2002. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

        If the Company's membership in risk-based business grows, its exposure to potential losses from risk-related products will also be increased. Furthermore, certain of these contracts and certain state regulations limit the profits that the Company may earn on risk-related business and may require refunds if the loss experience is more favorable than that originally anticipated. Although experience varies on a contract-by-contract basis, historically, the Company's risk-related contracts have been profitable in the aggregate. However, the degree of profitability varies significantly from contract to contract. For example, the Company's Medicaid contracts with governmental entities generally tend to have direct profit margins that are lower than its other contracts. The most significant factor affecting the profitability of risk-related contracts is the ability to control direct service costs in relation to contract pricing.

        Certain of the contracts of the Company and certain state regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that it can meet its obligations under such contracts. As of September 30, 2002, the Company had restricted cash and investments of approximately $124.7 million pursuant to such contracts and regulations. Such amounts are not available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-related products to pay dividends to the Company. Additional state regulations could be promulgated which would increase the amount of restricted cash or other security the Company would be required to maintain. In addition, the Company's customers may require additional restricted cash or other security with respect to the Company's obligations under its contracts, including unpaid medical claims.

        Integration of Operations.    Since 1998, the Company has consolidated its managed behavioral healthcare businesses by eliminating duplicate staffing and facilities, most recently through the implementation of ABI. The Company is also focusing on reduction in computer system platforms, best practices analysis, standardization of provider contracting and utilization of the Internet to reduce the administrative burden on providers, customers and beneficiaries, as well as further consolidation of regional service centers and other administrative positions. The Company believes that it can reduce administrative costs and improve customer service through these measures. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully implement these initiatives or realize the anticipated savings.

        In addition, if the Company experiences significant disruptions in its computer systems and related claims payment problems during the integration process, these developments would adversely affect the Company's relationships with many of its contracted providers and customers, and its business and results of operations.

        Reliance on Customer Contracts.    Substantially all of the Company's net revenue in fiscal year 2002 was derived from contracts with payors of behavioral healthcare benefits. The Company's managed behavioral healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for approximately 57.6 percent of the Company's net revenue for fiscal year 2002. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, have a material adverse effect on the Company. One of these contracts is a subcontract with a health plan under which the Company provides mental health and substance abuse services to the beneficiaries of TRICARE. The Company recognized net revenues from this contract of $33.0 million, $61.5 million and $48.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract.

        The Company's two largest customer contracts are with Aetna and the State of Tennessee's TennCare program. The Company's managed behavioral contracts with Aetna, including NYLCare Health Plans and Prudential HealthCare, which were acquired by Aetna in July 1998 and August 1999, respectively, accounted for approximately $283.7 million, $315.6 million and $250.3 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. The decrease in Aetna revenue of approximately $65.3 million in fiscal 2002 compared to fiscal 2001 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during the year in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be further reduced through the first calendar quarter of 2003. The Company is not fully aware of which members Aetna expects will terminate, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of these membership reductions. The current Aetna contract extends through December 31, 2003. As part of the Company's proposed restructuring of its debt, the Company has proposed a modification of the Company's contingent purchase price obligations to Aetna and an extension of the Company's customer contract with Aetna beyond December 31, 2003. See "Capital Structure Overview" above.

        Both the Company and Premier, a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively, and such contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to the Company through December 31, 2002. In December 2002, Premier signed a contract amendment to extend the Premier contract through February 28, 2003 with four potential one-month extensions through June 30, 2003. It is uncertain as to what will happen to the Premier membership after this contract amendment expires; however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the TennCare program.

        The Aetna and TennCare contracts may not be extended or successfully renegotiated or the terms of any new contracts may not be comparable to those of existing contracts.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $90.8 million, $121.1 million and $181.9 million in fiscal 2000, 2001 and 2002, respectively.

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

  •
  contract terminations;

  •
  shift in membership between risk and non-risk products; and

  •
  changes in estimates regarding medical costs and incurred but not yet reported medical claims.

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

        Dependence On Government Spending For Managed Healthcare; Possible Impact of Healthcare Reform.    A significant portion of the Company's revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on its operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower reimbursement rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Business—Industry" and "—Business Strategy".

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

        The regulatory issues that may affect operations include:

  •
  whether the Company's current licenses will be negatively impacted by the Company's financial condition, see further discussion at "Business—Regulation—Insurance, HMO and PPO Activities";

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

  •
  whether the Company is able to comply with laws that impose financial terms and requirements upon insurance companies, PPOs, HMOs, TPAs, managed behavioral healthcare organizations and entities that assume risk under contracts with licensed insurance companies or HMOs;

  •
  whether the Company complies with laws that impose upon insurance companies, PPOs, HMOs and other types of third-party payors an obligation to contract with any healthcare provider willing to meet the terms of the payor's contracts with similar providers;

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

        Inability to Implement the Company's Business Strategy.    The Company's future financial performance and success are largely dependent on its ability to implement successfully its business strategy, including its strategy to consummate a financial restructuring. The Company cannot provide assurance that it will successfully implement the business strategy described in this Form 10-K or that implementing its strategy will sustain or improve results of operations. Although the Company has discussed its proposed financial restructuring with the relevant constituencies, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

        Any failure to implement the Company's business strategy or to revise its business strategy in a timely and effective manner may adversely affect the Company's ability to service its indebtedness or to continue as a going concern.

        Risks Related To Realization of Goodwill and Intangible Assets.    The Company's total assets at September 30, 2002 reflect goodwill of approximately $502.3 million, representing 50.0% of the Company's total assets. As of October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's consolidated statement of operations for fiscal 2002. The Company proceeded with its annual impairment test, which is the comparison of the adjusted recorded goodwill balance at September 1, 2002 to the fair value of the goodwill. During the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units. The annual impairment charge is presented in the Company's fiscal 2002 consolidated statement of operations as "Goodwill impairment charges", a component of income from continuing operations. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein for further discussion of the impact of the adoption of SFAS 142.

        In addition to goodwill, at September 30, 2002, the Company had identifiable intangible assets (primarily customer lists, contracts, provider networks and treatment protocols) of approximately $73.6 million, net of accumulated amortization of $48.3 million, which are being amortized over 8 to 30 years. The amortization periods used by the Company may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. The Company may not ever realize the value of such assets.

        The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets other than goodwill by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. In fiscal year 2000, the Company recorded impairment losses on goodwill, intangible assets and other long-lived assets of

$15.8 million for continuing operations related to the Company's Group Practice Affiliates subsidiary and $75.2 million for discontinued operations related to the Company's specialty managed healthcare segment.

        Any event or change in circumstances which leads to a future determination requiring additional write-offs of a significant portion of unamortized intangible assets or goodwill would adversely affect the Company's results of operations.

        Claims for Professional Liability.    The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims of professional liability for alleged negligence in performing utilization review activities, as well as for the acts or omissions of the Company's employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company's programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to its defense. Pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) may have a material adverse effect on the Company.

        Professional Liability and Other Insurance.    The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. Such insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from alleged intentional misconduct by the Company, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. The Company also has certain potential liabilities relating to the self-insurance program the Company maintained with respect to its provider business prior to the Crescent Transactions. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company. In addition, the Company obtains surety bonds from insurance companies to meet requirements under the laws and regulations of states in which the Company operates. As of January 3, 2003, the Company has approximately $14.1 million of surety bonds outstanding. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million. If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in those states, which would have a material adverse effect on the Company.

        Class Action Suits and Other Legal Proceedings.    Certain managed healthcare companies, including the Company, have been targeted as defendants in national class action lawsuits regarding their business practices. The national class action claims against the Company allege misrepresentations with respect to, and failure to disclose, the Company's claims practices, the extent of the benefits coverage, and other matters that cause the value of the benefits to be less than the value represented to the members. Management believes that these national class action lawsuits are part of a trend targeting the healthcare industry, particularly managed care companies. The Company is a party to certain other class action lawsuits involving its business practices. The Company is also subject to other lawsuits and legal proceedings in conducting its business; see "Legal Proceedings". Such lawsuits may have a material adverse effect on the Company.

        Government Investigations.    From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company's respective managed care businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, implement changes to its operations, revise its filings with such agencies and/or seek additional licenses to conduct its business. In addition, the Company continues to be subject to governmental investigations and inquiries, civil suits and other claims and assessments with respect to the provider business. See "Legal Proceedings". The Company's inability to cooperate with these government investigations and inquiries and comply with the various requirements imposed on the Company as a result of these proceedings may have a material adverse effect on the Company's business.

        Catastrophic Events.    Catastrophic events may negatively impact the Company by causing (i) increases in the use of behavioral healthcare services; (ii) increases in premiums for professional liability and other insurance; (iii) limitations on the available amount of insurance coverage or surety bonds as described above in "—Professional Liability and Other Insurance"; and/or (iv) uncertainty in financial markets resulting in the inability to obtain financing on acceptable terms or at all, in connection with the proposed financial restructuring or for debt repayments, acquisitions, capital expenditures or working capital. Catastrophic events include floods, fires, earthquakes, hurricanes, acts of war and/or terrorist attacks, such as the events of September 11, 2001.

        Arthur Andersen LLP.    Arthur Andersen LLP, the Company's former independent public accountants that audited the Company's financial statements for the fiscal years ended September 30, 2000 and 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government's investigation of Enron Corp. Arthur Andersen ceased practicing before the Commission effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to the Company, including claims that may arise out of Arthur Andersen's audit of the Company's financial statements. The Commission has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen provided that the Company complies with the applicable rules and orders issued by the Commission in March 2002 for such purpose.

        In the future, should the Company seek to access the public capital markets, the Commission's current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen until the Company's audited financial statements for the fiscal year ending September 30, 2004 become available in the first quarter of the Company's fiscal year 2005. The Commission recently adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Arthur Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants' reports and written consents issued by Arthur Andersen. Although the Company believes that it currently meets the requirements for such exemptions, if the Commission ceases accepting financial statements audited by Arthur Andersen pursuant to such exemptions, it is possible that the Company's financial statements for the years ended September 30, 2000 and September 30, 2001 audited by Arthur Andersen might not satisfy the Commission's requirements. If this occurs, the Company would not be able to access the public capital markets unless Ernst & Young LLP, the

Company's current independent accounting firm, or another independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on the Company.

Employees of the Registrant

        At September 30, 2002, the Company had approximately 5,800 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

Item 2. Properties

        The Company's principal executive offices are located in Columbia, Maryland; the lease for the Company's headquarters expires in 2003. Additionally, the Company leases 119 offices in 30 states and Puerto Rico with terms expiring between 2002 and 2013. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3. Legal Proceedings

        The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. As the number of lives covered by the Company grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories can be expected to increase. See "Cautionary Statements—Claims for Professional Liability". Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. See "Cautionary Statements—Claims for Professional Liability".

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

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the potential liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-K). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of a court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court.

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters.

        The Company is also subject to or party to other class actions suits, litigation and claims relating to its operations and business practices. See "Business—Regulation—Insurance, HMO and PPO Activities" for discussion of certain regulatory actions taken by the State of Tennessee.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

        The Company has one class of common stock, $0.25 par value per share, which is currently listed for trading on the Over-the-Counter Bulletin Board (ticker symbol "MGLH"). On October 9, 2002, the common stock of the Company was delisted from the New York Stock Exchange, where it previously traded under the ticker symbol "MGL". As of January 3, 2003, there were 9,057 holders of record of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock from October 1, 2000 through the fiscal year ended September 30, 2002 as reported by the New York Stock Exchange:

	Common Stock Sales Prices
Calendar Year
	High	Low
2000
Fourth Quarter	4.68	2.00
2001
First Quarter	10.49	4.44
Second Quarter	13.45	8.28
Third Quarter	14.81	9.50
Fourth Quarter	12.18	5.05
2002
First Quarter	6.75	5.20
Second Quarter	8.65	1.00
Third Quarter	1.75	0.26

        The Company did not declare any cash dividends during fiscal 2001 or 2002. The Company is prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except in very limited circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in the Company's Debt Instruments".

Item 6. Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company for each of the five years in the period ended September 30, 2002. Net loss for fiscal 2002 includes the effect of the adoption of SFAS 142. Adoption of SFAS 142 resulted in the Company recognizing an impairment loss of $207.8 million, before taxes ($191.6 million after taxes), in the first quarter of fiscal 2002, recorded as a cumulative effect of a change in accounting principle, separate from operating results. Adoption of SFAS 142 also resulted in the Company recording goodwill impairment charges of $415.9 million in the fourth quarter of fiscal 2002. Partially offsetting the combined unfavorable impact of these charges is the fact that the Company did not record approximately $31.1 million of goodwill amortization during fiscal 2002 in accordance with SFAS 142. See Note 2—"Summary of Significant Accounting Policies—Goodwill" to the audited consolidated financial statements set forth elsewhere herein for further discussion of the impact to the Company of the adoption of SFAS 142 in fiscal 2002. In addition, the Company's capital restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company has recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. See Note 9—"Income Taxes" to the audited consolidated financial statements set forth elsewhere herein. The operating results for fiscal 2001 were positively impacted by settlements of certain contract appeals related to subcontracts with respect to TRICARE. For fiscal 2001, net revenue and equity in earnings of unconsolidated subsidiaries included $30.3 million and $22.6 million, respectively, related to such settlements. For fiscal 2001, income from continuing operations and net income each included approximately $31.7 million related to the positive impact of these settlements. Additionally, in the fourth quarter of fiscal 2002, the Company adopted SFAS 145, which led to the reclassification of losses due to early extinguishment of debt in fiscal 2001 from extraordinary losses to losses from operations.

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the Company's businesses and interests included in the Company's healthcare provider and healthcare franchising segments and on September 10, 1999, the Company consummated such disposal. On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. On January 18, 2001, the Company adopted a formal plan to dispose of the business representing the Company's human services segment, and on March 9, 2001, the Company consummated such disposal. Accordingly, the statement of operations data has been restated to reflect the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments as discontinued operations. Selected consolidated financial information for the three years ended September 30, 2002 and as of September 30, 2001 and 2002 presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended September 30, 1998 and 1999 and as of September 30, 1998, 1999 and 2000 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue	$1,017,002	$1,465,918	$1,640,933	$1,755,512	$1,753,058
Salaries, cost of care and other operating expenses	902,848	1,282,064	1,442,082	1,557,042	1,585,314
Equity in earnings of unconsolidated subsidiaries	(12,795)	(20,442)	(9,792)	(36,566)	(13,006)
Depreciation and amortization	42,413	62,408	68,261	68,294	47,558
Interest, net	131,530	93,752	97,286	100,302	92,231
Goodwill impairment charges	—	—	—	—	415,880
Managed care integration costs	16,962	6,238	—	—	—
Special charges	—	4,441	25,398	3,340	15,729
Income (loss) from continuing operations before income taxes and minority interest	(63,956)	37,457	17,698	63,100	(390,648)
Income tax provision (benefit)	(21,671)	21,674	8,994	33,732	151,609
Income (loss) from continuing operations before minority interest	(42,285)	15,783	8,704	29,368	(542,257)
Minority interest	4,094	630	114	78	47
Income (loss) from continuing operations	(46,379)	15,153	8,590	29,290	(542,304)
Discontinued operations and other:
Income (loss) from discontinued operations, net of income taxes	27,096	36,958	(56,736)	4,624	4,894
Loss on disposal of discontinued operations, net of income taxes	—	(47,423)	(17,662)	(9,359)	(92)
Income (loss) before cumulative effect of change in accounting principle	(19,283)	4,688	(65,808)	24,555	(537,502)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(191,561)
Net income (loss)	(19,283)	4,688	(65,808)	24,555	(729,063)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	3,802	5,049	5,197
Income (loss) available to common stockholders	$(19,283)	$4,688	$(69,610)	$19,506	$(734,260)
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations before extraordinary items	$(1.51)	$0.48	$0.15	$0.72	$(15.71)
Income (loss) from discontinued operations	0.88	(0.33)	(2.32)	(0.14)	0.14
Cumulative effect of change in accounting principle	—	—	—	—	(5.50)
Net income (loss)	$(0.63)	$0.15	$(2.17)	$0.58	$(21.07)
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations before extraordinary items	$(1.51)	$0.48	$0.15	$0.69	$(15.71)
Income (loss) from discontinued operations	0.88	(0.33)	(2.30)	(0.13)	0.14
Cumulative effect of change in accounting principle	—	—	—	—	(5.50)
Net income (loss)	$(0.63)	$0.15	$(2.15)	$0.56	$(21.07)
Balance Sheet Data (end of year):
Current assets	$399,724	$374,927	$325,532	$274,011	$283,730
Current liabilities	454,766	474,268	475,758	430,285	1,494,412
Property and equipment, net	177,169	120,667	112,612	94,322	86,773
Total assets	1,917,088	1,881,615	1,809,666	1,666,705	1,004,080
Total debt and capital lease obligations	1,225,646	1,144,308	1,098,047	1,006,356	1,049,354
Stockholders' equity (deficit)	$188,433	$196,696	$128,464	$162,188	$(570,672)

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
September 30, 2002

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements.

Proposed Financial Restructuring

        As more fully discussed above under "Business—Capital Structure Overview" above and under "Outlook—Liquidity and Capital Resources" below, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended, (the "Credit Agreement") to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, unless certain waivers under the Credit Agreement are extended beyond January 15, 2003, certain events of default will exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness.

Business Overview

        Over the past three years, the Company has exited non-core businesses and focused on its core managed behavioral healthcare business, primarily by taking the following actions:

  •
  On September 10, 1999, the Company transferred assets and other interests and forgave certain receivables in a series of transactions that effected the Company's exit from its healthcare provider and healthcare franchising business. These transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999, represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

  •
  On October 4, 2000, the Company adopted a formal plan to dispose of the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra") which was consummated February 29, 2000 and Allied Speciality Care Services, Inc. ("Allied") which was consummated on December 5, 1997. The initial purchase price for Vivra was $10.3 million. The Company paid approximately $54.5 million for Allied.

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

        APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Loss on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        The Company currently is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral health professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. See "Business—Provider Network" for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At September 30, 2002, the Company managed the behavioral healthcare benefits of approximately 67.7 million individuals.

        Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

        Health Plans.    The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. During fiscal years 2000, 2001 and 2002, the Company derived approximately $283.7 million, $315.6 million and $250.3 million, respectively, of net revenue from its contracts with Aetna, Inc. ("Aetna"). The decline in Aetna revenue of approximately $65.3 million in fiscal 2002 compared to fiscal 2001 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during the year in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be further reduced through the first calendar quarter of 2003. The Company is not fully aware of which members Aetna expects will terminate, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of these membership reductions. The current Aetna contract extends through December 31, 2003.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $19.4 million, $39.3 million and $31.2 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $33.0 million, $61.5 million and $48.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        Choice Behavioral Health Partnership ("Choice"), in which the Company has a 50 percent interest, also is a subcontractor with respect to TRICARE. All of Choice's revenues are derived from its subcontract with respect to TRICARE. Such subcontract expires June 30, 2003. Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150.0 thousand per month for the extension period up to a maximum of twelve months. See Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

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

        Workplace.    The Company's Workplace segment mainly provides EAP services and integrated products primarily to employers, including corporations and governmental agencies. In addition, the Workplace segment provides ASO products to certain health plan customers, including Aetna.

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based or ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier Behavioral Systems of Tennessee, LLC ("Premier") a joint venture in which the Company owns a 50% interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively. In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to the Company for up to six months. In December 2002, Premier signed a contract amendment to extend the Premier contract through February 28, 2003 with four potential one-month extensions through June 30, 2003. It is uncertain as to what will happen to the Premier membership after this contract amendment expires; however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the

TennCare program. The Company's direct contract with the State of Tennessee executed in May 2002 is otherwise not materially affected by the changes with the Premier contract. Public risk contracts generally have higher per member premiums, cost and (to some degree) more volatility than both Health Plans and Workplace, due to the nature of populations, benefits provided and other matters. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare; Possible Impact of Healthcare Reform" and "—Regulation".

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $90.8 million, $121.1 million and $181.9 million in fiscal 2000, 2001 and 2002, respectively.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

Critical Accounting Policies and Estimates

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

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2000, 2001 and 2002 approximated $1,439.6 million, $1,540.7 million and $1,537.9 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $7.8 million, $22.7 million and $13.0 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. See discussion of these subcontracts in "Health Plans" above. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $3.8 million and estimated receivables of $1.0 million as of September 30, 2001 and September 30, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues in fiscal 2001.

        Goodwill.    The Company's total assets at September 30, 2002 reflect goodwill of approximately $502.3 million, representing 50.0 percent of the Company's total assets. As of October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes) to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's consolidated statement of operations for 2002. The Company proceeded with the annual impairment test, which is the comparison of the adjusted recorded goodwill balance at September 1, 2002 to the estimated fair value of the goodwill. During the fourth fiscal quarter of 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units. The annual impairment charge is presented in the Company's 2002 consolidated statement of operations as "Goodwill impairment charges", a component of income from continuing operations. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein for further discussion of the impact of the adoption of SFAS 142.

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of." Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of September 30, 2001 and 2002. The Company's assessment under SFAS 121 also included goodwill prior to adoption of SFAS 142 on October 1, 2001. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, in the event the proposed financial restructuring is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, the Company may be required to apply fresh start reporting under which its assets and liabilities would be recorded at their then fair values. This could result in a significant write-down of the Company's remaining long-lived assets.

        Deferred Taxes.    The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. At September 30, 2002, the Company has estimated tax net operating loss ("NOL") carry-forwards of approximately $720.7 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company's financial restructuring activities and financial condition create uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets. Net deferred tax assets were approximately $81.6 million at September 30, 2001.

        Medical Claims Payable.    Medical claims payable in the Company's financial statements includes reserves for incurred but not reported ("IBNR") claims which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of September 30, 2002, the Company believes that its medical claims payable balance of $201.8 million is adequate in order to satisfy ultimate claim liabilities incurred through September 30, 2002. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause the estimates to change in the near term.

Results of Operations

        The Company's significant accounting policies are discussed in Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, managed care integration costs, special charges, income taxes and minority interest ("Segment Profit"). See Note 15—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
2000
Net revenue	$929.8	$243.4	$467.7	$—	$1,640.9
Cost of care	525.2	72.6	391.3	—	989.1
Direct service costs	170.6	84.2	44.3	—	299.1
Other operating expenses	—	—	—	153.9	153.9
Equity in (earnings) loss of unconsolidated subsidiaries	(13.8)	—	4.0	—	(9.8)
Segment profit (loss)	$247.8	$86.6	$28.1	$(153.9)	$208.6
2001
Net revenue	$1,043.9	$228.4	$483.2	$—	$1,755.5
Cost of care	621.9	69.3	406.3	—	1,097.5
Direct service costs	173.7	79.8	37.9	—	291.4
Other operating expenses	—	—	—	168.2	168.2
Equity in (earnings) loss of unconsolidated subsidiaries	(39.1)	—	2.5	—	(36.6)
Segment profit (loss)	$287.4	$79.3	$36.5	$(168.2)	$235.0
2002
Net revenue	$977.4	$228.7	$547.0	$—	$1,753.1
Cost of care	596.8	76.0	452.9	—	1,125.7
Direct service costs	169.7	85.6	40.9	—	296.2
Other operating expenses	—	—	—	163.4	163.4
Equity in (earnings) loss of unconsolidated subsidiaries	(15.5)	—	2.5	—	(13.0)
Segment profit (loss)	$226.4	$67.1	$50.7	$(163.4)	$180.8

Fiscal 2002 compared to fiscal 2001

Health Plans.

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 6.4% or $66.5 million to $977.4 million in fiscal 2002 from $1,043.9 million in fiscal 2001. During fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. The decrease in revenue is mainly due to TRICARE settlements of $30.3 million, the decrease in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $65.2 million, terminated contracts in fiscal 2001 and fiscal 2002 of $38.7 million, contract changes (mainly risk to non-risk) of $16.1 million, decreased performance-based revenue of $7.6 million (see below) and the effect of the fiscal 2001 sale of Group Practice Affiliates, Inc. ("GPA"), a staff model physician practice, of $2.2 million, which decreases were partially offset by net increases in rates of $41.4 million, net increased membership from existing customers (excluding Aetna) of $38.4 million, new business of $11.0 million, and other net changes.

        The Company earns performance-based fees as part of certain of its health plan contracts. Performance-based revenues are recorded when earned and estimable. Performance-based revenues for the Health Plans segment were $19.9 million and $12.3 million in fiscal 2001 and 2002, respectively. The decrease is primarily due to the inclusion in fiscal 2001 of positive changes in estimates regarding fiscal 2000 amounts and other positive contractual developments in fiscal 2001 under certain arrangements for which no contract periods had been settled in fiscal 2000.

        Cost of Care.    Cost of care decreased by 4.0% or $25.1 million to $596.8 million in fiscal 2002 from $621.9 million in fiscal 2001. The decrease in cost of care is primarily due to decreased membership from Aetna of $46.6 million, terminated contracts in fiscal 2001 and fiscal 2002 of $24.1 million, net contract changes (mainly risk to non-risk) of $16.1 million and unfavorable prior fiscal year medical claims development during fiscal 2001 of $15.0 million, which decreases were partially offset by higher care trends over the prior year of $31.6 million, net increased membership from existing customers (excluding Aetna) of $22.7 million, unfavorable prior fiscal year medical claims development during fiscal 2002 of $8.6 million (which entirely relates to fiscal 2001), new business of $5.2 million and other net changes. Cost of care increased as a percentage of risk revenue to 71.8% in fiscal 2002 from 69.4% in fiscal 2001, mainly due to higher care trends experienced in fiscal 2002 and the inclusion of revenue from the TRICARE settlement in fiscal 2001, partially offset by rate and other revenue increases in fiscal 2002.

        Direct Service Costs.    Direct service costs decreased by 2.3% or $4.0 million to $169.7 million in fiscal 2002 from $173.7 million in fiscal 2001. As a percentage of revenue, direct service costs increased to 17.4% for fiscal 2002 from 16.6% for fiscal 2001. The decrease in direct service costs is primarily due to the sale of GPA and cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the inclusion of revenue from the TRICARE settlement in fiscal 2001, partially offset by rate and other revenue increases in fiscal 2002.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased by 60.4% or $23.6 million to $15.5 million in fiscal 2002 from $39.1 million in fiscal 2001. During fiscal 2001, the Company recorded $22.6 million of earnings in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE. These settlements increased the Company's fiscal 2001 income from continuing operations and net income by approximately $13.5 million. The decrease in equity in earnings is primarily due to the fiscal 2001 TRICARE settlement, lower revenue from Choice due to decreased rates in the current option year and higher care trends for Choice of approximately $1.7 million, partially offset by a favorable $0.7 million retroactive adjustment recorded in fiscal 2002 associated with a change in the operating agreement for Royal.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment increased by 0.1% or $0.3 million to $228.7 million in fiscal 2002 from $228.4 million in fiscal 2001. The increase in revenue is mainly due to net increased membership from existing customers of $10.5 million and new business of $4.1 million, partially offset by terminated contracts in fiscal 2001 and fiscal 2002 of $10.4 million, the effect of the fiscal 2001 sale of the Company's Canadian operations, which contributed $3.3 million of revenue in fiscal 2001, and other net changes.

        Cost of Care.    Cost of care increased by 9.7% or $6.7 million to $76.0 million in fiscal 2002 from $69.3 million in fiscal 2001. The increase in cost of care is mainly due to higher care trends of $7.6 million, net increased membership from existing customers of $3.4 million and new business of $0.3 million, partially offset by terminated contracts of $4.0 million and the sale of the Company's

Canadian operations of $0.6 million. As a percentage of risk revenue, cost of care increased to 41.3% for fiscal 2002 from 38.7% for fiscal 2001, mainly due to higher care trends experienced in fiscal 2002.

        Direct Service Costs.    Direct service costs increased by 7.3% or $5.8 million to $85.6 million in fiscal 2002 from $79.8 million in fiscal 2001. As a percentage of revenue, direct service costs increased to 37.4% for fiscal 2002 from 34.9% for fiscal 2001. The aforementioned changes are mainly due to a change in the mix of business to include more ASO and cost-plus contracts in fiscal 2002.

Public.

        Net Revenue.    Net revenue related to the Public segment increased by 13.2% or $63.8 million to $547.0 million in fiscal 2002 from $483.2 million in fiscal 2001. The increase in revenue is mainly due to new business of $44.1 million and net rate increases of $28.5 million, partially offset by net decreased membership from existing customers of $7.6 million and terminated contracts of $1.2 million.

        Cost of Care.    Cost of care increased by 11.5% or $46.6 million to $452.9 million in fiscal 2002 from $406.3 million in fiscal 2001. As a percentage of risk revenue, cost of care decreased to 86.7% for fiscal 2002 from 87.3% for fiscal 2001. The increase in cost of care is mainly due to new business of $35.0 million and higher care trends of $25.6 million, partially offset by net decreased membership from existing customers of $9.4 million, favorable prior fiscal year medical claims development during fiscal 2002 of $2.2 million (which entirely relates to fiscal 2001), terminated contracts of $0.2 million and other net changes.

        Direct Service Costs.    Direct service costs increased by 7.9% or $3.0 million to $40.9 million in fiscal 2002 from $37.9 million in fiscal 2001. The increase in direct service costs is primarily due to costs associated with new business. As a percentage of revenue, direct service costs decreased from 7.8% for fiscal 2001 to 7.5% for fiscal 2002. This change is primarily due to favorable rate changes, which increased revenue but had no effect on direct service costs.

        Equity in loss of unconsolidated subsidiaries.    Equity in loss of unconsolidated subsidiaries was $(2.5) million for both fiscal 2002 and 2001. The Public segment's investment in unconsolidated subsidiary relates to Premier, in which the Company maintains a 50% interest. Results for fiscal 2002 as compared to fiscal 2001 reflect higher care trends which were entirely offset by rate increases and the inclusion in fiscal 2001 of an expense of $3.1 million for certain legal actions.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment decreased by 2.9% or $4.8 million to $163.4 million in fiscal 2002 from $168.2 million in fiscal 2001. As a percentage of total revenue, other operating costs decreased to 9.3% for fiscal 2002 from 9.6% for fiscal 2001. The decrease in other operating expenses is mainly due to lower headcount in various corporate departments of $0.4 million, reduction in discretionary employee benefit costs of $1.3 million, and changes in estimates for certain employee benefit related costs recorded in the prior fiscal year of $0.4 million and certain self insurance and legal reserves of approximately $4.0 million, partially offset by fees incurred in conjunction with migration of operating systems of $1.3 million.

        Depreciation and Amortization.    Depreciation and amortization decreased by 30.3% or $20.7 million to $47.6 million in fiscal 2002 from $68.3 million in fiscal 2001. The decrease is primarily attributable to the implementation of SFAS 142 in fiscal 2002. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded approximately $30.2 million of amortization expense related to continuing operations during fiscal 2001. Partially offsetting this decrease is $5.7 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets and increased depreciation expense associated with fixed asset additions in fiscal 2002. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein for further discussion of the impact of the adoption of SFAS 142 and the accelerated depreciation caused by the revision in estimated useful lives of certain fixed assets.

        Interest, Net.    Net interest expense decreased by 8.1% or $8.1 million to $92.2 million for fiscal 2002 from $100.3 million in fiscal 2001. Fiscal year 2001 interest expense includes approximately $6.6 million to write-off deferred loan costs related to the issuance of the Senior Notes. The charge of $6.6 million was previously reported as an extraordinary loss on early extinguishment of debt, net of the tax benefit of $2.6 million. The fiscal 2001 write-off of the deferred loan costs was reclassified to interest expense due to the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") in the fourth quarter of fiscal 2002. See further discussion of this reclassification in Note 6—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein. Fiscal year 2001 also benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. In fiscal 2002, the Company incurred approximately $1.9 million in penalty interest due to non-registration of the Senior Notes, as discussed in Note 6—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein. Excluding the items above, net interest expense decreased by approximately $5.5 million from fiscal 2001. The decrease is primarily the result of lower average outstanding debt and lower average interest rates in fiscal 2002 versus fiscal 2001. The lower average outstanding debt is due to scheduled payments of principal on the Term Loans under the Credit Agreement as well as unscheduled payments under the Credit Agreement with the proceeds from the sale of the Company's human services segment in fiscal 2001.

        Other Items.    The Company recorded special charges of $3.3 million in fiscal 2001 related to the loss on the sale of the Company's Canadian subsidiary. The Company recorded special charges of $15.7 million in fiscal 2002 related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of severance, lease and consulting fees. See Note 11—"Managed Care Integration Costs and Special Charges" to the audited consolidated financial statements set forth elsewhere herein for further discussion. During fiscal 2002, the Company recorded goodwill impairment charges of $415.9 million related to its an annual impairment test of goodwill in accordance with SFAS 142. This impairment charge was a result of writing down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based upon independently appraised values. For further discussion, see Note 2—"Summary of Significant Accounting Policies" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets. Excluding the impact of this valuation allowance adjustment, the Company's effective income rate was approximately (12.5)% for fiscal 2002 as compared to 53.5% for fiscal 2001. The effective rate varies substantially from statutory rates due primarily to the impact of non-deductible goodwill included in the fiscal 2002 goodwill impairment charge, non-deductible goodwill amortization in fiscal 2001, and non-deductible intangible asset amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	2001	2002
Healthcare provider and franchising segments	$(287)	$4,696
Specialty managed healthcare segment	3,160	198
Human services segment	1,751	—

	$4,624	$4,894

        Income from the healthcare provider and franchising segments includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospitals of approximately $5.2 million, before taxes. Additionally, the Company recorded positive settlements of outstanding Medicare and Medicaid cost reports of $7.4 million in fiscal 2002, offset by the cost of collections, legal fees and other costs of exiting the business. Loss from the healthcare provider and franchising segments for fiscal 2001 is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $6.3 million and collection of certain receivables previously written off of $1.0 million, offset by the cost of collections, lease termination payments and other costs of exiting the business. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income from the specialty managed healthcare segment for fiscal 2001 represents the settlement of obligations for less than the amount previously estimated. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income from the human services segment of $1.8 million for fiscal 2001 is primarily the result of operating results prior to the sale of the segment in the second fiscal quarter of 2001. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	2001	2002
Healthcare provider and franchising segments	$2,744	$867
Specialty managed healthcare segment	—	(1,642)
Human services segment	(12,103)	683

	$(9,359)	$(92)

        In fiscal 2002, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV"), resulting in the Company receiving $3.5 million in cash and recording a pre-tax gain of approximately $1.3 million. In conjunction with the Charter Behavioral Health Systems, LLC ("CBHS") settlement consummated in fiscal 2001, the Company was released from certain liabilities and therefore determined that certain liabilities recorded as a result of certain transactions with CBHS during fiscal 1999 were no longer needed. The reversal of these liabilities, net of tax, was recorded during the third quarter of fiscal 2001, resulting in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The loss on disposal of the specialty managed healthcare segment in fiscal 2002 is primarily attributable to net changes in estimates of certain future lease obligations and other reserves of approximately $2.5 million.

        Income from disposal of the human services segment in fiscal 2002 represents changes in estimates regarding previously recorded liabilities related to the disposal of the segment. The Company recorded an estimated loss on disposal of the human service segment of approximately $12.1 million during fiscal 2001. This loss is comprised of an estimated pre-tax loss of $2.8 million and tax provision of $9.3 million. The tax provision is related to the tax gain on the sale which results from a lower tax basis, primarily due to approximately $26.1 million of goodwill that has no tax basis. See Note 4—"Discontinued Operations" to the Company's audited condensed consolidated financial statements set forth elsewhere herein.

        Cumulative Effect of Change in Accounting Principle.    As of October 1, 2001, the Company early adopted SFAS 142. The initial goodwill impairment charge of $207.8 million, before taxes ($191.6 million after taxes), was recorded as a cumulative effect of a change in accounting principle during such fiscal quarter. This impairment charge was a result of writing down the balance of goodwill related to the Workplace reporting unit to estimated fair value as of October 1, 2001, based upon independently appraised values. For further discussion, see Note 2—"Summary of Significant Accounting Policies" to the Company's audited consolidated financial statements set forth elsewhere herein.

Fiscal 2001 compared to fiscal 2000

Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment increased by 12.3% or $114.1 million to $1,043.9 million in fiscal 2001 from $929.8 million in fiscal 2000. During fiscal 2001, the Company sold GPA, a staff model physician practice with revenues of $21.0 million in fiscal 2000 and $2.2 million in fiscal 2001 prior to the sale. In addition, in fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. These additional revenues increased fiscal 2001 income from continuing operations and net income by approximately $18.2 million. The increase in revenue is mainly due to the TRICARE settlements of $30.3 million, new business of $18.9 million, net increased membership from existing customers of $85.1 million, net increases in rates of $24.0 million and increased performance revenue of $13.6 million (see below), partially offset by the effect of the GPA sale of $18.8 million, terminated contracts of $35.6 million and other net changes.

        The Company earns performance-based fees as part of certain of its health plan contracts. Performance-based revenues are recorded when earned and estimable. Performance-based revenues for the Health Plans segment were $6.3 million and $19.9 million in fiscal 2000 and 2001, respectively. The increase is primarily due to positive changes in estimates regarding fiscal 2000 amounts and other positive contractual developments in fiscal 2001 under certain arrangements for which no contract periods had been settled in fiscal 2000.

        Cost of Care.    Cost of care increased by 18.4% or $96.7 million to $621.9 million in fiscal 2001 from $525.2 million in fiscal 2000. In the quarter ended March 31, 2001, the Company recorded a $15.0 million adjustment to its estimate of claims incurred in prior years based on the results of the Company's reduction in claims inventory and other claims processing improvements. The increase in cost of care is mainly due to this adjustment recorded in the second quarter of fiscal 2001 to the Company's estimate of claims incurred in prior years, new business of $12.3 million, net increased membership from existing customers of $59.4 million and higher utilization over the prior year of $28.6 million, partially offset by the effect of the GPA sale of $6.3 million, terminated contracts of $21.7 million and other net changes. Cost of care increased as a percentage of risk revenue to 69.4% in fiscal 2001 from 65.9% in fiscal 2000, mainly due to the aforementioned adjustment recorded in the second quarter of fiscal 2001 to the estimate of claims incurred in prior years, as well as higher care utilization experienced in fiscal 2001. The higher utilization of care resulted from various factors, including a shift in certain membership from more restrictive products to products with more open access and higher benefit levels.

        Direct Service Costs.    Direct service costs increased by 1.8% or $3.1 million to $173.7 million in fiscal 2001 from $170.6 million in fiscal 2000. As a percentage of revenue, direct service costs decreased to 16.6% for fiscal 2001 from 18.3% for fiscal 2000. The GPA sale is a significant transaction affecting the comparability of direct service costs between years. GPA had direct service costs of $15.0 million and $1.9 million in fiscal 2000 and 2001, respectively. The increase in direct service costs is due to increased direct service costs required to support the Company's increase in net membership, exclusive of the sale of GPA, partially offset by the sale of GPA of $13.1 million.

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

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment decreased by 6.2% or $15.0 million to $228.4 million in fiscal 2001 from $243.4 million in fiscal 2000. During fiscal 2001, the Company sold its Canadian operations which produced revenue of $18.6 million in fiscal 2000 and $3.3 million in fiscal 2001 prior to the sale. The decrease in revenue is mainly due to the sale of the Company's Canadian operations of $15.3 million and terminated contracts of $6.8 million, partially offset by new business of $4.3 million, net increased membership from existing customers of $2.7 million and other net changes.

        Cost of Care.    Cost of care decreased by 4.5% or $3.3 million to $69.3 million in fiscal 2001 from $72.6 million in fiscal 2000. The decrease in cost of care is mainly due to the sale of the Company's Canadian operations of $3.5 million and terminated contracts of $5.3 million, partially offset by new business of $0.9 million and higher utilization of $4.6 million. As a percentage of risk revenue, cost of care increased to 38.7% for fiscal 2001 from 37.7% for fiscal 2000, mainly due to higher care trends experienced in fiscal 2001.

        Direct Service Costs.    Direct service costs decreased by 5.2% or $4.4 million to $79.8 million in fiscal 2001 from $84.2 million in fiscal 2000. The decrease in direct service costs is mainly due to the sale of the Company's Canadian operations of $10.6 million, partially offset by higher direct service costs needed to support the Company's increase in net membership, exclusive of the sale of the Company's Canadian operations. As a percentage of revenue, direct service costs remained relatively consistent at 34.9% for fiscal 2001 as compared to 34.6% for fiscal 2000.

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

        Cost of Care.    Cost of care increased by 3.8% or $15.0 million to $406.3 million in fiscal 2001 from $391.3 million in fiscal 2000. As a percentage of risk revenue, cost of care increased to 87.3% for fiscal

2001 from 87.0% for fiscal 2000. The increase in cost of care is mainly due to new business of $18.0 million, net increased membership from existing customers of $14.4 million, higher utilization of $18.9 million and other net changes, partially offset by terminated contracts of $41.9 million (including the state Medicaid contract mentioned above of $41.1 million).

        Direct Service Costs.    Direct service costs decreased by 14.4% or $6.4 million to $37.9 million in fiscal 2001 from $44.3 million in fiscal 2000. The decrease in direct service costs is primarily due to the termination of the state Medicaid contract discussed above of $3.4 million as well as the termination of other contracts which were mainly ASO and which had relatively high direct service cost requirements. As a percentage of revenue, direct service costs decreased to 7.8% for fiscal 2001 from 9.5% for fiscal 2000. This change is also due to the termination of the contracts previously discussed.

        Equity in loss of unconsolidated subsidiaries.    Equity in loss of unconsolidated subsidiaries for Public decreased 37.5% or $1.5 million to $(2.5) million in fiscal 2001 from $(4.0) million in fiscal 2000. The Public segment's investment in unconsolidated subsidiary relates to Premier, in which the Company maintains a 50% interest. The change is primarily due to increases in estimates of accruals for potential losses from certain legal actions offset by increased rates in fiscal 2001.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment increased by 9.3% or $14.3 million to $168.2 million in fiscal 2001 from $153.9 million in fiscal 2000. As a percentage of total revenue, other operating costs increased to 9.6% for fiscal 2001 from 9.4% for fiscal 2000. The increase in other operating costs was due to increases in certain support activities which were made in order to improve the Company's service levels to its customers and the need for additional support (claims administration, network and information technology) to service the Company's increased membership base. The increase in the ratio of other operating costs to total revenue is mainly due to the increased costs associated with improving customer service levels.

        Depreciation and Amortization.    Depreciation and amortization approximated $68.3 million in both fiscal 2001 and fiscal 2000. Depreciation remained constant primarily as a result of current year capital expenditures being offset by divestitures of fixed assets related to the sale of GPA and the Company's Canadian subsidiary. During fiscal 2001, the Company recorded additional amortization expense related to the $60.0 million of contingent purchase price with respect to the acquisition of Human Affairs International, Incorporated ("HAI").

        Interest, Net.    Net interest expense increased 3.1% or $3.0 million to $100.3 million for fiscal 2001 from $97.3 million in fiscal 2000. The increase is primarily due to the fact that the Company incurred approximately $6.6 million in interest expense in fiscal 2001 representing the write-off of deferred loan costs related to the issuance of the Senior Notes. The charge of $6.6 million was previously reported as an extraordinary loss on early extinguishment of debt, net of the tax benefit of $2.6 million. The fiscal 2001 write-off of the deferred loan costs was reclassified to interest expense due to the adoption of SFAS 145 in the fourth quarter of fiscal 2002. See further discussion of this reclassification in Note 6—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein. Fiscal year 2001 also benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. Excluding these fiscal 2001 items, net interest expense decreased by approximately $1.5 million from fiscal 2000 to fiscal 2001. The decrease in interest expense is mainly the result of lower average outstanding debt in fiscal 2001 versus fiscal 2000. The Company used the proceeds collected from the sale of the Company's human services segment and the sale of its Canadian operations to reduce debt during fiscal 2001. See Note 4—"Discontinued Operations" to the audited consolidated financial statements set forth elsewhere herein.

        Other Items.    The Company recorded special charges of $3.3 million in fiscal 2001 related to the loss on the sale of the Company's Canadian subsidiary. See Note 11—"Managed Care Integration Costs and Special Charges" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's effective income tax rate increased to 53.5% for fiscal 2001 from 50.8% for fiscal 2000. The effective rate exceeds statutory rates due primarily to non-deductible goodwill amortization resulting primarily from acquisitions. The fiscal 2000 period benefited by reductions in reserve estimates of approximately $9.1 million related to settlements with the Internal Revenue Service.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	2000	2001
Healthcare provider and franchising segments	$—	$(287)
Specialty managed healthcare segment	(65,221)	3,160
Human services segment	8,485	1,751

	$(56,736)	$4,624

        Loss from the healthcare provider and franchising segments for fiscal 2001 is a result of lease termination payments and other costs of exiting the business, partially offset by the positive settlement of outstanding Medicare and Medicaid cost reports of $6.3 million and collection of certain receivables previously written off of $1.0 million, less the cost of collections. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income from the specialty managed healthcare segment for fiscal 2001 represents the settlement of obligations for less than the amount previously estimated. During fiscal 2000, the Company recorded a $58.2 million impairment of long-lived assets which adversely affected the segment's profitability. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income from the human services segment was $1.8 million for fiscal 2001 compared to $8.5 million in fiscal 2000. The decrease is primarily a result of the sale of the segment in the second fiscal quarter of 2001. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	2000	2001
Healthcare provider and franchising segments	$—	$2,744
Specialty managed healthcare segment	(17,662)	—
Human services segment	—	(12,103)

	$(17,662)	$(9,359)

        In conjunction with the CBHS settlement consummated in fiscal 2001, the Company was released from certain liabilities and therefore determined that certain liabilities recorded as a result of the CBHS Transactions during fiscal 1999 were no longer needed. The reversal of these liabilities, net of tax, was recorded during the third quarter of fiscal 2001, resulting in a change in estimate related to the loss on disposal of the healthcare provider and franchising segments of $2.7 million. See Note 4—

"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The Company recorded a loss on disposal of discontinued operations related to the specialty managed healthcare segment of approximately $17.7 million, net of tax benefit of $9.2 million, at the end of fiscal 2000. This loss represents the additional cost incurred as a result of the plan adopted on October 4, 2000 to fully exit the specialty managed healthcare segment. The pre-tax loss is comprised of a $17.1 million impairment of the remaining long-lived assets and $9.8 million in lease terminations and other exit costs as defined by APB 30. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The Company recorded an estimated loss on disposal of the human service segment of approximately $12.1 million during fiscal 2001. This loss is comprised of an estimated pre-tax loss of $2.8 million and tax provision of $9.3 million. The tax provision is related to the tax gain on the sale which results from a lower tax basis, primarily due to approximately $26.1 million of goodwill that has no tax basis. The loss may change based upon a potential adjustment to working capital as provided for in the sale agreement to be determined in fiscal 2002. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

        Based upon the Company's financial condition and due to the status of its financial restructuring activities, the Company anticipates a reduction in fiscal 2003 revenue from lost customer contracts at a higher rate than it has experienced in prior fiscal years. Such anticipated losses include one of the TRICARE contracts as previously discussed. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Furthermore, the Company's financial condition is expected to result in limited opportunities for the Company to sell new business until such time as its financial restructuring activities are completed.

        Interest Rate Risk.    The Company had $161.1 million of total debt outstanding under the Credit Agreement at September 30, 2002. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin. Under the agreement entered into by the Company and the lenders under the Credit Agreement (the "Lenders") on October 25, 2002 (the "October Waiver"), the borrowing margin increased by 0.5 percent. On January 1, 2003, the Company entered into an amendment and waiver (the "January Waiver"), under which the LIBOR-based interest rate option is no longer available to the Company and the interest on such loans will now be based on the prime rate plus a borrowing margin. The prime rate-based interest rate option historically has been higher than the LIBOR-based interest rate option. Based on September 30, 2002 borrowing levels under the Credit Agreement, a 0.25 percent increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. One month and six month LIBOR-based Eurodollar rates decreased by approximately 0.85 percent and 0.82 percent, respectively, between September 2001 and September 2002. The prime rate decreased by approximately 1.25 percent between September 2001 and September 2002. The Company's earnings could be adversely affected by increases in interest rates. In addition, the interest rates to be paid under any new facility entered into pursuant to a debt restructuring, if any, could be higher than rates historically paid by the Company under the Credit Agreement.

        Migration of Operating Systems.    In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced, as of April 1, 2002, the remaining useful lives of certain other information systems to periods ranging from 12-24 months. The net book value of assets affected by the change in useful lives at September 30, 2002 was approximately $11.3 million.

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the fiscal year ended September 30, 2002 by $5.7 million, and to reduce net income for the fiscal year ended September 30, 2002 by $3.4 million, or $0.10 per diluted share.

        Operating Restructuring Activities.    In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan (as defined below) to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. ABI resulted in the recognition of special charges of (a) $2.9 million during fiscal 2002 to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $2.9 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, and 117 of the terminations were completed by September 30, 2002 with the remainder completed by December 31, 2002. The employee termination costs currently accrued will be paid in full by September 30, 2003. The other special charges of $1.0 million represent costs to downsize and close 12 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2002 through fiscal 2005. At September 30, 2002, outstanding liabilities of $3.4 million related to ABI are included in "Accrued liabilities" in the accompanying Balance Sheets. Implementation of ABI also resulted in additional costs of $2.1 million in fiscal 2002 for outside consultants, office relocation and other associated activities. The Company continues to explore and implement initiatives under ABI and expects to incur approximately $10 million to $20 million of additional costs in fiscal 2003 with respect to such activities.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002. The special charges consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $6.3 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, and all terminations were completed by September 30, 2002. The majority of the employee termination costs will be paid in full by March 31, 2003. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2002 through fiscal 2006. At September 30, 2002, outstanding liabilities of $2.4 million related to the 2002 Restructuring Plan are included in "Accrued liabilities" in the accompanying Balance Sheets.

        Additionally, in fiscal 2002, the Company reevaluated severance and lease reserves related to a restructuring activity initiated in the fourth quarter fiscal 2000 (the "2000 Restructuring Plan"). The analysis resulted in revised estimates of such costs, based on current information, and the recording of an additional $1.4 million in severance and lease costs.

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy and employer IDs have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. The Company has filed for the extension as permitted by law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company has completed the development of a new electronic data interchange ("EDI") strategy, which it believes will significantly enhance its HIPAA compliance efforts. The Company has signed an agreement with an external EDI tool vendor to expand the Company's usage of EDI technology, developed a project plan and an accompanying resource requirements rationale, and identified anomalies through mapping of the HIPAA standard transactions to the Company's various clinical, claim and provider systems.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient authorization to release healthcare information in certain situations, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records, creates a requirement to notify members of privacy practices and also requires that entities contract with their downstream business associates using standards required by the regulation. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30-day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation was published in the August 14, 2002 Federal Register. The compliance date for the privacy regulation, including these changes, remains April 14, 2003. The Company has developed and implemented various measures to address areas such as confidential communications, accounting of disclosures, right of access and amendment, identifying and contracting with business associates, creation of HIPAA compliant policies and information technology upgrades. The Company believes that it is on track to be in compliance with the privacy regulations by the compliance date.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released in the second quarter of fiscal 2003. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation has not been released, the Company has taken steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 18 to 21 months to ensure compliance with the new requirements. The Company incurred approximately $3.8 million in operating costs and $2.5 million in capital expenditures related to HIPAA in fiscal 2002. Management estimates that the Company will incur approximately $3.0 million to $5.0 million in operating expenditures and approximately $7.0 million to $9.0 million in capital expenditures related to these efforts during fiscal 2003.

Historical Liquidity and Capital Resources—Fiscal 2000-2002

        Operating Activities.    The Company's net cash provided by operating activities was $106.9 million, $85.7 million and $66.7 million for fiscal 2000, 2001 and 2002, respectively. The decrease in operating cash flows from fiscal 2001 to fiscal 2002 is primarily due to the fact that fiscal 2001 benefited from approximately $30 million of settlements of contract appeals with respect to TRICARE in fiscal 2001 and $25 million in distributions from Choice related to its settlements of contract appeals in fiscal 2001 with respect to TRICARE, partially offset by the payment of approximately $44 million related to discontinued operations obligations during fiscal 2001. Operating cash flows for fiscal 2002 were negatively impacted by $5.4 million of cash outflows related to discontinued operations. The decrease in operating cash flows from fiscal 2000 to fiscal 2001 was primarily due to the payment of approximately $44 million related to discontinued operations obligations during fiscal 2001 and collection of $28 million in cost report settlements during fiscal 2000 compared to $6 million in fiscal 2001, offset by the TRICARE settlements as discussed above.

        Investing Activities.    The Company utilized $36.9 million, $34.7 million and $27.6 million in funds during fiscal 2000, 2001 and 2002, respectively, for capital expenditures. Capital expenditures decreased 20.5%, or $7.1 million, from fiscal 2001 to fiscal 2002. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have decreased from fiscal 2001 to fiscal 2002 primarily as the result of the Company's focus on cost reduction through the ABI restructuring initiative. Also contributing to this decrease are capital leases of $3.8 million entered into by the Company during fiscal 2002 that would have otherwise required a capital expenditure. Included in fiscal 2000 capital expenditures was $3.7 million related to Mentor, which business was sold in the second quarter of fiscal 2001.

        The Company used $68.6 million, $87.7 million and $63.7 million in funds during fiscal 2000, 2001 and 2002, respectively, net of cash acquired, for acquisitions and investments in businesses. Included in each year is a contingent purchase price payment of $60.0 million to Aetna related to the acquisition of HAI and an earn-out payment of $3.7 million with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company, by Merit Behavioral Care Corporation ("Merit") (which was later acquired by the Company). In fiscal 2001, the Company also paid the remaining contingent purchase price of $24.0 million to the shareholders of CMG Health, Inc. ("CMG"), a managed behavioral healthcare company acquired by Merit in September 1997.

        The Company received proceeds from the sale of assets, net of transaction costs and cash conveyed, of $3.3 million, $110.6 million and $3.5 million in fiscal 2000, 2001 and 2002, respectively. The sales proceeds were generated primarily from (i) the sale of the corporate aircraft in fiscal 2000, (ii) the sale in fiscal 2001 of Mentor, two of the three remaining Provider JVs of the discontinued healthcare provider segment, assets of the psychiatric practice management business and the Company's Canadian operations, and (iii) the sale of the remaining Provider JV in fiscal 2002.

        Financing Activities.    The Company borrowed approximately $59.6 million, $356.6 million and $105.0 million during fiscal 2000, 2001 and 2002, respectively. The borrowings in fiscal 2000 and 2002 were primarily draws under the revolving credit facility (the "Revolving Facility") for short-term capital needs. The borrowings in fiscal 2001 represent draws under the Revolving Facility for short-term capital needs and the issuance of $250.0 million of 9.375% Senior Notes due 2007 (the "Senior Notes"), less issuance costs.

        The Company made repayments of approximately $110.3 million, $458.2 million and $65.9 million on debt and capital lease obligations during fiscal 2000, 2001 and 2002, respectively. Fiscal 2000 repayments included scheduled term loan facility ("Term Loan Facility") principal payments, as well as Revolving Facility and Term Loan Facility repayments made with the proceeds from the issuance of Series A Redeemable Preferred Stock to the Texas Pacific Group ("TPG") (see below). Fiscal 2001 repayments included scheduled Term Loan Facility repayments, scheduled capital lease payments, Term Loan Facility and Revolving Facility repayments made with the proceeds from the sale of Mentor and Term Loan Facility repayments made with proceeds from issuance of the Senior Notes and the sale of the Company's Canadian operations. Fiscal 2002 repayments included scheduled Term Loan Facility repayments, Term Loan repayments with cash received from asset sales during the year, scheduled capital lease payments and Revolving Facility repayments primarily with cash generated from operations.

        In fiscal 2001, the Company issued the Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250.0 million from the issuance and sale of the Senior Notes were used to repay indebtedness outstanding under the Company's Term Loan Facilities. In fiscal 2001, the Company reported a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities. In accordance with SFAS 145, which the Company early adopted in the fourth quarter of fiscal 2002, the Company has reclassified the prior year loss from early extinguishment of debt from an extraordinary loss to interest, net and provision for income taxes in the fiscal 2001 consolidated statement of operations. See Note 6—"Long-Term Debt and Capital Lease Obligations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the first quarter of fiscal 2000, for a total price of approximately $54.8 million, net of issuance costs. Approximately 50 percent of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50 percent being used for general corporate purposes. See Note 8—"Redeemable Preferred Stock" to the Company's audited consolidated financial statements set forth elsewhere herein.

        As of September 30, 2002, the Company had approximately $56.8 million of availability under the Revolving Facility, excluding outstanding loans of $45.0 million and approximately $48.2 million of availability reserved for certain letters of credit. This borrowing availability was subsequently limited to $20.0 million as part of the October Waiver and January Waiver. See "Outlook—Liquidity and Capital Resources—Credit Agreement Waivers" for further discussion of new limitations regarding the Company's Revolving Facility.

Outlook—Liquidity and Capital Resources

        Financial Restructuring.    In light of its current market conditions and its operating results for 2002, the Company has undertaken an effort to restructure its debt and improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its Credit Agreement to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described above and in "Business—Capital Structure Overview", unless certain waivers under the Credit Agreement are extended beyond January 15, 2003, certain events of default will exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. The Company is currently in discussions with the Lenders and members of an ad hoc committee formed by the holders of the Senior Notes and Subordinated Notes (the "Ad Hoc Committee"). The Lenders and the Ad Hoc Committee have each retained their own financial and legal advisors to assist them in the restructuring process.

        The Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed financial restructuring. The proposed financial restructuring set forth in the term sheet contemplates an exchange of the Subordinated Notes for substantially all of the equity of the Company, a reinstatement of the Senior Notes with modification of certain interest payments from cash to additional Senior Notes, reinstatement of the obligations under the Credit Agreement with modified amortization payments, and a modification of the Company's contingent purchase price obligations to Aetna and an extension of the Company's customer contract with Aetna which currently expires December 31, 2003. The term sheet also contemplates that the proposed financial restructuring will be effected through commencement of a chapter 11 case under the U.S. Bankruptcy Code and the subsequent consummation of a plan of reorganization. In addition, the term sheet contemplates that the providers of behavioral health services with whom the Company contracts, as well as the Company's customers and employees, will not be adversely affected by the restructuring, all debts owing to such persons will continue to be paid in the ordinary course of business, and that the Company will continue to operate in the ordinary course of business. Although the term sheet is based on conversations with the relevant constituencies, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

        There can be no assurances that the Lenders, the holders of Senior Notes or Subordinated Notes or Aetna will agree to a restructuring of the Company's debt in a manner that will permit the Company to satisfy its foreseeable financial obligations. If a plan of restructuring satisfactory to the Company and its creditors cannot be effected, the Company may need to seek protection under the U.S. Bankruptcy Code.

        Credit Agreement Waivers.    The Credit Agreement requires the Company to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a maximum senior debt ratio. In the fourth quarter of fiscal 2002, the Company announced that it most likely would not meet, as of September 30, 2002, one or more of its financial covenants set forth in the Credit Agreement. On October 25, 2002, the Company entered into the October Waiver pursuant to which the Lenders granted the Company a waiver through December 31, 2002 of any event of default that may exist as a result of the failure of the Company to comply with any of the financial covenant requirements for the fiscal quarter ended September 30, 2002. Under the October Waiver, the interest rates and commitment fees increased by 0.5 percent. In addition, the Company's ability to incur additional indebtedness under the Credit Agreement is limited to circumstances under which the Company otherwise does not have available unrestricted cash and in no event can such additional indebtedness total more than $20 million during the term (or the amount of availability, whichever is less).

        On January 1, 2003, the Company entered into the January Waiver, which extended the agreements provided for in the October Waiver and which also provided for a waiver of any events of default with respect to financial covenants for the quarter ended December 31, 2002 through the new waiver expiration date of January 15, 2003. In addition, the January Waiver amended the Credit Agreement such that the LIBOR interest rate option will no longer be available to the Company for any loans which are incurred or roll over after January 1, 2003. The Company's interest expense under the Credit Agreement will increase, as interest on such loans will now be based on the prime rate plus the applicable spread rather than LIBOR rates plus the applicable spread, which have historically been lower. As it continues to pursue a financial restructuring plan, the Company will seek to obtain further waivers with respect to the Credit Agreement. The Company can give no assurance that such further waivers will be obtained.

        Absent the January Waiver and the October Waiver, there would exist events of default with respect to two financial covenants under the Credit Agreement as of September 30, 2002, which would have prevented the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder. In addition, such events of default would give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). Any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively, and to exercise their remedies thereunder.

        Similarly, if the January Waiver is not extended beyond January 15, 2003, there will exist events of default with respect to certain of the financial covenants under the Credit Agreement, which will prevent the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder; such events of default would give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders); and any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes and to exercise their remedies thereunder. Consequently, if the January Waiver is not extended beyond January 15, 2003, the Company may need to seek protection under the U.S. Bankruptcy Code.

        Revolving Facility and Liquidity.    The Company had a working capital deficit of approximately $(156.3) million and approximately $(1.2) billion as of September 30, 2001 and September 30, 2002, respectively. The September 30, 2002 working capital deficit includes approximately $1.0 billion of long-term debt which has been classified as a current liability due to the Company's default of financial covenants under its Credit Agreement. Although the Company has obtained waivers of such default through January 15, 2003, additional waivers have not been obtained and cannot be assured past such date. The Company has limited unrestricted cash and is reliant on amounts outstanding under its Revolving Facility for additional liquidity. The Revolving Facility provides the Company with revolving loans in an aggregate principal amount at any time not to exceed $150.0 million. At September 30, 2002, the Company had outstanding loans of $45.0 million and approximately $48.2 million of letters of credit, resulting in approximately $56.8 million of availability under the Revolving Facility. Subsequent to September 30, 2002, the Company entered into the October Waiver and the January Waiver which limit the Company's ability to incur additional indebtedness under the Revolving Facility to circumstances under which the Company otherwise does not have available unrestricted cash and in no event can such additional indebtedness total more than $20 million during the term (or the amount of availability, whichever is less). See further description of the October Waiver and January Waiver and other items of the agreement that affect the Revolving Facility and liquidity in "Credit Agreement Waivers" above. The January Waiver expires January 15, 2003. If the Company is unable to obtain an additional waiver at that time, the Company would not be able to access additional borrowings or letters of credit under the Revolving Facility.

        The Company anticipates its letter of credit requirements to increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business, and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. Subsequent to September 30, 2002, the Company had a net increase of approximately $27.1 million of additional letters of credit, resulting in $75.3 of letters of credit outstanding as of January 3, 2003. As of January 3, 2003, the Company also has approximately $14.1 million of surety bonds outstanding. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million. If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit issued under the Revolving Facility generally require such letters of credit to have a one-year term, and to renew annually. If the beneficiaries of the letters of credit are unwilling to accept less than a one-year term, such letters of credit may not be issuable or renewable after February 5, 2003 (due to the fact that all outstanding letters of credit expire five business days prior to the final maturity date of the Revolving Facility, which is February 12, 2004). In addition, if the Company is unable to obtain an additional waiver upon expiration of the January Waiver, the Company would not be able to issue letters of credit under the Revolving Facility which could result in the loss of customers and would have a material adverse effect on the Company.

        During fiscal 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $32.0 to $42.0 million (the majority of the

Company's capital expenditures relate to management information systems and related equipment, including improvements to its computer systems in conjunction with the Company's on-going integration plan and efforts to comply with HIPAA), the final installment on its HAI contingent purchase price of $60.0 million, principal payments on its Term Loan Facility of $14.6 million (if all of the obligations thereunder are not accelerated) and liabilities with respect to its discontinued operations.

        Debt Service Obligations and Future Commitments.    The Company is highly leveraged with indebtedness and other future commitments that are substantial in relation to its stockholders' deficit and in relation to its earnings. The interest payments on the Company's Subordinated Notes, the Senior Notes, and interest and principal payments on indebtedness outstanding pursuant to the Company's Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings pursuant to the Credit Agreement include $116.1 million, as of September 30, 2002, under the Term Loan Facility and up to $150.0 million under the Revolving Facility.

        In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent purchase price payments to Aetna of up to $60.0 million annually over the five-year period subsequent to closing. The Company paid $60.0 million to Aetna for each of the first four years subsequent to closing, including $60.0 million paid in cash in each of fiscal year 2001 and 2002, and has accrued the final payment as of September 30, 2002. The final payment is due in the second quarter of fiscal 2003.

        Notwithstanding the classification of all long-term debt as current due to aforementioned risk of the Company's default with certain Credit Agreement covenants if certain waivers are not extended past January 15, 2003, the following sets forth the future financial commitments of the Company as of September 30, 2002 (in thousands):

Fiscal Year Ending September 30,	Long-Term Debt	Interest on Long-Term Debt	Operating Lease Obligations	Capital Lease Obligations	Contingent Purchase Price Obligations	Total
2003	$14,592	$96,744	$32,178	$3,531	$63,731	$210,776
2004	93,170	89,159	20,643	1,879	—	204,851
2005	43,703	82,967	14,220	1,417	—	142,307
2006	9,662	80,279	8,818	—	—	98,759
2007	—	80,001	7,099	—	—	87,100
Thereafter	875,000	41,879	21,266	6,400	—	944,545

	$1,036,127	$471,029	$104,224	$13,227	$63,731	$1,688,338

        Long-term debt includes borrowings outstanding under the Revolving Facility and the Term Loan Facility, the principal amount of the Subordinated Notes, and the principal amount of the Senior Notes. Interest payments have been estimated based upon current interest rates. In addition, the Company had $75.3 million in letters of credit under the Revolving Facility as of January 3, 2003.

        Restrictive Covenants in the Company's Debt Instruments.    The Credit Agreement, the Senior Notes Indenture and the Subordinated Notes Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting the Company's ability to:

  •
  incur additional indebtedness or issue preferred or redeemable stock;

  •
  pay dividends and make other distributions;

  •
  repurchase equity interests;

  •
  prepay subordinated debt;

  •
  make restricted payments;

  •
  enter into sale and leaseback transactions;

  •
  create liens;

  •
  sell and otherwise dispose of assets;

  •
  merge or consolidate; and

  •
  enter into certain transactions with affiliates.

        These restrictions may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. In addition, the Credit Agreement, as amended, includes other and more restrictive covenants and prohibits the Company from prepaying certain of its other indebtedness.

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. In addition, the Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company has recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. See Note 9—"Income Taxes" to the audited consolidated financial statements set forth elsewhere herein.

        Discontinued Operations.    In fiscal 2000 and 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider: As of September 30, 2002, the Company has $9.0 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider segment. The remaining liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, net of subleases, for certain properties through September of 2010, potential claims related to the Provider JVs and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements, collections of patient receivables and cash balances restricted for potential claims liabilities.

  •
  Specialty Managed Healthcare: As of September 30, 2002, the Company has $6.5 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $6.1 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of amounts accrued for pending litigation, settlements and other various costs. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently accounts for all exit or disposal activities under EITF No. 94-3. While this standard will have no impact on amounts previously recorded under EITF 94-3, it would change how the Company records restructuring charges in the future.

        In April 2002, the FASB issued SFAS 145. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds and amends other existing authoritative pronouncements. The Company implemented this accounting standard in the fourth quarter of fiscal 2002, and as a result, has reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to interest expense and provision for income taxes in the Company's audited consolidated financial statements set forth elsewhere herein. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

        In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this standard on October 1, 2002, and it is not expected to have a material financial impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS 142. The Company early adopted this accounting standard in the first quarter of fiscal 2002, as permitted. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein for a description of SFAS 142 and the impact of its implementation to the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement and any future borrowings on the Revolving Facility under the Credit Agreement. See "Cautionary Statements—Substantial Leverage", "—Ability to Service Debt," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations", "—Outlook—Liquidity and Capital Resources" and Note 6—"Long-Term Debt and Capital Lease Obligations" to the Company's audited consolidated financial statements set forth elsewhere herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 22, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP ("Arthur Andersen"), and engaged Ernst & Young LLP to serve as its new independent auditors for fiscal year 2002. The Company filed a current report on Form 8-K with the SEC on May 24, 2002, the same date that the change in auditors became effective.

        Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended September 30, 2001 and September 30, 2000, as included elsewhere herein, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended September 30, 2001 and 2000 and the interim period between September 30, 2001 and May 24, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        Under the Company's certificate of incorporation, the number of directors is currently fixed at twelve. The directors are divided into three classes of four directors each, with the nominees in a single class being elected each year to serve for a three-year term. During the year, four directors resigned and their positions have not been filled.

        Of the current eight directors, four serve for terms expiring in 2003, two serve for terms expiring in 2004 and two serve for terms expiring in 2005. The tables below set forth the name and certain other information about the directors.

        David Bonderman, 60, became a director in December 1999 and serves for a term expiring in 2005. He is the Managing Director/Founding Partner of Texas Pacific Group (since 1992). He also serves as a director for Continental Airlines, Inc., Co-Star Realty Information, Inc., Denbury Resources, Inc., Ducati Motor Holding, S.p.A., Gemplus International, J. Crew Group, Inc., On Semiconductor Corporation, Oxford Health Plans, Inc., Paradyne Networks, Inc., ProQuest Company, Ryanair Ltd., Washington Mutual, Inc., and Seagate Technology, Inc.

        Jonathan J. Coslet, 38 became a director in December 1999 and serves for a term expiring in 2003. He is an Investment Professional and Senior Partner of Texas Pacific Group (since 1993). He also serves as a director of Oxford Health Plans, Inc.

        Andre C. Dimitriadis, 62, became a director in July 1992 and serves for a term expiring in 2004. He has served as Chairman of the Board, Chief Executive Officer and a director of LTC Properties (a healthcare real estate investment trust) since 1992 and also serves as Chairman, Chief Executive Officer and a director of LTC Healthcare, Inc. Mr. Dimitriadis is a director of Assisted Living Concepts, Inc.

        Henry T. Harbin, M.D., 56, became a director in March 1998 and serves for a term expiring in 2003. He has served as Executive Chairman of the Board of the Company since October 2002. Prior thereto, he was Chairman of the Company from October 2001 to September 2002, Chief Executive Officer and Chairman of the Company from March 2001 to September 2001, President and Chief Executive Officer of the Company from 1998 to 2001, Executive Vice President of the Company from 1995 to 1998, and President and Chief Executive Officer of Green Spring Health Services, Inc. from 1994 to 1998.

        Gerald L. McManis, 66, became a director in February 1994 and serves for a term expiring in 2003. He is President of GLM, Inc. (management consulting firm) since 2001. He served as President of McManis Associates, Inc. and MMI Companies, Inc. (strategy development and management consulting firm for healthcare and healthcare-related companies) from 1965 to 2000.

        Daniel S. Messina, 47, became a director in December 1997 and serves for a term expiring in 2005. He was President and Chief Executive Officer of the Company from October 2001 to November 2002, President of the Company from March 2001 to September 2001, and Chief Operating Officer of the Company from September 2000 to February 2001. Prior to joining the Company, Mr. Messina was Chief Financial Officer and head of business strategy of Aetna U.S. Healthcare from 1998 to 2000, Deputy Chief Financial Officer of Aetna U.S. Healthcare from 1996 to 1997 and Vice President, Financial Relations and Chief of Staff to the Vice Chairman for Strategy, Finance and Administration of Aetna, Inc. from 1995 to 1996.

        Robert W. Miller, 61, became director in February 1998 and serves for a term expiring in 2004. He is a Former Partner at the law firm of King & Spalding where he served from 1985 to 1997. He was Chairman of the Board of the Company from March 1998 to March 2000. Mr. Miller currently is an Adjunct Professor at Emory University School of Law where he has served since September 2000.

        James B. Williams, 46, became a director in December 1999 and serves for a term expiring in 2003. He has been a Partner in Texas Pacific Group since 1999. He was President of Kaiser/Group Health, President of Kaiser Permanente International and Senior Vice President—Operations and Strategic Development of Kaiser Permanente (health care organization) from 1994 to 1998. Mr. Williams is Chairman of the Board of GMP Companies and a member of the Board of Directors of several other private companies.

Agreements to Nominate or Appoint Directors

        Pursuant to certain agreements, the Company is obligated to nominate or appoint to the Board certain individuals designated by others as set forth below.

        David Bonderman, Jonathan J. Coslet and James B. Williams were elected to the Board effective December 15, 1999 pursuant to an Amended and Restated Investment Agreement dated December 15, 1999 (the "Investment Agreement") entered into by the Company and TPG Magellan LLC, an affiliate of the investment firm Texas Pacific Group ("TPG"), in connection with TPG's acquisition of 59,063 shares, and an option to acquire 21,000 additional shares, of Series A Preferred Stock of the Company. The Investment Agreement provides that, as long as TPG and its affiliates beneficially own at least 50% of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued or issuable under the Investment Agreement, the Board shall cause three individuals designated by TPG (the "TPG Nominees") to be nominated as directors of the Company and the Company shall use its best efforts to cause the election of the TPG Nominees up for election at any annual meeting of stockholders. In addition, each committee of the Board is required generally to include among its members at least one TPG Nominee.

        Under a Stock and Warrant Purchase Agreement entered into by the Company and Rainwater-Magellan Holdings, L.P. ("Rainwater-Magellan"), an affiliate of Rainwater, Inc. and Richard E. Rainwater on December 22, 1995, pursuant to which Rainwater-Magellan purchased 4,000,000 shares of Common Stock and a Warrant to acquire up to 2,000,000 additional shares of Common Stock, Rainwater-Magellan has the right to designate a nominee acceptable to the Company for election as director of the Company for so long as Rainwater-Magellan, Rainwater, Inc., Richard E. Rainwater and their affiliates continue to own beneficially at least 600,000 shares of Common Stock. Darla D. Moore was elected to the Board on February 22, 1996 pursuant to this agreement. Ms. Moore resigned from the Board in September, 2002 and Rainwater-Magellan has not elected to exercise its right to designate a nominee for election as director.

Executive Officers of the Registrant

        On December 4, 2002, the Company entered into a consulting agreement with Healthcare Partners, Inc. ("HPI"), a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D. (the "HPI Agreement"). Pursuant to the HPI Agreement, HPI, Mr. Shulman and Dr. Lerer, as well as Danna Mezin and Keith Kudla (the "Officers"), will become part of the management of the Company, with Mr. Shulman becoming the chief executive officer of the Company. All of the Officers will devote substantially all of their time to the management of the Company. For such services, the Company shall pay to HPI (a) $250,000 per month with a minimum aggregate monthly payment of $1.5 million (unless the engagement is terminated by HPI for any reason or by the Company for cause)

and (b) additional bonus payments of up to $2 million based upon the achievement of a successful restructuring and the achievement of certain operational milestones.

Name	Age	Position
Steven J. Shulman	51	Chief Executive Officer
René Lerer, M.D.	47	Chief Operating Officer
Jay J. Levin	41	President
Mark S. Demilio	46	Executive Vice President, Chief Financial Officer
Dennis P. Moody	44	Executive Vice President, Business Operations—ABI
Gregory A. Bayer	50	Executive Vice President, Operations and Information Technology
William C. Barr	48	Executive Vice President, Workplace Group
Megan M. Arthur	40	Executive Vice President, General Counsel

        Steven J. Shulman became Chief Executive Officer of the Company in December 2002. Prior to joining the Company, Mr. Shulman founded Internet HealthCare Group (IHCG) and served as its Chairman and Chief Executive Officer from 2000 to 2002. Prior to IHCG, Mr. Shulman was employed by Prudential Healthcare, Inc as its Chairman, President and Chief Executive Officer from 1997 to 1999. Prior thereto, Mr. Shulman co-founded Value Health, Inc., and served as President of its Pharmacy and Disease Management Group and Director from 1987 to 1996. Prior thereto, Mr. Shulman was employed by CIGNA Healthplans as President of its East Central Division from 1983 to 1986. Prior thereto, Mr. Shulman served as Director of Medical Economics for Kaiser Permanente from 1974 to 1982.

        René Lerer, M.D. became Chief Operating Officer of the Company in January 2003. Prior to joining the Company, Dr. Lerer co-founded IHCG and served as its President from 1999 to 2002. Prior to IHCG, Dr. Lerer was employed by Prudential Healthcare, Inc as its Chief Operating Officer from 1997 to 1999. Prior thereto, Dr. Lerer was employed by Value Health, Inc., in 1994 and served as Senior Vice President—Operations of its Pharmacy and Disease Management Group from 1995 to 1997. Prior thereto, Dr. Lerer was employed by Value Health Sciences as Senior Vice President of Corporate Development from 1992 to 1994.

        Jay J. Levin became President, Chief Operating Officer of the Company in November 2002. In January 2003, Mr. Levin agreed to serve as President of the Company for a transitional period. Prior thereto, Mr. Levin served as Executive Vice President, Chief Operating Officer from April 2002. Prior to joining the Company, from April 2000 to April 2001 Mr. Levin was Vice President of Marketing, E-Commerce and Strategy for Oxford Health Plans, Inc. Prior to joining Oxford Health Plans, Mr. Levin was President and Chief Executive Officer of PPOM, a healthcare network management company based in Michigan.

        Mark S. Demilio became Executive Vice President, Chief Financial Officer of the Company in October 2001. Mr. Demilio served as Executive Vice President, General Counsel of the Company from July 1999 and as Executive Vice President, Finance and Legal from December 2000. Prior thereto, Mr. Demilio was with Youth Services International, Inc., a publicly traded company that managed facilities for adjudicated youth, serving as Executive Vice President, Business Development and General Counsel from March 1997 and Chief Financial Officer from June 1998. Prior thereto, Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm.

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

        Gregory A. Bayer became Executive Vice President, Operations and Information Technology in October of 2001. Mr. Bayer served as President, Workplace Group from February 1998 to September 2001 and as Senior Vice President, Human Affairs International from June 1995 to January 1998. Prior thereto, Mr. Bayer was with Medco Behavioral Care serving as Regional Clinical Operations Director.

        William C. Barr became Executive Vice President, Workplace Group in October of 2001. Mr. Barr served as Senior Vice President of Operations for the Workplace Group from July 1998 to October 2001 and as President, Green Spring Health Services Northwest Region from October 1993 to July 1998. Prior thereto, Mr. Barr was a Principal with Maschhoff, Barr and Associates serving as Chief Operating Officer.

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

Section 16(A) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, certain officers and persons who own more than 10% percent of the Common Stock to file reports of ownership and changes in ownership with the SEC and furnish copies of such reports to the Company. Based solely on a review of the copies of such forms furnished to the Company during fiscal 2002, or written representations that no other reports were required, the Company believes that all persons who are required to comply with the Section 16(a) filing requirements during fiscal 2002 with respect to the Common Stock have complied with such filing requirements on a timely basis, except for Jeffrey West, Senior Vice President and Controller of the Company, who filed his Form 3 approximately three months late; and Mr. Barr, Mr. Bayer and Ms. Arthur, who filed his or her Form 3 approximately four months late.

Item 11. Executive Compensation

Executive Compensation

        The following table sets forth, for the three fiscal years ended September 30, 2002, the compensation paid by the Company to the Company's Chief Executive Officer and the Company's four next most highly compensated executive officers serving at the end of fiscal year 2002 (collectively, the "Named Executive Officers").

Summary Compensation Table

Long-Term Compensation
						Awards		Payouts
Annual Compensation
Securities Underlying Options/ SARS(#)(1)
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation	Restricted Stock Awards		LTIP Payouts	All Other Compensation(2)
Daniel S. Messina (3) Chief Executive Officer and President	2002 2001 2000	$700,000 558,333 41,667	$	— 70,000 —	— — —	— — —	50,000 150,000 300,000	— — —	$141,840 80,005 18,334
Henry T. Harbin M.D. Chairman of the Board	2002 2001 2000	600,000 800,000 816,987		— — 470,813	— — —	— — —	— 100,000 90,000	— — —	103,000 159,195 150,403
Jay J. Levin (4) Executive Vice President and Chief Operating Officer	2002 2001 2000	183,333 — —		— — —	— — —	— — —	325,000 — —	— — —	33,000 — —
Dennis P. Moody (5) Executive Vice President, Business Operations-ABI	2002 2001 2000	330,000 321,642 278,231		— — 114,514	— — —	— — —	— 50,000 103,804	— — —	41,122 41,550 27,373
Mark S. Demilio (6) Executive Vice President, Chief Financial Officer	2002 2001 2000	324,375 310,333 255,917		— 50,000 30,000	— — —	— — —	— 100,000 75,000	— — —	38,000 41,330 30,220

(1)
Represents the number of stock options granted under the Company's stock option plans.

(2)
For fiscal year 2002, includes (i) contributions to the Company's 401(k) plans of $5,340, $5,500, $4,822, and $5,500 for Mr. Messina, Dr. Harbin, Mr. Moody and Mr. Demilio, respectively, and (ii) contributions by the Company deposited in trust pursuant to the Company's Supplemental Accumulation Plan ("SAP") of $136,500, $97,500, $33,000, $36,300, and $32,500 for Mr. Messina, Dr. Harbin, Mr. Levin, Mr. Moody and Mr. Demilio, respectively, for the calendar year 2002. For fiscal year 2001, includes (i) contributions to the Company's 401(k) plans of $3,195, $5,005, $5,250 and $6,130 for Dr. Harbin, Mr. Messina, Mr. Moody and Mr. Demilio, respectively, and (ii) contributions by the Company deposited in trust pursuant to the Company's Supplemental Accumulation Plan ("SAP") of $156,000, $75,000, $36,300, and $32,500 for Dr. Harbin, Mr. Messina, Mr. Moody and Mr. Demilio, respectively, for the calendar year 2001. For fiscal year 2000, includes (i) contributions to the Company's 401(k) plans of $4,153, $4,369 and $2,720 for Dr. Harbin, Mr. Moody and Mr. Demilio, respectively, and (ii) contributions by the Company deposited in trust pursuant to the Company's SAP of $146,250, $18,334, $23,004 and $27,500 for Dr. Harbin, Mr. Messina, Mr. Moody and Mr. Demilio, respectively, for the calendar year 2000.

(3)
Mr. Messina resigned as Chief Executive Officer as of November 30, 2002.

(4)
Mr. Levin joined the Company on April 8, 2002 as Executive Vice President and Chief Operating Officer and was named President and Chief Operating Officer on November 1, 2002. On January 8, 2003, Mr. Levin agreed to serve as President of the Company for a transitional period.

(5)
Mr. Moody became Executive Vice President, Business Operations-ABI on June 7, 2002.

(6)
Mr. Demilio became Executive Vice President, Chief Financial Officer on October 1, 2001.

Option Grants in Fiscal Year 2002

        The following table sets forth information with respect to grants of options to the Named Executive Officers during fiscal year 2002 and the potential realizable value of such options on September 30, 2002.

Individual Grants

	Number of Securities Underlying Options/SARs Granted (#)		Percentage of Total Options Granted to Employees in Fiscal 2002 (%)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
				Exercise of Base Price Per Share ($)
Name					Expiration Date
							5%	10%
Henry T. Harbin, M.D.	0
Daniel S. Messina	50,000	(2)	8.8	11.375	10/1/11	(3)	357,684	906,441
Jay J. Levin	325,000	(2)	57.0	5.59	4/8/12		1,142,544	2,895,432
Dennis P. Moody	0
Mark S. Demilio	0

(1)
The Company is required by the Securities and Exchange Commission to use a 5% and 10% assumed rate of appreciation over the ten-year option term. This does not represent the Company's estimate or projection of the future Common Stock price. If the Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(2)
Options become exercisable over three years at the rate of 33 1/3% per year.

(3)
Under the terms of the severance agreement with Mr. Messina, 33,333 of these options expired on November 30, 2002. Also, under the terms of that severance agreement, the remaining 16,667 options under this grant will expire if not exercised by May 30, 2003.

Aggregated Option/SAR Exercises in Fiscal Year 2002 and Option/SAR Values at September 30, 2002

        No Named Executive Officer exercised any options during the fiscal year 2002. The following table sets forth the number and value of options held on September 30, 2002. No options held by any Named Executive Officer were "In-the-Money Options" as of September 30, 2002.

			Number of Securities Underlying Unexercised Options/SARs at September 30, 2002		Value of Unexercised In-the-Money Options/SARs at September 30, 2002 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Henry T. Harbin, M.D.	0	0	486,134	153,866	0	0
Daniel S. Messina	0	0	316,668	183,332	0	0
Jay J. Levin.	0	0	0	325,000	0	0
Dennis P. Moody	0	0	158,655	49,999	0	0
Mark S. Demilio	0	0	131,668	73,332	0	0

(1)
The closing price for the Common Stock as reported on September 30, 2002 was $0.26.

Compensation of Directors

        Each non-employee director receives a monthly retainer of $2,000 and a fee of $2,000 for each Board meeting attended in person and $1,000 for each Board meeting attended via telephone. Dr. Harbin and Mr. Messina, as employees of the Company, received no additional compensation for serving as directors.

Employment Agreements

        Steven J. Schulman and René Lerer, M.D.    The Company entered into a consulting agreement with HPI, a newly formed entity whose principals are Steven J. Schulman and René Lerer, M.D., on December 4, 2002, as described above.

        Daniel S. Messina.    The Company has a Severance Agreement, effective December 1, 2002, with Mr. Messina. The Agreement provided for a lump sum severance payment equal to thirteen months of Mr. Messina's annual salary and all accrued and unused Paid Time Off, which the Company has paid. In addition, the Company agreed to reimburse Mr. Messina for the cost of leasing an apartment for two months and moving expenses up to a maximum of $5,000. The Agreement provided that any stock option or other stock-based compensation plan would be governed by the terms of such plans and under such plans, Mr. Messina forfeited 166,665 options effective at termination.

        Henry T. Harbin, M.D.    The Company has an Employment Agreement with Dr. Harbin effective October 1, 2002 and ending, unless terminated earlier in accordance with the provisions of the Agreement, on March 17, 2004. Dr. Harbin's current base salary is $600,000, but pursuant to terms in Section 4(a) of the Agreement, such salary may be reduced to $400,000 per year. The Agreement provides for bonuses and benefits commensurate with the most senior salaried officers of the Company. The Agreement provides that if Dr. Harbin remains employed by the Company (either as Executive Chairman or as Chairman of the Board only) through March 17, 2004, all stock options granted to Dr. Harbin under the Company's Stock Option Plan which have not vested as of such date shall immediately vest on such date. If the Agreement is terminated for any reason prior to March 17, 2004, no immediate vesting of Dr. Harbin's options shall occur pursuant to the Agreement, and vesting and all other terms and conditions for any options shall be governed by any applicable stock option agreements. The Agreement also provides for severance payments to Dr. Harbin upon termination by the Company (including certain constructive termination events, such as a substantial change in Dr. Harbin's duties, but not including termination for cause), upon Dr. Harbin's resignation under certain circumstances, or after a change in control (as defined in the Agreement) through March 17, 2004. The severance compensation would include base salary for the defined period, and the portion(s) of any bonus or incentive compensation accrued through the date of termination. In addition, if Dr. Harbin resigns or is terminated following a change of control, Dr. Harbin will receive a "gross-up" payment intended to compensate Dr. Harbin if certain excise taxes would be imposed in such case.

        Jay J. Levin.    The Company has an Employment Agreement with Mr. Levin for an initial two-year term beginning April 8, 2002, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the agreement. Mr. Levin's current base salary is $400,000. The Agreement provides for bonuses and benefits commensurate with Mr. Levin's position. The Agreement also provides severance payments upon termination by the Company without cause (including an election by the Company to not renew the Agreement), or resignation by Mr. Levin after a change of control (as defined in the Agreement). Upon any such termination, Mr. Levin would receive a lump sum cash amount equal to two times Mr. Levin's then current annual base salary, but not less than Eight Hundred Thousand Dollars ($800,000), plus any accrued Paid Time Off, declared but unpaid bonuses, and unreimbursed expenses. On January 8, 2003, Mr. Levin agreed to serve as President of the Company for a transitional period.

        Dennis P. Moody.    The Company has an Employment Agreement with Mr. Moody for an initial two-year term beginning October 1, 1999, with automatic renewal for additional one-year terms unless either party gives notice of intent not to renew the Agreement. Mr. Moody's current base salary is $330,000. The Agreement provides for bonuses and benefits commensurate with Mr. Moody's position. The Agreement also provides severance payments upon termination by the Company without cause, or resignation by Mr. Moody after a change of control (as defined in the Agreement). Upon any such termination, Mr. Moody would receive two years of base salary.

        Mark S. Demilio.    The Company has an Employment Agreement with Mr. Demilio for a two-year term effective October 1, 2002, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the Agreement. Mr. Demilio's current base salary is $400,000. The Agreement provides for bonuses and benefits commensurate with Mr. Demilio's position. The Agreement also provides for severance payments upon termination by the Company without cause (including an election by the Company to not renew the Agreement), termination by Mr. Demilio for "good reason", or resignation by Mr. Demilio after a change of control. Upon any such termination, Mr. Demilio would receive base salary for two years, plus any accrued Paid Time Off, declared but unpaid bonuses, and unreimbursed expenses.

        Gregory A. Bayer.    The Company has an Employment Agreement with Mr. Bayer for a two-year term that became effective on the closing date of the sale of Human Affairs International, Incorporated to the Company, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the Agreement. Mr. Bayer's current position is Executive Vice President, Operations and Information Technology. Mr. Bayer's current base salary is $320,000. The Agreement provides for bonuses and benefits commensurate with Mr. Bayer's position. The Agreement also provides for severance payments upon termination by the Company without cause or resignation by Mr. Bayer after a change of control. Upon any such termination, Mr. Bayer would receive base salary for one year.

        Megan M. Arthur.    The Company has an Employment Agreement with Ms. Arthur for a one-year term effective August 1, 2002, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the Agreement. Ms. Arthur's current position is Executive Vice President, General Counsel. Ms. Arthur's current base salary is $260,000. The Agreement provides for bonuses and benefits commensurate with Ms. Arthur's position. The Agreement also provides for severance payments upon termination by the Company without cause or resignation by Ms. Arthur after a change of control. Upon any such termination, Ms. Arthur would receive base salary for one year, plus any accrued Paid Time Off, declared but unpaid bonuses, and unreimbursed expenses.

        William C. Barr.    The Company has an Employment Agreement with Mr. Barr for a one-year term effective October 1, 1999, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the Agreement. Mr. Barr's current position is Executive Vice President, Workplace Division. Mr. Barr's current base salary is $230,000. The Agreement provides for bonuses and benefits commensurate with Mr. Barr's position. The Agreement also provides for severance payments upon termination by the Company without cause or resignation by Mr. Barr after a change of control. Upon any such termination, Mr. Barr would receive base salary for one year. In the event the Company elects not to renew the Agreement, Mr. Barr would receive severance payments for a period of twelve months from the expiration date of the Agreement; provided, however, that after a period of six months, gross income paid to Mr. Barr from other employment shall be offset against and reduce the amount of compensation payable by the Company during the remaining six months.

Benefit Plans

        Annual Incentive Plan.    In fiscal year 2002, executive officers were eligible for participation in the Short-Term Incentive Plan ("STIP") which was designed to award officers (and other employees) for meeting or exceeding specific financial targets approved by the Compensation Committee for fiscal year 2002. The Target Bonus Award levels range from 50% to 60% of base salary with a maximum bonus of 75% to 100% of base salary. Incentive Awards are funded based on meeting or exceeding threshold goals and are awarded based on corporate and individual performance. Based on the financial results attained for fiscal year 2002, the STIP was not funded and therefore no bonuses were paid under this plan.

        Long-Term Incentive Compensation Plan.    During 1999, the Compensation Committee received advice from an outside compensation consultant with respect to the need for additional long-term incentive compensation for the Company's executive officers. In order to ensure that the Company's total compensation is competitive with industry practice, the consultant recommended that the Compensation Committee approve a proposal for an "omnibus type" long-term incentive compensation plan. The Compensation Committee, the Board of Directors and the Company's stockholders approved the Magellan Health Services, Inc. 2000 Long-Term Incentive Compensation Plan (the "2000 LTIC Plan"). The long-term incentive plans that are currently in force include the Company's 1994, 1996, 1997 and 1998 Stock Option Plans and the 2000 LTIC Plan. The 2000 LTIC Plan allows approval of several types of long-term incentives including stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards. This type of plan allows the Compensation Committee flexibility in developing appropriate long-term incentive strategies to retain the Company's key executive officers. The Compensation Committee continues to have full control over the design and amount of grants awarded to executive officers under the 2000 LTIC Plan.

        Executive Benefits Plan.    With the assistance of a compensation consultant, an executive benefits plan was developed for executive officers. The program, called the Magellan Health Services, Inc. Supplemental Accumulation Plan (the "SAP"), was approved by the Compensation Committee for plan year 2000. The SAP, a calendar year based plan, is funded through a fixed component that has been structured to provide an incentive for executive officers to remain with the Company. It may also be funded by the executive officers through voluntary deferrals of base and/or incentive compensation. Annually, the Compensation Committee approves the fixed percentage contribution for the Executive Officers. For 2002, the Chief Executive Officer was eligible for a Company contribution of 19.5% of base salary, the Chairman of the Board was eligible for a Company contribution of 19.5% of base salary and the other executive officers were eligible for a Company contribution of 11% of base salary. Both Company and voluntary contributions are paid to a trust and invested in one or more mutual funds selected by the respective executive officer.

        The fixed percentage amount contributed to the trust and any appreciation thereon is paid to the executive officer on a date at least two years from the date of funding, if such officer is still employed at that time, or two years following the date of termination from the Company, provided that the executive officer has complied with covenants not to compete with the Company during that time period and the termination was not "for cause".

        The terms of the SAP provide that the amounts deposited in the trust on behalf of executive officers are to be immediately and fully vested upon a change of control of the Company (as defined in the SAP document).

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee, at the end of fiscal year 2002 and as of the date hereof, consists of Messrs. McManis and Williams, each a non-employee director. Mr. Williams is affiliated with Texas Pacific Group, which has engaged in certain transactions with the Company. See "Certain Relationships and Related Transactions." Neither Mr. McManis nor Mr. Williams has engaged in related party transactions with the Company.

  None of the Company's executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serves on the Company's Board or on the Compensation Committee.

Compensation Committee Report On Executive Compensation

        The Compensation Committee is responsible for establishing policies with respect to compensation paid by the Company to its executive officers. The Compensation Committee approves the design of all compensation plans applicable to executive officers including: (i) reviewing and recommending the terms of employment and similar agreements between the Company and any executive officer; (ii) reviewing and approving the terms of annual incentive or bonus plans in which any executive officer of the Company participates, including, but not limited to, performance goals, thresholds for bonuses, maximum bonuses and operating and other income targets under such incentive or bonus plans; (iii) approving base salaries of executive officers; (iv) approving incentive award payouts to executive officers; (v) reviewing and making recommendations concerning approval and adoption of and amendments to stock-based compensation plans, including stock option, restricted stock, phantom stock, stock appreciation right and stock purchase plans; (vi) approving the terms of all other compensation plans applicable to any executive; (vii) granting options and making awards under stock-based compensation plans, except to the extent the authority to make such awards has been delegated by the Compensation Committee to the Chief Executive Officer of the Company or Stock Option Subcommittee of the Board, or such awards as are required by law to be made by the Board of Directors; and (viii) monitoring the ongoing operations of all compensation plans in which an executive officer participates. The Compensation Committee consists of directors who are not employees of the Company. A subcommittee of the Compensation Committee, which is comprised solely of "outside directors" as such term is defined by Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), administers the Company's stock option plans and other compensation arrangements that constitute "qualified performance-based compensation," as defined by Section 162(m) of the Code.

        Policies.    Historically, the Compensation Committee adopted the following policies with respect to executive officer compensation.

          1.    Base Salary.    Executive officer base salaries should be at approximately the 75th percentile of the peer group as periodically surveyed, subject to increase to a higher percentile for individual executive officers based on performance.

          2.    Performance-Based Compensation.    A significant portion of executive officer compensation should be performance-based.

        Chief Executive Officer Compensation.    In fiscal year 2002, the compensation of Mr. Messina, the Company's Chief Executive Officer, included base compensation of $700,000. No bonus was earned by Mr. Messina with respect to fiscal year 2002. A contribution under the SAP of $136,500 was made for calendar year 2002. Mr. Messina received a 401k match of $5,340 for fiscal year 2002. Mr. Messina was granted 50,000 stock options in fiscal year 2002 in recognition of his promotion to Chief Executive Officer.

                      Gerald L. McManis (Chairman)
                      James B. Williams
                      Members of the Compensation Committee

Performance Graph

        The following graph compares the cumulative total return of the Common Stock, the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Health Care Sector Index ("S&P HI") since September 30, 1997. The graph assumes $100 was invested in each of the Common Stock, the S&P 500 and the S&P HI and that dividends received were reinvested on the date paid. The graph does not take into account trading commissions or taxes.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

        The following table sets forth information concerning the beneficial ownership of Common Stock by (i) directors, (ii) Named Executive Officers and (iii) directors and executive officers as a group, as of December 31, 2002.

Name	Number of Shares Beneficially Owned(1)	Options Exercisable Within 60 Days(2)	Percent of Outstanding Shares(3)
Henry T. Harbin, M.D.	32,000	486,134	1.2%
Daniel S. Messina	14,000	333,335	*
David Bonderman(4)	6,300,053	22,750	15.2%
Jonathan J. Coslet(4)	—	22,750	*
Andre C. Dimitriadis	2,500	34,000	*
Gerald L. McManis	6,500	34,000	*
Robert W. Miller	2,000	34,000	*
James B. Williams(4)	—	22,750	*
Jay J. Levin	0	0
Dennis P. Moody	14,000	175,322	*
Mark S. Demilio	10,000	165,002	*
All directors and executive officers as a group (16 persons)(5)	6,381,053	1,482,707	18.3%

*
Less than 1% of total outstanding.

(1)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by the directors and executive officers.

(2)
Represents shares that can be acquired through stock option exercises on or prior to March 1, 2003.

(3)
Based on an aggregate of 35,138,686 shares of Common Stock issued and outstanding as of December 31, 2002 plus 6,300,053 shares of Common Stock which TPG Magellan LLC has the right to vote, on an "as converted" basis, as a single class with the holders of the Common Stock. Assumes that all options exercisable within 60 days after December 31, 2002 owned by the person are exercised and that none of the options owned by other persons are exercised.

(4)
Includes for Mr. Bonderman and excludes for Messrs. Coslet and Williams as "shares beneficially owned" the 6,300,053 shares of Common Stock that TPG Magellan LLC has the right to acquire upon conversion of 59,063 shares of Series A Preferred Stock.

(5)
Includes as "shares beneficially owned" 6,300,053 shares of Common Stock that TPG Magellan LLC has the right to acquire upon conversion of 59,063 shares of Series A Preferred Stock.

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information as of December 31, 2002 (except as otherwise noted) with respect to any person known by the Company to be the beneficial owner of more than 5 percent of the outstanding Common Stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
TPG Advisors II (2) 201 Main Street Suite 2420 Fort Worth, TX 76102	6,300,053	15.2%
Richard E. Rainwater (3) 777 Main Street Suite 2700 Ft. Worth, TX 76102	2,484,935	6.0%

(1)
The information regarding the beneficial ownership of Common Stock by such individual or entity is included herein in reliance on its report filed with the United States Securities and Exchange Commission (the "SEC"), except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such person or entity in such report and 35,138,686 shares of Common Stock issued and outstanding as of December 31, 2002, plus 6,300,053 shares of Common Stock that TPG has a right to vote, on a converted basis from its shares of Series A Preferred Stock, as a single class with holders of Common Stock.

(2)
Includes 6,300,053 shares that TPG Magellan LLC has the right to acquire upon conversion of 59,063 shares of Series A Preferred Stock. Information concerning beneficial ownership of securities is based upon an Amendment No. 3 to Schedule 13D filed by TPG Advisors II on February 22, 2000.

(3)
Includes (i) 2,417,554 shares owned directly by Richard E. Rainwater; (ii) 27,657 shares owned directly by Rainwater-Magellan Holdings, L.P. ("Rainwater-Magellan"); and (iii) 39,724 shares owned by Rainwater, Inc., of which Mr. Rainwater is the sole shareholder. Under the rules of the SEC, Rainwater, Inc., the sole general partner of Rainwater-Magellan, is also deemed to be beneficial owner of the shares beneficially owned by Rainwater-Magellan. Information concerning beneficial ownership of securities by Mr. Rainwater, Rainwater-Magellan and Rainwater, Inc. is based upon an Amendment No. 2 to Schedule 13D filed by Rainwater-Magellan and dated April 17, 1998.

Equity Compensation Plan Information

        The following table sets forth certain information as of September 30, 2002 with respect to the Equity Compensation Plans of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,410,399	5.07	1,479,597
Equity compensation plans not approved by security holders	0		0

Total	4,410,399	5.07	1,479,597

Item 13. Certain Relationships and Related Transactions

        David Bonderman, Jonathan J. Coslet and James B. Williams, who became directors on December 15, 1999, are affiliated with Texas Pacific Group ("TPG"). On December 15, 1999, TPG purchased from the Company 59,063 shares of Series A Preferred Stock for $59,063,000 in cash. The Company paid TPG a placement fee of $1,625,000 in connection with such issuance of Series A Preferred Stock. On February 29, 2000, Magellan Specialty Health, Inc., a subsidiary of the Company, purchased the outstanding stock of Vivra Inc. ("Vivra"). The initial purchase price of Vivra was $10.25 million, and additional consideration of $10.0 million may be payable based upon future results. Approximately 30% of the voting interest in Vivra was owned by TPG at the time of the Company's acquisition. Messrs. Bonderman, Coslet and Williams did not participate in the Board's approval of the Vivra acquisition.

PART IV

Item 14. Controls and Procedures

        An evaluation was performed under the supervision and the participation of the Company's management including the Chairman, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Form 10-K. Based on that evaluation, the Company's management, including the Chairman, CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Documents filed as part of the Report:

1.    Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-54 of this Annual Report on Form 10-K.

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
4(x	)
Amendment No. 10, dated December 26, 2001, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001, and is incorporated herein by reference.
4(y	)
Waiver and Agreement, dated as of October 25, 2002 to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and JP MorganChase Bank, as administrative agent, which was filed as Exhibit 99 to the Company's current report on Form 8-K which was filed on December 6, 2002 and is incorporated herein by reference.
4(z	)
Amendment No. 11 and Waiver, dated January 1, 2003, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and JP MorganChase Bank, as administrative agent, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K which was filed on January 6, 2003 and is incorporated herein by reference.
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
Letter Agreement, dated March 2, 1999, between the Company and Clifford W. Donnelly, Executive Vice President of the Company, which was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and is incorporated herein by reference.
*10(s	)
Letter Agreement, dated June 4, 1999, between the Company and Mark S. Demilio, Executive Vice President of the Company, which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and is incorporated herein by reference.
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
Magellan Health Services, Inc. — 2000 Employee Stock Purchase Plan, which was filed as Exhibit 10(ae) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, and is incorporated herein by reference.
10(af	)
Magellan Health Services, Inc. — 2000 Long-Term Incentive Compensation Plan, which was filed as Exhibit 10(af) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and is incorporated herein by reference.

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
*10(ai	)
Employment Agreement, dated March 2, 2001 between the Company and Henry T. Harbin, M.D., Chairman of the Board, Chief Executive Officer and Director of the Company, which was filed as Exhibit 10(ag) to the Company's Registration Statement on Form S-4, which was filed on August 1, 2001, and is incorporated herein by reference.
*10(aj	)
Employment Agreement, dated June 18, 2001 between the Company and Daniel S. Messina, President, Chief Operating Officer and Director of the Company, which was filed as Exhibit 10(af) to the Company's Registration Statement on Form S-4, which was filed on August 1, 2001, and is incorporated herein by reference.
*#10(ak	)	Employment Agreement, dated October 1, 2002 between the Company and Henry T. Harbin, M.D., Chairman of the Board of the Company.
*#10(am	)	Employment Agreement, dated April 15, 2002 between the Company and Jay J. Levin, Executive Vice President and Chief Operating Officer of the Company.
#10(an	)	Amendment No. 1 to the Magellan Health Services, Inc. — 2000 Long-Term Incentive Compensation Plan.
#10(ao	)	Amendment No. 2 to the Magellan Health Services, Inc. — 2000 Long-Term Incentive Compensation Plan.
#10(ap	)	Amendment No. 1 to the Magellan Health Services, Inc. — 2000 Employee Stock Purchase Plan.
*#10(aq	)	Amendment No. 1 to employment agreement dated June 18, 2001 between the Company and Daniel S. Messina, President, Chief Executive Officer and Director of the Company.
*#10(ar	)	Severance Agreement, dated October 31, 2002 between the Company and Daniel S. Messina, Director of the Company.
*#10(as	)	Employment Agreement, dated October 14, 2002 between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company.
*#10(at	)	Employment Agreement, dated October 1, 2002 between the Company and Megan M. Arthur, Executive Vice President and General Counsel of the Company.
*#10(au	)	Engagement Letter, dated December 3, 2002, between and among the Company, Healthcare Partners, Inc., Steven J. Shulman, Chief Executive Officer of the Company, and Dr. Rene Lerer.
16
Letter regarding change in the Company's certifying accountant dated May 24, 2002, which was filed as Exhibit 16 to the Company's current report on Form 8-K, which was filed on May 24, 2002 and is incorporated herein by reference.

#21	List of subsidiaries of the Company.
#23	Consent of Ernst & Young LLP.

*
Constitutes a management contract or compensatory plan arrangement.

#
Filed herewith.

(b) Reports on Form 8-K:

Date of Report	Item Reported and Description	Financial Statement as filed
August 14, 2002	Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Related to Exchange Act Filings	no

(c) Exhibits Required by Item 601 of Regulation S-K:

        Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(d) Financial statements and schedules required by Regulation S-X Item 14(d):

  (1)
  The unaudited consolidated financial statements of Choice Behavioral Health Partnership ("Choice"), for the ten months ended October 31, 2002, will be filed in an amendment to this Form 10-K no later than February 28, 2003.

  (2)
  Not applicable.

  (3)
  Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: January 14, 2003	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: January 14, 2003	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. SHULMAN Steven J. Shulman	Chief Executive Officer	January 14, 2003
/s/ HENRY T. HARBIN Henry T. Harbin	Chairman of the Board of Directors	January 14, 2003
/s/ DANIEL S. MESSINA Daniel S. Messina	Director	January 14, 2003
/s/ DAVID BONDERMAN David Bonderman	Director	January 14, 2003
/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director	January 14, 2003
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Director	January 14, 2003
/s/ GERALD L. MCMANIS Gerald L. McManis	Director	January 14, 2003
/s/ ROBERT W. MILLER Robert W. Miller	Director	January 14, 2003
/s/ JAMES B. WILLIAMS James B. Williams	Director	January 14, 2003

CERTIFICATIONS

        I, Steven J. Shulman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Magellan Health Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	January 14, 2003	/s/ STEVEN J. SHULMAN Name: Steven J. Shulman Title: Chief Executive Officer

CERTIFICATIONS

        I, Mark S. Demilio, certify that:

        1.    I have reviewed this annual report on Form 10-K of Magellan Health Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	January 14, 2003	/s/ MARK S. DEMILIO Name: Mark S. Demilio Title: Chief Financial Officer

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

        The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

Page(s)
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Reports of independent auditors	F-2, F-3
Consolidated balance sheets as of September 30, 2001 and 2002	F-4
Consolidated statements of operations for the fiscal years ended September 30, 2000, 2001 and 2002	F-5
Consolidated statements of changes in stockholders' equity for the fiscal years ended September 30, 2000, 2001 and 2002	F-6
Consolidated statements of cash flows for the fiscal years ended September 30, 2000, 2001 and 2002	F-7
Notes to consolidated financial statements	F-8

        The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

Page
Schedule II — Valuation and qualifying accounts	S-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted. The following financial statements of unconsolidated subsidiaries of the registrant are submitted herewith in response to Item 14(d)(1):

Choice Behavioral Health Partnership

        The unaudited consolidated financial statements of Choice Behavioral Health Partnership ("Choice"), for the ten month period ended October 31, 2002, will be filed in an amendment to this Form 10-K no later than February 28, 2003.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheet of Magellan Health Services, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2002 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Health Services, Inc. and subsidiaries at September 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Magellan Health Services, Inc. will continue as a going concern. As more fully described in Note 1, the Company has violated certain financial covenants on its debt obligations and is facing pending liquidity shortfalls. The Company is pursuing a restructuring of its debt and certain other obligations and may file for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," which resulted in the Company changing the method in which it accounts for goodwill.

                      /s/ Ernst & Young LLP

Baltimore, Maryland
January 13, 2003

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$28,216	$46,013
Accounts receivable, less allowance for doubtful accounts of $6,357 at September 30, 2001 and $3,056 at September 30, 2002	103,642	95,124
Restricted cash and investments	122,448	124,740
Refundable income taxes	1,741	2,095
Other current assets	17,964	15,758

Total Current Assets	274,011	283,730
Property and equipment, net	94,322	86,773
Deferred income taxes, net	81,558	—
Investments in unconsolidated subsidiaries	10,899	13,220
Other long-term assets	53,522	44,398
Goodwill	1,033,329	502,334
Intangible assets, net	119,064	73,625

	$1,666,705	$1,004,080

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$23,765	$19,178
Accrued liabilities	193,243	233,813
Medical claims payable	209,214	201,763
Current maturities of long-term debt and capital lease obligations	4,063	1,039,658

Total Current Liabilities	430,285	1,494,412

Long-term debt and capital lease obligations	1,002,293	9,696

Deferred credits and other long-term liabilities	8,694	2,311

Minority interest	563	641

Commitments and Contingencies
Redeemable preferred stock	62,682	67,692

Stockholders' Equity (Deficit):
Preferred stock, without par value Authorized—9,793 shares at September 30, 2001 and September 30, 2002 Issued and outstanding—none	—	—
Common stock, par value $.25 per share Authorized—80,000 shares Issued 36,953 shares and outstanding 34,664 shares at September 30, 2001 and issued 37,428 shares and outstanding 35,139 shares at September 30, 2002	9,238	9,356
Other Stockholders' Equity (Deficit):
Additional paid-in capital	358,273	354,097
Accumulated deficit	(185,803)	(914,866)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2001 and September 30, 2002	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(261)	—

Total Stockholders' Equity (Deficit)	162,188	(570,672)

	$1,666,705	$1,004,080

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2000	2001	2002
Net revenue	$1,640,933	$1,755,512	$1,753,058

Costs and expenses:
Salaries, cost of care and other operating expenses	1,442,082	1,557,042	1,585,314
Equity in earnings of unconsolidated subsidiaries	(9,792)	(36,566)	(13,006)
Depreciation and amortization	68,261	68,294	47,558
Interest, net	97,286	100,302	92,231
Goodwill impairment charges	—	—	415,880
Special charges	25,398	3,340	15,729

	1,623,235	1,692,412	2,143,706

Income (loss) from continuing operations before income taxes and minority interest	17,698	63,100	(390,648)
Provision for income taxes	8,994	33,732	151,609

Income (loss) from continuing operations before minority interest	8,704	29,368	(542,257)
Minority interest	114	78	47

Income (loss) from continuing operations	8,590	29,290	(542,304)

Discontinued operations:
Income (loss) from discontinued operations (1)	(56,736)	4,624	4,894
Loss on disposal of discontinued operations (2)	(17,662)	(9,359)	(92)

	(74,398)	(4,735)	4,802

Income (loss) before cumulative effect of change in accounting principle	(65,808)	24,555	(537,502)
Cumulative effect of change in accounting principle, net of income tax benefit of $16,249 in fiscal 2002 (Note 2)	—	—	(191,561)

Net income (loss)	(65,808)	24,555	(729,063)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	3,802	5,049	5,197

Income (loss) available to common stockholders	(69,610)	19,506	(734,260)
Other comprehensive loss	(102)	(68)	—

Comprehensive income (loss)	$(69,712)	$19,438	$(734,260)

Weighted average number of common shares outstanding—basic	32,144	33,448	34,854

Weighted average number of common shares outstanding—diluted	32,386	34,935	34,854

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.15	$0.72	$(15.71)

Income (loss) from discontinued operations	$(2.32)	$(0.14)	$0.14

Cumulative effect of change in accounting principle	$—	$—	$(5.50)

Net income (loss)	$(2.17)	$0.58	$(21.07)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.15	$0.69	$(15.71)

Income (loss) from discontinued operations	$(2.30)	$(0.13)	$0.14

Cumulative effect of change in accounting principle	$—	$—	$(5.50)

Net income (loss)	$(2.15)	$0.56	$(21.07)

(1)
Net of income tax provision (benefit) of $(27,577), $2,921 and $2,635 for fiscal 2000, 2001 and 2002, respectively.
(2)
Net of income tax provision (benefit) of $(9,224), $10,781 and $(49) for fiscal 2000, 2001 and 2002, respectively.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Fiscal Year Ended September 30,
	2000	2001	2002
Common Stock:
Balance, beginning of period	$8,566	$8,733	$9,238
Exercise of options and warrants	167	505	118

Balance, end of period	8,733	9,238	9,356

Additional paid-in capital:
Balance, beginning of period	352,030	349,541	358,273
Stock option expense	—	636	—
Exercise of options and warrants	1,313	7,980	1,185
Tax benefit on exercise of stock options	—	4,799	—
Preferred dividend requirement and amortization of redeemable preferred stock issuance cost	(3,802)	(5,049)	(5,197)
Other	—	366	(164)

Balance, end of period	349,541	358,273	354,097

Accumulated deficit:
Balance, beginning of period	(144,550)	(210,358)	(185,803)
Net income (loss)	(65,808)	24,555	(729,063)

Balance, end of period	(210,358)	(185,803)	(914,866)

Warrants outstanding:
Balance, beginning and end of period	25,050	25,050	25,050

Common stock in treasury:
Balance, beginning and end of period	(44,309)	(44,309)	(44,309)

Cumulative foreign currency adjustments included in other comprehensive income:
Balance, beginning of period	(91)	(193)	(261)

Components of other comprehensive loss:
Unrealized foreign currency translation loss	(171)	(113)	—
Benefit from income taxes	(69)	(45)	—
Other	—	—	261

Other comprehensive income (loss)	(102)	(68)	—

Balance, end of period	(193)	(261)	—

Total Stockholders' Equity (Deficit)	$128,464	$162,188	$(570,672)

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2000	2001	2002
Cash Flows From Operating Activities:
Net income (loss)	$(65,808)	$24,555	$(729,063)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of assets	(2,442)	1,918	(1,262)
Depreciation and amortization	79,244	70,277	47,558
Impairment of long-lived assets	91,015	—	—
Goodwill impairment charges	—	—	415,880
Cumulative effect of change in accounting principle	—	—	191,561
Equity in earnings of unconsolidated subsidiaries	(9,792)	(36,566)	(13,006)
Stock option expense	—	636	—
Non-cash interest expense	4,376	11,718	5,424
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	63,057	(6,881)	3,156
Restricted cash and investments	(899)	(4,725)	(2,291)
Distributions received from unconsolidated subsidiaries	14,324	38,353	10,685
Income taxes payable and deferred income taxes	(31,089)	45,042	153,731
Other assets	(8,246)	2,754	4,980
Accounts payable and accrued liabilities	(37,081)	(37,739)	(20,796)
Medical claims payable	19,767	(11,310)	(2,088)
Other liabilities	(8,361)	(13,402)	257
Minority interest, net of dividends paid	(1,010)	130	78
Other	(180)	926	1,856

Total adjustments	172,683	61,131	795,723

Net cash provided by operating activities	106,875	85,686	66,660

Cash Flows From Investing Activities:
Capital expenditures	(36,924)	(34,709)	(27,596)
Acquisitions and investments in businesses, net of cash acquired	(68,597)	(87,731)	(63,731)
Increase in assets restricted for settlement of unpaid claims and other long- term liabilities	(214)	—	—
Proceeds from sale of assets	3,300	110,551	3,500

Net cash used in investing activities	(102,435)	(11,889)	(87,827)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(110,260)	(458,221)	(65,840)
Proceeds from issuance of long-term debt, net of issuance costs	59,642	356,648	105,000
Proceeds from issuance of redeemable preferred stock, net of issuance costs	54,765	—	—
Credit agreement amendment fees and other	—	—	(1,499)
Proceeds from exercise of stock options and warrants	1,480	8,485	1,303

Net cash provided (used in) by financing activities	5,627	(93,088)	38,964

Net increase (decrease) in cash and cash equivalents	10,067	(19,291)	17,797
Cash and cash equivalents at beginning of period	37,440	47,507	28,216

Cash and cash equivalents at end of period	$47,507	$28,216	$46,013

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1. Company Overview

  Basis of Presentation

        The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, ("Magellan" or the "Company") include the accounts of the Company and its subsidiaries. The Company's principal offices and operations are in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Financial Restructuring

        In light of its current market conditions and its operating results for 2002, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meets its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), to pay scheduled interest and make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described below, unless certain waivers under the Credit Agreement are extended beyond January 15, 2003, certain events of default will exist that could result in acceleration of the obligations thereunder and, as a result of cross-acceleration rights, acceleration of the Company's other indebtedness.

        The Company has retained Gleacher Partners, LLC ("Gleacher") as its financial advisor to assist it in its efforts to restructure its debt. The Company is currently in discussions with its lenders (the "Lenders") under the Credit Agreement and members of an ad hoc committee (the "Ad Hoc Committee") formed by the holders of its 9.375% Senior Notes due 2007 (the "Senior Notes") and 9.0% Series A Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Lenders and the Ad Hoc Committee have each retained separate financial and legal advisors to assist them in the restructuring process.

        The Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed financial restructuring. The proposed financial restructuring set forth in the term sheet contemplates an exchange of the Subordinated Notes for substantially all of the equity of the Company, a reinstatement of the Senior Notes with modification of certain interest payments from cash to additional Senior Notes, reinstatement of the obligations under the Credit Agreement with modified amortization payments, and a modification of the Company's contingent purchase price obligations to Aetna Inc. ("Aetna") and an extension of the Company's customer contract with Aetna which currently expires December 31, 2003. The term sheet also contemplates that the proposed financial restructuring will be effected through commencement of a chapter 11 case under the U.S. Bankruptcy Code and the subsequent consummation of a plan of reorganization. Although the term sheet is based on conversations with the relevant constituencies, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

        There can be no assurances that the Lenders, the holders of Senior Notes or Subordinated Notes or Aetna will agree to a restructuring of the Company's debt in a manner that will permit the Company to satisfy its foreseeable financial obligations. If a plan of restructuring satisfactory to the Company and its creditors cannot be effected, the Company may need to seek protection under the U.S. Bankruptcy Code.

  Credit Agreement Waivers

        In the fourth quarter of fiscal 2002, the Company announced that it most likely would not meet, as of September 30, 2002, one or more of its financial covenants set forth in the Credit Agreement. On October 25, 2002, the Company entered into an agreement pursuant to which the Lenders granted the Company a waiver (the "October Waiver") through December 31, 2002 of any event of default that may exist as a result of the failure of the Company to comply with any of the financial covenant requirements for the fiscal quarter ended September 30, 2002. Under the October Waiver, the interest rates and commitment fees increased by 0.5 percent. In addition, the Company's ability to incur additional indebtedness under the Credit Agreement is limited to circumstances under which the Company otherwise does not have available unrestricted cash and in no event can such additional indebtedness total more than $20 million during the term (or the amount of availability, whichever is less).

        On January 1, 2003, the Company entered into an amendment and waiver (the "January Waiver"), which extended the agreements provided for in the October Waiver and which also provided for a waiver of any events of default with respect to financial covenants for the quarter ended December 31, 2002 through the new waiver expiration of January 15, 2003. In addition, the January Waiver amended the Credit Agreement such that the London inter-bank offer rate ("LIBOR") option will no longer be available to the Company for any loans which are incurred or roll over after January 1, 2003. The Company's interest expense under the Credit Agreement will increase, as interest on such loans will now be based on the prime rate plus the applicable spread rather than LIBOR rates plus the applicable spread, which have historically been lower. As it continues to pursue a financial restructuring plan, the Company will seek to obtain further waivers of defaults with respect to financial covenants under the Credit Agreement. The Company can give no assurance that such further waivers will be obtained.

        Absent the January Waiver and the October Waiver, there would exist events of default with respect to two financial covenants under the Credit Agreement as of September 30, 2002, which would have prevented the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder. In addition, such events of default would give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). Any such acceleration of obligations under the Credit Agreement would give the holders of the Senior Notes and the holders of the Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively, and to exercise their remedies thereunder.

        Similarly, if the January Waiver is not extended beyond January 15, 2003, there will exist events of default with respect to certain of the financial covenants under the Credit Agreements, which will prevent the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder; such events of default would give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders); and any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively, and to exercise their remedies thereunder. Consequently, if the January Waiver is not extended beyond January 15, 2003, the Company may need to seek protection under the U.S. Bankruptcy Code.

        If the proposed restructuring is completed and implemented through a chapter 11 bankruptcy proceeding, the Company will be subject to the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under this guidance, the Company may be required to implement "fresh start" reporting, among other provisions, upon its planned emergence from bankruptcy, which would establish a new basis of accounting for the reorganized company. The potential impact of SOP 90-7 on the Company's consolidated financial statements cannot be determined at this time.

  Going Concern

        The Company's liquidity and financial covenant issues as discussed above raise substantial doubt about the Company's ability to continue as a going concern. Although the Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed restructuring, there can be no assurance that the Company will be able to successfully complete a restructuring of its capital structure. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of a restructuring on satisfactory terms, retention of customers, behavioral health providers and employees, and the Company's continued ability to provide high quality services. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

  Segments

        The Company operates in the managed behavioral healthcare business, which it has divided into four reporting segments based on the types of services it provides and customers that it serves. The four segments of the Company are as follows: (i) Workplace Group ("Workplace"); (ii) Health Plan Solutions Group ("Health Plans"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. See Note 15—"Business Segment Information" for a summary of the segment operating results for fiscal years 2000-2002.

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. As discussed in Note 4—"Discontinued Operations", the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the accompanying consolidated financial statements as discontinued operations for all periods presented.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, (among other things), accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and other intangible assets, medical claims payable and legal liabilities. Actual results could differ from those estimates.

  Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2000, 2001 and 2002 approximated $1,439.6 million, $1,540.7 million and $1,537.9 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $7.8 million, $22.7 million and $13.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $19.4 million, $39.3 million and $31.2 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $33.0 million, $61.5 million and $48.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        The Company receives fixed fees for the management of TRICARE services, which are subject to certain bid-price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and actual healthcare utilization from the data collection period, as defined. The Company has information to record reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $3.8 million and estimated receivables of $1.0 million as of September 30, 2001 and September 30, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues.

  Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of September 30, 2001 and 2002. The Company's assessment under SFAS 121 also included goodwill prior to adoption of SFAS 142 on October 1, 2001, as defined and discussed below. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, in the event the proposed financial restructuring, discussed in Note 1—"Company Overview", is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, the Company may be required to apply "fresh start" reporting under which its assets and liabilities would be recorded at their then fair values. This could result in a significant write-down of the Company's remaining long-lived assets.

  Significant Customers

        Net revenues from two of the Company's customers each exceeded 10% of consolidated net revenues in each of the fiscal years 2000, 2001 and 2002.

        Net revenue from Aetna approximated $283.7 million, $315.6 million and $250.3 million for fiscal 2000, 2001 and 2002, respectively. The decline in Aetna revenue of approximately $65.3 million from fiscal 2001 to fiscal 2002 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during fiscal 2002 in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be further reduced through the first calendar quarter of 2003. The Company is not fully aware of which members Aetna anticipates will terminate in the future, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of the membership reduction. This contract expires December 31, 2003.

        Both the Company and Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively, and such contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Fiscal 2002 revenues from the Pennsylvania Counties in the aggregate totaled $181.9 million, or 10.4% of consolidated net revenue. The percentage of revenues from the Pennsylvania Counties in the aggregate did not exceed 10% of consolidated net revenue in either of fiscal 2000 or 2001.

  Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company recorded significant additional valuation allowances on deferred tax assets in fiscal 2002, as discussed in Note 9—"Income Taxes."

  Advertising Costs

        Advertising costs consist primarily of radio and television air time and printed media services, which are expensed as incurred. Advertising expense for continuing operations was approximately $2.9 million in each of the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

  Interest, Net

        The Company records interest expense net of interest income. Interest income for the fiscal years ended September 30, 2000, 2001 and 2002 was approximately $9.4 million, $10.1 million and $5.4 million, respectively.

  Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments.

  Restricted Cash and Investments

        Restricted cash and investments at September 30, 2001 and 2002 include approximately $122.4 million and $124.7 million, respectively, that is held for the payment of claims under the terms of certain managed behavioral care contracts and for regulatory purposes related to the payment of claims in certain jurisdictions.

  Concentration of Credit Risk

        Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses. As of September 30, 2002, 10.1% of net accounts receivable represents amounts due to the Company from one customer.

        The Company holds a $10.0 million note receivable in connection with the sale of Mentor in March 2001. This note receivable is included in other long-term assets in the accompanying consolidated balance sheets. See Note 4—"Discontinued Operations".

  Property and Equipment

        Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use." Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $29.8 million, $28.2 million and $37.2 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively. Depreciation expense for discontinued operations was $6.9 million, $1.2 million and $0.0 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

        Property and equipment, net, consisted of the following at September 30, 2001 and 2002 (in thousands):

	September 30,
	2001	2002
Land	$114	$114
Buildings and improvements	7,416	7,168
Equipment	108,227	125,171
Capitalized internal-use software	71,388	81,572

	187,145	214,025
Accumulated depreciation	(92,823)	(127,252)

Property and equipment, net	$94,322	$86,773

        In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced, as of April 1, 2002, the remaining useful lives of certain other information systems to periods ranging from 12-24 months. The net book value of assets affected by these changes in useful lives at September 30, 2002 was $11.3 million.

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for fiscal 2002 by $5.7 million, and to increase net loss for the year by $3.4 million or $0.10 per diluted share.

  Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. The Company's goodwill was approximately $1,033.3 million and $502.3 million at September 30, 2001 and 2002, respectively. In the first quarter of fiscal 2002, the Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's consolidated statement of operations. The Company proceeded with the annual impairment test, which is the comparison of the adjusted recorded goodwill balance at September 1, 2002 to the estimated fair value of the goodwill. The Company selected September 1 as its annual measurement date under SFAS 142. During the fourth fiscal quarter of 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units. The annual impairment charge is presented in the Company's fiscal 2002 consolidated statement of operations as "Goodwill impairment charges", a component of income from continuing operations.

        Additionally, the Company reclassified $1.7 million of workforce intangible assets to goodwill as part of adopting SFAS 142. The Company also identified $33.4 million associated with a portion of the contingent purchase price payments related to the acquisition of Human Affairs International, Incorporated ("HAI") which was previously capitalized as intangible assets and should have been capitalized as goodwill. The classification of the latter of these amounts did not have a material impact on any reporting period.

        The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows (in thousands):

	Health Plans	Workplace	Public	Total
Balance as of September 30, 2001	$713,902	$261,004	$58,423	$1,033,329
Net intangibles reclassified to goodwill	34,364	620	119	35,103
HAI contingent purchase price (Note 3)	60,000	—	—	60,000
Cumulative effect of change in accounting principle, before taxes	—	(207,810)	—	(207,810)
Fiscal 2002 impairment losses	(335,125)	(46,740)	(34,015)	(415,880)
Other changes	—	—	(2,408)	(2,408)

Balance as of September 30, 2002	$473,141	$7,074	$22,119	$502,334

        Adoption of SFAS 142 resulted in the Company not recording approximately $31.1 million of amortization expense during fiscal 2002. Had the Company adopted SFAS 142 effective October 1, 1999, the Company would not have recorded approximately $28.8 million and $30.2 million of amortization expense in continuing operations and $3.2 million and $0.7 million of amortization expense in discontinued operations during fiscal years 2000 and 2001, respectively. The following table summarizes the proforma effects on fiscal years 2000 and 2001 had SFAS 142 been adopted October 1, 1999.

	Fiscal Year Ended September 30, 2000		Fiscal Year Ended September 30, 2001
	Reported	Proforma	Reported	Proforma
Income from continuing operations	$8,590	$34,776	$29,290	$56,021
Net income (loss)	$(65,808)	$(37,111)	$24,555	$51,772
Income from continuing operations—per diluted share	$0.15	$0.96	$0.69	$1.36
Net income (loss)—per diluted share	$(2.15)	$(1.26)	$0.56	$1.26

Intangible Assets

        Intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. The following is a summary of acquired intangibles, the estimated useful life and the net book value at September 30, 2002 (in thousands):

Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	9 to 30 years	$111,726	$(44,135)	$67,591
Provider networks	30 years	6,210	(978)	5,232
Trademarks and copyrights	8 years	3,984	(3,182)	802

		$121,920	$(48,295)	$73,625

        Amortization expense for continuing operations was $9.7 million, $9.9 million and $10.3 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively. Amortization expense for discontinued operations was $0.8 million for the fiscal year ended September 30, 2000. The Company estimates amortization expense for continuing operations will be $12.4 million, $11.6 million, $11.6 million, $11.6 million and $4.8 million for the fiscal years ending September 30, 2003, 2004, 2005, 2006 and 2007, respectively.

        Deferred financing costs, which were previously classified as intangible assets, have been reclassified by the Company into other long-term assets at September 30, 2001 and September 30, 2002.

        In fiscal 2000, under SFAS 121, the Company recorded impairment losses on goodwill (prior to adoption of SFAS 142), intangible assets and other long-lived assets of $15.8 million for continuing operations and $75.2 million for discontinued operations. See Note 4—"Discontinued Operations" and Note 11—"Managed Care Integration Costs and Special Charges".

  Medical Claims Payable

        Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

  Foreign Currency

        Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

  Net Income (Loss) Per Common Share

        Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. See Note 7—"Stockholders' Equity".

  Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which established new financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB 25 are required to make pro forma disclosures of net income and income per common share as if the provisions of SFAS 123 had been applied. The Company has adopted SFAS 123 on a pro forma disclosure basis. The Company continues to account for stock-based compensation under APB 25. See Note 7—"Stockholders' Equity".

  Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amounts for the Company's financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities. The fair value of long-term debt is based on quoted market prices, as discussed in Note 6—"Long-Term Debt and Capital Lease Obligations."

  Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently accounts for all exit or disposal activities under EITF No. 94-3. While this standard will have no impact on amounts previously recorded under EITF 94-3, it would change how the Company records restructuring charges in the future.

        In April 2002, the FASB issued SFAS No. 145 "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds and amends other existing authoritative pronouncements. The Company adopted this accounting standard in the fourth quarter of fiscal 2002, and as a result, has reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to "Interest expense, net" and "Provision for income taxes" in the Company's audited consolidated financial statements. Interest expense, net increased by $6.6 million (the net amount of deferred loan costs written off by the Company) and provision for income taxes decreased by $2.6 million from the amounts originally reported in fiscal 2001 by the Company. See Note 6—"Long-Term Debt and Capital Lease Obligations" for further discussion.

        In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this standard on October 1, 2002, and it is not expected to have a material financial impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS 142. The Company early adopted this accounting standard in the first quarter of fiscal 2002, as permitted. See "—Goodwill" for a description of SFAS 142 and the impact of its implementation to the Company.

  Reclassifications

        Certain prior year amounts have been reclassified from the Company's previously filed Form 10-K/A for the three years ended September 30, 2001 in order to conform to the Company's current presentation.

3. Acquisitions and Joint Ventures

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

        HAI Acquisition.    On December 4, 1997, the Company consummated the purchase of HAI from Aetna, for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other managed behavioral healthcare plans. In addition, the Company agreed to make additional contingent payments of up to $60.0 million annually to Aetna through 2003 in the event certain targets were achieved with respect to the number of HAI's covered lives in specified products. The Company has made additional purchase price payments totaling $240.0 million through September 30, 2002. The final payment of $60.0 million was accrued in June 2002 and is due in the second quarter of fiscal 2003. These additional purchase price payments have been recorded as goodwill by the Company.

        The Company paid $60.0 million to Aetna for each of the Contract Years ended December 31, 1998, 1999, 2000 and 2001. The Company paid the Year 2, Year 3 and Year 4 obligations during the second quarters of fiscal 2000, 2001 and 2002, respectively. The Contract Year 4 and Year 5 liabilities of $60.0 million and $60.0 million, respectively, are included in "Accrued liabilities" in the Company's consolidated balance sheets as of September 30, 2001 and 2002. See Note 10—"Accrued Liabilities" set forth elsewhere herein.

  Joint Ventures

        As of September 30, 2002, the Company was a 50 percent partner in Choice Behavioral Health Partnership ("Choice"), a general partnership, with Value Options, Inc. Choice is a managed behavioral healthcare company which derives all of its revenues from a subcontract with a health plan that contracts with TRICARE. The original term of the contract was for the 12 month option period ended June 30, 1997, with an additional option period available for contract extensions at the discretion of TRICARE. The fifth option period extended through June 30, 2001; however, during 2000 Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2003. The Company accounts for its investment in Choice using the equity method.

        A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 2001	September 30, 2002
Current assets	$28,516	$17,207
Property and equipment, net	143	111

Total assets	$28,659	$17,318

Current liabilities	$26,694	$14,109
Other liabilities	2,082	—
Partners' capital	(117)	3,209

Total liabilities and partners' capital	$28,659	$17,318

Company investment in Choice	$(59)	$1,605

	Fiscal Year Ended September 30, 2000	Fiscal Year Ended September 30, 2001	Fiscal Year Ended September 30, 2002
Net revenue	$56,349	$106,863	$63,481
Operating expenses	32,141	34,088	41,027

Net income	$24,208	$72,775	$22,454

Company equity income	$12,104	$36,388	$11,227
Cash distributions from Choice	$14,137	$37,978	$9,563

        Choice's subcontract with respect to TRICARE has similar provisions as the Company's TRICARE arrangements and Choice's accounting policies for its TRICARE subcontract are the same as those described for the Company (See Note 2—"Summary of Significant Accounting Policies"). During the second quarter of fiscal 2001, Choice and its contractor agreed to a settlement of a joint appeal regarding incorrect data provided and contractual issues related to the initial bidding process, resulting in Choice receiving approximately $50.0 million. As a result, net revenue for Choice for the fiscal year ended 2001 includes $45.2 million related to the settlement of this contingent claim and the Company's equity in earnings of Choice benefited by 50% of such settlement revenue. Approximately $2.1 million of the $50.0 million settlement is recorded as deferred revenue at September 30, 2002 and will be fully recognized by June 2003, based on the terms of the settlement.

        Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150.0 thousand per month for the extension period up to a maximum of twelve months.

        Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2001 and 2002 was $5.6 million and $3.1 million, respectively. The Company's equity in loss of Premier for fiscal 2000, 2001 and 2002 was $(4.0) million, $(2.5) million and $(2.5) million, respectively. The Company has not received a partnership distribution from Premier in fiscal years 2000, 2001 and 2002. In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to the Company for up to six months. In December 2002, Premier signed a contract amendment to extend the Premier contract through February 28, 2003 with four potential one-month extensions through June 30, 2003. It is uncertain as to what will happen to the Premier membership after this contract amendment expires; however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the TennCare program. The Company's direct contract with the State of Tennessee executed in May 2002 is otherwise not materially affected by the changes with the Premier contract.

        The Company owns a 37.1 percent interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001 and September 30, 2002 was $5.3 million and $8.5 million, respectively. The Company's equity in earnings of Royal for the fiscal years ended September 30, 2000, 2001 and 2002 was $1.9 million, $2.6 million and $4.3 million, respectively. The Company received $0.2 million, $0.4 million and $1.1 million in partnership distributions from Royal for the fiscal years ended September 30, 2000, 2001 and 2002, respectively. The Company's equity in income from Royal for the fiscal year ended September 30, 2002 includes a favorable $0.7 million retroactive adjustment associated with a change in the operating agreement for Royal.

4. Discontinued Operations

Healthcare Provider and Franchising Segments

        During fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities ("Crescent") for $417.2 million in cash and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50 percent ownership of CBHS; the other 50 percent ownership interest of CBHS was owned by COI.

4. Discontinued Operations (Continued)

        The Company used the proceeds from the Crescent Transactions to reduce its long-term debt and acquire certain managed healthcare businesses.

        On September 10, 1999, the Company transferred certain assets and other interests and forgave certain receivables pursuant to an agreement with Crescent, COI and CBHS that effected the Company's exit from its healthcare provider and healthcare franchising businesses (the "CBHS Transactions").

        The CBHS Transactions, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999 (the measurement date), represented the disposal of the Company's healthcare provider and healthcare franchising business segments.

        On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The agreement was approved by the bankruptcy court in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of five hospital-based provider joint ventures ("Provider JVs") that was previously conveyed to CBHS; and (iii) the Company agreed to pay CBHS approximately $26 million over a 9 month period. The Company paid the final installment of $5.0 million to CBHS in January 2002. The Company has sold the assets and operations of three Provider JVs and ceased the operations of the other two Provider JVs.

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

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into by Allied and Vivra; however, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at September 30, 2002.

  Human Services Segment

        On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company's consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50.2 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility. See Note 6—"Long-Term Debt and Capital Lease Obligations".

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment, and the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Loss from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". All activity related to the healthcare provider and franchising segments are reflected as discontinued operations for fiscal 2000, 2001 and 2002. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations. The summarized results of the discontinued operations segments are as follows (in thousands):

	Fiscal Years Ended September 30,
	2000	2001	2002
Healthcare Provider and Healthcare Franchising Segments
Net revenue(1)	$—	$6,302	$12,587

Salaries, cost of care and other operating expenses	—	6,744	5,362
Depreciation and amortization	—	—	—
Special charges	—	—	—
Other expenses (income) (2) (3)	—	(2,899)	1,662

Income from discontinued operations	$—	$2,457	$5,563

Specialty Managed Healthcare
Net revenue	$128,229	$16,849	$—

Salaries, cost of care and other operating expenses	165,505	11,987	(304)
Depreciation and amortization	3,831	—	—
Special charges	58,173	—	—
Other expenses (income) (2) (3)	(16,397)	1,702	1,748

Income (loss) from discontinued operations	$(82,883)	$3,160	(1,444)

Human Services
Net revenue	$218,453	$91,654	$—

Salaries, cost of care and other operating expenses	196,334	86,546	—
Depreciation and amortization	7,152	1,983	—
Special charges	—	—	—
Other expenses (income) (2) (3)	6,482	13,477	(683)

Income (loss) from discontinued operations	$8,485	$(10,352)	$683

Discontinued Operations — Combined
Net revenue	$346,682	$114,805	$12,587

Salaries, cost of care and other operating expenses	361,839	105,277	5,058
Depreciation and amortization	10,983	1,983	—
Special charges	58,173	—	—
Other expenses (income) (2) (3)	(9,915)	12,280	2,727

Income (loss) from discontinued operations	$(74,398)	$(4,735)	$4,802

(1)
Amounts represent positive settlements of certain outstanding Medicare and Medicaid cost reports. Net revenue for the fiscal year ended September 30, 2002 also includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of approximately $5.2 million, before taxes.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes, minority interest and (income) loss from disposal of discontinued operations.

Gain on Disposal of Healthcare Provider and Franchising Segments

        The summary of the gain on disposal recorded in fiscal 2001 related to the Company's healthcare provider and healthcare franchising segments is as follows (in thousands):

Basis in Provider JVs	$10,831
Increase in estimated accrued liabilities	(6,267)
Other	(343)

Gain before income taxes	4,221
Income tax provision	(1,477)

$2,744

        The summary of the gain on disposal recorded in fiscal 2002 related to the Company's healthcare provider and healthcare franchising segments is as follows (in thousands):

Net proceeds from sale of Provider JV	$3,500
Less: Net book value of Investment in Provider JV	2,167

Gain before income taxes	1,333
Income tax provision	(466)

$867

        The remaining assets and liabilities of the provider business at September 30, 2001 include, among other things, (i) cash and cash equivalents of $1.8 million, (ii) hospital-based real estate of $3.4 million, (iii) long-term debt of $6.4 million related to the hospital-based real estate; (iv) net economic benefit of Provider JVs of $4.8 million and (v) accrued liabilities of $20.3 million.

        The remaining assets and liabilities of the healthcare provider business at September 30, 2002 include, among other things, (i) cash and cash equivalents of $0.9 million, (ii) restricted cash of $2.0 million, (iii) accounts receivable of $1.1 million, (iv) investment in Provider JVs of $2.5 million, (v) hospital-based real estate of $3.4 million, (vi) long-term debt of $6.4 million related to the hospital-based real estate and (v) accounts payable and accrued liabilities of $9.0 million. The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to its operating and business practices prior to June 17, 1997. See Note 13—"Commitments and Contingencies".

Loss on Disposal of Specialty Managed Healthcare Segment

        The summary of the loss on disposal recorded during fiscal 2000 related to the Company's specialty managed healthcare segment is as follows (in thousands):

Estimated leasehold obligations	$(5,051)
Change in recovery of long-lived assets	(17,058)
Other cost of disposal	(4,777)

Loss before income taxes	(26,886)
Income tax benefit	9,224

$(17,662)

        The summary of the loss on disposal recorded during fiscal 2002 related to the Company's specialty managed healthcare segment is as follows (in thousands):

Change in estimate of leasehold obligations	$(3,604)
Change in estimate of other reserves	1,079

Loss before income taxes	(2,525)
Income tax benefit	883

$(1,642)

        The remaining assets and liabilities of the specialty managed healthcare segment at September 30, 2001 include, among other things, (i) cash and accounts receivable of $1.3 million, (ii) medical claims payable of $0.2 million, (iii) reserve for discontinued operations of $3.6 million and (iv) accounts payable and accrued liabilities of $1.7 million.

        The remaining assets and liabilities of the specialty managed healthcare segment at September 30, 2002 include, among other things, (i) reserve for discontinued operations of $6.1 million and (ii) accounts payable and accrued liabilities of $0.4 million.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Balance September 30, 2001
Accrued losses	$3,531	$—	$(3,531)	$—
Lease exit costs	5,051	—	(1,409)	3,642

	$8,582	$—	$(4,940)	$3,642

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance September 30, 2002
Lease exit costs	$3,642	$3,604	$(1,140)	$6,106

Loss on Disposal of Human Services Segment

        The summary of the loss on disposal recorded during fiscal 2001 related to the disposal of the Company's human services segment is as follows (in thousands):

Net proceeds from sale(1)	$110,469
Less: Net book value of assets	113,269

Loss before taxes	(2,800)
Income tax provision(2)	(9,303)

$(12,103)

(1)
Net of certain assumed liabilities.

(2)
Amount includes provision for income taxes related to $26 million of goodwill which has no tax basis.

        The income on disposal of $0.7 million ($1.1 million, less tax provision of $0.4 million) recorded during fiscal 2002 represents a revision of estimated liabilities related to the sale of the Company's human services segment.

Special Charges Recorded in Discontinued Operations

        The Company recorded a charge of approximately $58.2 million in the quarter ended March 31, 2000, related to the impairment of certain of Allied's long-lived assets in accordance with SFAS 121. This amount included certain goodwill, certain property and equipment and identifiable intangible assets of Allied which, prior to the Vivra acquisition, was the principal component of the Company's specialty managed healthcare business segment. During the second quarter of fiscal 2000, Allied recorded significant losses associated primarily with the termination or restructuring of various customer contracts. These events and the resulting expectation of lower future earnings and cash flows from Allied represented a change in circumstances with respect to the business of Allied. At that time the Company estimated that the future undiscounted cash flows expected to be generated by Allied were insufficient to fully recover the recorded cost of the long-lived assets. The Company recorded the impairment charge to write these assets down to their estimated fair value.

5. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to voluntarily contribute up to 15 percent of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 3 percent of their compensation. Additionally, the Company can make a discretionary contribution of up to 2% of each eligible employee's compensation. The Company recognized $7.4 million, $4.1 million and $4.0 million of expense for the years ended September 30, 2000, 2001 and 2002 respectively, for the matching contribution to the 401(k) Plan.

6. Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2001 and 2002 is as follows (in thousands):

	September 30, 2001	September 30, 2002
Credit Agreement:
Revolving Facility (5.375% at September 30, 2002) due through 2004	$—	$45,000
Term Loan Facility (6.125% to 6.375% at September 30, 2002) due through 2006	119,115	116,127
9.375% Senior Notes due 2007	250,000	250,000
9.0% Senior Subordinated Notes due 2008	625,000	625,000
1.65% to 10.0% capital lease obligations due through 2014	12,241	13,227

	1,006,356	1,049,354

Less amounts due within one year	4,063	18,123
Less long-term amounts classified as current (see below)	—	1,021,535

	$1,002,293	$9,696

        See Note 1—"Company Overview" for discussion regarding the Company's failure to meet certain Credit Agreement covenants, as well as the October Waiver and the January Waiver received in relation to such covenant issue. As discussed in Note 1, the October Waiver and January Waiver also change certain interest rate provisions under the Credit Agreement, and contain restrictions regarding the Company's ability to incur additional indebtedness under the Revolving Facility. Failure to comply with such covenants without waiver would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements. All of the Company's long-term debt from the Credit Agreement, Senior Notes and Subordinated Notes has been classified as a current liability in the accompanying September 30, 2002 balance sheet due to the aforementioned covenant compliance issues. Although the Company has obtained waivers of such default through January 15, 2003, additional waivers have not been committed and cannot be assured past such date.

        Notwithstanding the classification of all long-term debt as current, the aggregate scheduled maturities of long-term debt and capital lease obligations during the next five fiscal years and beyond subsequent to September 30, 2002 are as follows (in thousands): 2003—$18,123; 2004—$95,049; 2005—$45,120, 2006—$9,662, 2007—$0 and 2008 and beyond—$881,400.

        The Senior Notes, which are carried at cost, had an estimated fair value of $254 million and $159 million at September 30, 2001 and 2002, respectively, based on market quotes. The Subordinated Notes, which are carried at cost, had an estimated fair value of approximately $571 million and $131 million at September 30, 2001 and 2002, respectively, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

        The Credit Agreement, as amended, provides for a Term Loan Facility in an original aggregate principal amount of $550 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan") and an approximately $183.4 million Tranche C Term Loan (the "Tranche C Term Loan"), and a Revolving Facility providing for revolving loans to the Company and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Letters of credit outstanding were $48.2 million at September 30, 2002.

        The Revolving Facility matures on February 12, 2004. The Tranche A Term Loan was repaid in full with proceeds from the issuance of the Senior Notes in fiscal 2001. The Tranche B Term Loan matures on February 12, 2005 and the Tranche C Term Loan matures on February 12, 2006. The Tranche B Term Loan amortizes in installments in amounts equal to $13.9 million in fiscal 2003, $34.3 million in fiscal 2004 and $9.9 million in fiscal 2005. The Tranche C Term Loan amortizes in installments in amounts equal to $0.7 million in fiscal 2003, $13.9 million in fiscal 2004, $33.8 million in fiscal 2005 and $9.7 million in fiscal 2006. In addition, the Revolving Facility and Term Loan Facility are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to (a) a range of between 25% and 75%, depending on the Company's leverage ratio, of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (b) 50% for the sale of certain identified non-core assets and 100% of the net proceeds of certain other asset sales or other dispositions of the Company's property and its subsidiaries (except during the terms of the October Waiver and January Waiver, where it is 100% of all asset sales), (c) a range of between 25% and 75%, depending on the Company's leverage ratio, of the Company's excess cash flow (as defined) beginning September 30, 2001 and (d) 100% of the net proceeds of certain debt issues by the Company or any of its subsidiaries in each case subject to certain limited exceptions.

        The Credit Agreement, as amended, contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the indentures for the Senior Notes and the Subordinated Notes), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined), including minimum coverage ratios, maximum leverage ratios, and maximum senior debt ratios. Failure to comply with such covenants without waiver would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements.

        Through September 30, 2002, at the Company's election, the interest rates per annum applicable to the loans under the Credit Agreement, as amended, were a fluctuating rate of interest measured by reference to either (a) an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the JP Morgan Chase Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1%) plus a borrowing margin. Pursuant to the

October Waiver and the January Waiver, the borrowing margins applicable to loans under the Revolving Facility are 2.5% for ABR loans and 3.5% for LIBOR loans, and the borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan are 3.25% and 3.5%, respectively, for ABR loans and 4.25% and 4.5%, respectively, for LIBOR loans. The January Waiver amended the Credit Agreement such that the LIBOR interest rate option will no longer be available to the Company for any loans which are incurred or roll over after January 1, 2003. The Company's interest expense under the Credit Agreement will increase because interest on such loans will now be based on the ABR rate plus the applicable spread rather than LIBOR rates plus the applicable spread which have historically been lower. Amounts outstanding under the credit facilities not paid when due bear interest at a default rate equal to 2.5% above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility.

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

        In fiscal 2001, the Company issued $250.0 million of 9.375% Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250.0 million from the issuance and sale of the Senior Notes were used to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under Tranche A Term Loans, $75.2 million under Tranche B Term Loans, and $75.2 million under Tranche C Term Loans. The Company incurred $9.9 million of issuance costs associated with the issuance and sale of the Senior Notes. These costs were capitalized and the unamortized balance of these costs is included in other long-term assets in the accompanying consolidated balance sheets.

        The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not exchanged the Senior Notes by the required date and therefore is subject to penalty interest. Penalty interest is calculated at the rate of $0.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged. The Company incurred $1.9 million in penalty interest in fiscal 2002. The Senior Notes have not been exchanged for registered securities as of the date of filing of this Form 10-K.

        In connection with the issuance of the Senior Notes, the Company previously recognized a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during fiscal 2001, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities. As a result of the adoption of SFAS 145 in the fourth quarter of fiscal 2002, the Company has reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to "Interest expense, net" and "Provision for income taxes" in the Company's audited consolidated financial statements. Interest expense, net increased by $6.6 million (the net amount of deferred loan costs written off by the

Company) and provision for income taxes decreased by $2.6 million from the amounts originally reported in fiscal 2001 by the Company.

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

6. Long-Term Debt and Capital Lease Obligations (Continued)

        The Indentures for the Senior Notes and Subordinated Notes limit, among other things: (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries; (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its restricted subsidiaries and the redemption of certain subordinated obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens; and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indentures also prohibit certain restrictions on distributions from restricted subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.

7. Stockholders' Equity

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

        Summarized information relative to the Company's stock option plans is as follows:

	Fiscal Year Ended September 30,
	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	4,406,882	$10.15	5,379,105	$5.57	4,113,151	$4.95
Granted	2,309,742	3.77	1,129,410	3.35	570,000	$6.78
Canceled	(1,336,719)	16.32	(837,510)	6.36	(288,482)	$5.83
Exercised	(800)	4.19	(1,557,854)	4.95	(146,717)	$3.56

Balance, end of period	5,379,105	$5.57	4,113,151	$4.95	$4,247,952	$5.25

Exercisable, end of period	2,020,049	$7.37	2,272,958	$5.77	$2,818,989	$5.49

        At September 30, 2002, 770,287 shares were available for future grants under the terms of these plans.

Stock Options Outstanding

        Summarized information relative to the Company's stock options outstanding on September 30, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.31 - $8.00	3,210,277	7.29	$4.13	1,914,980	$4.08
$8.41	801,675	4.27	8.41	801,675	8.41
$8.50 - $12.04	236,000	8.09	9.91	102,334	9.12

	4,247,952	6.76	$5.25	2,818,989	$5.49

Employee Stock Purchase Plans

        The 2000 Employee Stock Purchase Plan (the "2000 ESPP"), as amended, covers 1.5 million shares of common stock that can be purchased by eligible employees of the Company. The 2000 ESPP offering periods will have a term not less than three months and not more than 12 months. The first offering period under the 2000 ESPP began January 1, 2000 and the last offering period will end on or before December 31, 2003. The purchase price of each offering period is the lesser of (i) 85% of the fair value of a share of common stock on the first day of the offering period or (ii) 85% of the fair value of a share of common stock on the last day of the offering period.

        A summary of the 2000 ESPP is as follows:

Offering Period	Began	Ended	Shares Purchased	Purchase Price
1	January 1, 2000	June 30, 2000	481,922	$1.0625
2	July 1, 2000	December 31, 2000	415,642	$1.0625
3	April 1, 2001	June 30, 2001	37,271	$7.8625
4	July 1, 2001	December 31, 2001	114,008	$5.3975
5	January 1, 2002	June 30, 2002	212,807	$0.8500
6	July 1, 2002	December 31, 2002	(1)	$0.1400

(1)
As of the date of filing this Form 10-K, the information necessary to determine the number of shares purchased was not available.

  Common Stock Warrants

        The Company issued 114,690 warrants in fiscal 1992 which expired on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's common stock. The 2002 Warrants had an exercise price of $5.24 per share. During fiscal 2001, 6,267 shares were issued upon the exercise of 2002 Warrants. No shares were issued during fiscal 2000 and 2002.

        The Company has 146,791 warrants outstanding with an exercise price of $38.70 per share which expire on September 1, 2006.

        Crescent and COI have the right to purchase 1,237,149 shares and 1,237,148 shares, respectively, of common stock, 2,474,297 shares in aggregate, (collectively, the "Crescent Warrants") at a warrant exercise price of $30.00 per share (subject to adjustment pursuant to anti-dilution provisions). The Crescent Warrants are exercisable at the following times and in the following amounts:

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

        The Crescent Warrants were recorded at $25.1 million upon issuance, which was their approximate fair value upon execution of the Warrant Purchase Agreement in January 1997.

Income (loss) per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of income per share from continuing operations (in thousands):

	Year Ended September 30,
	2000	2001	2002
Numerator:
Income (loss) from continuing operations	$8,590	$29,290	$(542,304)
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	3,802	5,049	5,197

Income (loss) from continuing operations available to common stockholders — basic	4,788	24,241	$(547,501)
Add: presumed conversion of redeemable preferred stock	—	—	—

Income (loss) from continuing operations available to common stockholders — diluted	$4,788	$24,241	$(547,501)

Denominator:
Weighted average common shares outstanding — basic	32,144	33,448	34,854
Common stock equivalents — stock options	242	847	—
Common stock equivalents — warrants	—	4	—
Common stock equivalents — redeemable preferred stock	—	553	—
Common stock equivalents — redeemable preferred stock option	—	83	—

Weighted average common shares outstanding — diluted	32,386	34,935	34,854

Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.15	$0.72	$(15.71)

Diluted (diluted numerator/diluted denominator)	$0.15	$0.69	$(15.71)

        Conversion of redeemable preferred stock was not presumed for fiscal 2000 and 2001 due to the anti-dilutive effect. Additionally, redemption of the TPG series "A" option ("Option"—see Note 8—"Redeemable Preferred Stock") was not presumed in each of fiscal 2000 and 2001 due to the anti-dilutive effect. The Option expired on August 19, 2002. Certain stock options and warrants which were outstanding during fiscal 2000 and 2001 were not included in the computation of diluted earnings per share because of the anti-dilutive effect. Because the Company has reported a loss from continuing operations in fiscal 2002, no common stock equivalents have been included in the computation of weighted average common shares outstanding for fiscal 2002. See Note 8—"Redeemable Preferred Stock" for further discussion of the redeemable preferred stock.

  Stock-Based Compensation

        The Company discloses stock-based compensation under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards.

        Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

	Fiscal Year Ended September 30,
	2000	2001	2002
Reported:
Income (loss) from continuing operations	$8,590	$29,290	$(542,304)
Net income (loss)	(65,808)	24,555	(729,063)
Income (loss) per common share—basic:
Income (loss) from continuing operations	0.15	0.72	(15.71)
Net income (loss)	(2.17)	0.58	(21.07)
Income (loss) per common share—diluted:
Income (loss) from continuing operations	0.15	0.69	(15.71)
Net income (loss)	(2.15)	0.56	(21.07)
Pro Forma:
Income (loss) from continuing operations	5,179	26,734	(544,446)
Net income (loss)	(69,219)	21,999	(731,205)
Income (loss) per common share—basic:
Income (loss) from continuing operations	0.04	0.65	(15.77)
Net income (loss)	(2.15)	0.51	(21.13)
Income (loss) per common share—diluted:
Income (loss) from continuing operations	0.04	0.62	(15.77)
Net income (loss)	(2.14)	0.49	(21.13)

        The fair values of the stock options granted and ESPP options were estimated on the date of their grant/acquisition using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2000	2001	2002
Risk-free interest rate	6.3%	5.5%	3.7%
Expected life	3 years	3 years	10 years
Expected volatility	85%	88%	100%
Expected dividend yield	0%	0%	0%

        The weighted average fair value of options granted during fiscal 2000, 2001 and 2002 was $1.83, $1.50 and $6.84, respectively.

8. Redeemable Preferred Stock

        TPG Investment.    On December 5, 1999, the Company entered into a definitive agreement to issue approximately $59.1 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment").

        Pursuant to the agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock. The Option expired, without being exercised, on August 19, 2002. Net proceeds from issuance of the Series A Preferred Stock were $54.8 million. Approximately 50% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock through December 15, 2001 (cash only thereafter), subject to certain conditions. Dividends not paid in cash or common stock will accumulate. Accumulated dividends are payable only in cash. No dividends have been paid to the holders of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009.

        TPG has three representatives on the Company's eight-member Board of Directors.

        The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's consolidated balance sheets as follows (in thousands):

	September 30, 2001	September 30, 2002
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	7,928	12,585
Fair value of Series A Option at issuance	3,366	3,366
Issuance costs	(5,232)	(5,419)
Accumulated amortization of issuance costs	923	1,463

	$62,682	$67,692

9. Income Taxes

        The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Fiscal Year Ended September 30,
	2000	2001	2002
Income taxes currently payable:
Federal	$1,000	$—	$—
State	1,000	1,500	900
Foreign	500	14	—
Deferred income taxes:
Federal	3,694	27,079	125,810
State	2,800	5,139	24,899

	$8,994	$33,732	$151,609

        A reconciliation of the Company's income tax provision (benefit) for continuing operations to that computed by applying the statutory federal income tax rate is as follows (in thousands):

	Fiscal Year Ended September 30,
	2000	2001	2002
Income tax provision at federal statutory income tax rate	$6,194	$22,085	$(136,726)
State income taxes, net of federal income tax benefit	1,080	3,155	(15,235)
Goodwill impairment	—	—	102,183
Valuation allowance adjustment	—	—	200,537
Non-deductible intangible asset amortization	8,387	8,726	449
IRS settlement-change in estimate	(9,091)	—	—
Other—net	2,424	(234)	401

Income tax provision	$8,994	$33,732	$151,609

        As of September 30, 2002, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $720.7 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. As discussed in Note 1—"Company Overview", the Company is attempting to restructure its capital structure. The Company's proposed financial restructuring activities and financial condition create uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets.

        Components of the net deferred income tax assets (liabilities) at September 30, 2001 and 2002 are as follows (in thousands):

	September 30,
	2001	2002
Deferred tax liabilities:
Property and depreciation	$(16,708)	$(14,183)
Long-term debt and interest	(5,036)	(2,036)
Goodwill and intangible assets	(20,300)	—
Other	(40,842)	(42,615)

Total deferred tax liabilities	(82,886)	(58,834)

Deferred tax assets:
Goodwill and intangible assets	—	40,949
Operating loss carryforwards	267,023	288,564
Discontinued operations liabilities	10,827	7,949
Other	34,872	16,338

Total deferred tax assets	312,722	353,800
Valuation allowance	(148,278)	(294,966)

Deferred tax assets after valuation allowance	164,444	58,834

Net deferred tax assets (liabilities)	$81,558	$—

        During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through NOL carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million, as a change in estimate in fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's net operating loss carryforwards for federal income tax could be reduced if the IRS later successfully challenges these deductions.

10. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30,
	2001	2002
HAI contingent purchase price	$60,000	$60,000
Other	133,243	173,813

	$193,243	$233,813

11. Managed Care Integration Costs and Special Charges

  Integration Plan

        During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its managed behavioral care organizations and specialty managed care organizations (the "Integration Plan") that resulted in the elimination of certain duplicative functions, closure of facilities and standardized business practices and information technology platforms. The Integration Plan resulted in the elimination of approximately 1,000 positions during fiscal 1998 and fiscal 1999. Approximately 510 employees were involuntarily terminated pursuant to the Integration Plan.

        The Integration Plan also resulted in the closure of approximately 20 leased facilities during fiscal 1998 and 1999. As of September 30, 2002, the remaining Integration Plan liability balance represents the estimated net lease payments related to one leased office facility.

        The following table provides a roll-forward of remaining liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Adjustments	Balance September 30, 2001
Employee termination benefits	$185	$—	$(9)	$—	$176
Facility closing costs	1,631	—	(950)	—	681

	$1,816	$—	$(959)	$—	$857

Type of Cost	Balance September 30, 2001	Additions(1)	Payments	Adjustments(2)	Balance September 30, 2002
Employee termination benefits	$176	$—	$—	$(176)	$—
Facility closing costs	681	131	(181)	17	648

	$857	$131	$(181)	$(159)	$648

(1)
Upon reevaluation of reserves related to the integration plan in fiscal 2002, the Company recorded estimated additional lease reserves in the amount of $0.1 million.

(2)
Due to the fact that there is no remaining severance to be paid related to this plan, the Company reduced the balance for the related reserves. Additionally, in fiscal 2002, office space previously leased by the Company was assigned to an external party.

  Special Charges.

        During fiscal 2000 the Company incurred special charges of $9.6 million, net of the $1.9 million non-recurring gain on the sale of the corporate aircraft, related to the closure of certain provider offices and restructuring of the corporate function and certain managed behavioral healthcare office sites. These charges resulted in $5.9 million of accrued severance; $4.7 million of accrued lease termination costs and $0.9 million of other exit costs at September 30, 2000. The following table provides a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Adjustments(1)	Balance September 30, 2001
Employee severance and termination benefits	$5,866	$—	$(5,968)	$876	$774
Lease termination and other costs	5,578	—	(2,514)	(876)	2,188

	$11,444	$—	$(8,482)	$—	$2,962

Type of Cost	Balance September 30, 2001	Additions(2)	Payments	Adjustments	Balance September 30, 2002
Employee severance and termination benefits	$774	$68	$(821)	$—	$21
Lease termination and other costs	2,188	1,335	(1,375)	—	2,148

	$2,962	$1,403	$(2,196)	$—	$2,169

(1)
The adjustments represent reclassification of certain amounts based upon the Company's evaluation at June 30, 2001.

(2)
Upon reevaluation of reserves related to the restructuring plan in fiscal 2002, the Company recorded estimated additional severance and lease reserves in the amount of $1.4 million.

        The Company also recorded a charge of approximately $15.8 million during fiscal 2000 related to the impairment of certain long-lived assets in accordance with SFAS 121. This amount is included in "Special charges" in the Company's consolidated statements of operations for such period and is related to the goodwill, property and equipment and identifiable intangible assets of Group Practice Affiliates ("GPA"), which was a component of the Company's managed behavioral healthcare segment.

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

        During the first quarter of fiscal 2001, the Company sold its Canadian managed behavioral care operations, CHC, to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations resulted in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.4 million at the date of the sale, an additional $0.7 million in January 2002 and an additional $0.6 million in December 2002. Proceeds received from the sale were used to reduce debt outstanding under the Term Loan Facility.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002. The special charges consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, and all terminations were completed by September 30, 2002. The majority of the employee termination costs will be paid in full by March 31, 2003. The other special charges represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2002 through fiscal 2006. At September 30, 2002, outstanding liabilities of $2.4 million related to the 2002 Restructuring Plan are included in "accrued liabilities" in the accompanying consolidated balance sheets. The following table provides a roll-forward of liabilities resulting from these special charges:

Type of Cost	Balance September 30, 2001	Additions	Payments	Adjustments	Balance September 30, 2002
Employee severance and termination benefits	$—	$6,257	$(5,119)	$352	$1,490
Lease termination and other costs	—	1,951	(723)	(352)	876

	$—	$8,208	$(5,842)	$—	$2,366

        In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. ABI resulted in the recognition of special charges of (a) $2.9 million during fiscal 2002 to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $2.9 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, and 117 of the terminations were completed by September 30, 2002 with the remainder completed by December 31, 2002. The employee termination costs currently accrued will be paid in full by September 30, 2003. The other special charges represent costs to downsize and close 12 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2002 through fiscal 2005. At September 30, 2002, outstanding liabilities of $3.4 million related to ABI are included in "accrued liabilities" in the accompanying consolidated balance sheets. The following provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan:

Type of Cost	Balance September 30, 2001	Additions	Payments	Balance September 30, 2002
Employee severance and termination benefits	$—	$2,920	$(435)	$2,485
Lease termination and other costs	—	984	(27)	957

	$—	$3,904	$(462)	$3,442

        Implementation of ABI resulted in additional incremental costs that were expensed as incurred in accordance with EITF 94-3. Fiscal 2002 Special Charges includes $2.1 million for the cost of outside consultants, costs for relocating closed office contents and other associated activities.

12. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (in thousands):

	Year Ended September 30,
	2000	2001	2002
Income taxes paid, net of refunds received	$3,208	$7,139	$433
Interest paid	102,236	91,139	89,740

13. Commitments and Contingencies

  Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and management believes these amounts are sufficient; however, there can be no assurance in that regard.

13. Commitments and Contingencies (Continued)

        The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period beginning June 17, 2002. The new policies are also written on a "claims-made" basis, and are subject to a $1.0 million per claim ($5.0 million per class action claim) unaggregated self-insured retention for managed care liability, and a $250,000 per claim unaggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, excluding portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

  Regulatory Issues

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the potential liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. Subsequent to September 30, 2002, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California, the State of Tennessee and Premier agreed to an arrangement under which the State may exercise additional supervision over the affairs of Premier, and the State of Tennessee has been granted an order to seize possession and control of the assets of the Company's wholly-owned subsidiary that contracts to provide services under the state's TennCare program. This subsidiary intends to challenge the order. The subsidiary will continue to operate during the pendency of this order.

  HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy and employer IDs have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. The Company has filed for the extension as permitted by law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company has completed the development of a new electronic data interchange ("EDI") strategy, which it believes will significantly enhance its HIPAA compliance efforts. The Company has signed an agreement with an external EDI tool vendor to expand the Company's usage of EDI technology, developed a project plan and an accompanying resource requirements rationale, and identified anomalies through mapping of the HIPAA standard transactions to the Company's various clinical, claim and provider systems.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient authorization to release healthcare information in certain situations, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records, creates a requirement to notify members of privacy practices and also requires that entities contract with their downstream business associates using standards required by the regulation. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30-day comment period. This proposal seeks to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation was published in the August 14, 2002 Federal Register. The compliance date for the privacy regulation, including these changes, remains April 14, 2003. The Company has developed and implemented various measures to address areas such as confidential communications, accounting of disclosures, right of access and amendment, identifying and contracting with business associates, creation of HIPAA compliant policies and information technology upgrades. The Company believes that it is on track to be in compliance with the privacy regulations by the compliance date.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released in the second quarter of fiscal 2003. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation has not been released, the Company has taken steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired a chief security officer, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. Management believes that significant resources will be required over the next 18 to 21 months to ensure compliance with the new requirements. The Company incurred approximately $3.8 million in operating costs and $2.5 million in capital expenditures related to HIPAA in fiscal 2002.

  Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664).Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-K). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of a court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court.

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employment Retirement Income Security Act of 1974 ("ERISA"). The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO, and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters.

        The Company is also subject to or party to other class action suits, litigation and claims relating to its operations and business practices.

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

  Unclaimed Property

        Several states have initiated audits of the Company's filings related to unclaimed property under escheat laws. A single firm that specializes in unclaimed property audits is conducting the audits on behalf of such states. In general, state escheat statutes allow the examination of unclaimed property filings to extend back 10 years or more. The Company has recorded estimated reserves for potential unclaimed property liabilities pertaining to its continuing operations. The Company is also analyzing its potential unclaimed property exposure related to discontinued operations. However, such amounts are not considered probable and estimable at this time, and no discontinued operations reserves related to unclaimed property have been recorded at September 30, 2002.

  Operating Leases

        The Company leases certain of its operating facilities. The leases, which expire at various dates through 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

        At September 30, 2002, aggregate amounts of future minimum payments under operating leases were as follows: 2003—$32.2 million; 2004—$20.6 million; 2005—$14.2 million; 2006—$8.8 million; 2007—$7.1 million; 2008 and beyond—$21.3 million.

        Rent expense for continuing operations was $34.0 million, $33.3 million and $32.9 million, respectively, for the fiscal years ended September 30, 2000, 2001 and 2002. Rent expense for discontinued operations was $9.2 million, $6.3 million and $3.6 million, respectively, for the fiscal years ended September 30, 2000, 2001 and 2002.

14. Certain Relationships and Related Transactions

        G. Fred DiBona, Jr., a former director of the Company, is a Director and the President and Chief Executive Officer of Independence Blue Cross ("IBC"), a health insurance company. IBC and its affiliated entities contract with the Company for provider network, care management and medical review services pursuant to contractual relationships. The Company recorded revenue of approximately $58.8 million, $61.9 million and $64.4 million from IBC during fiscal years 2000, 2001 and 2002, respectively. Mr. Dibona resigned from the Company's board of directors effective August 12, 2002.

        Darla D. Moore, a former director of the Company, is the spouse of Richard E. Rainwater, Chairman of the Board of Crescent and one of the largest stockholders of the Company. Because of her relationship to Mr. Rainwater, Ms. Moore did not participate in any Board action taken with respect to the Crescent Transactions. Ms. Moore resigned from the Company's board of directors effective September 18, 2002.

        Approximately 30% of the voting interest in Vivra was owned by TPG at the time of the Company's acquisition of Vivra.

15. Business Segment Information

        The Company operates solely in the managed behavioral healthcare business. The Company provides managed behavioral healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. Within the managed behavioral healthcare business, the Company is further divided into the following four segments, based on the services it provides and/or the customers that it serves, as described below.

        Health Plans.    The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

        Workplace.    The Company's Workplace segment mainly provides EAP services and integrated products primarily to employers, including corporations and governmental agencies. In addition, the Workplace segment provides ASO products to certain health plan customers, including Aetna.

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier, a joint venture in which the Company owns a 50% interest.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing, and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other		Consolidated
2000
Net revenue	$929,795	$243,477	$467,661	$—		$1,640,933
Cost of care	525,232	72,632	391,256	—		989,120
Direct service costs	170,568	84,229	44,263	—		299,060
Other operating expenses	—	—	—	153,902		153,902
Equity in (earnings) loss of unconsolidated subsidiaries	(13,829)	—	4,037	—		(9,792)
Segment profit (loss)	247,824	86,616	28,105	(153,902)		208,643
Identifiable assets by business segment:
Restricted cash and investments	33,867	13,709	70,147	—		117,723
Net accounts receivable	54,295	37,471	7,479	37,979	(1)	137,224
Investment in unconsolidated subsidiaries	$4,603	$—	$8,143	$—		$12,746
2001
Net revenue	$1,043,935	$228,378	$483,199	$—		$1,755,512
Cost of care	621,817	69,320	406,311	—		1,097,448
Direct service costs	173,758	79,764	37,877	—		291,399
Other operating expenses	—	—	—	168,195		168,195
Equity in (earnings) loss of unconsolidated subsidiaries	(39,103)	—	2,537	—		(36,566)
Segment profit (loss)	287,463	79,294	36,474	(168,195)		235,036
Identifiable assets by business segment:
Restricted cash	28,227	8,914	85,307	—		122,448
Net accounts receivable	53,773	39,270	10,024	575	(1)	103,642
Investment in unconsolidated subsidiaries	$5,292	$—	$5,607	$—		$10,899

2002
Net revenue	$977,405	$228,651	$547,002	$—	$1,753,058
Cost of care	596,811	76,022	452,921	—	1,125,754
Direct service costs	169,701	85,565	40,943	—	296,209
Other operating expenses	—	—	—	163,351	163,351
Equity in (earnings) loss of unconsolidated subsidiaries	(15,537)	—	2,531	—	(13,006)
Segment profit (loss)	226,430	67,064	50,607	(163,351)	180,750
Identifiable assets by business segment:
Restricted cash	19,388	7,356	95,976	2,020	124,740
Net accounts receivable	53,246	27,314	13,624	940	95,124
Investment in unconsolidated subsidiaries	$10,144	$—	$3,076	$—	$13,220

(1)
Includes assets of discontinued operations.

        The following tables reconcile segment profit to consolidated income from continuing operations before income taxes, minority interest and extraordinary items:

2000
Segment profit	$208,643
Depreciation and amortization	(68,261)
Interest, net	(97,286)
Special charges	(25,398)

Income from continuing operations before income taxes and minority interest	$17,698

2001
Segment profit	$235,036
Depreciation and amortization	(68,294)
Interest, net	(100,302)
Special charges	(3,340)

Income from continuing operations before income taxes and minority interest	$63,100

2002
Segment profit	$180,750
Depreciation and amortization	(47,558)
Interest, net	(92,231)
Goodwill impairment charges	(415,880)
Special charges	(15,729)

Loss from continuing operations before income taxes and minority interest	$(390,648)

16. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2001 and 2002.

	For the Quarter Ended
	December 31, 2001(1)	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share amounts)
Fiscal 2002
Net Revenue	$444,842	$437,919	$437,066	$433,231

Cost and expenses:
Salaries, cost of care and other operating expenses	395,093	395,616	394,165	400,440
Equity in earnings of unconsolidated subsidiaries	(3,177)	(4,347)	(140)	(5,342)
Depreciation and amortization	11,190	11,128	12,192	13,048
Interest, net	22,409	23,388	23,583	22,851
Goodwill impairment charges	—	—	—	415,880
Special charges	4,485	3,376	1,329	6,539

	430,000	429,161	431,129	853,416

Income (loss) from continuing operations before income taxes and minority interest	14,842	8,758	5,937	(420,185)
Provision for income taxes	6,086	3,638	2,581	139,304

Income (loss) from continuing operations before minority interest	8,756	5,120	3,356	(559,489)
Minority interest	16	30	(27)	28

Income (loss) from continuing operations	8,740	5,090	3,383	(559,517)

Discontinued operations:
Income from discontinued operations, net of income taxes	158	1,022	1,711	2,003
Income (loss) on disposal of discontinued operations, net of income taxes	820	203	(785)	(330)

	978	1,225	926	1,673

Income (loss) before cumulative effect of change in accounting principle	9,718	6,315	4,309	(557,844)
Cumulative effect of change in accounting principle, net of income taxes	191,561	—	—	—

Net income (loss)	(181,843)	6,315	4,309	(557,844)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,218	1,297	1,327	1,355

Income (loss) available to common stockholders	$(183,061)	$5,018	$2,982	$(559,199)

Weighted average number of common shares outstanding—basic	34,670	34,763	34,897	35,085

Weighted average number of common shares outstanding—diluted	42,075	35,416	35,473	35,085

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.22	$0.11	$0.06	$(15.99)

Income from discontinued operations	$0.03	$0.03	$0.03	$0.05

Cumulative effect of change in accounting principle	$(5.53)	$—	$—	$—

Net income (loss)	$(5.28)	$0.14	$0.09	$(15.94)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.21	$0.11	$0.06	$(15.99)

Income from discontinued operations	$0.02	$0.03	$0.02	$0.05

Cumulative effect of change in accounting principle	$(4.55)	$—	$—	$—

Net income (loss)	$(4.32)	$0.14	$0.08	$(15.94)

(1)
The results previously reported in the Company's Form 10-Q for the quarter ended December 31, 2001 have been restated to reflect the cumulative effect of adoption of SFAS 142.

	For the Quarter Ended
	December 31, 2000	March 31, 2001	June 30, 2001(2)	September 30, 2001
	(in thousands, except per share amounts)
Fiscal 2001
Net Revenue	$445,926	$444,149	$432,875	$432,562

Cost and expenses:
Salaries, cost of care and other operating expenses	374,812	408,308	382,427	391,495
Equity in earnings of unconsolidated subsidiaries	(231)	(27,992)	(5,013)	(3,330)
Depreciation and amortization	17,303	15,885	17,071	18,035
Interest, net	23,582	25,315	28,663	22,742
Special charges	3,340	—	—	—

	418,806	421,516	423,148	428,942

Income from continuing operations before income taxes and minority interest	27,120	22,633	9,727	3,620
Provision for income taxes	13,260	11,117	6,331	3,024

Income from continuing operations before minority interest	13,860	11,516	3,396	596
Minority interest	(1)	53	19	7

Income from continuing operations	13,861	11,463	3,377	589

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	5,021	146	467	(1,010)
Income (loss) on disposal of discontinued operations, net of income taxes	(11,740)	(363)	2,707	37

	(6,719)	(217)	3,174	(973)

Net income (loss)	7,142	11,246	6,551	(384)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,232	1,249	1,266	1,302

Income (loss) available to common stockholders	$5,910	$9,997	$5,285	$(1,686)

Weighted average number of common shares outstanding — basic	32,648	32,897	33,696	34,535

Weighted average number of common shares outstanding — diluted	39,778	41,141	36,315	34,535

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.39	$0.31	$0.06	$(0.02)

Income (loss) from discontinued operations	$(0.21)	$(0.01)	$0.10	$(0.03)

Net income (loss)	$0.18	$0.30	$0.16	$(0.05)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.35	$0.28	$0.06	$(0.02)

Income (loss) from discontinued operations	$(0.17)	$(0.01)	$0.09	$(0.03)

Net income (loss)	$0.18	$0.27	$0.15	$(0.05)

(2)
The results previously reported in the Company's Form 10-Q for the quarter ended June 30, 2001 have been restated to reflect the impact of the Company's adoption of SFAS 145. As a result, $3,984 previously reported as an extraordinary loss on the extinguishment of debt (net of tax) has been reclassified as interest expense and provision for income taxes.

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deduction			Balance at End of Period
Fiscal year ended September 30, 2000:
Allowance for doubtful accounts	$28,437	$8,651	(D)	$494	(A)		$3,355 22,635	(B) (C)	$11,592

	$28,437	$8,651		$494			$25,990		$11,592

Fiscal year ended September 30, 2001:
Allowance for doubtful accounts	$11,592	$8,012	(D)	$(1,649	)(A)	$ $	6,458 5,140	(B) (C)	$6,357

	$11,592	$8,012		$(1,649)			$11,598		$6,357

Fiscal year ended September 30, 2002:
Allowance for doubtful accounts	$6,357	$5,293	(D)	$(1,041	)(A)		$7,553	(B)	$3,056

	$6,357	$5,293		$(1,041)			$7,553		$3,056

(A)
Recoveries of accounts receivable previously written off.

(B)
Accounts written off.

(C)
Allowance for doubtful accounts (net) assumed or disposed of in acquisitions or dispositions.

(D)
Bad debt expense.

S-1