Form 10-K/A
period 2002-09-30
MAGELLAN HEALTH SERVICES INC
filed 2003-01-23
CIK 19411

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the most recently completed second fiscal quarter, March 31, 2002 was approximately $198.1 million.

        The number of shares of the registrant's common stock outstanding as of January 10, 2003 was 35,138,686.

        DOCUMENTS INCORPORATED BY REFERENCE:    None.

MAGELLAN HEALTH SERVICES, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended September 30, 2002

        The undersigned Registrant hereby amends Items 8 and 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, to include the unaudited financial statements of Choice Behavioral Health Partnership for the ten months ended October 31, 2002.

        The undersigned Registrant also hereby amends Items 1, 7, 8 and 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, to clarify the effects of the Tennessee Order (as defined below). The effects of the Tennessee Order were also discussed in the Registrant's Form 8-K dated January 16, 2003.

PART I

        This Form 10-K/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 and elsewhere in this Form 10-K/A. When used in this Form 10-K/A, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements.

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

Capital Structure Overview

        Financial Restructuring.    In light of its current market conditions and its operating results for 2002, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described below, certain defaults exist under the Credit Agreement that have resulted in acceleration of the obligations thereunder and certain other events of default exist that could result in acceleration of the obligations thereunder and, as a result, the Company's other indebtedness could be accelerated.

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

        The January Waiver expired on January 15, 2003 and has not been extended and therefore there exists events of default with respect to certain of the financial covenants under the Credit Agreement, which events of default prevent the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder and give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). Any such acceleration of obligations under the Credit Agreement would give the holders of

Senior Notes and the holders of Subordinated Notes, the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes respectively, and to exercise their remedies thereunder. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc., one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a further default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes.

        The Company is continuing to seek appropriate waivers under the Credit Agreement. In addition, the Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in either of these efforts. In the event that the Lenders exercise their rights with respect to the acceleration of obligations that has occurred or exercise their right to accelerate the obligations as a result of the defaults of financial covenants, or if the bondholders exercise their right to accelerate the obligations under the Senior Notes or Subordinated Notes due to either such acceleration under the Credit Agreement, the Company may need to seek protection under the U.S. Bankruptcy Code.

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

Business Strategy

        Proposed Financial Restructuring.    As more fully discussed above under "Capital Structure Overview" above and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" below, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its Credit Agreement to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as a result of the entry of the Tennessee Order, a default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder. This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003, certain events of default exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness.

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

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. Subsequent to September 30, 2002, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California and the State of Tennessee and Premier agreed to an arrangement under which the State may exercise additional supervision over the affairs of Premier. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize Tennessee Behavioral Health, Inc., one of the Company's subsidiaries. The Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in these efforts. The subsidiary will continue to operate during the pendency of this order.

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

Cautionary Statements

        This Form 10-K/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below and elsewhere in this Form 10-K/A. When used in this Form 10-K/A, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements.

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

        In addition, as a result of the entry of the Tennessee Order, a default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder. This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003, certain events of default exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. Consequently, the Company may need to seek protection under the U.S. Bankruptcy Code. See "Capital Structure Overview" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" below.

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

        Both the Company and Premier, a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively, and such contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively. The State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize Tennessee Behavioral Health, Inc., the subsidiary of the Company that holds the direct contract with the State of Tennessee. The Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in these efforts.

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

        Inability to Implement the Company's Business Strategy.    The Company's future financial performance and success are largely dependent on its ability to implement successfully its business strategy, including its strategy to consummate a financial restructuring. The Company cannot provide assurance that it will successfully implement the business strategy described in this Form 10-K/A or that implementing its strategy will sustain or improve results of operations. Although the Company has discussed its proposed financial restructuring with the relevant constituencies, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

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

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the Company's businesses and interests included in the Company's healthcare provider and healthcare franchising segments and on September 10, 1999, the Company consummated such disposal. On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. On January 18, 2001, the Company adopted a formal plan to dispose of the business representing the Company's human services segment, and on March 9, 2001, the Company consummated such disposal. Accordingly, the statement of operations data has been restated to reflect the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments as discontinued operations. Selected consolidated financial information for the three years ended September 30, 2002 and as of September 30, 2001 and 2002 presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended September 30, 1998 and 1999 and as of September 30, 1998, 1999 and 2000 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K/A. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
September 30, 2002

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-K/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 and elsewhere in this Form 10-K/A. When used in this Form 10-K/A, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements.

Proposed Financial Restructuring

        As more fully discussed above under "Business—Capital Structure Overview" above and under "Outlook—Liquidity and Capital Resources" below, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended, (the "Credit Agreement") to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc., one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder. This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003, certain events of default exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness.

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

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based or ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier Behavioral Systems of Tennessee, LLC ("Premier") a joint venture in which the Company owns a 50% interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively. The State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize Tennessee Behavioral Health, Inc., the subsidiary of the Company that holds the direct contract with the State of Tennessee. The Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in these efforts.

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

Outlook—Liquidity and Capital Resources

        Financial Restructuring.    In light of its current market conditions and its operating results for 2002, the Company has undertaken an effort to restructure its debt and improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its Credit Agreement to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described above and in "Business—Capital Structure Overview", as a result of the entry of the Tennessee Order, a default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder. This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003, certain events of default exist that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. The Company is currently in discussions with the Lenders and members of an ad hoc committee formed by the holders of the Senior Notes and Subordinated Notes (the "Ad Hoc Committee"). The Lenders and the Ad Hoc Committee have each retained their own financial and legal advisors to assist them in the restructuring process.

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

        The January Waiver expired on January 15, 2003 and has not been extended and therefore there exists events of default with respect to certain of the financial covenants under the Credit Agreement, which events of default prevent the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder and give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). Any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes and to exercise their remedies thereunder. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc., one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a further default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes.

        The Company is continuing to seek appropriate waivers under the Credit Agreement. In addition, the Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in either of these efforts. In the event that the Lenders exercise their rights with respect to the acceleration of obligations that has occurred or exercise their right to accelerate the obligations as a result of the defaults of financial covenants, or if the bondholders exercise their right to accelerate the obligations under the Senior Notes or Subordinated Notes due to either such acceleration under the Credit Agreement, the Company may need to seek protection under the U.S. Bankruptcy Code.

        Revolving Facility and Liquidity.    The Company had a working capital deficit of approximately $(156.3) million and approximately $(1.2) billion as of September 30, 2001 and September 30, 2002, respectively. The September 30, 2002 working capital deficit includes approximately $1.0 billion of long-term debt which has been classified as a current liability due to the Company's default of financial covenants under its Credit Agreement. Although the Company has obtained waivers of such default through January 15, 2003, additional waivers have not been obtained and cannot be assured past such date. The Company has limited unrestricted cash and is reliant on amounts outstanding under its Revolving Facility for additional liquidity. The Revolving Facility provides the Company with revolving loans in an aggregate principal amount at any time not to exceed $150.0 million. At September 30, 2002, the Company had outstanding loans of $45.0 million and approximately $48.2 million of letters of credit, resulting in approximately $56.8 million of availability under the Revolving Facility. Subsequent to September 30, 2002, the Company entered into the October Waiver and the January Waiver which limit the Company's ability to incur additional indebtedness under the Revolving Facility to circumstances under which the Company otherwise does not have available unrestricted cash and in no event can such additional indebtedness total more than $20 million during the term (or the amount of availability, whichever is less). See further description of the October Waiver and January Waiver and other items of the agreement that affect the Revolving Facility and liquidity in "Credit Agreement Waivers" above. The January Waiver expired January 15, 2003. As more fully described above, certain defaults and events of default exist under the Credit Agreement which result in the Company being unable to access additional borrowings or letters of credit under the Revolving Facility.

        The Company anticipates its letter of credit requirements to increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business, and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. Subsequent to September 30, 2002, the Company had a net increase of approximately $27.1 million of additional letters of credit, resulting in $75.3 of letters of credit outstanding as of January 3, 2003. As of January 3, 2003, the Company also has approximately $14.1 million of surety bonds outstanding. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million. If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit issued under the Revolving Facility generally require such letters of credit to have a one-year term, and to renew annually. If the beneficiaries of the letters of credit are unwilling to accept less than a one-year term, such letters of credit may not be issuable or renewable after February 5, 2003 (due to the fact that all outstanding letters of credit expire five business days prior to the final maturity date of the Revolving Facility, which is February 12, 2004). As more fully described above, certain defaults and events of default exist under the Credit Agreement which result in the Company being unable to issue letters of credit under the Revolving Facility which could result in the loss of customers and would have a material adverse effect on the Company.

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

        Notwithstanding the classification of all long-term debt as current due to aforementioned defaults with certain Credit Agreement covenants, the following sets forth the future financial commitments of the Company as of September 30, 2002 (in thousands):

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

Item 8. Financial Statements and Supplementary Data

        Information with respect to this item is contained in the Company's audited consolidated financial statements and financial statement schedule indicated in the Index on Page F-1 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

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

Employment Agreements

        Steven J. Shulman and René Lerer, M.D.    The Company entered into a consulting agreement with HPI, a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D., on December 4, 2002, as described above.

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

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Documents filed as part of the Report:

1.    Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-54 of this Annual Report on Form 10-K/A.

2.    Financial Statement Schedule

        Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K/A.

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

#21		List of subsidiaries of the Company.
#23		Consent of Ernst & Young LLP.
†23(b	)	Consent of Ernst & Young LLP.
†23(c	)	Consent of Ernst & Young LLP.

*
Constitutes a management contract or compensatory plan arrangement.

#
Previously filed.

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

(d) Financial statements and schedules required by Regulation S-X Item 14(d):

  (1)
  Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons appear beginning on page F-55.

  (2)
  Not applicable.

  (3)
  Information with respect to this item is contained on page S-1 of this Annual Report on Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: January 22, 2003	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: January 22, 2003	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. SHULMAN Steven J. Shulman	Chief Executive Officer	January 22, 2003
/s/ HENRY T. HARBIN Henry T. Harbin	Chairman of the Board of Directors	January 22, 2003
/s/ DANIEL S. MESSINA Daniel S. Messina	Director	January 22, 2003
/s/ DAVID BONDERMAN David Bonderman	Director	January 22, 2003
/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director	January 22, 2003
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Director	January 22, 2003
/s/ GERALD L. MCMANIS Gerald L. McManis	Director	January 22, 2003
/s/ ROBERT W. MILLER Robert W. Miller	Director	January 22, 2003
/s/ JAMES B. WILLIAMS James B. Williams	Director	January 22, 2003

CERTIFICATIONS

        I, Steven J. Shulman, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Magellan Health Services, Inc.;

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

Date	January 22, 2003	/s/ STEVEN J. SHULMAN Name: Steven J. Shulman Title: Chief Executive Officer

CERTIFICATIONS

        I, Mark S. Demilio, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Magellan Health Services, Inc.;

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

Date	January 22, 2003	/s/ MARK S. DEMILIO Name: Mark S. Demilio Title: Chief Financial Officer

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

                      /s/ Ernst & Young LLP

Baltimore, Maryland
January 13, 2003,
    Except for Notes 1 and 6, as to which the date is
    January 16, 2003

        The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended September 30, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to the Company's fiscal 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

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

  Financial Restructuring

        In light of its current market conditions and its operating results for 2002, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of September 30, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meets its current operating obligations, the Company does not have sufficient cash on hand or capacity to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), to pay scheduled interest and make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described below, certain defaults exist under the Credit Agreement that have resulted in acceleration of the obligations thereunder and certain other events of default exist that could result in acceleration of the obligations thereunder and, as a result the Company's other indebtedness could be accelerated.

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

        The January Waiver expired on January 15, 2003 and has not been extended and therefore there exists events of default with respect to certain of the financial covenants under the Credit Agreement, which events of default prevent the Company from borrowing under the Credit Agreement or having letters of credit issued thereunder and give the Lenders the ability to accelerate the obligations under the Credit Agreement and exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). Any such acceleration of obligations under the Credit Agreement would give the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively, and to exercise their remedies thereunder. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc., one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a further default has occurred under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes.

        The Company is continuing to seek appropriate waivers under the Credit Agreement. In addition, the Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in either of these efforts. In the event that the Lenders exercise their rights with respect to the acceleration of obligations that has occurred or exercise their right to accelerate the obligations as a result of the defaults of financial covenants, or if the bondholders exercise their right to accelerate the obligations under the Senior Notes or Subordinated Notes due to either such acceleration under the Credit Agreement, the Company may need to seek protection under the U.S. Bankruptcy Code.

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

        Both the Company and Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively, and such contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively. The State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize Tennessee Behavioral Health, Inc., the subsidiary of the Company that holds the direct contract with the State of Tennessee. The Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in these efforts.

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

        See Note 1—"Company Overview" for discussion regarding the existence of defaults under the Credit Agreement that have resulted in the acceleration of the obligations thereunder. All of the Company's long-term debt from the Credit Agreement, Senior Notes and Subordinated Notes has been classified as a current liability in the accompanying September 30, 2002 balance sheet due to such acceleration under the Credit Agreement and acceleration rights under the Indentures for the Senior Notes and Subordinated Notes. Although the Company obtained waivers of certain defaults through January 15, 2003, additional waivers have not been committed and cannot be assured past such date.

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

        The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not exchanged the Senior Notes by the required date and therefore is subject to penalty interest. Penalty interest is calculated at the rate of $0.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged. The Company incurred $1.9 million in penalty interest in fiscal 2002. The Senior Notes have not been exchanged for registered securities as of the date of filing of this Form 10-K/A.

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

(1)
As of the date of filing this Form 10-K/A, the information necessary to determine the number of shares purchased was not available.

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

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. Subsequent to September 30, 2002, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California and the State of Tennessee and Premier agreed to an arrangement under which the State may exercise additional supervision over the affairs of Premier. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize Tennessee Behavioral Health, Inc., one of the Company's subsidiaries. The Company is seeking to have the Tennessee Order vacated or withdrawn and is currently in discussions with the State of Tennessee to resolve the matter. There can be no assurance that the Company will be successful in these efforts. The subsidiary will continue to operate during the pendency of this order.

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

  Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664).Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-K/A). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of a court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court.

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

Choice Behavioral Health Partnership
Unaudited Balance Sheet
As of October 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,512,435
Restricted cash and cash equivalents	5,510,008
Receivable from Humana	5,024,738
Other current assets	5,738,703

Total current assets	17,785,884
Property and equipment, net	106,123

Total assets	$17,892,007

Liabilities and Equity
Current liabilities:
Claims payable	5,510,008
Accounts payable and accrued expenses	743,034
Due to related parties	90,353
Contract settlement reserve	5,498,652
Deferred revenue	2,809,856
CMG Liability	1,620,052

Total current liabilities	16,271,955
Long-term liabilities:
Deferred revenue	—

Total long-term liabilities	—
Equity:
CMG Health, Inc.	—
ValueOptions, Inc.	1,620,052

Total equity	1,620,052
Total liabilities and equity	$17,892,007

Choice Behavioral Health Partnership
Unaudited Income Statement
For the Ten Months Ended October 31, 2002

Provider contract revenue	$53,480,789
Medical and clinical expenses	28,778,925

Gross margin	24,701,864
Administrative expenses	6,857,841

Income from operations	17,844,023
Other income:
Investment income	129,033

Net income	$17,973,056

Choice Behavioral Health Partnership
Unaudited Statements of Partners' Capital
For the Ten Months Ended October 31, 2002

	CMG Health, Inc.	ValueOptions, Inc.	Total
Balance at December 31, 2001	$909,524	$909,524	$1,819,048
Partner Distributions	(8,276,000)	(8,276,000)	(16,552,000)
CMG Liability	(1,620,052)	—	(1,620,052)
Net income	8,986,528	8,986,528	17,973,056

Balance at October 31, 2002	$—	$1,620,052	$1,620,052

Choice Behavioral Health Partnership
Unaudited Statement of Cash Flows
For the Ten Months Ended October 31, 2002

Cash flows from operating activities
Net income	$17,973,056
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	66,850
Gain on disposal of equipment	(1,920)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(476,746)
Receivable from Humana	(131,140)
Other current assets	(3,184,576)
Claims payable	476,746
Accounts payable and accrued expenses	1,578,478
Due to related parties	22,752
Contract settlement reserve	(4,957,593)
Deferred revenue	(1,743,699)

Net cash provided by operating activities	9,622,208
Cash flows from investing activities
Disposal of property and equipment	2,435
Purchases of property and equipment	(8,027)

Net cash used in investing activities	(5,592)
Cash flows from financing activities
Change in CMG liability	(1,620,052)
Distributions to partners	(16,552,000)

Net cash used in financing activities	(18,172,052)
Decrease in cash and cash equivalents	(8,555,436)
Cash and cash equivalents, beginning of year	10,067,871

Cash and cash equivalents, end of year	$1,512,435

Choice Behavioral Health Partnership

Notes to Financial Statements

Unaudited
For the ten months ended October 31, 2002

1.    Business and Basis of Presentation

        Choice Behavioral Health Partnership (Choice) is engaged in the business of managing behavioral health and substance abuse services under a subcontract (the Subcontract) with Humana Military Healthcare Services (Humana), a subsidiary of Humana, Inc. Humana is the prime contractor awarded the managed care support contract for Civilian Health and Medical Program of the Uniformed Services (CHAMPUS) beneficiaries in the Department of Defense Regions 3 and 4 (the Contract). Under the Subcontract, Choice is responsible for the management of behavioral health and substance abuse services for these regions, which are comprised of Florida, Alabama, Georgia, South Carolina, Mississippi, Tennessee, and portions of Louisiana and Arkansas. Choice receives a fixed fee for the management of behavioral health and substance abuse services provided under the Subcontract and assumes full risk for both inpatient and outpatient services (subject to certain limitations) for all beneficiaries in the defined service area.

        Choice was formed as a general partnership on January 1, 1996, organized under the laws of the Commonwealth of Virginia, between CMG Health, Inc. (CMG), a Maryland corporation and ValueOptions, Inc. (Options), a Virginia corporation. CMG became a wholly owned subsidiary of Magellan Health Services, Inc. (Magellan), a Delaware corporation, by virtue of Magellan's acquisition of Merit Behavioral Care Corporation, CMG's parent company, on February 12, 1998. Effective October 29, 2002, CMG withdrew from the Partnership. Simultaneously with CMG's withdrawal from the Partnership, CBHP, Inc., a wholly owned subsidiary of ValueOptions, Inc., was admitted as a member of the Partnership.

        The original term of the Contract was for the 12-month option period ended June 30, 1997, with four additional one-year option periods available for contract extensions at the discretion of CHAMPUS. The fifth option period extended through June 30, 2001; however, during 2000 Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2003. In 2002, Choice received notification that two additional option periods were added to the contract, extending it to June 30, 2005.

        If the Contract is extended through Option Period nine, the Subcontract is automatically extended as well. Choice's management of behavioral health services under the Subcontract commenced on July 1, 1996.

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

Concentrations of Credit Risk

        Choice was formed to provide, and currently exclusively provides, services under the Subcontract. The reliance on Humana, which is Choice's sole customer and the holder of the Contract, and on CHAMPUS, which has sole discretion in extending the Contract under which the Subcontract automatically renews through Option Period nine, subjects Choice to a concentration of credit risk with respect to the Subcontract. Receivable from Humana represents amounts owed to Choice for services provided under the Subcontract for the month of October.

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

        Property and equipment is comprised of the following as of October 31, 2002:

Leasehold improvements	$5,996
Furniture and fixtures	351,924
Computer equipment	367,390
Computer software	80,745

806,055
Less accumulated depreciation	699,932

$106,123

        Depreciation expense for the ten months ended October 31, 2002 was approximately $67,000.

Clinical Expenses and Claims Payable

        Choice contracts with various behavioral health providers for the provision of behavioral health services to its beneficiaries. Licensed psychiatrists, licensed psychologists and licensed masters-level clinicians are generally compensated on a discounted fee for service basis. Institutional providers are generally compensated on a per diem basis for acute, partial hospitalization, and residential treatment center services.

        Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at October 31, 2002 of approximately $5,510,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During the ten months ending October 21 2002, clinical expenses were decreased by approximately $1,163,000, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims, and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

Provider Contract Revenue

        Choice derives all of its revenue from the Subcontract. Choice receives payments in fixed monthly amounts for the management of behavioral health and substance abuse care. These amounts are subject to retroactive CHAMPUS adjustments, referred to as bid-price adjustments (BPA). The BPAs are calculated in accordance with contractual provisions. The BPAs which occur over the course of the contract measure a variety of factors, including changes in covered lives; estimates of actual costs for the data collection period (DCP); shifts in workload between military-provided services and contractor-provided services (the O-factor); changes in acuity of services; and CHAMPUS inflation relative to projections (CPIRI). The DCP is the 12-month period ended June 30, 1996 (12-month period immediately preceding healthcare delivery). The BPAs are estimated based upon information available from Humana, the federal government and Choice's management systems, and reflected as an adjustment to provider contract revenue during the applicable period. Estimated amounts payable to Humana, if any, are included in the contract settlement reserve.

        At October 31, 2002, management estimated that contract reserves of approximately $5,499,000 were needed for unsettled BPAs. This amount reduced provider contract revenue and is included in the contract settlement reserve at October 31, 2002. While management believes that the contract settlement reserves are reasonable, the actual settlement of the BPAs may materially differ from the amounts recorded.

        In April 2001, Choice received $50,000,000 in connection with a settlement agreement executed with Humana. The settlement agreement resolved Choice's appeals related to incorrect data and contractual issues related to the initial bidding process. The settlement also included finalization of certain outstanding BPAs. As a result of this agreement, Choice recognized $45,866,000 as revenue in 2001 and $2,284,000 as revenue in the ten months ending October 31, 2002. The remaining amounts relate to subsequent periods and have been recorded as deferred revenue, which will be recognized through June 2003.

Income Taxes

        As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

3.    Fair Value of Financial Instruments

        The carrying amount of current assets and current liabilities in the accompanying balance sheets approximates their fair value.

4.    Related Party Transactions

        Magellan, Options and Humana provide certain services to Choice and pay certain expenses on behalf of Choice. Choice is billed the actual cost for all services provided and expenses paid on its behalf. Choice paid the following amounts to these related parties during the ten months ended October 31, 2002:

Services provided by Magellan Health Services, Inc.
Employee business expenses	$30,750

$30,750

Services provided by ValueOptions, Inc.
Salaries, benefits and payroll taxes of Options employees providing services to Choice	$—
Computer support	—
Employee business expenses	3,397
Miscellaneous	7,889

$11,286

Services Provided by Humana Military Healthcare Services
Telephone services	$114,059
Field office facility space	29,871
Software	—
Computer equipment	—
Legal	—
Annual Maintenance Agreement	12,000
Miscellaneous	7,050

$162,980

        The amounts due to related parties is comprised of the following as of October 31, 2002:

Magellan Health Services, Inc.	$4,054
ValueOptions, Inc.	736
Humana Military Healthcare Services	85,563

$90,353

5.    Employee Benefit Plans

        Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. A contribution is expected to be made in 2002. Choice paid approximately $3,160 in administration costs for the plan during the ten months ended October 31, 2002.

6.    Contingencies

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

REPORT OF INDEPENDENT AUDITORS

Executive Board
Choice Behavioral Health Partnership

        We have audited the accompanying balance sheet of Choice Behavioral Health Partnership (Choice) as of December 31, 2001, and the related statements of income, partners' capital and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of Choice's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
February 22, 2002

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
BALANCE SHEET
As of December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$10,067,871
Restricted cash and cash equivalents	5,033,262
Receivable from Humana	4,893,598
Other current assets	2,554,127

Total current assets	22,548,858
Property and equipment, net	165,461

Total assets	$22,714,319

Liabilities and partners' capital
Current liabilities:
Claims payable	$5,033,262
Accounts payable and accrued expenses	784,608
Due to related parties	67,601
Contract settlement reserve	10,456,245
Deferred revenue	3,165,837

Total current liabilities	19,507,553
Long-term liabilities:
Deferred revenue	1,387,718

Total long-term liabilities	1,387,718
Partners' capital
CMG Health, Inc.	909,524
ValueOptions, Inc.	909,524

Total partners' capital	1,819,048

Total liabilities and partners' capital	$22,714,319

The accompanying notes to financial statements are an integral part of this balance sheet.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31,
	2000	2001

Provider contract revenue	$57,331,573	$105,742,080
Clinical expenses	22,773,264	27,963,359

Gross margin	34,558,309	77,778,721
Administrative expenses	9,626,359	8,310,468

Income from operations	24,931,950	69,468,253
Other income:
Investment income	1,144,738	907,263

Net income	$26,076,688	$70,375,516

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL

	CMG Health, Inc.	ValueOptions, Inc.	Total

Balance at December 31, 1999	$3,736,422	$3,736,422	$7,472,844
Partner distributions	(14,097,000)	(14,097,000)	(28,194,000)
Net income	13,038,344	13,038,344	26,076,688

Balance at December 31, 2000	2,677,766	2,677,766	5,355,532
Partner distributions	(36,956,000)	(36,956,000)	(73,912,000)
Net income	35,187,758	35,187,758	70,375,516

Balance at December 31, 2001	$909,524	$909,524	$1,819,048

The accompanying notes to financial statements are an integral part of this statement.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001

Cash flows from operating activities
Net income	$26,076,688	$70,375,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	148,385	130,477
Loss (gain) on disposal of equipment	(450)	54
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	1,236,298	471,973
Receivable from Humana	(611,430)	635,719
Other current assets	(276,238)	(1,937,631)
Claims payable	(1,236,298)	(471,973)
Accounts payable and accrued expenses	211,237	(317,507)
Due to related parties	55,428	(70,491)
Contract settlement reserve	7,793,727	(2,802,409)
Deferred revenue	—	4,553,555

Net cash provided by operating activities	33,397,347	70,567,283
Cash flows from investing activity
Purchases of property and equipment	(150,713)	(90,335)

Net cash used in investing activity	(150,713)	(90,335)
Cash flows from financing activity
Distributions to partners	(28,194,000)	(73,912,000)

Net cash used in financing activity	(28,194,000)	(73,912,000)

Increase (decrease) in cash and cash equivalents	5,052,634	(3,435,052)
Cash and cash equivalents, beginning of year	8,450,289	13,502,923

Cash and cash equivalents, end of year	$13,502,923	$10,067,871

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

        Property and equipment is comprised of the following:

December 31, 2001
Leasehold improvements	$5,996
Furniture and fixtures	349,644
Computer equipment	601,095
Computer software	79,082

1,035,817
Less: accumulated depreciation	870,356

$165,461

        Depreciation expense for the years ended December 31, 2000 and 2001 was approximately $148,000 and $130,000, respectively.

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

        Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at December 31, 2001 of approximately $5,033,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During 2000 and 2001, clinical expenses were decreased by approximately $2,306,000 and $236,000, respectively, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims, and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

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

Reclassification

        Certain amounts in the 2000 financial statements were reclassified to be consistent with the presentation in 2001. These reclassifications had no impact on net income.

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

4.    Related Party Transactions

        Magellan, Options and Humana provide certain services to Choice and pay certain expenses on behalf of Choice. Choice is billed the actual cost for all services provided and expenses paid on its behalf. Choice paid the following amounts to these related parties:

Services provided by Magellan

	Year ended December 31,
	2000	2001

Employee business expenses	$35,460	$29,259

	$35,460	$29,259

Services provided by Options

	2000	2001

Salaries, benefits and payroll taxes of Options employees providing services to Choice	$2,666	$—
Computer support	—	4,956
Employee business expenses	3,202	10,651
Miscellaneous	703	62

	$6,571	$15,669

Services provided by Humana

	2000	2001

Telephone services	$182,315	$156,736
Field office facility space	35,404	37,208
Software	71,021	8,321
Computer equipment	20,334	160
Legal	65,662	—
Miscellaneous	6,203	1,430

	$380,939	$203,855

        The amounts due to related parties is comprised of the following:

2001

Magellan	$10,176
Options	2,000
Humana	55,425

Total due to related parties	$67,601

5.    Employee Benefit Plans

        Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute up to 15% of their pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. Contributions of $295,000 and $310,000 were made during 2000 and 2001, respectively. Choice paid approximately $1,775 and $2,360 in administration costs for the plan during 2000 and 2001, respectively.

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

7.    Subsequent Event (Unaudited)

        Effective October 29, 2002, CMG withdrew as a partner of Choice on the following terms: (i) CMG is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) CMG is to continue to share in fifty percent of all profits and losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) CMG is to pay $150,000 per month for the period from July 1, 2003 through June 30, 2004.

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