Form 10-Q
period 2002-12-31
MAGELLAN HEALTH SERVICES INC
filed 2003-02-14
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1076937
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6950 Columbia Gateway Drive Suite 400 Columbia, Maryland	21046
(Address of principal executive offices)	(Zip code)

(410) 953-1000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of January 31, 2003 was 35,318,926.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2002	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$46,013	$62,488
Accounts receivable, less allowance for doubtful accounts of $3,056 at September 30, 2002 and $3,749 at December 31, 2002	95,124	81,228
Restricted cash, investments and deposits	124.740	127,318
Refundable income taxes	2,095	1,966
Other current assets	15,758	13,131

Total current assets	283,730	286,131
Property and equipment	86,773	85,659
Investments in unconsolidated subsidiaries	13,220	12,183
Other long-term assets	44,398	43,840
Goodwill, net	502,334	502,334
Intangible assets, net	73,625	68,770

	$1,004,080	$998,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,178	$15,897
Accrued liabilities	233,813	217,837
Medical claims payable	201,763	205,331
Debt in default and current maturities of capital lease obligations	1,039,658	1,038,934

Total current liabilities	1,494,412	1,477,999

Long-term capital lease obligations	9,696	9,224

Deferred credits and other long-term liabilities	2,311	2,290

Minority interest	641	683

Commitments and contingencies (See Note J)
Redeemable preferred stock	67,692	69,043

Stockholders' equity:
Preferred stock, without par value Authorized—9,793 shares at September 30, 2002 and December 31, 2002
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share Authorized—80,000 shares Issued 37,428 shares and outstanding 35,139 shares at September 30, 2002 and December 31, 2002	9,356	9,356
Other stockholders' equity
Additional paid-in capital	354,097	352,718
Accumulated deficit	(914,866)	(903,137)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2002 and December 31, 2002	(44,309)	(44,309)

Total stockholders' equity	(570,672)	(560,322)

	$1,004,080	$998,917

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,
	2001(1)	2002
Net revenue	$444,842	$445,890

Cost and expenses:
Salaries, cost of care and other operating expenses	395,093	391,433
Equity in earnings of unconsolidated subsidiaries	(3,177)	(2,138)
Depreciation and amortization	11,190	14,380
Interest, net	22,409	24,323
Special charges	4,485	3,907

	430,000	431,905

Income from continuing operations before income taxes and minority interest	14,842	13,985
Provision for income taxes	6,086	3,129

Income from continuing operations before minority interest	8,756	10,856
Minority interest	16	27

Income from continuing operations	8,740	10,829
Discontinued operations:
Income from discontinued operations net of income tax provision of $82 in 2001 and $433 in 2002	158	803
Income on disposal of discontinued operations, including income tax provision of $442 in 2001 and $52 in 2002	820	97

	978	900

Income before cumulative effect of change in accounting principle	9,718	11,729
Cumulative effect of change in accounting principle, net of tax	(191,561)	—

Net income (loss)	(181,843)	11,729

Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,218	1,379

Income (loss) available to common stockholders	(183,061)	10,350

Other comprehensive loss	—	—

Comprehensive income (loss)	$(183,061)	$10,350

Weighted average number of common shares outstanding—basic	34,670	35,139

Weighted average number of common shares outstanding—diluted	42,075	41,439

Income (loss) per common share available to common stockholders—basic:
Income from continuing operations	$0.22	$0.27

Income from discontinued operations	$0.03	$0.02

Cumulative effect of change in accounting principle	$(5.53)	$—

Net income (loss)	$(5.28)	$0.29

Income (loss) per common share available to common stockholders—diluted:
Income from continuing operations	$0.21	$0.26

Income from discontinued operations	$0.02	$0.02

Cumulative effect of change in accounting principle	$(4.55)	$—

Net income (loss)	$(4.32)	$0.28

(1)
The results previously reported in the Company's Form 10-Q for the quarter ended December 31, 2001 have been restated to reflect the cumulative effect of adoption of SFAS 142.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$(181,843)	$11,729
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(1,262)	—
Depreciation and amortization	11,190	14,380
Cumulative effect of change in accounting principle	191,561	—
Equity in earnings of unconsolidated subsidiaries	(3,177)	(2,138)
Non-cash interest expense	1,231	1,642
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(572)	13,896
Restricted cash, investments and deposits	(8,861)	(2,578)
Other assets	7,265	3,424
Accounts payable and other accrued liabilities	4,817	(19,257)
Medical claims payable	(6,988)	3,568
Income taxes payable and deferred income taxes	6,760	129
Distributions received from unconsolidated subsidiaries	2,828	3,175
Other liabilities	(148)	(21)
Minority interest, net of dividends paid	26	42
Other	1,228	10

Total adjustments	205,898	16,272

Net cash provided by operating activities	24,055	28,001

Cash flows from investing activities:
Capital expenditures	(6,011)	(8,421)
Proceeds from sale of assets, net of transaction costs	3,500	—

Net cash used in investing activities	(2,511)	(8,421)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(987)	(1,196)
Proceeds from exercise of stock options and warrants	48	—
Credit agreement amendment fees and other	(1,403)	(1,909)

Net cash used in financing activities	(2,342)	(3,105)

Net increase in cash and cash equivalents	19,202	16,475
Cash and cash equivalents at beginning of period	28,216	46,013

Cash and cash equivalents at end of period	$47,418	$62,488

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

NOTE A—Company Overview

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

        All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 2002 amounts to conform to fiscal 2003 presentation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2002 and the notes thereto, which are included in the Company's Annual Report on Form 10-K/A.

Proposed Financial Restructuring

        In light of its current financial condition, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of December 31, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meets its current operating obligations, the Company does not have sufficient cash on hand or the ability to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described below, certain defaults exist under the Credit Agreement that have resulted in acceleration of the obligations thereunder and certain other events of default exist that could result in acceleration of the obligations thereunder and, as a result, the Company's other indebtedness could be accelerated.

        The Company has retained Gleacher Partners, LLC ("Gleacher") as its financial advisor to assist it in its efforts to restructure its debt. The Company is currently in discussions with its lenders (the "Lenders") under the Credit Agreement and members of an ad hoc committee (the "Ad Hoc Committee") formed by the holders of its 9.375% Senior Notes due 2007 (the "Senior Notes") and the 9% Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Lenders and the Ad Hoc Committee have each retained separate financial and legal advisors to assist them in the restructuring process.

        The Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed financial restructuring. The proposed financial restructuring set forth in the draft term sheet contemplates an exchange of the Subordinated Notes for substantially all of the equity of the Company, a reinstatement of the Senior Notes with modification of certain interest payments from cash to additional Senior Notes, reinstatement of the obligations under the Credit Agreement with modified amortization payments, and a modification of the Company's contingent purchase price obligations to Aetna Inc. ("Aetna") and an extension of the Company's customer contract with Aetna which currently expires December 31, 2003. The draft term sheet contemplates that the proposed financial restructuring will be effected through commencement of a chapter 11 case under the U.S. Bankruptcy Code and the subsequent consummation of a plan of reorganization. In addition, the draft term sheet contemplates that the providers of behavioral health services with whom the Company contracts, as well as the Company's customers and employees, will not be adversely affected by the restructuring, all debts owing to such parties will continue to be paid in the ordinary course of business, and that the Company will continue to operate in the ordinary course of business; however, there can be no assurance in this regard. Although the Company is pursuing the proposed restructuring, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

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

Credit Agreement Defaults

        In January 2003, the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc. ("TBH"), one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a default has occurred and is continuing under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes, which gives the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively, and to exercise their remedies thereunder. In February 2003, the Tennessee Order was dissolved and TBH is operating under an agreed notice of administrative supervision. Although the Tennessee Order has been dissolved, the default resulting from the entry of the order has not been waived, and therefore the obligations under the Credit Agreement remain accelerated. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003 (the "October Waiver" and the "January Waiver"), certain events of default exist with respect to certain financial covenants that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. In addition, defaults exist under the Credit Agreement as the Company has made investments in non-guarantor entities of the Company when such investments are prohibited during the existence of a default or event of default under the Credit Agreement. Such additional defaults could result in acceleration of the obligations of the Credit Agreement and, as a result, acceleration of the Company's other indebtedness.

        The defaults and events of default under the Credit Agreement, as discussed above, result in the Company being unable to access additional borrowings or letters of credit under the Revolving Facility. In addition, on February 4, 2003 the Company received a letter from JPMorgan Chase Bank (in its capacity as administrative agent under the Credit Agreement) which invokes Sections 10.03 and 10.09 of the indenture relating to the Subordinated Notes. As a result, the Company will not make the scheduled interest payment on the Subordinated Notes which is due February 17, 2003.

        In the event that the Lenders exercise their rights with respect to the acceleration of obligations that has occurred or exercise their right to accelerate the obligations as a result of the other events of default, or if the bondholders exercise their right to accelerate the obligations under the Senior Notes or Subordinated Notes due to either such acceleration under the Credit Agreement, the Company may need to seek protection under the U.S. Bankruptcy Code.

Going Concern

        The Company's liquidity and defaults under debt agreements as discussed above, raise substantial doubt about the Company's ability to continue as a going concern. Although the Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed restructuring, there can be no assurance that the Company will be able to successfully complete a restructuring of its capital structure. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of a restructuring on satisfactory terms, retention of customers, behavioral health providers and employees, and the Company's continued ability to provide high quality services. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE B—Summary of Significant Accounting Policies

Segments

        The Company operates in the behavioral managed healthcare business, which it has divided into four reporting segments based on the types of services it provides and customers that it serves. The four segments of the Company are as follows: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other. These segments are described in further detail in Note L—"Business Segment Information."

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor. As discussed in Note I—"Discontinued Operations", the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the accompanying unaudited condensed consolidated financial statements as discontinued operations for all periods presented.

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended December 31, 2001 and 2002 approximated $390.3 million and $392.0 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $3.4 million and $1.0 million for the three months ended December 31, 2001 and 2002, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. See discussion of these subcontracts in "Health Plans" above. The Company receives fixed fees for the management of the services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $0.4 million and estimated receivables of $3.6 million as of December 31, 2001 and December 31, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

Significant Customers

        Net revenues from two of the Company's customers each exceeded 10 percent of consolidated net revenues in each of the quarters ended December 31, 2001 and 2002, respectively.

        Net revenue from Aetna approximated $78.8 million and $54.8 million for the quarters ended December 31, 2001 and 2002, respectively. The decline in Aetna revenue of approximately $24.0 million from fiscal 2002 to fiscal 2003 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during calendar year 2002 in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be further reduced through calendar year 2003. The Company is not fully aware of which members Aetna anticipates will terminate in the future, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of the membership reduction. The current Aetna contract extends through December 31, 2003.

        Both the Company and Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $60.0 million and $63.0 million of consolidated net revenue for the quarters ended December 31, 2001 and 2002, respectively, and such contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $33.6 million and $34.6 million for the quarters ended December 31, 2001 and 2002, respectively. As discussed above, the State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize Tennessee Behavioral Health, Inc., the subsidiary of the Company that holds the direct contract with the State of Tennessee. After discussions between the parties, the Tennessee Order has been dissolved and TBH is operating under an agreed notice of supervision. Under this agreement, the State may exercise additional supervision over TBH's affairs.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $36.0 million and $56.2 million for the quarters ended December 31, 2001 and 2002, respectively.

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

Goodwill

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

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's unaudited condensed consolidated statement of operations for the first quarter of fiscal 2002. The results of operations previously reported for the quarter ended

December 31, 2001 have been restated herein, as permitted, to reflect the cumulative effect of the adoption of SFAS 142.

Intangible Assets

        At December 31, 2002, the Company had identifiable intangible assets (primarily customer agreements and lists, provider networks and trademarks and copyrights) of approximately $68.8 million, net of accumulated amortization of $51.4 million. During the quarter ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in reducing the remaining useful lives of certain customer agreements and lists and provider networks. Such reductions were made reflective of management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the current year quarter by $1.8 million and to reduce net income for the current year quarter by $1.8 million or $0.04 per diluted share. The remaining estimated useful lives at December 31, 2002, of the customer agreements and lists, provider networks, and trademarks and copyrights range from one to eighteen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of." Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of December 31, 2002. The Company's assessment under SFAS 121 also included goodwill prior to adoption of SFAS 142 on October 1, 2001. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, in the event the proposed financial restructuring is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, the Company may be required to apply fresh start reporting under which its assets and liabilities would be recorded at their then fair values. This could result in a significant write-down of the Company's remaining long-lived assets.

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

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Company recorded significant additional valuation allowances on deferred tax assets in fiscal 2002. The Company's net deferred tax assets were fully reserved as of September 30, 2002 and December 31, 2002.

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the three months ended December 31, 2001 and 2002 (in thousands):

	Three Months Ended December 31,
	2001	2002
Income tax paid (refunds received)	$(161)	$71

Interest paid	$13,277	$16,175

NOTE D—Goodwill and Intangible Assets, Net

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is not amortized in accordance with SFAS 142. See Note B—"Summary of Significant Accounting Policies—Goodwill". The Company's goodwill was approximately $502.3 million at both September 30, 2002 and December 31, 2002. The net book value of goodwill was impacted by $623.7 million of impairment charges (before taxes) recorded during fiscal 2002.

        In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent purchase price payments to Aetna which may total up to $60.0 million annually over the five-year period subsequent to closing. The Company paid $60.0 million to Aetna for each of the first four years subsequent to closing, including $60.0 million paid in fiscal 2002, and accrued the final payment in June 2002. This payment is due in February of 2003. As part of the Company's restructuring plan discussed in Note A—"Company Overview", the Company is seeking modification of its remaining contingent purchase price obligation to Aetna.

Intangible Assets, Net

        Intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. The following is a summary of acquired intangibles and the net book value at December 31, 2002 (in thousands):

Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	$109,975	$(46,967)	$63,008
Provider networks	6,210	(1,050)	5,160
Trademarks and copyrights	3,984	(3,382)	602

	$120,169	$(51,399)	$68,770

        Amortization expense for the quarter ended December 31, 2002 was $4.9 million.

NOTE E—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2002 and December 31, 2002 is as follows (in thousands):

	September 30, 2002	December 31, 2002
Credit Agreement:
Revolving Facility (4.9375% at December 31, 2002) due through fiscal 2004	$45,000	$45,000
Term Loan Facility (5.6875% to 5.9375% at December 31, 2002) due through fiscal 2006	116,127	115,762
9.375% Senior Notes due fiscal 2008	250,000	250,000
9.0% Senior Subordinated Notes due fiscal 2008	625,000	625,000
1.20% to 10.0% capital lease obligations due through fiscal 2014	13,227	12,396

	1,049,354	1,048,158
Less amounts due within one year	18,123	22,140
Less long-term amounts classified as current (see below)	1,021,535	1,016,794

	$9,696	$9,224

        In addition, at February 7, 2003, the Company had outstanding $75.3 million of letters of credit and $14.1 million of surety bonds.

        See Note A—"Company Overview" for discussion regarding the existence of defaults under the Credit Agreement that have resulted in the acceleration of the obligations thereunder. All of the Company's long-term debt from the Credit Agreement, Senior Notes and Subordinated Notes has been classified as a current liability in the accompanying unaudited condensed consolidated balance sheets due to such acceleration under the Credit Agreement and acceleration rights under the Indentures for the Senior Notes and Subordinated Notes.

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

        The Credit Agreement, as amended, contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments (including the indentures for the Senior Notes and the Subordinated Notes), pay dividends, create liens on assets, make investments, make loans or advances, redeem or repurchase common stock, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined therein), including minimum coverage ratios, maximum leverage ratios, and maximum senior debt ratios.

        Through September 30, 2002, the interest rates per annum applicable to the loans under the Credit Agreement, as amended, were fluctuating rates of interest measured by reference to either at the Company's election, (a) an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the JP Morgan Chase Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1 percent) plus a borrowing margin. During the term of the October Waiver and the January Waiver, the borrowing margins applicable to loans under the Revolving Facility were 2.5 percent for ABR loans and 3.5 percent for LIBOR loans, and the borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan were 3.25 percent and 3.5 percent, respectively, for ABR loans and 4.25 percent and 4.5 percent, respectively, for LIBOR loans. The January Waiver amended the Credit Agreement such that the LIBOR interest rate option is no longer available to the Company for any loans which are incurred or roll over after January 1, 2003. The Company's interest expense under the Credit Agreement will increase because interest on such loans will now be based on the ABR rate plus the applicable borrowing margin rather than the LIBOR rate plus the applicable borrowing margin which have historically been lower. Subsequent to the expiration of the January Waiver, the borrowing margins applicable to ABR loans under the Revolving Facility were 2.0 percent and under the Tranche B Term Loan and the Tranche C Term Loan were 2.75 percent and 3.00 percent, respectively. In addition, as a result of the Company's defaults under the Credit Agreement in January 2003, as discussed in Note A—"Company Overview", the Company must pay an additional 2.00 percent in default interest above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility.

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

        In fiscal 2001, the Company issued $250.0 million of 9.375% Senior Notes which mature on November 15, 2007 and are general senior unsecured obligations of the Company. Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, commencing on November 15, 2001. The gross proceeds of $250.0 million from the issuance and sale of the Senior Notes were used to repay indebtedness outstanding under the Company's Term Loan Facilities as follows: $99.6 million under Tranche A Term Loans, $75.2 million under Tranche B Term Loans, and $75.2 million under Tranche C Term Loans. The Company incurred $9.9 million of issuance costs associated with the issuance and sale of the Senior Notes. These costs were capitalized and the unamortized balance of these costs is included in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

        The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not exchanged the Senior Notes by the required date and therefore is subject to penalty interest.

Penalty interest is calculated at the rate of $0.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged. The Company incurred $1.9 million in penalty interest in fiscal 2002, with $27 thousand of penalty interest being incurred during the first quarter of fiscal 2002. The Company incurred $0.6 million of penalty interest during the quarter ended December 31, 2002. The Senior Notes have not been exchanged for registered securities as of the date of filing of this Form 10-Q. In addition, defaults exist under the indentures for the Senior Notes and the Subordinated Notes, as discussed in Note A—"Company Overview", and as a result the Company must pay an additional 1.00 percent in default interest above the rates otherwise applicable to the Senior Notes and the Subordinated Notes.

NOTE F—Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30, 2002	December 31, 2002
HAI contingent purchase price	$60,000	$60,000
Other	173,813	157,837

	$233,813	$217,837

NOTE G—Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended December 31,
	2001	2002
Numerator:
Income from continuing operations	$8,740	$10,829
Less preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,218	1,379

Income from continuing operations available to common stockholders—basic	7,522	9,450
Add: presumed conversion of redeemable preferred stock	1,218	1,379

Income from continuing operations available to common stockholders—diluted	$8,740	$10,829

Denominator:
Weighted average common shares outstanding—basic	34,670	35,139
Common stock equivalents—stock options	1,100	—
Common stock equivalents—warrants	5	—
Common stock equivalents—redeemable preferred stock	6,300	6,300

Weighted average common shares outstanding—diluted	42,075	41,439

Income from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.22	$0.27

Diluted (diluted numerator/diluted denominator)	$0.21	$0.26

        Conversion of the redeemable preferred stock (see Note M—"Redeemable Preferred Stock") was presumed outstanding for the three months ended December 31, 2001 and 2002. Additionally,

redemption of the TPG series "A" option (see Note M—"Redeemable Preferred Stock") was not presumed for the three months ended December 31, 2001 due to the anti-dilutive effect. The Option expired, without being exercised, on August 19, 2002. Certain stock options and warrants which were outstanding during the three months ended December 31, 2001 and 2002, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE H—Investments in Unconsolidated Subsidiaries

        Choice Behavioral Health Partnership.    Prior to October 29, 2002, the Company was a 50 percent partner in Choice Behavioral Health Partnership ("Choice"), a general partnership, with Value Options, Inc. Choice is a managed behavioral healthcare company which derives all of its revenues from a subcontract with a health plan that contracts with TRICARE. The contract expires on June 30, 2003. The Company accounted for its investment in Choice using the equity method. As of September 30, 2002, the Company's investment in Choice was $1.6 million. The Company's equity in earnings of Choice for the quarters ended December 31, 2001 and 2002 was $3.0 million and $0.8 million, respectively. The Company received $2.1 million and $2.3 million in partnership distributions from Choice for the three months ended December 31, 2001 and 2002, respectively. The remaining undistributed income from Choice is $0.2 million as of December 31, 2002, which is expected to be collected by June 2003.

        Choice's subcontract with respect to TRICARE has similar provisions as the Company's TRICARE arrangements and Choice's accounting policies for its TRICARE subcontract are the same as those described for the Company (See Note B—"Summary of Significant Accounting Policies"). During the second quarter of fiscal 2001, Choice and its contractor agreed to a settlement of a joint appeal regarding incorrect data provided and contractual issues related to the initial bidding process, resulting in Choice receiving approximately $50.0 million. Approximately $1.4 million of the $50.0 million settlement is recorded as deferred revenue at December 31, 2002 and will be fully recognized by June 2003, based on the terms of the settlement.

        Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150.0 thousand per month for the extension period up to a maximum of twelve months. During the quarter ended December 31, 2002, the Company recognized revenue of $3.3 million related to amounts earned under this agreement subsequent to the withdraw date.

        Premier Behavioral Systems, LLC.    Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2002 and December 31, 2002 was $3.1 million and $3.2 million, respectively. The Company's equity in losses of Premier for the three months ended December 31, 2001 was $0.7 million and its equity in income for the three months ended December 31, 2002 was $0.1 million. The Company did not receive a partnership distribution from Premier for the quarters ended December 31, 2001 and 2002. In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to the Company for up to six months. In December 2002, Premier signed a contract amendment to extend the Premier contract through February 28, 2003 with four potential one-month extensions through June 30, 2003. It is uncertain as to what will happen to the Premier membership after this contract amendment expires;

however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the TennCare program. The Company's direct contract with the State of Tennessee executed in May 2002 is otherwise not materially affected by the changes with the Premier contract.

        Royal Health Care, LLC.    The Company owns a 37.1 percent interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2002 and December 31, 2002 was $8.5 million and $8.8 million, respectively. The Company's equity in earnings of Royal for the quarters ended December 31, 2001 and 2002 was $0.8 million and $1.2 million, respectively. The Company received $0.7 million and $0.9 million in partnership distributions from Royal for the three months ended December 31, 2001 and 2002, respectively.

NOTE I—Discontinued Operations

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

Specialty Managed Healthcare Segment

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into in connection with the specialty managed healthcare segment; however, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at December 31, 2002.

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

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activity related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three months ended December 31, 2001 and 2002. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations. The summarized results of the discontinued operations segments are as follows (in thousands):

	Three Months Ended December 31, 2001	Three Months Ended December 31, 2002
Healthcare Provider and Franchising Segments
Net revenue(1)	$1,918	$631

Salaries, cost of care and other operating expenses(4)	1,678	(605)
Depreciation and amortization	—	—
Other expenses (income)(2)(3)	(738)	433

Net income	$978	$803

Speciality Managed Healthcare Segment
Net revenue	$—	$—

Salaries, cost of care and other operating expenses	—	—
Depreciation and amortization	—	—
Other expenses	—	—

Net income	$—	$—

Human Services Segment
Net revenue	$—	$—

Salaries, cost of care and other operating expenses	—	—
Depreciation and amortization	—	—
Other expenses (income)(2)(3)	—	(97)

Net income	$—	$97

Discontinued Operations—Combined
Net revenue	$1,918	$631

Salaries, cost of care and other operating expenses	1,678	(605)
Depreciation and amortization	—	—
Other expenses (income)	(738)	336

Net income	$978	$900

(1)
Amounts represent positive settlements of certain outstanding Medicare and Medicaid cost reports.
(2)
Interest expense has not been allocated to discontinued operations.
(3)
Includes provision (benefit) for income taxes, minority interest and (income) loss from disposal of discontinued operations.
(4)
Amount for the three months ended December 31, 2002 primarily represents changes in estimates of certain legal fee accruals.

        The remaining assets and liabilities of the healthcare provider and franchising segments at December 31, 2002 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) accounts receivable of $0.6 million; (iv) investment in provider joint ventures of $2.4 million; (v) hospital-based real estate of $3.4 million; (vi) long-term debt of $6.4 million related to the hospital-based real estate; and (vii) accounts payable and accrued liabilities of $7.7 million.

        The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to the operating and business practices of the healthcare provider segment prior to June 17, 1997. See Note J—"Commitments and Contingencies".

        The remaining assets and liabilities of the specialty managed healthcare segment at December 31, 2002 include, among other things, (i) reserve related to the discontinuance of operations of $5.8 million and (ii) accounts payable and accrued liabilities of $0.4 million.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance September 30, 2002	Additions	Payments	Balance December 31, 2002
Lease exit costs	$6,106	$—	$(297)	$5,809

NOTE J—Commitments and Contingencies

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

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. During the first and second quarters of fiscal 2003, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California and the State of Tennessee and Premier agreed to an arrangement under which the State may exercise additional supervision over the affairs of Premier. In addition, the State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize TBH, the subsidiary of the Company that holds the direct contract with the State of Tennessee. After discussions between the parties, the Tennessee Order was dissolved and TBH is operating under an agreed notice of administrative supervision. Under this arrangement, the State may exercise additional supervision over TBH's affairs.

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

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released February 20, 2003. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation has not been released, the Company has taken steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The compliance date for this regulation is expected to be April 21, 2005.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $0.7 million in operating costs for each of the three months ended December 31, 2001 and 2002. Capital expenditures related to HIPAA were $0.7 million for the three months ended December 31, 2002, with no capital expenditures incurred during the three months ended December 31, 2001. Management estimates that the Company will incur approximately $4.0 million to $5.0 million in operating expenditures and approximately $3.0 million to $4.0 million in capital expenditures during the remaining nine months of fiscal 2003 related to HIPAA.

Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of a court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court.

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

Unclaimed Property

        Several states have initiated audits of the Company's filings related to unclaimed property under escheat laws. A single firm that specializes in unclaimed property audits is conducting the audits on behalf of such states. In general, state escheat statutes allow the examination of unclaimed property filings to extend back 10 years or more. The Company has recorded estimated reserves for potential unclaimed property liabilities pertaining to its continuing operations. The Company is also analyzing its potential unclaimed property exposure related to discontinued operations. However, such amounts are not considered probable and estimable at this time, and no discontinued operations reserves related to unclaimed property have been recorded at December 31, 2002.

NOTE K—Managed Care Integration Plan and Special Charges

Integration Plan

        During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its managed behavioral care organizations and specialty managed care organizations (the "Integration Plan") that resulted in the elimination of certain duplicative functions, closure of facilities and standardized business practices and information technology platforms. As of December 31, 2002, the remaining Integration Plan liability balance represents the estimated net lease payments related to one leased office facility. The following table provides a roll-forward of remaining liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Balance December 31, 2002
Facility closing costs	$648	$(26)	$622

Special Charges

        During fiscal 2000 the Company incurred special charges related to the closure of certain provider offices and restructuring of the corporate function and certain managed behavioral healthcare office sites. The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Balance December 31, 2002
Employee severance and termination benefits	$21	$(21)	$—
Lease termination and other costs	2,148	(258)	1,890

	$2,169	$(279)	$1,890

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $4.5 million being recorded during the three months ended December 31, 2001. The special charges for fiscal 2002 consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The majority of the employee termination costs will be paid in full by March 31, 2003. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities terminate at various dates through fiscal 2006. At December 31, 2002, outstanding liabilities of $1.3 million related to the 2002 Restructuring Plan are included in "accrued liabilities" in the accompanying consolidated balance sheets. The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Adjustments(1)	Balance December 31, 2002
Employee severance and termination benefits	$1,490	$(602)	$(65)	$823
Lease termination and other costs	876	(158)	(282)	436

	$2,366	$(760)	$(347)	$1,259

(1)
Upon reevaluation of reserves related to the restructuring plan, the Company reduced the severance and lease reserves, with the reduction in lease reserves attributable to lease buyouts obtained on office space previously leased by the Company.

        In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of (a) $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities, and other associated activities. At September 30, 2002 outstanding liabilities related to ABI totaled $3.4 million.

        During the three months ended December 31, 2002, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $2.0 million to terminate 171 employees that comprised both field operational and corporate personnel, and (b) $0.5 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $2.0 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in the first quarter of fiscal 2003, with 71 of the terminations completed by December 31, 2002. The employee termination costs accrued during the first quarter of fiscal 2003 will be paid in full by June 30, 2003. The other special charges primarily represent costs to downsize and close two leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2005 through fiscal 2008. At December 31, 2002, outstanding liabilities of $3.1 million related to ABI are included in "accrued liabilities" in the accompanying unaudited condensed consolidated balance sheets. The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance September 30, 2002	Additions	Payments	Balance December 31, 2002
Employee severance and termination benefits	$2,485	$2,040	$(2,562)	$1,963
Lease termination and other costs	957	455	(296)	1,116

	$3,442	$2,495	$(2,858)	$3,079

        Implementation of ABI resulted in additional incremental costs that were expensed as incurred in accordance with Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Special charges for the three months ended December 31, 2002 includes $1.8 million for the cost of outside consultants, costs for relocating closed office contents and other associated activities.

NOTE L—Business Segment Information

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

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended December 31, 2001
Net revenue	$261,244	$55,762	$127,836	$—	$444,842
Cost of care	152,430	18,315	104,926	—	275,671
Direct service costs	45,514	21,099	10,087	—	76,700
Other operating expenses	—	—	—	42,722	42,722
Equity in (earnings) loss of unconsolidated subsidiaries	(3,831)	—	654	—	(3,177)
Segment profit (loss)	$67,131	$16,348	$12,169	$(42,722)	$52,926
Three Months Ended December 31, 2002
Net revenue	$237,100	$56,337	$152,453	$—	$445,890
Cost of care	137,489	18,416	125,805	—	281,710
Direct service costs	34,698	19,911	10,855	—	65,464
Other operating expenses	—	—	—	44,259	44,259
Equity in (earnings) loss of unconsolidated subsidiaries	(1,993)	—	(145)	—	(2,138)
Segment profit (loss)	$66,906	$18,010	$15,938	$(44,259)	$56,595

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended December 31,
	2001	2002
Segment profit	$52,926	$56,595
Depreciation and amortization	(11,190)	(14,380)
Interest, net	(22,409)	(24,323)
Special charges	(4,485)	(3,907)

Income from continuing operations before income taxes and minority interest	$14,842	$13,985

NOTE M—Redeemable Preferred Stock

        TPG Investment.    On December 15, 1999, TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock (the "TPG Investment"). The Option expired, without being exercised, on August 19, 2002. Net proceeds from issuance of the Series A Preferred Stock were $54.8 million. Approximately 50 percent of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50 percent of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5 percent per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock accumulate. Accumulated dividends are payable only in cash. No dividends have been paid to the holders of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Series A Preferred Stock, plus accrued and unpaid dividends thereon, must be redeemed by the Company on December 15, 2009.

        TPG has three representatives on the Company's eight-member Board of Directors.

        The TPG Investment is reflected under the caption "redeemable preferred stock" in the Company's condensed consolidated balance sheets as follows (in thousands):

	September 30, 2002	December 31, 2002
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	12,585	13,828
Fair value of Series A Option at issuance	3,366	3,366
Issuance costs	(5,419)	(5,447)
Accumulated amortization of issuance costs	1,463	1,599

	$67,692	$69,043

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. When used in this Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Proposed Financial Restructuring

        As more fully discussed under Note A—"Company Overview" in the unaudited condensed consolidated financial statements set forth elsewhere herein and under "Outlook—Liquidity and Capital Resources" below, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of December 31, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meet its current operating obligations, the Company does not have sufficient cash on hand or the ability to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended, (the "Credit Agreement") to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. On February 4, 2003 the Company received a letter from JPMorgan Chase Bank (in its capacity as administrative agent under the Credit Agreement) which invokes Sections 10.03 and 10.09 of the indenture relating to the Subordinated Notes. As a result, the Company will not make the scheduled interest payment on the Subordinated Notes which is due February 17, 2003. In addition, in January 2003 the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc. ("TBH"), one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a default has occurred and is continuing under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). This acceleration also constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes which gives the holders of such notes the right to accelerate the obligations thereunder. In February 2003, the Tennessee Order was dissolved and TBH is operating under an agreed notice of administrative supervision. Although the Tennessee Order has been dissolved, the default resulting from the entry of the order has not been waived, and therefore the obligations under the Credit Agreement remain accelerated. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003, certain events of default exist with respect to certain financial covenants that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. In addition, defaults exist under the Credit Agreement as the Company has made investments in non-guarantor entities of the Company when such investments are prohibited during the existence of a default or event of default under the

Credit Agreement. Such additional defaults could result in acceleration of the obligations of the Credit Agreement and, as a result, acceleration of the Company's other indebtedness.

Business Overview

        Over the past three years, the Company has exited non-core businesses and focused on its core managed behavioral healthcare business. APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The income (loss) the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        The Company currently is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral health professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through:(i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At December 31, 2002, the Company managed the behavioral healthcare benefits of approximately 67.4 million individuals.

        Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

        Health Plans.    The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. During the quarters ended December 31, 2001 and 2002 the Company derived approximately $78.8 million and $54.8 million, respectively, of net revenue from its contracts with Aetna, Inc. ("Aetna"), with the majority of such revenue associated with the health plans segment. The decline in Aetna revenue of approximately $24.0 million in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during calendar year 2002 in an effort to exit less profitable businesses. Aetna has announced its expectation that its membership may be further reduced during calendar 2003. The Company is not fully aware of which members Aetna expects will terminate, if any, or which products such members currently receive. Therefore, the Company cannot reasonably estimate the amount by which revenue will be further reduced as a result of these membership reductions. The current Aetna contract extends through December 31, 2003.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $8.3 million and $8.9 million in the quarters ended December 31, 2001 and 2002, respectively. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $12.7 million and $14.0 million in the quarters ended December 31, 2001 and 2002, respectively. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        Choice Behavioral Health Partnership ("Choice"), in which the Company previously had a 50 percent interest, also is a subcontractor with respect to TRICARE. All of Choice's revenues are derived from its subcontract with respect to TRICARE. Such subcontract expires June 30, 2003. Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150.0 thousand per month for the extension period up to a maximum of twelve months. See Note H—"Investment in Unconsolidated Subsidiaries" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

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

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier Behavioral Systems of Tennessee, LLC ("Premier") a joint venture in which the Company owns a 50 percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $60.0 million and $63.0 million of consolidated net revenue in the quarters ended December 31, 2001 and 2002, respectively, and such contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling

$33.6 million and $34.6 million for the quarters ended December 31, 2001 and 2002, respectively. In January 2003, the State of Tennessee's Department of Commerce and Insurance sought and received the Tennessee Order on an ex parte basis to seize TBH, the subsidiary of the Company that holds the direct contract with the State of Tennessee. After discussions between the parties, the Tennessee Order was dissolved and TBH is operating under an agreed notice of administrative supervision. Under this arrangement, the State may exercise additional supervision over TBH's affairs.

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

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $36.0 million and $56.2 million for the quarters ended December 31, 2001 and 2002, respectively.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

Certain Critical Accounting Policies and Estimates

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

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended December 31, 2001 and 2002 approximated $390.3 million and $392.0 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $3.4 million and $1.0 million, for the three months ended December 31, 2001 and 2002, respectively.

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

        The Company recorded estimated liabilities of approximately $0.4 million and estimated receivables of approximately $3.6 million as of December 31, 2001 and 2002, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Property and Equipment.    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use." Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software.

        Goodwill.    As of October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's unaudited condensed consolidated statement of operations for the first quarter of fiscal 2002. The results of operations previously reported for the quarter ended December 31, 2001 have been restated herein, as permitted, to reflect the cumulative effect of the adoption of SFAS 142.

        Intangible Assets.    At December 31, 2002, the Company had identifiable intangible assets (primarily customer agreements and lists, provider networks and trademarks and copyrights) of approximately $68.8 million, net of accumulated amortization of $51.4 million. During the quarter ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in reducing the remaining useful lives of certain customer agreements and lists and provider networks. Such reductions were made reflective of management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the current year quarter by $1.8 million and to reduce net income for the current year quarter by $1.8 million or $0.04 per diluted share. The remaining estimated useful lives at December 31, 2002, of the customer agreements and lists, provider networks, and trademarks and copyrights range from one to eighteen years.

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of." Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of December 31, 2002. The Company's assessment under SFAS 121 also included goodwill prior to adoption of SFAS 142 on October 1, 2001. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, in the event the proposed financial restructuring is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, the Company may be required to apply fresh start reporting under which its assets and liabilities would be recorded at their then fair values. This could result in a significant write-down of the Company's remaining long-lived assets.

        Medical Claims Payable.    Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

        Income Taxes.    The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Company recorded significant additional valuation allowances on deferred tax assets in fiscal 2002. As of September 30, 2002 and December 31, 2002 the Company's deferred tax assets were fully reserved.

        Recent Accounting Pronouncements.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently accounts for all exit or disposal activities under EITF No. 94-3. While this standard will have no impact on amounts previously recorded under EITF 94-3, it would change how the Company records restructuring charges in the future.

        In June 2001, the FASB issued SFAS 142. The Company early adopted this accounting standard in the first quarter of fiscal 2002, as permitted. See Note B—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein for a description of SFAS 142 and the impact of its implementation to the Company.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest ("Segment Profit"). See Note L—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended December 31, 2001
Net revenue	$261.2	$55.8	$127.8	$—	$444.8
Cost of care	152.4	18.4	104.9	—	275.7
Direct service costs	45.5	21.1	10.1	—	76.7
Other operating expenses	—	—	—	42.7	42.7
Equity in (earnings) loss of unconsolidated subsidiaries	(3.8)	—	0.6	—	(3.2)
Segment profit (loss)	$67.1	$16.3	$12.2	$(42.7)	$52.9
Three Months Ended December 31, 2002
Net revenue	$237.1	$56.3	$152.5	$—	$445.9
Cost of care	137.5	18.4	125.8	—	281.7
Direct service costs	34.7	19.9	10.9	—	65.5
Other operating expenses	—	—	—	44.2	44.2
Equity in earnings of unconsolidated subsidiaries	(2.0)	—	(0.1)	—	(2.1)
Segment profit (loss)	$66.9	$18.0	$15.9	$(44.2)	$56.6

Quarter ended December 31, 2002 ("Current Year Quarter"), compared to the same period of fiscal 2002 ("Prior Year Quarter")

Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 9.2 percent or $24.1 million to $237.1 million for the Current Year Quarter from $261.2 million for the Prior Year Quarter. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $23.6 million, terminated contracts of $14.4 million, lower performance revenue of $3.0 million (see below) and contract changes (mainly risk to non-risk) of $4.2 million, which decreases were partially offset by net increases in rates of

$11.1 million, net increased membership from existing customers (excluding Aetna) of $4.7 million, new business of $2.4 million, and other net changes.

        Performance-based revenues for the Health Plans segment were $3.6 million and $0.6 million in the fiscal 2002 and 2003 periods, respectively. The decrease is primarily due to the Prior Year Quarter including performance revenue for a contract that no longer has performance revenue terms.

        Cost of Care.    Cost of care decreased by 9.8 percent or $14.9 million to $137.5 million for the Current Year Quarter from $152.4 million for the Prior Year Quarter. The decrease in cost of care is mainly due to decreased membership from Aetna of $15.1 million, terminated contracts of $9.0 million, net contract changes (mainly risk to non-risk) of $2.8 million, favorable prior fiscal year medical claims development during fiscal 2003 of $1.3 million, and unfavorable prior fiscal year medical claims development during fiscal 2002 of $4.6 million, which decreases were partially offset by estimated higher care trends of $13.2 million, net increased membership from existing customers of $3.7 million, and new business of $1.0 million. Excluding the impact of prior fiscal year medical claims development, cost of care increased as a percentage of risk revenue from 66.1 percent in the fiscal 2002 period to 68.7 percent in the fiscal 2003 period, mainly due to higher care trends experienced in the fiscal 2003 period, partially offset by rate and other revenue increases since the fiscal 2002 period.

        Direct Service Costs.    Direct service costs decreased by 23.7 percent or $10.8 million to $34.7 million for the Current Year Quarter from $45.5 million for the Prior Year Quarter. The decrease in direct service costs is due to lower costs required to support the Company's decrease in net membership, and due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. Direct service costs decreased as a percentage of revenue from 17.4 percent for the fiscal 2002 period to 14.6 percent for the fiscal 2003 period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased 47.4 percent or $1.8 million to $2.0 million for the Current Year Quarter from $3.8 million for the Prior Year Quarter. The decrease in equity in earnings of unconsolidated subsidiaries mainly relates to the Company's withdrawal from the Choice partnership as of the end of October 2002.

Workplace.

        Net Revenue.    Net revenue related to the Workplace segment increased by 0.9 percent or $0.5 million to $56.3 million for the Current Year Quarter from $55.8 million for the Prior Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $0.8 million partially offset by other net changes.

        Cost of Care.    Cost of care remained constant at $18.4 million for the Current Year Quarter and the Prior Year Quarter. Increases in cost of care due to net increased membership from existing customers of $0.6 million, and higher care trends of $0.2 million, were entirely offset by favorable prior fiscal year medical claims development during fiscal 2003 of $0.8 million. Excluding the impact of prior fiscal year medical claims development, cost of care increased as a percentage of risk revenue from 40.8 percent in the fiscal 2002 period to 43.3 percent in the fiscal 2003 period, mainly due to higher care trends experienced in the fiscal 2003 period and due to changes in business mix.

        Direct Service Costs.    Direct service costs decreased by 5.7 percent or $1.2 million to $19.9 million for the Current Year Quarter from $21.1 million for the Prior Year Quarter. As a percentage of revenue, direct service costs decreased from 37.8 percent for the fiscal 2002 period to 35.3 percent for the fiscal 2003 period. The aforementioned changes in direct service costs are mainly due to cost reduction efforts undertaken by the Company.

Public.

        Net Revenue.    Net revenue related to the Public segment increased by 19.3 percent or $24.7 million to $152.5 million for the Current Year Quarter from $127.8 million for the Prior Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $17.3 million, net rate increases of $6.2 million and other net changes.

        Cost of Care.    Cost of care increased by 19.9 percent or $20.9 million to $125.8 million for the Current Year Quarter from $104.9 million for the Prior Year Quarter. The increase in cost of care is mainly due to net increased membership from existing customers of $14.0 million and higher care trends of approximately $8.5 million, which increases were partially offset by favorable prior fiscal year medical claims development during fiscal 2003 of $1.6 million. Excluding the impact of prior fiscal year medical claims development, as a percentage of risk revenue, cost of care increased from 86.3 percent for the fiscal 2002 period to 87.4 percent for the fiscal 2003 period mainly due to higher care trends experienced in the fiscal 2003 period, partially offset by rate and other revenue increases in the fiscal 2003 period.

        Direct Service Costs.    Direct service costs increased by 7.9 percent or $0.8 million to $10.9 million for the Current Year Quarter from $10.1 million for the Prior Year Quarter. The increase in direct service costs is primarily due to higher costs required to support the Company's increase in net membership, partially offset by cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs decreased from 7.9 percent for the fiscal 2002 period to 7.1 percent for the fiscal 2003 period, primarily due to the Company's ability to control the rate of increase of direct service costs associated with membership growth and due to the Company's cost reduction efforts.

        Equity in earnings (loss) of unconsolidated subsidiaries.    Equity in earnings (loss) of unconsolidated subsidiaries for Public increased $0.7 million to $0.1 million for the Current Year Quarter from $(0.6) million for the Prior Year Quarter. The Public segment's investment in unconsolidated subsidiary relates to Premier. The improvement is primarily due to favorable rate changes partially offset by unfavorable care trends.

Corporate and Other.

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment increased by 3.5 percent or $1.5 million to $44.2 million for the Current Year Quarter from $42.7 million for the Prior Year Quarter. As a percentage of total net revenue, other operating costs increased from 9.6 percent for the Prior Year Quarter to 9.9 percent for the Current Year Quarter. These variances are mainly due to approximately $3.2 million of expenses incurred in the Current Year Quarter in relation to the Company's financial restructuring efforts, partially offset by the Company's cost reduction efforts.

        Depreciation and Amortization.    Depreciation and amortization increased by 28.6 percent or $3.2 million to $14.4 million for the Current Year Quarter from $11.2 million for the Prior Year Quarter. The increase is partially due to $1.8 million of additional amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002. The remaining increase is primarily due to higher depreciation expense associated with fixed asset addition activity.

        Interest, Net.    Net interest expense increased by 8.5 percent or $1.9 million to $24.3 million for the Current Year Quarter from $22.4 million for the Prior Year Quarter. The increase in net interest expense is partially due to the inclusion in the Current Year Quarter of $0.6 million in penalty interest due to the non-registration of the Senior Notes, as discussed in Note E—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The remaining increase in net interest expense is mainly due to higher borrowing levels on the Company's revolving line of credit, higher amortization of deferred financing costs and lower invested cash and investment balances during the Current Year Quarter.

        Other Items.    The Company recorded special charges of $4.5 million and $3.9 million in the Prior Year Quarter and the Current Year Quarter, respectively. The special charges related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note K—"Managed Care Integration Plan and Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

        Income Taxes.    The Company's effective income tax rate decreased to 22.4 percent for the Current Year Quarter from 41.0 percent for the Prior Year Quarter. The Current Year Quarter effective rate is less than federal statutory rates primarily due to the realization of certain previously reserved deferred tax assets. The Prior Year Quarter effective rate exceeds federal statutory rates primarily due to state income tax provision.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Three Months Ended December 31,
	2001	2002
Healthcare provider and franchising segments	$158	$803
Specialty managed healthcare segment	—	—
Human services segment	—	—

	$158	$803

        Income from the healthcare provider and franchising segments for the Current Year Quarter is a result of changes in estimates of certain legal fee accruals of $0.9 million (pre-tax), as well as the result of the positive settlement of outstanding Medicare and Medicaid cost reports of $0.7 million (pre-tax), offset by the cost of collections, legal fees and other costs of exiting the business. Income from the healthcare provider and franchising segments for the Prior Year Quarter is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $1.9 million (pre-tax), offset by the cost of collections, lease termination payments, legal fees and other costs of exiting the business. See Note I—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the gain on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended December 31,
	2001	2002
Healthcare provider and franchising segments	$820	$—
Specialty managed healthcare segment	—	—
Human services segment	—	97

	$820	$97

        The Current Year Quarter gain on disposal related to the human services segment relates to a favorable adjustment of self insurance reserves on a pre-tax basis of approximately $0.2 million. During the Prior Year Quarter, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV") for $7.6 million, less selling costs of $0.1 million. This resulted in the Company receiving $3.5 million in cash and recording a pre-tax gain in the healthcare provider and franchising segments of approximately $1.3 million.

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

        Based upon the Company's financial condition and due to the status of its financial restructuring activities, the Company anticipates a reduction in fiscal 2003 revenue from lost customer contracts at a higher rate than it has experienced in prior fiscal years. Such anticipated losses include one of the TRICARE contracts as previously discussed. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Furthermore, the Company's financial condition is expected to result in limited opportunities for the Company to sell new business until at least such time as its financial restructuring activities would be completed.

        Interest Rate Risk.    The Company had $160.8 million of total debt outstanding under the Credit Agreement at December 31, 2002. Debt under the Credit Agreement bears interest at variable rates. Historically, the Company has elected the interest rate option under the Credit Agreement that is an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin, which prior to the October Waiver (defined below), was 3.00 percent for Revolving Loans, 3.75 percent for Tranche B Loans and 4.00 percent for Tranche C Loans. Under the agreement entered into by the Company and the lenders under the Credit Agreement (the "Lenders") on October 25, 2002 (the "October Waiver"), the borrowing margin increased by 0.5 percent. On January 1, 2003, the Company entered into an amendment and waiver (the "January Waiver"), under which the LIBOR-based interest rate option is no longer available to the Company and the interest on such loans is now based on the prime rate plus a borrowing margin. The prime rate option has historically been higher than the LIBOR-based option. Upon the expiration of the January Waiver on January 15, 2003, the 0.5 percent increase mentioned above is no longer in effect.

        The one month LIBOR-based Eurodollar rate was 1.80 percent on December 31, 2001 and 1.30 percent on December 31, 2002. The prime rate was 4.75 percent on December 31, 2001 and 4.25 percent on December 31, 2002. Currently, the Company's interest rates for the loans under the Credit Agreement are based on the prime rate plus a borrowing margin of 2.00 percent for Revolving Loans, 2.75 percent for the Tranche B Loans and 3.00 percent for Tranche C Loans. In addition, because the Company is in default under the Credit Agreement, as discussed in Note A—"Company Overview" in the unaudited condensed consolidated financial statements set forth elsewhere herein, the Company must pay an additional 2.00 percent in default interest. Based on December 31, 2002 borrowing levels under the Credit Agreement, a 0.25 percent increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. The Company's earnings could be adversely affected by increases in interest rates. In addition, the interest rates to be paid under any new facility to be entered into pursuant to a debt restructuring, if any, could be higher than rates historically paid by the Company under the Credit Agreement.

        Operating Restructuring Activities.    In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and $1.0 million to downsize and close excess facilities, and other associated activities. At September 30, 2002 outstanding liabilities related to ABI totaled $3.4 million.

        During the three months ended December 31, 2002, the Company continued the ABI initiative, which resulted in the recognition of special charges of $2.0 million to terminate 171 employees that comprised both field operational and corporate personnel, and $0.5 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $2.0 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in the first quarter of fiscal 2003, with 71 of the terminations completed by December 31, 2002. The employee termination costs accrued during the first quarter of fiscal 2003 will be paid in full by June 30, 2003. The other special charges primarily represent costs to downsize and close two leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2005 through fiscal 2008. At December 31, 2002, outstanding liabilities of $3.1 million related to ABI are included in "accrued liabilities" in the accompanying unaudited condensed consolidated balance sheets.

        Implementation of ABI also resulted in additional costs of $1.8 million in the quarter ended December 31, 2002 for outside consultants, office relocation and other associated activities. The Company is currently exploring additional business improvement initiatives which it intends to begin implementing during fiscal 2003. The Company cannot estimate at this time the additional costs it will incur to implement any such initiatives in fiscal 2003 and beyond. However, such costs could be material.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002 with special charges of $4.5 million being recorded during the three months ended December 31, 2001. The fiscal 2002 special charges consisted of $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $6.3 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The majority of the employee termination costs will be paid in full by March 31, 2003. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities terminate at various dates through fiscal 2006. At December 31, 2002, outstanding liabilities of $1.3 million related to the 2002 Restructuring Plan are included in "accrued liabilities" in the accompanying unaudited condensed consolidated balance sheets.

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

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was originally expected to be released shortly after the privacy regulation. It is now expected to be released February 20, 2003. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation has not been released, the Company has taken steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The compliance date for this regulation is expected to be April 21, 2005.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $0.7 million in operating costs for each of the three months ended December 31, 2001 and 2002. Capital expenditures related to HIPAA were $0.7 million for the three months ended December 31, 2002, with no capital expenditures incurred during the three months ended December 31, 2001. Management estimates that the Company will incur approximately $4.0 million to $5.0 million in operating expenditures and approximately $3.0 million to $4.0 million in capital expenditures during the remaining nine months of fiscal 2003 related to HIPAA.

Historical Liquidity and Capital Resources

        Operating Activities    The Company's net cash provided by operating activities was $24.1 million and $28.0 million for the three months ended December 31, 2001 and 2002, respectively. The increase in operating cash flows from the prior year quarter to the current year quarter is primarily due to the Company's improved operating results. The Company reported segment profit of $52.9 million and $56.6 million for the three months ended December 31, 2001 and 2002, respectively.

        Investing Activities    The Company utilized $6.0 million and $8.4 million in funds during the three months ended December 31, 2001 and 2002, respectively, for capital expenditures. Capital expenditures increased 40.0 percent or $2.4 million from the prior year period to the current year period. This increase is largely attributable to capital expenditures incurred in the current year period related to the new operating facility located in Maryland Heights, Missouri. Other capital expenditures relate to management information systems and related equipment.

        During the prior year period, the Company sold its remaining provider joint venture receiving $3.5 million in proceeds that resulted in an after-tax gain from discontinued operations of approximately $0.8 million.

        Financing Activities    During the three months ended December 31, 2002, the Company repaid $0.4 million of indebtedness outstanding under the Term Loan Facility (as defined herein), made payments on capital lease obligations of $0.8 million and incurred approximately $1.9 million to obtain waivers of financial covenants under its Credit Agreement.

        During the three months ended December 31, 2001, the Company repaid $0.4 million of indebtedness outstanding under the Term Loan Facility, made payments on capital lease obligations of $0.6 million and incurred additional fees of approximately $1.3 million primarily related to an amendment to the Credit Agreement.

Outlook-Liquidity and Capital Resources

        Proposed Financial Restructuring.    In light of its current financial condition, the Company has undertaken an effort to restructure its debt, which totaled approximately $1.0 billion as of December 31, 2002, and to improve its liquidity. The Company believes that its operations can no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations. Although the Company believes it has sufficient cash on hand to meets its current operating obligations, the Company does not have sufficient cash on hand or the ability to borrow under its senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), to pay scheduled interest and to make contingent purchase price payments, which amounts are due in February 2003. In addition, as more fully described below, certain defaults exist under the Credit Agreement that have resulted in acceleration of the obligations thereunder and certain other events of default exist that could result in acceleration of the obligations thereunder and, as a result, the Company's other indebtedness could be accelerated.

        The Company has retained Gleacher Partners, LLC ("Gleacher") as its financial advisor to assist it in its efforts to restructure its debt. The Company is currently in discussions with its lenders (the "Lenders") under the Credit Agreement and members of an ad hoc committee (the "Ad Hoc Committee") formed by the holders of its 9.375% Senior Notes due 2007 (the "Senior Notes") and the 9% Senior Subordinated Notes due 2008 (the "Subordinated Notes"). The Lenders and the Ad Hoc Committee have each retained separate financial and legal advisors to assist them in the restructuring process.

        The Company has had discussions with the Lenders, the Ad Hoc Committee and their separate financial and legal advisors and has distributed to them a draft term sheet with respect to a proposed financial restructuring. The proposed financial restructuring set forth in the draft term sheet contemplates an exchange of the Subordinated Notes for substantially all of the equity of the Company, a reinstatement of the Senior Notes with modification of certain interest payments from cash to additional Senior Notes, reinstatement of the obligations under the Credit Agreement with modified amortization payments, and a modification of the Company's contingent purchase price obligations to Aetna and an extension of the Company's customer contract with Aetna which currently expires December 31, 2003. The draft term sheet contemplates that the proposed financial restructuring will be effected through commencement of a chapter 11 case under the U.S. Bankruptcy Code and the subsequent consummation of a plan of reorganization. In addition, the draft term sheet contemplates that the providers of behavioral health services with whom the Company contracts, as well as the Company's customers and employees, will not be adversely affected by the restructuring, all debts owing to such parties will continue to be paid in the ordinary course of business, and that the Company will continue to operate in the ordinary course of business; however, there can be no assurance in this regard. Although the Company is pursuing the proposed restructuring, none of the parties has agreed or is obligated to implement the proposed restructuring or any other restructuring.

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

        Credit Agreement Defaults.    In January 2003, the State of Tennessee's Department of Commerce and Insurance sought and received on an ex parte basis from the Chancery Court of the State of Tennessee (20th Judicial District, Davidson County), an order of seizure of Tennessee Behavioral Health, Inc. ("TBH"), one of the Company's subsidiaries (the "Tennessee Order"). As a result of the entry of the Tennessee Order, a default has occurred and is continuing under the Credit Agreement which has the effect of immediately accelerating the obligations under the Credit Agreement and giving the Lenders the right to exercise their remedies thereunder and under other agreements and documents related thereto (including guaranties and security agreements executed for the benefit of the Lenders). This acceleration also constitutes a default under the indentures governing the Company's Senior Notes and Subordinated Notes which gives the holders of the Senior Notes and the holders of the Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively, and to exercise their remedies thereunder. In February 2003, the Tennessee Order was dissolved and TBH is operating under an agreed notice of administrative supervision. Although the Tennessee Order has been dissolved, the default resulting from the entry of the order has not been waived, and therefore the obligations under the Credit Agreement remain accelerated. Furthermore, upon the expiration of certain waivers under the Credit Agreement as of January 15, 2003, certain events of default exist with respect to certain financial covenants that could result in acceleration of the obligations thereunder and, as a result, acceleration of the Company's other indebtedness. In addition, defaults exist under the Credit Agreement as the Company has made investments in non-guarantor entities of the Company when such investments are prohibited during the existence of a default or event of default under the Credit Agreement. Such additional defaults could result in acceleration of the obligations of the Credit Agreement and, as a result, acceleration of the Company's other indebtedness.

        On February 4, 2003 the Company received a letter from JPMorgan Chase Bank (in its capacity as administrative agent under the Credit Agreement) which invokes Sections 10.03 and 10.09 of the indenture relating to the Subordinated Notes. As a result, the Company will not make the scheduled interest payment on the Subordinated Notes due February 17, 2003.

        In the event that the Lenders exercise their rights with respect to the acceleration of obligations that has occurred or exercise their right to accelerate the obligations as a result of the other events of default, or if the bondholders exercise their right to accelerate the obligations under the Senior Notes or Subordinated Notes due to either such acceleration under the Credit Agreement, the Company may need to seek protection under the U.S. Bankruptcy Code.

        Revolving Facility and Liquidity.    The Company had a working capital deficit of approximately $1.2 billion as of December 31, 2002. The December 31, 2002 working capital deficit includes approximately $1.0 billion of long-term debt which has been classified as a current liability due to the Company's default of certain covenants under its Credit Agreement. The Company has limited unrestricted cash and is reliant on amounts outstanding under its Revolving Facility for additional liquidity. The Revolving Facility provides the Company with revolving loans in an aggregate principal amount at any time not to exceed $150.0 million. At December 31, 2002, the Company had outstanding loans of $45.0 million and approximately $75.3 million of letters of credit, which would have resulted in approximately $29.7 million of availability under the Revolving Facility except that, as more fully described above, certain defaults and events of default exist under the Credit Agreement which result in the Company being unable to access additional borrowings or letters of credit under the Revolving Facility.

        The Company anticipates its letter of credit requirements to increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business, and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. Subsequent to September 30, 2002, the Company had a net increase of approximately $27.1 million of additional letters of credit, resulting in $75.3 of letters of credit outstanding as of February 7, 2003. As of February 7, 2003, the Company also has approximately $14.1 million of surety bonds outstanding. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million. If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit issued under the Revolving Facility generally require such letters of credit to have a one-year term, and to renew annually. As more fully described above, certain defaults and events of default exist under the Credit Agreement which result in the Company being unable to issue or renew letters of credit under the Revolving Facility which could result in the loss of customers and would have a material adverse effect on the Company. There are no outstanding letters of credit held by customers scheduled for maturity until September 2003.

        The Company had $6.0 million and $8.4 million of capital expenditures during the quarters ended December 31, 2001 and 2002, respectively. During the remaining nine months of fiscal 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $24 to $34 million (the majority of the Company's capital expenditures relate to management information systems and related equipment, including improvements to its computer systems in conjunction with the Company's on-going integration plan and efforts to comply with HIPAA), the final installment on its HAI contingent purchase price of $60.0 million, principal payments on its Term Loan Facility of $14.2 million (if all of the obligations thereunder are not accelerated) and liabilities with respect to its discontinued operations.

        Debt Service Obligations and Future Commitments.    The Company is highly leveraged with indebtedness and other future commitments that are substantial in relation to its stockholders' deficit and in relation to its earnings. The interest payments on the Company's Subordinated Notes, the Senior Notes, and interest and principal payments on indebtedness outstanding pursuant to the Company's Credit Agreement represent significant liquidity requirements for the Company. Borrowings under the Credit Agreement bear interest at floating rates and currently require interest payments quarterly. Borrowings pursuant to the Credit Agreement include $115.8 million, as of December 31, 2002, under the Term Loan Facility and $45.0 million under the Revolving Facility.

        In December 1997, the Company purchased HAI from Aetna for approximately $122.1 million, excluding transaction costs. In addition, the Company incurred the obligation to make contingent purchase price payments to Aetna of up to $60.0 million annually over the five-year period subsequent to closing. The Company paid $60.0 million to Aetna for each of the first four years subsequent to closing, including $60.0 million paid in cash in fiscal year 2002, and has accrued the final payment as of December 31, 2002. The final remaining payment is due in the second quarter of fiscal 2003. As part of the Company's restructuring plan, it is seeking modification of the Company's remaining contingent purchase price obligation to Aetna.

        Notwithstanding the classification of all long-term debt as current due to aforementioned defaults with certain Credit Agreement covenants, the following sets forth the remaining scheduled maturities under the Credit Agreement, Senior Notes and Subordinated Notes for the Company as of December 31, 2002 (in millions):

Fiscal Year(a)	Remaining Principal Amount
Remaining 9 months 2003	$14.2
2004(b)	93.2
2005	43.7
2006	9.7
2007 and beyond	875.0

(a)
Actual maturities of these amounts could occur sooner if the lenders exercise their acceleration rights under the respective agreements.

(b)
Includes $45.0 million of outstanding loans on the Revolving Facility, which matures in February 2004.

        In addition, the Company had $75.3 million in letters of credit under the Revolving Facility as of December 31, 2002.

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

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. In addition, the Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. The Company's net deferred tax assets were fully reserved as of September 30, 2002 and December 31, 2002.

        Discontinued Operations.    In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider and Franchising:  As of December 31, 2002, the Company has $14.1 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued healthcare provider and franchising segments. The remaining liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, net of subleases, for certain properties through September of 2010, estimated claims related to the provider joint ventures, long-term debt related to hospital-based real estate and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements, collections of patient receivables and cash balances restricted for estimated claims liabilities.

  •
  Specialty Managed Healthcare:  As of December 31, 2002, the Company has $6.2 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $5.8 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of miscellaneous accruals. The Company plans to satisfy these liabilities primarily with cash flows generated from the Company's operations.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement and any future borrowings on the Revolving Facility under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" and Note E—"Long-Term Debt and Capital Lease Obligations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Item 4.—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

    An evaluation was performed under the supervision and the participation of the Company's management including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this Form 10Q. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective.

  (b)
  Changes in Internal Controls

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30.0 million from the settlement with the DOL (plus costs and interest which amount to approximately $10.0 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of a court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court.

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

Item 2.—Changes in Securities and Use of Proceeds

        None.

Item 3.—Default Upon Senior Securities

        See Note A—"Company Overview" in the unaudited condensed consolidated financial statements set forth elsewhere herein and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" for a description of certain defaults and events of default that exist under the Credit Agreement. The default and events of default have the effect of accelerating the obligations under the Credit Agreement. Such acceleration constitutes a default under the bond indentures governing the Company's Senior Notes and Subordinated Notes, thereby giving the holders of Senior Notes and the holders of Subordinated Notes the ability to accelerate the obligations under the Senior Notes and the Subordinated Notes, respectively.

Item 4.—Submission of Matters to a Vote of Security Holders

        None.

Item 5.—Other Information

        None.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None.

  (b)
  Reports on Form 8-K

        The Company filed the following current reports related to the quarter ended December 31, 2002, on Form 8-K with the Securities and Exchange Commission.

Date of Report	Item Reported and Description	Financial Statements as Filed
October 25, 2002	Waiver and Agreement dated as of October 25, 2002 to the Magellan Credit Agreement dated as of February 12, 1998, as amended	no
December 4, 2002	Registrant's press release dated December 4, 2002.	no
December 31, 2002	Registrant's press release dated December 31, 2002. Amendment No. 11 and Waiver dated as of January 1, 2003, to the Magellan Credit Agreement dated as of February 12, 1998, as amended	no

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 14, 2003	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Steven J. Shulman, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Magellan Health Services, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 14, 2003

/s/ STEVEN J. SHULMAN Name: Steven J. Shulman Title: Chief Executive Officer

CERTIFICATIONS

I, Mark S. Demilio, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Magellan Health Services, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 14, 2003

/s/ MARK S. DEMILIO Name: Mark S. Demilio Title: Chief Financial Officer