Form 10-Q
period 2003-03-31
MAGELLAN HEALTH SERVICES INC
filed 2003-05-15
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        The number of shares of the registrant's common stock outstanding as of April 30, 2003 was 35,318,926.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2002	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,013	$88,906
Accounts receivable, less allowance for doubtful accounts of $3,056 at September 30, 2002 and $3,586 at March 31, 2003	95,124	85,339
Restricted cash, investments and deposits	124,740	135,667
Refundable income taxes	2,095	1,342
Other current assets	15,758	33,516

Total current assets	283,730	344,770
Property and equipment	86,773	81,625
Investments in unconsolidated subsidiaries	13,220	12,056
Other long-term assets	44,398	22,848
Goodwill, net	502,334	501,580
Intangible assets, net	73,625	63,914

	$1,004,080	$1,026,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
Accounts payable	$19,178	$6,114
Accrued liabilities	233,813	29,601
Medical claims payable	201,763	138,841
Debt in default and current maturities of capital lease obligations	1,039,658	163,569

Total current liabilities not subject to compromise	1,494,412	338,125
Current liabilities subject to compromise (See Note A)	—	1,180,131

Total current liabilities	1,494,412	1,518,256

Long-term capital lease obligations, not subject to compromise	9,696	8,776

Deferred credits and other long-term liabilities, not subject to compromise	2,311	—

Minority interest, not subject to compromise	641	682

Long-term liabilities subject to compromise (See Note A)	—	2,734

Commitments and contingencies (See Note F)
Redeemable preferred stock, including accrued dividends (subject to compromise)	67,692	72,766

Stockholders' equity:
Preferred stock, without par value; Authorized—9,793 shares
Issued and outstanding—none	—	—
Common stock, par value $0.25 per share; Authorized—80,000 shares
Issued 37,428 shares and outstanding 35,139 shares at September 30, 2002 and issued 37,608 shares and outstanding 35,319 shares at March 31, 2003	9,356	9,401
Other stockholders' equity:
Additional paid-in capital	354,097	348,976
Accumulated deficit	(914,866)	(915,539)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at September 30, 2002 and March 31, 2003	(44,309)	(44,309)

Total stockholders' equity	(570,672)	(576,421)

	$1,004,080	$1,026,793

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2002	2003	2002(1)	2003
Net revenue	$437,919	$408,974	$882,761	$854,864

Cost and expenses:
Salaries, cost of care and other operating expenses	395,616	368,839	790,709	757,288
Equity in earnings of unconsolidated subsidiaries	(4,347)	(615)	(7,524)	(2,753)
Depreciation and amortization	11,128	13,652	22,318	28,032
Interest expense (Contractual interest of $26,613 and $51,946 for the three and six months ended March 31, 2003)	24,434	21,788	48,153	47,121
Interest income	(1,046)	(827)	(2,356)	(1,837)
Reorganization expense, net (See Note A)	—	23,154	—	26,138
Special charges	3,376	1,705	7,861	5,612

	429,161	427,696	859,161	859,601

Income (loss) from continuing operations before income taxes and minority interest	8,758	(18,722)	23,600	(4,737)
Provision (benefit) for income taxes	3,638	(2,729)	9,724	400

Income (loss) from continuing operations before minority interest	5,120	(15,993)	13,876	(5,137)
Minority interest	30	60	46	87

Income (loss) from continuing operations	5,090	(16,053)	13,830	(5,224)

Discontinued operations:
Income from discontinued operations (2)	1,022	238	1,180	1,041
Income on disposal of discontinued operations (3)	203	378	1,023	475
Reorganization benefit, net (see Note A)	—	3,035	—	3,035

	1,225	3,651	2,203	4,551

Income (loss) before cumulative effect of change in accounting principle	6,315	(12,402)	16,033	(673)
Cumulative effect of change in accounting principle, net of tax	—	—	(191,561)	—

Net income (loss)	6,315	(12,402)	(175,528)	(673)
Preferred dividends (Contractual dividends of $1,152 and $2,311 for the three and six months ended March 31, 2003)	1,080	883	2,071	2,042
Amortization of redeemable preferred stock issuance costs, and other	217	172	444	392
Preferred stock reorganization items, net	—	2,668	—	2,668

Income (loss) available to common stockholders	5,018	(16,125)	(178,043)	(5,775)
Other comprehensive loss	—	—	—	—

Comprehensive income (loss)	$5,018	$(16,125)	$(178,043)	$(5,775)

Weighted average number of common shares outstanding—basic	34,763	35,261	34,716	35,199

Weighted average number of common shares outstanding—diluted	35,416	35,261	35,597	35,199

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.11	$(0.56)	$0.33	$(0.29)

Income from discontinued operations	$0.03	$0.10	$0.06	$0.13

Cumulative effect of change in accounting principle	$—	$—	$(5.52)	$—

Net income (loss)	$0.14	$(0.46)	$(5.13)	$(0.16)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.11	$(0.56)	$0.32	$(0.29)

Income from discontinued operations	$0.03	$0.10	$0.06	$0.13

Cumulative effect of change in accounting principle	$—	$—	$(5.38)	$—

Net income (loss)	$0.14	$(0.46)	$(5.00)	$(0.16)

(1)
The results previously reported in the Company's Form 10-Q for the six months ended March 31, 2002 have been restated to reflect the cumulative effect of adoption of SFAS 142.

(2)
Net of income tax provision (benefit) of $554 and $(433) for the three months ended March 31, 2002 and 2003, respectively, and $636 and $— for the six months ended March 31, 2002 and 2003, respectively.

(3)
Net of income tax provision (benefit) of $109 and $(52) for the three months ended March 31, 2002 and 2003, respectively, and $551 and $— for the six months ended March 31, 2002 and 2003, respectively.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(175,528)	$(673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(1,262)	—
Depreciation and amortization	22,318	28,032
Cumulative effect of change in accounting principle	191,561	—
Equity in earnings of unconsolidated subsidiaries	(7,524)	(2,753)
Non-cash reorganization expense	—	15,528
Non-cash interest expense	2,596	3,239
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(654)	9,785
Restricted cash, investments and deposits	7,295	(10,927)
Other assets	7,687	(16,239)
Accounts payable and other accrued liabilities	(27,268)	3,444
Medical claims payable	1,483	27,755
Income taxes payable and deferred income taxes	10,877	753
Distributions received from unconsolidated subsidiaries	6,222	3,917
Other liabilities	(982)	427
Minority interest, net of dividends paid	76	41
Other	1,304	838

Total adjustments	213,729	63,840

Net cash provided by operating activities	38,201	63,167

Cash flows from investing activities:
Capital expenditures	(12,788)	(14,010)
Acquisitions and investments in businesses, net of cash acquired	(60,000)	(2,371)
Proceeds from sale of assets, net of transaction costs	3,500	—

Net cash used in investing activities	(69,288)	(16,381)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	30,000	—
Payments on debt and capital lease obligations	(1,985)	(2,009)
Proceeds from exercise of stock options and warrants	316	25
Credit agreement amendment fees and other	(1,403)	(1,909)

Net cash provided by (used in) financing activities	26,928	(3,893)

Net (decrease) increase in cash and cash equivalents	(4,159)	42,893
Cash and cash equivalents at beginning of period	28,216	46,013

Cash and cash equivalents at end of period	$24,057	$88,906

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware Corporation, and its subsidiaries ("Magellan" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

        All references to fiscal years contained herein refer to periods of twelve consecutive months ending on September 30. Certain reclassifications have been made to fiscal 2002 amounts to conform to fiscal 2003 presentation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2002 and the notes thereto, which are included in the Company's Annual Report on Form 10-K/A filed with the SEC on January 23, 2003.

Voluntary Chapter 11 Filing

        On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Magellan's chapter 11 cases have been assigned to the Honorable Prudence Carter Beatty under Case Nos. 03-40514 through 03-40602. Magellan remains in possession of its assets and properties, and continues to operate its business and manage its properties as "debtors-in-possession" pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        On the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay, among other claims, the pre-petition claims of the Company's behavioral health providers and customers. Also on the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place Magellan's various employee compensation programs and procedures. The Company intends to remain in possession of the management and operation of its properties and businesses and to continue to pay such pre-petition claims of behavioral health providers, customers and employees and its post-petition claims in the ordinary course of business.

        Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and together with the lenders under the Company's Credit Agreement (as defined below) are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises six members, all of whom served on an unofficial committee of note holders formed prior to the Commencement Date and with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on the Commencement date (as amended, the "Plan"). The Company has received agreements to support the Plan from holders of 52% of the 9 3/8% Senior Notes due 2007 (the "Senior Notes"), 35% of the 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and 47.5% of its senior secured debt. The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. Notwithstanding the foregoing, there can be no assurance that the Official Committee or the lenders will support Magellan's positions in the bankruptcy proceedings or that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy.

        As part of its chapter 11 cases, the Debtors routinely file pleadings, documents and reports with the Bankruptcy Court, which may contain updated, additional or more detailed information about the Company, its assets and liabilities or financial performance. Copies of the filings for Magellan's chapter 11 cases are available, for a fee, during regular business hours at the office of the Clerk of the Bankruptcy Court or at the Bankruptcy Court's internet site at: http://www.nysb.uscourts.gov.

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. The Company filed a Plan of Reorganization on March 11, 2003 containing the terms of the proposed financial restructuring plan with the Bankruptcy Court. Subsequently, on March 26, 2003, it filed with the Bankruptcy Court its First Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement"). Copies of the Plan and the Disclosure Statement have been filed with the Securities and Exchange Commission in a Form 8-K dated March 26, 2003.

        Under the Plan, holders of the Company's $625.0 million of Senior Subordinated Notes will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 97.5% of the common stock of the reorganized entity less the amount of common stock distributed to holders of general unsecured claims (see below). Holders of the Company's $250.0 million of Senior Notes will exchange their Senior Notes and all accrued and unpaid interest thereon for new senior subordinated unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the Senior Notes, including maturity on November 15, 2007 and interest at 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, common stock and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the common stock of the reorganized entity, as well as warrants to purchase a like number of shares of common stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the common stock of the reorganized entity, as well as warrants to purchase a like number of shares of common stock.

        Also pursuant to the Plan, the Company's senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), consisting of term loans of approximately $115.8 million and a revolver under which there are outstanding borrowings of $45.0 million and outstanding letters of credit of approximately $75.3 million, will be converted to secured term loans (and letter of credit commitments with respect to outstanding letters of credit and renewals thereof) having maturities of November 30, 2005 (the "New Facilities"). The New Facilities will bear interest at a rate equal to the prime rate plus 3.25 percent and the Company will pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company will pay the lenders a fee of one percent of the New Facilities on the effective date of the Plan. Under the New Facilities, there are amortization payments of $11.0 million per quarter during calendar 2004 and $15.0 million per quarter for the first three quarters of calendar 2005. The New Facilities will be guaranteed by substantially all of the subsidiaries of Magellan and will be secured by substantially all of the assets of Magellan and the subsidiary guarantors.

        The Plan also contemplates an equity investment in reorganized Magellan in the amount of $50.0 million pursuant to a rights offering to be made available to general unsecured creditors. The Company has obtained a commitment, subject to confirmation of the Plan and certain other customary conditions, from certain holders of its Senior Subordinated Notes to purchase any portion of the $50.0 million offering not subscribed to by other creditors. The proceeds of this equity investment will be available to the Company for general corporate purposes.

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their contract. Under this agreement, the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Pursuant to the Plan, upon emergence from chapter 11, the Company will pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which will mature on December 31, 2005. The Aetna Note will be guaranteed by substantially all of the subsidiaries of Magellan and will be secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note will be payable on December 31, 2005, and the remainder will be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price could be offset against any amounts owing under the Aetna Note. The renewal of the Aetna agreement was approved by the Bankruptcy Court on April 23, 2003.

        Although the Company has filed the Plan with the Bankruptcy Court, there can be no assurance that the Company will (i) obtain Bankruptcy Court approval of the Plan and the Disclosure Statement; (ii) obtain the approval of the Bankruptcy Court for the transactions referred to above that have not already been approved; (iii) obtain the acceptances from its creditors necessary to confirm and consummate the Plan; and/or (iv) obtain any other requisite approvals to confirm and consummate the Plan. If the Company is not successful in its financial restructuring efforts, the Company will not be able to continue as a going concern.

Credit Agreement and Note Indenture Defaults

        Certain defaults exist under the Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of any of such indebtedness. As a result of such defaults, the Company is unable to access additional borrowings or letters of credit under the Credit Agreement.

Accounting Impact of Chapter 11 Filing

        The accompanying interim consolidated condensed financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

        Liabilities subject to compromise in the accompanying condensed consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the Commencement Date that are owed to unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. Liabilities subject to compromise consisted of the following as of March 31, 2003 (in thousands):

Current liabilities subject to compromise:
Senior Notes, in default	$250,000
Senior Subordinated Notes, in default	625,000
Accrued interest on Senior Notes	8,348
Accrued interest on Senior Subordinated Notes	32,188
Contingent purchase price payable to Aetna (including accrued interest through Commencement Date)	60,296
Medical claims payable	90,677
Other current liabilities	113,622

$1,180,131

Non-current liabilities subject to compromise—other	$2,734

        In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense its deferred financing fees associated with the Senior Notes and Senior Subordinated Notes. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as a component of reorganization expense. Furthermore, in accordance with SOP 90-7, reorganization expense includes the estimated interest income that the Company earned attributable to additional unrestricted cash balances that have accumulated as a result of the chapter 11 proceeding.

        The following table summarizes reorganization expense for the periods indicated (in thousands):

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Continuing operations:
Deferred financing costs	$18,459	$18,459
Professional fees and expenses	4,631	7,615
Net expense from lease rejections	104	104
Interest income	(40)	(40)

	$23,154	$26,138

Discontinued operations:
Net benefit from lease rejections	$(3,035)	$(3,035)

        Magellan is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Based on the structure of the Plan, Magellan recognized interest expense subsequent to the Commencement Date with respect to the loans and letters of credit under its Credit Agreement, and its capital lease obligations.

        Magellan obtained approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including, claims of the Company's behavioral health providers, customers, and employee wages, salaries, benefits and certain other employee obligations. The Company has been paying, and intends to continue to pay, such pre-petition claims in the ordinary course of business. However, in accordance with SOP 90-7, these pre-petition liabilities of the Debtors are classified as "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet at March 31, 2003 to the extent such liabilities had not been paid at that time.

        In accordance with SOP 90-7, Magellan is required to record its preferred stock at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, the Company recorded a net $2.7 million adjustment, which is mainly composed of the write-off of unamortized issuance costs related to its preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying condensed consolidated statements of operations. In addition, the Company stopped accruing preferred stock dividends subsequent to the Commencement Date.

        Based on the current terms of the Plan, the Company believes it would qualify for and be required to implement the "Fresh Start" accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a "fair value" basis for the carrying value of the assets and liabilities of reorganized Magellan. The application of "Fresh Start" accounting on the Company's consolidated financial statements may result in material changes in the amounts and classifications of the Company's non-current assets (including property and equipment and intangible assets), however the potential impact cannot be determined at this time.

NOTE B—Summary of Significant Accounting Policies

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended March 31, 2002 and 2003 approximated $379.1 million and $352.0 million, respectively, and approximated $769.4 million and $740.7 million for the six months ended March 31, 2002 and 2003, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $4.0 million and $2.1 million, for the three months ended March 31, 2002 and 2003, respectively, and approximately $7.4 million and $3.1 million during the six months ended March 31, 2002 and 2003, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. See discussion of these subcontracts in "Significant Customers" below. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $1.0 million and $0.2 million as of September 30, 2002 and March 31, 2003, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

Significant Customers

        Net revenues from two of the Company's customers each exceeded ten percent of consolidated net revenues in each of the three-month and six-month periods ended March 31, 2002 and 2003, respectively.

        Net revenue from Aetna approximated $61.4 million and $49.9 million for the three months ended March 31, 2002 and 2003, respectively, and $140.2 million and $104.7 million for the six months ended March 31, 2002 and 2003, respectively. The decline in Aetna revenue of approximately $35.5 million in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during calendar 2002 and during the first calendar quarter of 2003 in an effort to exit less profitable businesses. The current Aetna contract extends through December 31, 2005. See Note A—"General" for discussion of the contract extension with Aetna.

        Both the Company, through its wholly-owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company recognized approximately $54.9 million and $49.7 million of consolidated net revenue for the three months ended March 31, 2002 and 2003, respectively, and $114.9 million and $112.7 million for the six months ended March 31, 2002 and 2003, respectively in connection with the TennCare program. In addition to revenue under TBH's contract with the State of Tennessee, such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $31.1 million and $23.6 million for the three months ended March 31, 2002 and 2003, respectively, and $64.7 million and $58.2 million for the six months ended March 31, 2002 and 2003, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement requires the consent of Magellan's joint venture partner in Premier. The joint venture partner has agreed to give such consent provided that Magellan makes a capital contribution of approximately $0.9 million into Premier (and Premier makes a non-pro rata distribution of a like amount to the joint venture partner). Such a capital contribution requires Bankruptcy Court approval. The Company is seeking such approval. It is uncertain as to what will happen to the Premier membership after the stated expiration of the contract, however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the TennCare program. TBH's contract with the State of Tennessee executed in May 2002 is otherwise not materially affected by the changes with the Premier contract.

        The Company has a significant concentration of business related to two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $7.7 million and $7.6 million in the quarters ended March 31, 2002 and 2003, respectively. During the six months ended March 31, 2002 and 2003 the Company derived approximately $16.0 million and $16.5 million, respectively, of net revenue from this contract. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $12.0 million and $10.5 million in the quarters ended March 31, 2002 and 2003, respectively. During the six months ended March 31, 2002 and 2003 the Company derived approximately $24.7 million and $24.5 million, respectively, of net revenue from this contract. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled

$43.2 million and $56.3 million for the quarters ended March 31, 2002 and 2003, respectively, and $79.2 million and $112.5 million for the six months ended March 31, 2002 and 2003, respectively.

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

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's unaudited condensed consolidated statement of operations for the first quarter of fiscal 2002. The results of operations previously reported for the six months ended March 31, 2002 have been restated herein, as permitted, to reflect the cumulative effect of the adoption of SFAS 142.

Intangible Assets

        At March 31, 2003, the Company had identifiable intangible assets (primarily customer agreements and lists, provider networks and trademarks and copyrights) of approximately $63.9 million, net of accumulated amortization of $56.5 million. During the quarter ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in reducing the remaining useful lives of certain customer agreements and lists and provider networks. Such reductions reflected management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three-month and six-month periods ended March 31, 2003 by $1.7 million and $3.5 million, respectively. Net income for such periods has been reduced by the same amounts, or $0.05 and $0.10 per diluted share for the three and six-month periods ended March 31, 2003, respectively. The remaining estimated useful lives at March 31, 2003 of the customer agreements and lists, provider networks, and trademarks and copyrights range from one to eighteen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of March 31, 2003. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, upon emergence from bankruptcy, the Company believes that it would be required to apply Fresh Start accounting, which could result in a significant change to the recorded values of the Company's long-lived assets.

Income Taxes

        The Company's effective income tax rate decreased to 8.4 percent for the six months ended March 31, 2003 from 41.2 percent for the six months ended March 31, 2002. The current year effective rate is less than federal statutory rates primarily due to the Company's financial restructuring activities and financial condition which result in uncertainty as to the Company's ability to realize net operating loss carryforwards and other deferred tax assets otherwise generated from the net operating loss in the period. The prior year effective rate exceeds federal statutory rates primarily due to state income tax provision.

Stock-Based Compensation

        At March 31, 2003, the Company had stock-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K. The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards.

        Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Reported:
Income (loss) from continuing operations	$5,090	$(16,053)	$13,830	$(5,224)
Net income (loss)	6,315	(12,402)	(175,528)	(673)
Income (loss) per common share – basic:
Income (loss) from continuing operations	0.11	(0.56)	0.33	(0.29)
Net income (loss)	0.14	(0.46)	(5.13)	(0.16)
Income (loss) per common share – diluted:
Income (loss) from continuing operations	0.11	(0.56)	0.32	(0.29)
Net income (loss)	0.14	(0.46)	(5.00)	(0.16)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(536)	(265)	(1,072)	(530)
Pro Forma:
Income (loss) from continuing operations	4,554	(16,318)	12,758	(5,754)
Net income (loss)	5,779	(12,667)	(176,600)	(1,203)
Income (loss) per common share – basic:
Income (loss) from continuing operations	0.09	(0.57)	0.30	(0.31)
Net income (loss)	0.13	(0.47)	(5.14)	(0.18)
Income (loss) per common share – diluted:
Income (loss) from continuing operations	0.09	(0.57)	0.29	(0.31)
Net income (loss)	0.13	(0.47)	(5.02)	(0.18)

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the six months ended March 31, 2002 and 2003 (in thousands):

	Six Months Ended March 31,
	2002	2003
Income tax paid (refunds received)	$3	$(353)

Interest paid	$43,343	$20,593

NOTE D—Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Numerator:
Income (loss) from continuing operations	$5,090	$(16,053)	$13,830	$(5,224)
Less preferred dividends	1,080	883	2,071	2,042
Less amortization of redeemable preferred stock issuance costs, and other	217	172	444	392
Less preferred stock reorganization items, net	—	2,668	—	2,668

Income (loss) from continuing operations available to common stockholders—basic	3,793	(19,776)	11,315	(10,326)
Add: presumed conversion of redeemable preferred stock	—	—	—	—

Income (loss) from continuing operations available to common stockholders—diluted	$3,793	$(19,776)	$11,315	$(10,326)

Denominator:
Weighted average common shares outstanding—basic	34,763	35,261	34,716	35,199
Common stock equivalents—stock options	651	—	878	—
Common stock equivalents—warrants	2	—	3	—
Common stock equivalents—redeemable preferred stock	—	—	—	—

Weighted average common shares outstanding—diluted	35,416	35,261	35,597	35,199

Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.11	$(0.56)	$0.33	$(0.29)

Diluted (diluted numerator/diluted denominator)	$0.11	$(0.56)	$0.32	$(0.29)

        Conversion of the redeemable preferred stock (see Note I—"Redeemable Preferred Stock") was not presumed for the three-month periods or the six-month periods ended March 31, 2002 or March 31, 2003 due to its anti-dilutive effect. Certain stock options and warrants which were outstanding during the three-month period or the six-month period ended March 31, 2002 were not included in the computation of diluted earnings per share because of their anti-dilutive effect. Because the Company has reported a loss from continuing operations during fiscal 2003, no common stock equivalents have been included in the computation of weighted average common shares outstanding for fiscal 2003.

NOTE E—Discontinued Operations

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

Specialty Managed Healthcare Segment

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest comprised by the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into in connection with the specialty managed healthcare segment; however, the Company is obligated to satisfy lease agreements, for which the Company believes it has adequate reserves at March 31, 2003.

Human Services Segment

        On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest comprised by the Company's human services segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company's consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50.2 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility.

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activity related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the six months ended March 31, 2002 and 2003. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Healthcare Provider and Franchising Segments
Net revenue(1)	$2,365	$20	$4,283	$651

Salaries, cost of care and other operating expenses(4)	1,093	215	2,771	(390)
Other expenses (income)(2)(3)	448	(433)	(290)	—
Reorganization expense(5)	—	257	—	257

Net income	$824	$(19)	$1,802	$784

Specialty Managed Healthcare Segment
Net revenue	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	(304)	—	(304)	—
Other income(2)(3)	(97)	(326)	(97)	(326)
Reorganization benefit(5)	—	(3,292)	—	(3,292)

Net income	$401	$3,618	$401	$3,618

Human Services Segment
Net revenue	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	—	—	—	—
Other income(2)(3)	—	(52)	—	(149)

Net income	$—	$52	$—	$149

Discontinued Operations—Combined
Net revenue	$2,365	$20	$4,283	$651

Salaries, cost of care and other operating expenses	789	215	2,467	(390)
Other expenses (income)	351	(811)	(387)	(475)
Reorganization benefit(5)	—	(3,035)	—	(3,035)

Net income	$1,225	$3,651	$2,203	$4,551

(1)
Amounts represent positive settlements of certain outstanding Medicare and Medicaid cost reports.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes provision (benefit) for income taxes, minority interest and (income) loss from disposal of discontinued operations.

(4)
Amount for the six months ended March 31, 2003 primarily represents changes in estimates of certain legal fee accruals.

(5)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as reorganization benefit.

        The remaining assets and liabilities of the healthcare provider and franchising segments at March 31, 2003 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) accounts receivable of $0.1 million; (iv) investment in provider joint ventures of $2.4 million; (v) hospital-based real estate of $3.4 million; (vi) long-term debt of $6.4 million related to the hospital-based real estate; and (vii) accounts payable and accrued liabilities of $7.1 million (of which approximately $4.7 million is included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet in accordance with SOP 90-7).

        The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to the operating and business practices of the healthcare provider segment prior to June 17, 1997. See Note F—"Commitments and Contingencies".

        The remaining assets and liabilities of the specialty managed healthcare segment at March 31, 2003 include, among other things, (i) reserve related to the discontinuance of operations of $2.3 million and (ii) accounts payable and accrued liabilities of $0.6 million. These liabilities are included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet in accordance with SOP 90-7.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Reorganization Expense (Benefit)(1)	Balance March 31, 2003
Lease exit costs	$6,106	$(536)	$(3,292)	$2,278

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as a component of reorganization expense (benefit).

NOTE F—Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the Crescent Transactions. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of this insured limit and management believes such amount is sufficient; however, there can be no assurance in that regard.

        The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $250,000 per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $500,000 per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period beginning June 17, 2002. The new policies are also written on a "claims-made" basis, and are subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $250,000 per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions. In addition, the Company is responsible for claims reported after the expiration date of the policies if they are not renewed, and for portions of claims that exceed the policy limits.

Regulatory Issues

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of CBHS psychiatric facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the potential liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. During fiscal 2003, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California. In addition, TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State of Tennessee may exercise additional supervision over the affairs of such entities.

HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. The Company has filed for the extension as permitted by law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company has completed the development of a new electronic data interchange ("EDI") strategy, which it believes will significantly enhance its HIPAA compliance efforts. The Company has signed an agreement with an external EDI tool vendor to expand the Company's usage of EDI technology, developed a project plan and an accompanying resource requirements rationale and identified anomalies through mapping of the HIPAA standard transactions to the Company's various clinical, claim and provider systems.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient authorization to release healthcare information in certain situations, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records, creates a requirement to notify members of privacy practices and also requires that entities contract with their downstream business associates using standards required by the regulation. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30-day comment period. This proposal sought to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation was published in the August 14, 2002 Federal Register. The compliance date for the privacy regulation, including these changes was April 14, 2003. The Company has developed and implemented various measures to address areas such as confidential communications, accounting of disclosures, right of access and amendment, identifying and contracting with business associates, creation of HIPAA compliant policies and information technology upgrades. The Company believes that its business and operations are structured to comply with all applicable provisions of the privacy regulations.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was published on February 20, 2003 with a compliance date of April 21, 2005. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation was just recently released, the Company began compliance efforts over two years ago by taking steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The Company is now reviewing the final rule to determine what other actions must be taken to ensure compliance with the rule by the compliance date.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $1.2 million and $0.9 million in operating costs during the three months ended March 31, 2002 and 2003, respectively, and approximately $1.9 million and $1.6 million during the six months ended March 31, 2002 and 2003, respectively. Capital expenditures related to HIPAA were approximately $0.8 million and $0.7 million for the three months ended March 31, 2002 and 2003, respectively, and approximately $0.8 million and $1.4 million for the six months ended March 31, 2002 and 2003, respectively. Management estimates that the Company will incur approximately $1.5 million to $2.5 million in operating expenditures and approximately $2.5 million to $3.5 million in capital expenditures during the remaining six months of fiscal 2003 related to HIPAA.

Legal

        On March 11, 2003, the Company and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 03-40514 through 03-40602). The Company continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. The Company's chapter 11 cases are discussed in greater detail in Note A—"General" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Chapter 11 Filing".

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

Unclaimed Property

        Several states have initiated audits of the Company's filings related to unclaimed property under escheat laws. A single firm that specializes in unclaimed property audits is conducting the audits on behalf of such states. In general, state escheat statutes allow the examination of unclaimed property filings to extend back 10 years or more. The Company has recorded estimated reserves for potential unclaimed property liabilities pertaining to its continuing operations. The Company is also analyzing its potential unclaimed property exposure related to discontinued operations. However, such amounts are not considered probable and estimable at this time, and no discontinued operations reserves related to unclaimed property have been recorded at March 31, 2003.

NOTE G—Managed Care Integration Plan and Special Charges

Integration Plan

        During fiscal 1998, management committed the Company to a plan to combine and integrate the operations of its managed behavioral care organizations and specialty managed care organizations (the "Integration Plan") that resulted in the elimination of certain duplicative functions, closure of facilities and standardized business practices and information technology platforms. As of March 31, 2003, the remaining Integration Plan liability balance represents the estimated net lease payments related to one leased office facility. The following table provides a roll-forward of remaining liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Adjustments(1)	Balance March 31, 2003
Facility closing costs	$648	$(77)	$(399)	$172

(1)
The Company has negotiated a lease buyout at an amount that was less than the remaining, recorded liability. In accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"), the difference of approximately $0.4 million has been recorded as a reduction to goodwill, as the original liability was created by the Company's exit of an activity associated with the purchase of a company.

Special Charges

        During fiscal 2000 the Company incurred special charges related to the closure of certain provider offices and restructuring of the corporate function and certain managed behavioral healthcare office sites. At March 31, 2003, outstanding liabilities of approximately $1.2 million related to such activities are included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Reorganization Expense (Benefit)(1)	Balance March 31, 2003
Employee severance and termination benefits	$21	$(21)	$—	$—
Lease termination and other costs	2,148	(505)	(480)	1,163

	$2,169	$(526)	$(480)	$1,163

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "reorganization expense" in the accompanying condensed consolidated statements of operations.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $7.9 million being recorded during the six months ended March 31, 2002. The special charges for fiscal 2002 consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The remaining employee termination costs are expected to be paid in full by April 30, 2004. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At March 31, 2003, outstanding liabilities of approximately $0.8 million related to the 2002 Restructuring Plan are included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2002	Payments	Adjustments(1)	Reorganization Expense (Benefit)(2)	Balance March 31, 2003
Employee severance and termination benefits	$1,490	$(961)	$(65)	$—	$464
Lease termination and other costs	876	(236)	(282)	(3)	355

	$2,366	$(1,197)	$(347)	$(3)	$819

(1)
Upon reevaluation of reserves related to the restructuring plan, the Company reduced the severance and lease reserves, with the reduction in lease reserves attributable to lease buyouts obtained on office space previously leased by the Company.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "reorganization expense" in the accompanying condensed consolidated statements of operations.

        In June 2002, the Company implemented a new business improvement initiative named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of (a) $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities, and other associated activities. At September 30, 2002 outstanding liabilities related to ABI totaled $3.4 million.

        During the six months ended March 31, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $3.7 million to terminate an additional 245 employees that represented both field operational and corporate personnel, and (b) $0.5 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $3.7 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees during the six months ended March 31, 2003, with all of the terminations completed by May 1, 2003. All employee termination costs accrued and unpaid as of March 31, 2003 are expected to be paid in full by September 30, 2004. The other special charges primarily represent costs to downsize and close three leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At March 31, 2003, outstanding liabilities of approximately $2.4 million related to ABI are included in "current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance September 30, 2002	Additions	Payments	Reorganization Expense (Benefit)(1)	Balance March 31, 2003
Employee severance and termination benefits	$2,485	$3,670	$(4,566)	$—	$1,589
Lease termination and other costs	957	531	(574)	(98)	816

	$3,442	$4,201	$(5,140)	$(98)	$2,405

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "reorganization expense" in the accompanying condensed consolidated statements of operations.

        Implementation of ABI resulted in additional incremental costs that were expensed as incurred. Special charges for the six months ended March 31, 2003 includes $1.8 million for the cost of outside consultants, costs for relocating closed office contents and other associated activities.

NOTE H—Business Segment Information

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

Health Plans

        The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare organizations such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

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

        Corporate and Other.    This segment of the Company primarily comprises operational support functions such as claims administration, network services, sales and marketing, and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K/A. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended March 31, 2002
Net revenue	$249,483	$58,772	$129,664	$—	$437,919
Cost of care	158,636	19,226	106,809	—	284,671
Direct service costs	42,078	20,755	10,167	—	73,000
Other operating expenses	—	—	—	37,945	37,945
Equity in earnings of unconsolidated subsidiaries	(3,345)	—	(1,002)	—	(4,347)
Segment profit (loss)	$52,114	$18,791	$13,690	$(37,945)	$46,650
Three Months Ended March 31, 2003
Net revenue	$218,838	$51,547	$138,589	$—	$408,974
Cost of care	130,260	14,134	115,654	—	260,048
Direct service costs	33,492	19,918	10,681	—	64,091
Other operating expenses	—	—	—	44,700	44,700
Equity in (earnings) loss of unconsolidated subsidiaries	(1,351)	—	736	—	(615)
Segment profit (loss)	$56,437	$17,495	$11,518	$(44,700)	$40,750
Six Months Ended March 31, 2002
Net revenue	$510,727	$114,534	$257,500	$—	$882,761
Cost of care	311,066	37,541	211,735	—	560,342
Direct service costs	87,592	41,854	20,254	—	149,700
Other operating expenses	—	—	—	80,667	80,667
Equity in earnings of unconsolidated subsidiaries	(7,176)	—	(348)	—	(7,524)
Segment profit (loss)	$119,245	$35,139	$25,859	$(80,667)	$99,576
Six Months Ended March 31, 2003
Net revenue	$455,938	$107,884	$291,042	$—	$854,864
Cost of care	267,749	32,550	241,459	—	541,758
Direct service costs	68,190	39,829	21,536	—	129,555
Other operating expenses	—	—	—	85,975	85,975
Equity in (earnings) loss of unconsolidated subsidiaries	(3,344)	—	591	—	(2,753)
Segment profit (loss)	$123,343	$35,505	$27,456	$(85,975)	$100,329

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Segment profit	$46,650	$40,750	$99,576	$100,329
Depreciation and amortization	(11,128)	(13,652)	(22,318)	(28,032)
Interest expense	(24,434)	(21,788)	(48,153)	(47,121)
Interest income	1,046	827	2,356	1,837
Reorganization expense	—	(23,154)	—	(26,138)
Special charges	(3,376)	(1,705)	(7,861)	(5,612)

Income from continuing operations before income taxes and minority interest	$8,758	$(18,722)	$23,600	$(4,737)

NOTE I—Redeemable Preferred Stock, Subject to Compromise

TPG Investment

        On December 15, 1999, TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock (the "TPG Investment"). The Option expired, without being exercised, on August 19, 2002. Net proceeds from issuance of the Series A Preferred Stock were $54.8 million. Approximately 50 percent of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50 percent of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5 percent per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock accumulate. Accumulated dividends are payable only in cash. No dividends have been paid to the holders of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company must redeem the Series A Preferred Stock, plus accrued and unpaid dividends thereon on December 15, 2009.

        TPG has the right to nominate three representatives to the Company's Board of Directors. As of May 1, 2003, TPG had two representatives on the Company's seven-member Board of Directors.

        Under the Plan, the redeemable preferred stock is subject to compromise. In accordance with SOP 90-7, the Company ceased accruing preferred stock dividends as of the Commencement Date. Also in accordance with SOP 90-7, in order to record the Series A Preferred Stock at the claim amount that the Company expects will be allowed by the Bankruptcy Court, as of the Commencement Date, Magellan reclassified into additional paid-in capital the net deferred issuance costs associated with the Series A Preferred Stock.

        The TPG Investment is reflected under the caption "redeemable preferred stock, including accrued dividends (subject to compromise)" in the Company's condensed consolidated balance sheets as follows (in thousands):

	September 30, 2002	March 31, 2003
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Accumulated unpaid dividends on Series A Preferred Stock	11,661	13,703
Issuance costs (net of accumulated amortization), and other	(3,032)	—

	$67,692	$72,766

NOTE J—Condensed Combined Financial Statements of Debtors In Possession

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED BALANCE SHEET AS OF MARCH 31, 2003
(Unaudited)
(In thousands)

        In accordance with SOP 90-7, presented below are the condensed combined financial statements as of March 31, 2003 of the Debtors (Magellan Health Services, Inc. and 88 of its subsidiaries) that filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company's condensed consolidated financial statements.

ASSETS
Current assets:
Cash and cash equivalents	$75,415
Accounts receivable, less allowance for doubtful accounts of $2,986 at March 31, 2003	71,814
Restricted cash, investments and deposits	9,940
Refundable income taxes	1,342
Other current assets	31,558

Total current assets	190,069
Property and equipment	81,040
Investments in non-Debtor subsidiaries	4,785
Investments in unconsolidated subsidiaries	12,056
Other long-term assets	22,834
Goodwill, net	499,510
Intangible assets, net	63,914

$874,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
Accounts payable	$2,831
Accrued liabilities	22,306
Medical claims payable	33,304
Debt in default and current maturities of capital lease obligations	163,569

Total current liabilities not subject to compromise	222,010
Current liabilities subject to compromise	1,180,131

Total current liabilities	1,402,141

Long-term capital lease obligations, not subject to compromise	8,776

Long-term liabilities subject to compromise	2,734

Due to related parties, net	3,243

Commitments and contingencies
Redeemable preferred stock subject to compromise	72,766

Stockholders' equity (deficit), net	(615,452)

$874,208

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR PERIOD MARCH 11, 2003 THROUGH MARCH 31, 2003
(Unaudited)
(In thousands)

Net revenue	$55,049

Cost and expenses:
Salaries, cost of care and other operating expenses	51,312
Equity in earnings of unconsolidated subsidiaries	(421)
Depreciation and amortization	3,126
Interest expense	1,002
Interest income	(90)
Reorganization expense, net	20,240
Special charges	616

75,785

Loss from continuing operations before income taxes	(20,736)
Provision for income taxes	45

Loss from continuing operations	(20,781)
Discontinued operations:
Income from discontinued operations	26
Income on disposal of discontinued operations	221
Reorganization benefit, net	3,035

3,282

Net loss	$(17,499)

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED STATEMENT OF CASH FLOWS
FOR PERIOD MARCH 11, 2003 THROUGH MARCH 31, 2003
(Unaudited)
(In thousands)

Cash flows from operating activities:
Net loss	$(17,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,126
Equity in earnings of unconsolidated subsidiaries	(421)
Non-cash reorganization expense	15,528
Non-cash interest expense	230
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(8,301)
Restricted cash, investments and deposits	572
Other assets	(19,748)
Accounts payable and other accrued liabilities	10,441
Medical claims payable	29,455
Income taxes payable and deferred income taxes	680
Other liabilities	(40)
Other	809

Total adjustments	32,331

Net cash provided by operating activities	14,832

Cash flows from investing activities:
Capital expenditures	(2,112)

Net cash used in investing activities	(2,112)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(493)
Net transfers from related parties	6,237

Net cash provided by financing activities	5,744

Net increase in cash and cash equivalents	18,464
Cash and cash equivalents at beginning of period	56,951

Cash and cash equivalents at end of period	$75,415

NOTE K—Change in Fiscal Year

        On May 14, 2003, the Board of Directors of Magellan approved a change in Magellan's fiscal year end from September 30 to December 31. Magellan will file a transition report on Form 10-K for the three month period ended December 31, 2002, within the period prescribed for filing of such report.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of operations of Magellan should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this quarterly report and on our Annual Report on Form10-K/A for the year ended September 30, 2002.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

  •
  the Company's ability to implement its business strategies including:

  •
  successful implementation of its plan of reorganization under chapter 11;
  •
  the continued reduction of its operating costs on a per member basis;
  •
  successful pricing of its customer contracts;

  •
  the Company's ability to retain customers;

  •
  the ability of the Company to continue as a going concern;

  •
  the Company's ability to obtain Bankruptcy Court approval with respect to motions in its chapter 11 cases prosecuted by it from time to time;

  •
  the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to its chapter 11 cases;

  •
  the potential adverse impact of the chapter 11 cases on the Company's liquidity or results of operations;

  •
  the Company's ability to maintain contracts that are critical to its operations;

  •
  cost of care trends including utilization of care by members and rates paid to providers;

  •
  timely execution of HIPAA compliance initiatives;

  •
  litigation and government investigations;

  •
  the Company's ability to integrate its operations;

  •
  the Company's ability to retain its behavioral health providers and maintain an adequate provider network;

  •
  fluctuations in the Company's operating results;

  •
  dependence on government spending for managed healthcare and the possible impact of healthcare reform;

  •
  claims for professional liability;

  •
  future regulatory or legislative changes;

  •
  the impact of competition;

  •
  access to sufficient debt or equity capital to meet its operating and financing needs; and

  •
  catastrophic events.

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. When used in this Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Voluntary Chapter 11 Filing

        On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Magellan's chapter 11 cases have been assigned to the Honorable Prudence Carter Beatty under Case Nos. 03-40514 through 03-40602. Magellan remains in possession of its assets and properties, and continues to operate its business and manage its properties as "debtors-in-possession" pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        On the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay, among other claims, the pre-petition claims of the Company's behavioral health providers and customers. Also on the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place Magellan's various employee compensation programs and procedures. The Company intends to remain in possession of the management and operation of its properties and businesses and to continue to pay such pre-petition claims of behavioral health providers, customers and employees and its post-petition claims in the ordinary course of business.

        Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and together with the lenders under the Company's Credit Agreement (as defined below) are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises six members, all of whom served on an unofficial committee of note holders formed prior to the Commencement Date and with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on the Commencement date (as amended, the "Plan"). The Company has received agreements to support the Plan from holders of 52% of the 9 3/8% Senior Notes due 2007 (the "Senior Notes"), 35% of the 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and 47.5% of its senior secured debt. The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. Notwithstanding the foregoing, there can be no assurance that the Official Committee or the lenders will support Magellan's positions in the bankruptcy proceedings or that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official

Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy.

        As part of its chapter 11 cases, the Debtors routinely file pleadings, documents and reports with the Bankruptcy Court, which may contain updated, additional or more detailed information about the Company, its assets and liabilities or financial performance. Copies of the filings for Magellan's chapter 11 cases are available, for a fee, during regular business hours at the office of the Clerk of the Bankruptcy Court or at the Bankruptcy Court's internet site at: http://www.nysb.uscourts.gov.

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. The Company filed a Plan of Reorganization on March 11, 2003 containing the terms of the proposed financial restructuring plan with the Bankruptcy Court. Subsequently, on March 26, 2003, it filed with the Bankruptcy Court its First Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement"). Copies of the Plan and the Disclosure Statement have been filed with the Securities and Exchange Commission in a Form 8-K dated March 26, 2003.

        Under the Plan, holders of the Company's $625.0 million of Senior Subordinated Notes will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 97.5% of the common stock of the reorganized entity less the amount of common stock distributed to holders of general unsecured claims (see below). Holders of the Company's $250.0 million of Senior Notes will exchange their Senior Notes and all accrued and unpaid interest thereon for new senior subordinated unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the Senior Notes, including maturity on November 15, 2007 and interest at 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, common stock and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the common stock of the reorganized entity, as well as warrants to purchase a like number of shares of common stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the common stock of the reorganized entity, as well as warrants to purchase a like number of shares of common stock.

        Also pursuant to the Plan, the Company's senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), consisting of term loans of approximately $115.8 million and a revolver under which there are outstanding borrowings of $45.0 million and outstanding letters of credit of approximately $75.3 million, will be converted to secured term loans (and letter of credit commitments with respect to outstanding letters of credit and renewals thereof) having maturities of November 30, 2005 (the "New Facilities"). The New Facilities will bear interest at a rate equal to the prime rate plus 3.25 percent and the Company will pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company will pay the lenders a fee of one percent of the New Facilities on the effective date of the Plan. Under the New Facilities, there are amortization payments of $11.0 million per quarter during calendar 2004 and $15.0 million per quarter for the first three quarters of calendar 2005. The New Facilities will be guaranteed by substantially all of the subsidiaries of Magellan and will be secured by substantially all of the assets of Magellan and the subsidiary guarantors.

        The Plan also contemplates an equity investment in reorganized Magellan in the amount of $50.0 million pursuant to a rights offering to be made available to general unsecured creditors. The Company has obtained a commitment, subject to confirmation of the Plan and certain other customary conditions, from certain holders of its Senior Subordinated Notes to purchase any portion of the $50.0 million offering not subscribed to by other creditors. The proceeds of this equity investment will be available to the Company for general corporate purposes.

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their contract. Under this agreement, the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Under this agreement, revenue for calendar year 2004 is estimated to be approximately $225 million. Pursuant to the Plan, upon emergence from chapter 11, the Company will pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which will mature on December 31, 2005. The Aetna Note will be guaranteed by substantially all of the subsidiaries of Magellan and will be secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note will be payable on December 31, 2005, and the remainder will be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price, which the Company estimates would be $40 million to $50 million, could be offset against any amounts owing under the Aetna Note. The renewal of the Aetna agreement was approved by the Bankruptcy Court on April 23, 2003.

        Although the Company has filed the Plan with the Bankruptcy Court, there can be no assurance that the Company will (i) obtain Bankruptcy Court approval of the Plan and the Disclosure Statement; (ii) obtain the approval of the Bankruptcy Court for the transactions referred to above that have not already been approved; (iii) obtain the acceptances from its creditors necessary to confirm and consummate the Plan; and/or (iv) obtain any other requisite approvals to confirm and consummate the Plan. If the Company is not successful in its financial restructuring efforts, the Company will not be able to continue as a going concern.

        Due to Magellan's chapter 11 filing, the condensed consolidated financial statements in this 10-Q have been prepared in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, the consolidated financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the Company's ongoing operations. In accordance with SOP 90-7, the Company has presented "liabilities subject to compromise" at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings. Such amounts are subject to future adjustments. Also, the Company has recorded as "reorganization expense" the write-off of deferred financing fees associated with the Senior Notes and the Senior Subordinated Notes, as well as professional fees and expenses and other activity directly associated with the bankruptcy process. Magellan plans to continue to operate in the ordinary course of business during the reorganization process under chapter 11 of the Bankruptcy Code; however, there can be no assurance in this regard. Bankruptcy Court approval of the Company's Plan could materially change the amounts and classifications reported in the condensed consolidated financial statements. Additionally, the Company may, subject to Bankruptcy Court approval, if required, or as permitted in the normal course of business, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Based on the current terms of the Plan, the Company believes it would qualify for and be required to implement the "Fresh Start" accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a "fair value" basis for the carrying value of the assets and liabilities of reorganized Magellan. The application of "Fresh Start" accounting on the Company's consolidated financial statements may result in material changes in the amounts and classifications of the Company's non-current assets (including property and equipment and intangible assets), however the potential impact cannot be determined at this time.

Fiscal Year Change

        On May 14, 2003, the Board of Directors of Magellan approved a change in Magellan's fiscal year end from September 30 to December 31. Magellan will file a transition report on Form 10-K for the three month period ended December 31, 2002, within the period prescribed for filing of such report.

Business Overview

        Over the past three years, the Company has exited non-core businesses and focused on its core managed behavioral healthcare business. APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The income (loss) the Company incurred to exit the discontinued operations is reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". Adjustments to recorded liabilities (mainly lease run-out accruals for closed offices) that result from the chapter 11 process have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Reorganization (expense) benefit, net". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        The Company currently is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral health professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products. At March 31, 2003, the Company managed the behavioral healthcare benefits of approximately 66.4 million covered lives.

        Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

Health Plans

        The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare organizations such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

        During the three months ended March 31, 2002 and 2003 the Company derived approximately $61.4 million and $49.9 million, respectively, of net revenue from its contracts with Aetna, Inc.

("Aetna"), with the majority of such revenue associated with the Health Plans segment. During the six months ended March 31, 2002 and 2003 the Company derived approximately $140.2 million and $104.7 million, respectively, of net revenue from its contracts with Aetna. The decline in Aetna revenue of approximately $ 35.5 million in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was mainly due to decreased membership which was primarily a result of Aetna intentionally reducing its membership levels during calendar 2002 and during the first calendar quarter of 2003 in an effort to exit less profitable businesses.

        As described above, as part of, and subject to, consummation of the Plan, Aetna and Magellan have agreed to renew their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $7.7 million and $7.6 million in the quarters ended March 31, 2002 and 2003, respectively. During the six months ended March 31, 2002 and 2003 the Company derived approximately $16.0 million and $16.5 million, respectively, of net revenue from this contract. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $12.0 million and $10.5 million in the quarters ended March 31, 2002 and 2003, respectively. During the six months ended March 31, 2002 and 2003 the Company derived approximately $24.7 million and $24.5 million, respectively, of net revenue from this contract. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        Choice Behavioral Health Partnership ("Choice"), in which the Company previously had a 50 percent interest, also is a subcontractor with respect to TRICARE. All of Choice's revenues are derived from its subcontract with respect to TRICARE. Such subcontract expires June 30, 2003. Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150,000 per month for the extension period up to a maximum of twelve months.

        The Company and Choice receive fixed fees for the management of the services under the TRICARE contracts, which are subject to certain bid-price adjustments (BPAs). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems.

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

        Both the Company, through its wholly-owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company recognized approximately $54.9 million and $49.7 million of consolidated net revenue in the quarters ended March 31, 2002 and 2003 in connection with the TennCare program. During the six months ended March 31, 2002 and March 31, 2003 the Company derived approximately $114.9 million and $112.7 million, respectively, of net revenue from the TennCare program. In addition to revenue under TBH's contract with the State of Tennessee, such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $31.1 million and $23.6 million for the three months ended March 31, 2002 and 2003, respectively and approximately $64.7 million and $58.2 million during the six months ended March 31, 2002 and 2003, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee have verbally agreed to an extension of the Premier agreement through December 31, 2003, which agreement requires the consent of Magellan's joint venture partner in Premier. The joint venture partner has agreed to give such consent provided that Magellan makes a capital contribution of approximately $0.9 million into Premier (and Premier makes a non-pro rata distribution of a like amount to the joint venture partner). Such a capital contribution requires Bankruptcy Court approval. The Company is seeking such approval. It is uncertain as to what will happen to the Premier membership after the expiration of the contract or the extension, (if executed and approvals obtained), however, the State of Tennessee has expressed its desire to have more than one managed behavioral health organization involved with the TennCare program.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $43.2 million and $56.3 million for the quarters ended March 31, 2002 and 2003, respectively. During the six months ended March 31, 2002 and 2003 the Company derived approximately $79.2 million and $112.5 million, respectively, of net revenue from these contracts.

        Corporate and Other.    This segment of the Company primarily comprises operational support functions such as claims administration, network services, sales and marketing and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended March 31, 2002 and 2003 approximated $379.1 million and $352.0 million, respectively, and approximated $769.4 million and $740.7 million for the six months ended March 31, 2002 and 2003, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on a quarterly reporting basis during the term of the contract pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $4.0 million and $2.1 million, for the three months ended March 31, 2002 and 2003, respectively, and approximately $7.4 million and $3.1 million during the six months ended March 31, 2002 and 2003, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. See discussion of these subcontracts in "Health Plans" above. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $1.0 million and $0.2 million as of September 30, 2002 and March 31, 2003, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

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

        The Company has determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Workplace reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the Company's unaudited condensed consolidated statement of operations for the first quarter of fiscal 2002. The results of operations previously reported for the six months ended March 31, 2002 have been restated herein, as permitted, to reflect the cumulative effect of the adoption of SFAS 142.

Intangible Assets

        At March 31, 2003, the Company had identifiable intangible assets (primarily customer agreements and lists, provider networks and trademarks and copyrights) of approximately $63.9 million, net of accumulated amortization of $56.5 million. During the quarter ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in reducing the remaining useful lives of certain customer agreements and lists and provider networks. Such reductions reflected management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three-month and six-month periods ended March 31, 2003 by $1.7 million and $3.5 million, respectively. Net income for such periods has been reduced by the same amounts, or $0.05 and $0.10 per diluted share for the three-month and six-month periods ended March 31, 2003, respectively. The remaining estimated useful lives at March 31, 2003 of the customer agreements and lists, provider networks, and trademarks and copyrights range from one to eighteen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of March 31, 2003. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, upon emergence from bankruptcy, the Company believes that it would be required to apply Fresh Start accounting, which could result in a significant change to the recorded values of the Company's long-lived assets.

Medical Claims Payable

        Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly-owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Company's deferred tax assets were fully reserved at September 30, 2002 and March 31, 2003.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). The January 1, 2003 implementation of SFAS 146 did not have a material impact upon the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS 142. The Company early adopted this accounting standard in the first quarter of fiscal 2002, as permitted. See discussion regarding goodwill above for a description of SFAS 142 and the impact of its implementation to the Company.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes, minority interest and reorganization expense ("Segment Profit"). See Note H—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended March 31, 2002
Net revenue	$249.5	$58.8	$129.6	$—	$437.9
Cost of care	158.6	19.2	106.8	—	284.6
Direct service costs	42.1	20.8	10.1	—	73.0
Other operating expenses	—	—	—	37.9	37.9
Equity in (earnings) of unconsolidated subsidiaries	(3.3)	—	(1.0)	—	(4.3)
Segment profit (loss)	$52.1	$18.8	$13.7	$(37.9)	$46.7
Three Months Ended March 31, 2003
Net revenue	$218.9	$51.5	$138.6	$—	$409.0
Cost of care	130.2	14.1	115.7	—	260.0
Direct service costs	33.5	19.9	10.7	—	64.1
Other operating expenses	—	—	—	44.7	44.7
Equity in (earnings) loss of unconsolidated subsidiaries	(1.3)	—	0.7	—	(0.6)
Segment profit (loss)	$56.5	$17.5	$11.5	$(44.7)	$40.8
Six Months Ended March 31, 2002
Net revenue	$510.7	$114.5	$257.6	$—	$882.8
Cost of care	311.1	37.5	211.7	—	560.3
Direct service costs	87.6	41.8	20.3	—	149.7
Other operating expenses	—	—	—	80.7	80.7
Equity in (earnings) of unconsolidated subsidiaries	(7.2)	—	(0.3)	—	(7.5)
Segment profit (loss)	$119.2	$35.2	$25.9	$(80.7)	$99.6
Six Months Ended March 31, 2003
Net revenue	$455.9	$107.9	$291.1	$—	$854.9
Cost of care	267.7	32.6	241.5	—	541.8
Direct service costs	68.2	39.8	21.5	—	129.5
Other operating expenses	—	—	—	86.0	86.0
Equity in (earnings) loss of unconsolidated subsidiaries	(3.3)	—	0.6	—	(2.7)
Segment profit (loss)	$123.3	$35.5	$27.5	$(86.0)	$100.3

Quarter ended March 31, 2003 ("Current Year Quarter"), compared to the same period of fiscal 2002 ("Prior Year Quarter")

Health Plans.

Net Revenue

        Net revenue related to the Health Plans segment decreased by 12.3 percent or $30.6 million to $218.9 million for the Current Year Quarter from $249.5 million for the Prior Year Quarter. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $9.5 million, terminated contracts of $24.2 million, lower performance revenue of $1.7 million (see below), contract changes (mainly risk to non-risk) of $8.2 million and other net changes, which decreases were partially offset by net increases in rates of $7.4 million, net increased membership from existing customers (excluding Aetna) of $6.2 million, the recognition of $2.7 million of revenue from the Company's agreement with respect to its withdrawal from the Choice partnership and new business of $2.4 million.

        Performance-based revenues for the Health Plans segment were $3.6 million and $1.9 million in the fiscal 2002 and 2003 periods, respectively. The decrease is primarily due to the Prior Year Quarter including performance revenue for a contract that no longer has performance revenue terms.

Cost of Care

        Cost of care decreased by 17.9 percent or $28.4 million to $130.2 million for the Current Year Quarter from $158.6 million for the Prior Year Quarter. The decrease in cost of care is primarily due to a reduction in care under the Company's contract with Aetna (mainly due to decreased membership) of $6.1 million, terminated contracts of $16.7 million, net contract changes (mainly risk to non-risk) of $6.9 million and net favorable settlements of $3.8 million related to claims paid by clients, which decreases were partially offset by estimated higher care trends and other net changes of $0.9 million, net increased membership from existing customers of $3.2 million and new business of $1.0 million. Cost of care decreased as a percentage of risk revenue from 75.8 percent in the fiscal 2002 period to 73.4 percent in the fiscal 2003 period, mainly due to rate and other revenue increases since the fiscal 2002 period, and net favorable settlements related to claims paid by clients in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 20.4 percent or $8.6 million to $33.5 million for the Current Year Quarter from $42.1 million for the Prior Year Quarter. The decrease in direct service costs is due to lower costs required to support the Company's decrease in net membership, and as a result of the cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. Direct service costs decreased as a percentage of revenue from 16.9 percent for the fiscal 2002 period to 15.3 percent for the fiscal 2003 period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to rate and other revenue increases since the fiscal 2002 period, and the aforementioned cost reduction efforts undertaken by the Company.

Equity in Earnings of Unconsolidated Subsidiaries

        Equity in earnings of unconsolidated subsidiaries decreased 60.6 percent or $2.0 million to $1.3 million for the Current Year Quarter from $3.3 million for the Prior Year Quarter. The decrease mainly relates to the Company's withdrawal from the Choice partnership as of the end of October 2002.

Workplace.

Net Revenue

        Net revenue related to the Workplace segment decreased by 12.4 percent or $7.3 million to $51.5 million for the Current Year Quarter from $58.8 million for the Prior Year Quarter. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $1.9 million, net decreased membership from existing customers (excluding Aetna) of $1.6 million, terminated contracts of $1.5 million and contract changes (mainly risk to non-risk) of $3.0 million, which decreases were partially offset by other net changes of $0.7 million.

Cost of Care

        Cost of care decreased by 26.6 percent or $5.1 million to $14.1 million for the Current Year Quarter from $19.2 million for the Prior Year Quarter. The decrease in cost of care is mainly due to net terminated contracts of $1.0 million, net contract changes (mainly risk to non-risk) of $3.1 million and lower care trends of $1.0 million. The lower care trends for the Workplace segment are mainly due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Cost of care decreased as a percentage of risk revenue from 41.7 percent in the fiscal 2002 period to 33.8 percent in the fiscal 2003 period, mainly due to lower care trends experienced in the fiscal 2003 period and due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 4.3 percent or $0.9 million to $19.9 million for the Current Year Quarter from $20.8 million for the Prior Year Quarter. The decrease in direct service costs is mainly due to cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs increased from 35.4 percent for the fiscal 2002 period to 38.6 percent for the fiscal 2003 period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the $3.0 million reduction in revenue due to contract changes (as described above), for which there is no impact to direct service costs.

Public.

Net Revenue

        Net revenue related to the Public segment increased by 6.9 percent or $9.0 million to $138.6 million for the Current Year Quarter from $129.6 million for the Prior Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $13.7 million and net rate increases of $2.6 million, which increases were partially offset by program changes of $5.6 million, terminated contracts of $0.6 million and other net changes.

Cost of Care

        Cost of care increased by 8.3 percent or $8.9 million to $115.7 million for the Current Year Quarter from $106.8 million for the Prior Year Quarter. The increase in cost of care is mainly due to net increased membership from existing customers of $13.9 million and higher care trends and other net changes of approximately $0.6 million, which increases were partially offset by program changes of $5.6 million. As a percentage of risk revenue, cost of care increased from 86.3 percent for the fiscal 2002 period to 87.1 percent for the fiscal 2003 period, mainly due to higher care trends experienced in the fiscal 2003 period and changes in business mix, partially offset by rate and other revenue increases in the fiscal 2003 period.

Direct Service Costs

        Direct service costs increased by 5.9 percent or $0.6 million to $10.7 million for the Current Year Quarter from $10.1 million for the Prior Year Quarter. The increase in direct service costs is primarily due to higher costs required to support the Company's increase in net membership, partially offset by cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs decreased from 7.8 percent for the fiscal 2002 period to 7.7 percent for the fiscal 2003 period, primarily due to the Company's ability to control the rate of increase of direct service costs associated with membership growth and due to the Company's cost reduction efforts.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

        Equity in earnings (loss) of unconsolidated subsidiaries decreased $1.7 million to $(0.7) million for the Current Year Quarter from $1.0 million for the Prior Year Quarter. The investment in unconsolidated subsidiary relates to Premier. The decrease is primarily due to unfavorable care trends and decreased membership, which decreases were partially offset by favorable rate changes.

Corporate and Other.

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 17.9 percent or $6.8 million to $44.7 million for the Current Year Quarter from $37.9 million for the Prior Year Quarter. As a percentage of total net revenue, other operating costs increased from 8.7 percent for the Prior Year Quarter to 10.9 percent for the Current Year Quarter. These variances are mainly due to higher discretionary employee benefit costs of $4.9 million (the Prior Year Quarter included a change in estimate to reduce certain discretionary employee benefit cost accruals of $2.0 million), higher legal fee expenses of $1.4 million due to the timing of litigation activity, and the inclusion in the Prior Year Quarter of the favorable impact of changes in estimates of the reserves previously recorded for employee health benefits, self-insurance and litigation totaling approximately $3.5 million. Such increases in other operating expenses were partially offset by the Company's cost reduction efforts.

Depreciation and Amortization

        Depreciation and amortization increased by 22.5 percent or $2.5 million to $13.6 million for the Current Year Quarter from $11.1 million for the Prior Year Quarter. The increase is partially due to $1.7 million of additional amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002. The remaining increase is primarily due to higher depreciation expense associated with fixed asset addition activity.

Interest Expense

        Interest expense decreased by 10.7 percent or $2.6 million to $21.8 million for the Current Year Quarter from $24.4 million for the Prior Year Quarter. The decrease is mainly due to the Company not accruing interest after the Commencement Date of approximately $3.1 million and $1.3 million for the Senior Subordinated Notes and the Senior Notes, respectively, as a result of the chapter 11 filing, in accordance with SOP 90-7. Such decrease was partially offset by increased Credit Agreement interest expense of approximately $1.0 million, mainly related to higher borrowing levels on the Company's revolving line of credit and higher overall interest rates charged for all loans under the Credit Agreement, $0.3 million of increased letter of credit fees, $0.3 million related to the Aetna Note and $0.2 million of higher deferred financing cost amortization.

Other Items

        The Company recorded net reorganization expense from continuing operations of $23.2 million during the Current Year Quarter. Such amount is mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the chapter 11 process. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The Company recorded special charges of $3.4 million and $1.7 million in the Prior Year Quarter and the Current Year Quarter, respectively. The special charges related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note G—"Managed Care Integration Plan and Special

Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

        The Company's effective income tax rate decreased to 14.6 percent for the Current Year Quarter from 41.5 percent for the Prior Year Quarter. The Current Year Quarter effective rate is less than federal statutory rates primarily due to the Company's financial restructuring activities and financial condition which result in uncertainty as to the Company's ability to realize net operating loss carryforwards and other deferred tax assets otherwise generated from the net operating loss in the Current Year Quarter. The Prior Year Quarter effective rate exceeds federal statutory rates primarily due to state income tax provision.

Discontinued Operations

        The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2002	2003
Healthcare provider and franchising segments	$824	$238
Specialty managed healthcare segment	198	—

	$1,022	$238

        Income from the healthcare provider and franchising segments for the Current Year Quarter is a result of a change in estimate related to the tax provision recorded during the three months ended December 31, 2002 of $0.4 million, partially offset by the cost of collections, legal fees and other costs of exiting the business. Income from the healthcare provider and franchising segments for the Prior Year Quarter is a result of the positive settlements of outstanding Medicare and Medicaid cost reports offset by the cost of collections, legal fees and other costs of exiting the business.

        Income from the specialty managed healthcare segment for the Prior Year Quarter is a result of a change in estimate of certain lease reserves of $0.3 million (pre-tax) related to the settlement of a lease obligation. See Note E—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the gain on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2002	2003
Specialty managed healthcare segment	$203	$326
Human services segment	—	52

	$203	$378

        The Current Year Quarter and Prior Year Quarter gains on disposal related to the specialty managed healthcare segment are a result of cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        The Current Year Quarter gain on disposal related to the human services segment is a result of a change in estimate related to the tax provision recorded during the three months ended December 31, 2002.

        The following table summarizes, for the periods indicated, reorganization (expense) benefit related to discontinued operations (in thousands):

	Three Months Ended March 31,
	2002	2003
Healthcare provider and franchising segments	$—	$(257)
Specialty managed healthcare segment	—	3,292

	$—	$3,035

        As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as reorganization (expense) benefit.

Six months ended March 31, 2003 ("Current Year Period"), compared to the same period of fiscal 2002 ("Prior Year Period")

Health Plans.

Net Revenue

        Net revenue related to the Health Plans segment decreased by 10.7 percent or $54.8 million to $455.9 million for the Current Year Period from $510.7 million for the Prior Year Period. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $33.1 million, terminated contracts of $38.6 million, lower performance revenue of $4.7 million (see below), contract changes (mainly risk to non-risk) of $12.4 million, and other net changes, which decreases were partially offset by net increases in rates of $18.5 million, net increased membership from existing customers (excluding Aetna) of $10.9 million, the recognition of $7.2 million of revenue under the Company's agreement to withdraw from the Choice partnership and new business of $4.8 million.

        Performance-based revenues for the Health Plans segment were $7.2 million and $2.5 million in the fiscal 2002 and 2003 periods, respectively. The decrease is primarily due to the Prior Year Period including performance revenue for a contract that no longer has performance revenue terms.

Cost of Care

        Cost of care decreased by 14.0 percent or $43.4 million to $267.7 million for the Current Year Period from $311.1 million for the Prior Year Period. The decrease in cost of care is primarily due to a reduction in care under the Company's contract with Aetna (mainly due to decreased membership) of $21.2 million, terminated contracts of $25.7 million, net contract changes (mainly risk to non-risk) of $9.7 million, net favorable settlements of $4.4 million related to claims paid by clients and unfavorable prior fiscal year medical claims development during fiscal 2002 of $4.6 million, which decreases were partially offset by estimated higher care trends and other net changes of $13.3 million, net increased membership from existing customers of $6.9 million and new business of $2.0 million. Excluding the impact of prior fiscal year medical claims development, cost of care increased as a percentage of risk revenue from 70.8 percent in the fiscal 2002 period to 71.2 percent in the fiscal 2003 period, mainly due to higher care trends experienced in the fiscal 2003 period, partially offset by rate and other revenue increases since the fiscal 2002 period and net favorable settlements related to claims paid by clients in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 22.1 percent or $19.4 million to $68.2 million for the Current Year Period from $87.6 million for the Prior Year Period. The decrease in direct service costs is due to lower costs required to support the Company's decrease in net membership, and as a result of cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. Direct service costs decreased as a percentage of revenue from 17.2 percent for the fiscal 2002 period to 15.0 percent for the fiscal 2003 period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to rate and other revenue increases since the fiscal 2002 period and the aforementioned cost reduction efforts undertaken by the Company.

Equity in Earnings of Unconsolidated Subsidiaries

        Equity in earnings of unconsolidated subsidiaries decreased 54.2 percent or $3.9 million to $3.3 million for the Current Year Period from $7.2 million for the Prior Year Period. The decrease mainly relates to the Company's withdrawal from the Choice partnership as of the end of October 2002.

Workplace.

Net Revenue

        Net revenue related to the Workplace segment decreased by 5.8 percent or $6.6 million to $107.9 million for the Current Year Period from $114.5 million for the Prior Year Period. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $2.4 million, net decreased membership from existing customers (excluding Aetna) of $0.8 million, terminated contracts of $1.5 million and contract changes (mainly risk to non-risk) of $3.0 million, which decreases were partially offset by other net changes of $1.1 million.

Cost of Care

        Cost of care decreased by 13.1 percent or $4.9 million to $32.6 million for the Current Year Period from $37.5 million for the Prior Year Period. The decrease in cost of care is mainly due to terminated contracts of $0.9 million, net contract changes (mainly risk to non-risk) of $3.1 million and favorable prior fiscal year medical claims development during fiscal 2003 of $0.9 million. Excluding the impact of prior fiscal year medical claims development, cost of care decreased as a percentage of risk revenue from 41.2 percent in the fiscal 2002 period to 38.8 percent in the fiscal 2003 period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 4.8 percent or $2.0 million to $39.8 million for the Current Year Period from $41.8 million for the Prior Year Period. As a percentage of revenue, direct service costs increased from 36.5 percent for the fiscal 2002 period to 36.9 percent for the fiscal 2003 period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the $3.0 million reduction in revenue due to contract changes (as discussed above), for which there is no impact to direct service costs. Such increase was partially offset by cost reduction efforts undertaken by the Company.

Public.

Net Revenue

        Net revenue related to the Public segment increased by 13.0 percent or $33.5 million to $291.1 million for the Current Year Period from $257.6 million for the Prior Year Period. The increase in revenue is mainly due to net increased membership from existing customers of $31.0 million and net rate increases of $8.8 million, which increases were partially offset by program changes of $5.6 million, terminated contracts of $0.7 million and other net changes.

Cost of Care

        Cost of care increased by 14.1 percent or $29.8 million to $241.5 million for the Current Year Period from $211.7 million for the Prior Year Period. The increase in cost of care is mainly due to net increased membership from existing customers of $27.9 million and higher care trends of approximately $8.2 million, which increases were partially offset by favorable prior fiscal year medical claims development during fiscal 2003 of $0.7 million and program changes of $5.6 million. Excluding the impact of prior fiscal year medical claims development, as a percentage of risk revenue, cost of care increased from 86.3 percent for the fiscal 2002 period to 87.0 percent for the fiscal 2003 period, mainly due to higher care trends experienced in the fiscal 2003 period and changes in business mix, partially offset by rate and other revenue increases in the fiscal 2003 period.

Direct Service Costs

        Direct service costs increased by 5.9 percent or $1.2 million to $21.5 million for the Current Year Period from $20.3 million for the Prior Year Period. The increase in direct service costs is primarily due to higher costs required to support the increase in net membership, partially offset by cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs decreased from 7.9 percent for the fiscal 2002 period to 7.4 percent for the fiscal 2003 period, primarily due to the Company's ability to control the rate of increase of direct service costs associated with membership growth and due to the Company's cost reduction efforts.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

        Equity in earnings (loss) of unconsolidated subsidiaries decreased $0.9 million to $(0.6) million for the Current Year Period from $0.3 million for the Prior Year Period. The investment in unconsolidated subsidiary relates to Premier. The decrease is primarily due to unfavorable care trends and decreased membership, which decreases were partially offset by favorable rate changes.

Corporate and Other.

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 6.6 percent or $5.3 million to $86.0 million for the Current Year Period from $80.7 million for the Prior Year Period. As a percentage of total net revenue, other operating costs increased from 9.1 percent for the Prior Year Period to 10.1 percent for the Current Year Period. These variances are mainly due to higher discretionary employee benefit costs of $2.9 million, higher legal fee expenses of $2.2 million due to the timing of litigation activity, and the inclusion in the Prior Year Quarter of the favorable impact of changes in estimates of the reserves previously recorded for employee health benefits, self-insurance and litigation totaling approximately $3.0 million. Such increases in other operating expenses were partially offset by the Company's cost reduction efforts.

Depreciation and Amortization

        Depreciation and amortization increased by 25.6 percent or $5.7 million to $28.0 million for the Current Year Period from $22.3 million for the Prior Year Period. The increase is partially due to $3.5 million of additional amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002. The remaining increase is primarily due to higher depreciation expense associated with fixed asset addition activity.

Interest Expense

        Interest expense decreased by 2.3 percent or $1.1 million to $47.1 million for the Current Year Period from $48.2 million for the Prior Year Period. The decrease is mainly due to the Company not accruing interest after the Commencement Date of approximately $3.1 million and $1.3 million for the Senior Subordinated Notes and the Senior Notes, respectively, as a result of the chapter 11 filing, in accordance with SOP 90-7. Such decrease was partially offset by increased Credit Agreement interest expense of approximately $1.5 million, mainly related to higher borrowing levels on the Company's revolving line of credit and higher overall interest rates charged for all loans under the Credit Agreement, $0.5 million in higher penalty interest due to the non-registration of the Senior Notes, $0.4 million of increased letter of credit fees, $0.3 million related to the Aetna Note and $0.6 million of higher deferred financing cost amortization.

Other Items

        The Company recorded net reorganization expense from continuing operations of $26.1 million during the Current Year Period. Such amount is mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the chapter 11 process. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth herein. The Company recorded special charges of $7.9 million and $5.6 million in the Prior Year Period and the Current Year Period, respectively. The special charges related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note G—"Managed Care Integration Plan and Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

        The Company's effective income tax rate decreased to 8.4 percent for the Current Year Period from 41.2 percent for the Prior Year Period. The Current Year Period effective rate is less than federal statutory rates primarily due to the Company's financial restructuring activities and financial condition which result in uncertainty as to the Company's ability to realize net operating loss carryforwards and other deferred tax assets otherwise generated from the net operating loss in the Current Year Period. The Prior Year Period effective rate exceeds federal statutory rates primarily due to state income tax provision.

Discontinued Operations

        The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	Six Months Ended March 31,
	2002	2003
Healthcare provider and franchising segments	$982	$1,041
Specialty managed healthcare segment	198	—

	$1,180	$1,041

        Income from the healthcare provider and franchising segments for the Current Year Period is a result of changes in estimates of certain legal fee accruals of $0.9 million (pre-tax), as well as the result of the positive settlement of outstanding Medicare and Medicaid cost reports of $0.7 million (pre-tax), offset by the cost of collections, legal fees and other costs of exiting the business. Income from the healthcare provider and franchising segments for the Prior Year Period is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $4.3 million (pre-tax), offset by the cost of collections, lease termination payments, legal fees and other costs of exiting the business.

        Income from the specialty managed healthcare segment for the Prior Year Period is a result of a change in estimate of certain lease reserves of $0.3 million (pre-tax) related to the settlement of a lease obligation. See Note E—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the gain on disposal of discontinued operations, net of tax (in thousands):

	Six Months Ended March 31,
	2002	2003
Healthcare provider and franchising segments	$820	$—
Specialty managed healthcare segment	203	326
Human services segment	—	149

	$1,023	$475

        During the Prior Year Period, the Company and its joint venture partner sold the operations and assets of the remaining provider joint venture ("Provider JV") for $7.6 million, less selling costs of $0.1 million. This resulted in the Company receiving $3.5 million in cash and recording a pre-tax gain in the healthcare provider and franchising segments of approximately $1.3 million.

        The Current Year Period and Prior Year Period gains on disposal related to the specialty managed healthcare segment are a result of cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        The Current Year Period gain on disposal related to the human services segment primarily relates to a favorable adjustment of self-insurance reserves on a pre-tax basis of approximately $0.2 million.

        The following table summarizes, for the periods indicated, reorganization (expense) benefit related to discontinued operations (in thousands):

	Six Months Ended March 31,
	2002	2003
Healthcare provider and franchising segments	$—	$(257)
Specialty managed healthcare segment	—	3,292

	$—	$3,035

        As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as reorganization (expense) benefit.

Outlook—Results of Operations

General

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

        Based upon the Company's financial condition and due to the status of its financial restructuring activities, the Company anticipates a reduction in fiscal 2003 revenue from lost customer contracts at a higher rate than it has experienced in prior fiscal years. Such anticipated losses include one of the TRICARE contracts as previously discussed. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Furthermore, the Company's financial condition is expected to result in limited opportunities for the Company to sell new business until at least such time as its financial restructuring and chapter 11 activities would be completed.

Interest Rate Risk

        The Company had $160.8 million of total debt outstanding under the Credit Agreement at March 31, 2003. Currently, the Company's interest rates for the loans under the Credit Agreement are based on the prime rate plus a borrowing margin of 2.50 percent for Revolving Loans, 3.25 percent for the Tranche B Loans and 3.50 percent for Tranche C Loans. The prime rate was 4.75 percent on March 31, 2002 and 4.25 percent on March 31, 2003. Based on the March 31, 2003 borrowing levels under the Credit Agreement, a 0.25 percent increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. The Company's earnings could be adversely affected by increases in interest rates.

Operating Restructuring Activities

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002 with special charges of $7.9 million being recorded during the six months ended March 31, 2002. The special charges for fiscal 2002 consisted of $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, $1.9 million to downsize and close excess facilities and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The remaining employee termination costs are expected to be paid in full by April 30, 2004. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities terminate at various dates through fiscal 2006. At March 31, 2003, outstanding liabilities of $0.8 million related to the 2002 Restructuring Plan are included in "current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheets.

        In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and $1.0 million to downsize and close excess facilities and other associated activities.

        During the six months ended March 31, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of $3.7 million to terminate an additional 245 employees that represented both field operational and corporate personnel, and $0.5 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $3.7 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees during the six months ended March 31, 2003, with all of the terminations completed by May 1, 2003. All employee termination costs accrued and unpaid as of March 31, 2003 are expected to be paid in full by September 30, 2004. The other special charges primarily represent costs to downsize and close three leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2004 through fiscal 2008. Certain of these leases were rejected as part of the Company's financial restructuring. In accordance with SOP 90-7, the liabilities under such leases are recorded at the estimated cost as a result of such rejections. At March 31, 2003, outstanding liabilities of $2.4 million related to ABI are included in "current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheets. Implementation of ABI also resulted in additional costs of $1.8 million during the six months ended March 31, 2003 for outside consultants, office relocation and other associated activities.

        The Company is currently exploring additional business and performance improvement initiatives, such as further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies. These initiatives are being formulated into a performance improvement plan ("PIP") which the Company intends to begin implementing during fiscal 2003. The Company cannot estimate at this time the additional costs it will incur to implement any such initiatives in fiscal 2003 and beyond, however, such costs could be material.

HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulation relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        The Transactions and Code Sets regulation is final and was originally scheduled to become effective on October 16, 2002; however, companies may now elect a one-year deferral. The Company has filed for the extension as permitted by law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company has completed the development of a new electronic data interchange ("EDI") strategy, which it believes will significantly enhance its HIPAA compliance efforts. The Company has signed an agreement with an external EDI tool vendor to expand the Company's usage of EDI technology, developed a project plan and an accompanying resource requirements rationale and identified anomalies through mapping of the HIPAA standard transactions to the Company's various clinical, claim and provider systems.

        The final regulation on privacy was published on December 28, 2000 and accepted by Congress on February 16, 2001. This regulation, which became effective on April 14, 2001 with a compliance date of April 14, 2003, requires patient authorization to release healthcare information in certain situations, creates rules about how much and when information may be released and creates rights for patients to review and amend their health records, creates a requirement to notify members of privacy practices and also requires that entities contract with their downstream business associates using standards required by the regulation. This regulation applies to both electronic and paper transactions. A new proposed modification to this rule was published on March 27, 2002 in the federal register with a 30-day comment period. This proposal sought to change some of the areas of the privacy regulation that had an unintended adverse effect on the provision of care. The final modification to the privacy regulation was published in the August 14, 2002 Federal Register. The compliance date for the privacy regulation, including these changes, was April 14, 2003. The Company has developed and implemented various measures to address areas such as confidential communications, accounting of disclosures, right of access and amendment, identifying and contracting with business associates, creation of HIPAA compliant policies and information technology upgrades. The Company believes that its business and operations are structured to comply with all applicable provisions of the privacy regulations.

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was published on February 20, 2003 with a compliance date of April 21, 2005. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of and access to, individual health information. Although the final security regulation was just recently released, the Company began compliance efforts over two years ago by taking steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The Company is now reviewing the final rule to determine what other actions must be taken to ensure compliance with the rule by the compliance date.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the proposed regulation on security and the final regulation on privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups to identify and assess the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $1.2 million and $0.9 million in operating costs during the three months ended March 31, 2002 and 2003, respectively, and approximately $1.9 million and $1.6 million during the six months ended March 31, 2002 and 2003, respectively. Capital expenditures related to HIPAA were approximately $0.8 million and $0.7 million for the three months ended March 31, 2002 and 2003, respectively, and approximately $0.8 million and $1.4 million for the six months ended March 31, 2002 and 2003, respectively. Management estimates that the Company will incur approximately $1.5 million to $2.5 million in operating expenditures and approximately $2.5 million to $3.5 million in capital expenditures during the remaining six months of fiscal 2003 related to HIPAA.

Historical-Liquidity and Capital Resources

Operating Activities

        The Company's net cash provided by operating activities was $38.2 million and $63.2 million for the six months ended March 31, 2002 and 2003, respectively. The $25.0 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily due to reductions in cash interest payments and cash outflows with respect to discontinued operations. During the Current Year Period, the Company made cash interest payments of $20.6 million, which is a reduction of $22.7 million from the Prior Year Period amount of $43.3 million. This decrease is primarily due to the Company not making scheduled interest payments of $28.1 million in February 2003 associated with the Senior Subordinated Notes, given the Company's chapter 11 filing and its proposed treatment of the Senior Subordinated Notes in the Company's plan of reorganization. The Prior Year Period included $6.3 million of net cash outflows with respect to discontinued operations, while the Current Year Period reflects $0.2 million of net cash inflows.

Investing Activities

        The Company utilized $12.8 million and $14.0 million in funds during the six months ended March 31, 2002 and 2003, respectively, for capital expenditures. The increase in capital expenditures of $1.2 million, or 9.4 percent, is largely attributable to capital expenditures incurred in the Current Year Period related to the new operating facility located in Maryland Heights, Missouri and capital expenditures in connection with management information systems and related equipment.

        The Company used $60.0 million and $2.4 million during the Prior Year Period and the Current Year Period, respectively, for acquisitions and investments in businesses. The amount for the Prior Year Period is for a contingent purchase price payment to Aetna. The amount for the Current Year Period is for an earn-out payment with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company.

        During the Prior Year Period, the Company sold its remaining provider joint venture, receiving $3.5 million in proceeds.

Financing Activities

        During the six months ended March 31, 2002, the Company had net borrowings of $30.0 million on the Revolving Facility, repaid $0.7 million of indebtedness outstanding under the Term Loan Facility, made payments on capital lease obligations of $1.3 million, incurred additional fees of approximately $1.3 million primarily related to an amendment to the Credit Agreement and had other net financing activities of $0.2 million.

        During the six months ended March 31, 2003, the Company repaid $0.4 million of indebtedness outstanding under the Term Loan Facility (as defined herein), made payments on capital lease obligations of $1.6 million and incurred approximately $1.9 million to obtain waivers of financial covenants under its Credit Agreement.

Outlook-Liquidity and Capital Resources

Proposed Financial Restructuring

        In light of its current financial condition, the Company has undertaken an effort to restructure its debt, which totals approximately $1.0 billion, and to improve its liquidity. Because of the Company's belief that its operations could no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations, the Company and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 11, 2003. See Note A—"General" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Chapter 11 Filing" for a description of the Company's financial restructuring process and chapter 11 proceedings.

Credit Agreement and Note Indenture Defaults

        Certain defaults exist under the Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of such indebtedness.

Credit Agreement and Liquidity

        The Company had a working capital deficit of approximately $1.2 billion as of March 31, 2003. The March 31, 2003 working capital deficit includes approximately $1.0 billion of long-term debt, which has been classified as a current liability due to certain of the Company's debt agreement defaults. As of March 31, 2003, the Company had unrestricted cash of approximately $88.9 million. As a result of certain defaults existing under the Credit Agreement, the Company is unable to access additional borrowings or letters of credit under the Credit Agreement.

        During the remaining six months of fiscal 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $15 to $25 million (the majority of the Company's capital expenditures relate to management information systems and related equipment, including improvements to its computer systems in conjunction with the Company's on-going integration plan and efforts to comply with HIPAA), the final installment of approximately $1.4 million on its earn-out with respect to the purchase of Inroads, a managed behavioral healthcare company, in 1998, liabilities with respect to its discontinued operations and costs associated with the financial restructuring activities. During the pendency of the Company's chapter 11 process, from which the Company plans to emerge by the end of its fiscal year, the Company will not pay cash interest on the Senior Notes or the Senior Subordinated Notes or pay certain other liabilities subject to compromise. The Company believes that its cash on hand and its operating cash flows will be sufficient to satisfy its non-operating cash requirements for the remainder of the fiscal year, however there can be no assurance in this regard.

        The Company's letter of credit requirements may increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. As of March 31, 2003, the Company had outstanding letters of credit and surety bonds totaling $75.3 million and $14.1 million, respectively. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million (which are included in the total letters of credit of $75.3 million). If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit generally require such letters of credit to have a one-year term, and to renew annually. Because the Company is unable to issue or increase letters of credit under the Credit Agreement, Magellan could lose customers which would have a material adverse effect on the Company.

Debt Service Obligations and Future Commitments

        The Company is highly leveraged with indebtedness and other future commitments that are substantial in relation to its stockholders' deficit and in relation to its earnings. Notwithstanding the classification of all long-term debt as current due to certain defaults under the Credit Agreement and the indentures governing the Senior Notes and the Subordinated Notes, the Company will not pay principal on the Credit Agreement, cash interest on the Senior Notes or the Senior Subordinated Notes or certain other liabilities subject to compromise, including the final contingent purchase price payment of $60 million to Aetna during the course of the bankruptcy proceedings. Under the Company's proposed Plan of Reorganization, the Company would emerge with a revised capital structure as described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Chapter 11 Filing".

Restrictions on the Company's Activities

        Magellan and 88 of its subsidiaries (the "Debtors") are operating its business and managing its properties as debtors-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to March 11, 2003 (the "Commencement Date") (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against any of the Debtors that arose prior to the Commencement Date unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, each of the Debtors has the right, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and un-expired leases in existence at the Commencement Date. Parties having claims as a result of any such rejection may file claims with the Bankruptcy Court, which will be dealt with as part of the chapter 11 cases. Pursuant to the terms of the Bankruptcy Code, the Debtors may only operate their business in the ordinary course. Therefore any transactions outside the ordinary course (e.g., asset sales and purchases, compromise or settlement of claims, incurrence of indebtedness, payment of any pre-petition indebtedness, and creation of liens) would require Bankruptcy Court approval prior to the Company's ability to enter into such transaction. An official committee of unsecured creditors of the Debtors (the "Official Committee") has been appointed in the Debtors' chapter 11 case. In accordance with the provisions of the Bankruptcy Code, the Official Committee, as well as any other party in interest, has the right to be heard on matters that come before the Bankruptcy Court in the Debtors' chapter 11 case. The restrictions imposed by the Bankruptcy Code (to the extent relief is not granted by the Bankruptcy Court) may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. In addition, as part of the Debtors' Plan, as filed with the Bankruptcy Court, the Debtors contemplate entering into an indenture governing the terms of the New Notes of the reorganized Magellan (the "New Notes Indenture") on the effective date of the Plan, as well as a new senior secured credit agreement with respect to the New Facilities (the "New Credit Agreement") also on the effective date of the Plan. The anticipated terms of the New Credit Agreement and the New Notes Indenture are summarized in the Plan and the Disclosure

Statement. In general, the New Credit Agreement and the New Note Indenture will contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting the Company's ability to:

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

        These restrictions may adversely affect the Company's ability, after the effective date of the Plan, to finance its future operations or capital needs or engage in other business activities that may be in its interest. In addition, it is anticipated that the New Credit Agreement, as amended, will include other and more restrictive covenants and will prohibit the Company from prepaying certain of its other indebtedness.

Net Operating Loss Carryforwards

        During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. In addition, the Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. The Company's net deferred tax assets were fully reserved as of September 30, 2002 and March 31, 2003.

Discontinued Operations

        In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segment. Although the

Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider and Franchising: As of March 31, 2003, the Company has $13.5 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued healthcare provider and franchising segments. Such liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, net of subleases, for certain properties, estimated claims related to the provider joint ventures, long-term debt related to hospital-based real estate and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements, collections of patient receivables, cash balances restricted for estimated claims liabilities and cash generated from operations.

  •
  Specialty Managed Healthcare: As of March 31, 2003, the Company has $2.9 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of the total liability, approximately $2.3 million represents net lease obligations related to certain properties. The remaining liabilities consist of miscellaneous accruals. The Company plans to satisfy these liabilities primarily with cash flows generated from the Company's operations.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources.

Item 4.—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

    An evaluation was performed under the supervision and the participation of the Company's management including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days of the filing of this Form 10-Q. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

  (b)
  Changes in Internal Controls

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

        On March 11, 2003, the Company and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 03-40514 through 03-40602). The Company continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. The Company's chapter 11 cases are discussed in greater detail in Note A—"General" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Chapter 11 Filing".

        The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See "Cautionary Statements—Claims for Professional Liability" in Item 1 of Magellan's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

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

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. The Company cannot reasonably estimate the potential liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve has been recorded related to this matter.

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. During fiscal 2003, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California. In addition, TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State of Tennessee may exercise additional supervision over the affairs of such entities.

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court.

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters.

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

Item 2.—Changes in Securities and Use of Proceeds

        None.

Item 3.—Default Upon Senior Securities

        Certain defaults exist under the Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of such indebtedness.

Item 4.—Submission of Matters to a Vote of Security Holders

        None.

Item 5.—Other Information

        None.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Certification of Chief Executive Officer required by 18 U.S.C Section 1350 (filed herewith).

  99.2
  Certification of Chief Financial Officer required by 18 U.S.C Section 1350 (filed herewith).

  (b)
  Reports on Form 8-K

        The Company filed the following current reports related to the quarter ended March 31, 2003, on Form 8-K with the Securities and Exchange Commission.

Date of Report	Item Reported and Description	Financial Statements as Filed
January 16, 2003	Item 5. Other Events – Registrant's press release dated January 16, 2003	no
February 11, 2003	Item 5. Other Events – Letter from JPMorgan Chase Bank that invokes section 10.03 and section 10.09 of the indenture related to the 9% Senior Subordinated Notes dated February 12, 2003	no
March 11, 2003
	Item 3. Bankruptcy or Receivership – Voluntary petition for relief under chapter 11 of The United States Bankruptcy Code, Debtors' Plan of Reorganization under chapter 11 of the Bankruptcy Code, Second Amendment to the Aetna Master Services Agreement dated as of March 11, 2003, Registrant's press release Dated March 11, 2003, and additional Registrant's press release Dated March 11, 2003	no
March 27, 2003	Item 9. Regulation FD Disclosure – Disclosure of projected financial information ("Bondholder Information")	no
March 27, 2003
	Item 9. Regulation FD Disclosure – Debtors' First Amended Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code, and Disclosure Statement for the Debtors' First Amended Joint Plan of Reorganization	no

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: May 15, 2003	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ MARK S. DEMILIO Name: Mark S. Demilio Title: Chief Financial Officer