Form 10-K
period 2002-12-31
MAGELLAN HEALTH SERVICES INC
filed 2003-08-12
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2002 to December 31, 2002

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

        Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.25 per share par value).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /x/ No / /

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the most recently completed second fiscal quarter of June 30, 2003 was approximately $1.4 million.

        The number of shares of the registrant's common stock outstanding as of July 31, 2003 was 35,318,926.

        DOCUMENTS INCORPORATED BY REFERENCE:    None.

MAGELLAN HEALTH SERVICES, INC.
TRANSITION REPORT ON FORM 10-K
For the Three Months Ended December 31, 2002

PART I

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate", "anticipate", "expect", "believe", "should" and similar expressions are intended to be forward-looking statements.

Item 1. Business

        Magellan Health Services, Inc. ("Magellan" or the "Company"), which was incorporated in 1969 under the laws of the State of Delaware, is a national healthcare company. The Company operates in the managed behavioral healthcare business. The Company's executive offices are located at Suite 400, 6950 Columbia Gateway Drive, Columbia, Maryland 21046, and its telephone number at that location is (410) 953-1000.

        In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. Throughout this Transition Report on Form 10-K, references to the Company's historical financial information prior to December 31, 2002 will refer to the Company's former fiscal year end of September 30. For example, fiscal years 2000, 2001 and 2002 correspond to the twelve-month periods ending September 30, 2000, 2001 and 2002, respectively. References to fiscal 2003 relate to the Company's fiscal year ending December 31, 2003.

Capital Structure Overview

        Voluntary Chapter 11 Filing.    On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "Chapter 11 Cases"). Magellan's Chapter 11 Cases have been assigned to the Honorable Prudence Carter Beatty under Case Nos. 03-40514 through 03-40602. Magellan remains in possession of its assets and properties, and continues to operate its business and manage its properties as "debtors-in-possession" pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        On the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay, among other claims, the pre-petition claims of the Company's behavioral health providers and customers. Also on the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place Magellan's various employee compensation programs and procedures. Since the Commencement Date, the Company has remained in possession of its properties and businesses and has continued to pay such pre-petition claims of behavioral health providers, customers and employees and its post-petition claims in the ordinary course of business.

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

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises five members, with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on July 25, 2003 (the "Plan"). Prior to the commencement date of its Chapter 11 Cases, the Company negotiated the terms of a financial restructuring which was incorporated in the original plan of reorganization filed with the Bankruptcy Court on March 11, 2003 ("Original Plan"). Prior to the commencement date of the Chapter 11 Cases, the Company entered into lock-up and voting agreements for the support of the Original Plan that the Company executed with holders of 52% of the 9 3/8% Senior Notes due 2007 (the "Senior Notes"), 35% of the 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and 47.5% of its senior secured debt. In connection with the execution of an equity commitment letter with Onex Corporation (the "Equity Investor"), as described below, which was supported by the Official Committee and the agent for the Company's senior lenders, certain modifications were made to the Original Plan as incorporated in the Plan. As a result, the counterparties may terminate such lock-up and voting agreements thereto because certain conditions have not been met. The Official Committee has stated that they support the Plan. The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. Notwithstanding the foregoing, there can be no assurance that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy. One creditor has informed the Company that it owns sufficient Senior Subordinated Notes to block such class of creditors' acceptance of the Plan, and has notified the Company that it intends to vote against the Plan. If the class of claims holders of Senior Subordinated Notes does not vote to accept the Plan, the Company believes that it will be able to confirm the Plan under the applicable provisions of the Bankruptcy Code. There can be no assurance, however, that the Company will be able to do so.

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

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. On July 25, 2003, the Company filed with the Bankruptcy Court its Second Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement"). Copies of the Plan and the Disclosure Statement have been filed with the Securities and Exchange Commission in a Form 8-K dated July 29, 2003.

        Under the Plan, holders of the Company's $625.0 million of Senior Subordinated Notes will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88.0% of the new common stock of reorganized Magellan (the "New Common Stock"). Holders of the

Company's $250.0 million of Senior Notes will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus cash equal to the accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the existing Senior Notes, will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, cash, New Common Stock equal to approximately 9.5% of reorganized Magellan, and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the New Common Stock of the reorganized entity, as well as warrants to purchase a like number of shares of New Common Stock. The distributions of New Common Stock under the Plan will be subject to the dilutive effects of the amount of New Common Stock issued in respect of a rights offering and a direct equity investment for approximately 34.4% of the reorganized entity (see below). Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock. The proposed distributions to the holders of existing preferred stock and common stock are conditioned on all classes of creditors accepting the Plan. The Company has been informed that one creditor who owns sufficient Senior Subordinated Notes to block such class from accepting the Plan intends to vote against the Plan. Under such circumstances, no distribution of New Common Stock will be made to holders of existing preferred stock or common stock, and such New Common Stock will be distributed to holders of general unsecured claims (other than Senior Notes claims).

        Also pursuant to the Plan, the Company's senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), consisting of term loans of approximately $115.8 million and a revolver under which there are outstanding borrowings of $45.0 million and outstanding letters of credit of approximately $73.5 million, will be either repaid in full (as discussed further below) or will be paid $50.0 million in cash and the remaining balance will be converted to secured term loans (and letter of credit commitments with respect to outstanding letters of credit and renewals thereof) having maturities through November 30, 2005 (the "New Facilities"). The New Facilities would bear interest at a rate equal to the prime rate plus 3.25 percent and the Company would pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company would pay the lenders a fee of one percent of the New Facilities on the effective date of the Plan. The New Facilities would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. It is anticipated that the New Facilities will not be used and instead, the Credit Agreement will be refinanced as described below.

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter') to provide an exit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term of five years. The Exit Facility would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the existing Credit Agreement, to pay fees and expenses related to the Chapter 11 Cases, to make other cash payments contemplated by the Chapter 11 Cases, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary prior to Deutsche Bank's obligations thereunder. There is no assurance that the Company will satisfy such conditions or have such conditions waived and therefore no assurance can be given that the Company will be able to borrow under the Exit Facility.

        The Plan provides for an option for holders of Senior Subordinated Notes and general unsecured creditors to elect to receive cash in lieu of New Common Stock that they would otherwise be entitled to receive (up to an aggregate maximum of $50 million) at a price of $22.50 per share (the "Partial Cash Out Election"). If such election is oversubscribed, those holders electing such option would be entitled to participate on a pro rata basis and would receive shares of New Common Stock for the portion of the shares of New Common Stock that is not fully cashed out. Under the Plan, this $50 million cash out election would be funded by the purchase of equity by Onex Corporation (the "Equity Investor") as set forth below. If the entire $50 million is subscribed for, approximately 13.6% of the equity of reorganized Magellan would not be issued to creditors, but would be issued to the Equity Investor as set forth below.

        The Plan also provides, in accordance with a commitment letter between the Company and the Equity Investor, for reorganized Magellan to issue shares of common stock representing approximately 34.4% of the reorganized Magellan for a purchase price of $150 million in the aggregate. The terms of such offering are as follows: (i) approximately 2.63 million shares, representing approximately 17.2% of reorganized Magellan would be offered to holders of the existing Senior Subordinated Notes and general unsecured creditors for $75 million in the aggregate (or $28.50 per share); (ii) to the extent the holders of the Senior Subordinated Notes and general unsecured creditors elect not to participate in such offering, the Equity Investor would purchase the unsubscribed equity at the same price; and (iii) approximately 2.63 million shares, representing approximately 17.2% of the reorganized Magellan would be purchased by the Equity Investor for a purchase price of $75 million in the aggregate (or $28.50 per share). In addition, up to 13.6% of reorganized Magellan would be purchased by the Equity Investor at an aggregate purchase price of $50 million (or $22.50 per share) solely to the extent necessary to fully fund the Partial Cash-Out Election.

        All purchases made by the Equity Investor would be of a separate class of common stock (the "MVS Securities"), which would be shares of multiple voting common stock of reorganized Magellan. The MVS Securities will be issued to the Equity Investor pursuant to the terms of the Plan. Each share of MVS Securities and each share of the New Common Stock will be identical in all respects, except with respect to voting and except that (a) the MVS Securities will be convertible into New Common Stock, as provided in the Amended Certificate of Incorporation and (b) the Equity Investor and its affiliates (including any entity to which MVS Securities could be transferred without conversion pursuant to the penultimate sentence of this section) shall convert shares of New Common Stock that they may acquire into the same number of shares of MVS Securities unless no MVS Securities are then outstanding. Pursuant to the terms of the Plan, the Equity Investor shall receive shares of MVS Securities on the effective date of the Plan, which MVS Securities shall be entitled to exercise 50% of the voting rights pertaining to all of reorganized Magellan's outstanding common stock (including the New Common Stock and the MVS Securities). The MVS Securities shall be convertible into the same number of shares of New Common Stock upon the transfer of the MVS Securities to any person other than the Equity Investor, Onex, Onex Partners LP, a Delaware limited partnership ("Onex Partners") or an entity controlled by Onex or Onex Partners (including a change of control of any entity other than Onex or Onex Partners owning the MVS Securities so that it is no longer controlled by Onex or Onex Partners). Onex shall be deemed to control any entity controlled by Mr. Gerald W. Schwartz so long as Mr. Schwartz controls Onex. All MVS Securities shall cease to have any special voting rights (i.e., each share of MVS Securities and New Common Stock shall have one vote per share and shall vote together on all matters submitted to stockholders, including the election of all members of the Board of Directors of reorganized Magellan, as a single class) if at any time either (i) the number of outstanding MVS Securities is less than 15.33% of the total number of MVS Securities and shares of New Common Stock issued on the Effective Date or (ii) the number of outstanding MVS Securities is less than 10% of the aggregate number of MVS Securities and shares of New Common Stock then outstanding.

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their behavioral health services contract. Under this agreement, the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Pursuant to the Plan, upon emergence from chapter 11, the Company would pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which would mature on December 31, 2005. The Aetna Note would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price could be offset against any amounts owing under the Aetna Note. The Bankruptcy Court approved the renewal of the Aetna agreement on April 23, 2003.

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

        Credit Agreement and Note Indenture Defaults.    Certain defaults exist under the Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. The Company's current liquidity is not sufficient to satisfy the obligations under such acceleration. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of any of such indebtedness. As a result of such defaults, the Company is unable to access additional borrowings or letters of credit under the Credit Agreement.

        Accounting Impact of Chapter 11 Filing Subsequent to December 31, 2002.    Subsequent to the Commencement Date, the Company's financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

        The Company's financial statements subsequent to the Commencement Date reflect liabilities that are subject to compromise, which refers to certain of the liabilities of the Debtors incurred prior to the Commencement Date that are owed to unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. Liabilities subject to compromise include Senior Notes, Senior Subordinated Notes, interest accrued on the Senior Notes and Senior Subordinated Notes, contingent purchase price payable to Aetna, medical claims payable, and other unsecured pre-petition liabilities.

        In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense $18.5 million of capitalized deferred financing fees associated with the Senior Notes and Senior Subordinated Notes. Subsequent to the Commencement Date, the Company has recorded as reorganization expense its professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company has rejected certain leases for closed offices. To the extent the estimated cost to the Company as a result of rejecting such leases is different than the liability recorded, such difference has been recorded as a component of reorganization expense, in accordance with SOP 90-7. Subsequent to the Commencement Date, the Company has recognized the net benefit from rejected leases of closed offices of approximately $3.5 million.

        Subsequent to the Commencement Date, Magellan is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Based on the structure of the Plan, Magellan has recognized interest expense subsequent to the Commencement Date with respect to the loans and letters of credit under its Credit Agreement, and its capital lease obligations.

        Magellan obtained approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including, claims of the Company's behavioral health providers, customers, and employee wages, salaries, benefits and certain other employee obligations. The Company has been paying, and intends to continue to pay, such pre-petition claims in the ordinary course of business. However, in accordance with SOP 90-7, these pre-petition liabilities of the Debtors are classified as "current liabilities subject to compromise" in the Company's financial statements subsequent to the Commencement Date, to the extent such liabilities have not been paid at that time.

        In accordance with SOP 90-7, Magellan is required to record its preferred stock at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly as of the Commencement Date, the Company recorded a net $2.7 million adjustment, which is mainly composed of the write-off of unamortized issuance costs related to its preferred stock. In addition, the Company stopped accruing preferred stock dividends subsequent to the Commencement Date.

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

History

        Prior to June 1997, the Company's primary business was the operation of psychiatric hospitals. During the first quarter of fiscal 1996, the Company acquired a 61.0% ownership interest in Green Spring Health Services, Inc. ("Green Spring"), a managed behavioral healthcare company specializing in mental health and substance abuse/dependence services. At that time, the Company intended to become a fully integrated behavioral healthcare provider by combining the managed behavioral healthcare products offered by Green Spring with the direct treatment services offered by the Company's psychiatric hospitals. During the second quarter of fiscal year 1998, the minority stockholders of Green Spring converted their 39.0% ownership interest in Green Spring into an aggregate of 2,831,516 shares of the Company's common stock and Green Spring became a wholly owned subsidiary of the Company. Subsequent to the Company's acquisition of Green Spring, based on the Company's belief that the managed behavioral healthcare industry offered growth and earnings prospects superior to those of the psychiatric hospital industry, the Company decided to sell its domestic psychiatric facilities to obtain capital for expansion of its managed behavioral healthcare business.

        In June 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate ("Crescent") for approximately $400.0 million, net of approximately $17.2 million in costs (the "Crescent Transactions"), and used approximately $200.0 million of the proceeds to reduce long-term debt, including borrowings under the then existing credit agreements. Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50.0% ownership of CBHS; the other 50.0% of the ownership interest of CBHS was owned by COI.

        The Crescent Transactions provided the Company with approximately $200.0 million of net cash proceeds, after debt repayment. The Company used the proceeds to finance the acquisition of Allied Specialty Care Services, Inc. ("Allied") (which became part of the Company's specialty managed healthcare segment) as well as two acquisitions in managed behavioral healthcare as follows:

        On December 4, 1997, the Company consummated the purchase of Human Affairs International, Incorporated ("HAI"), from Aetna for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other managed behavioral healthcare plans. In addition, the Company agreed to make additional contingent payments of up to $60.0 million annually to Aetna through 2003 in the event certain targets were achieved with respect to the number of HAI's covered lives in specified products. The Company has made additional purchase price payments totaling $240.0 million through December 31, 2002. The final payment of $60.0 million was accrued in June 2002 and was due to be paid to Aetna in February 2003. See proposed disposition of the $60.0 million liability to Aetna as discussed in the Plan above.

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

        During fiscal 1999, the Company completed its exit from the healthcare provider and franchising businesses by selling its European psychiatric provider operations for approximately $57.0 million in April 1999 and consummating the transfer of certain assets and other interests in September 1999 pursuant to a Letter Agreement with Crescent, COI and CBHS. Under the Letter Agreement, the Company redeemed 80.0% of its common interest and all of its preferred interest in CBHS, agreed to transfer to CBHS its interests in five of its six hospital-based joint ventures ("Provider JVs") and related real estate, transferred certain assets to CBHS, agreed to pay $2.0 million to CBHS in twelve equal monthly installments beginning on the first anniversary of the closing date, transferred its healthcare franchising interest to CBHS and forgave unpaid franchise fees of approximately $115.0 million (the "CBHS Transaction"). See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. The CBHS Transaction, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999 (the measurement date), represented the disposal of the Company's healthcare provider and healthcare franchising business segments under APB 30.

        On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The bankruptcy court approved the agreement in April 2001. Under the agreement, (i) the Company was released from all obligations to CBHS, (ii) the Company obtained the economic value of the five Provider JVs that were previously conveyed to CBHS and (iii) the Company agreed to pay CBHS approximately $26.0 million over a period of 270 days from the date on which the agreement was approved by the bankruptcy court. The Company paid the final installment on this obligation of $5.0 million to CBHS in January 2002. The Company, with the cooperation of its joint venture partners and CBHS, has sold the assets and operations of three Provider JVs and ceased the operations of the other two Provider JVs.

        On October 4, 2000, the Company adopted a formal plan to exit from the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment included the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra"), which was consummated February 29, 2000 and Allied which was consummated on December 5, 1997. The purchase price for Vivra was $10.3 million. The Company paid approximately $54.5 million for Allied. The Company exited the specialty managed healthcare business via sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all contracts entered into by Allied and Vivra; however, the Company is obligated to satisfy lease agreements through 2008, for which the Company believes it has adequate reserves at December 31, 2002.

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

        As of December 31, 2002, the Company has disposed of its human services segment in its entirety, and has taken the majority of the actions necessary to complete the disposal of or shutting down of its healthcare provider and franchising segments and its specialty managed healthcare segment, but still has certain assets and liabilities of these segments on its balance sheet. These remaining assets and liabilities are described in Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. As of December 31, 2002, the Company has recorded reserves on its balance sheet for estimates of all future losses and expenses of disposal of these segments. However, there can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the income statement.

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

        The Company is currently engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral healthcare professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. See "Business—Provider Network", for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, whereby the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, whereby the Company provides services such as utilization review, claims administration or provider network management, but does not assume responsibility for the cost of services, (iii) EAPs and (iv) products which combine features of some or all of its risk-based, ASO, or EAP products.

        At December 31, 2002, the Company managed the behavioral healthcare benefits of approximately 67.4 million covered lives.

Industry

        According to an interim report from the President's New Freedom Commission on Mental Health (established on April 29, 2002 by Executive Order 13263), about 5.0% to 7.0% of adults in a given year have a "serious mental illness", defined as any diagnosable mental disorder that affects work, home or other areas of social functioning. About 5.0% to 9.0% of children have a "serious emotional disturbance" defined as any diagnosable mental disorder (in a child under 18) that severely disrupts social, academic and emotional functioning. In addition, according to the interim report, mental illness, when compared with all other diseases (such as cancer and heart disease), ranks first in terms of causing disability in the United States, Canada and Western Europe. Mental illness, including depression, bipolar disorder and schizophrenia, accounts for 25.0% of all disabilities across major industrialized countries, and in the United States alone, the economy's loss of productivity from mental illness is estimated to amount to $63.0 billion annually.

        Managed behavioral healthcare companies such as the Company were formed to address the behavioral health needs of society. Managed behavioral healthcare companies focus on matching an appropriate level of specialist and treatment setting with the patient to provide care in a cost-efficient manner while improving early access to care and utilizing the most modern and effective treatments. As the growth of managed behavioral healthcare has increased, there has been a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.

        According to an industry trade publication entitled "Open Minds Yearbook of Managed Behavioral Health Market Share in the United States 2002-2003" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "Open Minds"):

  •
  As of January 2002, some form of managed behavioral healthcare plan covered approximately 227.1 million beneficiaries.

  •
  The number of covered beneficiaries has grown from approximately 86.3 million beneficiaries in 1993 to approximately 227.1 million as of January 2002, representing a cumulative increase of 163.0% in the total number of program enrollees during that time.

  •
  In terms of program enrollment, the largest growth area of the managed behavioral healthcare industry over the past year has been in utilization review/case management programs. Total industry enrollment in this area has increased from 33.3 million members in 2001 to 42.9 million members in 2002, an increase of over 28.0%. Conversely, enrollment in risk-based network programs has decreased over the same period, from 63.7 million members in 2001 to 58.6 members in 2002, a decrease of 8.0%.

        Open Minds divides the managed behavioral healthcare industry as of January 2002 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

Category of Care	Beneficiaries (In Millions)	Percent of Total
Risk-Based Network Products	58.6	25.8%
EAPs	62.8	27.7
Integrated Products	17.4	7.6
Utilization Review/Care Management Products	42.9	18.9
Non-Risk-Based Network Products	45.4	20.0

Total	227.1	100.0%

        The following is a summary of each of these categories of care as defined by Open Minds:

          Risk-Based Network Products.    Under risk-based network products, the managed behavioral healthcare company assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of medication). Most of these programs have payment arrangements in which the managed care company agrees to arrange for services in exchange for a fixed fee per member per month (that varies depending on the profile of the beneficiary population) or otherwise shares the responsibility for arranging for all or some portion of the treatment services at a specific cost per employee. Under these products, the managed behavioral healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care. Therefore, the managed behavioral healthcare company must contract with, credential and manage a network of specialized providers and facilities that covers the complete continuum of care. The managed behavioral healthcare company must also see that the appropriate level of care is delivered in the appropriate setting. This product generally provides higher revenue for the managed behavioral healthcare company, due to the fact that it bears the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by Open Minds.

          Employee Assistance Programs.    An EAP is a worksite-based program designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. Many businesses have implemented alcoholism and drug abuse treatment programs in the workplace, and in some cases have expanded those services to cover a wider spectrum of personal problems experienced by workers and their families, such as depression and anxiety disorders. As a result, EAP products now typically include consultation services, evaluation and referral services and employee education and outreach services. The Company believes that federal and state "drug-free workplace" measures and Federal Occupational Safety and Health Act requirements, taken together with the growing public perception of increased violence in the workplace, have prompted many companies to implement EAPs. Although EAPs originated as a support tool to assist managers in dealing with troubled employees, payors increasingly regard EAPs as an important component in the continuum of behavioral healthcare services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

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

Company Overview

        The Company is currently engaged in the managed behavioral healthcare business. Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Workplace Group ("Workplace"); (ii) Health Plan Solutions Group ("Health Plans"); (iii) Public Solutions Group ("Public") and (iv) Corporate and Other. Workplace provides, primarily to employers, EAP assessment and referral services and integrated products that combine EAP with risk-based or ASO managed behavioral healthcare services. Health Plans provides risk-based and ASO products to health plan beneficiaries primarily through contracts with managed care companies, health insurance companies and other health plans. Public provides risk-based and ASO products to Medicaid beneficiaries through contracts with State or local government agencies. Corporate and Other mainly provides administrative support to the other segments.

        According to enrollment data reported in Open Minds, the Company is the nation's largest provider of managed behavioral healthcare services. As of December 31, 2002, the Company had approximately 67.4 million covered lives under managed behavioral healthcare contracts and managed behavioral healthcare programs for approximately 2,100 customers. Through its current network comprising in excess of 46,000 providers (including treatment facilities), the Company manages behavioral healthcare programs for HMOs, Blue Cross/Blue Shield organizations and other insurance companies, corporations, federal, state and local governmental agencies, labor unions and various state Medicaid programs. The Company has the largest and most comprehensive behavioral healthcare provider network in the United States.

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

Business Strategy

        Voluntary Chapter 11 Filing.    As more fully discussed under "Business—Capital Structure Overview" above and under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources" below, on March 11, 2003 the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. If successfully consummated, the Company's proposed plan of reorganization contemplates improving Magellan's liquidity and capital structure. However, there can be no assurance that the Company will be able to consummate the Plan.

        Continued Focus on Improving Operating Efficiency and Margins.    The Company believes that it can reduce administrative costs and improve customer service by implementing best practices across the organization and by standardizing and consolidating processes as appropriate. To that end, management of the Company approved and implemented business improvement initiatives, primarily in one of its operating segments, during the first quarter of fiscal 2002. In June of 2002, these business improvement initiatives were extended to the Company as a whole, and formally termed Accelerated Business Improvement ("ABI"). Under ABI, the Company, along with the aid of an outside consultant hired by the Company, has critically analyzed its operations and administrative functions. Based on these analyses, an action plan to reduce operating inefficiencies was developed and implemented in fiscal 2002. The Company has incurred approximately $14.2 million and $4.3 million in fiscal 2002 and during the three months ended December 31, 2002, respectively, related to ABI and pre-ABI business improvement initiatives. The Company continued implementing initiatives under ABI through March 31, 2003, and incurred approximately $1.7 million related to such initiatives during such three-month period.

        As of April 1, 2003, the Company started exploring additional business and performance improvement initiatives, such as further consolidating service centers, creating more efficiency in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies. These initiatives are being formulated into a performance improvement plan ("PIP") that the Company started implementing during the fiscal quarter ended June 30, 2003. The Company expects to incur $7.0 million to $15.0 million of costs related to PIP activities during the nine-month period ended December 31, 2003. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully fund or implement these initiatives or realize the anticipated savings.

        Leverage the Company's Market Position to Grow Revenue and Increase Earnings.    The Company believes it is positioned to grow membership and revenues over the long term as a result of its economies of scale, and proven behavioral health expertise. Such growth is contingent upon (among other things) the Company's successful emergence from chapter 11. Furthermore, as the industry leader, the Company believes it is also positioned to benefit from proposed changes in federal and state parity legislation, which proposes to reduce and in some cases eliminate the difference in coverage limits for mental health coverage as compared to medical health coverage. The Company's membership has decreased during fiscal 2002, and through June 30, 2003. There can be no assurance that the Company will be able to reverse the recent membership decreases in future periods.

        New Product Development.    The Company is exploring opportunities to expand its business including the enhancement of existing products within current business lines and the possible development of new products outside of its current business line.

Managed Behavioral Healthcare Products and Services

        General.    The following table sets forth the approximate number of covered lives as of September 30, 2001 and 2002 and December 31, 2001 and 2002 and revenue for fiscal years ending

September 30, 2001 and 2002 and for the three months ended December 31, 2001 and 2002 for the types of managed behavioral healthcare programs offered by the Company:

Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended September 30, 2001
Risk-Based products (1)	36.5	52.4%	$1,540.7	87.8%
ASO products	33.1	47.6	214.8	12.2

Total	69.6	100.0%	$1,755.5	100.0%

Fiscal Year ended September 30, 2002
Risk-Based products (1)	34.5	51.0%	$1,537.9	87.7%
ASO products	33.2	49.0	215.2	12.3

Total	67.7	100.0%	$1,753.1	100.0%

Three Months ended December 31, 2001
Risk-Based products (1)	37.1	53.1%	$390.3	87.7%
ASO products	32.8	46.9	54.5	12.3

Total	69.9	100.0%	$444.8	100.0%

Three Months ended December 31, 2002
Risk-Based products (1)	33.6	49.9%	$388.7	87.2%
ASO products	33.8	50.1	57.2	12.8

Total	67.4	100.0%	$445.9	100.0%

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

Segments

        General.    The following table sets forth the approximate number of covered lives as of September 30, 2001 and 2002 and December 31, 2001 and 2002 and revenue for fiscal years ended September 30, 2001 and 2002 and for the three months ended December 31, 2001 and 2002 in each of the Company's behavioral customer segments described below:

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended September 30, 2001
Health Plans	39.9	57.3%	$1,043.9	59.5%
Workplace	27.2	39.1	228.4	13.0
Public	2.5	3.6	483.2	27.5

Total	69.6	100.0%	$1,755.5	100.0%

Fiscal Year ended September 30, 2002
Health Plans	37.0	54.7%	$977.4	55.8%
Workplace	27.5	40.6	228.7	13.0
Public	3.2	4.7	547.0	31.2

Total	67.7	100.0%	$1,753.1	100.0%

Three Months ended December 31, 2001
Health Plans	39.3	56.2%	$261.2	58.7%
Workplace	27.6	39.5	55.8	12.5
Public	3.0	4.3	127.8	28.8

Total	69.9	100.0%	$444.8	100.0%

Three Months ended December 31, 2002
Health Plans	36.5	54.1%	$237.1	53.2%
Workplace	27.4	40.7	56.3	12.6
Public	3.5	5.2	152.5	34.2

Total	67.4	100.0%	$445.9	100.0%

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

Customer Contracts

        The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements with HMOs, generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. The Company's contracts generally provide for payment of a per member per month fee to the Company. See "Cautionary Statements—Risk-Related Products" and "—Reliance on Customer Contracts".

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

        As of December 31, 2002, the Company had contractual arrangements covering in excess of 46,000 individual third-party network providers (including treatment facilities). The Company's network providers are independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company for which the Company on a fee-for-service basis typically pays them. In some cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or through other risk sharing arrangements.

        The Company's managed behavioral healthcare network also includes contractual arrangements with third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one-year terms and, in some cases, are automatically renewable at the Company's option. Facility contracts are usually terminable by the Company or the facility upon 30 to 120 days' notice.

Joint Ventures

        Prior to October 29, 2002, the Company was a 50.0% partner with Value Options, Inc. in the Choice Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. Choice derives all of its revenues from a subcontract with a health plan under which it provides managed behavioral healthcare services to TRICARE beneficiaries. TRICARE was formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS). The subcontract expires on June 30, 2003. The Company accounted for its investment in Choice using the equity method of accounting with the Company's share of net income or loss of Choice recognized in the statement of operations. The Company's investment in Choice at September 30, 2001 and 2002 and at December 31, 2002 was approximately $(0.1) million, $1.6 million and $0.2 million, respectively. The Company's equity in income of Choice for fiscal years 2000, 2001 and 2002 was approximately $12.1 million, $36.4 million and $11.2 million, respectively. The Company's equity in earnings of Choice for the three months ended December 31, 2001 and 2002 was approximately $3.0 million and $0.8 million, respectively. During the second quarter of fiscal 2001, Choice recognized revenues related to the settlement of certain contract appeals under its subcontract with respect to TRICARE. The Company received $14.1 million, $38.0 million and $9.6 million in partnership distributions from Choice in fiscal years 2000, 2001 and 2002, respectively. The Company received $2.1 million and $2.3 million in partnership distributions from Choice during the three months ended December 31, 2001 and 2002, respectively. Effective October 29, 2002, the Company withdrew from equity ownership in the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, 50.0% of all bid price adjustments, change order and certain other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in 50.0% of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003 and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150,000 per month for the extension period up to a maximum of twelve months. The Company will have no residual interest in the operations of Choice beyond these terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations", and Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

        The Company currently owns a 50.0% interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"), which was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee's TennCare program. In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"). Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002, however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to the Company for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan made a capital contribution of approximately $0.9 million into Premier (and Premier made a non-pro rata distribution of a like amount to the joint venture partner). Such capital contribution and distribution transactions were completed in May 2003. It is uncertain as to what will happen to the Premier and/or TBH membership after December 31, 2003; however, the State of Tennessee has indicated that it plans to issue a request for proposals ("RFP") relating to the TennCare program. The State has also indicated that if the Company has not emerged from bankruptcy prior to the due date for the RFP, the Company will be precluded from participating in the selection process. The Company accounts for its investment in Premier using the equity method of accounting. The Company's investment in Premier at September 30, 2001 and 2002 and at December 31, 2002 was $5.6 million, $3.1 million and $3.2 million, respectively. The Company's equity in loss of Premier for fiscal years 2000, 2001 and 2002 was $(4.0) million, $(2.5) million and $(2.5) million, respectively. The Company's equity in (loss) earnings of Premier for the three months ended December 31, 2001 and 2002 was $(0.7) million and $0.1 million, respectively. The Company has not received a partnership distribution from nor has it made any further investments in Premier during fiscal years 2000, 2001 and 2002 or during the three months ended December 31, 2002. See Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

        The Company currently owns a 36.3% interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001 and 2002 and at December 31, 2002 was $5.3 million, $8.5 million and $8.8 million, respectively. The Company's equity in income of Royal for fiscal years 2000, 2001 and 2002 was $1.9 million, $2.6 million and $4.3 million, respectively. The Company's equity in earnings of Royal for the three months ended December 31, 2001 and 2002 was $0.8 million and $1.2 million, respectively. The Company received $0.2 million, $0.4 million and $1.1 million in partnership distributions from Royal in fiscal years 2000, 2001 and 2002, respectively. For the three months ended December 31, 2001 and 2002, the Company received partnership distributions from Royal of $0.7 million and $0.9 million, respectively. See Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

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

        The Company believes it benefits from the competitive strengths described below:

        Industry Leadership.    The Company is the largest provider of managed behavioral healthcare services in the United States, according to enrollment data reported in Open Minds, with 30.3% market share of total enrollment in 2002. The Company believes, based on data reported in Open Minds, that it also has the number one market position in each of the major managed behavioral healthcare product markets in which it competes. See "Cautionary Statements—Highly Competitive Industry" and "—Reliance on Customer Contracts", for a discussion of the risks associated with the highly competitive nature of the managed behavioral healthcare industry and the Company's reliance on contracts with payors of behavioral healthcare benefits, respectively.

        Broad Product Offering and Nationwide Provider Network.    The Company offers managed behavioral care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. As of December 31, 2002, the Company's provider network encompasses in excess of 46,000 providers (including treatment facilities) in all 50 states and Puerto Rico. See "Cautionary Statements—Risk-Related Products", for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

        Broad Base of Customer Relationships.    The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other large insurers, such as Aetna and Humana; (iii) large corporations; (iv) state and local governmental agencies and (v) certain agencies of the federal government. See "Cautionary Statements—Reliance on Customer Contracts", for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $0.25 million per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $0.5 million per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for the one-year period from June 17, 2002 to June 16, 2003. These policies were also written on a "claims-made" basis, and were subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care liability and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2003 to June 16, 2004. The policies are also written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, excluding portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

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

        Licenses.    Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intra-corporate transactions. One or multiple agencies may require as a condition of such license or approval that the Company cease or modify certain of its operations or modify the way it operates in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain a license or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing as a single service HMO, TPA or utilization review agent in one or more jurisdictions. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

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

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. In particular, the State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California, and TBH, Premier and one of the Company's subsidiaries in Iowa are each operating under an agreed notice of administrative supervision, under which the State of Tennessee and the State of Iowa may exercise additional supervision over the affairs of such entities.

        Utilization Review and Third-Party Administrator Activities.    Numerous states in which the Company does business have adopted, or are expected to adopt, regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Utilization review and TPA regulations may increase the Company's cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

        There is a trend among states to require licensing or certification of entities performing utilization review or TPA activities. However, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974 ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

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

        Direct Contracting with Licensed Insurers.    Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly with its customers may need to be modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity, which contracts with the HMO directly, is an IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulations relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

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

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was published on February 20, 2003 with a compliance date of April 21, 2005. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation was just released this year, the Company began compliance efforts over two years ago by taking steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The

Company has completed its review of the final regulation and is in the process of conducting an extensive gap analysis and addressing the remaining compliance issues. The Company expects that it will be fully compliant with the security regulation by the compliance date.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the final regulations on security and privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups which identified and assessed the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $3.8 million in operating costs and $2.5 million in capital expenditures related to HIPAA in fiscal year 2002. The Company incurred approximately $0.7 million in operating costs and $0.7 million in capital expenditures related to HIPAA during the three months ended December 31, 2002. Management estimates that the Company will incur approximately $3.5 million to $4.5 million in operating costs and approximately $2.5 million to $3.5 million in capital expenditures related to these efforts during its fiscal year ended December 31, 2003.

        Other Significant Privacy Regulation.    The privacy regulation under HIPAA generally does not preempt state law except under the following limited circumstances: (i) the privacy rights afforded under state law are contrary to those provided by HIPAA so that compliance with both standards is not possible and (ii) HIPAA's privacy protections are more stringent than the state law in question. Because many states have privacy laws that either provide more stringent privacy protections than those imposed by HIPAA or laws that can be followed in addition to HIPAA, the Company must address privacy issues under HIPAA and state law as well. While the Company has always been required to follow state privacy laws, the Company now has had to review these state laws against HIPAA to determine whether it must comply with standards established by both HIPAA and state law. In addition, HIPAA has created an increased awareness of the issues surrounding privacy, which may generate more state regulatory scrutiny in this area.

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

        Other Regulation of Healthcare Providers.    The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare and Medicaid fraud and abuse and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury.

Cautionary Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate", "anticipate", "expect", "believe", "should" and similar expressions are intended to be forward-looking statements.

        Voluntary Chapter 11 Filing.    As discussed above in "Business—Capital Structure Overview," on March 11, 2003, Magellan and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in order to, among other things, restructure the Company's debt, which totaled approximately $1.0 billion as of December 31, 2002, and to improve the Company's liquidity. Although the Company has filed the Plan with the Bankruptcy Court, there can be no assurance that the Company will (i) obtain Bankruptcy Court approval of the Plan and the Disclosure Statement;

(ii) obtain the approval of the Bankruptcy Court for the transactions referred to above (see "Business—Capital Structure Overview") that have not already been approved; (iii) obtain the acceptances from its creditors necessary to confirm and consummate the Plan; and/or (iv) obtain any other requisite approvals to confirm and consummate the Plan. If the Company is not successful in its financial restructuring efforts, the Company will not be able to continue as a going concern and could face liquidation. If a liquidation or protracted reorganization were to occur, there is a substantial risk that the value of the Company would be substantially eroded to the detriment of all stakeholders.

        Based on current and anticipated levels of operations and assuming consummation of the Plan, management believes that the Company will continue as a "going concern'. Accordingly, the Company's consolidated financial statements included herein have been prepared assuming the Company will continue as a "going concern'. Because of the Company's recurring losses from operations, the current stockholder's equity deficiency and the filing of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the Company's ability to continue as a "going concern'. The ability of the Company, both during and after the Chapter 11 Cases, to continue as a going-concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain emergence financing if it is able to confirm its Plan under the Bankruptcy Code; and (v) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going-concern. If the "going concern' basis was not appropriate for the Company's consolidated financial statements, then significant adjustments would be necessary in the carrying value and classification of the Company's assets and liabilities.

        The amounts reported in the consolidated financial statements included elsewhere in this transition report on Form 10-K do not reflect all of the adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the adoption of the Plan. Adjustments necessitated by the Plan could materially change the amounts reported in the consolidated financial statements included herein.

        Restrictions on the Company's Activities.    Magellan and 88 of its subsidiaries (the "Debtors") are operating its business and managing its properties as debtors-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to the "Commencement Date" (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against any of the Debtors that arose prior to the Commencement Date unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, each of the Debtors has the right, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and un-expired leases in existence at the Commencement Date. Parties having claims as a result of any such rejection may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Cases. Pursuant to the terms of the Bankruptcy Code, the Debtors may only operate their business in the ordinary course. Therefore any transactions outside the ordinary course (e.g., asset sales and purchases, compromise or settlement of claims, incurrence of indebtedness, payment of any pre-petition indebtedness, and creation of liens) would require Bankruptcy Court approval prior to the Company's ability to enter into any such transactions. An official committee of unsecured creditors of the Debtors (the "Official Committee") has been appointed in the Debtors' chapter 11 case. In accordance with the provisions of the Bankruptcy Code, the Official Committee, as well as any other party in interest, has the right to be heard on matters that come before the Bankruptcy Court in the Debtors' chapter 11 case. The restrictions imposed by the Bankruptcy Code (to the extent relief is not granted by the Bankruptcy Court) may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. Furthermore, as a result of the restrictions described above, the ability of the Company to respond to changing business and economic conditions may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial.

        In addition, as part of the Debtors' Plan, as filed with the Bankruptcy Court, the Debtors contemplate entering into an indenture governing the terms of the New Notes of the reorganized Magellan (the "New Notes Indenture") on the effective date of the Plan, as well as a new senior secured credit agreement with respect to either the New Facilities or the Exit Facility (the "New Credit Agreement") also on the effective date of the Plan. The anticipated terms of the New Credit Agreement and the New Notes Indenture are summarized in the Plan and the Disclosure Statement. In general, the New Credit Agreement and the New Note Indenture will contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting the Company's ability to:

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

        Disruption of Operations Due to the Filing of the Chapter 11 Cases.    On the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay, among other claims, the pre-petition claims of the Company's behavioral health providers and customers. Also on the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place Magellan's various employee compensation programs and procedures. While the Company has not experienced any significant disruption in its relationships with its behavioral health providers and customers, the Company may have difficulty maintaining existing or creating new relationships with providers and customers as a result of the Chapter 11 Cases. In addition, the filing of the Chapter 11 Cases may adversely affect the Company's ability to retain existing customers, attract new customers and maintain contracts that are critical to Company's operations.

        The filing of the Chapter 11 Cases and the publicity attendant thereto might also adversely affect the businesses of our non-debtor subsidiaries. Because our business is closely related to the businesses of all of our subsidiaries, any downturn in the business of our subsidiaries could also affect our prospects. It remains uncertain whether the commencement of the Chapter 11 Cases will adversely affect the businesses of any of our subsidiaries. Furthermore, our non-debtor subsidiaries do not have the benefit of the automatic stay provided by the Bankruptcy Code.

        Attracting and Retaining Key Personnel.    The Company believes that its future success will be dependent upon its ability to attract and retain skilled managers and other personnel. Since the Commencement Date, the Company has been able to retain many of its key employees. However, no assurance can be given that the Company will be able to continue to retain and to attract such personnel in the future.

        Implementing the Company's Restructuring Involves Substantial Risks.    There are substantial risks in implementing the Company's restructuring strategy. These risks include:

  •
  the restructuring entails significant business process changes throughout the organization, which may be disruptive;

  •
  the possibility of adverse regulatory, legislative and other governmental developments during the course of the restructuring;

  •
  uncertainty surrounding the Company's restructuring increases the risk that the Company will lose customers;

  •
  potential difficulties in recruiting and retaining quality management to execute the new operational strategy; and

  •
  the potential lack of capital to invest in improving the Company's business to support a larger and more efficient enterprise.

        One or more of these factors, individually or combined, could affect adversely the Company's ability to conduct its operations.

        Risk to Pre-Petition Equity Holders and Creditors.    The Plan, if any, ultimately confirmed, will likely affect the value of various pre-petition liabilities, common stock and/or other equity securities. Until the Plan is confirmed by the Bankruptcy Court, the recoveries of pre-petition claim holders are subject to change. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

        Risk-Related Products.    The Company's revenues come primarily from arrangements under which it assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of pharmaceuticals or other medication) to a specified beneficiary population in exchange, generally, for a fixed per member per month fee. The Company refers to such arrangements as "risk-related contracts" or "risk-related products". Revenues from such arrangements accounted for approximately 87.7%, 87.8% and 87.7% of the Company's net revenue in fiscal years 2000, 2001 and 2002, respectively. For the three months ended December 31, 2001 and 2002, risk-related products accounted for approximately 87.7% and 87.2%, respectively, of the Company's net revenue. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by beneficiaries enrolled in programs managed by the Company and control the unit cost of such services. The most significant factor affecting the profitability of risk-related contracts is the ability to control direct service costs in relation to contract pricing. If the aggregate cost of behavioral healthcare treatment services provided to a given beneficiary population in a given period exceeds the aggregate of the per member per month fees received by the Company with respect to the beneficiary population in such period, the Company will incur a loss with respect to such beneficiary population during such period. The Company's assumptions as to service utilization rates and costs may not accurately and adequately reflect actual utilization rates and costs. Increases in behavioral healthcare costs or higher-than-anticipated utilization rates, significant aspects of which are outside the Company's control, may cause expenses associated with such contracts to exceed revenue from such contracts.

        In addition, adjustments may be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein. Medical claims payable, in the Company's financial statements, includes reserves for incurred but not reported ("IBNR") claims, which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience for member groups, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date the claims are received, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs and others) may ultimately prove these estimates inaccurate. During fiscal 2001, the Company recorded an adjustment (and corresponding income statement charge) of $15.0 million to its estimate of claims incurred in prior years based on the results of the reduction in claims inventory and other claims processing improvements. During fiscal 2002, the Company experienced net unfavorable prior fiscal year medical claims development of $6.4 million (unfavorable $8.6 million for Health Plans partially offset by favorable $2.2 million for Public). During the three months ended December 31, 2002, the Company experienced net favorable prior fiscal year medical claims development of $3.7 million (composed of Health Plans $1.3 million, Workplace $0.8 million and Public $1.6 million). As of December 31, 2002, the Company believes that its medical claims payable balance of $205.3 million is adequate in order to satisfy ultimate claim liabilities incurred through December 31, 2002. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

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

        Certain of the contracts of the Company and certain state regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash as financial assurance that it can meet its obligations under such contracts. As of December 31, 2002, the Company had restricted cash and investments of approximately $127.3 million pursuant to such contracts and regulations. Such amounts are not available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-related products to pay dividends to the Company. Additional state regulations could be promulgated which would increase the amount of restricted cash or other security the Company would be required to maintain. In addition, the Company's customers may require additional restricted cash or other security with respect to the Company's obligations under its contracts, including unpaid medical claims.

        Integration of Operations.    Since 1998, the Company has consolidated its managed behavioral healthcare businesses by eliminating duplicate staffing and facilities, most recently through the implementation of ABI and PIP (see "Business—Business Strategy" above). The Company is also focusing on reduction in computer system platforms, best practices analysis, standardization of provider contracting and utilization of the Internet to reduce the administrative burden on providers, customers and beneficiaries, as well as further consolidation of regional service centers and other administrative positions. The Company believes that it can reduce administrative costs and improve customer service through these measures. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully implement these initiatives or realize the anticipated savings.

        In addition, if the Company experiences significant disruptions in its computer systems and related claims payment problems during the integration process, these developments would adversely affect the Company's relationships with many of its contracted providers and customers, and its business and results of operations.

        Reliance on Customer Contracts.    Substantially all of the Company's net revenue is derived from contracts with payors of behavioral healthcare benefits. The Company's managed behavioral healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for approximately 57.6% of the Company's net revenue for fiscal year 2002, and approximately 58.2 percent of the Company's net revenue during the three months ended December 31, 2002. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, have a material adverse effect on the Company. One of these contracts is a subcontract with a health plan under which the Company provides mental health and substance abuse services to the beneficiaries of TRICARE. The Company recognized net revenues from this contract of $33.0 million, $61.5 million and $48.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. The Company recognized net revenues from this contract of $12.7 million and $14.0 million during the three months ended December 31, 2001 and 2002, respectively. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date. In addition, price competition in bidding for contracts can significantly affect the financial terms of any new or renegotiated contract.

        The Company's two largest customer contracts are with Aetna and the State of Tennessee's TennCare program. The Company's managed behavioral contracts with Aetna, including NYLCare Health Plans and Prudential HealthCare, which were acquired by Aetna in July 1998 and August 1999, respectively, accounted for approximately $283.7 million, $315.6 million and $250.3 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. The Company recognized net revenues from Aetna of $78.8 million and $54.8 million during the three months ended December 31, 2001 and 2002, respectively. The decrease in Aetna revenue of approximately $65.3 million in fiscal 2002 compared to fiscal 2001, and of approximately $24.0 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels in an effort to exit less profitable businesses. The Company recognized net revenue from Aetna of $49.9 million during the three months ended March 31, 2003, which represents a decrease of $4.9 million from the revenue recognized during the three months ended December 31, 2002. Such decrease was mainly due to a further reduction in membership.

        As described above in "Business—Capital Structure Overview," as part of, and subject to, consummation of the Plan, Aetna and Magellan have agreed to renew their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005.

        Both the Company through TBH, and Premier, a joint venture in which the Company has a 50.0% interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. The Company's direct TennCare contract accounted for approximately $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such direct TennCare contract expires on December 31, 2003. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan made a capital contribution of approximately $0.9 million into Premier (and Premier made a non-pro rata distribution of a like amount to the joint venture partner). Such capital contribution and distribution transactions were completed in May 2003. It is uncertain as to what will happen to the Premier and/or TBH membership after December 31, 2003, however, the State of Tennessee has indicated that it plans to issue a request for proposals ("RFP") relating to the TennCare program. The State has also indicated that if the Company has not emerged from bankruptcy prior to the due date for the RFP, the Company will be precluded from participating in the selection process.

        The Aetna and TennCare contracts may not be extended or successfully renegotiated or the terms of any new contracts may not be comparable to those of existing contracts.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $90.8 million, $121.1 million and $181.9 million in fiscal 2000, 2001 and 2002, respectively. Revenues from the Pennsylvania Counties were $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively.

        Fluctuation in Operating Results.    The Company's quarterly operating results have varied in the past and may fluctuate significantly in the future due to a combination of factors, including:

  •
  changes in utilization levels by enrolled members of its risk-based contracts, including seasonal utilization patterns;

  •
  performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures;

  •
  changes in estimates for contractual adjustments under commercial contracts and TRICARE contracts;

  •
  retrospective membership adjustments;

  •
  the timing of implementation of new contracts and enrollment changes;

  •
  pricing adjustments upon contract renewals, and price competition in general;

  •
  contract terminations;

  •
  shift in membership between risk and non-risk products; and

  •
  changes in estimates regarding medical costs and incurred but not yet reported medical claims.

        These factors may affect the Company's quarterly and annual revenues, expenses and results of operations in the future. Accordingly, reliance should not be placed on quarter-to-quarter or year-to-year comparisons of the Company's results of operations as an indication of future performance. It is possible that in future periods the Company's results of operations may be below the expectations of the public market, analysts and investors.

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

  •
  maintaining confidentiality of patient information; and

  •
  becoming compliant with HIPAA within the imposed deadlines. See "Business—Regulation—HIPAA".

        The imposition of additional license requirements and other regulatory requirements may, among other things, increase the Company's equity requirements, increase the cost of doing business or force changes in the Company's operations significantly to comply with these requirements.

        Risks Related To Realization of Goodwill and Intangible Assets.    The Company's total assets at December 31, 2002 reflect goodwill of approximately $502.3 million, representing 50.3% of the Company's total assets. As of October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

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

        In addition to goodwill, at December 31, 2002, the Company had identifiable intangible assets (primarily customer lists, contracts, provider networks and treatment protocols) of approximately $68.8 million, net of accumulated amortization of $51.4 million. During the three months ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in the Company changing the remaining useful lives of certain customer agreements and lists and provider networks. As a result of such reevaluation, the Company's intangible assets are now being amortized over their estimated remaining useful lives which range from approximately one to eighteen years. The amortization periods used by the Company may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. The Company may not ever realize the value of such assets.

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

        Class Action Suits and Other Legal Proceedings.    Certain managed healthcare companies, including the Company, have been targeted as defendants in national class action lawsuits regarding their business practices. The national class action claims against the Company allege misrepresentations with respect to, and failure to disclose, the Company's claims practices, the extent of the benefits coverage and other matters that cause the value of the benefits to be less than the value represented to the members. Management believes that these national class action lawsuits are part of a trend targeting the healthcare industry, particularly managed care companies. The Company is a party to certain other class action lawsuits involving its business practices. The Company is also subject to other lawsuits and legal proceedings in conducting its business. See Item 3—"Legal Proceedings" elsewhere herein. Such lawsuits may have a material adverse effect on the Company.

        Government Investigations.    From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company's respective managed care businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, implement changes to its operations, revise its filings with such agencies and/or seek additional licenses to conduct its business. In addition, the Company continues to be subject to governmental investigations and inquiries, civil suits and other claims and assessments with respect to the provider business. See Item 3—"Legal Proceedings" elsewhere herein. The Company's inability to cooperate with these government investigations and inquiries and comply with the various requirements imposed on the Company as a result of these proceedings may have a material adverse effect on the Company's business.

        Catastrophic Events.    Catastrophic events may negatively impact the Company by causing: (i) increases in the use of behavioral healthcare services; (ii) increases in premiums for professional liability and other insurance; (iii) limitations on the available amount of insurance coverage or surety bonds as described above in "—Professional Liability and Other Insurance" and/or (iv) uncertainty in financial markets resulting in the inability to obtain financing on acceptable terms or at all, in connection with the proposed financial restructuring or for debt repayments, acquisitions, capital expenditures or working capital. Catastrophic events include floods, fires, earthquakes, hurricanes, acts of war and/or terrorist attacks, such as the events of September 11, 2001.

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

        In the future, should the Company seek to access the public capital markets, the Commission's current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen until the Company's audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of the Company's fiscal year 2005. The Commission recently adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Arthur Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants' reports and written consents issued by Arthur Andersen. Although the Company believes that it currently meets the requirements for such exemptions, if the Commission ceases accepting financial statements audited by Arthur Andersen pursuant to such exemptions, it is possible that the Company's financial statements for the years ended September 30, 2000 and September 30, 2001 audited by Arthur Andersen might not satisfy the Commission's requirements. If this occurs, the Company would not be able to access the public capital markets unless Ernst & Young LLP, the Company's current independent accounting firm, or another independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on the Company.

Employees of the Registrant

        At December 31, 2002, the Company had approximately 5,400 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

Available Information

        The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available on the Company's Internet website at http://www.magellanhealth.com as soon as practicable after the Company has electronically filed such material with, or furnished it to, the SEC. The information on the Company's website is not part of or incorporated by reference in this transition report on Form 10-K.

Item 2. Properties

        The Company's principal executive offices are located in Columbia, Maryland; the lease for the Company's headquarters expires in 2005. Additionally, the Company currently leases 61 offices in 29 states and Puerto Rico with terms expiring between 2003 and 2013. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

        The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See also "Cautionary Statements—Claims for Professional Liability". Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

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

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice

("Department of Justice") and certain other federal and state governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. As of December 31, 2002, the Company could not reasonably estimate the potential liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve was recorded related to this matter as of December 31, 2002. Subsequent to the Commencement Date, the Company began settlement negotiations with the Department of Justice concerning its inquiries. The Company believes that it will reach a settlement with the Department of Justice, which will include a release from all claims related to its inquiries, prior to the conclusion of the Chapter 11 Cases.

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. The State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California. In addition, TBH, Premier and one of the Company's subsidiaries in Iowa are each operating under an agreed notice of administrative supervision. Under such agreements, the State of Tennessee and the State of Iowa may exercise additional supervision over the affairs of such entities.

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-K). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court. As part of the Company's bankruptcy proceedings, Wachovia has filed a proof of claim against the Company for approximately the aforementioned amounts. The Company believes that Wachovia's claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. See "Business—Capital Structure Overview".

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters. The Class Actions have been stayed as a consequence of the commencement of the Company's Chapter 11 Cases. The Company believes that the claims in the Class Actions constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. See "Business—Capital Structure Overview". The plaintiffs did not file a timely proof of claim with the Bankruptcy Court and therefore the Company believes that there will be no allowed claim with respect thereto in the Chapter 11 Cases.

        The Company is also subject to or party to other class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Company for pre-petition obligations (the "Pre-petition Litigation") has been stayed as a consequence of the commencement of the Chapter 11 Cases. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. See "Business—Capital Structure Overview".

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

        The Company has one class of common stock, $0.25 par value per share, which is currently listed for trading on the Over-the-Counter Bulletin Board (ticker symbol "MGLH"). On October 9, 2002, the common stock of the Company was de-listed from the New York Stock Exchange, where it previously traded under the ticker symbol "MGL". As of July 31, 2003, there were 8.940 holders of record of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock from October 1, 2000 through December 31, 2002:

	Common Stock Sales Prices
Calendar Year
	High	Low
2000
Fourth Quarter	4.68	2.00
2001
First Quarter	10.49	4.44
Second Quarter	13.45	8.28
Third Quarter	14.81	9.50
Fourth Quarter	12.18	5.05
2002
First Quarter	6.75	5.20
Second Quarter	8.65	1.00
Third Quarter	1.75	0.26
Fourth Quarter	0.24	0.03

        The Company did not declare any cash dividends during fiscal 2001 or 2002 or during the three months ended December 31, 2002. The Company is prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except in very limited circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in the Company's Debt Instruments".

Item 6. Selected Financial Data

        In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. The following table sets forth selected historical consolidated financial information of the Company for each of the five fiscal years in the period ended September 30, 2002 and the three-month transition period ended December 31, 2002. The table also presents unaudited comparable data for the three months ended December 31, 2001.

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

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the Company's businesses and interests included in the Company's healthcare provider and healthcare franchising segments and on September 10, 1999, the Company consummated such disposal. On October 4, 2000, the Company adopted a formal plan to dispose of the business included in the Company's specialty managed healthcare segment. On January 18, 2001, the Company adopted a formal plan to dispose of the business representing the Company's human services segment, and on March 9, 2001, the Company consummated such disposal. Accordingly, the statement of operations data has been restated to reflect the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments as discontinued operations. Selected consolidated financial information for the three years in the period ended September 30, 2002 and for the three months ended December 31, 2002, and as of September 30, 2001 and 2002 and December 31, 2002 presented below, have been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended September 30, 1998 and 1999 and as of September 30, 1998, 1999 and 2000 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial information as of and for the three months ended December 31, 2001 is unaudited. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

		Fiscal Year Ended September 30,				For Three Months Ended December 31,
	1998	1999	2000	2001	2002	2001 (1)	2002
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue	$1,017,002	$1,465,918	$1,640,933	$1,755,512	$1,753,058	$444,842	$445,890
Salaries, cost of care and other operating expenses	902,848	1,282,064	1,442,082	1,557,042	1,585,314	395,093	391,433
Equity in earnings of unconsolidated subsidiaries	(12,795)	(20,442)	(9,792)	(36,566)	(13,006)	(3,177)	(2,138)
Depreciation and amortization	42,413	62,408	68,261	68,294	47,558	11,190	14,380
Interest, net	131,530	93,752	97,286	100,302	92,231	22,409	24,323
Goodwill impairment charges	—	—	—	—	415,880	—	—
Managed care integration costs	16,962	6,238	—	—	—	—	—
Special charges	—	4,441	25,398	3,340	15,729	4,485	3,907
Income (loss) from continuing operations before income taxes and minority interest	(63,956)	37,457	17,698	63,100	(390,648)	14,842	13,985
Income tax provision (benefit)	(21,671)	21,674	8,994	33,732	151,609	6,086	3,129
Income (loss) from continuing operations before minority interest	(42,285)	15,783	8,704	29,368	(542,257)	8,756	10,856
Minority interest	4,094	630	114	78	47	16	27
Income (loss) from continuing operations	(46,379)	15,153	8,590	29,290	(542,304)	8,740	10,829
Income (loss) from discontinued operations (2)	27,096	36,958	(56,736)	4,624	4,894	158	803
Income (loss) on disposal of discontinued operations (2)	—	(47,423)	(17,662)	(9,359)	(92)	820	97
Income (loss) before cumulative effect of change in accounting principle	(19,283)	4,688	(65,808)	24,555	(537,502)	9,718	11,729
Cumulative effect of change in accounting principle (2)	—	—	—	—	(191,561)	(191,561)	—
Net income (loss)	(19,283)	4,688	(65,808)	24,555	(729,063)	(181,843)	11,729
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	3,802	5,049	5,197	1,218	1,379
Income (loss) available to common stockholders	$(19,283)	$4,688	$(69,610)	$19,506	$(734,260)	$(183,061)	$10,350
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations before extraordinary items	$(1.51)	$0.48	$0.15	$0.72	$(15.71)	$0.22	$0.27
Income (loss) from discontinued operations	0.88	(0.33)	(2.32)	(0.14)	0.14	0.03	0.02
Cumulative effect of change in accounting principle	—	—	—	—	(5.50)	(5.53)	—
Net income (loss)	$(0.63)	$0.15	$(2.17)	$0.58	$(21.07)	$(5.28)	$.029
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations before extraordinary items	$(1.51)	$0.48	$0.15	$0.69	$(15.71)	$0.21	$0.26
Income (loss) from discontinued operations	0.88	(0.33)	(2.30)	(0.13)	0.14	0.02	0.02
Cumulative effect of change in accounting principle	—	—	—	—	(5.50)	(4.55)	—
Net income (loss)	$(0.63)	$0.15	$(2.15)	$0.56	$(21.07)	$(4.32)	$0.28
Balance Sheet Data (end of period):
Current assets	$399,724	$374,927	$325,532	$274,011	$283,730	$293,276	$286,131
Current liabilities	454,766	474,268	475,758	430,285	1,494,412	425,182	1,477,999
Property and equipment, net	177,169	120,667	112,612	94,322	86,773	90,369	85,659
Total assets	1,917,088	1,881,615	1,809,666	1,666,705	1,004,080	1,667,730	998,917
Total debt and capital lease obligations	1,225,646	1,144,308	1,098,047	1,006,356	1,049,354	1,005,369	1,048,158
Stockholders' equity (deficit)	$188,433	$196,696	$128,464	$162,188	$(570,672)	$170,729	$(560,322)

(1)
Amounts are unaudited.

(2)
Net of income taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Cautionary Statements" in Item 1 and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate", "anticipate", "expect", "believe", "should" and similar expressions are intended to be forward-looking statements.

Voluntary Chapter 11 Filing

        As more fully discussed under "Business—Capital Structure Overview" above and under "Outlook—Liquidity and Capital Resources" below, on March 11, 2003, Magellan and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in order to, among other things, restructure the Company's debt, which totaled approximately $1.0 billion as of December 31, 2002, and to improve the Company's liquidity. Although the Company has filed the Plan with the Bankruptcy Court, there can be no assurance that the Company will (i) obtain Bankruptcy Court approval of the Plan and the Disclosure Statement; (ii) obtain the approval of the Bankruptcy Court for the transactions referred to above (see "Business—Capital Structure Overview") that have not already been approved; (iii) obtain the acceptances from its creditors necessary to confirm and consummate the Plan; and/or (iv) obtain any other requisite approvals to confirm and consummate the Plan. If the Company is not successful in its financial restructuring efforts, the Company will not be able to continue as a going concern.

Fiscal Year Change

        In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. Throughout this Transition Report on Form 10-K, references to the Company's historical financial information prior to December 31, 2002 will refer to the Company's former fiscal year end of September 30. For example, fiscal 2000, 2001 and 2002 correspond to the twelve-month periods ending September 30, 2000, 2001 and 2002, respectively. References to fiscal 2003 relate to the Company's fiscal year ending December 31, 2003.

Business Overview

        Over the past few years, the Company has exited non-core businesses and focused on its core managed behavioral healthcare business, primarily by taking the following actions:

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

  •
  On October 4, 2000, the Company adopted a formal plan to dispose of the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment includes the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra") which was consummated February 29, 2000 and Allied Specialty Care Services, Inc. ("Allied") which was consummated on December 5, 1997. The initial purchase price for Vivra was $10.3 million. The Company paid approximately $54.5 million for Allied.

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

        The Company currently is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral health professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. See "Business—Provider Network", for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO or EAP products. At December 31, 2002, the Company managed the behavioral healthcare benefits of approximately 67.4 million individuals.

        Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public") and (iv) Corporate and Other.

        Health Plans.    The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. During fiscal years 2000, 2001 and 2002, the Company derived approximately $283.7 million, $315.6 million and $250.3 million, respectively, of net revenue from its contracts with Aetna, Inc. ("Aetna"). The Company recognized net revenues from Aetna of $78.8 million and $54.8 million during the three months ended

December 31, 2001 and 2002, respectively. The decline in Aetna revenue of approximately $65.3 million in fiscal 2002 compared to fiscal 2001, and of approximately $24.0 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels in an effort to exit less profitable businesses. The Company recognized net revenue from Aetna of $49.9 million during the three months ended March 31, 2003, which represents a further decrease of $4.9 million from the revenue recognized during the three months ended December 31, 2002. Such decrease was mainly due to a further reduction in membership.

        As described in "Business—Capital Structure Overview," as part of, and subject to, consummation of the Plan, Aetna and Magellan have agreed to renew their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $19.4 million, $39.3 million and $31.2 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. The Company recognized net revenues from the first contract of $8.3 million and $8.9 million during the three months ended December 31, 2001 and 2002, respectively. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $33.0 million, $61.5 million and $48.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. The Company recognized net revenues from the second contract of $12.7 million and $14.0 million during the three months ended December 31, 2001 and 2002, respectively. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        Choice Behavioral Health Partnership ("Choice"), in which the Company previously had a 50.0% interest, also is a subcontractor with respect to TRICARE. All of Choice's revenues are derived from its subcontract with respect to TRICARE. Such subcontract expires June 30, 2003. Effective October 29, 2002, the Company withdrew from equity ownership in the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, 50.0% of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in 50.0% of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003 and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150,000 per month for the extension period up to a maximum of twelve months. The Company will have no residual interest in the operations of Choice beyond these terms. See Note 3—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein.

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

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based or ASO contracts. The Company provides managed behavioral healthcare services to the

State of Tennessee's TennCare program, both through a direct contract with the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH") and through Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a 50.0% interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. The Company's direct TennCare contract accounted for approximately $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan made a capital contribution of approximately $0.9 million into Premier (and Premier made a non-pro rata distribution of a like amount to the joint venture partner). Such capital contribution and distribution transactions were completed in May 2003. It is uncertain as to what will happen to the Premier and/or TBH membership after December 31, 2003; however, the State of Tennessee has indicated that it plans to issue a request for proposals ("RFP") relating to the TennCare program. The State has also indicated that if the Company has not emerged from bankruptcy prior to the due date for the RFP, the Company will be precluded from participating in the selection process.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $90.8 million, $121.1 million and $181.9 million in fiscal 2000, 2001 and 2002, respectively. Revenues from the Pennsylvania Counties were $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively.

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

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2000, 2001 and 2002 approximated $1,439.6 million, $1,540.7 million and $1,537.9 million, respectively. Managed care risk revenues for the three months ended December 31, 2001 and 2002 were approximately $390.3 million and $388.7 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $7.8 million, $22.7 million and $13.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. For the three months ended December 31, 2001 and 2002, the Company recognized performance-based revenue of approximately $3.4 million and $1.0 million, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under two separate subcontracts with health plans that contract with TRICARE. See discussion of these subcontracts in "Health Plans" above. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, for reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated liabilities of approximately $3.8 million as of September 30, 2001 and estimated receivables of $1.0 million and $3.6 million as of September 30, 2002 and December 31, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues in fiscal 2001.

        Goodwill.    The Company's total assets at December 31, 2002 reflect goodwill of approximately $502.3 million, representing 50.3% of the Company's total assets. As of October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

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

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of December 31, 2002. The Company's previous assessment under SFAS 121 also included goodwill prior to adoption of SFAS 142 on October 1, 2001. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, upon emergence from bankruptcy, the Company believes that it would be required to apply Fresh Start accounting, which could result in a significant change to the recorded values of the Company's long-lived assets.

        Deferred Taxes.    The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. At December 31, 2002, the Company had estimated tax net operating loss ("NOL") carryforwards of approximately $711.0 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets. The Company's net deferred tax assets were fully reserved as of September 30, 2002 and December 31, 2002. Net deferred tax assets were approximately $81.6 million at September 30, 2001.

        Medical Claims Payable.    Medical claims payable in the Company's consolidated financial statements represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare business. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of December 31, 2002, the Company believes that its medical claims payable balance of $205.3 million is adequate in order to satisfy ultimate claim liabilities incurred through December 31, 2002. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause the estimates to change in the near term.

Results of Operations

        The Company's significant accounting policies are discussed in Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, managed care integration costs, special charges, income taxes and minority interest ("Segment Profit"). See Note 15—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein. The following table summarizes, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Fiscal Year Ended September 30, 2000
Net revenue	$929.8	$243.4	$467.7	$—	$1,640.9
Cost of care	525.2	72.6	391.3	—	989.1
Direct service costs	170.6	84.2	44.3	—	299.1
Other operating expenses	—	—	—	153.9	153.9
Equity in (earnings) loss of unconsolidated subsidiaries	(13.8)	—	4.0	—	(9.8)

Segment profit (loss)	$247.8	$86.6	$28.1	$(153.9)	$208.6

Fiscal Year Ended September 30, 2001
Net revenue	$1,043.9	$228.4	$483.2	$—	$1,755.5
Cost of care	621.9	69.3	406.3	—	1,097.5
Direct service costs	173.7	79.8	37.9	—	291.4
Other operating expenses	—	—	—	168.2	168.2
Equity in (earnings) loss of unconsolidated subsidiaries	(39.1)	—	2.5	—	(36.6)

Segment profit (loss)	$287.4	$79.3	$36.5	$(168.2)	$235.0

Fiscal Year Ended September 30, 2002
Net revenue	$977.4	$228.7	$547.0	$—	$1,753.1
Cost of care	596.8	76.0	452.9	—	1,125.7
Direct service costs	169.7	85.6	40.9	—	296.2
Other operating expenses	—	—	—	163.4	163.4
Equity in (earnings) loss of unconsolidated subsidiaries	(15.5)	—	2.5	—	(13.0)

Segment profit (loss)	$226.4	$67.1	$50.7	$(163.4)	$180.8

Three Months Ended December 31, 2001
Net revenue	$261.2	$55.8	$127.8	$—	$444.8
Cost of care	152.4	18.4	104.9	—	275.7
Direct service costs	45.5	21.1	10.1	—	76.7
Other operating expenses	—	—	—	42.7	42.7
Equity in (earnings) loss of unconsolidated subsidiaries	(3.8)	—	0.6	—	(3.2)

Segment profit (loss)	$67.1	$16.3	$12.2	$(42.7)	$52.9

Three Months Ended December 31, 2002
Net revenue	$237.1	$56.3	$152.5	$—	$445.9
Cost of care	137.5	18.4	125.8	—	281.7
Direct service costs	34.7	19.9	10.9	—	65.5
Other operating expenses	—	—	—	44.2	44.2
Equity in (earnings) loss of unconsolidated subsidiaries	(2.0)	—	(0.1)	—	(2.1)

Segment profit (loss)	$66.9	$18.0	$15.9	$(44.2)	$56.6

Three months ended December 31, 2002 ("Current Year Quarter"), compared to the three months ended December 31, 2001 ("Prior Year Quarter")

        As noted above, the Company changed its fiscal year end from September 30 to December 31, effective December 31, 2002. The following discussion of historical operating results compares the Current Year Quarter with the Prior Year Quarter.

Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 9.2% or $24.1 million to $237.1 million for the Current Year Quarter from $261.2 million for the Prior Year Quarter. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $23.6 million, terminated contracts of $14.4 million, lower performance revenue of $3.0 million (see below) and contract changes (mainly risk to non-risk) of $4.2 million, which decreases were partially offset by net increases in rates of $11.1 million, net increased membership from existing customers (excluding Aetna) of $4.7 million, new business of $2.4 million and other net changes.

        Performance-based revenues for the Health Plans segment were $3.6 million and $0.6 million in the Prior Year Quarter and Current Year Quarter, respectively. The decrease is primarily due to the Prior Year Quarter including performance revenue for a contract that no longer has performance revenue terms.

        Cost of Care.    Cost of care decreased by 9.8% or $14.9 million to $137.5 million for the Current Year Quarter from $152.4 million for the Prior Year Quarter. The decrease in cost of care is mainly due to decreased membership from Aetna of $15.1 million, terminated contracts of $9.0 million, net contract changes (mainly risk to non-risk) of $2.8 million, favorable prior fiscal year medical claims development during the Current Year Quarter of $1.3 million and unfavorable prior fiscal year medical claims development during the Prior Year Quarter of $4.6 million, which decreases were partially offset by estimated higher care trends of $13.2 million, net increased membership from existing customers of $3.7 million, and new business of $1.0 million. Excluding the impact of prior fiscal year medical claims development, cost of care increased as a percentage of risk revenue from 66.1% in the Prior Year Quarter to 68.7% in the Current Year Quarter, mainly due to higher care trends experienced in the Current Year Quarter, partially offset by rate and other revenue increases since the Prior Year Quarter.

        Direct Service Costs.    Direct service costs decreased by 23.7% or $10.8 million to $34.7 million for the Current Year Quarter from $45.5 million for the Prior Year Quarter. The decrease in direct service costs is due to lower costs required to support the Company's decrease in net membership, and due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. Direct service costs decreased as a percentage of revenue from 17.4% for the Prior Year Quarter to 14.6% for the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company.

        Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased 47.4% or $1.8 million to $2.0 million for the Current Year Quarter from $3.8 million for the Prior Year Quarter. The decrease in equity in earnings of unconsolidated subsidiaries mainly relates to the Company's withdrawal from the Choice partnership as of the end of October 2002.

Workplace

        Net Revenue.    Net revenue related to the Workplace segment increased by 0.9% or $0.5 million to $56.3 million for the Current Year Quarter from $55.8 million for the Prior Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $0.8 million, partially offset by other net changes.

        Cost of Care.    Cost of care remained constant at $18.4 million for the Current Year Quarter and the Prior Year Quarter. Increases in cost of care due to net increased membership from existing customers of $0.6 million, and higher care trends of $0.2 million, were entirely offset by favorable prior fiscal year medical claims development during the Current Year Quarter of $0.8 million. Excluding the impact of prior fiscal year medical claims development, cost of care increased as a percentage of risk revenue from 40.8% in the Prior Year Quarter to 43.3% in the Current Year Quarter, mainly due to higher care trends experienced in the Current Year Quarter and due to changes in business mix.

        Direct Service Costs.    Direct service costs decreased by 5.7% or $1.2 million to $19.9 million for the Current Year Quarter from $21.1 million for the Prior Year Quarter. As a percentage of revenue, direct service costs decreased from 37.8% for the Prior Year Quarter to 35.3% for the Current Year Quarter. The aforementioned changes in direct service costs are mainly due to cost reduction efforts undertaken by the Company.

Public

        Net Revenue.    Net revenue related to the Public segment increased by 19.3% or $24.7 million to $152.5 million for the Current Year Quarter from $127.8 million for the Prior Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $17.3 million, net rate increases of $6.2 million and other net changes.

        Cost of Care.    Cost of care increased by 19.9% or $20.9 million to $125.8 million for the Current Year Quarter from $104.9 million for the Prior Year Quarter. The increase in cost of care is mainly due to net increased membership from existing customers of $14.0 million and higher care trends of approximately $8.5 million, which increases were partially offset by favorable prior fiscal year medical claims development during the Current Year Quarter of $1.6 million. Excluding the impact of prior fiscal year medical claims development, as a percentage of risk revenue, cost of care increased from 86.3% for the Prior Year Quarter to 87.4% for the Current Year Quarter mainly due to higher care trends experienced in the Current Year Quarter, partially offset by rate and other revenue increases since the Prior Year Quarter.

        Direct Service Costs.    Direct service costs increased by 7.9% or $0.8 million to $10.9 million for the Current Year Quarter from $10.1 million for the Prior Year Quarter. The increase in direct service costs is primarily due to higher costs required to support the Company's increase in net membership, partially offset by cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs decreased from 7.9% for the Prior Year Quarter to 7.1% for the Current Year Quarter, primarily due to the Company's ability to control the rate of increase of direct service costs associated with membership growth and due to the Company's cost reduction efforts.

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

Corporate and Other

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment increased by 3.5% or $1.5 million to $44.2 million for the Current Year Quarter from $42.7 million for the Prior Year Quarter. As a percentage of total net revenue, other operating costs increased from 9.6% for the Prior Year Quarter to 9.9% for the Current Year Quarter. These variances are mainly due to approximately $3.2 million of expenses incurred in the Current Year Quarter in relation to the Company's financial restructuring efforts, partially offset by the Company's cost reduction efforts.

        Depreciation and Amortization.    Depreciation and amortization increased by 28.6% or $3.2 million to $14.4 million for the Current Year Quarter from $11.2 million for the Prior Year Quarter. The increase is partially due to $1.8 million of additional amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002. The remaining increase is primarily due to higher depreciation expense associated with fixed asset addition activity.

        Interest, Net.    Net interest expense increased by 8.5% or $1.9 million to $24.3 million for the Current Year Quarter from $22.4 million for the Prior Year Quarter. The increase in net interest expense is partially due to the inclusion in the Current Year Quarter of $0.6 million in penalty interest due to the non-registration of the Senior Notes, as discussed in Note E—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The remaining increase in net interest expense is mainly due to higher borrowing levels on the Company's revolving line of credit, higher amortization of deferred financing costs and lower invested cash and investment balances during the Current Year Quarter.

        Other Items.    The Company recorded special charges of $4.5 million and $3.9 million in the Prior Year Quarter and the Current Year Quarter, respectively. The special charges related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note 11—"Managed Care Integration Plan and Special Charges" to the audited consolidated financial statements set forth elsewhere herein for further discussion.

        Income Taxes.    The Company's effective income tax rate decreased to 22.4% for the Current Year Quarter from 41.0% for the Prior Year Quarter. The Current Year Quarter effective rate is less than federal statutory rates primarily due to the realization of certain previously reserved deferred tax assets. The Prior Year Quarter effective rate exceeds federal statutory rates primarily due to state income tax provision.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income from discontinued operations, net of tax (in thousands):

	2001	2002
Healthcare provider and franchising segments	$158	$803
Specialty managed healthcare segment	—	—
Human services segment	—	—

	$158	$803

        Income from the healthcare provider and franchising segments for the Current Year Quarter is a result of changes in estimates of certain accrued liabilities of $0.9 million (pre-tax), as well as the result of the positive settlement of outstanding Medicare and Medicaid cost reports of $0.7 million (pre-tax), offset by the cost of collections, legal fees and other costs of exiting the business. Income from the healthcare provider and franchising segments for the Prior Year Quarter is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $1.9 million (pre-tax), offset by the cost of collections, lease termination payments, legal fees and other costs of exiting the business. See Note 4—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. The following table summarizes, for the periods indicated, the gain on disposal of discontinued operations, net of tax (in thousands):

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

Fiscal 2002 compared to fiscal 2001

Health Plans

        Net Revenue.    Net revenue related to the Health Plans segment decreased by 6.4% or $66.5 million to $977.4 million in fiscal 2002 from $1,043.9 million in fiscal 2001. During fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. The decrease in revenue is mainly due to TRICARE settlements of $30.3 million, the decrease in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $65.2 million, terminated contracts in fiscal 2001 and fiscal 2002 of $38.7 million, contract changes (mainly risk to non-risk) of $16.1 million, decreased performance-based revenue of $7.6 million (see below) and the effect of the fiscal 2001 sale of Group Practice Affiliates, Inc. ("GPA"), a staff model physician practice, of $2.2 million, which decreases were partially offset by net increases in rates of $41.4 million, net increased membership from existing customers (excluding Aetna) of $38.4 million, new business of $11.0 million and other net changes.

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

Workplace

        Net Revenue.    Net revenue related to the Workplace segment increased by 0.1% or $0.3 million to $228.7 million in fiscal 2002 from $228.4 million in fiscal 2001. The increase in revenue is mainly due to net increased membership from existing customers of $10.5 million and new business of $4.1 million, partially offset by terminated contracts in fiscal 2001 and fiscal 2002 of $10.4 million, the effect of the fiscal 2001 sale of the Company's Canadian operations, which contributed $3.3 million of revenue in fiscal 2001 and other net changes.

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

Public

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

        Equity in Loss of Unconsolidated Subsidiaries.    Equity in loss of unconsolidated subsidiaries was $(2.5) million for both fiscal 2002 and 2001. The Public segment's investment in unconsolidated subsidiary relates to Premier, in which the Company maintains a 50.0% interest. Results for fiscal 2002 as compared to fiscal 2001 reflect higher care trends which were entirely offset by rate increases and the inclusion in fiscal 2001 of an expense of $3.1 million for certain legal actions.

Corporate and Other

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment decreased by 2.9% or $4.8 million to $163.4 million in fiscal 2002 from $168.2 million in fiscal 2001. As a percentage of total revenue, other operating costs decreased to 9.3% for fiscal 2002 from 9.6% for fiscal 2001. The decrease in other operating expenses is mainly due to lower headcount in various corporate departments of $0.4 million, reduction in discretionary employee benefit costs of $1.3 million, changes in estimates for certain employee benefit related costs recorded in the prior fiscal year of $0.4 million and certain self insurance and legal reserves of approximately $4.0 million, partially offset by fees incurred in conjunction with migration of operating systems of $1.3 million.

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

        Interest, Net.    Net interest expense decreased by 8.1% or $8.1 million to $92.2 million for fiscal 2002 from $100.3 million in fiscal 2001. Fiscal year 2001 interest expense includes approximately $6.6 million to write-off deferred loan costs related to the issuance of the Senior Notes. The charge of $6.6 million was previously reported as an extraordinary loss on early extinguishment of debt, net of the tax benefit of $2.6 million. The fiscal 2001 write-off of the deferred loan costs was reclassified to interest expense due to the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") in the fourth quarter of fiscal 2002. See further discussion of this reclassification in Note 6—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein. Fiscal year 2001 also benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. In fiscal 2002, the Company incurred approximately $1.9 million in penalty interest due to non-registration of the Senior Notes, as discussed in Note 6—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein. Excluding the items above, net interest expense decreased by approximately $5.5 million from fiscal 2001. The decrease is primarily the result of lower average outstanding debt and lower average interest rates in fiscal 2002 versus fiscal 2001. The lower average outstanding debt is due to scheduled payments of principal on the Term Loans under the Credit Agreement as well as unscheduled payments under the Credit Agreement with the proceeds from the sale of the Company's human services segment in fiscal 2001.

        Other Items.    The Company recorded special charges of $3.3 million in fiscal 2001 related to the loss on the sale of the Company's Canadian subsidiary. The Company recorded special charges of

$15.7 million in fiscal 2002 related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of severance, lease and consulting fees. See Note 11—"Managed Care Integration Costs and Special Charges" to the audited consolidated financial statements set forth elsewhere herein for further discussion. During fiscal 2002, the Company recorded goodwill impairment charges of $415.9 million related to its annual impairment test of goodwill in accordance with SFAS 142. This impairment charge was a result of writing down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based upon independently appraised values. For further discussion, see Note 2—"Summary of Significant Accounting Policies" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets. Excluding the impact of this valuation allowance adjustment, the Company's effective income rate was approximately (12.5)% for fiscal 2002 as compared to 53.5% for fiscal 2001. The effective rate varies substantially from statutory rates due primarily to the impact of non-deductible goodwill included in the fiscal 2002 goodwill impairment charge, non-deductible goodwill amortization in fiscal 2001 and non-deductible intangible asset amortization resulting primarily from acquisitions.

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

        Cost of Care.    Cost of care increased by 18.4% or $96.7 million to $621.9 million in fiscal 2001 from $525.2 million in fiscal 2000. In the quarter ended March 31, 2001, the Company recorded a $15.0 million adjustment to its estimate of claims incurred in prior years based on the results of the Company's reduction in claims inventory and other claims processing improvements. The increase in cost of care is mainly due to this adjustment recorded in fiscal 2001 to the Company's estimate of claims incurred in prior years, new business of $12.3 million, net increased membership from existing customers of $59.4 million and higher utilization over the prior year of $28.6 million, partially offset by the effect of the GPA sale of $6.3 million, terminated contracts of $21.7 million and other net changes. Cost of care increased as a percentage of risk revenue to 69.4% in fiscal 2001 from 65.9% in fiscal 2000, mainly due to the aforementioned adjustment recorded in fiscal 2001 to the estimate of claims incurred in prior years, as well as higher care utilization experienced in fiscal 2001. The higher utilization of care resulted from various factors, including a shift in certain membership from more restrictive products to products with more open access and higher benefit levels.

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

Workplace

        Net Revenue.    Net revenue related to the Workplace segment decreased by 6.2% or $15.0 million to $228.4 million in fiscal 2001 from $243.4 million in fiscal 2000. During fiscal 2001, the Company sold its Canadian operations, which produced revenue of $18.6 million in fiscal 2000 and $3.3 million in fiscal 2001 prior to the sale. The decrease in revenue is mainly due to the sale of the Company's Canadian operations of $15.3 million and terminated contracts of $6.8 million, partially offset by new business of $4.3 million, net increased membership from existing customers of $2.7 million and other net changes.

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

Public

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

        Equity in Loss of Unconsolidated Subsidiaries.    Equity in loss of unconsolidated subsidiaries for Public decreased 37.5% or $1.5 million to $(2.5) million in fiscal 2001 from $(4.0) million in fiscal 2000. The Public segment's investment in unconsolidated subsidiary relates to Premier, in which the Company maintains a 50.0% interest. The change is primarily due to increases in estimates of accruals for potential losses from certain legal actions offset by increased rates in fiscal 2001.

Corporate and Other

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

        Depreciation and Amortization.    Depreciation and amortization approximated $68.3 million in both fiscal 2001 and fiscal 2000. Depreciation remained constant primarily as a result of current year capital expenditures being offset by divestitures of fixed assets related to the sale of GPA and the Company's Canadian subsidiary. During fiscal 2001, the Company recorded higher amortization expense due to the

$60.0 million increase to goodwill resulting from contingent purchase price activity with respect to the acquisition of Human Affairs International, Incorporated ("HAI").

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

Outlook—Results of Operations

        The Company's Segment Profit is subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts, enrollment changes and contract terminations; (vi) pricing adjustments upon contract renewals (and price competition in general) and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

        The Company's business is subject to rising care costs in certain portions of its business. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        Based upon the Company's financial condition and due to the status of its financial restructuring activities, the Company anticipates a reduction in the fiscal year ending December 31, 2003 revenue from lost customer contracts at a higher rate than it has experienced in prior fiscal years. Such anticipated losses include one of the TRICARE contracts as previously discussed. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Furthermore, the Company's financial condition is expected to result in limited opportunities for the Company to sell new business until such time as its financial restructuring and chapter 11 activities would be completed.

        Interest Rate Risk.    The Company had $160.8 million of total debt outstanding under the Credit Agreement at December 31, 2002. As of June 2003, the Company's interest rates for the loans under the Credit Agreement are based on the prime rate plus a borrowing margin of 2.50 percent for Revolving Loans, 3.25 percent for the Tranche B Loans and 3.50 percent for Tranche C Loans. The prime rate was 4.75 percent on December 31, 2001 and 4.25 percent on December 31, 2002. Based on the December 31, 2002 borrowing levels under the Credit Agreement, a 0.25 percent increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. The Company's earnings could be adversely affected by increases in interest rates.

        Migration of Operating Systems.    An area of focus for the Company has been reducing the number of the Company's information systems, especially relating to claims and clinical activities. As discussed in operating restructuring activities below, the Company continues to pursue consolidation of its current information systems in order to obtain efficiencies.

        In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced, as of April 1, 2002, the remaining useful lives of certain other information systems to periods ranging from twelve to twenty-four months. The net book value of assets affected by the change in useful lives at December 31, 2002 was approximately $7.5 million.

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the fiscal year ended September 30, 2002 and the three months ended December 31, 2002 by $5.7 million and $1.0 million, respectively. These changes reduced net income for fiscal 2002 and for the three months ended December 31, 2002 by $3.4 million ($0.10 per diluted share) and $0.7 million ($0.02 per diluted share), respectively.

        Operating Restructuring Activities.    The Company continues to conduct certain operating restructuring activities which impact results of operations. As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002 with special charges of $4.5 million being recorded during the three months ended December 31, 2001. The fiscal 2002 special charges consisted of (i) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment and (ii) $1.9 million to downsize and close excess facilities and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, and all terminations were completed by September 30, 2002. The majority of the employee termination costs were paid in full by March 31, 2003. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities terminate at various dates through fiscal 2006. At December 31, 2002, outstanding liabilities of $1.3 million related to the 2002 Restructuring Plan are included in "accrued liabilities" in the accompanying audited consolidated balance sheets.

        In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and $1.0 million to downsize and close excess facilities and other associated activities. During the three months ended December 31, 2002, the Company recognized additional special charges related to the ABI initiative of $2.0 million to terminate 172 employees that comprised both field operational and corporate personnel, and $0.5 million to downsize and close excess facilities, and other associated activities. The employee termination costs include severance and related termination benefits, including payroll taxes. The other special charges of $0.5 million primarily represent costs to downsize and close three leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2004 through fiscal 2008. At December 31, 2002, outstanding liabilities of $3.1 million related to ABI are included in "accrued liabilities" in the accompanying audited consolidated balance sheets.

        Implementation of ABI also resulted in additional costs of $1.8 million during the three months ended December 31, 2002 for outside consultants, office relocation and other associated activities.

        The Company continued the ABI initiative during the three months ended March 31, 2003, which resulted in the recognition of special charges of $1.7 million which mainly related to the termination of an additional 73 employees that represented both field operational and corporate personnel. The employee termination costs include severance and related termination benefits, including payroll taxes. All terminations and termination benefits related to the ABI initiative were communicated to the affected employees on or prior to March 31, 2003, with all of the terminations completed by May 1, 2003. All employee termination costs are expected to be paid in full by September 30, 2004.

        As of April 1, 2003, the Company started exploring additional business and performance improvement initiatives, such as further consolidating service centers, creating more efficiency in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies. These initiatives are being formulated into a performance improvement plan ("PIP") that the Company started implementing during the fiscal quarter ended June 30, 2003. The Company expects to incur $7.0 million to $15.0 million of costs related to PIP activities during the nine-month period ended December 31, 2003. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully fund or implement these initiatives or realize the anticipated savings.

        As part of its financial restructuring plan and chapter 11 proceedings, the Company anticipates rejecting certain leases for closed offices. As leases for closed offices are rejected, the net liability arising from such rejections will be compared to the net liability already recorded by the Company, and the difference will be recorded as a component of "reorganization expense" in the Company's statement of operations, in accordance with SOP 90-7.

        Additionally, in fiscal 2002, the Company reevaluated severance and lease reserves related to a restructuring activity initiated in the fourth quarter fiscal 2000 (the "2000 Restructuring Plan"). The analysis resulted in revised estimates of such costs, based on current information, and the recording of an additional $1.4 million in severance and lease costs.

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulations relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

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

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was published on February 20, 2003 with a compliance date of April 21, 2005. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation was just released this year, the Company began compliance efforts over two years ago by taking steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The Company has completed its review of the final regulation and is in the process of conducting an extensive gap analysis and addressing the remaining compliance issues. The Company expects that it will be fully compliant with the security regulation by the compliance date.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the final regulations on security and privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups which identified and assessed the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $3.8 million in operating costs and $2.5 million in capital expenditures related to HIPAA in fiscal year 2002. The Company incurred approximately $0.7 million in operating costs and $0.7 million in capital expenditures related to HIPAA during the three months ended December 31, 2002. Management estimates that the Company will incur approximately $3.5 million to $4.5 million in operating costs and approximately $2.5 million to $3.5 million in capital expenditures related to these efforts during its fiscal year ended December 31, 2003.

Historical Liquidity and Capital Resources

Three months ended December 31, 2002 ("Current Year Quarter"), compared to the three months ended December 31, 2001 ("Prior Year Quarter")

        As noted above, the Company changed its fiscal year end from September 30 to December 31, effective December 31, 2002. The following discussion of historical liquidity and capital resources compares the Current Year Quarter with the Prior Year Quarter.

        Operating Activities.    The Company's net cash provided by operating activities was $24.1 million and $28.0 million for the three months ended December 31, 2001 and 2002, respectively. The increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily due to the Company's improved operating results. The Company reported segment profit of $52.9 million and $56.6 million for the three months ended December 31, 2001 and 2002, respectively.

        Investing Activities.    The Company utilized $6.0 million and $8.4 million in funds during the three months ended December 31, 2001 and 2002, respectively, for capital expenditures. Capital expenditures increased 40.0 percent or $2.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is largely attributable to capital expenditures incurred in the Current Year Quarter related to the new operating facility located in Maryland Heights, Missouri. Other capital expenditures relate to management information systems and related equipment.

        During the Prior Year Quarter, the Company sold its remaining provider joint venture receiving $3.5 million in proceeds that resulted in an after-tax gain from discontinued operations of approximately $0.8 million.

        Financing Activities.    During the three months ended December 31, 2002, the Company repaid $0.4 million of indebtedness outstanding under the Term Loan Facility (as defined herein), made payments on capital lease obligations of $0.8 million and incurred approximately $1.9 million to obtain waivers of financial covenants under its Credit Agreement.

        During the three months ended December 31, 2001, the Company repaid $0.4 million of indebtedness outstanding under the Term Loan Facility, made payments on capital lease obligations of $0.6 million and incurred additional fees of approximately $1.3 million primarily related to an amendment to the Credit Agreement.

Fiscal 2000-2002

        Operating Activities.    The Company's net cash provided by operating activities was $106.9 million, $85.7 million and $66.7 million for fiscal 2000, 2001 and 2002, respectively. The decrease in operating cash flows from fiscal 2001 to fiscal 2002 is primarily due to the fact that fiscal 2001 benefited from approximately $30.0 million of settlements of contract appeals with respect to TRICARE in fiscal 2001 and $25.0 million in distributions from Choice related to its settlements of contract appeals in fiscal 2001 with respect to TRICARE, partially offset by the payment of approximately $44.0 million related to discontinued operations obligations during fiscal 2001. Operating cash flows for fiscal 2002 were negatively impacted by $5.4 million of cash outflows related to discontinued operations. The decrease in operating cash flows from fiscal 2000 to fiscal 2001 was primarily due to the payment of approximately $44.0 million related to discontinued operations obligations during fiscal 2001 and collection of $28.0 million in cost report settlements during fiscal 2000 compared to $6.0 million in fiscal 2001, offset by the TRICARE settlements as discussed above.

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

        The Company received proceeds from the sale of assets, net of transaction costs and cash conveyed, of $3.3 million, $110.6 million and $3.5 million in fiscal 2000, 2001 and 2002, respectively. The sales proceeds were generated primarily from: (i) the sale of the corporate aircraft in fiscal 2000, (ii) the sale in fiscal 2001 of Mentor, two of the three remaining Provider JVs of the discontinued healthcare provider segment, assets of the psychiatric practice management business and the Company's Canadian operations and (iii) the sale of the remaining Provider JV in fiscal 2002.

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

        The Company completed the sale of 59,063 shares of Series A Redeemable Preferred Stock to TPG during the first quarter of fiscal 2000, for a total price of approximately $54.8 million, net of issuance costs. Approximately 50.0% of the net proceeds were used to reduce debt outstanding under the Term Loan Facility with the remaining 50.0% being used for general corporate purposes. See Note 8—"Redeemable Preferred Stock" to the Company's audited consolidated financial statements set forth elsewhere herein.

Outlook—Liquidity and Capital Resources

        Voluntary Chapter 11 Filing.    On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the

Southern District of New York (the "Bankruptcy Court") (the "Chapter 11 Cases"). Magellan's Chapter 11 Cases have been assigned to the Honorable Prudence Carter Beatty under Case Nos. 03-40514 through 03-40602. Magellan remains in possession of its assets and properties, and continues to operate its business and manage its properties as "debtors-in-possession" pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        On the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay, among other claims, the pre-petition claims of the Company's behavioral health providers and customers. Also on the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place Magellan's various employee compensation programs and procedures. Since the Commencement Date, the Company has remained in possession of its properties and businesses and has continued to pay such pre-petition claims of behavioral health providers, customers and employees and its post-petition claims in the ordinary course of business.

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

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises five members, with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on July 25, 2003 (the "Plan"). Prior to the commencement date of its Chapter 11 Cases, the Company negotiated the terms of a financial restructuring which was incorporated in the original plan of reorganization filed with the Bankruptcy Court on March 11, 2003 ("Original Plan"). Prior to the commencement date of the Chapter 11 Cases, the Company entered into lock-up and voting agreements for the support of the Original Plan that the Company executed with holders of 52% of the 9 3/8% Senior Notes due 2007 (the "Senior Notes"), 35% of the 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and 47.5% of its senior secured debt. In connection with the execution of an equity commitment letter with Onex Corporation (the "Equity Investor"), as described below, which was supported by the Official Committee and the agent for the Company's senior lenders, certain modifications were made to the Original Plan as incorporated in the Plan. As a result, the counterparties may terminate such lock-up and voting agreements thereto because certain conditions have not been met. The Official Committee has stated that they support the Plan. The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. Notwithstanding the foregoing, there can be no assurance that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy. One creditor has informed the Company that it owns sufficient Senior Subordinated Notes to block such class of creditors' acceptance of the Plan, and has notified the Company that it intends to vote against the Plan.

If the class of claims holders of Senior Subordinated Notes does not vote to accept the Plan, the Company believes that it will be able to confirm the Plan under the applicable provisions of the Bankruptcy Code. There can be no assurance, however, that the Company will be able to do so.

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

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. On July 25, 2003, the Company filed with the Bankruptcy Court its Second Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement"). Copies of the Plan and the Disclosure Statement have been filed with the Securities and Exchange Commission in a Form 8-K dated July 29, 2003.

        Under the Plan, holders of the Company's $625.0 million of Senior Subordinated Notes will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88.0%. Holders of the Company's $250.0 million of Senior Notes will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus cash equal to the accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the existing Senior Notes, will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, cash, New Common Stock equal to approximately 9.5% of reorganized Magellan, and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the New Common Stock of the reorganized entity, as well as warrants to purchase a like number of shares of New Common Stock. The distributions of New Common Stock under the Plan will be subject to the dilutive effects of the amount of New Common Stock issued in respect of a rights offering and a direct equity investment for approximately 34.4% of the reorganized entity (see below). Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock. The proposed distributions to the holders of existing preferred stock and common stock are conditioned on all classes of creditors accepting the Plan. The Company has been informed that one creditor who owns sufficient Senior Subordinated Notes to block such class from accepting the Plan intends to vote against the Plan. Under such circumstances, no distribution of New Common Stock will be made to holders of existing preferred stock or common stock, and such New Common Stock will be distributed to holders of general unsecured claims (other than Senior Notes claims).

        Also pursuant to the Plan, the Company's senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), consisting of term loans of approximately $115.8 million and a revolver under which there are outstanding borrowings of $45.0 million and outstanding letters of credit of approximately $73.5 million, will be either repaid in full (as discussed further below) or will be paid $50.0 million in cash and the remaining balance will be converted to secured term loans (and letter of credit commitments with respect to outstanding letters of credit and renewals thereof) having maturities through November 30, 2005 (the "New Facilities"). The New Facilities will bear interest at a rate equal to the prime rate plus 3.25 percent and the Company would pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company would pay the lenders a fee of one percent of the New Facilities on the effective date of the Plan. The New Facilities would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. It is anticipated that the New Facilities will not be used and instead, the Credit Agreement will be refinanced as described below.

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter') to provide an exit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term of five years. The Exit Facility would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the existing Credit Agreement, to pay fees and expenses related to the Chapter 11 Cases, to make other cash payments contemplated by the Chapter 11 Cases, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary prior to Deutsche Bank's obligations thereunder. There is no assurance that the Company will satisfy such conditions or have such conditions waived and therefore no assurance can be given that the Company will be able to borrow under the Exit Facility.

        The Plan provides for an option for holders of Senior Subordinated Notes and general unsecured creditors to elect to receive cash in lieu of New Common Stock that they would otherwise be entitled to receive (up to an aggregate maximum of $50 million) at a price of $22.50 per share (the "Partial Cash Out Election"). If such election is oversubscribed, those holders electing such option would be entitled to participate on a pro rata basis and would receive shares of New Common Stock for the portion of the shares of New Common Stock that is not fully cashed out. Under the Plan, this $50 million cash out election would be funded by the purchase of equity by Onex Corporation (the "Equity Investor") as set forth below. If the entire $50 million is subscribed for, approximately 13.6% of the equity of reorganized Magellan would not be issued to creditors, but would be issued to the Equity Investor as set forth below.

        The Plan also provides, in accordance with a commitment letter between the Company and the Equity Investor, for reorganized Magellan to issue shares of common stock representing approximately 34.4% of the reorganized Magellan for a purchase price of $150 million in the aggregate. The terms of such offering are as follows: (i) approximately 2.63 million shares, representing approximately 17.2% of reorganized Magellan would be offered to holders of the existing Senior Subordinated Notes and general unsecured creditors for $75 million in the aggregate (or $28.50 per share); (ii) to the extent the holders of the Senior Subordinated Notes and general unsecured creditors elect not to participate in such offering, the Equity Investor would purchase the unsubscribed equity at the same price; and (iii) approximately 2.63 million shares, representing approximately 17.2% of the reorganized Magellan would be purchased by the Equity Investor for a purchase price of $75 million in the aggregate (or $28.50 per share). In addition, up to 13.6% of reorganized Magellan would be purchased by the Equity Investor at an aggregate purchase price of $50 million (or $22.50 per share) solely to the extent necessary to fully fund the Partial Cash-Out Election.

        All purchases made by the Equity Investor would be of a separate class of common stock (the "MVS Securities"), which would be shares of multiple voting common stock of reorganized Magellan. The MVS Securities will be issued to the Equity Investor pursuant to the terms of the Plan. Each share of MVS Securities and each share of the New Common Stock will be identical in all respects, except with respect to voting and except that (a) the MVS Securities will be convertible into New Common Stock, as provided in the Amended Certificate of Incorporation and (b) the Equity Investor and its affiliates (including any entity to which MVS Securities could be transferred without conversion pursuant to the penultimate sentence of this section) shall convert shares of New Common Stock that they may acquire into the same number of shares of MVS Securities unless no MVS Securities are then outstanding. Pursuant to the terms of the Plan, the Equity Investor shall receive shares of MVS Securities on the effective date of the Plan, which MVS Securities shall be entitled to exercise 50% of the voting rights pertaining to all of reorganized Magellan's outstanding common stock (including the New Common Stock and the MVS Securities). The MVS Securities shall be convertible into the same number of shares of New Common Stock upon the transfer of the MVS Securities to any person other than the Equity Investor, Onex, Onex Partners LP, a Delaware limited partnership ("Onex Partners") or an entity controlled by Onex or Onex Partners (including a change of control of any entity other than Onex or Onex Partners owning the MVS Securities so that it is no longer controlled by Onex or Onex Partners). Onex shall be deemed to control any entity controlled by Mr. Gerald W. Schwartz so long as Mr. Schwartz controls Onex. All MVS Securities shall cease to have any special voting rights (i.e., each share of MVS Securities and New Common Stock shall have one vote per share and shall vote together on all matters submitted to stockholders, including the election of all members of the Board of Directors of reorganized Magellan, as a single class) if at any time either (i) the number of outstanding MVS Securities is less than 15.33% of the total number of MVS Securities and shares of New Common Stock issued on the Effective Date or (ii) the number of outstanding MVS Securities is less than 10% of the aggregate number of MVS Securities and shares of New Common Stock then outstanding.

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their behavioral health services contract. Under this agreement, the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Pursuant to the Plan, upon emergence from chapter 11, the Company would pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which would mature on December 31, 2005. The Aetna Note would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price could be offset against any amounts owing under the Aetna Note. The Bankruptcy Court approved the renewal of the Aetna agreement on April 23, 2003.

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

        Credit Agreement and Note Indenture Defaults.    Certain defaults exist under the Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. The Company's current liquidity is not sufficient to satisfy the obligations under such acceleration. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of such indebtedness.

        Credit Agreement and Liquidity.    The ability of the Company, both during and after the Chapter 11 Cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

        The Company had a working capital deficit of approximately $1.2 billion as of December 31, 2002. The December 31, 2002 working capital deficit includes approximately $1.0 billion of long-term debt, which has been classified as a current liability due to certain of the Company's debt agreement defaults. As of December 31, 2002, the Company had unrestricted cash of approximately $62.5 million. As a result of certain defaults existing under the Credit Agreement, the Company is unable to access additional borrowings or letters of credit under the Credit Agreement.

        During the fiscal year ended December 31, 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $33.0 million to $43.0 million (the majority of the Company's capital expenditures relate to management information systems and related equipment, including improvements to its computer systems in conjunction with the Company's on-going integration plan and efforts to comply with HIPAA), the final installment of approximately $1.4 million on its earn-out with respect to the 1998 purchase of Inroads (a managed behavioral healthcare company), liabilities with respect to its discontinued operations and costs associated with the financial restructuring activities. During the pendency of the Company's chapter 11 process, from which the Company plans to emerge by September 30, 2003, the Company will not pay cash interest on the Senior Notes or the Senior Subordinated Notes or pay certain other liabilities subject to compromise. The Company believes that its cash on hand and its operating cash flows will be sufficient to satisfy its non-operating cash requirements for the remainder of the fiscal year ended December 31, 2003, however there can be no assurance in this regard.

        The Company's letter of credit requirements may increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. As of June 30, 2003, the Company had outstanding letters of credit and surety bonds totaling $73.5 million and $14.1 million, respectively. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million (which are included in the total letters of credit of $73.5 million). If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit generally require such letters of credit to have a one-year term, and to renew annually. Because the Company is unable to issue or increase letters of credit under the Credit Agreement, Magellan could lose customers, which would have a material adverse effect on the Company.

        Debt Service Obligations and Future Commitments.    The Company is highly leveraged with indebtedness and other future commitments that are substantial in relation to its stockholders' deficit and in relation to its earnings. Notwithstanding the classification of all long-term debt as current due to certain defaults under the Credit Agreement and the indentures governing the Senior Notes and the Subordinated Notes, the Company will not pay principal on the Credit Agreement, cash interest on the Senior Notes or the Senior Subordinated Notes or certain other liabilities subject to compromise, including the final contingent purchase price payment of $60 million to Aetna during the course of the bankruptcy proceedings. Under the Company's proposed Plan of Reorganization, the Company would emerge with a revised capital structure as described above. See "Outlook—Liquidity and Capital Resources—Voluntary Chapter 11 Filing".

        Notwithstanding the classification of all long-term debt as current as discussed above, or the pendency during the chapter 11 proceedings of the payment of the aforementioned debt, related interest and Aetna liabilities, the following table sets forth the future financial commitments of the Company as of December 31, 2002 (in thousands):

Payment Due in Fiscal Year Ending December 31,	Long-Term Debt	Interest on Long-Term Debt	Operating Lease Obligations	Capital Lease Obligations	Contingent Purchase Price Obligations	Total
2003	$18,969	$95,880	$25,948	$3,171	$63,731	$207,699
2004	92,987	86,712	14,537	1,929	—	196,165
2005	39,144	82,094	11,282	896	—	133,416
2006	9,662	80,088	7,205	—	—	96,955
2007	250,000	80,001	6,065	—	—	336,066
Thereafter	625,000	30,081	18,709	6,400	—	680,190

	$1,035,762	$454,856	$83,746	$12,396	$63,731	$1,650,491

        Long-term debt includes borrowings outstanding under the Revolving Facility and the Term Loan Facility, the principal amount of the Subordinated Notes and the principal amount of the Senior Notes. Interest payments have been estimated based upon current interest rates. In addition, the Company had $73.5 million in letters of credit under the Revolving Facility as of June 30, 2003. Operating lease obligations include estimated future lease payments for both open and closed offices. Such future lease amounts reflect the estimated impact of leases that have been rejected through August 1, 2003 as part of the Company's chapter 11 proceedings.

        Restrictions on the Company's Activities.    Magellan and 88 of its subsidiaries (the "Debtors") are operating its business and managing its properties as debtors-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to March 11, 2003 (the "Commencement Date") (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against any of the Debtors that arose prior to the Commencement Date unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, each of the Debtors has the right, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and un-expired leases in existence at the Commencement Date. Parties having claims as a result of any such rejection may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Cases. Pursuant to the terms of the Bankruptcy Code, the Debtors may only operate their business in the ordinary course. Therefore any transactions outside the ordinary course (e.g., asset sales and purchases, compromise or settlement of claims, incurrence of indebtedness, payment of any pre-petition indebtedness, and creation of liens) would require Bankruptcy Court approval prior to the Company's ability to enter into such transaction. An official committee of unsecured creditors of the Debtors (the "Official Committee") has been appointed in the Debtors' chapter 11 case. In accordance with the provisions of the Bankruptcy Code, the Official Committee, as well as any other party in interest, has the right to be heard on matters that come before the Bankruptcy Court in the Debtors' chapter 11 case. The restrictions imposed by the Bankruptcy Code (to the extent relief is not granted by the Bankruptcy Court) may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. In addition, as part of the Debtors' Plan, as filed with the Bankruptcy Court, the Debtors contemplate entering into an indenture governing the terms of the New Notes of the reorganized Magellan (the "New Notes Indenture") on the effective date of the Plan, as well as a new senior secured credit agreement with respect to either the New Facilities or the Exit Facility (the "New Credit Agreement") also on the effective date of the Plan. The anticipated terms of the New Credit Agreement and the New Notes Indenture are summarized in the Plan and the Disclosure Statement. In general, the New Credit Agreement and the New Note Indenture will contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting the Company's ability to:

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

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162.0 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1.0 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. In addition, the Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company has recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. The Company's net deferred tax assets were fully reserved as of September 30, 2002 and December 31, 2002. See Note 9—"Income Taxes" to the audited consolidated financial statements set forth elsewhere herein.

        Discontinued Operations.    In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segments. Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider:    As of December 31, 2002, the Company had $14.1 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider and franchising segments. Such liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, net of subleases, for certain properties, estimated claims related to the provider joint ventures, long-term debt related to hospital based real estate and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements, collections of patient receivables, cash balances restricted for estimated claims liabilities and cash generated from operations.

  •
  Specialty Managed Healthcare:    As of December 31, 2002, the Company had $6.2 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $5.8 million represents lease obligations, net of subleases, related to certain properties through October of 2008. The remaining liabilities consist of miscellaneous accruals. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

        As part of its financial restructuring plan and chapter 11 proceedings, the Company anticipates rejecting certain leases for closed offices. As leases for closed offices are rejected, the net liability arising from such rejections will be compared to the net liability already recorded by the Company, and the difference will be recorded as a component of "reorganization expense" in the Company's statement of operations, in accordance with SOP 90-7.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (the Interpretation). The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company will be required to adopt the provisions of the Interpretation effective July 1, 2003. The Company is currently evaluating the effects of the issuance of the Interpretation on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that its January 1, 2003 implementation of SFAS 146 will have a material impact upon the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS 145. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds and amends other existing authoritative pronouncements. The Company implemented this accounting standard in the fourth quarter of fiscal 2002, and as a result, has reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to interest expense and provision for income taxes in the Company's audited consolidated financial statements set forth elsewhere herein. See Note 2—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant interest rate risk related to its variable rate debt outstanding under the Credit Agreement and any future borrowings on the Revolving Facility under the Credit Agreement. See "Business—Cautionary Statements—Restrictions on the Company's Activities", "—Ability to Service Debt", "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations", "—Outlook—Liquidity and Capital Resources" and Note 6—"Long-Term Debt and Capital Lease Obligations" to the Company's audited consolidated financial statements set forth elsewhere herein.

Item 8. Financial Statements and Supplementary Data

        Information with respect to this item is contained in the Company's audited consolidated financial statements set forth elsewhere herein and financial statement schedule indicated in the Index on Page F-1 of this Transition Report on Form 10-K, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 22, 2002, the Company's Audit Committee approved the dismissal of its independent auditors, Arthur Andersen LLP ("Arthur Andersen"), and engaged Ernst & Young LLP to serve as its new independent auditors for fiscal year 2002. The Company filed a current report on Form 8-K with the SEC on May 24, 2002, the same date that the change in auditors became effective.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        Under the Company's certificate of incorporation, the number of directors is currently fixed at twelve. The directors are divided into three classes of four directors each, with the nominees in a single class being elected each year to serve for a three-year term. During fiscal 2002, four directors resigned, and on March 14, 2003 another director resigned. None of their positions have been filled.

        Of the current seven directors, four serve for terms expiring in 2003, two serve for terms expiring in 2004 and one serves for a term expiring in 2005. The tables below set forth the name and certain other information about the directors.

        Jonathan J. Coslet, 38, became a director in December 1999 and serves for a term expiring in 2003. He is an Investment Professional and Senior Partner of Texas Pacific Group (since 1993). He also serves as a director of Oxford Health Plans, Inc.

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

        Henry T. Harbin, M.D., 56, became a director in March 1998 and serves for a term expiring in 2003. He has served as Executive Chairman of the Board of the Company since October 2002. Prior thereto, he was Chairman of the Company from October 2001 to September 2002, Chief Executive Officer and Chairman of the Company from March 2001 to September 2001, President and Chief Executive Officer of the Company from 1998 to 2001, Executive Vice President of the Company from 1995 to 1998 and President and Chief Executive Officer of Green Spring Health Services, Inc. from 1994 to 1998.

        Gerald L. McManis, 66, became a director in February 1994 and serves for a term expiring in 2003. He is President of GLM, Inc. (management consulting firm) since 2001. He served as President of McManis Associates, Inc. and MMI Companies, Inc. (strategy development and management consulting firm for healthcare and healthcare-related companies) from 1965 to 2000.

        Daniel S. Messina, 47, became a director in December 1997 and serves for a term expiring in 2005. He was President and Chief Executive Officer of the Company from October 2001 to November 2002, President of the Company from March 2001 to September 2001 and Chief Operating Officer of the Company from September 2000 to February 2001. Prior to joining the Company, Mr. Messina was Chief Financial Officer and head of business strategy of Aetna U.S. Healthcare from 1998 to 2000, Deputy Chief Financial Officer of Aetna U.S. Healthcare from 1996 to 1997 and Vice President, Financial Relations and Chief of Staff to the Vice Chairman for Strategy, Finance and Administration of Aetna, Inc. from 1995 to 1996.

        Robert W. Miller, 61, became director in February 1998 and serves for a term expiring in 2004. He is a Former Partner at the law firm of King & Spalding where he served from 1985 to 1997. He was Chairman of the Board of the Company from March 1998 to March 2000. Mr. Miller currently is an Adjunct Professor at Emory University School of Law where he has served since September 2000.

        James B. Williams, 47, became a director in December 1999 and serves for a term expiring in 2003. He has been a Partner in Texas Pacific Group since 1999. He was President of Kaiser/Group Health, President of Kaiser Permanente International and Senior Vice President—Operations and Strategic Development of Kaiser Permanente (health care organization) from 1994 to 1998. Mr. Williams is Chairman of the Board of GMP Companies and a member of the Board of Directors of several other private companies.

Agreements to Nominate or Appoint Directors

        Pursuant to certain agreements, the Company is obligated to nominate or appoint to the Board certain individuals designated by others as set forth below.

        David Bonderman, Jonathan J. Coslet and James B. Williams were elected to the Board effective December 15, 1999 pursuant to an Amended and Restated Investment Agreement dated December 15, 1999 (the "Investment Agreement") entered into by the Company and TPG Magellan LLC, an affiliate of the investment firm Texas Pacific Group ("TPG"), in connection with TPG's acquisition of 59,063 shares, and an option to acquire 21,000 additional shares, of Series A Preferred Stock of the Company. The Investment Agreement provides that, as long as TPG and its affiliates beneficially own at least 50.0% of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued or issuable under the Investment Agreement, the Board shall cause three individuals designated by TPG (the "TPG Nominees") to be nominated as directors of the Company and the Company shall use its best efforts to cause the election of the TPG Nominees up for election at any annual meeting of stockholders. In addition, each committee of the Board is required generally to include among its members at least one TPG Nominee. Mr. Bonderman resigned from the Board on March 14, 2003. TPG has not designated a replacement to the Board for Mr. Bonderman.

        Under a Stock and Warrant Purchase Agreement entered into by the Company and Rainwater-Magellan Holdings, L.P. ("Rainwater-Magellan"), an affiliate of Rainwater, Inc. and Richard E. Rainwater on December 22, 1995, pursuant to which Rainwater-Magellan purchased 4,000,000 shares of Common Stock and a Warrant to acquire up to 2,000,000 additional shares of Common Stock, Rainwater-Magellan has the right to designate a nominee acceptable to the Company for election as director of the Company for so long as Rainwater-Magellan, Rainwater, Inc., Richard E. Rainwater and their affiliates continue to own beneficially at least 600,000 shares of Common Stock. Darla D. Moore was elected to the Board on February 22, 1996 pursuant to this agreement. Ms. Moore resigned from the Board in September 2002 and Rainwater-Magellan has not elected to exercise its right to designate a nominee for election as director.

Executive Officers of the Registrant

        On December 4, 2002, the Company entered into a consulting agreement with Healthcare Partners, Inc. ("HPI"), a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D. (the "HPI Agreement"). Pursuant to the HPI Agreement, HPI, Mr. Shulman and Dr. Lerer, as well as Danna Mezin and Keith Kudla (the "Officers"), will become part of the management of the Company, with Mr. Shulman becoming the chief executive officer of the Company. All of the Officers will devote substantially all of their time to the management of the Company. For such services, the Company shall pay to HPI (i) $250,000 per month with minimum aggregate monthly payments of $1.5 million (unless the engagement is terminated by HPI for any reason or by the Company for cause) and (ii) additional bonus payments of up to $2.0 million based upon the achievement of a successful restructuring and the achievement of certain operational milestones.

Name	Age	Position
Steven J. Shulman	52	Chief Executive Officer
René Lerer, M.D.	48	Chief Operating Officer
Jay J. Levin	42	President
Mark S. Demilio	47	Executive Vice President, Chief Financial Officer
Dennis P. Moody	45	Executive Vice President, Aetna Programs
Megan M. Arthur	41	Executive Vice President, General Counsel

        Steven J. Shulman became Chief Executive Officer of the Company in December 2002. Prior to joining the Company, Mr. Shulman founded Internet HealthCare Group (IHCG) and served as its Chairman and Chief Executive Officer from 2000 to 2002. Prior to IHCG, Mr. Shulman was employed by Prudential Healthcare, Inc. as its Chairman, President and Chief Executive Officer from 1997 to 1999. Prior thereto, Mr. Shulman co-founded Value Health, Inc., and served as President of its Pharmacy and Disease Management Group and Director from 1987 to 1996. Prior thereto, Mr. Shulman was employed by CIGNA Healthplans as President of its East Central Division from 1983 to 1986. Prior thereto, Mr. Shulman served as Director of Medical Economics for Kaiser Permanente from 1974 to 1982.

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

        Jay J. Levin became President, Chief Operating Officer of the Company in November 2002. In January 2003, Mr. Levin agreed to serve as President of the Company for a transitional period. Prior thereto, Mr. Levin served as Executive Vice President, Chief Operating Officer from April 2002. Prior to joining the Company, from April 2000 to April 2001, Mr. Levin was Vice President of Marketing, E-Commerce and Strategy for Oxford Health Plans, Inc. Prior to joining Oxford Health Plans, Mr. Levin was President and Chief Executive Officer of PPOM, a healthcare network management company based in Michigan.

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

        Dennis P. Moody became Executive Vice President, Aetna Programs in February 2003. From October 2000 through February 2003, he served as Executive Vice President, Business Operations. Prior thereto, Mr. Moody served as and President and Chief Operating Officer of the Health Plan Solutions Group from February 1998. Mr. Moody previously held the following positions with Merit from 1991 through 1997: Executive Vice President, National Business (1997), Executive Vice President, National Services (1995 - 1996), Executive Vice President, Regional Operations (1994 - 1995) and Regional Vice President (1991 - 1994).

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

Section 16(A). Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, certain officers and persons who own more than 10.0% of the Common Stock to file reports of ownership and changes in ownership with the SEC and furnish copies of such reports to the Company. Based solely on a review of the copies of such forms furnished to the Company during the three months ended December 31, 2002, or written representations that no other reports were required, the Company believes that all persons who are required to comply with the Section 16(a) filing requirements during the three months ended December 31, 2002 with respect to the Common Stock have complied with such filing requirements on a timely basis.

Item 11.    Executive Compensation

Executive Compensation

        The following table sets forth, for the three fiscal years ended September 30, 2002 and for the three months ended December 31, 2002, the compensation paid by the Company to the Company's Chief Executive Officer and the Company's four next most highly compensated executive officers serving at December 31, 2002 (collectively, the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Period	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS(#)(1)	LTIP Payouts	All Other Compensation(2)
Steven J. Shulman (7) Chief Executive Officer	12-02	$—	$—	$—		—	$—	$—
Daniel S. Messina (3) Chief Executive Officer and President	12-02 9-02 9-01 9-00	116,667 700,000 558,333 41,667	— — 70,000 —	— — — —	— — — —	— 50,000 150,000 300,000	— — — —	768,654 141,840 80,005 18,334
Henry T. Harbin M.D. Chairman of the Board	12-02 9-02 9-01 9-00	150,000 600,000 800,000 816,987	— — — 470,813	— — — —	— — — —	— 100,000 90,000 —	— — — —	103,000 159,195 150,403 —
Jay J. Levin (4) Executive Vice President and Chief Operating Officer	12-02 9-02 9-01 9-00	100,000 183,333 — —	— — — —	— — — —	— — — —	— 325,000 — —	— — — —	— 33,000 — —
Dennis P. Moody (5) Executive Vice President, Aetna Programs	12-02 9-02 9-01 9-00	82,500 330,000 321,642 278,231	— — — 114,514	— — — —	— — — —	— — 50,000 103,804	— — — —	500 41,122 41,550 27,373
Mark S. Demilio (6) Executive Vice President, Chief Financial Officer	12-02 9-02 9-01 9-00	105,417 324,375 310,333 255,917	25,000 — 50,000 30,000	— — — —	— — — —	— — 100,000 75,000	— — — —	— 38,000 41,330 30,220

(1)
Represents the number of stock options granted under the Company's stock option plans.

(2)
For the three months ended December 31, 2002, includes: (i) severance compensation to Mr. Messina totaling $778,491, and (ii) contributions to the Company's 401(k) plan of $500 for Mr. Moody. For fiscal year 2002, includes: (i) contributions to the Company's 401(k) plans of $5,340, $5,500, $4,822 and $5,500 for Mr. Messina, Dr. Harbin, Mr. Moody and Mr. Demilio, respectively and (ii) contributions by the Company deposited in trust pursuant to the Company's Supplemental Accumulation Plan ("SAP") of $136,500, $97,500, $33,000, $36,300 and $32,500 for Mr. Messina, Dr. Harbin, Mr. Levin, Mr. Moody and Mr. Demilio, respectively, for the calendar year 2002. For fiscal year 2001, includes: (i) contributions to the Company's 401(k) plans of $3,195, $5,005, $5,250 and $6,130 for Dr. Harbin, Mr. Messina, Mr. Moody and Mr. Demilio, respectively and (ii) contributions by the Company deposited in trust pursuant to the Company's SAP of $156,000, $75,000, $36,300 and $32,500 for Dr. Harbin, Mr. Messina, Mr. Moody and Mr. Demilio, respectively, for the calendar year 2001. For fiscal year 2000, includes: (i) contributions to the Company's 401(k) plans of $4,153, $4,369 and $2,720 for Dr. Harbin, Mr. Moody and Mr. Demilio, respectively and (ii) contributions by the Company deposited in trust pursuant to the Company's SAP of $146,250, $18,334, $23,004 and $27,500 for Dr. Harbin, Mr. Messina, Mr. Moody and Mr. Demilio, respectively, for the calendar year 2000.

(3)
Mr. Messina resigned as Chief Executive Officer as of November 30, 2002.

(4)
Mr. Levin joined the Company on April 8, 2002 as Executive Vice President and Chief Operating Officer and was named President and Chief Operating Officer on November 1, 2002. On January 8, 2003, Mr. Levin agreed to serve as President of the Company for a transitional period.

(5)
Mr. Moody became Executive Vice President, Aetna Programs in February 2003.

(6)
Mr. Demilio became Executive Vice President, Chief Financial Officer on October 1, 2001.

(7)
Mr. Shulman, who became Chief Executive Officer in December 2002, is compensated by HPI, which in turn is paid by the Company via a consulting agreement. See further discussion of the HPI consulting agreement above under "—Executive Officers of the Registrant".

Option Grants in Fiscal 2002 and During the Three Months Ended December 31, 2002

        The following table sets forth information with respect to grants of options to the Named Executive Officers during fiscal year 2002 and the potential realizable value of such options on September 30, 2002. No options were granted during the three months ended December 31, 2002.

Individual Grants

							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
	Number of Securities Underlying Options/SARs Granted (#)		Percentage of Total Options Granted to Employees in Fiscal 2002 (%)
Name				Exercise of Base Price Per Share ($)	Expiration Date
							5%	10%
Steven J. Shulman	0
Henry T. Harbin, M.D.	0
Daniel S. Messina	50,000	(2)	8.8	11.375	10/1/11	(3)	357,684	906,441
Jay J. Levin	325,000	(2)	57.0	5.59	4/8/12		1,142,544	2,895,432
Dennis P. Moody	0
Mark S. Demilio	0

(1)
The Company is required by the Securities and Exchange Commission to use a 5.0% and 10.0% assumed rate of appreciation over the ten-year option term. This does not represent the Company's estimate or projection of the future Common Stock price. If the Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(2)
Options become exercisable over three years at the rate of 33 1/3% per year.

(3)
Under the terms of the severance agreement with Mr. Messina, 33,333 of these options expired on November 30, 2002, and the remaining 16,667 options expired on May 30, 2003.

Aggregated Option/SAR Exercises in Fiscal 2002 and During the Three Months Ended December 31, 2002, and Option/SAR Values at December 31, 2002

        No Named Executive Officer exercised any options during the fiscal year 2002 or during the three months ended December 31, 2002. The following table sets forth the number and value of options held on December 31, 2002. No options held by any Named Executive Officer were "In-the-Money Options" as of December 31, 2002.

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2002		Value of Unexercised In-the-Money Options/SARs at December 31, 2002 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Shulman	0	0	0	0	0	0
Henry T. Harbin, M.D.	0	0	486,134	153,866	0	0
Daniel S. Messina	0	0	333,335	0	0	0
Jay J. Levin.	0	0	0	325,000	0	0
Dennis P. Moody	0	0	175,322	33,332	0	0
Mark S. Demilio	0	0	165,002	39,998	0	0

(1)
The closing price for the Common Stock as reported on December 31, 2002 was $0.16.

Compensation of Directors

        Each non-employee director receives a monthly retainer of $2,000 and a fee of $2,000 for each Board meeting attended in person and $1,000 for each Board meeting attended via telephone. Through December 31, 2002, Dr. Harbin and Mr. Messina, as employees of the Company, received no additional compensation for serving as directors. Effective January 1, 2003, Mr. Messina has been eligible to receive the compensation provided to the other non-management directors.

Employment Agreements

        Steven J. Shulman and René Lerer, M.D.    The Company entered into a consulting agreement with HPI, a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D., on December 4, 2002, as described above.

        Daniel S. Messina.    The Company has a Severance Agreement, effective December 1, 2002, with Mr. Messina. The Agreement provided for a lump sum severance payment equal to thirteen months of Mr. Messina's annual salary and all accrued and unused Paid Time Off, which the Company has paid. In addition, the Company agreed to reimburse Mr. Messina for the cost of leasing an apartment for two months and moving expenses up to a maximum of $5,000. The Agreement provided that any stock option or other stock-based compensation plan would be governed by the terms of such plans; and accordingly, under such plans, Mr. Messina forfeited 166,665 options effective at termination.

        Henry T. Harbin, M.D.    The Company has an Employment Agreement with Dr. Harbin effective October 1, 2002 and ending, unless terminated earlier in accordance with the provisions of the Agreement, on March 17, 2004. Through July 31, 2003, Dr. Harbin's base salary was $600,000. Effective August 1, 2003, Dr. Harbin elected to reduce his duties from Executive Chairman of the Board to Chairman of the Board, pursuant to terms in Section 4(a) of the Agreement. As a result of Dr. Harbin's election, his salary has been reduced to $400,000 per year. The Agreement provides for bonuses and benefits commensurate with the most senior salaried officers of the Company. The Agreement provides that if Dr. Harbin remains employed by the Company (either as Executive Chairman or as Chairman of the Board only) through March 17, 2004, all stock options granted to Dr. Harbin under the Company's Stock Option Plan that have not vested as of such date shall immediately vest on such date. If the Agreement is terminated for any reason prior to March 17, 2004, no immediate vesting of Dr. Harbin's options shall occur pursuant to the Agreement, and vesting and all other terms and conditions for any options shall be governed by any applicable stock option agreements. The Agreement also provides for severance payments to Dr. Harbin upon termination by the Company (including certain constructive termination events, such as a substantial change in Dr. Harbin's duties, but not including termination for cause), upon Dr. Harbin's resignation under certain circumstances, or after a change in control (as defined in the Agreement) through March 17, 2004. The severance compensation would include base salary for the defined period, and the portion(s) of any bonus or incentive compensation accrued through the date of termination. In addition, if Dr. Harbin resigns or is terminated following a change of control, Dr. Harbin will receive a "gross-up" payment intended to compensate Dr. Harbin if certain excise taxes would be imposed in such case.

        Jay J. Levin.    The Company has an Employment Agreement with Mr. Levin for an initial two-year term beginning April 8, 2002, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the agreement. Mr. Levin's current base salary is $400,000. The Agreement provides for bonuses and benefits commensurate with Mr. Levin's position. The Agreement also provides severance payments upon termination by the Company without cause (including an election by the Company to not renew the Agreement), or resignation by Mr. Levin after a change of control (as defined in the Agreement). Upon any such termination, Mr. Levin would receive a lump sum cash amount equal to two times Mr. Levin's then current annual base salary, but not less than Eight Hundred Thousand Dollars ($800,000), plus any accrued Paid Time Off, declared but unpaid bonuses and un-reimbursed expenses. On January 8, 2003, Mr. Levin agreed to serve as President of the Company for a transitional period.

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

        Mark S. Demilio.    The Company has an Employment Agreement with Mr. Demilio for a two-year term effective October 1, 2002, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the Agreement. Mr. Demilio's current base salary is $400,000. The Agreement provides for bonuses and benefits commensurate with Mr. Demilio's position. The Agreement also provides for severance payments upon termination by the Company without cause (including an election by the Company to not renew the Agreement), termination by Mr. Demilio for "good reason", or resignation by Mr. Demilio after a change of control. Upon any such termination, Mr. Demilio would receive base salary for two years, plus any accrued Paid Time Off, declared but unpaid bonuses and un-reimbursed expenses.

        Megan M. Arthur.    The Company has an Employment Agreement with Ms. Arthur for a one-year term effective August 1, 2002, with automatic renewals for additional one-year terms, unless either party gives notice of its intent not to renew the Agreement. Ms. Arthur's current position is Executive Vice President, General Counsel. Ms. Arthur's current base salary is $260,000. The Agreement provides for bonuses and benefits commensurate with Ms. Arthur's position. The Agreement also provides for severance payments upon termination by the Company without cause or resignation by Ms. Arthur after a change of control. Upon any such termination, Ms. Arthur would receive base salary for one year, plus any accrued Paid Time Off, declared but unpaid bonuses and un-reimbursed expenses.

Benefit Plans

        Annual Incentive Plan.    In fiscal year 2002, executive officers were eligible for participation in the Short-Term Incentive Plan ("STIP"), which was designed to award officers (and other employees) for meeting or exceeding specific financial targets approved by the Compensation Committee for fiscal year 2002. The Target Bonus Award levels range from 50.0% to 60.0% of base salary with a maximum bonus of 75.0% to 100.0% of base salary. Incentive Awards are funded based on meeting or exceeding threshold goals and are awarded based on corporate and individual performance. Based on the financial results attained for fiscal year 2002, the STIP was not funded and therefore no bonuses were paid under this plan. There was no short-term incentive plan for the three months ended December 31, 2002.

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

        Executive Benefits Plan.    With the assistance of a compensation consultant, an executive benefits plan was developed for executive officers. The program, called the Magellan Health Services, Inc. Supplemental Accumulation Plan (the "SAP"), was approved by the Compensation Committee for plan year 2000. The SAP, a calendar year based plan, is funded through a fixed component that has been structured to provide an incentive for executive officers to remain with the Company. It may also be funded by the executive officers through voluntary deferrals of base and/or incentive compensation. Annually, the Compensation Committee approves the fixed percentage contribution for the Executive Officers. For calendar 2002, the Chief Executive Officer was eligible for a Company contribution of 19.5% of base salary, the Chairman of the Board was eligible for a Company contribution of 19.5% of base salary and the other executive officers were eligible for a Company contribution of 11.0% of base salary. Both Company and voluntary contributions are paid to a trust and invested in one or more mutual funds selected by the respective executive officer.

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

        Key Employee Retention Plan.    Subsequent to the Commencement Date, the Board of Directors adopted and the Bankruptcy Court approved the Key Employee Retention Plan ("KERP"). The purpose of KERP is to provide supplemental compensation to certain employees, including certain executive members of management, in order to retain such employees through the Company's financial restructuring process. KERP does not include individuals retained by the Company pursuant to the consulting agreement with HPI. KERP supplemental compensation awards range up to 50.0% of base salary and will be paid 33 percent on July 31, 2003, and the remainder 45 days after consummation of the plan of reorganization.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee, at December 31, 2002 and as of the date hereof, consists of Messrs. McManis and Williams, each a non-employee director. Mr. Williams is affiliated with Texas Pacific Group, which has engaged in certain transactions with the Company (see "Certain Relationships and Related Transactions"). Neither Mr. McManis nor Mr. Williams has engaged in related party transactions with the Company.

        None of the Company's executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serves on the Company's Board or on the Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

        The following table sets forth information concerning the beneficial ownership of Common Stock by: (i) directors, (ii) Named Executive Officers and (iii) directors and executive officers as a group, as of July 31, 2003.

Name	Number of Shares Beneficially Owned (1)	Options Exercisable Within 60 Days (2)	Percent of Outstanding Shares (3)
Henry T. Harbin, M.D.	32,000	563,068	1.4%
Steven J. Shulman.	0	0
René Lerer, M.D	0	0
Daniel S. Messina	14,000	0	*
David Bonderman (6)	—	22,750	*
Jonathan J. Coslet (4)	6,300,053	22,750	15.2%
Andre C. Dimitriadis	2,500	34,000	*
Gerald L. McManis	6,500	34,000	*
Robert W. Miller	2,000	34,000	*
James B. Williams (4)	—	22,750	*
Jay J. Levin	0	108,334	*
Dennis P. Moody	14,000	191,988	*
Mark S. Demilio	10,000	171,668	*
All directors and executive officers as a group (16 persons) (5)	6,381,053	1,374,638	18.0%

*
Less than 1.0% of total outstanding.

(1)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by the directors and executive officers.

(2)
Represents shares that can be acquired through stock option exercises on or prior to September 29, 2003.

(3)
Based on an aggregate of 35,138,686 shares of Common Stock issued and outstanding as of July 31, 2003 plus 6,300,053 shares of Common Stock which TPG Magellan LLC has the right to vote, on an "as converted" basis, as a single class with the holders of the Common Stock. Assumes that all options exercisable within 60 days after July 31, 2003 owned by the person are exercised and that none of the options owned by other persons are exercised.

(4)
Includes for Mr. Coslet and excludes Mr. Williams as "shares beneficially owned" the 6,300,053 shares of Common Stock that TPG Magellan LLC has the right to acquire upon conversion of 59,063 shares of Series A Preferred Stock.

(5)
Includes as "shares beneficially owned" 6,300,053 shares of Common Stock that TPG Magellan LLC has the right to acquire upon conversion of 59,063 shares of Series A Preferred Stock.

(6)
Mr. Bonderman resigned from the Board on March 14, 2003.

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information as of July 31, 2003 (except as otherwise noted) with respect to any person known by the Company to be the beneficial owner of more than 5.0% of the outstanding Common Stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
TPG Advisors II (2) 201 Main Street Suite 2420 Fort Worth, TX 76102	6,300,053	15.2%

(1)
The information regarding the beneficial ownership of Common Stock by such individual or entity is included herein in reliance on its report filed with the United States Securities and Exchange Commission (the "SEC"), except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such person or entity in such report and 35,138,686 shares of Common Stock issued and outstanding as of July 31, 2003, plus 6,300,053 shares of Common Stock that TPG has a right to vote, on a converted basis from its shares of Series A Preferred Stock, as a single class with holders of Common Stock.

(2)
Includes 6,300,053 shares that TPG Magellan LLC has the right to acquire upon conversion of 59,063 shares of Series A Preferred Stock. Information concerning beneficial ownership of securities is based upon an Amendment No. 3 to Schedule 13D filed by TPG Advisors II on February 22, 2000.

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2002 with respect to the Equity Compensation Plans of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,030,760	5.10	1,859,236
Equity compensation plans not approved by security holders	0		0

Total	4,030,760	5.10	1,859,236

Item 13.    Certain Relationships and Related Transactions

        David Bonderman (a former Board member), Jonathan J. Coslet and James B. Williams, who became directors on December 15, 1999, are affiliated with Texas Pacific Group ("TPG"). Mr. Bonderman resigned from the Board effective March 14, 2003. On December 15, 1999, TPG purchased from the Company 59,063 shares of Series A Preferred Stock for $59,063,000 in cash. The Company paid TPG a placement fee of $1,625,000 in connection with such issuance of Series A Preferred Stock. On February 29, 2000, Magellan Specialty Health, Inc., a subsidiary of the Company, purchased the outstanding stock of Vivra Inc. ("Vivra"). The initial purchase price of Vivra was $10.25 million, and additional consideration of $10.0 million may be payable based upon future results. Approximately 30.0% of the voting interest in Vivra was owned by TPG at the time of the Company's acquisition. Messrs. Bonderman, Coslet and Williams did not participate in the Board's approval of the Vivra acquisition.

        See discussion of the Company's consulting agreement with HPI above in "Item 10. Directors and Executive Officers of the Registrant."

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

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)
Documents furnished as part of the Report:

1.
Financial Statements

    Information with respect to this item is contained on Pages F-1 to F-61 of this Transition Report on Form 10-K.

  2.
  Financial Statement Schedule

    Information with respect to this item is contained on page S-1 of this Transition Report on Form 10-K.

  3.
  Exhibits

Exhibit No.	Description of Exhibit
2(a)	Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
2(b)	First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
2(c)	Asset Purchase Agreement, dated October 16, 1997, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D., which was filed as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
2(d)	First Amendment to Asset Purchase Agreement, dated December 5, 1997, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.

2(e)	Second Amendment to Asset Purchase Agreement, dated November 18, 1998, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(m) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and is incorporated herein by reference.
2(f)	Third Amendment to Asset Purchase agreement, dated December 31, 1998, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, and is incorporated herein by reference.
2(g)	Agreement and Plan of Merger, dated October 24, 1997, among the Company; Merit Behavioral Care Corporation; and MBC Merger Corporation, which was filed as Exhibit 2(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
2(h)	Share Purchase Agreement, dated April 2, 1999, by and among the Company; Charter Medical International; S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2(i)	Stock Purchase Agreement, dated April 2, 1999, by and among the Company; Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and Grodrunden 515 AB (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2(j)	First Amendment to Share Purchase Agreement, dated April 8, 1999, by and among the Company; Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2(k)	First Amendment to Stock Purchase Agreement, dated April 8, 1999, among the Company; Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2(l)	Letter Agreement dated August 10, 1999 by and among the Company; Charter Behavioral Health Systems, LLC; Crescent Real Estate Equities Limited Partnership; and Crescent Operating, Inc., which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on September 24, 1999, and is incorporated herein by reference.
2(m)	Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 99.1 to the Company's current report on Form 8-K, which was filed on July 29, 2003, and is incorporated herein by reference.
2(n)	Disclosure Statement for the Debtors' Second Amended Joint Plan of Reorganization, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed on July 29, 2003, and is incorporated herein by reference.

3(a)	Restated Certificate of Incorporation of the Company, as filed in Delaware on October 16, 1992, which was filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, and is incorporated herein by reference.
3(b)	Bylaws of the Company, which were filed as Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended September 30, 1999 and are incorporated herein by reference.
3(c)	Certificate of Ownership and Merger merging Magellan Health Services, Inc. (a Delaware corporation) into Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
4(a)	Stock and Warrant Purchase Agreement, dated December 22, 1995, between the Company and Richard E. Rainwater, which was filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, and is incorporated herein by reference.
4(b)	Amendment No. 1 to Stock and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Rainwater-Magellan Holdings, L.P., which was filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3 dated February 26, 1996, and is incorporated herein by reference.
4(c)	Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership which was filed as Exhibit 4(a) to the Company's current report on Form 8-K, which was filed on April 23, 1997, and is incorporated herein by reference.
4(d)	Amendment No. 1, dated June 17, 1997, to the Warrant Purchase Agreement, dated January 29, 1997, between the Company and Crescent Real Estate Equities Limited Partnership, which was filed as Exhibit 4 (b) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.
4(e)	Indenture, dated as of February 12, 1998, between the Company and Marine Midland Bank, as trustee, relating to the 9.0% Senior Subordinated Notes due February 15, 2008 of the Company, which was filed as Exhibit 4(a) to the Company's current report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
4(f)	Purchase Agreement, dated February 5, 1998, between the Company and Chase Securities Inc., which was filed as Exhibit 4(b) to the Company's current report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
4(g)	Exchange and Registration Rights Agreement, dated February 12, 1998, between the Company and Chase Securities Inc., which was filed as Exhibit 4(c) to the Company's current report on Form 8-K, which was filed on April 3, 1998, and is incorporated herein by reference.
4(h)	Credit Agreement, dated February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(d) to the Company's current report on Form 8-K, which was filed April 3, 1998, and is incorporated herein by reference.
4(i)	Amendment No. 1, dated as of September 30, 1998, to the Credit Agreement, dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and The Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(e) to the Company's Registration Statement Form S-4 (no. 333-49335), which was filed on October 5, 1998, and is incorporated herein by reference.

4(j)	Amendment No. 2, dated as of April 30, 1999, to the Credit Agreement dated as of February 12, 1998, among the Company certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and is incorporated herein by reference.
4(k)	Amendment No. 3, dated as of July 29, 1999, to the Credit Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and is incorporated herein by reference.
4(l)	Amendment No. 4, dated as of September 8, 1999, to the Credit Agreement dated as of February 12, 1998, among the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and is incorporated herein by reference.
4(m)	Amendment No. 5, dated as of January 12, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, and is incorporated herein by reference.
4(n)	Registration Rights Agreement, dated as of July 19, 1999, between the Company and TPG Magellan LLC, filed as Exhibit 4.2 to the Company's current report on Form 8-K, which was filed on July 21, 1999, and is incorporated herein by reference.
4(o)	Amended and Restated Investment Agreement, dated December 14, 1999, between the Company and TPG Magellan LLC together with the following exhibits: (i) form of Certificate of Designations of Series A Cumulative Convertible Preferred Stock; (ii) form of Certificate of Designation of Series B Cumulative Convertible Preferred Stock and (iii) form of Certificate of Designations of Series C Junior Participating Preferred Stock, which was filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and is incorporated herein by reference.
4(p)	Amendment No. 1 to Registration Rights Agreement, dated as of October 15, 1999, between the Company and TPG Magellan LLC, which was filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, and is incorporated herein by reference.
4(q)	Amendment No. 6, dated as of August 10, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and is incorporated herein by reference.
4(r)	Amendment No. 7, dated as of September 19, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, and is incorporated herein by reference.
4(s)	Amendment No. 8, dated as of November 21, 2000, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, and is incorporated herein by reference.

4(t)	Amendment No. 9, dated as of April 25, 2001, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(o) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
4(u)	Indenture, dated as of May 31, 2001, between and among the Company and HSBC Bank USA, as Trustee, relating to the 9 3/8% Senior Notes due November 15, 2007 of the Company, which was filed as Exhibit 4(p) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
4(v)	Certificate of Designations of Series A Cumulative Preferred Stock of Magellan Health Services, Inc., which was filed as Exhibit (4q) to the Company's Registration Statement on Form S-3A (No. 333-64178) , which was filed on September 28, 2001, and is hereby incorporated herein by reference.
4(w)	Form of Series A Junior Subordinated Convertible Debenture Indenture and Series A Junior Subordinated Convertible Debenture, which was filed as Exhibit 4(i) to the Company's Registration Statement on Form S-3A (No. 333-64178), which was filed on September 28, 2001, and is hereby incorporated herein by reference.
4(x)	Amendment No. 10, dated December 26, 2001, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and the Chase Manhattan Bank, as administrative agent, which was filed as Exhibit 4(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001, and is incorporated herein by reference.
4(y)	Waiver and Agreement, dated as of October 25, 2002 to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and JP MorganChase Bank, as administrative agent, which was filed as Exhibit 99 to the Company's current report on Form 8-K which was filed on December 6, 2002, and is incorporated herein by reference.
4(z)	Amendment No. 11 and Waiver, dated January 1, 2003, to the Credit Agreement dated as of February 12, 1998, among the Company, certain of the Company's subsidiaries listed therein and JP MorganChase Bank, as administrative agent, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K which was filed on January 6, 2003, and is incorporated herein by reference.
*10(a)	1992 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
*10(b)	1992 Directors' Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
*10(c)	1994 Stock Option Plan of the Company, as amended, which was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.
*10(d)	Directors' Unit Award Plan of the Company, which was filed as Exhibit 10(i) to the Company's Registration Statement on Form S-4 (No. 33-53701) filed May 18, 1994, and is incorporated herein by reference.
*10(e)	1996 Stock Option Plan of the Company, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and is incorporated herein by reference.

*10(f)	1996 Directors' Stock Option Plan of the Company, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and is incorporated herein by reference.
*10(g)	1997 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and is incorporated herein by reference.
*10(h)	Amendment to the Company's 1992 Directors' Stock Option Plan, which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(i)	Amendment to the Company's 1996 Directors Stock Option Plan, which was filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(j)	Amendment to the Company's 1994 Stock Option Plan, which was filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(k)	Amendment to the Company's 1996 Stock Option Plan, which was filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(l)	Amendment to the Company's 1997 Stock Option Plan, which was filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(m)	Amended 1998 Stock Option Plan of the Company, which was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(n)	Third Amendment to the Company's 1998 Stock Option Plan, which was filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(o)	Written description of the Green Spring Health Services, Inc. Annual Incentive Plan for the period ended September 30, 1998, which was filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, and is incorporated herein by reference.
*10(p)	Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(q)	Magellan Behavioral Health Short-Term Incentive Plan for the fiscal year ended September 30, 1999, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(r)	Letter Agreement, dated March 2, 1999, between the Company and Clifford W. Donnelly, Executive Vice President of the Company, which was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and is incorporated herein by reference.
*10(s)	Letter Agreement, dated June 4, 1999, between the Company and Mark S. Demilio, Executive Vice President of the Company, which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and is incorporated herein by reference.
10(t)	Warrant Purchase Agreement, dated June 16, 1997, between the Company and Crescent Operating, Inc., which was filed as Exhibit 99(g) to the Company's current report on Form 8-K, which was filed on June 30, 1997, and is incorporated herein by reference.

*10(u)	1998 Stock Option Plan of the Company which was filed as Exhibit 10(ay) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
*10(v)	Employment Agreement, dated December 9, 1998, between Magellan Behavioral Health, Inc. and John Wider, President and Chief Operating Officer of Magellan Behavioral Health, Inc., which was filed as Exhibit 10 to the Company's Form 10-Q for the quarterly period ended December 31, 1998, and is incorporated herein by reference.
*10(w)	Employment Agreement, dated February 11, 1999, between the Company and Clarissa C. Marques, Ph.D., Executive Vice President of the Company, which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
*10(x)	Employment Agreement, dated June 25, 1998, between the Company and Henry T. Harbin, M.D., President, Chief Executive Officer of the Company, which was filed as exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and is incorporated herein by reference.
10(y)	Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by the Company for all of its 11 1/4% Series A Senior Subordinated Notes due 2008, which was filed as Exhibit 10(ad) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
10(z)	Offer to Purchase and Consent Solicitation Statement, dated January 12, 1998, by Merit Behavioral Care Corporation for all of its 11 1/2% Senior Subordinated Notes due 2005, which was filed as Exhibit 10(ad) to the Company's Registration Statement on Form S-4, which was filed on April 3, 1998, and is incorporated herein by reference.
10(aa)	Agreement and Plan of Merger by and among Merit Behavioral Care Corporation; Merit Merger Corp.; and CMG Health, Inc. dated as of July 14, 1997, which was filed as Exhibit 10(ah) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, and is incorporated herein by reference.
10(ab)	Stock purchase Agreement, dated as of January 28, 2000, by and among Magellan Health Services, Inc.; Allied Specialty Care Services, Inc.; and Vivra Holdings, Inc., which was filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and is incorporated herein by reference.
10(ac)	Magellan Corporate Short-Term Incentive Plan for the fiscal year ended September 30, 2000, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and is incorporated herein by reference.
10(ad)	Magellan Behavioral Health Short-Term Incentive Plan for the fiscal year ended September 30, 2000, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and is incorporated herein by reference.
10(ae)	Magellan Health Services, Inc.—2000 Employee Stock Purchase Plan, which was filed as Exhibit 10(ae) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, and is incorporated herein by reference.
10(af)	Magellan Health Services, Inc.—2000 Long-Term Incentive Compensation Plan, which was filed as Exhibit 10(af) to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, and is incorporated herein by reference.
10(ag)	Share Purchase Agreement, dated December 4, 2000 among Green Spring Health Services of Canada Co.; Green Spring Canadian Holding, Inc.; Green Spring Health Services, Inc.; and Family Guidance Group, Inc., which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and is hereby incorporated herein by reference.

10(ah)	Stock Purchase Agreement, dated as of January 15, 2001, by and among National Mentor, Inc.; Magellan Public Network, Inc.; Magellan Health Services, Inc.; and National Mentor Holdings, Inc., which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and is hereby incorporated herein by reference.
*10(ai)	Employment Agreement, dated March 2, 2001 between the Company and Henry T. Harbin, M.D., Chairman of the Board, Chief Executive Officer and Director of the Company, which was filed as Exhibit 10(ag) to the Company's Registration Statement on Form S-4, which was filed on August 1, 2001, and is incorporated herein by reference.
*10(aj)	Employment Agreement dated June 18, 2001 between the Company and Daniel S. Messina, President, Chief Operating Officer and Director of the Company, which was filed as Exhibit 10(af) to the Company's Registration Statement on Form S-4, which was filed on August 1, 2001, and is incorporated herein by reference.
*10(ak)	Employment Agreement, dated October 1, 2002 between the Company and Henry T. Harbin, M.D., Chairman of the Board of the Company, which was filed as Exhibit 10(ak) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10(am)	Employment Agreement, dated April 15, 2002 between the Company and Jay J. Levin, Executive Vice President and Chief Operating Officer of the Company, which was filed as Exhibit 10(am) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
10(an)	Amendment No. 1 to the Magellan Health Services, Inc.—2000 Long-Term Incentive Compensation Plan, which was filed as Exhibit 10(an) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
10(ao)	Amendment No. 2 to the Magellan Health Services, Inc.—2000 Long-Term Incentive Compensation Plan, which was filed as Exhibit 10(ao) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
10(ap)	Amendment No. 1 to the Magellan Health Services, Inc.—2000 Employee Stock Purchase Plan, which was filed as Exhibit 10(ap) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10(aq)	Amendment No. 1 to employment agreement dated June 18, 2001 between the Company and Daniel S. Messina, President, Chief Executive Officer and Director of the Company, which was filed as Exhibit 10(aq) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10(ar)	Severance Agreement, dated October 31, 2002 between the Company and Daniel S. Messina, Director of the Company, which was filed as Exhibit 10(ar) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10(as)	Employment Agreement, dated October 14, 2002 between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, which was filed as Exhibit 10(as) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10(at)	Employment Agreement, dated October 1, 2002 between the Company and Megan M. Arthur, Executive Vice President and General Counsel of the Company, which was filed as Exhibit 10(at) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.

*10(au)	Engagement Letter, dated December 3, 2002, between and among the Company; Healthcare Partners, Inc.; Steven J. Shulman, Chief Executive Officer of the Company; and Dr. Rene Lerer, which was filed as Exhibit 10(au) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
10(av)	Second Amendment to the Aetna Master Services Agreement, dated as of March 11, 2003 which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 12, 2003, and is incorporated herein by reference.
*#10(aw)	Key Employee Retention Program for the year ended December 31, 2003.
16	Letter regarding change in the Company's certifying accountant dated May 24, 2002, which was filed as Exhibit 16 to the Company's current report on Form 8-K, which was filed on May 24, 2002, and is incorporated herein by reference.
#21	List of subsidiaries of the Company.
#23(a)	Consent of Ernst & Young LLP.
#23(b)	Consent of Ernst & Young LLP.
†32.1	Certification of Chief Executive Officer required by 18 U.S.C Section 1350.
†32.2	Certification of Chief Financial Officer required by 18 U.S.C Section 1350.

* Constitutes a management contract or compensatory plan arrangement.

# Filed herewith.

† Furnished herewith.

        (b) Reports on Form 8-K:

Date of Report	Item Reported and Description	Financial Statements as Filed
October 25, 2002	Waiver and Agreement dated as of October 25, 2002 to the Magellan Credit Agreement dated as of February 12, 1998, as amended	no
December 4, 2002	Registrant's press release dated December 4, 2002	no
December 31, 2002	Registrant's press release dated December 31, 2002. Amendment No. 11 and Waiver dated as of January 1, 2003, to the Magellan Credit Agreement dated as of February 12, 1998, as amended	no

        (c) Exhibits Required by Item 601 of Regulation S-K:

  Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

        (d) Financial statements and schedules required by Regulation S-X Item 14(d):

  (1)
  Separate financial statements of subsidiaries not consolidated and 50.0% or less owned persons appear beginning on page F-62.

  (2)
  Not applicable.

  (3)
  Information with respect to this item is contained on page S-1 of this Transition Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: August 12, 2003	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: August 12, 2003	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ STEVEN J. SHULMAN Steven J. Shulman	Chief Executive Officer	August 12, 2003
/s/ HENRY T. HARBIN Henry T. Harbin	Chairman of the Board of Directors	August 12, 2003
/s/ DANIEL S. MESSINA Daniel S. Messina	Director	August 12, 2003
/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director	August 12, 2003
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Director	August 12, 2003
/s/ GERALD L. MCMANIS Gerald L. McManis	Director	August 12, 2003
/s/ ROBERT W. MILLER Robert W. Miller	Director	August 12, 2003
James B. Williams	Director	August 12, 2003

CERTIFICATIONS

I, Steven J. Shulman, certify that:

1.
I have reviewed this transition report on Form 10-K of Magellan Health Services, Inc.;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c)
Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

/s/ STEVEN J. SHULMAN Name: Steven J. Shulman Title: Chief Executive Officer

CERTIFICATIONS

I, Mark S. Demilio, certify that:

1.
I have reviewed this transition report on Form 10-K of Magellan Health Services, Inc.;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c)
Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

/s/ MARK S. DEMILIO Name: Mark S. Demilio Title: Chief Financial Officer

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

        The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

Page(s)
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Reports of independent auditors	F-2, F-4
Consolidated balance sheets as of September 30, 2001 and 2002 and as of December 31, 2002	F-5
Consolidated statements of operations for the fiscal years ended September 30, 2000, 2001 and 2002, and the three-month transition period ended December 31, 2002	F-6
Consolidated statements of changes in stockholders' equity (deficit) for the fiscal years ended September 30, 2000, 2001 and 2002, and the three-month transition period ended December 31, 2002	F-7
Consolidated statements of cash flows for the fiscal years ended September 30, 2000, 2001 and 2002, and the three-month transition period ended December 31, 2002	F-8
Notes to consolidated financial statements	F-9
The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:
Schedule II—Valuation and qualifying accounts	S-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted. The following financial statements of unconsolidated subsidiaries of the registrant are submitted herewith in response to Item 14(d)(1):

Choice Behavioral Health Partnership

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries as of September 30, 2002 and December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 2002 and the three months ended December 31, 2002. Our audits also included the financial statement schedule for the year ended September 30, 2002 and the three months ended December 31, 2002 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits. The financial statements and schedule of Magellan Health Services, Inc. for the years ended September 30, 2000 and 2001 were audited by other auditors, who have ceased operations, and whose report dated December 6, 2001 (except with respect to the matters discussed in Note 14, as to which the date was December 27, 2001), expressed an unqualified opinion on those statements, before the restatement adjustments described in Note 2.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Health Services, Inc. and subsidiaries at September 30, 2002 and December 31, 2002, and the consolidated results of their operations and their cash flows for the year and the three months then ended, respectively, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2002 and the three months ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming that Magellan Health Services, Inc. will continue as a going concern. As more fully described in Note 1, the Company has violated certain financial covenants on its debt obligations and is facing pending liquidity shortfalls. In addition, the Company has filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 1, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company changing the method in which it accounts for goodwill.

        As discussed above, the consolidated financial statements of Magellan Health Services, Inc. as of September 30, 2000 and 2001, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill

and Other Intangible Assets," which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note 2 with respect to 2000 and 2001 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss), representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 and 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 consolidated financial statements of Magellan Health Services, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Baltimore, Maryland
August 1, 2003

        The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended September 30, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to the Company's fiscal 2002 and December 31, 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year. The Andersen report reflected below is dual dated with a reference to Note 14 from the fiscal 2001 Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Magellan Health Services, Inc.:

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

/s/ Arthur Andersen LLP

Baltimore, Maryland
December 6, 2001,
Except with respect to the matters discussed in Note 14, as to which the date is
December 27, 2001

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,
			December 31, 2002
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$28,216	$46,013	$62,488
Accounts receivable, less allowance for doubtful accounts of $6,357 at September 30, 2001, $3,056 at September 30, 2002 and $3,749 at December 31, 2002	103,642	95,124	81,228
Restricted cash, investments and deposits	122,448	124,740	127,318
Refundable income taxes	1,741	2,095	1,966
Other current assets	17,964	15,758	13,131

Total Current Assets	274,011	283,730	286,131
Property and equipment, net	94,322	86,773	85,659
Deferred income taxes, net	81,558	—	—
Investments in unconsolidated subsidiaries	10,899	13,220	12,183
Other long-term assets	53,522	44,398	43,840
Goodwill	1,033,329	502,334	502,334
Intangible assets, net	119,064	73,625	68,770

	$1,666,705	$1,004,080	$998,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$23,765	$19,178	$15,897
Accrued liabilities	193,243	233,813	217,837
Medical claims payable	209,214	201,763	205,331
Debt in default and current maturities of capital lease obligations	4,063	1,039,658	1,038,934

Total Current Liabilities	430,285	1,494,412	1,477,999

Long-term capital lease obligations	1,002,293	9,696	9,224

Deferred credits and other long-term liabilities	8,694	2,311	2,290

Minority interest	563	641	683

Commitments and Contingencies
Redeemable preferred stock	62,682	67,692	69,043

Stockholders' Equity (Deficit):
Preferred stock, without par value
Authorized—9,793 shares at September 30, 2001, September 30, 2002 and December 31, 2002 Issued and outstanding—none	—	—	—
Common stock, par value $.25 per share Authorized—80,000 shares Issued 36,953 shares and outstanding 34,664 shares at September 30, 2001 and issued 37,428 shares and outstanding 35,139 shares at both September 30, 2002 and December 31, 2002	9,238	9,356	9,356
Other Stockholders' Equity (Deficit):
Additional paid-in capital	358,273	354,097	352,718
Accumulated deficit	(185,803)	(914,866)	(903,137)
Warrants outstanding	25,050	25,050	25,050
Common stock in treasury, 2,289 shares at all periods shown	(44,309)	(44,309)	(44,309)
Cumulative foreign currency adjustments included in other comprehensive income	(261)	—	—

Total Stockholders' Equity (Deficit)	162,188	(570,672)	(560,322)

	$1,666,705	$1,004,080	$998,917

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Net revenue	$1,640,933	$1,755,512	$1,753,058	$444,842	$445,890

Costs and expenses:
Salaries, cost of care and other operating expenses	1,442,082	1,557,042	1,585,314	395,093	391,433
Equity in earnings of unconsolidated subsidiaries	(9,792)	(36,566)	(13,006)	(3,177)	(2,138)
Depreciation and amortization	68,261	68,294	47,558	11,190	14,380
Interest, net	97,286	100,302	92,231	22,409	24,323
Goodwill impairment charges	—	—	415,880	—	—
Special charges	25,398	3,340	15,729	4,485	3,907

	1,623,235	1,692,412	2,143,706	430,000	431,905

Income (loss) from continuing operations before income taxes and minority interest	17,698	63,100	(390,648)	14,842	13,985
Provision for income taxes	8,994	33,732	151,609	6,086	3,129

Income (loss) from continuing operations before minority interest	8,704	29,368	(542,257)	8,756	10,856
Minority interest	114	78	47	16	27

Income (loss) from continuing operations	8,590	29,290	(542,304)	8,740	10,829

Discontinued operations:
Income (loss) from discontinued operations (1)	(56,736)	4,624	4,894	158	803
Income (loss) on disposal of discontinued operations (2)	(17,662)	(9,359)	(92)	820	97

	(74,398)	(4,735)	4,802	978	900

Income (loss) before cumulative effect of change in accounting principle	(65,808)	24,555	(537,502)	9,718	11,729
Cumulative effect of change in accounting principle, net of income tax benefit of $16,249 in fiscal 2002 (Note 2)	—	—	(191,561)	(191,561)	—

Net income (loss)	(65,808)	24,555	(729,063)	(181,843)	11,729
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	3,802	5,049	5,197	1,218	1,379

Income (loss) available to common stockholders	(69,610)	19,506	(734,260)	(183,061)	10,350
Other comprehensive loss	(102)	(68)	—	—	—

Comprehensive income (loss)	$(69,712)	$19,438	$(734,260)	$(183,061)	$10,350

Weighted average number of common shares outstanding — basic	32,144	33,448	34,854	34,670	35,139

Weighted average number of common shares outstanding—diluted	32,386	34,935	34,854	42,075	41,439

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.15	$0.72	$(15.71)	$0.22	$0.27

Income (loss) from discontinued operations	(2.32)	(0.14)	0.14	0.03	0.02

Cumulative effect of change in accounting principle	—	—	(5.50)	(5.53)	—

Net income (loss)	$(2.17)	$0.58	$(21.07)	$(5.28)	$0.29

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.15	$0.69	$(15.71)	$0.21	$0.26

Income (loss) from discontinued operations	(2.30)	(0.13)	0.14	0.02	0.02

Cumulative effect of change in accounting principle	—	—	(5.50)	(4.55)	—

Net income (loss)	$(2.15)	$0.56	$(21.07)	$(4.32)	$0.28

(1)
Net of income tax provision (benefit) of $(27,577), $2,921 and $2,635 for fiscal 2000, 2001 and 2002, respectively, and $82 and $433 for the three months ended December 31, 2001 and 2002, respectively.

(2)
Net of income tax provision (benefit) of $(9,224), $10,781 and $(49) for fiscal 2000, 2001 and 2002, respectively, and $442 and $52 for the three months ended December 31, 2001 and 2002, respectively.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Fiscal Year Ended September 30,			Three Months Ended December 31, 2002
	2000	2001	2002
Common Stock:
Balance, beginning of period	$8,566	$8,733	$9,238	$9,356
Exercise of options and warrants	167	505	118	—

Balance, end of period	8,733	9,238	9,356	9,356

Additional paid-in capital:
Balance, beginning of period	352,030	349,541	358,273	354,097
Stock option expense	—	636	—	—
Exercise of options and warrants	1,313	7,980	1,185	—
Tax benefit on exercise of stock options	—	4,799	—	—
Preferred dividend requirement and amortization of redeemable preferred stock issuance cost	(3,802)	(5,049)	(5,197)	(1,379)
Other	—	366	(164)	—

Balance, end of period	349,541	358,273	354,097	352,718

Accumulated deficit:
Balance, beginning of period	(144,550)	(210,358)	(185,803)	(914,866)
Net income (loss)	(65,808)	24,555	(729,063)	11,729

Balance, end of period	(210,358)	(185,803)	(914,866)	(903,137)

Warrants outstanding:
Balance, beginning and end of period	25,050	25,050	25,050	25,050

Common stock in treasury:
Balance, beginning and end of period	(44,309)	(44,309)	(44,309)	(44,309)

Cumulative foreign currency adjustments included in other comprehensive income:
Balance, beginning of period	(91)	(193)	(261)	—
Components of other comprehensive loss:
Unrealized foreign currency translation loss	(171)	(113)	—	—
Benefit from income taxes	(69)	(45)	—	—
Other	—	—	261	—

Other comprehensive income (loss)	(102)	(68)	—	—

Balance, end of period	(193)	(261)	—	—

Total Stockholders' Equity (Deficit)	$128,464	$162,188	$(570,672)	$(560,322)

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(65,808)	$24,555	$(729,063)	$(181,843)	$11,729

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of assets	(2,442)	1,918	(1,262)	(1,262)	—
Depreciation and amortization	79,244	70,277	47,558	11,190	14,380
Impairment of long-lived assets	91,015	—	—	—	—
Goodwill impairment charges	—	—	415,880	—	—
Cumulative effect of change in accounting principle	—	—	191,561	191,561	—
Equity in earnings of unconsolidated subsidiaries	(9,792)	(36,566)	(13,006)	(3,177)	(2,138)
Stock option expense	—	636	—	—	—
Non-cash interest expense	4,376	11,718	5,424	1,231	1,642
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	63,057	(6,881)	3,156	(572)	13,896
Restricted cash, investments and deposits	(899)	(4,725)	(2,291)	(8,861)	(2,578)
Distributions received from unconsolidated subsidiaries	14,324	38,353	10,685	2,828	3,175
Income taxes payable and deferred income taxes	(31,089)	45,042	153,731	6,760	129
Other assets	(8,246)	2,754	4,980	7,265	3,424
Accounts payable and accrued liabilities	(37,081)	(37,739)	(20,796)	4,817	(19,257)
Medical claims payable	19,767	(11,310)	(2,088)	(6,988)	3,568
Other liabilities	(8,361)	(13,402)	257	(148)	(21)
Minority interest, net of dividends paid	(1,010)	130	78	26	42
Other	(180)	926	1,856	1,228	10

Total adjustments	172,683	61,131	795,723	205,898	16,272

Net cash provided by operating activities	106,875	85,686	66,660	24,055	28,001

Cash Flows From Investing Activities:
Capital expenditures	(36,924)	(34,709)	(27,596)	(6,011)	(8,421)
Acquisitions and investments in businesses, net of cash acquired	(68,597)	(87,731)	(63,731)	—	—
Increase in assets restricted for settlement of unpaid claims and other long-term liabilities	(214)	—	—	—	—
Proceeds from sale of assets	3,300	110,551	3,500	3,500	—

Net cash used in investing activities	(102,435)	(11,889)	(87,827)	(2,511)	(8,421)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(110,260)	(458,221)	(65,840)	(987)	(1,196)
Proceeds from issuance of long-term debt, net of issuance costs	59,642	356,648	105,000	—	—
Proceeds from issuance of redeemable preferred stock, net of issuance costs	54,765	—	—	—	—
Credit agreement amendment fees and other	—	—	(1,499)	(1,403)	(1,909)
Proceeds from exercise of stock options and warrants	1,480	8,485	1,303	48	—

Net cash provided (used in) by financing activities	5,627	(93,088)	38,964	(2,342)	(3,105)

Net increase (decrease) in cash and cash equivalents	10,067	(19,291)	17,797	19,202	16,475
Cash and cash equivalents at beginning of period	37,440	47,507	28,216	28,216	46,013

Cash and cash equivalents at end of period	$47,507	$28,216	$46,013	$47,418	$62,488

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(All information pertaining to December 31, 2001 or the
three months ended December 31, 2001 is unaudited.)

1. Company Overview

        Basis of Presentation.    The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan" or the "Company"), include the accounts of the Company and its subsidiaries. The Company's principal offices and operations are in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements of the Company have been presented on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As more fully described below, the Company has violated certain financial covenants on its debt obligations and is facing pending liquidity shortfalls. In addition, the Company has filed for voluntary relief under chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company, both during and after the Chapter 11 Cases (as defined below), to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

        Change in Fiscal Year.    In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. As a result of this change, the audited consolidated statements of operations, changes in stockholders' equity and cash flows presented herein include the three-month transition period ended December 31, 2002 and each of the three previous fiscal years ended September 30, 2000, 2001 and 2002. The accompanying financial statements and notes to financial statements also include comparative, unaudited financial information for the three months ended December 31, 2001. Throughout these financial statements, references to the Company's historical financial information prior to December 31, 2002 will refer to the Company's former fiscal year end of September 30. For example, fiscal 2000, 2001 and 2002 correspond to the twelve-month periods ending September 30, 2000, 2001 and 2002, respectively. References to fiscal 2003 relate to the Company's fiscal year ending December 31, 2003.

        Voluntary Chapter 11 Filing.    On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "Chapter 11 Cases"). Magellan's Chapter 11 Cases have been assigned to the Honorable Prudence Carter Beatty under Case Nos. 03-40514 through 03-40602. Magellan remains in possession of its assets and properties, and continues to operate its business and manage its properties as "debtors-in-possession" pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        On the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay, among other claims, the pre-petition claims of the Company's behavioral health providers and customers. Also on the Commencement Date, the Bankruptcy Court entered an order authorizing Magellan to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place Magellan's various employee compensation programs and procedures. Since the Commencement Date, the Company has remained in possession of its properties and businesses and has continued to pay such pre-petition claims of behavioral health providers, customers and employees and its post-petition claims in the ordinary course of business.

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

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises five members, with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on July 25, 2003 (the "Plan"). The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. However, there can be no assurance that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy. One creditor has informed the Company that it owns sufficient Senior Subordinated Notes (as defined below) to block such class of creditors' acceptance of the Plan, and has notified the Company that it intends to vote against the Plan.

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. On July 25, 2003, the Company filed with the Bankruptcy Court its Second Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement").

        Under the Plan, holders of the Company's $625.0 million of 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88.0% of the new common stock of reorganized Magellan

(the "New Common Stock"). Holders of the Company's $250.0 million of 9 3/8% Senior Notes due 2007 (the "Senior Notes") will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus cash equal to the accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the existing Senior Notes, will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, cash, New Common Stock equal to approximately 9.5% of reorganized Magellan, and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the New Common Stock of the reorganized entity, as well as warrants to purchase a like number of shares of New Common Stock. The distributions of New Common Stock under the Plan will be subject to the dilutive effects of the amount of New Common Stock issued in respect of a rights offering and a direct equity investment for approximately 34.4% of the reorganized entity (see below). Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock. The proposed distributions to the holders of existing preferred stock and common stock are conditioned on all classes of creditors accepting the Plan. The Company has been informed that one creditor who owns sufficient Senior Subordinated Notes to block such class from accepting the Plan intends to vote against the Plan. Under such circumstances, no distribution of New Common Stock will be made to holders of existing preferred stock or common stock, and such New Common Stock will be distributed to holders of general unsecured claims (other than Senior Notes claims).

        Also pursuant to the Plan, the Company's senior secured bank credit agreement dated February 12, 1998, as amended (the "Credit Agreement"), consisting of term loans of approximately $115.8 million and a revolver under which there are outstanding borrowings of $45.0 million and outstanding letters of credit of approximately $73.5 million, will be either repaid in full (as discussed further below) or will be paid $50.0 million in cash and the remaining balance will be converted to secured term loans (and letter of credit commitments with respect to outstanding letters of credit and renewals thereof) having maturities through November 30, 2005 (the "New Facilities"). The New Facilities would bear interest at a rate equal to the prime rate plus 3.25 percent and the Company would pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company would pay the lenders a fee of one percent of the New Facilities on the effective date of the Plan. The New Facilities would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. It is anticipated that the New Facilities will not be used and instead, the Credit Agreement will be refinanced as described below.

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter') to provide an exit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term of five years. The Exit Facility would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the existing Credit Agreement, to pay fees and expenses related to the Chapter 11 Cases, to make other cash payments contemplated by the Chapter 11 Cases, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary prior to Deutsche Bank's obligations thereunder. There is no assurance that the Company will satisfy such conditions or have such conditions waived and therefore no assurance can be given that the Company will be able to borrow under the Exit Facility.

        The Plan provides for an option for holders of Senior Subordinated Notes and general unsecured creditors to elect to receive cash in lieu of New Common Stock that they would otherwise be entitled to receive (up to an aggregate maximum of $50 million) at a price of $22.50 per share (the "Partial Cash Out Election"). If such election is oversubscribed, those holders electing such option would be entitled to participate on a pro rata basis and would receive shares of New Common Stock for the portion of the shares of New Common Stock that is not fully cashed out. Under the Plan, this $50 million cash out election would be funded by the purchase of equity by Onex Corporation (the "Equity Investor") as set forth below. If the entire $50 million is subscribed for, approximately 13.6% of the equity of reorganized Magellan would not be issued to creditors, but would be issued to the Equity Investor as set forth below.

        The Plan also provides, in accordance with a commitment letter between the Company and the Equity Investor, for reorganized Magellan to issue shares of common stock representing approximately 34.4% of the reorganized Magellan for a purchase price of $150 million in the aggregate. The terms of such offering are as follows: (i) approximately 2.63 million shares, representing approximately 17.2% of reorganized Magellan would be offered to holders of the existing Senior Subordinated Notes and general unsecured creditors for $75 million in the aggregate (or $28.50 per share); (ii) to the extent the holders of the Senior Subordinated Notes and general unsecured creditors elect not to participate in such offering, the Equity Investor would purchase the unsubscribed equity at the same price; and (iii) approximately 2.63 million shares, representing approximately 17.2% of the reorganized Magellan would be purchased by the Equity Investor for a purchase price of $75 million in the aggregate (or $28.50 per share). In addition, up to 13.6% of reorganized Magellan would be purchased by the Equity Investor at an aggregate purchase price of $50 million (or $22.50 per share) solely to the extent necessary to fully fund the Partial Cash-Out Election.

        All purchases made by the Equity Investor would be of a separate class of common stock (the "MVS Securities"), which would be shares of multiple voting common stock of reorganized Magellan. The MVS Securities will be issued to the Equity Investor pursuant to the terms of the Plan. Each share of MVS Securities and each share of the New Common Stock will be identical in all respects, except with respect to voting and except that (a) the MVS Securities will be convertible into New Common Stock, as provided in the Amended Certificate of Incorporation and (b) the Equity Investor and its affiliates (including any entity to which MVS Securities could be transferred without conversion pursuant to the penultimate sentence of this section) shall convert shares of New Common Stock that they may acquire into the same number of shares of MVS Securities unless no MVS Securities are then outstanding. Pursuant to the terms of the Plan, the Equity Investor shall receive shares of MVS Securities on the effective date of the Plan, which MVS Securities shall be entitled to exercise 50% of the voting rights pertaining to all of reorganized Magellan's outstanding common stock (including the New Common Stock and the MVS Securities). The MVS Securities shall be convertible into the same number of shares of New Common Stock upon the transfer of the MVS Securities to any person other than the Equity Investor, Onex, Onex Partners LP, a Delaware limited partnership ("Onex Partners") or an entity controlled by Onex or Onex Partners (including a change of control of any entity other than Onex or Onex Partners owning the MVS Securities so that it is no longer controlled by Onex or Onex Partners).

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their behavioral health services contract. Under this agreement, the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Pursuant to the Plan, upon emergence from chapter 11, the Company would pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which would mature on December 31, 2005. The Aetna Note would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price could be offset against any amounts owing under the Aetna Note. The Bankruptcy Court approved the renewal of the Aetna agreement on April 23, 2003.

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

        Credit Agreement and Note Indenture Defaults.    Certain defaults exist under the Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. The Company's current liquidity is not sufficient to satisfy the obligations under such acceleration. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of any of such indebtedness. As a result of such defaults, the Company is unable to access additional borrowings or letters of credit under the Credit Agreement.

        Accounting Impact of Chapter 11 Filing Subsequent to December 31, 2002.    Subsequent to the Commencement Date, the Company's financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

        The Company's financial statements subsequent to the Commencement Date reflect liabilities that are subject to compromise, which refers to certain of the liabilities of the Debtors incurred prior to the Commencement Date that are owed to unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. Liabilities subject to compromise include Senior Notes, Senior Subordinated Notes, interest accrued on the Senior Notes and Senior Subordinated Notes, contingent purchase price payable to Aetna, medical claims payable, and other unsecured pre-petition liabilities.

        In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense $18.5 million of capitalized deferred financing fees associated with the Senior Notes and Senior Subordinated Notes. Subsequent to the Commencement Date, the Company has recorded as reorganization expense its professional fees and other expenses directly associated with the bankruptcy process.

        Subsequent to the Commencement Date, Magellan is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Based on the structure of the Plan, Magellan has recognized interest expense subsequent to the Commencement Date with respect to the loans and letters of credit under its Credit Agreement, and its capital lease obligations.

        In accordance with SOP 90-7, Magellan is required to record its preferred stock at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly as of the Commencement Date, the Company recorded a net $2.7 million adjustment, which is mainly composed of the write-off of unamortized issuance costs related to its redeemable preferred stock. In addition, the Company stopped accruing preferred stock dividends subsequent to the Commencement Date.

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

2. Summary of Significant Accounting Policies

        Segments.    The Company operates in the managed behavioral healthcare business, which it has divided into four reporting segments based on the types of services it provides and customers that it serves. The four segments of the Company are as follows: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public") and (iv) Corporate and Other. See Note 15—"Business Segment Information", for a summary of the segment operating results for fiscal years 2000-2002.

        On September 2, 1999, the Company's Board of Directors approved a formal plan to dispose of the businesses and interests that comprised the Company's healthcare provider and healthcare franchising business segments (the "Disposal Plan"). On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest that comprised the Company's specialty managed healthcare business segment. On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services business segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor to an entity formed by the management of Mentor and Madison Dearborn Partners, a private equity investment firm. As discussed in Note 4—"Discontinued Operations", the results of operations of the healthcare provider, healthcare franchising, specialty managed healthcare and human services business segments have been reported in the accompanying consolidated financial statements set forth elsewhere herein as discontinued operations for all periods presented.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, (among other things), accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable and legal liabilities. Actual results could differ from those estimates.

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2000, 2001 and 2002 approximated $1,439.6 million, $1,540.7 million and $1,537.9 million, respectively. Managed care risk revenues for the three months ended December 31, 2001 and 2002 were approximately $390.3 million and $388.7 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $7.8 million, $22.7 million and $13.0 million in the fiscal years ended September 30, 2000, 2001 and

2002, respectively. For the three months ended December 31, 2001 and 2002, the Company recognized performance-based revenue of approximately $3.4 million and $1.0 million, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. The Company recognized net revenues from the first TRICARE contract of $19.4 million, $39.3 million and $31.2 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. The Company recognized net revenues from the first contract of $8.9 million during the three months ended December 31, 2002. This contract extends through April 30, 2003. The Company was informed by the health plan that it will not renew this contract beyond that date. The Company recognized net revenues from the second TRICARE contract of $33.0 million, $61.5 million and $48.0 million in the fiscal years ended September 30, 2000, 2001 and 2002, respectively. The Company recognized net revenues from the second contract of $14.0 million during the three months ended December 31, 2002. This contract extends through March 31, 2004. The health plan has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

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

        The Company recorded estimated liabilities of approximately $3.8 million as of September 30, 2001 and estimated receivables of $1.0 million and $3.6 million as of September 30, 2002 and December 31, 2002, respectively, based upon the Company's interim calculations of the estimated BPAs. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues.

        Significant Customers.    Net revenues from two of the Company's customers each exceeded 10.0% of consolidated net revenues in each of the fiscal years 2000, 2001 and 2002, as well as for the three months ended December 31, 2001 and 2002.

        Net revenue from Aetna approximated $283.7 million, $315.6 million and $250.3 million for fiscal 2000, 2001 and 2002, respectively. The Company recognized net revenues from Aetna of $78.8 million and $54.8 million during the three months ended December 31, 2001 and 2002, respectively. The decline in Aetna revenue of approximately $65.3 million in fiscal 2002 compared to fiscal 2001, and of approximately $24.0 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels in an effort to exit less profitable businesses. The Company recognized net revenue from Aetna of $49.9 million during the three months ended March 31, 2003, which represents a further decrease of $4.9 million from the revenue recognized during the three months ended December 31, 2002. Such decrease was mainly due to a further reduction in membership. As described in Note 1—"Company Overview," as part of, and subject to, consummation of the Plan, Aetna and Magellan have agreed to renew their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005.

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract with the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH") and through Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a 50.0% interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier) accounted for approximately $226.9 million, $248.9 million and $237.5 million of consolidated net revenue in fiscal years 2000, 2001 and 2002, respectively. The Company's direct TennCare contract accounted for approximately $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $96.0 million, $102.0 million and $134.9 million for fiscal years 2000, 2001 and 2002, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan made a capital contribution of approximately $0.9 million into Premier (and Premier made a non-pro rata distribution of a like amount to the joint venture partner). Such capital contribution and distribution transactions were completed in May 2003. It is uncertain as to what will happen to the Premier and/or TBH membership after December 31, 2003, however, the State of Tennessee has indicated that it plans to issue a request for proposals ("RFP") relating to the TennCare program. The State has also indicated that if the Company has not emerged from bankruptcy prior to the due date for the RFP, the Company will be precluded from participating in the selection process.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. In fiscal 2002, the Company entered into contracts with two additional Pennsylvania Counties, which increased the revenue related to this program. Revenues from the Pennsylvania Counties in the aggregate totaled $90.8 million, $121.1 million and $181.9 million in fiscal 2000, 2001 and 2002, respectively. Revenues from the Pennsylvania Counties were $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively.

        Income Taxes.    The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company recorded significant additional valuation allowances on deferred tax assets in fiscal 2002, as discussed in Note 9—"Income Taxes".

        Advertising Costs.    Advertising costs consist primarily of radio and television airtime and printed media services, which are expensed as incurred. Advertising expense for continuing operations was approximately $2.9 million in each of the fiscal years ended September 30, 2000, 2001 and 2002, respectively, and was approximately $0.7 million for the three months ended December 31, 2002.

        Interest, Net.    The Company records interest expense net of interest income. Interest income for the fiscal years ended September 30, 2000, 2001 and 2002 was approximately $9.4 million, $10.1 million and $5.4 million, respectively, and was approximately $1.3 million and $1.0 million for the three months ended December 31, 2001 and 2002, respectively.

        Cash and Cash equivalents.    Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments.

        Restricted Cash and Investments.    Restricted cash and investments at September 30, 2001 and 2002 and December 31, 2002 include approximately $122.4 million, $124.7 million and $127.3 million, respectively, that is held for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries.

        Accounts Receivable.    The Company's accounts receivable consist of amounts due from customers throughout the United States. Collateral is generally not required. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

        Concentration of Credit Risk.    Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. As of September 30, 2002, 10.1 percent of net accounts receivable represents amounts due to the Company from one customer. As of December 31, 2002, no single customer comprised greater than 10 percent of the Company's net accounts receivable balance.

        The Company holds a $10.0 million note receivable in connection with the sale of Mentor in March 2001. This note receivable is included in other long-term assets in the accompanying consolidated balance sheets (see Note 4—"Discontinued Operations").

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of December 31, 2002. The Company's assessment under SFAS 121 also included goodwill prior to adoption of SFAS 142 on October 1, 2001, as defined and discussed below. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, upon emergence from bankruptcy, the Company believes that it would be required to apply Fresh Start accounting, which could result in a significant change to the recorded values of the Company's long-lived assets.

        Property and Equipment.    Property and equipment are stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use". Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $29.8 million, $28.2 million and $37.2 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively, and was $9.5 million for the three months ended December 31, 2002. Depreciation expense for discontinued operations was $6.9 million and $1.2 million for the fiscal years ended September 30, 2000 and 2001, respectively.

        Property and equipment, net, consisted of the following at September 30, 2001 and 2002 and at December 31, 2002 (in thousands):

	September 30,
			December 31, 2002
	2001	2002
Land	$114	$114	$114
Buildings and improvements	7,416	7,168	7,206
Equipment	108,227	125,171	129,248
Capitalized internal-use software	71,388	81,572	85,427

	187,145	214,025	221,995
Accumulated depreciation	(92,823)	(127,252)	(136,336)

Property and equipment, net	$94,322	$86,773	$85,659

        In the first quarter of fiscal 2002, the Company approved and implemented a plan to consolidate the Company's information systems. As a result of this plan, the Company reduced the remaining estimated useful life of certain capitalized internal use claims processing software to eighteen months. In addition, management also reevaluated the estimated useful lives of certain other computer software and hardware, and reduced the estimated useful lives from five to three years. At the end of the second quarter of fiscal 2002, the Company approved a plan to further accelerate the consolidation of certain information systems. As a result of this plan, the Company reduced, as of April 1, 2002, the remaining useful lives of certain other information systems to periods ranging from twelve to twenty-four months. The net book value of assets affected by these changes in useful lives at December 31, 2002 was $7.5 million.

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for fiscal 2002 and for the three months ended December 31, 2002 by $5.7 million and $1.0 million, respectively. These changes reduced net income for fiscal 2002 and for the three months ended December 31, 2002 by $3.4 million ($0.10 per diluted share) and $0.7 million ($0.02 per diluted share), respectively.

        Goodwill.    Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. The Company's goodwill was approximately $1,033.3 million at September 30, 2001 and approximately $502.3 million at September 30, 2002 and December 31, 2002. In the first quarter of fiscal 2002, the Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

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

        Additionally, during fiscal 2002, the Company reclassified $1.7 million of workforce intangible assets to goodwill as part of adopting SFAS 142. The Company also identified $33.4 million associated with a portion of the contingent purchase price payments related to the acquisition of Human Affairs International, Incorporated ("HAI") which was previously capitalized as intangible assets and should have been capitalized as goodwill. The classification of the latter of these amounts did not have a material impact on any reporting period.

        The changes in the carrying amount of goodwill for the year ended September 30, 2002 are reflected in the table below (amounts in thousands). There were no changes in the carrying amount of goodwill during the three months ended December 31, 2002.

	Health Plans	Workplace	Public	Total
Balance as of September 30, 2001	$713,902	$261,004	$58,423	$1,033,329
Net intangibles reclassified to goodwill	34,364	620	119	35,103
HAI contingent purchase price (Note 3)	60,000	—	—	60,000
Cumulative effect of change in accounting principle, before taxes	—	(207,810)	—	(207,810)
Fiscal 2002 impairment losses	(335,125)	(46,740)	(34,015)	(415,880)
Other changes	—	—	(2,408)	(2,408)

Balance as of September 30, 2002 (and December 31, 2002)	$473,141	$7,074	$22,119	$502,334

        Adoption of SFAS 142 resulted in the Company not recording approximately $31.1 million, $7.9 million and $7.8 million of amortization expense during fiscal 2002 and the three months ended December 31, 2001 and 2002, respectively. Had the Company adopted SFAS 142 effective October 1, 1999, the Company would not have recorded approximately $28.8 million and $30.2 million of amortization expense in continuing operations and $3.2 million and $0.7 million of amortization expense in discontinued operations during fiscal years 2000 and 2001, respectively. The following table summarizes the proforma effects on fiscal years 2000 and 2001 had SFAS 142 been adopted October 1, 1999.

	Fiscal Year Ended September 30, 2000		Fiscal Year Ended September 30, 2001
	Reported	Adjusted	Reported	Adjusted
Net income (loss)	$(65,808)	$(37,111)	$24,555	$51,772
Net income (loss)—per diluted share	$(2.15)	$(1.26)	$0.56	$1.26

        Intangible Assets.    Intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. The following is a summary of the Company's intangible assets at September 30, 2002 and December 31, 2002, and the estimated remaining useful lives for such assets as of December 31, 2002 (dollars in thousands):

		September 30, 2002			December 31, 2002
Asset	Estimated Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 8 years	$111,726	$(44,135)	$67,591	$109,975	$(46,967)	$63,008
Provider networks	18 years	6,210	(978)	5,232	6,210	(1,050)	5,160
Trademarks and copyrights	1 year	4,348	(3,546)	802	3,984	(3,382)	602

		$122,284	$(48,659)	$73,625	$120,169	$(51,399)	$68,770

        Amortization expense for continuing operations was $9.7 million, $9.9 million and $10.3 million for the fiscal years ended September 30, 2000, 2001 and 2002, respectively, and approximately $2.5 million and $4.9 million for the three months ended December 31, 2001 and 2002, respectively. Amortization expense for discontinued operations was $0.8 million for the fiscal year ended September 30, 2000. During the three months ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in changing the remaining useful lives of certain customer agreements and lists and provider networks. Such reductions were made reflective of management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three months ended December 31, 2002 by $1.8 million and to reduce net income for the same period by $1.8 million or $0.04 per diluted share. The Company estimates amortization expense will be $17.9 million, $17.2 million, $17.2 million, $6.3 million and $5.5 million for the fiscal years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

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

        Foreign Currency.    Changes in the cumulative translation of foreign currency assets and liabilities are presented as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which were not material, are included in operations as incurred.

        Net Income (Loss) Per Common Share.    Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 7—"Stockholders' Equity").

        Stock-Based Compensation.    Under SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which established new financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB 25 are required to make pro forma disclosures of net income and income per common share as if the provisions of SFAS 123 had been applied. The Company has adopted SFAS 123 on a pro forma disclosure basis.

        The Company discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". These guidelines require disclosure of pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards. Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

	Fiscal Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Net income (loss), as reported	$(65,808)	$24,555	$(729,063)	$(181,843)	$11,729
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	382	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(3,411)	(2,938)	(2,142)	(562)	(265)

Pro forma net income (loss)	$(69,219)	$21,999	$(731,205)	$(182,405)	$11,464

Earnings (loss) per share:
Basic—as reported	$(2.17)	$0.58	$(21.07)	$(5.28)	$0.29
Basic—pro forma	(2.27)	0.51	(21.13)	(5.30)	0.29
Diluted—as reported	(2.15)	0.56	(21.07)	(4.32)	0.28
Diluted—pro forma	(2.25)	0.49	(21.13)	(4.34)	0.28

        The fair values of the stock options granted and ESPP options were estimated on the date of their grant/acquisition using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Fiscal Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Risk-free interest rate	6.3%	5.5%	3.7%	5.5%	3.7%
Expected life	3 years	3 years	10 years	3 years	10 years
Expected volatility	85.0%	88.0%	100.0%	88.0%	100.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

        The weighted average fair value of options granted during fiscal 2000, 2001 and 2002 was $1.83, $1.50 and $6.84, respectively. The Company granted no options during the three months ended December 31, 2002.

        Fair Value of Financial Instruments.    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amounts for the Company's financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities. The fair value of long-term debt is based on quoted market prices, as discussed in Note 6—"Long-Term Debt and Capital Lease Obligations".

        Recent Accounting Pronouncements.    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (the Interpretation). The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company will be required to adopt the provisions of the Interpretation effective July 1, 2003. The Company is currently evaluating the effects of the issuance of the Interpretation on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that its January 1, 2003 implementation of SFAS 146 will have a material impact upon the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145 "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds and amends other existing authoritative pronouncements. The Company implemented this accounting standard in the fourth quarter of fiscal 2002, and as a result, has reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to "Interest expense, net" and "Provision for income taxes" in the Company's audited consolidated financial statements set forth elsewhere herein. "Interest expense, net" increased by $6.6 million (the net amount of deferred loan costs written off by the Company) and "Provision for income taxes" decreased by $2.6 million from the amounts originally reported in fiscal 2001 by the Company. See Note 6—"Long-Term Debt and Capital Lease Obligations" for further discussion.

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

        HAI Acquisition.    On December 4, 1997, the Company consummated the purchase of HAI from Aetna, for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other managed behavioral healthcare plans. In addition, the Company agreed to make additional contingent payments of up to $60.0 million annually to Aetna through 2003 in the event certain targets were achieved with respect to the number of HAI's covered lives in specified products. The Company has made additional purchase price payments totaling $240.0 million through September 30, 2002. The final payment of $60.0 million was accrued in June 2002 and was due to be paid by March 31, 2003. See Note 1—"Company Overview," for discussion of the proposed disposition of the remaining $60.0 million owed Aetna as part of the Company's plan of reorganization. The Company has recorded these additional purchase price payments as goodwill.

        Joint Ventures.    Prior to October 29, 2002, the Company was a 50.0% partner with Value Options, Inc. in the Choice Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. Choice derives all of its revenues from a subcontract with a health plan under which it provides managed behavioral healthcare services to TRICARE beneficiaries. The subcontract expires on June 30, 2003. The Company accounted for its investment in Choice using the equity method of accounting with the Company's share of net income or loss of Choice recognized in the statement of operations. The Company's investment in Choice at September 30, 2001 and 2002 and at December 31, 2002 was approximately $(0.1) million, $1.6 million and $0.2 million, respectively. The Company's equity in earnings of Choice for fiscal years 2000, 2001 and 2002 was approximately $12.1 million, $36.4 million and $11.2 million, respectively. The Company's equity in earnings of Choice for the three months ended December 31, 2001 and 2002 was approximately $3.0 million and $0.8 million, respectively. The Company received $14.1 million, $38.0 million and $9.6 million in partnership distributions from Choice in fiscal years 2000, 2001 and 2002, respectively. The Company received $2.1 million and $2.3 million in partnership distributions from Choice during the three months ended December 31, 2001 and 2002, respectively. A summary of unaudited financial information for the Company's investment in Choice is as follows (in thousands):

	September 30, 2001	September 30, 2002
Current assets	$28,516	$17,207
Property and equipment, net	143	111

Total assets	$28,659	$17,318

Current liabilities	$26,694	$14,109
Other liabilities	2,082	—
Partners' capital	(117)	3,209

Total liabilities and partners' capital	$28,659	$17,318

	Fiscal Year Ended September 30,
	2000	2001	2002
Net revenue	$56,349	$106,863	$63,481
Operating expenses	(32,141)	(34,088)	(41,027)

Net income	$24,208	$72,775	$22,454

        Choice's subcontract with respect to TRICARE has similar provisions as the Company's TRICARE arrangements and Choice's accounting policies for its TRICARE subcontract are the same as those described for the Company (see Note 2—"Summary of Significant Accounting Policies"). During the second quarter of fiscal 2001, Choice and its contractor agreed to a settlement of a joint appeal regarding incorrect data provided and contractual issues related to the initial bidding process, resulting in Choice receiving approximately $50.0 million. As a result, net revenue for Choice for the fiscal year ended 2001 includes $45.2 million related to the settlement of this contingent claim and the Company's equity in earnings of Choice benefited by 50.0% of such settlement revenue. Approximately $2.1 million of the $50.0 million settlement is recorded as deferred revenue at September 30, 2002 and will be fully recognized by Choice by June 2003, based on the terms of the settlement.

        Effective October 29, 2002, the Company withdrew from equity ownership in the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, 50.0% of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company is to continue to share in 50.0% of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003 and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company is to be paid $150,000 per month for the extension period up to a maximum of twelve months. The Company will have no residual interest in the operations of Choice beyond these terms.

        Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. The Company accounts for its investment in Premier using the equity method. The Company's investment in Premier at September 30, 2001 and 2002 and at December 31, 2002 was

$5.6 million, $3.1 million and $3.2 million, respectively. The Company's equity in loss of Premier for fiscal years 2000, 2001 and 2002 was $(4.0) million, $(2.5) million and $(2.5) million, respectively. The Company's equity in (loss) earnings of Premier for the three months ended December 31, 2001 and 2002 was $(0.7) million and $0.1 million, respectively. The Company has not received a partnership distribution from, nor has it made any investments in Premier during fiscal years 2000, 2001 and 2002 or during the three months ended December 31, 2002.

        The Company currently owns a 36.3% interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at September 30, 2001, September 30, 2002 and December 31, 2002 was $5.3 million, $8.5 million and $8.8 million, respectively. The Company's equity in earnings of Royal for the fiscal years ended September 30, 2000, 2001 and 2002 was $1.9 million, $2.6 million and $4.3 million, respectively. The Company's equity in earnings of Royal for the three months ended December 31, 2001 and 2002 was $0.8 million and $1.2 million, respectively. The Company received $0.2 million, $0.4 million and $1.1 million in partnership distributions from Royal for the fiscal years ended September 30, 2000, 2001 and 2002, respectively. For the three months ended December 31, 2001 and 2002, the Company received partnership distributions from Royal of $0.7 million and $0.9 million, respectively. The Company's equity in income from Royal for the fiscal year ended September 30, 2002 includes a favorable $0.7 million retroactive adjustment associated with a change in the operating agreement for Royal.

4. Discontinued Operations

        Healthcare Provider and Franchising Segments.    During fiscal 1997, the Company sold substantially all of its domestic acute-care psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate Equities ("Crescent") for $417.2 million in cash and certain other consideration (the "Crescent Transactions"). Simultaneously with the sale of the Psychiatric Hospital Facilities, the Company and Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities and certain other facilities transferred to CBHS by the Company. The Company retained a 50.0% ownership of CBHS; the other 50.0% ownership interest of CBHS was owned by COI.

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

        On February 16, 2000, CBHS filed a voluntary petition for relief of indebtedness under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy proceedings, CBHS indicated that it believed that it had certain claims against the Company regarding certain previous transactions. During fiscal 2001, the Company entered into an agreement with CBHS that provided the Company with a full release of all claims. The bankruptcy court approved the agreement in April 2001. Under the agreement, (i) the Company was released of all obligations to CBHS; (ii) the Company obtained the economic value of five hospital-based provider joint ventures ("Provider JVs") that was previously conveyed to CBHS and (iii) the Company agreed to pay CBHS approximately $26.0 million over a 9-month period. The Company paid the final installment of $5.0 million to CBHS in January 2002. The Company has sold the assets and operations of three Provider JVs and ceased the operations of the other two Provider JVs.

        Specialty Managed Healthcare Segment.    On December 5, 1997, the Company purchased the assets of Allied Health Group, Inc. and certain affiliates ("Allied"). Allied provided specialty managed care services, including risk-based products and administrative services, to a variety of insurance companies and other customers. Allied's products included, among other things, claims authorization, analysis, adjudication and payment, comprising multiple clinical specialties. The Company paid approximately $54.5 million for Allied, with cash on hand. On February 29, 2000, the Company consummated the purchase of the outstanding stock of Vivra, Inc. ("Vivra"), which also provided specialty managed care services. The initial purchase price of Vivra was $10.25 million, excluding transaction costs. Allied and Vivra, as well as certain other related assets, comprised the Company's specialty managed healthcare segment. The Company accounted for the Allied and Vivra acquisitions using the purchase method of accounting.

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

        Human Services Segment.    On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest that comprised the Company's human services segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company's consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50.2 million of the proceeds were used to retire loans under the Term Loan Facility (as defined in

Note 6—"Long-Term Debt and Capital Lease Obligations") as required by the Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility (see Note 6—"Long-Term Debt and Capital Lease Obligations").

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Accordingly, the Company has restated its results of operations for fiscal 2000 and prior for the discontinuance of the specialty managed healthcare segment, and the first quarter of fiscal 2001 and prior for the discontinuance of the human services segment. The restatements involved segregating the operating results of the discontinued segments from continuing operations and disclosing the results, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". All activity related to the healthcare provider and franchising segments are reflected as discontinued operations for fiscal 2000, 2001 and 2002, as well as for the three months ended December 31, 2001 and 2002. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments are as follows (in thousands):

	Fiscal Years Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Healthcare Provider and Healthcare Franchising Segments
Net revenue (1)	$—	$6,302	$12,587	$1,918	$631

Salaries, cost of care and other operating expenses (4)	—	6,744	5,362	1,678	(605)
Other expenses (income) (2) (3)	—	(2,899)	1,662	(738)	433

Income from discontinued operations	$—	$2,457	$5,563	$978	$803

Specialty Managed Healthcare
Net revenue	$128,229	$16,849	$—	$—	$—

Salaries, cost of care and other operating expenses	165,505	11,987	(304)	—	—
Depreciation and amortization	3,831	—	—	—	—
Special charges	58,173	—	—	—	—
Other expenses (income) (2) (3)	(16,397)	1,702	1,748	—	—

Income (loss) from discontinued operations	$(82,883)	$3,160	$(1,444)	$—	$—

Human Services
Net revenue	$218,453	$91,654	$—	$—	$—

Salaries, cost of care and other operating expenses	196,334	86,546	—	—	—
Depreciation and amortization	7,152	1,983	—	—	—
Other expenses (income) (2) (3)	6,482	13,477	(683)	—	(97)

Income (loss) from discontinued operations	$8,485	$(10,352)	$683	$—	$(97)

Discontinued Operations—Combined
Net revenue	$346,682	$114,805	$12,587	$1,918	$631

Salaries, cost of care and other operating expenses	361,839	105,277	5,058	1,678	(605)
Depreciation and amortization	10,983	1,983	—	—	—
Special charges	58,173	—	—	—	—
Other expenses (income) (2) (3)	(9,915)	12,280	2,727	(738)	336

Income (loss) from discontinued operations	$(74,398)	$(4,735)	$4,802	$978	$900

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

(4)
Amount for the three months ended December 31, 2002 primarily represents changes in estimates of certain accrued liabilities.

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

$2,744

        The summary of the gain on disposal recorded in fiscal 2002 related to the Company's healthcare provider and healthcare franchising segments is as follows (in thousands):

Net proceeds from sale of Provider JV	$3,500
Less: Net book value of Investment in Provider JV	(2,167)

Gain before income taxes	1,333
Income tax provision	(466)

$867

        The remaining assets and liabilities of the healthcare provider and franchising segments at December 31, 2002 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) accounts receivable of $0.6 million; (iv) investment in provider joint ventures of $2.4 million; (v) hospital-based real estate of $3.4 million; (vi) long-term debt of $6.4 million related to the hospital-based real estate; and (vii) accounts payable and accrued liabilities of $7.7 million. The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to its operating and business practices prior to June 17, 1997 (see Note 13—"Commitments and Contingencies).

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

$(17,662)

        The summary of the loss on disposal recorded during fiscal 2002 related to the Company's specialty managed healthcare segment is as follows (in thousands):

Change in estimate of leasehold obligations	$(3,604)
Change in estimate of other exit-related reserves	1,079

Loss before income taxes	(2,525)
Income tax benefit	883

$(1,642)

        The remaining assets and liabilities of the specialty managed healthcare segment at December 31, 2002 include, among other things: (i) reserve related to the discontinuance of operations of $5.8 million and (ii) accounts payable and accrued liabilities of $0.4 million.

        The following tables provide a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

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

        Subsequent to December 31, 2002, as part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices for the specialty managed healthcare segment. As such leases are rejected, the net liability arising from such rejections is compared to the net liability already recorded by the Company, and the difference is recorded as a component of "reorganization expense" from discontinued operations in the Company's statement of operations, in accordance with SOP 90-7. Subsequent to the Commencement Date, the Company has recorded a net reduction of $3.5 million to the estimated lease exit costs for the specialty managed healthcare segment as a result of the rejection of leases.

Loss on Disposal of Human Services Segment

        The summary of the loss on disposal recorded during fiscal 2001 related to the disposal of the Company's human services segment is as follows (in thousands):

Net proceeds from sale (1)	$110,469
Less: Net book value of assets	(113,269)

Loss before taxes	(2,800)
Income tax provision (2)	(9,303)

$(12,103)

(1)
Net of certain assumed liabilities.

(2)
Amount includes provision for income taxes related to $26.0 million of goodwill, which has no tax basis.

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

5. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to voluntarily contribute up to 15.0% of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50.0% of each employee's contribution up to 3.0% of their compensation. Additionally, the Company can make a discretionary contribution of up to 2.0% of each eligible employee's compensation. The Company recognized $7.4 million, $4.1 million and $4.0 million of expense for the years ended September 30, 2000, 2001 and 2002 respectively, for the matching contribution to the 401(k) Plan. Such expense for the three months ended December 31, 2002 was $0.9 million.

6. Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at September 30, 2001 and 2002 and at December 31, 2002 is as follows (in thousands):

	September 30, 2001	September 30, 2002	December 31, 2002
Credit Agreement:
Revolving Facility (4.9375% at December 31, 2002) due through 2004	$—	$45,000	$45,000
Term Loan Facility (5.6875% to 5.9375% at December 31, 2002) due through 2006	119,115	116,127	115,762
9.375% Senior Notes due 2007	250,000	250,000	250,000
9.0% Senior Subordinated Notes due 2008	625,000	625,000	625,000
1.20% to 10.0% capital lease obligations due through 2014	12,241	13,227	12,396

	1,006,356	1,049,354	1,048,158
Less amounts due within one year	(4,063)	(18,123)	(22,140)
Less long-term amounts classified as current (see below)	—	(1,021,535)	(1,016,794)

	$1,002,293	$9,696	$9,224

        See Note 1—"Company Overview", for discussion regarding the Company's proposed plan of reorganization as well as discussion of the existence of defaults under the Credit Agreement and the indentures governing the Senior Notes and the Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. Also, see Note 1—"Company Overview" for discussion of deferred financing fees associated with the Senior Notes and Senior Subordinated Notes which were written off as of the Commencement Date in accordance with SOP 90-7. All of the Company's long-term debt from the Credit Agreement, Senior Notes and Subordinated Notes has been classified as a current liability in the accompanying September 30, 2002 and December 31, 2002 balance sheets due to such acceleration of indebtedness. However, under Section 362 of the Bankruptcy Code, the lenders under the Credit Agreement and the holders of the Senior Notes and the Senior Subordinated Notes are prohibited from attempting to collect payment of such indebtedness.

        Notwithstanding the classification of all long-term debt as current, and pending the planned renegotiations of debt as part of the plan of reorganization, the aggregate scheduled maturities of long-term debt and capital lease obligations during the next five fiscal years and beyond subsequent to December 31, 2002 are as follows (in thousands): 2003—$22,140; 2004—$94,916; 2005—$40,040; 2006—$9,662, 2007—$250,000 and 2008 and beyond—$631,400.

        The Senior Notes, which are carried at cost, had an estimated fair value of $254.0 million, $159.0 million and $206.3 million at September 30, 2001 and 2002 and at December 31, 2002,

respectively, based on market quotes. The Subordinated Notes, which are carried at cost, had an estimated fair value of approximately $571.0 million, $131.0 million and $163.1 million at September 30, 2001 and 2002 and at December 31, 2002, respectively, based on market quotes. The Company's remaining debt is also carried at cost, which approximates fair market value.

        The Credit Agreement, as amended, provides for a Term Loan Facility in an original aggregate principal amount of $550.0 million, consisting of an approximately $183.3 million Tranche A Term Loan (the "Tranche A Term Loan"), an approximately $183.3 million Tranche B Term Loan (the "Tranche B Term Loan"), an approximately $183.4 million Tranche C Term Loan (the "Tranche C Term Loan"), a Revolving Facility providing for revolving loans to the Company and the "Subsidiary Borrowers" (as defined therein) and the issuance of letters of credit for the account of the Company and the Subsidiary Borrowers in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. At December 31, 2002 and June 30, 2003, the Company had outstanding $75.3 million and $73.5 million of letters of credit, respectively, and $14.1 million of surety bonds as of both dates. As more fully described in Note 1—"Company Overview", certain defaults and events of default exist under the Credit Agreement which result in the Company being unable to access additional borrowings or letters of credit under the Revolving Facility.

        The Revolving Facility matures on February 12, 2004. The Tranche A Term Loan was repaid in full with proceeds from the issuance of the Senior Notes in fiscal 2001. The Tranche B Term Loan matures on February 12, 2005 and the Tranche C Term Loan matures on February 12, 2006. The Tranche B Term Loan amortizes in installments in amounts equal to $18.2 million in fiscal 2003, $29.8 million in fiscal 2004 and $9.9 million in fiscal 2005. The Tranche C Term Loan amortizes in installments in amounts equal to $0.7 million in fiscal 2003, $18.2 million in fiscal 2004, $29.3 million in fiscal 2005 and $9.7 million in fiscal 2006. In addition, the Revolving Facility and Term Loan Facility are subject to mandatory prepayment and reductions (to be applied first to the Term Loan Facility) in an amount equal to (i) a range of between 25.0% and 75.0%, depending on the Company's leverage ratio, of the net proceeds of certain offerings of equity securities by the Company or any of its subsidiaries, (ii) 50.0% for the sale of certain identified non-core assets and 100.0% of the net proceeds of certain other asset sales or other dispositions of the Company's property and its subsidiaries, (iii) a range of between 25.0% and 75.0%, depending on the Company's leverage ratio, of the Company's excess cash flow (as defined) beginning September 30, 2001 and (iv) 100.0% of the net proceeds of certain debt issues by the Company or any of its subsidiaries in each case subject to certain limited exceptions.

        The Credit Agreement, as amended, contains a number of covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to dispose of assets, (ii) incur additional indebtedness, (iii) incur or guarantee obligations, (iv) prepay other indebtedness or amend other debt instruments (including the indentures for the Senior Notes and the Subordinated Notes), (v) pay dividends, (vi) create liens on assets, (vii) make investments, (viii) make loans or advances, (ix) redeem or repurchase common stock, (x) make acquisitions, engage in mergers or consolidations, (xi) change the business conducted by the Company and its subsidiaries and (xii) make capital expenditures. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined), including minimum coverage ratios, maximum leverage ratios and maximum senior debt ratios. Failure to comply with such covenants without waiver, as has occurred as of December 31,

2002, would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements.

        Through September 30, 2002, the interest rates per annum applicable to the loans under the Credit Agreement, as amended, were fluctuating rates of interest measured by reference to either at the Company's election, (a) an adjusted London inter-bank offer rate ("LIBOR") plus a borrowing margin or (b) an alternate base rate ("ABR") (equal to the higher of the JP Morgan Chase Bank's published prime rate or the Federal Funds effective rate plus 1/2 of 1 percent) plus a borrowing margin. As a result of bank waivers subsequent to September 30, 2002, the borrowing margins applicable to loans under the Revolving Facility were 2.5 percent for ABR loans and 3.5 percent for LIBOR loans, and the borrowing margins applicable to the Tranche B Term Loan and the Tranche C Term Loan were 3.25 percent and 3.5 percent, respectively, for ABR loans and 4.25 percent and 4.5 percent, respectively, for LIBOR loans. In addition, the LIBOR interest rate option is no longer available to the Company for any loans which are incurred or roll over after January 1, 2003. The Company's interest expense under the Credit Agreement will increase because interest on such loans will now be based on the ABR rate plus the applicable borrowing margin rather than the LIBOR rate plus the applicable borrowing margin which have historically been lower. Beginning January 16, 2003, the borrowing margins applicable to ABR loans under the Revolving Facility were 2.0 percent and under the Tranche B Term Loan and the Tranche C Term Loan were 2.75 percent and 3.00 percent, respectively. In addition, as a result of the Company's defaults under the Credit Agreement in January 2003, as discussed in Note 1—"Company Overview", the Company paid an additional 2.00 percent in default interest above the rates otherwise applicable to each of the loans under the Term Loan Facility and the Revolving Facility for the period from January 16, 2003 through March 10, 2003 at which time the rates were governed by the cash collateral order approved by the Bankuptcy Court. The Company incurred fees related to certain amendments and waivers for the Credit Agreement of $1.5 million for fiscal 2002, and $1.9 million for the three months ended December 31, 2002. The last of such waivers expired on January 15, 2003.

        The obligations of the Company and the Subsidiary Borrowers under the Credit Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned subsidiary of the Company. In addition, security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions, secure the Revolving Facility, the Term Loan Facility and the guarantees.

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

        The Senior Notes were issued as unregistered securities and were required to be exchanged for securities registered with the Securities and Exchange Commission by January 25, 2002. The Company has not exchanged the Senior Notes by the required date and therefore is subject to penalty interest. Penalty interest is calculated at the rate of $0.192 per week per $1,000 principal amount of the Senior Notes, which approximates $48,000 per week, until such time as the Senior Notes are exchanged. The Company incurred $1.9 million and $0.6 million in penalty interest during fiscal 2002 and the three months ended December 31, 2002, respectively. The Senior Notes have not been exchanged for registered securities as of the date of filing of this Transition Report on Form 10-K.

        In connection with the issuance of the Senior Notes, the Company previously recognized a net extraordinary loss from the early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during fiscal 2001, to write-off unamortized deferred financing costs related to repayment of indebtedness outstanding under the Company's Term Loan Facilities. As a result of the adoption of SFAS 145 in the fourth quarter of fiscal 2002, the Company has reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to "Interest expense, net" and "Provision for income taxes" in the Company's audited consolidated financial statements set forth elsewhere herein. "Interest expense, net" increased by $6.6 million (the net amount of deferred loan costs written off by the Company) and "Provision for income taxes" decreased by $2.6 million from the amounts originally reported in fiscal 2001 by the Company.

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

        At any time and from time to time prior to November 15, 2004, the Company may, at its option, redeem up to 35.0% of the original aggregate principal amount of the Senior Notes at a redemption price (expressed as a percentage of the principal amount) of 109.375%, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least 65.0% of such original aggregate principal amount of notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within 60 days of the date of the closing of any such equity offering.

        The Subordinated Notes are general unsecured senior subordinated obligations of the Company. The Subordinated Notes are limited in aggregate principal amount to $625.0 million and will mature on February 15, 2008. Interest on the Subordinated Notes accrues at the rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15. The Subordinated Notes were originally issued as unregistered securities and later exchanged for securities, which were registered with the Securities and Exchange Commission.

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

        The Indentures for the Senior Notes and Subordinated Notes limit, among other things: (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries; (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its restricted subsidiaries and the redemption of certain subordinated obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indentures also prohibit certain restrictions on distributions from restricted subsidiaries. However, all such limitations and prohibitions are subject to certain qualifications and exceptions.

7. Stockholders' Equity

        As discussed in Note 1—"Company Overview", the terms of the Plan contemplate that all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock of reorganized Magellan.

        Common Stock.    The Company is prohibited from paying dividends on its common stock under the terms of the Indentures for the Senior Notes and Subordinated Notes and the Credit Agreement except under very limited circumstances.

        Stock Option Plans.    The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Options generally vest over a period of three to four years and expire ten years from the date of grant. The Company's stock option plan for employees also provides for the granting of performance based stock awards.

        Summarized information relative to the Company's stock option plans is as follows:

	Fiscal Year Ended September 30,						Three Months Ended December 31,
	2000		2001		2002		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	4,406,882	$10.15	5,379,105	$5.57	4,113,151	$4.95	4,247,952	$5.25
Granted	2,309,742	3.77	1,129,410	3.35	570,000	6.78	—	—
Canceled	(1,336,719)	16.32	(837,510)	6.36	(288,482)	5.83	(400,879)	4.42
Exercised	(800)	4.19	(1,557,854)	4.95	(146,717)	3.56	—	—

Balance, end of period	5,379,105	$5.57	4,113,151	$4.95	4,247,952	$5.25	3,847,073	$5.34

Exercisable, end of period	2,020,049	$7.37	2,272,958	$5.77	2,818,989	$5.49	2,870,853	$5.49

        At December 31, 2002, 1,189,626 shares were available for future grants under the terms of these plans.

        Summarized information relative to the Company's stock options outstanding on December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.31 – $8.00	2,854,731	7.01	$4.19	1,935,175	$4.00
$8.41	791,675	3.99	8.41	791,675	8.41
$8.50 – $12.04	200,667	7.68	9.68	144,003	9.51

	3,847,073	6.43	$5.34	2,870,853	$5.49

        Employee Stock Purchase Plans.    The 2000 Employee Stock Purchase Plan (the "2000 ESPP"), as amended, covers 1.5 million shares of common stock that can be purchased by eligible employees of the Company. The 2000 ESPP offering periods will have a term not less than three months and not more than twelve months. The first offering period under the 2000 ESPP began January 1, 2000 and the last offering period will end on or before December 31, 2003. The purchase price of each offering period is the lesser of: (i) 85.0% of the fair value of a share of common stock on the first day of the offering period or (ii) 85.0% of the fair value of a share of common stock on the last day of the offering period. A summary of the 2000 ESPP is as follows:

Offering Period	Began	Ended	Shares Purchased	Purchase Price
1	January 1, 2000	June 30, 2000	481,922	$1.0625
2	July 1, 2000	December 31, 2000	415,642	$1.0625
3	April 1, 2001	June 30, 2001	37,271	$7.8625
4	July 1, 2001	December 31, 2001	114,008	$5.3975
5	January 1, 2002	June 30, 2002	212,807	$0.8500
6	July 1, 2002	December 31, 2002	180,240	$0.1400

        Common Stock Warrants.    The Company issued 114,690 warrants in fiscal 1992 that expired on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Company's common stock. The 2002 Warrants had an exercise price of $5.24 per share. During fiscal 2001, 6,267 shares were issued upon the exercise of 2002 Warrants. No shares were issued during fiscal 2000 and 2002, or during the three months ended December 31, 2002. The Company also has 146,791 warrants outstanding (originally issued in 1988) with an exercise price of $38.70 per share, which expire on September 1, 2006.

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

        Income (Loss) Per Common Share.    The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of income per share from continuing operations (in thousands):

	Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Numerator:
Income (loss) from continuing operations	$8,590	$29,290	$(542,304)	$8,740	$10,829
Less: preferred dividend requirement and amortization of redeemable preferred stock issuance costs	3,802	5,049	5,197	1,218	1,379

Income (loss) from continuing operations available to common stockholders—basic	4,788	24,241	$(547,501)	7,522	9,450
Add: presumed conversion of redeemable preferred stock	—	—	—	1,218	1,379

Income (loss) from continuing operations available to common stockholders—diluted	$4,788	$24,241	$(547,501)	$8,740	$10,829

Denominator:
Weighted average common shares outstanding—basic	32,144	33,448	34,854	34,670	35,139
Common stock equivalents—stock options	242	847	—	1,100	—
Common stock equivalents—warrants	—	4	—	5	—
Common stock equivalents—redeemable preferred stock	—	553	—	6,300	6,300
Common stock equivalents—redeemable preferred stock option	—	83	—	—	—

Weighted average common shares outstanding—diluted	32,386	34,935	34,854	42,075	41,439

Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.15	$0.72	$(15.71)	$0.22	$0.27

Diluted (diluted numerator/diluted denominator)	$0.15	$0.69	$(15.71)	$0.21	$0.26

        Conversion of redeemable preferred stock was not presumed for fiscal 2000, 2001 and 2002 due to the anti-dilutive effect. Conversion of the redeemable preferred stock was presumed outstanding for the three months ended December 31, 2001 and 2002. Additionally, redemption of the TPG series "A" option (the "Option") (see Note 8—"Redeemable Preferred Stock") was not presumed in each of fiscal 2000 and 2001 due to the anti-dilutive effect. The Option expired on August 19, 2002. Certain stock options and warrants which were outstanding during fiscal 2000 and 2001, as well as during the three months ended December 31, 2001 and 2002, were not included in the computation of diluted earnings per share because of the anti-dilutive effect. Because the Company has reported a loss from continuing operations in fiscal 2002, no common stock equivalents have been included in the computation of weighted average common shares outstanding for fiscal 2002. See Note 8—"Redeemable Preferred Stock", for further discussion of the redeemable preferred stock.

8. Redeemable Preferred Stock

        TPG Investment.    On December 5, 1999, the Company entered into a definitive agreement to issue approximately $59.1 million of cumulative convertible preferred stock to TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") (the "TPG Investment").

        Pursuant to the agreement, TPG purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock. The Option expired, without being exercised, on August 19, 2002. Net proceeds from issuance of the Series A Preferred Stock were $54.8 million. Approximately 50.0% of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50.0% of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock through December 15, 2001 (cash only thereafter), subject to certain conditions. Dividends not paid in cash or common stock will accumulate. Accumulated dividends are payable only in cash. No dividends have been paid to the holders of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company thereon, must redeem the Series A Preferred Stock, plus accrued and unpaid dividends on December 15, 2009. TPG has the right to nominate three representatives to the Company's Board of Directors. As of August 1, 2003, TPG had two representatives on the Company's seven-member Board of Directors. See Note 1—"Company Overview" for discussion of the Company's accounting related to preferred stock after the Commencement Date in accordance with SOP 90-7.

        The TPG Investment is reflected under the caption "Redeemable preferred stock" in the Company's consolidated balance sheets as follows (in thousands):

	September 30, 2001	September 30, 2002	December 31, 2002
Redeemable convertible preferred stock:
Series A—stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063	$59,063
Series B—stated value $1, 60 shares authorized, none issued and outstanding	—	—	—
Series C—stated value $1, 60 shares authorized, none issued and outstanding	—	—	—

	59,063	59,063	59,063
Less: Fair value of Series A Option at issuance	(3,366)	(3,366)	(3,366)

Total redeemable convertible preferred stock	55,697	55,697	55,697
Accretion and accumulated unpaid dividends on Series A Preferred Stock	7,928	12,585	13,828
Fair value of Series A Option at issuance	3,366	3,366	3,366
Issuance costs	(5,232)	(5,419)	(5,447)
Accumulated amortization of issuance costs	923	1,463	1,599

	$62,682	$67,692	$69,043

9. Income Taxes

        The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Fiscal Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Income taxes currently payable:
Federal	$1,000	$—	$—	$—	$—
State	1,000	1,500	900	940	200
Foreign	500	14	—	—	—
Deferred income taxes:
Federal	3,694	27,079	125,810	5,146	2,929
State	2,800	5,139	24,899	—	—

	$8,994	$33,732	$151,609	$6,086	$3,129

        A reconciliation of the Company's income tax provision (benefit) for continuing operations to that computed by applying the statutory federal income tax rate is as follows (in thousands):

	Fiscal Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Income tax provision at federal statutory income tax rate	$6,194	$22,085	$(136,726)	$5,195	$4,895
State income taxes, net of federal income tax benefit	1,080	3,155	(15,235)	611	130
Goodwill impairment	—	—	102,183	—	—
Valuation allowance adjustment	—	—	200,537	—	—
Non-deductible amortization	8,387	8,726	449	157	640
IRS settlement-change in estimate	(9,091)	—	—	—	—
Other—net	2,424	(234)	401	123	(2,536)

Income tax provision	$8,994	$33,732	$151,609	$6,086	$3,129

        As of December 31, 2002, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $711.0 million available to reduce future federal taxable income. These NOL carryforwards expire in 2006 through 2021 and are subject to examination by the Internal Revenue Service. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. As discussed in Note 1—"Company Overview", the Company is attempting to restructure its capital structure. The Company's proposed financial restructuring activities and financial condition create uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets.

        The Company recognized deferred tax expense attributable to income for the three-months ended December 31, 2002. Such deferred tax expense was recorded due to the estimated utilization of NOL carryforwards from a period prior to a previous bankruptcy filing in 1992. Also, the utilization of these pre-1992 bankruptcy NOL carryforwards continues to be subject to certain ongoing reviews of the IRS.

        Components of the net deferred income tax assets (liabilities) at September 30, 2001 and 2002 and at December 31, 2002 are as follows (in thousands):

	September 30,
			December 31, 2002
	2001	2002
Deferred tax liabilities:
Property and depreciation	$(16,708)	$(14,183)	$(13,382)
Long-term debt and interest	(5,036)	(2,036)	(2,036)
Goodwill and intangible assets	(20,300)	—	—
Other	(40,842)	(42,615)	(42,615)

Total deferred tax liabilities	(82,886)	(58,834)	(58,033)
Deferred tax assets:
Goodwill and intangible assets	—	40,949	38,369
Operating loss carryforwards	267,023	288,564	281,481
Discontinued operations liabilities	10,827	7,949	7,404
Other	34,872	16,338	15,607

Total deferred tax assets	312,722	353,800	342,861
Valuation allowance	(148,278)	(294,966)	(284,828)

Deferred tax assets after valuation allowance	164,444	58,834	58,033

Net deferred tax assets	$81,558	$—	$—

        During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162.0 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1.0 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through NOL carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million, as a change in estimate in fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's net operating loss carryforwards for federal income tax could be reduced if the IRS later successfully challenges these deductions.

10. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30,
			December 31, 2002
	2001	2002
HAI contingent purchase price	$60,000	$60,000	$60,000
Other	133,243	173,813	157,837

	$193,243	$233,813	$217,837

11. Managed Care Integration Costs and Special Charges

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

        The Integration Plan also resulted in the closure of approximately 20 leased facilities during fiscal 1998 and 1999. As of December 31, 2002, the remaining Integration Plan liability balance represents the estimated net lease payments related to one leased office facility. The following tables provide a roll-forward of remaining liabilities resulting from the Integration Plan (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Adjustments	Balance September 30, 2001
Employee termination benefits	$185	$—	$(9)	$—	$176
Facility closing costs	1,631	—	(950)	—	681

	$1,816	$—	$(959)	$—	$857

Type of Cost	Balance September 30, 2001	Additions (1)	Payments	Adjustments (2)	Balance September 30, 2002
Employee termination benefits	$176	$—	$—	$(176)	$—
Facility closing costs	681	131	(181)	17	648

	$857	$131	$(181)	$(159)	$648

Type of Cost	Balance September 30, 2002	Payments	Balance December 31, 2002
Facility Closing Costs	$648	$(26)	$622

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

        Special Charges.    During fiscal 2000 the Company incurred special charges of $9.6 million, net of the $1.9 million non-recurring gain on the sale of the corporate aircraft, related to the closure of certain provider offices and restructuring of the corporate function and certain managed behavioral healthcare office sites. These charges resulted in $5.9 million of accrued severance, $4.7 million of accrued lease termination costs and $0.9 million of other exit costs at September 30, 2000. The following tables provide a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2000	Additions	Payments	Adjustments (1)	Balance September 30, 2001
Employee severance and termination benefits	$5,866	$—	$(5,968)	$876	$774
Lease termination and other costs	5,578	—	(2,514)	(876)	2,188

	$11,444	$—	$(8,482)	$—	$2,962

Type of Cost	Balance September 30, 2001	Additions (2)	Payments	Adjustments	Balance September 30, 2002
Employee severance and termination benefits	$774	$68	$(821)	$—	$21
Lease termination and other costs	2,188	1,335	(1,375)	—	2,148

	$2,962	$1,403	$(2,196)	$—	$2,169

Type of Cost	Balance September 30, 2002	Payments	Balance December 31, 2002
Employee severance and termination benefits	$21	$(21)	$—
Lease termination and other costs	2,148	(258)	1,890

	$2,169	$(279)	$1,890

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

        Accordingly, the Company adjusted the GPA assets to their estimated fair value as of September 30, 2000. Based upon the circumstances described above, the Company estimated that the fair value of the GPA assets was approximately $2.1 million at September 30, 2000. This value reflected the Company's estimate of the recoverable fair value of GPA's property and equipment through sale or continued use. In the first quarter of fiscal 2001, the Company sold various assets of GPA at the adjusted book value, which approximated fair value. As such, no gain or loss was recorded related to this sale.

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

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $4.5 million being recorded during the three months ended December 31, 2001. The fiscal 2002 special charges consisted of (i) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment and (ii) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, and all terminations were completed by September 30, 2002. The majority of the employee termination costs were paid in full by March 31, 2003. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities terminate at various dates through fiscal 2006. At December 31, 2002, outstanding liabilities of $1.3 million related to the 2002 Restructuring Plan are included in "Accrued liabilities" in the accompanying consolidated balance sheets.

        The following tables provide a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Balance September 30, 2001	Additions	Payments	Adjustments	Balance September 30, 2002
Employee severance and termination benefits	$—	$6,257	$(5,119)	$352	$1,490
Lease termination and other costs	—	1,951	(723)	(352)	876

	$—	$8,208	$(5,842)	$—	$2,366

Type of Cost	Balance September 30, 2002	Payments	Adjustments (1)	Balance December 31, 2002
Employee severance and termination benefits	$1,490	$(602)	$(65)	$823
Lease termination and other costs	876	(158)	(282)	436

	$2,366	$(760)	$(347)	$1,259

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

        During the three months ended December 31, 2002, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $2.0 million to terminate 172 employees that comprised both field operational and corporate personnel, and (b) $0.5 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $2.0 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees by December 31, 2002, with 71 of the terminations completed by December 31, 2002. The employee termination costs will be paid in full by June 30, 2003. The other special charges primarily represent costs to downsize and close two leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities have lease termination dates ranging from fiscal 2005 through fiscal 2008. At December 31, 2002, outstanding liabilities of $3.1 million related to ABI are included in "accrued liabilities" in the accompanying consolidated balance sheets. The following tables provide a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

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

        Implementation of ABI resulted in additional incremental costs that were expensed as incurred in accordance with Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Special charges for fiscal 2002 and for the three months ended December 31, 2002 includes $2.1 million and $1.8 million, respectively, for the cost of outside consultants, costs for relocating closed office contents and other associated activities.

12. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (in thousands):

				Three Months Ended December 31,
	Year Ended September 30,
				2001 (unaudited)
	2000	2001	2002		2002
Income taxes paid, net of refunds received	$3,208	$7,139	$433	$(161)	$71
Interest paid	102,236	91,139	89,740	13,277	16,175

13. Commitments and Contingencies

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

        The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $0.25 million per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $0.5 million per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for the one-year period from June 17, 2002 to June 16, 2003. These policies were also written on a "claims-made" basis, and were subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care liability and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2003 to June 16, 2004. The policies are also written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, excluding portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

        Regulatory Issues.    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. As of December 31, 2002, the Company could not reasonably estimate the potential liability, if any, associated with the Department of Justice inquiries. Accordingly, no reserve was recorded related to this matter as of December 31, 2002. Subsequent to the Commencement Date, the Company began settlement negotiations with the Department of Justice concerning its inquiries. The Company believes that it will reach a settlement with the Department of Justice, which will include a release from all claims related to its inquiries, prior to the conclusion of the Chapter 11 Cases.

        In addition, the Company's financial condition could cause regulators of certain of the Company's subsidiaries to exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. The State of California has taken certain actions to increase its supervision of one of the Company's subsidiaries in California. In addition, TBH, Premier and one of the Company's subsidiaries in Iowa are each operating under an agreed notice of administrative supervision. Under such agreements, the State of Tennessee and the State of Iowa may exercise additional supervision over the affairs of such entities.

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulations relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form subject to various implementation dates beginning in April 2003. The Company has commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, has put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. The Company incurred approximately $3.8 million in operating costs and $2.5 million in capital expenditures related to HIPAA in fiscal year 2002. The Company incurred approximately $0.7 million in operating costs and $0.7 million in capital expenditures related to HIPAA during the three months ended December 31, 2002.

        Legal.    On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-K). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. The Company disputes Wachovia's claims and has been vigorously contesting such claims. During November 2002, the Company's Board of Directors rejected a proposed settlement of this claim that had been reached as a result of court-ordered mediation. As a result, the Company has not recorded any reserves relating to this matter. No trial date has been set by the Court. As part of the Company's bankruptcy proceedings, Wachovia has filed a proof of claim against the Company for approximately the aforementioned amounts. The Company believes that Wachovia's claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. See "Business—Capital Structure Overview".

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters. The Class Actions have been stayed as a consequence of the commencement of the Company's Chapter 11 Cases. The Company believes that the claims in the Class Actions constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. See "Business—Capital Structure Overview". The plaintiffs did not file a timely proof of claim with the Bankruptcy Court and therefore the Company believes that there will be no allowed claim with respect thereto in the Chapter 11 Cases.

        The Company is also subject to or party to other class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Company for pre-petition obligations (the "Pre-petition Litigation") has been stayed as a consequence of the commencement of the Chapter 11 Cases. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. See "Business—Capital Structure Overview".

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

        Unclaimed Property.    Several states have initiated audits of the Company's filings related to unclaimed property under escheat laws. A single firm that specializes in unclaimed property audits is conducting the audits on behalf of such states. In general, state escheat statutes allow the examination of unclaimed property filings to extend back ten years or more. The Company has recorded estimated reserves for potential unclaimed property liabilities pertaining to its continuing operations. The Company is also analyzing its potential unclaimed property exposure related to discontinued operations. However, such amounts are not considered probable and estimable at this time, and no discontinued operations reserves related to unclaimed property have been recorded at December 31, 2002.

        Operating Leases.    The Company leases certain of its operating facilities. The leases, which expire at various dates through 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2002, aggregate amounts of future minimum payments under operating leases were as follows: 2003—$25.9 million; 2004—$14.5 million; 2005—$11.3 million; 2006—$7.2 million; 2007—$6.1 million; 2008 and beyond—$18.7 million. Operating lease obligations include estimated future lease payments for both open and closed offices. Such future lease amounts reflect the estimated impact of leases that have been rejected through August 1, 2003 as part of the Company's chapter 11 proceedings.

        Rent expense for continuing operations was $34.0 million, $33.3 million and $32.9 million, respectively, for the fiscal years ended September 30, 2000, 2001 and 2002, and was $8.0 million for the three months ended December 31, 2002. Rent expense for discontinued operations was $9.2 million, $6.3 million and $3.6 million, respectively, for the fiscal years ended September 30, 2000, 2001 and 2002.

14. Certain Relationships and Related Transactions

        G. Fred DiBona, Jr., a former director of the Company, is a Director and the President and Chief Executive Officer of Independence Blue Cross ("IBC"), a health insurance company. IBC and its affiliated entities contract with the Company for provider network, care management and medical review services pursuant to contractual relationships. The Company recorded revenue of approximately $58.8 million, $61.9 million and $64.4 million from IBC during fiscal years 2000, 2001 and 2002, respectively, and approximately $17.0 million during the three months ended December 31, 2002. Mr. DiBona resigned from the Company's board of directors effective August 12, 2002.

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

        Approximately 30.0% of the voting interest in Vivra was owned by TPG at the time of the Company's acquisition of Vivra.

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

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier, a joint venture in which the Company owns a 50.0% interest.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant. The following table summarizes, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other		Consolidated
Fiscal Year Ended September 30, 2000
Net revenue	$929,795	$243,477	$467,661	$—		$1,640,933
Cost of care	525,232	72,632	391,256	—		989,120
Direct service costs	170,568	84,229	44,263	—		299,060
Other operating expenses	—	—	—	153,902		153,902
Equity in (earnings) loss of unconsolidated subsidiaries	(13,829)	—	4,037	—		(9,792)
Segment profit (loss)	247,824	86,616	28,105	(153,902)		208,643
Identifiable assets by business segment:
Restricted cash, investments and deposits	33,867	13,709	70,147	—		117,723
Net accounts receivable	54,295	37,471	7,479	37,979	(1)	137,224
Investment in unconsolidated subsidiaries	$4,603	$—	$8,143	$—		$12,746
Fiscal Year Ended September 30, 2001
Net revenue	$1,043,935	$228,378	$483,199	$—		$1,755,512
Cost of care	621,817	69,320	406,311	—		1,097,448
Direct service costs	173,758	79,764	37,877	—		291,399
Other operating expenses	—	—	—	168,195		168,195
Equity in (earnings) loss of unconsolidated subsidiaries	(39,103)	—	2,537	—		(36,566)
Segment profit (loss)	287,463	79,294	36,474	(168,195)		235,036
Identifiable assets by business segment:
Restricted cash, investments and deposits	28,227	8,914	85,307	—		122,448
Net accounts receivable	53,773	39,270	10,024	575	(1)	103,642
Investment in unconsolidated subsidiaries	$5,292	$—	$5,607	$—		$10,899
Fiscal Year Ended September 30, 2002
Net revenue	$977,405	$228,651	$547,002	$—		$1,753,058
Cost of care	596,811	76,022	452,921	—		1,125,754
Direct service costs	169,701	85,565	40,943	—		296,209
Other operating expenses	—	—	—	163,351		163,351
Equity in (earnings) loss of unconsolidated subsidiaries	(15,537)	—	2,531	—		(13,006)
Segment profit (loss)	226,430	67,064	50,607	(163,351)		180,750
Identifiable assets by business segment:
Restricted cash, investments and deposits	19,388	7,356	95,976	2,020	(1)	124,740
Net accounts receivable	53,246	27,314	13,624	940	(1)	95,124
Investment in unconsolidated subsidiaries	$10,144	$—	$3,076	$—		$13,220
Three Months Ended December 31, 2001 (unaudited)
Net revenue	$261,244	$55,762	$127,836	$—		$444,842
Cost of care	152,430	18,315	104,926	—		275,671
Direct service costs	45,514	21,099	10,087	—		76,700
Other operating expenses	—	—	—	42,722		42,722
Equity in (earnings) loss of unconsolidated subsidiaries	(3,831)	—	654	—		(3,177)
Segment profit (loss)	67,131	16,348	12,169	(42,722)		52,926
Three Months Ended December 31, 2002
Net revenue	$237,100	$56,337	152,453	—		445,890
Cost of care	137,489	18,416	125,805	—		281,710
Direct service costs	34,698	19,911	10,855	—		65,464
Other operating expenses	—	—	—	44,259		44,259
Equity in (earnings) loss of unconsolidated subsidiaries	(1,993)	—	(145)	—		(2,138)
Segment profit (loss)	66,906	18,010	15,938	(44,259)		56,595
Identifiable assets by business segment:
Restricted cash, investments and deposits	20,817	6,283	98,216	2,002	(1)	127,318
Net accounts receivable	49,853	24,972	6,184	219	(1)	81,228
Investment in unconsolidated subsidiaries	$8,962	$—	$3,221	$—		$12,183

(1)
Includes assets of discontinued operations.

        The following table reconciles segment profit to consolidated income from continuing operations before income taxes, minority interest and extraordinary items:

	Year Ended September 30,			Three Months Ended December 31,
	2000	2001	2002	2001	2002
				(unaudited)
Segment profit	$208,643	$235,036	$180,750	$52,926	$56,595
Depreciation and amortization	(68,261)	(68,294)	(47,558)	(11,190)	(14,380)
Interest, net	(97,286)	(100,302)	(92,231)	(22,409)	(24,323)
Goodwill impairment charges	—	—	(415,880)	—	—
Special charges	(25,398)	(3,340)	(15,729)	(4,485)	(3,907)

Income (Loss) from continuing operations before income taxes and minority interest	$17,698	$63,100	$(390,648)	$14,842	$13,985

16. Selected Quarterly Financial Data (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2001 and 2002.

	For the Quarter Ended
	December 31, 2001(1)	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share amounts)
Fiscal 2002
Net Revenue	$444,842	$437,919	$437,066	$433,231

Cost and expenses:
Salaries, cost of care and other operating expenses	395,093	395,616	394,165	400,440
Equity in earnings of unconsolidated subsidiaries	(3,177)	(4,347)	(140)	(5,342)
Depreciation and amortization	11,190	11,128	12,192	13,048
Interest, net	22,409	23,388	23,583	22,851
Goodwill impairment charges	—	—	—	415,880
Special charges	4,485	3,376	1,329	6,539

	430,000	429,161	431,129	853,416

Income (loss) from continuing operations before income taxes and minority interest	14,842	8,758	5,937	(420,185)
Provision for income taxes	6,086	3,638	2,581	139,304

Income (loss) from continuing operations before minority interest	$8,756	$5,120	$3,356	$(559,489)
Minority interest	16	30	(27)	28

Income (loss) from continuing operations	8,740	5,090	3,383	(559,517)

Discontinued operations:
Income from discontinued operations, net of income taxes	158	1,022	1,711	2,003
Income (loss) on disposal of discontinued operations, net of income taxes	820	203	(785)	(330)

	978	1,225	926	1,673

Income (loss) before cumulative effect of change in accounting principle	9,718	6,315	4,309	(557,844)
Cumulative effect of change in accounting principle, net of income taxes	191,561	—	—	—

Net income (loss)	(181,843)	6,315	4,309	(557,844)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,218	1,297	1,327	1,355

Income (loss) available to common stockholders	$(183,061)	$5,018	$2,982	$(559,199)

Weighted average number of common shares outstanding—basic	34,670	34,763	34,897	35,085

Weighted average number of common shares outstanding—diluted	42,075	35,416	35,473	35,085

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.22	$0.11	$0.06	$(15.99)

Income from discontinued operations	$0.03	$0.03	$0.03	$0.05

Cumulative effect of change in accounting principle	$(5.53)	$—	$—	$—

Net income (loss)	$(5.28)	$0.14	$0.09	$(15.94)

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.21	$0.11	$0.06	$(15.99)

Income from discontinued operations	$0.02	$0.03	$0.02	$0.05

Cumulative effect of change in accounting principle	$(4.55)	$—	$—	$—

Net income (loss)	$(4.32)	$0.14	$0.08	$(15.94)

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

17. Subsequent Event

      Subsequent to the Commencement Date, the Board of Directors adopted and the Bankruptcy Court approved the Key Employee Retention Plan ("KERP"). The purpose of KERP is to provide supplemental compensation to certain employees, including certain executive members of management, in order to retain such employees through the Company's financial restructuring process. KERP supplemental compensation awards range up to 50.0% of base salary and will be paid 33 percent on July 31, 2003, and the remainder 45 days after consummation of the plan of reorganization.

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

Choice Behavioral Health Partnership

Notes to Financial Statements Unaudited
For the ten months ended October 31, 2002

1. Business and Basis of Presentation

        Choice Behavioral Health Partnership (Choice) is engaged in the business of managing behavioral health and substance abuse services under a subcontract (the Subcontract) with Humana Military Healthcare Services (Humana), a subsidiary of Humana, Inc. Humana is the prime contractor awarded the managed care support contract for Civilian Health and Medical Program of the Uniformed Services (CHAMPUS) beneficiaries in the Department of Defense Regions 3 and 4 (the Contract). Under the Subcontract, Choice is responsible for the management of behavioral health and substance abuse services for these regions, which are comprised of Florida, Alabama, Georgia, South Carolina, Mississippi, Tennessee and portions of Louisiana and Arkansas. Choice receives a fixed fee for the management of behavioral health and substance abuse services provided under the Subcontract and assumes full risk for both inpatient and outpatient services (subject to certain limitations) for all beneficiaries in the defined service area.

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

        Property and equipment is comprised of the following as of October 31, 2002:

Leasehold improvements	$5,996
Furniture and fixtures	351,924
Computer equipment	367,390
Computer software	80,745

806,055
Less accumulated depreciation	(699,932)

$106,123

        Depreciation expense for the ten months ended October 31, 2002 was approximately $67,000.

Clinical Expenses and Claims Payable

        Choice contracts with various behavioral health providers for the provision of behavioral health services to its beneficiaries. Licensed psychiatrists, licensed psychologists and licensed masters-level clinicians are generally compensated on a discounted fee-for-service basis. Institutional providers are generally compensated on a per diem basis for acute, partial hospitalization and residential treatment center services.

        Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at October 31, 2002 of approximately $5,510,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During the ten months ending October 21 2002, clinical expenses were decreased by approximately $1,163,000, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

Provider Contract Revenue

        Choice derives all of its revenue from the Subcontract. Choice receives payments in fixed monthly amounts for the management of behavioral health and substance abuse care. These amounts are subject to retroactive CHAMPUS adjustments, referred to as bid-price adjustments (BPA). The BPAs are calculated in accordance with contractual provisions. The BPAs which occur over the course of the contract measure a variety of factors, including changes in covered lives; estimates of actual costs for the data collection period (DCP); shifts in workload between military-provided services and contractor-provided services (the O-factor); changes in acuity of services; and CHAMPUS inflation relative to projections (CPIRI). The DCP is the 12-month period ended June 30, 1996 (12-month period immediately preceding healthcare delivery). The BPAs are estimated based upon information available from Humana, the federal government and Choice's management systems and reflected as an adjustment to provider contract revenue during the applicable period. Estimated amounts payable to Humana, if any, are included in the contract settlement reserve.

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

Income Taxes

        As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements set forth elsewhere herein.

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

6. Contingencies

        Choice is subject to potential claims arising from the conduct of its business and maintains a general and professional liability insurance policy with a per claim limit of $10.0 million and aggregate limits of $10.0 million. Choice also maintains excess liability coverage of $15.0 million per occurrence and $15.0 million in aggregate, and commercial general liability coverage of $1.0 million per occurrence and $1.0 million in aggregate. Management is unaware of any significant claims which may have been asserted against Choice. In the opinion of management, Choice maintains adequate insurance coverage to contain any claims which may eventually be asserted.

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

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

1. Business and Basis of Presentation

        Choice Behavioral Health Partnership (Choice) is engaged in the business of managing mental health and substance abuse services under a subcontract (the Subcontract) with Humana Military Healthcare Services (Humana), a subsidiary of Humana, Inc. Humana is the prime contractor awarded the managed care support contract for Civilian Health and Medical Program of the Uniformed Services (CHAMPUS) beneficiaries in the Department of Defense Regions 3 and 4 (the Contract). Under the Subcontract, Choice is responsible for the management of mental health and substance abuse services for these regions, which are comprised of Florida, Alabama, Georgia, South Carolina, Mississippi, Tennessee and portions of Louisiana and Arkansas. Choice receives a fixed fee for the management of mental health and substance abuse services provided under the Subcontract and assumes full risk for both inpatient and outpatient services (subject to certain limitations) for all beneficiaries in the defined service area.

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

        Property and equipment is comprised of the following:

December 31, 2001
Leasehold improvements	$5,996
Furniture and fixtures	349,644
Computer equipment	601,095
Computer software	79,082

1,035,817
Less: accumulated depreciation	(870,356)

$165,461

        Depreciation expense for the years ended December 31, 2000 and 2001 was approximately $148,000 and $130,000, respectively.

Clinical Expenses and Claims Payable

        Choice contracts with various mental health providers for the provision of mental health services to its beneficiaries. Licensed psychiatrists, licensed psychologists and licensed masters-level clinicians are generally compensated on a discounted fee-for-service basis. Institutional providers are generally compensated on a per diem basis for acute, partial hospitalization and residential treatment center services.

        Claims payable includes the cost of services for which providers have submitted claims as well as management's estimate of the cost of claims that have been incurred, but not yet reported. The cost of claims that have been incurred but not yet reported has been estimated by management based on relevant industry data and historical trends adjusted for management's estimate of the cost efficiencies to be derived from the management of care. Management believes that methodologies employed to estimate the claim liability are reasonable and the claim liability recorded at December 31, 2001 of approximately $5,033,000 is appropriate. Adjustments to estimates of claims payable to reflect actual experience are reflected in the statements of income in the period in which such adjustments become known to management. During 2000 and 2001, clinical expenses were decreased by approximately $2,306,000 and $236,000, respectively, due to revisions to estimated claims payable to reflect more accurate data which became available as a result of several factors, including more timely access to authorization and claims payment information, recovery of overpaid claims and increased experience in managing care related to the Subcontract. Due to uncertainties inherent in the claims estimation process, it is at least reasonably possible that the claims paid in the near term could differ materially from estimated amounts.

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

        During 2000, certain BPAs were finalized and settled for a net underpayment to Choice of approximately $3,382,000, which resulted in an increase in provider contract revenue. At December 31, 2000, management estimated that contract reserves of approximately $13,300,000 million were needed for unsettled BPAs. This amount reduced provider contract revenue and is included in the contract settlement reserve at December 31, 2000.

        During 2001, Choice paid Humana approximately $8,500,000 related to certain BPAs. At December 31, 2001, management estimated that contract reserves of approximately $10,400,000 million were needed for unsettled BPAs. This amount reduced provider contract revenue and is included in the contract settlement reserve at December 31, 2001. While management believes that current contract settlement reserves are reasonable, the actual settlement of the BPAs may materially differ from amounts recorded.

CHOICE BEHAVIORAL HEALTH PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

2. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        As a partnership, Choice's income is included in the income tax returns of its partners. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements set forth elsewhere herein.

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

5. Employee Benefit Plans

        Choice has a 401(k) savings plan covering all of its employees who meet certain eligibility requirements. Under this plan, employees are allowed to contribute up to 15.0% of their pre-tax compensation subject to aggregate maximum limits under current tax law. Choice has the right to make a discretionary contribution as determined by the Board of Directors. Contributions of $295,000 and $310,000 were made during 2000 and 2001, respectively. Choice paid approximately $1,775 and $2,360 in administration costs for the plan during 2000 and 2001, respectively.

6. Commitments and Contingencies

        Choice is subject to potential claims arising from the conduct of its business and maintains a general and professional liability insurance policy with a per claim limit of $10.0 million and aggregate limits of $10.0 million. Choice also maintains excess liability coverage of $15.0 million per occurrence and $15.0 million in aggregate and commercial general liability coverage of $1.0 million per occurrence and $1.0 million in aggregate. Management is unaware of any significant claims which may have been asserted against Choice. In the opinion of management, Choice maintains adequate insurance coverage to contain any claims, which may eventually be asserted.

7. Subsequent Event (Unaudited)

        Effective October 29, 2002, CMG withdrew as a partner of Choice on the following terms: (i) CMG is to receive or pay, as the case may be, 50.0% of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) CMG is to continue to share in 50.0% of all profits and losses from Choice for the period from November 1, 2002 through June 30, 2003 and (iii) CMG is to pay $150,000 per month for the period from July 1, 2003 through June 30, 2004.

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction		Balance at End of Period
Fiscal year ended September 30, 2000:
Allowance for doubtful accounts	$28,437	$8,651(4)	$494 (1)		$3,355(2) 22,635(3)	$11,592
Fiscal year ended September 30, 2001:
Allowance for doubtful accounts	$11,592	$8,012(4)	$(1,649)(1)	$ $	6,458(2) 5,140(3)	$6,357
Fiscal year ended September 30, 2002:
Allowance for doubtful accounts	$6,357	$5,293(4)	$(1,041)(1)		$7,553(2)	$3,056
Three months ended December 31, 2002:
Allowance for doubtful accounts	$3,056	$925(4)	$(75)(1)		$157(2)	$3,749

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Allowance for doubtful accounts (net) assumed or disposed of in acquisitions or dispositions.

(4)
Bad debt expense.

S-1

QuickLinks

MAGELLAN HEALTH SERVICES, INC. TRANSITION REPORT ON FORM 10-K For the Three Months Ended December 31, 2002
Table of Contents
PART I
PART II
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
PART III
Summary Compensation Table
Individual Grants
PART IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 (All information pertaining to December 31, 2001 or the three months ended December 31, 2001 is unaudited.)
Choice Behavioral Health Partnership Unaudited Balance Sheet As of October 31, 2002
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
REPORT OF INDEPENDENT AUDITORS
CHOICE BEHAVIORAL HEALTH PARTNERSHIP BALANCE SHEET As of December 31, 2001
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