Form 10-Q
period 2003-06-30
MAGELLAN HEALTH SERVICES INC
filed 2003-08-19
CIK 19411

Use these links to rapidly review the document
FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No- . 16639

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

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,488	$146,325
Accounts receivable, less allowance for doubtful accounts of $3,749 at December 31, 2002 and $3,922 at June 30, 2003	81,228	68,547
Restricted cash, investments and deposits	127,318	123,914
Refundable income taxes	1,966	1,575
Other current assets	13,131	28,743

Total current assets	286,131	369,104
Property and equipment	85,659	75,993
Investments in unconsolidated subsidiaries	12,183	14,110
Other long-term assets	43,840	21,124
Goodwill, net	502,334	501,937
Intangible assets, net	68,770	60,086

	$998,917	$1,042,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
Accounts payable	$15,897	$9,848
Accrued liabilities	217,837	44,324
Medical claims payable	205,331	180,365
Debt in default and current maturities of capital lease obligations	1,038,934	169,622

Total current liabilities not subject to compromise	1,477,999	404,159
Current liabilities subject to compromise (See Note A)	—	1,121,911

Total current liabilities	1,477,999	1,526,070

Long-term capital lease obligations, not subject to compromise	9,224	1,829

Deferred credits and other long-term liabilities, not subject to compromise	2,290	—

Minority interest, not subject to compromise	683	795

Long-term liabilities subject to compromise (See Note A)	—	2,876

Commitments and contingencies (See Note F)
Redeemable preferred stock, including accrued dividends (subject to compromise) (See Note I)	69,043	72,766

Stockholders' equity:
Preferred stock, without par value; Authorized — 9,793 shares Issued and outstanding — none	—	—
Common stock, par value $0.25 per share; Authorized — 80,000 shares Issued 37,428 shares and outstanding 35,139 shares at December 31, 2002 and issued 37,608 shares and outstanding 35,319 shares at June 30, 2003	9,356	9,401
Other stockholders' equity:
Additional paid-in capital	352,718	348,976
Accumulated deficit	(903,137)	(901,100)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at December 31, 2002 and June 30, 2003	(44,309)	(44,309)

Total stockholders' equity	(560,322)	(561,982)

	$998,917	$1,042,354

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Net revenue	$437,066	$390,270	$874,985	$799,244

Cost and expenses:
Salaries, cost of care and other operating expenses	394,165	351,576	789,781	720,415
Equity in earnings of unconsolidated subsidiaries	(140)	(1,184)	(4,487)	(1,799)
Depreciation and amortization	12,192	11,020	23,320	24,672
Interest expense (Contractual interest of $26,605 and $53,218 for the three and six months ended June 30, 2003)	24,625	4,938	49,059	26,726
Interest income	(1,042)	(676)	(2,088)	(1,503)
Reorganization expense, net (See Note A)	—	4,551	—	27,705
Special charges	1,329	387	4,705	2,092

	431,129	370,612	860,290	798,308

Income from continuing operations before income taxes and minority interest	5,937	19,658	14,695	936
Provision for income taxes	2,581	6,162	6,219	3,433

Income (loss) from continuing operations before minority interest	3,356	13,496	8,476	(2,497)
Minority interest	(27)	107	3	167

Income (loss) from continuing operations	3,383	13,389	8,473	(2,664)

Discontinued operations, net of tax (See Note E):
Income (loss) from discontinued operations (1)	1,711	(854)	2,733	(616)
Income (loss) on disposal of discontinued operations (2)	(785)	1,772	(582)	2,150
Reorganization benefit, net (See Note A)	—	132	—	3,167

	926	1,050	2,151	4,701

Net income	4,309	14,439	10,624	2,037
Preferred dividends (Contractual dividends of $1,184 and $2,336 for the three and six months ended June 30, 2003)	1,110	—	2,190	883
Amortization of redeemable preferred stock issuance costs, and other	217	—	434	172
Preferred stock reorganization items, net	—	—	—	2,668

Income (loss) available to common stockholders	2,982	14,439	8,000	(1,686)
Other comprehensive loss	—	—	—	—

Comprehensive income (loss)	$2,982	$14,439	$8,000	$(1,686)

Weighted average number of common shares outstanding — basic	34,897	35,319	34,830	35,290

Weighted average number of common shares outstanding — diluted	35,473	41,619	35,444	35,290

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations	$0.06	$0.38	$0.17	$(0.18)

Income from discontinued operations	$0.03	$0.03	$0.06	$0.13

Net income (loss)	$0.09	$0.41	$0.23	$(0.05)

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations	$0.06	$0.32	$0.17	$(0.18)

Income from discontinued operations	$0.02	$0.03	$0.06	$0.13

Net income (loss)	$0.08	$0.35	$0.23	$(0.05)

(1)
Net of income tax provision (benefit) of $920 and $— for the three months ended June 30, 2002 and 2003, respectively, and $1,474 and $(433) for the six months ended June 30, 2002 and 2003, respectively.

(2)
Net of income tax (benefit) of $(422) and $— for the three months ended June 30, 2002 and 2003, respectively, and $(313) and $(52) for the six months ended June 30, 2002 and 2003, respectively.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$10,624	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	—	(1,672)
Depreciation and amortization	23,320	24,672
Equity in earnings of unconsolidated subsidiaries	(4,487)	(1,799)
Non-cash reorganization expense	—	15,002
Non-cash interest expense	2,779	2,674
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(680)	12,629
Restricted cash, investments and deposits	15,675	3,404
Other assets	6,718	(14,245)
Accounts payable and other accrued liabilities	(24,129)	40,036
Medical claims payable	7,632	10,553
Income taxes payable and deferred income taxes	6,630	391
Net cash flows related to unconsolidated subsidiaries	5,592	(128)
Other liabilities	(924)	590
Minority interest, net of dividends paid	5	112
Other	390	1,176

Total adjustments	38,521	93,395

Net cash provided by operating activities	49,145	95,432

Cash flows from investing activities:
Capital expenditures	(13,471)	(8,805)
Acquisitions and investments in businesses, net of cash acquired	(62,371)	(3,731)
Proceeds from sale of assets, net of transaction costs	—	2,588

Net cash used in investing activities	(75,842)	(9,948)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	75,000	24
Payments on debt and capital lease obligations	(62,150)	(1,696)
Proceeds from exercise of stock options and warrants	616	25

Net cash provided by (used in) financing activities	13,466	(1,647)

Net (decrease) increase in cash and cash equivalents	(13,231)	83,837
Cash and cash equivalents at beginning of period	47,418	62,488

Cash and cash equivalents at end of period	$34,187	$146,325

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware Corporation, and its subsidiaries ("Magellan" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited condensed consolidated financial statements of the Company have been presented on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As more fully described below, the Company has violated certain financial covenants on its debt obligations and is facing pending liquidity shortfalls. In addition, the Company has filed for voluntary relief under chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company, both during and after the Chapter 11 Cases (as defined below), to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the transition period from October 1, 2002 to December 31, 2002 and the notes thereto, which are included in the Company's Transition Report on Form 10-K filed with the SEC on August 12, 2003.

Change in Fiscal Year

        On May 14, 2003, the Company's Board of Directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. Throughout these unaudited condensed consolidated financial statements, references to the Company's historical financial information prior to December 31, 2002 will refer to the Company's former fiscal year end of September 30. For example, fiscal 2001 and 2002 correspond to the twelve-month periods ending September 30, 2001 and 2002, respectively. References to fiscal 2003 relate to the Company's fiscal year ending December 31, 2003. Certain reclassifications have been made to fiscal 2002 amounts to conform to fiscal 2003 presentation.

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

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises five members, with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on August 18, 2003 (the "Plan"). The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. However, there can be no assurance that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy. One creditor has informed the Company that it owns sufficient Senior Subordinated Notes (as defined below) to block such class of creditors' acceptance of the Plan, and has notified the Company that it intends to vote against the Plan.

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. On August 18, 2003, the Company filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement").

        Under the Plan, holders of the Company's $625.0 million of 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88.0% of the new common stock of reorganized Magellan (the "New Common Stock") or approximately 9.0 million shares of New Common Stock. Holders of the Company's $250.0 million of 9 3/8% Senior Notes due 2007 (the "Senior Notes') will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus cash equal to the accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the existing Senior Notes, will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, cash, New Common Stock equal to approximately 9.5% of reorganized Magellan or approximately 680,000 shares of New Common Stock, and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the New Common Stock or approximately 200,000 shares of New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the New Common Stock of the reorganized entity or approximately 50,000 shares of New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The distributions of New Common Stock under the Plan will be subject to the dilutive effects of the amount of New Common Stock issued in respect of a rights offering and a direct equity investment for approximately 34.4% of the reorganized entity (see below). Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock.

        Under the Plan, it is estimated that 49,637 shares of New Common Stock will be issued to the holders of the 35,318,926 shares of existing common stock or a ratio of approximately 1 share of New Common Stock for every 712 shares of existing common stock. No fractional shares or cash in lieu thereof will be issued or paid. For every share of New Common Stock received, holders of existing common stock will receive a warrant to purchase one additional share of New Common Stock at a purchase price that is approximately 2.9 times the estimated value of the New Common Stock upon emergence. The proposed distributions to the holders of existing preferred stock and common stock are conditioned on all classes of creditors accepting the Plan. The Company has been informed that one creditor who owns sufficient Senior Subordinated Notes to block such class from accepting the Plan intends to vote against the Plan. Under such circumstances, no distribution of New Common Stock will be made to holders of existing preferred stock or common stock, and such New Common Stock will be distributed to holders of general unsecured claims (other than Senior Notes claims). In light of the foregoing, as well as the uncertainty regarding the confirmation of the Plan by the Bankruptcy Court, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the existing common stock.

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

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter") to provide an exit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term of five years. The Exit Facility would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the existing Credit Agreement, to pay fees and expenses related to the Chapter 11 Cases, to make other cash payments contemplated by the Chapter 11 Cases, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary prior to Deutsche Bank's obligations thereunder. There is no assurance that the Company will satisfy such conditions or have such conditions waived and therefore no assurance can be given that the Company will be able to borrow under the Exit Facility.

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

Accounting Impact of Chapter 11 Filing

        The accompanying interim condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and on a going concern basis as discussed above.

        Liabilities subject to compromise in the accompanying condensed consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the Commencement Date that are owed to unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. Liabilities subject to compromise consisted of the following as of June 30, 2003 (in thousands):

Current liabilities subject to compromise:
Senior Subordinated Notes, in default	$625,000
Senior Notes, in default	250,000
Accrued interest on Senior Subordinated Notes	32,188
Accrued interest on Senior Notes	8,348
Contingent purchase price payable to Aetna (including accrued interest through Commencement Date)	60,296
Medical claims payable	35,519
Other current liabilities	110,560

$1,121,911

Non-current liabilities subject to compromise — other	$2,876

        In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense its capitalized deferred financing fees associated with the Senior Notes and Senior Subordinated Notes. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company has rejected certain leases for closed offices. To the extent the estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded, such difference has been recorded as a component of reorganization expense, in accordance with SOP 90-7. Furthermore, in accordance with SOP 90-7, reorganization expense includes the estimated interest income that the Company earned attributable to additional unrestricted cash balances that have accumulated as a result of the chapter 11 proceeding.

        The following table summarizes reorganization expense (benefit) for the periods indicated (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Continuing operations:
Deferred financing costs	$—	$18,459
Professional fees and expenses	5,276	9,907
Interest income	(353)	(393)
Net benefit from lease rejections	(372)	(268)

	$4,551	$27,705

Discontinued operations:
Net benefit from lease rejections	$(132)	$(3,167)

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

        Magellan obtained approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of the Company's behavioral health providers, customers, and employee wages, salaries, benefits and certain other employee obligations. The Company has been paying, and intends to continue to pay, such pre-petition claims in the ordinary course of business. However, in accordance with SOP 90-7, these pre-petition liabilities of the Debtors are classified as "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet at June 30, 2003 to the extent such liabilities have not been paid at that time.

        In accordance with SOP 90-7, Magellan is required to record its preferred stock at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, as of the Commencement Date the Company recorded a net $2.7 million adjustment in the three month period ended March 31, 2003, which is mainly composed of the write-off of unamortized issuance costs related to its redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2003. In addition, the Company stopped accruing preferred stock dividends subsequent to the Commencement Date.

        Based on the current terms of the Plan, the Company believes it would qualify for and be required to implement the "Fresh Start" accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a "fair value" basis for the carrying value of the assets and liabilities of reorganized Magellan. The application of "Fresh Start" accounting on the Company's consolidated financial statements may result in material changes in the amounts and classifications of the Company's non-current assets (including property and equipment and intangible assets); however, the potential impact cannot be determined at this time.

NOTE B—Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and other intangible assets, medical claims payable and legal liabilities. Actual results could differ from those estimates.

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended June 30, 2002 and 2003 approximated $383.6 million and $331.1 million, respectively, and approximated $762.7 million and $683.1 million for the six months ended June 30, 2002 and 2003, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $4.3 million and $2.2 million, for the three months ended June 30, 2002 and 2003, respectively, and approximately $8.3 million and $4.3 million during the six months ended June 30, 2002 and 2003, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. One of these subcontracts associated with TRICARE expired on April 30, 2003. See discussion of these subcontracts in "Significant Customers" below. The Company receives fixed fees for the management of the services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $3.6 million and $0.3 million as of December 31, 2002 and June 30, 2003, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

Significant Customers

        Net revenues from two of the Company's customers each exceeded ten percent of consolidated net revenues in each of the six-month periods ended June 30, 2002 and 2003.

        Net revenue from Aetna approximated $55.8 million and $46.9 million for the three months ended June 30, 2002 and 2003, respectively, and $117.1 million and $96.7 million for the six months ended June 30, 2002 and 2003, respectively. The current Aetna contract extends through December 31, 2005. See Note A—"General" for discussion of the contract extension with Aetna.

        Both the Company, through its wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and Premier Behavioral Systems of Tennessee, LLC ("Premier"), an unconsolidated joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company recognized approximately $59.6 million and $35.4 million of consolidated net revenue for the three months ended June 30, 2002 and 2003, respectively, and approximately $114.5 million and $85.2 million for the six months ended June 30, 2002 and 2003, respectively, in connection with the TennCare program. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling approximately $34.6 million and $5.3 million for the three months ended June 30, 2002 and 2003, respectively, and approximately $65.8 million and $29.0 million for the six months ended June 30, 2002 and 2003, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan made a capital contribution of approximately $0.9 million into Premier and Premier made a non-pro rata distribution of a like amount to the joint venture partner. Such capital contribution and distribution were completed in May 2003. It is uncertain as to what will happen to the Premier and/or TBH membership after December 31, 2003; however, the State of Tennessee has indicated that it plans to issue a request for proposals ("RFP") relating to the TennCare program. The State has also indicated that if the Company has not emerged from bankruptcy prior to the due date for the RFP, the Company will be precluded from participating in the selection process.

        The Company has had a significant concentration of business related to two separate subcontracts with health plans that contract with TRICARE. One of these contracts expired on April 30, 2003. The Company recognized net revenues from this TRICARE contract of $7.0 million and $1.9 million in the quarters ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2002 and 2003, the Company derived approximately $14.7 million and $9.6 million, respectively, of net revenue from this contract. The Company recognized net revenues from the second TRICARE contract of $11.6 million and $12.2 million in the quarters ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2002 and 2003, the Company derived approximately $23.6 million and $22.6 million, respectively, of net revenue from this contract. This contract extends through March 31, 2004. The health plan with which the Company has this contract has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $51.3 million and $59.4 million for the quarters ended June 30, 2002 and 2003, respectively, and approximately $94.5 million and $115.7 million for the six months ended June 30, 2002 and 2003, respectively. The Company has been notified that its contract with one of the counties will be terminated effective December 31, 2003. Revenue related to this one county totaled approximately $6.0 million and $6.9 million for the quarters ended June 30, 2002 and 2003, respectively, and approximately $11.8 million and $13.5 million for the six months ended June 30, 2002 and 2003, respectively.

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition In the first quarter of fiscal 2002, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units. The Company has determined that its reporting units are identical to its reporting segments. The Company selected September 1 as its annual measurement date under SFAS 142. The Company believes that no events have occurred during the quarter ended June 30, 2003 that would require re-evaluation of impairment during such quarter.

Intangible Assets

        At June 30, 2003, the Company had identifiable intangible assets (primarily customer agreements and lists, provider networks, and trademarks and copyrights) of approximately $60.1 million, net of accumulated amortization of approximately $60.3 million. During the three-month transition period ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in the Company changing the remaining useful lives of certain customer agreements and lists and provider networks. Such changes reflected management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three-month and six-month periods ended June 30, 2003 by $0.7 million and $2.5 million, respectively. Net income for such periods has been reduced by the same amounts, or $0.02 and $0.07 per diluted share for the three-month and six-month periods ended June 30, 2003, respectively. The remaining estimated useful lives at June 30, 2003 of the customer agreements and lists, provider networks, and trademarks and copyrights range from one to seventeen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of June 30, 2003. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, upon emergence from bankruptcy, the Company believes that it would be required to apply "Fresh Start" accounting, which could result in a significant change to the recorded values of the Company's long-lived assets.

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

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Company's deferred tax assets were fully reserved at December 31, 2002 and June 30, 2003.

        The Company's effective income tax rate increased to 366.8 percent for the six months ended June 30, 2003 from 42.3 percent for the six months ended June 30, 2002. The current year effective rate exceeds federal statutory rates primarily due to changes in estimates regarding the Company's anticipated utilization of net operating loss carryforwards that existed prior to its emergence from bankruptcy in 1992. Such changes in estimates occurred in the quarter ended June 30, 2003, due to the Company's finalization and amending of certain prior year income tax returns. Because the utilization of such pre-bankruptcy net operating loss carryforwards is subject to continued review and adjustment by the Internal Revenue Service, the Company fully reserves for any utilization of these carryforwards. The prior year effective rate exceeds federal statutory rates primarily due to the state income tax provision.

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which established new financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB 25 are required to make pro forma disclosures of net income and income per share as if the provisions of SFAS 123 had been applied. The Company has adopted SFAS on a pro forma disclosure basis.

        The Company discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". At June 30, 2003, the Company had stock-based employee incentive plans, which are described more fully in Note 7 in the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002. The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards.

        Reported and pro forma net income and net income per share amounts are set forth below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income, as reported	$4,309	$14,439	$10,624	$2,037
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(893)	(265)	(1,785)	(530)
Pro forma net income	$3,416	$14,174	$8,839	$1,507
Earnings (loss) per share:
Basic — as reported	$0.09	$0.41	$0.23	$(0.05)
Basic — pro forma	$0.06	$0.40	$0.18	$(0.06)
Diluted — as reported	$0.08	$0.35	$0.23	$(0.05)
Diluted — pro forma	$0.06	$0.34	$0.18	$(0.06)

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the six months ended June 30, 2002 and 2003 (in thousands):

	Six Months Ended June 30,
	2002	2003
Income tax paid (refunds received)	$748	$(579)

Interest paid	$45,545	$8,139

NOTE D—Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Numerator:
Income (loss) from continuing operations	$3,383	$13,389	$8,473	$(2,664)
Less preferred dividends	1,110	—	2,190	883
Less amortization of redeemable preferred stock issuance costs, and other	217	—	434	172
Less preferred stock reorganization items, net	—	—	—	2,668

Income (loss) from continuing operations available to common stockholders — basic	2,056	13,389	5,849	(6,387)
Add: presumed conversion of redeemable preferred stock	—	—	—	—

Income (loss) from continuing operations available to common stockholders — diluted	$2,056	$13,389	$5,849	$(6,387)

Denominator:
Weighted average common shares outstanding — basic	34,897	35,319	34,830	35,290
Common stock equivalents — stock options	576	—	613	—
Common stock equivalents — warrants	—	—	1	—
Common stock equivalents — redeemable preferred stock	—	6,300	—	—

Weighted average common shares outstanding — diluted	35,473	41,619	35,444	35,290

Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.06	$0.38	$0.17	$(0.18)

Diluted (diluted numerator/diluted denominator)	$0.06	$0.32	$0.17	$(0.18)

        Conversion of the redeemable preferred stock (see Note I—"Redeemable Preferred Stock") was not presumed for the three-month periods or the six-month periods ended June 30, 2002 or the six-month period ended June 30, 2003 due to its anti-dilutive effect. Certain stock options and warrants which were outstanding during the three-month period or the six-month period ended June 30, 2002 were not included in the computation of diluted earnings per share because of their anti-dilutive effect. Because the Company has reported a loss from continuing operations during the six months ended June 30, 2003, no common stock equivalents have been included in the computation of weighted average common shares outstanding for the six months ended June 30, 2003.

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

Specialty Managed Healthcare Segment

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest comprised by the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into in connection with the specialty managed healthcare segment; however, the Company is obligated to satisfy lease agreements, subject to the Chapter 11 proceedings, for which the Company believes it has adequate reserves at June 30, 2003.

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

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activity related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three-month and six-month periods ended June 30, 2002 and 2003. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Healthcare Provider and Franchising Segments
Net revenue (1)	$4,440	$53	$6,805	$73

Salaries, cost of care and other operating expenses (2)	1,809	907	2,902	1,122
Other expenses (income) (3)(4)	886	(1,462)	1,334	(1,895)
Reorganization expense (5)	—	87	—	344

Net income (loss)	$1,745	$521	$2,569	$502

Specialty Managed Healthcare Segment
Net revenue	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	—	—	(304)	—
Other expenses (income) (3)(4)	819	(310)	722	(636)
Reorganization benefit (5)	—	(219)	—	(3,511)

Net income (loss)	$(819)	$529	$(418)	$4,147

Human Services Segment
Net revenue	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	—	—	—	—
Other expenses (income) (3)(4)	—	—	—	(52)

Net income (loss)	$—	$—	$—	$52

Discontinued Operations—Combined
Net revenue (1)	$4,440	$53	$6,805	$73

Salaries, cost of care and other operating expenses (2)	1,809	907	2,598	1,122
Other expenses (income) (3)(4)	1,705	(1,772)	2,056	(2,583)
Reorganization benefit (5)	—	(132)	—	(3,167)

Net income	$926	$1,050	$2,151	$4,701

(1)
Amounts primarily represent positive settlements of certain outstanding Medicare and Medicaid cost reports.

(2)
Amount for the three and six months ended June 30, 2003 includes changes in estimates of certain accrued liabilities.

(3)
Interest expense has not been allocated to discontinued operations.

(4)
Includes provision (benefit) for income taxes and (income) loss from disposal of discontinued operations.

(5)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as reorganization expense (benefit).

        During the quarter ended June 30, 2003, the Company sold a hospital facility that resulted in a gain of $0.7 million, net of tax, and received cash as a final distribution associated with a discontinued provider joint venture that resulted in a gain of $0.8 million, net of tax. The remaining assets and liabilities of the healthcare provider and franchising segments at June 30, 2003 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) accounts receivable of $0.1 million; (iv) investment in provider joint ventures of $1.2 million; (v) hospital-based real estate of $2.4 million; (vi) debt of $6.4 million related to the hospital-based real estate that has been classified as current given a default; and (vii) accounts payable and accrued liabilities of $6.5 million (of which approximately $4.8 million is included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet in accordance with SOP 90-7).

        The Company is also subject to inquiries and investigations from governmental agencies and other legal contingencies related to the operating and business practices of the healthcare provider segment prior to June 17, 1997. See Note F—"Commitments and Contingencies".

        The remaining assets and liabilities of the specialty managed healthcare segment at June 30, 2003 include, among other things, (i) reserve related to the discontinuance of operations of $1.9 million and (ii) accounts payable and accrued liabilities of $0.6 million. These liabilities are included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet in accordance with SOP 90-7.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance December 31, 2002	Payments	Reorganization Expense (Benefit)(1)	Balance June 30, 2003
Lease exit costs	$5,809	$(371)	$(3,511)	$1,927

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices for the specialty managed healthcare segment. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as a component of reorganization expense (benefit) from discontinued operations in the accompanying condensed consolidated statements of operations.

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

        The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $0.25 million per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $0.5 million per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for the one-year period from June 17, 2002 to June 16, 2003. These policies were also written on a "claims-made" basis, and were subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care liability and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2003 to June 16, 2004. The policies are also written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, as well as portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

Regulatory Issues

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. Subsequent to the Commencement Date, the Company began settlement negotiations with the Department of Justice concerning its inquiries. The Company believes that it will reach a settlement with the Department of Justice, which will include a release from all claims related to its inquiries, prior to the conclusion of the Chapter 11 Cases. As of June 30, 2003, the Company has recorded reserves related to this matter at an amount that it believes is adequate based upon the nature of the aforementioned inquires and based upon the status of the settlement discussions.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. The Company incurred approximately $0.9 million in operating costs during both the three months ended June 30, 2002 and 2003, and approximately $2.1 million and $1.8 million during the six months ended June 30, 2002 and 2003, respectively. Capital expenditures related to HIPAA were approximately $0.6 million for both the three months ended June 30, 2002 and 2003, and approximately $1.1 million for both the six months ended June 30, 2002 and 2003.

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

Unclaimed Property

        Several states have initiated audits of the Company's filings related to unclaimed property under escheat laws. A single firm that specializes in unclaimed property audits is conducting the audits on behalf of such states. In general, state escheat statutes allow the examination of unclaimed property filings to extend back ten years or more. The Company has recorded estimated reserves for potential unclaimed property liabilities pertaining to its continuing operations. The Company is also analyzing its potential unclaimed property exposure related to discontinued operations. However, such amounts are not considered probable and estimable at this time, and no discontinued operations reserves related to unclaimed property have been recorded at June 30, 2003.

NOTE G—Special Charges

        During fiscal 2000 the Company incurred special charges related to the closure of certain provider offices and restructuring of the corporate function and certain managed behavioral healthcare office sites. At June 30, 2003, outstanding liabilities of approximately $0.8 million related to such activities are included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance December 31, 2002	Payments	Adjustments	Reorganization Expense (Benefit) (1)	Balance June 30, 2003
Lease termination and other costs	$1,890	$(299)	$(22)	$(781)	$788

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "reorganization expense, net" in the accompanying condensed consolidated statements of operations.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $3.7 million being recorded during the six months ended June 30, 2002. The special charges for fiscal 2002 consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The remaining employee termination costs are expected to be paid in full by April 30, 2004. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At June 30, 2003, outstanding liabilities of approximately $0.7 million related to the 2002 Restructuring Plan are included in "current liabilities subject to compromise" in the accompanying condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance December 31, 2002	Payments	Adjustments	Reorganization Expense (Benefit)(1)	Balance June 30, 2003
Employee severance and termination benefits	$823	$(487)	$—	$—	$336
Lease termination and other costs	436	(101)	(3)	(3)	329

	$1,259	$(588)	$(3)	$(3)	$665

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "reorganization expense" in the accompanying condensed consolidated statements of operations.

        In June 2002, the Company implemented a new business improvement initiative named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of (a) $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities and other associated activities. Of the $3.9 million of special charges recognized during fiscal 2002, $0.5 million were recognized during the three months ended June 30, 2002.

        During the three months ended December 31, 2002, the Company's ABI initiative resulted in the recognition of special charges of (a) $2.0 million to terminate 172 employees that comprised both field operational and corporate personnel, and (b) $0.5 million to downsize and close excess facilities and other associated activities. At December 31, 2002, outstanding liabilities related to ABI totaled $3.1 million.

        During the six months ended June 30, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $1.9 million to terminate an additional 73 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $1.9 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees during the six months ended June 30, 2003, with all of the terminations completed by June 30, 2003. All employee termination costs accrued and unpaid as of June 30, 2003 are expected to be paid in full by September 30, 2004. The other special charges primarily represent costs to downsize and close one additional leased facility. These closure and exit costs include payments required under the lease contract (less any applicable existing or estimated sublease income) after the property was abandoned, write-offs of leasehold improvements related to the facility and other related expenses. At June 30, 2003, outstanding liabilities of approximately $1.5 million related to ABI are included in the accompanying condensed consolidated balance sheet, with liabilities of $0.1 million included in "accrued liabilities" and $1.4 million in "current liabilities subject to compromise" in accordance with SOP 90-7.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2002	Additions	Payments	Reorganization Expense (Benefit)(1)	Balance June 30, 2003
Employee severance and termination benefits	$1,963	$1,874	$(2,979)	$—	$858
Lease termination and other costs	1,116	132	(414)	(202)	632

	$3,079	$2,006	$(3,393)	$(202)	$1,490

(1)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "reorganization expense" in the accompanying condensed consolidated statements of operations.

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the three months ended June 30, 2003, PIP resulted in the recognition of special charges of (a) $1.2 million to terminate 224 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close one facility. The employee termination costs of $1.2 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees during the three months ended June 30, 2003, with all terminations expected to be completed by January 2004. All termination costs associated with those employees terminated during the three months ended June 30, 2003 are expected to be paid in full by August 2004. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the liability for termination costs for those employees required to render service until they are terminated that exceeds the minimum retention period (defined as 60 days) is being recognized ratably over the future service period. The Company has estimated that additional termination costs of $1.7 million related to those employees terminated during the three months ended June 30, 2003 will be recognized throughout the remainder of fiscal 2003. The other special charges of $0.1 million represent costs to downsize and close one leased facility. These closure and exit costs include payments required under the lease contract (less any applicable existing and/or estimated sublease income) after the property is abandoned, write-off of leasehold improvements related to the facility and other related expenses. At June 30, 2003, outstanding liabilities of approximately $1.2 million related to PIP are included in the accompanying June 30, 2003 condensed consolidated balance sheet, with the liability for employee severance and termination benefits included in "accrued liabilities" and the liability for lease termination and other costs included in "current liabilities subject to compromise" in accordance with SOP 90-7.

        The following table provides a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Balance December 31, 2002	Additions	Payments	Balance June 30, 2003
Employee severance and termination benefits	$—	$1,257	$(150)	$1,107
Lease termination and other costs	—	65	(4)	61

	$—	$1,322	$(154)	$1,168

        As part of PIP, the Company has identified eight other leased facilities, including regional service centers and staff offices, which will be closed during the remainder of fiscal 2003. The Company anticipates rejecting certain of these leases as part of the bankruptcy proceedings. In accordance SFAS 146, the Company will accrue as special charges the estimated cost incurred in exiting these excess leased facilities at the time such facilities are vacated. The Company estimates total cost to be incurred in relation to exiting these leases will range from $2.4 million to $3.4 million.

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the six months ended June 30, 2003 includes $0.2 million for the cost of outside consultants. Also included in special charges for the six months ended June 30, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

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

        Public.    The Company provides managed behavioral healthcare services to Medicaid recipients through direct contracts with state and local governmental agencies. Public's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier, a joint venture in which the Company owns a 50 percent interest.

        Corporate and Other.    This segment of the Company primarily comprises operational support functions such as claims administration, network services, sales and marketing, and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, reorganization expense, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended June 30, 2002
Net revenue	$237,187	$57,212	$142,667	$—	$437,066
Cost of care	141,322	19,311	119,710	—	280,343
Direct service costs	42,423	21,029	10,255	—	73,707
Other operating expenses	—	—	—	40,115	40,115
Equity in (earnings) loss of unconsolidated subsidiaries	(4,327)	—	4,187	—	(140)
Segment profit (loss)	$57,769	$16,872	$8,515	$(40,115)	$43,041
Three Months Ended June 30, 2003
Net revenue	$214,547	$48,655	$127,068	$—	$390,270
Cost of care	135,050	12,283	103,276	—	250,609
Direct service costs	30,845	18,889	10,242	—	59,976
Other operating expenses	—	—	—	40,991	40,991
Equity in (earnings) loss of unconsolidated subsidiaries	(1,603)	—	419	—	(1,184)
Segment profit (loss)	$50,255	$17,483	$13,131	$(40,991)	$39,878
Six Months Ended June 30, 2002
Net revenue	$486,670	$115,984	$272,331	$—	$874,985
Cost of care	299,958	38,537	226,519	—	565,014
Direct service costs	84,501	41,784	20,422	—	146,707
Other operating expenses	—	—	—	78,060	78,060
Equity in (earnings) loss of unconsolidated subsidiaries	(7,672)	—	3,185	—	(4,487)
Segment profit (loss)	$109,883	$35,663	$22,205	$(78,060)	$89,691
Six Months Ended June 30, 2003
Net revenue	$433,385	$100,202	$265,657	$—	$799,244
Cost of care	265,310	26,417	218,930	—	510,657
Direct service costs	64,337	38,807	20,923	—	124,067
Other operating expenses	—	—	—	85,691	85,691
Equity in (earnings) loss of unconsolidated subsidiaries	(2,954)	—	1,155	—	(1,799)
Segment profit (loss)	$106,692	$34,978	$24,649	$(85,691)	$80,628

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Segment profit	$43,041	$39,878	$89,691	$80,628
Depreciation and amortization	(12,192)	(11,020)	(23,320)	(24,672)
Interest expense	(24,625)	(4,938)	(49,059)	(26,726)
Interest income	1,042	676	2,088	1,503
Reorganization expense	—	(4,551)	—	(27,705)
Special charges	(1,329)	(387)	(4,705)	(2,092)

Income from continuing operations before income taxes and minority interest	$5,937	$19,658	$14,695	$936

NOTE I—Redeemable Preferred Stock, Subject to Compromise

TPG Investment

        On December 5, 1999, TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") purchased approximately $59.1 million of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock (the "TPG Investment"). The Option expired, without being exercised, on August 19, 2002. Net proceeds from issuance of the Series A Preferred Stock were $54.8 million. Approximately 50 percent of the net proceeds received from the issuance of the Series A Preferred Stock was used to reduce debt outstanding under the Term Loan Facility with the remaining 50 percent of the proceeds being used for general corporate purposes. The Series A Preferred Stock carries a dividend of 6.5 percent per annum, payable in quarterly installments in cash or common stock, subject to certain conditions. Dividends not paid in cash or common stock accumulate. Accumulated dividends are payable only in cash. No dividends have been paid to the holders of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $9.375 per share (which would result in approximately 6.3 million shares of common stock if all of the currently issued Series A Preferred Stock were to convert) and carries "as converted" voting rights. The Company must redeem the Series A Preferred Stock, plus accrued and unpaid dividends thereon on December 15, 2009.

        TPG has the right to nominate three representatives to the Company's Board of Directors. As of August 1, 2003, TPG had two representatives on the Company's seven-member Board of Directors.

        Under the Plan, the redeemable preferred stock is subject to compromise. In accordance with SOP 90-7, the Company ceased accruing preferred stock dividends as of the Commencement Date. Also, in accordance with SOP 90-7, in order to record the Series A Preferred Stock at the claim amount that the Company expects will be allowed by the Bankruptcy Court, Magellan reclassified into additional paid-in capital the net deferred issuance costs associated with the Series A Preferred Stock.

        The TPG Investment is reflected under the caption "redeemable preferred stock, including accrued dividends (subject to compromise)" in the Company's condensed consolidated balance sheets as follows (in thousands):

	December 31, 2002	June 30, 2003
Redeemable convertible preferred stock:
Series A — stated value $1, 87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B — stated value $1, 60 shares authorized, none issued and outstanding	—	—
Series C — stated value $1, 60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Accumulated unpaid dividends on Series A Preferred Stock	12,819	13,703
Issuance costs (net of accumulated amortization), and other	(2,839)	—

	$69,043	$72,766

NOTE J—Condensed Combined Financial Statements of Debtors In Possession

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In thousands)

        In accordance with SOP 90-7, presented below are the condensed combined financial statements as of June 30, 2003 of the Debtors (Magellan Health Services, Inc. and 88 of its subsidiaries) that filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company's condensed consolidated financial statements.

ASSETS
Current assets:
Cash and cash equivalents	$125,172
Accounts receivable, less allowance for doubtful accounts of $3,469 at June 30, 2003	55,586
Restricted cash, investments and deposits	10,603
Refundable income taxes	1,575
Other current assets	26,997

Total current assets	219,933
Property and equipment, net	75,463
Investments in non-Debtor subsidiaries	6,255
Investments in unconsolidated subsidiaries	14,110
Other long-term assets	19,873
Goodwill, net	499,867
Intangible assets, net	60,086

$895,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
Accounts payable	$6,687
Accrued liabilities	33,005
Medical claims payable	78,223
Debt in default and current maturities of capital lease obligations	169,622

Total current liabilities not subject to compromise	287,537
Current liabilities subject to compromise	1,121,911

Total current liabilities	1,409,448

Long-term capital lease obligations, not subject to compromise	1,829

Long-term liabilities subject to compromise	2,876

Due to related parties, net	6,951

Commitments and contingencies
Redeemable preferred stock subject to compromise	72,766

Stockholders' equity (deficit), net	(598,283)

$895,587

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30, 2003	For the Period March 11, 2003 Through June 30, 2003
Net revenue	$233,007	$288,056

Cost and expenses:
Salaries, cost of care and other operating expenses	189,833	241,145
Equity in earnings of unconsolidated subsidiaries	(1,184)	(1,605)
Depreciation and amortization	10,965	14,091
Interest expense	4,017	5,019
Interest income	(314)	(404)
Reorganization expense, net	4,551	24,791
Special charges	387	1,003

	208,255	284,040

Income from continuing operations before income taxes	24,752	4,016
Provision for income taxes	7,759	7,804

Income (loss) from continuing operations	16,993	(3,788)
Discontinued operations:
Loss from discontinued operations	(916)	(890)
Income on disposal of discontinued operations	960	1,181
Reorganization benefit, net	132	3,167

	176	3,458

Net income (loss)	$17,169	$(330)

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

For the Period March 11, 2003 Through June 30, 2003
Cash flows from operating activities:
Net loss	$(330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(861)
Depreciation and amortization	14,091
Equity in earnings of unconsolidated subsidiaries	(1,605)
Non-cash reorganization expense	15,002
Non-cash interest expense	1,307
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	7,874
Restricted cash, investments and deposits	(90)
Other assets	(15,743)
Accounts payable and other accrued liabilities	26,307
Medical claims payable	19,215
Income taxes payable and deferred income taxes	453
Net cash flows related to unconsolidated subsidiaries	(870)
Net cash flows related to non-Debtor subsidiaries	(320)
Other liabilities	101
Other	1,153

Total adjustments	66,014

Net cash provided by operating activities	65,684

Cash flows from investing activities:
Capital expenditures	(5,322)
Acquisitions and investments in businesses, net of cash acquired	(1,360)
Proceeds from sale of assets, net of transaction costs	1,776

Net cash used in investing activities	(4,906)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	24
Payments on debt and capital lease obligations	(1,375)
Net transfers from related parties	8,794

Net cash provided by financing activities	7,443

Net increase in cash and cash equivalents	68,221
Cash and cash equivalents at beginning of period	56,951

Cash and cash equivalents at end of period	$125,172

NOTE K—Subsequent Event

        Subsequent to June 30, 2003, the Board of Directors adopted and the Bankruptcy Court approved the Key Employee Retention Program ("KERP"). The purpose of KERP is to provide supplemental compensation to certain employees, including certain executive members of management, in order to retain such employees through the Company's financial restructuring process. KERP supplemental compensation awards range up to fifty percent of base salary and will be paid 33 percent on July 31, 2003, and the remainder 45 days after consummation of the plan of reorganization.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of operations of Magellan should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this quarterly report and in the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002.

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

  •
  the Company's ability to attract and retain key personnel;

  •
  fluctuations in the Company's operating results;

  •
  dependence on government spending for managed healthcare and the possible impact of healthcare reform;

  •
  claims for professional liability;

  •
  future regulatory or legislative changes;

  •
  the impact of competition;

  •
  access to sufficient debt or equity capital to meet its operating and financing needs; and

  •
  catastrophic events.

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002. When used in this Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises five members, with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on August 18, 2003 (the "Plan"). Prior to the commencement date of its Chapter 11 Cases, the Company negotiated the terms of a financial restructuring which was incorporated in the original plan of reorganization filed with the Bankruptcy Court on March 11, 2003 ("Original Plan"). Prior to the commencement date of the Chapter 11 Cases, the Company entered into lock-up and voting agreements for the support of the

Original Plan that the Company executed with holders of 52% of the 9 3/8% Senior Notes due 2007 (the "Senior Notes"), 35% of the 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and 47.5% of its senior secured debt. In connection with the execution of an equity commitment letter with Onex Corporation (the "Equity Investor"), as described below, which was supported by the Official Committee and the agent for the Company's senior lenders, certain modifications were made to the Original Plan as incorporated in the Plan. As a result, the counterparties may terminate such lock-up and voting agreements thereto because certain conditions have not been met. The Official Committee has stated that they support the Plan. The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. Notwithstanding the foregoing, there can be no assurance that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy. One creditor has informed the Company that it owns sufficient Senior Subordinated Notes to block such class of creditors' acceptance of the Plan, and has notified the Company that it intends to vote against the Plan. If the class of claims holders of Senior Subordinated Notes does not vote to accept the Plan, the Company believes that it will be able to confirm the Plan under the applicable provisions of the Bankruptcy Code. There can be no assurance, however, that the Company will be able to do so.

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

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. On August 18, 2003, the Company filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement"). Copies of the Plan and Disclosure Statement have been filed as Exhibits to this Form 10-Q.

        Under the Plan, holders of the Company's $625.0 million of Senior Subordinated Notes will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88.0% of the new common stock of reorganized Magellan (the "New Common Stock") or approximately 9.0 million shares of New Common Stock. Holders of the Company's $250.0 million of Senior Notes will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus cash equal to the accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the existing Senior Notes, will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, cash, New Common Stock equal to approximately 9.5% of reorganized Magellan or approximately 680,000 shares of New Common Stock, and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the New Common Stock or approximately 200,000 shares of New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the New Common Stock of the reorganized entity or approximately 50,000 shares of New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The distributions of New Common Stock under the Plan will be subject to the dilutive effects of the amount of New Common Stock issued in respect of a rights offering and a direct equity investment for approximately 34.4% of the reorganized entity (see below). Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock.

        Under the Plan, it is estimated that 49,637 shares of New Common Stock will be issued to the holders of the 35,318,926 shares of existing common stock or a ratio of approximately 1 share of New Common Stock for every 712 shares of existing common stock. No fractional shares or cash in lieu thereof will be issued or paid. For every share of New Common Stock received, holders of existing common stock will receive a warrant to purchase one additional share of New Common Stock at a purchase price that is approximately 2.9 times the estimated value of the New Common Stock upon emergence. The proposed distributions to the holders of existing preferred stock and common stock are conditioned on all classes of creditors accepting the Plan. The Company has been informed that one creditor who owns sufficient Senior Subordinated Notes to block such class from accepting the Plan intends to vote against the Plan. Under such circumstances, no distribution of New Common Stock will be made to holders of existing preferred stock or common stock, and such New Common Stock will be distributed to holders of general unsecured claims (other than Senior Notes claims). In light of the foregoing, as well as the uncertainty regarding the confirmation of the Plan by the Bankruptcy Court, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the existing common stock.

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

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter") to provide an exit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term of five years. The Exit Facility would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the existing Credit Agreement, to pay fees and expenses related to the Chapter 11 Cases, to make other cash payments contemplated by the Chapter 11 Cases, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary prior to Deutsche Bank's obligations thereunder. There is no assurance that the Company will satisfy such conditions or have such conditions waived and therefore no assurance can be given that the Company will be able to borrow under the Exit Facility.

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

        Due to Magellan's chapter 11 filing, the condensed consolidated financial statements in this Form 10-Q have been prepared in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, the consolidated financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the Company's ongoing operations. In accordance with SOP 90-7, the Company has presented "liabilities subject to compromise" at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings. Such amounts are subject to future adjustments. Also, the Company has recorded as "reorganization expense" the write-off of deferred financing fees associated with the Senior Notes and the Senior Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process. Magellan plans to continue to operate in the ordinary course of business during the reorganization process under chapter 11 of the Bankruptcy Code; however, there can be no assurance in this regard. Bankruptcy Court approval of the Company's Plan could materially change the amounts and classifications reported in the condensed consolidated financial statements. Additionally, the Company may, subject to Bankruptcy Court approval, if required, or as permitted in the normal course of business, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Based on the current terms of the Plan, the Company believes it would qualify for and be required to implement the "Fresh Start" accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a "fair value" basis for the carrying value of the assets and liabilities of reorganized Magellan. The application of "Fresh Start" accounting on the Company's consolidated financial statements may result in material changes in the amounts and classifications of the Company's non-current assets (including property and equipment and intangible assets); however, the potential impact cannot be determined at this time.

Fiscal Year Change

        On May 14, 2003, the Board of Directors of Magellan approved a change in the Company's fiscal year end. Instead of a fiscal year ending September 30, the Company adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. As a result of this change, Magellan filed a Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002 on August 12, 2003.

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

        At June 30, 2003, the Company managed behavioral healthcare benefits of approximately 59.5 million covered lives, which is a decline of 6.9 million covered lives from March 31, 2003. The reduction in covered lives is mainly attributable to the implementation of the new Aetna contract that resulted in the Company changing the way that its reports the Aetna membership it serves. Aetna pays the Company for ASO members on a per product basis based on estimates of the number of its members that receive various ASO products. In certain instances, there are members that are served with more than one product, and the Company received more than one payment with respect to such members. Under the new agreement with Aetna, the Company will be reimbursed on a per ASO member basis with blended rates that reflect the product use, which results in substantially equivalent revenue but lower membership counts. Beginning with the quarter ended June 30, 2003 the Company has started reporting the lower membership totals related to Aetna based on current estimates, which has resulted in a 5.5 million reduction in covered lives reported by the Company. This reduction in reported Aetna membership does not result in lower revenue.

        Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Health Plan Solutions Group ("Health Plans"); (ii) Workplace Group ("Workplace"); (iii) Public Solutions Group ("Public"); and (iv) Corporate and Other.

Health Plans

        The Company provides managed behavioral healthcare services primarily to beneficiaries of managed care companies, health insurers and other health plans. Health Plans' contracts encompass both risk-based and ASO contracts. Although certain large health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare organizations such as the Company. In the Health Plans segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan) for which the behavioral healthcare services have been carved out to the Company.

        During the three months ended June 30, 2002 and 2003 the Company derived approximately $55.8 million and $46.9 million, respectively, of net revenue from its contract with Aetna, Inc. ("Aetna"), with the majority of such revenue associated with the Health Plans segment. During the six months ended June 30, 2002 and 2003 the Company derived approximately $117.1 million and $96.7 million, respectively, of net revenue from its contract with Aetna. The decline in Aetna revenue of approximately $20.4 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during calendar 2002 and the first six months of 2003 in an effort to exit less profitable businesses.

        As described above, as part of, and subject to, consummation of the Plan, Aetna and Magellan have agreed to renew their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005.

        The Company has had a significant concentration of business related to two separate subcontracts with health plans that contract with TRICARE. One of these contracts expired on April 30, 2003. The Company recognized net revenues from this TRICARE contract of $7.0 million and $1.9 million in the quarters ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2002 and 2003, the Company derived approximately $14.7 million and $9.6 million, respectively, of net revenue from this contract. The decline in revenue associated with this TRICARE contract of approximately $5.1 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is mainly due to the expiration of this contract on April 30, 2003. The Company recognized net revenues from the second TRICARE contract of $11.6 million and $12.2 million in the quarters ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2002 and 2003, the Company derived approximately $23.6 million and $22.6 million, respectively, of net revenue from this contract. This contract extends through March 31, 2004. The health plan with which the Company maintains this contract has not included the Company as a subcontractor in its bid to the government for a contract beyond such date.

        Choice Behavioral Health Partnership ("Choice"), in which the Company previously had a fifty percent interest, also is a subcontractor with respect to TRICARE. All of Choice's revenues are derived from its subcontract with respect to TRICARE. Such subcontract expired on June 30, 2003. Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company would continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company would be paid $150,000 per month for the extension period up to a maximum of twelve months. Choice's subcontract has been extended on a monthly basis at least through August 2003.

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

Workplace

        The Company's Workplace segment mainly provides EAP services and integrated products primarily to employers, including corporations and governmental agencies. In addition, the Workplace segment provides ASO products to certain Health Plan customers, including Aetna.

Public

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

        Both the Company, through its wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and Premier Behavioral Systems of Tennessee, LLC ("Premier"), an unconsolidated joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company recognized approximately $59.6 million and $35.4 million of consolidated net revenue for the three months ended June 30, 2002 and 2003, respectively, and approximately $114.5 million and $85.2 million for the six months ended June 30, 2002 and 2003, respectively, in connection with the TennCare program. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling approximately $34.6 million and $5.3 million for the three months ended June 30, 2002 and 2003, respectively, and approximately $65.8 million and $29.0 million for the six months ended June 30, 2002 and 2003, respectively. The decline in revenue associated with the TennCare program was primarily the result of the reduction in revenue associated with services no longer performed on behalf of Premier due to a program change, which reduction was partially offset by increases in rates. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan made a capital contribution of approximately $0.9 million into Premier and Premier made a non-pro rata distribution of a like amount to the joint venture partner. Such capital contribution and distribution were completed in May 2003. It is uncertain as to what will happen to the Premier and/or TBH membership after December 31, 2003; however, the State of Tennessee has indicated that it plans to issue a request for proposals ("RFP") relating to the TennCare program. The State has also indicated that if the Company has not emerged from bankruptcy prior to the due date for the RFP, the Company will be precluded from participating in the selection process.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $51.3 million and $59.4 million for the quarters ended June 30, 2002 and 2003, respectively, and approximately $94.5 million and $115.7 million for the six months ended June 30, 2002 and 2003, respectively. The Company has been notified that its contract with one of the counties will be terminated effective December 31, 2003. Revenue related to this one county totaled approximately $6.0 million and $6.9 million for the quarters ended June 30, 2002 and 2003, respectively, and approximately $11.8 million and $13.5 million for the six months ended June 30, 2002 and 2003, respectively.

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended June 30, 2002 and 2003 approximated $383.6 million and $331.1 million, respectively, and approximated $762.7 million and $683.1 million for the six months ended June 30, 2002 and 2003, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $4.3 million and $2.2 million, for the three months ended June 30, 2002 and 2003, respectively, and approximately $8.3 million and $4.3 million during the six months ended June 30, 2002 and 2003, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under two separate subcontracts with health plans that contract with TRICARE. One of these subcontracts associated with TRICARE expired on April 30, 2003. See discussion of these subcontracts in "Health Plans" above. The Company receives fixed fees for the management of the services, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, for reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $3.6 million and $0.3 million as of December 31, 2002 and June 30, 2003, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

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

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. In the first quarter of fiscal 2002, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units. The Company has determined that its reporting units are identical to its reporting segments. The Company selected September 1 as its annual measurement date under SFAS 142. The Company believes that no events have occurred during the quarter ended June 30, 2003 that would require re-evaluation of impairment during such quarter.

Intangible Assets

        At June 30, 2003, the Company had identifiable intangible assets (primarily customer agreements and lists, provider networks and trademarks and copyrights) of approximately $60.1 million, net of accumulated amortization of approximately $60.3 million. During the quarter ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in the Company changing the remaining useful lives of certain customer agreements and lists and provider networks. Such changes reflected management's updated best estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three-month and six-month periods ended June 30, 2003 by $0.7 million and $2.5 million, respectively. Net income for such periods has been reduced by the same amounts, or $0.02 and $0.07 per diluted share for the three-month and six-month periods ended June 30, 2003, respectively. The remaining estimated useful lives at June 30, 2003 of the customer agreements and lists, provider networks, and trademarks and copyrights range from one to seventeen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of June 30, 2003. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. In addition, upon emergence from bankruptcy, the Company believes that it would be required to apply "Fresh Start" accounting, which could result in a significant change to the recorded values of the Company's long-lived assets.

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

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Company's deferred tax assets were fully reserved at December 31, 2002 and June 30, 2003.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" (the "Interpretation"). The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is required to adopt the provisions of the Interpretation effective July 1, 2003. The Company is currently evaluating the effects of the issuance of the Interpretation on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and therefore the Company has applied the provisions of SFAS 146 to its exit activities subsequent to that date.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, reorganization expense, income taxes and minority interest ("Segment Profit"). See Note H—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended June 30, 2002
Net revenue	$237.2	$57.2	$142.7	$—	$437.1
Cost of care	141.3	19.3	119.7	—	280.3
Direct service costs	42.4	21.0	10.3	—	73.7
Other operating expenses	—	—	—	40.1	40.1
Equity in (earnings) loss of unconsolidated subsidiaries	(4.3)	—	4.2	—	(0.1)
Segment profit (loss)	$57.8	$16.9	$8.5	$(40.1)	$43.1
Three Months Ended June 30, 2003
Net revenue	$214.5	$48.7	$127.1	$—	$390.3
Cost of care	135.0	12.3	103.3	—	250.6
Direct service costs	30.8	18.9	10.3	—	60.0
Other operating expenses	—	—	—	41.0	41.0
Equity in (earnings) loss of unconsolidated subsidiaries	(1.6)	—	0.4	—	(1.2)
Segment profit (loss)	$50.3	$17.5	$13.1	$(41.0)	$39.9
Six Months Ended June 30, 2002
Net revenue	$486.7	$116.0	$272.3	$—	$875.0
Cost of care	300.0	38.5	226.5	—	565.0
Direct service costs	84.5	41.8	20.4	—	146.7
Other operating expenses	—	—	—	78.1	78.1
Equity in (earnings) loss of unconsolidated subsidiaries	(7.7)	—	3.2	—	(4.5)
Segment profit (loss)	$109.9	$35.7	$22.2	$(78.1)	$89.7
Six Months Ended June 30, 2003
Net revenue	$433.4	$100.2	$265.7	$—	$799.3
Cost of care	265.3	26.4	219.0	—	510.7
Direct service costs	64.4	38.8	20.9	—	124.1
Other operating expenses	—	—	—	85.7	85.7
Equity in (earnings) loss of unconsolidated subsidiaries	(3.0)	—	1.2	—	(1.8)
Segment profit (loss)	$106.7	$35.0	$24.6	$(85.7)	$80.6

Quarter ended June 30, 2003 ("Current Year Quarter"), compared to the quarter ended June 30, 2002 ("Prior Year Quarter")

Health Plans.

Net Revenue

        Net revenue related to the Health Plans segment decreased by 9.6 percent or $22.7 million to $214.5 million for the Current Year Quarter from $237.2 million for the Prior Year Quarter. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $8.2 million, terminated contracts of $27.9 million, lower performance revenue of $2.4 million (see below), contract changes (mainly risk to non-risk) of $7.9 million, which decreases were partially offset by net increases in rates of $6.3 million, net increased membership from existing customers (excluding Aetna) of $5.7 million, the recognition of $6.9 million of revenue from the Company's agreement with respect to its withdrawal from the Choice partnership, new business of $4.7 million and other net changes.

        Performance-based revenues for the Health Plans segment were $4.0 million and $1.6 million for the quarters ended June 30, 2002 and 2003, respectively. The decrease is primarily due to the Prior Year Quarter including performance revenue for a contract that no longer has performance revenue terms.

Cost of Care

        Cost of care decreased by 4.5 percent or $6.3 million to $135.0 million for the Current Year Quarter from $141.3 million for the Prior Year Quarter. The decrease in cost of care is primarily due to a reduction in care under the Company's contract with Aetna (mainly due to decreased membership) of $5.6 million, terminated contracts of $19.0 million and net contract changes (mainly risk to non-risk) of $6.5 million, which decreases were partially offset by net increased membership from existing customers (excluding Aetna) of $0.9 million, estimated higher costs due to care trends and other net changes of $23.2 million and new business of $0.7 million. Cost of care increased as a percentage of risk revenue from 70.6 percent in the Prior Year Quarter to 79.2 percent in the Current Year Quarter, mainly due to unfavorable care trends.

Direct Service Costs

        Direct service costs decreased by 27.4 percent or $11.6 million to $30.8 million for the Current Year Quarter from $42.4 million for the Prior Year Quarter. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 17.9 percent for the Prior Year Quarter to 14.4 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Quarter.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) loss of unconsolidated subsidiaries decreased 62.8 percent or $2.7 million to $(1.6) million for the Current Year Quarter from $(4.3) million for the Prior Year Quarter. The decrease relates to the Company's withdrawal from the Choice partnership as of the end of October 2002, with equity in earnings of Choice totaling $(2.7) million for the Prior Year Quarter.

Workplace.

Net Revenue

        Net revenue related to the Workplace segment decreased by 14.9 percent or $8.5 million to $48.7 million for the Current Year Quarter from $57.2 million for the Prior Year Quarter. The decrease in revenue is mainly due to net decreased membership from existing customers (excluding Aetna) of $1.8 million, terminated contracts of $6.8 million, and a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $0.7 million, which decreases were partially offset by changes in estimates of performance penalties and other net changes.

Cost of Care

        Cost of care decreased by 36.3 percent or $7.0 million to $12.3 million for the Current Year Quarter from $19.3 million for the Prior Year Quarter. The decrease in cost of care is mainly due to net decreased membership from existing customers (excluding Aetna) of $0.6 million, net terminated contracts of $5.0 million and estimated lower costs due to care trends and other net changes of $1.4 million. The lower costs due to care trends for the Workplace segment are due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Cost of care decreased as a percentage of risk revenue from 41.5 percent in the Prior Year Quarter to 31.8 percent in the Current Year Quarter, mainly due to lower care trends experienced in the Current Year Quarter and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 10.0 percent or $2.1 million to $18.9 million for the Current Year Quarter from $21.0 million for the Prior Year Quarter. The decrease in direct service costs is mainly due to cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs increased from 36.7 percent for the Prior Year Quarter to 38.8 percent for the Current Year Quarter. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the reduction in revenue due to terminated contracts and decreased membership from existing customers (as described above), for which there is a delayed impact to direct service costs.

Public.

Net Revenue

        Net revenue related to the Public segment decreased by 10.9 percent or $15.6 million to $127.1 million for the Current Year Quarter from $142.7 million for the Prior Year Quarter. The decrease in revenue is mainly due to a net reduction in revenue with respect to the TennCare program of $25.5 million, primarily as a result of a program change (as described above) and terminated contracts of $1.0 million, which decreases were partially offset by net increased membership from other existing customers of $2.8 million, net rate increases (other than from TennCare) and other net changes of $8.1 million.

Cost of Care

        Cost of care decreased by 13.7 percent or $16.4 million to $103.3 million for the Current Year Quarter from $119.7 million for the Prior Year Quarter. The decrease in cost of care is mainly due to a net reduction in cost of care with respect to the TennCare program of $26.8 million, primarily as a result of a program change (as described above), which decrease was partially offset by net increased membership from other existing customers of $1.9 million and higher costs due to care trends (other than with respect to TennCare) and other net changes of approximately $8.5 million. As a percentage of risk revenue, cost of care decreased from 87.5 percent for the Prior Year Quarter to 84.6 percent for the Current Year Quarter, mainly due to contract changes in the Current Year Quarter.

Direct Service Costs

        Direct service costs were $10.3 million for both the Current Year Quarter and the Prior Year Quarter. The Company experienced a decrease in direct service costs primarily due to cost reduction efforts undertaken by the Company, which decrease was offset by higher costs required to support the increase in net membership. As a percentage of revenue, direct service costs increased from 7.2 percent for the Prior Year Quarter to 8.1 percent for the Current Year Quarter, primarily due to lower revenue for the Current Year Quarter with respect to the TennCare program.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in loss of unconsolidated subsidiaries decreased $3.8 million to $0.4 million for the Current Year Quarter from $4.2 million for the Prior Year Quarter. The investment in unconsolidated subsidiary relates to Premier. The decrease in loss is primarily due to favorable rate changes and other contractual changes, which increases were partially offset by decreased membership.

Corporate and Other.

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 2.2 percent or $0.9 million to $41.0 million for the Current Year Quarter from $40.1 million for the Prior Year Quarter. This increase is mainly due to higher discretionary employee benefit costs of $2.9 million, partially offset by the Company's cost reduction efforts. As a percentage of total net revenue, other operating costs increased from 9.2 percent for the Prior Year Quarter to 10.5 percent for the Current Year Quarter primarily due to the lower revenue in the Current Year Quarter (as described above) and the higher discretionary employee benefit costs.

Depreciation and Amortization

        Depreciation and amortization decreased by 9.8 percent or $1.2 million to $11.0 million for the Current Year Quarter from $12.2 million for the Prior Year Quarter. The decrease is due to a reduction in depreciation expense mainly related to certain capitalized software assets that became fully depreciated at March 31, 2003, partially offset by an increase in amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002.

Interest Expense

        Interest expense decreased by 80.1 percent or $19.7 million to $4.9 million for the Current Year Quarter from $24.6 million for the Prior Year Quarter. The decrease is mainly due to the Company not accruing interest after the Commencement Date of approximately $14.1 million and $6.5 million for the Senior Subordinated Notes and the Senior Notes, respectively, as a result of the chapter 11 filing, in accordance with SOP 90-7. In addition, there was a decrease in the amortization of deferred financing fees of $0.4 million mainly due to the write-off of deferred financing fees associated with the Senior Subordinated Notes and Senior Notes in March 2003, in accordance with SOP 90-7. Such decrease was partially offset by increased Credit Agreement interest expense of approximately $0.9 million, mainly related to higher borrowing levels on the Company's revolving line of credit and higher overall interest rates charged for all loans under the Credit Agreement, increased letter of credit fees of $0.3 million and increased other fees of $0.1 million.

Other Items

        The Company recorded net reorganization expense from continuing operations of $4.6 million during the Current Year Quarter. Such amount is mainly composed of professional fees and expenses associated with the Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The Company recorded special charges of $0.4 million and $1.3 million in the Current Year Quarter and the Prior Year Quarter, respectively. The special charges primarily relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices, partially offset by income recorded to special charges related to the collection of a previously reserved note receivable. The charges related to restructuring plans primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note G—"Managed Care Integration Plan and Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

        The Company's effective income tax rate decreased to 31.3 percent for the Current Year Quarter from 43.5 percent for the Prior Year Quarter. The income tax provision in the Current Year Quarter includes estimates regarding the Company's utilization of net operating loss carryforwards that existed prior to its emergence from bankruptcy in 1992. The Prior Year Quarter effective rate exceeds federal statutory rates primarily due to the state income tax provision.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,
	2002	2003
Healthcare provider and franchising segments	$1,711	$(854)
Specialty managed healthcare segment	—	—

	$1,711	$(854)

        The loss for the Current Year Quarter related to the healthcare provider and franchising segments is primarily the result of changes in estimates of certain accrued liabilities of $0.4 million, the cost of finalizing cost reports and other costs of exiting the business. Income from the healthcare provider and franchising segments for the Prior Year Quarter represents a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of approximately $3.1 million, before taxes, partially offset by the excess of expenses incurred in collection of previously written off Medicare and Medicaid receivables over cash collected. See Note E—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,
	2002	2003
Healthcare provider and franchising segments	$34	$1,462
Specialty managed healthcare segment	(819)	310

	$(785)	$1,772

        The Current Year Quarter income on disposal related to the healthcare provider and franchising segments is attributable to the sale of a hospital facility that resulted in a gain of $0.7 million, net of taxes, and cash received as a final distribution associated with a previously discontinued provider joint venture that resulted in a gain of $0.8 million, net of taxes.

        The Current Year Quarter income on disposal related to the specialty managed healthcare segment is the result of cash received as a partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001. The Prior Year Quarter loss on disposal related to the specialty managed healthcare segment is attributable to the Company's reevaluation of the lease reserve balance, which resulted in an increase to the reserve of approximately $1.3 million, before taxes, to reflect changes in estimates.

        The following table summarizes, for the periods indicated, reorganization (expense) benefit included in discontinued operations (in thousands):

	Three Months Ended June 30,
	2002	2003
Healthcare provider and franchising segments	$—	$(87)
Specialty managed healthcare segment	—	219

	$—	$132

        As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability recorded. In accordance with SOP 90-7, such difference has been recorded as reorganization (expense) benefit.

Six months ended June 30, 2003 ("Current Year Period"), compared to the six months ended June 30, 2002 ("Prior Year Period")

Health Plans.

Net Revenue

        Net revenue related to the Health Plans segment decreased by 11.0 percent or $53.3 million to $433.4 million for the Current Year Period from $486.7 million for the Prior Year Period. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $17.7 million, terminated contracts of $52.1 million, lower performance revenue of $4.0 million (see below), contract changes (mainly risk to non-risk) of $16.1 million, and other net changes, which decreases were partially offset by net increases in rates of $13.7 million, net increased membership from existing customers (excluding Aetna) of $11.9 million, the recognition of $9.6 million of revenue under the Company's agreement to withdraw from the Choice partnership and new business of $7.0 million.

        Performance-based revenues for the Health Plans segment were $7.6 million and $3.6 million for the Prior Year Period and Current Year Period, respectively. The decrease is primarily due to the Prior Year Period including performance revenue for a contract that no longer has performance revenue terms.

Cost of Care

        Cost of care decreased by 11.6 percent or $34.7 million to $265.3 million for the Current Year Period from $300.0 million for the Prior Year Period. The decrease in cost of care is primarily due to a reduction in care under the Company's contract with Aetna (mainly due to decreased membership) of $11.7 million, terminated contracts of $35.7 million, net contract changes (mainly risk to non-risk) of $14.2 million, and net favorable settlements of $5.1 million related to claims paid by clients, which decreases were partially offset by estimated higher costs due to care trends and other net changes of $26.2 million, net increased membership from existing customers of $4.1 million and new business of $1.7 million. Cost of care increased as a percentage of risk revenue from 73.2 percent in the Prior Year Period to 76.3 percent in the Current Year Period, mainly due to higher care trends experienced in the Current Year Period, partially offset by rate and other revenue increases and net favorable settlements related to claims paid by clients in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 23.8 percent or $20.1 million to $64.4 million for the Current Year Period from $84.5 million for the Prior Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 17.4 percent for the Prior Year Period to 14.9 percent for the Current Year Period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Period.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) loss of unconsolidated subsidiaries decreased 61.0 percent or $4.7 million to $(3.0) million for the Current Year Period from $(7.7) million for the Prior Year Period. The decrease mainly relates to the Company's withdrawal from the Choice partnership as of the end of October 2002, with equity in (earnings) of Choice totaling $(5.5) million for the Prior Year Period. Partially offsetting this reduction is an increase in equity in (earnings) related to Royal Health Care.

Workplace.

Net Revenue

        Net revenue related to the Workplace segment decreased by 13.6 percent or $15.8 million to $100.2 million for the Current Year Period from $116.0 million for the Prior Year Period. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $2.7 million, net decreased membership from existing customers (excluding Aetna) of $3.5 million, terminated contracts of $8.3 million and contract changes (mainly risk to non-risk) of $3.0 million, which decreases were partially offset by other net changes of $1.7 million.

Cost of Care

        Cost of care decreased by 31.4 percent or $12.1 million to $26.4 million for the Current Year Period from $38.5 million for the Prior Year Period. The decrease in cost of care is mainly due to terminated contracts of $5.9 million, net contract changes (mainly risk to non-risk) of $3.1 million, favorable care trends and other net changes of $2.3 million and costs associated with net membership reduction of $0.8 million. Cost of care decreased as a percentage of risk revenue from 41.6 percent in the Prior Year Period to 32.9 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 7.2 percent or $3.0 million to $38.8 million for the Current Year Period from $41.8 million for the Prior Year Period. The decrease in direct service costs is mainly due to cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs increased from 36.0 percent for the Prior Year Period to 38.7 percent for the Current Year Period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the reduction in revenue due to terminated contracts and decreased membership from existing customers (as described above), for which there is a delayed impact to direct service costs. Such increase was partially offset by cost reduction efforts undertaken by the Company.

Public.

Net Revenue

        Net revenue related to the Public segment decreased by 2.4 percent or $6.6 million to $265.7 million for the Current Year Period from $272.3 million for the Prior Year Period. The decrease in revenue is mainly due to a net reduction in revenue with respect to the TennCare program of $29.3 million, primarily as a result of a program change (as described above) and terminated contracts of $1.6 million, which decreases were partially offset by net increased membership from other existing customers of $17.8 million and net rate increases (other than from TennCare) of $6.5 million.

Cost of Care

        Cost of care decreased by 3.3 percent or $7.5 million to $219.0 million for the Current Year Period from $226.5 million for the Prior Year Period. The decrease in cost of care is mainly due to a net reduction in cost of care with respect to the TennCare program of $29.1 million, primarily as a result of a program change (as described above), which decrease was partially offset by net increased membership from other existing customers of $14.1 million and higher costs due to care trends (other than with respect to TennCare) and other net changes of approximately $7.5 million. As a percentage of risk revenue, cost of care decreased from 86.9 percent for the Prior Year Period to 85.9 percent for the Current Year Period, mainly due to contract changes in the Current Year Period.

Direct Service Costs

        Direct service costs increased by 2.5 percent or $0.5 million to $20.9 million for the Current Year Period from $20.4 million for the Prior Year Period. The increase in direct service costs is primarily due to higher costs required to support the increase in net membership, partially offset by cost reduction efforts undertaken by the Company. As a percentage of revenue, direct service costs increased from 7.5 percent for the Prior Year Period to 7.9 percent for the Current Year Period, primarily due to lower revenue for the Current Year Period with respect to the TennCare program.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in loss of unconsolidated subsidiaries decreased $(2.0) million to $1.2 million for the Current Year Period from $3.2 million for the Prior Year Period. The investment in unconsolidated subsidiary relates to Premier. The decrease in loss is primarily due to favorable rate changes and other contractual changes, which increases were partially offset by decreased membership.

Corporate and Other.

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 9.7 percent or $7.6 million to $85.7 million for the Current Year Period from $78.1 million for the Prior Year Period. The increase is mainly due to higher discretionary employee benefit costs of $7.7 million (the Prior Year included a change in estimate to reduce certain discretionary employee benefit cost accruals of $2.0 million), higher legal fee expenses of $0.7 million due to the timing of litigation activity, and the inclusion in the Prior Year Period of the favorable impact of changes in estimates of the reserves previously recorded for employee health benefits, self-insurance and litigation totaling approximately $3.5 million. Such increases in other operating expenses were partially offset by the Company's cost reduction efforts. As a percentage of total net revenue, other operating expenses increased from 8.9 percent for the Prior Year Period to 10.7 percent for the Current Year Period primarily due to the lower revenue in the Current Year Period (as described above) and the increases in other operating expenses.

Depreciation and Amortization

        Depreciation and amortization increased by 6.0 percent or $1.4 million to $24.7 million for the Current Year Period from $23.3 million for the Prior Year Period. The increase is primarily due to additional amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002, partially offset by the effect of certain capitalized software assets that became fully depreciated at March 31, 2003.

Interest Expense

        Interest expense decreased by 45.6 percent or $22.4 million to $26.7 million for the Current Year Period from $49.1 million for the Prior Year Period. The decrease is mainly due to the Company not accruing interest after the Commencement Date of approximately $17.2 million and $7.9 million for the Senior Subordinated Notes and the Senior Notes, respectively, as a result of the chapter 11 filing, in accordance with SOP 90- 7. In addition, there was a decrease in the amortization of deferred financing fees of $0.2 million mainly due to the write off of deferred financing fees associated with the Senior Subordinated Notes and Senior Notes in March 2003, in accordance with SOP 90-7, and a decrease in other fees of $0.1 million. Such decrease was partially offset by increased Credit Agreement interest expense of approximately $2.1 million, mainly related to higher borrowing levels on the Company's revolving line of credit and higher overall interest rates charged for all loans under the Credit Agreement, $0.6 million of increased letter of credit fees and $0.3 million related to the Aetna Note.

Other Items

        The Company recorded net reorganization expense from continuing operations of $27.7 million during the Current Year Period. Such amount is mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth herein. The Company recorded special charges of $2.1 million and $4.7 million in the Current Year Period and the Prior Year Period, respectively. The special charges primarily relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices, partially offset by income recorded to special charges related to the collection of a previously reserved note receivable. The charges related to restructuring plans primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note G—"Managed Care Integration Plan and Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

        The Company's effective income tax rate increased to 366.8 percent for the Current Year Period from 42.3 percent for the Prior Year Period. The Current Year Period effective rate exceeds federal statutory rates primarily due to changes in estimates regarding the Company's anticipated utilization of net operating loss carryforwards that existed prior to its emergence from bankruptcy in 1992. Such changes in estimates occurred in the quarter ended June 30, 2003, due to the Company's finalization and amending of certain prior year income tax returns. Because the utilization of such pre-bankruptcy net operating loss carryforwards is subject to continued review and adjustment by the Internal Revenue Service, the Company fully reserves for any utilization of these carryforwards. The Prior Year Period effective rate exceeds federal statutory rates primarily due to state income tax provision.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Six Months Ended June 30,
	2002	2003
Healthcare provider and franchising segments	$2,535	$(616)
Specialty managed healthcare segment	198	—

	$2,733	$(616)

        The loss for the Current Year Period related to the healthcare provider and franchising segments is primarily the result of changes in estimates of certain accrued liabilities of $0.4 million, the cost of finalizing cost reports and other costs of exiting the business, partially offset by a change in estimate related to the tax provision of $0.4 million. Income from the healthcare provider and franchising segments for the Prior Year Period includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of $3.1 million, before taxes, and the positive settlement of outstanding Medicare and Medicaid cost reports of $2.4 million, before taxes, partially offset by the cost of collections, legal fees and other costs.

        Income from the specialty managed healthcare segment for the Prior Year Period is a result of a change in estimate of certain lease reserves of $0.3 million, before taxes, related to the settlement of a lease obligation. See Note E—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Six Months Ended June 30,
	2002	2003
Healthcare provider and franchising segments	$34	$1,462
Specialty managed healthcare segment	(616)	636
Human services segment	—	52

	$(582)	$2,150

        The Current Year Period income on disposal related to the healthcare provider and franchising segments is attributable to the sale of a hospital facility that resulted in a gain of $0.7 million and cash received as a final distribution associated with a discontinued provider joint venture that resulted in a gain of $0.8 million.

        The Current Year Period income on disposal related to the specialty managed healthcare segment is the result of cash received as a partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001. Loss on disposal related to the specialty managed healthcare segment in the Prior Year Period represents an increase in lease reserves of approximately $1.3 million to reflect changes in estimates, reduced by $0.3 million in cash received as partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001.

        The following table summarizes, for the periods indicated, reorganization (expense) benefit related to discontinued operations (in thousands):

	Six Months Ended June 30,
	2002	2003
Healthcare provider and franchising segments	$—	$(344)
Specialty managed healthcare segment	—	3,511

	$—	$3,167

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

        Based upon the Company's financial condition and due to the status of its financial restructuring activities, the Company anticipates a reduction in the fiscal year ending December 31, 2003 revenue from lost customer contracts at a higher rate than it has experienced in prior fiscal years. Such anticipated losses include one of the TRICARE contracts and one of the Pennsylvania Counties contracts as previously discussed. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Furthermore, the Company's financial condition is expected to result in limited opportunities for the Company to sell new business until at least such time as its financial restructuring and chapter 11 activities would be completed.

Interest Rate Risk

        The Company had $160.8 million of total debt outstanding under the Credit Agreement at June 30, 2003. Currently, the Company's interest rates for the loans under the Credit Agreement are based on the prime rate plus a borrowing margin of 2.50 percent for Revolving Loans, 3.25 percent for the Tranche B Loans and 3.50 percent for Tranche C Loans. The prime rate was 4.75 percent on June 30, 2002 and 4.00 percent on June 30, 2003. Based on the June 30, 2003 borrowing levels under the Credit Agreement, a 0.25 percent increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. The Company's earnings could be adversely affected by increases in interest rates.

Operating Restructuring Activities

        The Company continues to conduct certain operating restructuring activities that impact results of operations. As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $3.7 million being recorded during the six months ended June 30, 2002. The special charges for fiscal 2002 consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The remaining employee termination costs are expected to be paid in full by April 30, 2004. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The remaining leased facilities terminate at various dates through March 2004. At June 30, 2003, outstanding liabilities of $0.7 million related to the 2002 Restructuring Plan are included in "current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheets.

        In June 2002, the Company implemented a new business improvement initiative named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and is focused on reducing operational and administrative costs, while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of (a) $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities, and other associated activities. Of the $3.9 million of special charges recognized during fiscal 2002, $0.5 million were recognized during the three months ended June 30, 2002.

        During the three months ended December 31, 2002, the Company's ABI initiative resulted in the recognition of special charges of (a) $2.0 million to terminate 172 employees that comprised both field operational and corporate personnel, and (b) $0.5 million to downsize and close excess, and other associated activities.

        During the six months ended June 30, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $1.9 million to terminate an additional 73 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $1.9 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees during the six months ended June 30, 2003, with all of the terminations completed by June 30, 2003. All employee termination costs accrued and unpaid as of June 30, 2003 are expected to be paid in full by September 30, 2004. The other special charges primarily represent costs to downsize and close one additional leased facility. These closure and exit costs include payments required under the lease contract (less any applicable existing or estimated sublease income) after the property was abandoned, write-offs of leasehold improvements related to the facility and other related expenses. The leased facilities closed due to the ABI initiative have lease termination dates ranging from fiscal 2003 through fiscal 2008. Certain of these leases were rejected as part of the Company's financial restructuring. In accordance with SOP 90-7, the liabilities under such leases are recorded at the estimated cost as a result of such rejections. At June 30, 2003, outstanding liabilities of approximately $1.5 million related to ABI are included in the accompanying June 30, 2003 unaudited condensed consolidated balance sheets, with $0.1 million included in "accrued liabilities" and $1.4 million in "current liabilities subject to compromise".

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies, while maintaining or improving service to customers. During the three months ended June 30, 2003, PIP resulted in the recognition of special charges of (a) $1.2 million to terminate 224 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close one facility. The employee termination costs of $1.2 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees during the three months ended June 30, 2003, with all terminations expected to be completed by January 2004. All termination costs associated with those employees terminated during the three months ended June 30, 2003 are expected to be paid in full by August 2004. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the liability for termination costs for those employees required to render service until they are terminated that exceeds the minimum retention period (defined as 60 days) is being recognized ratably over the future service period. The Company has estimated that additional termination costs of $1.7 million related to those employees terminated during the three months ended June 30, 2003 will be recognized throughout the remainder of fiscal 2003. The other special charges of $0.1 million represent costs to downsize and close one leased facility. These closure and exit costs include payments required under the lease contract (less any applicable existing and/or estimated sublease income) after the property is abandoned, write-off of leasehold improvements related to the facility and other related expenses. Such leased facility has a lease termination date of March 31, 2004. At June 30, 2003, outstanding liabilities of approximately $1.2 million related to PIP are included in the accompanying June 30, 2003 unaudited condensed consolidated balance sheets, with the liability for employee severance and termination benefits of $1.1 million included in "accrued liabilities" and the liability for lease termination and other costs of $0.1 million included in "current liabilities subject to compromise".

        As part of PIP, the Company has identified eight other leased facilities, including regional service centers and staff offices, which will be closed during the remainder of fiscal 2003. The Company anticipates rejecting certain of these leases as part of the bankruptcy proceedings. In accordance SFAS 146, the Company will accrue as special charges the estimated cost incurred in exiting these excess leased facilities at the time such facilities are vacated. The Company estimates total cost to be incurred in relation to exiting these leases will range from $2.5 million to $3.5 million. Implementation of PIP also resulted in additional costs of $0.2 million during the six months ended June 30, 2003 for the cost of outside consultants. Also included in special charges for the six months ended June 30, 2003 is income of $1.4 million related to the collection of a previously reserved note receivable.

        The Company intends to continue implementing PIP initiatives throughout the remainder of fiscal 2003. Management estimates that the Company will incur approximately $6 million to $14 million of costs related to PIP activities during the remaining six months of its fiscal year ended December 31, 2003. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully fund or implement these initiatives or realize the anticipated savings.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the final regulations on security and privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups which identified and assessed the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $0.9 million in operating costs during both the three months ended June 30, 2002 and 2003, and approximately $2.1 million and $1.8 million during the six months ended June 30, 2002 and 2003, respectively. Capital expenditures related to HIPAA were approximately $0.6 million for both the three months ended June 30, 2002 and 2003, and approximately $1.1 million for both the six months ended June 30, 2002 and 2003. Management estimates that the Company will incur approximately $1.7 million to $2.7 million in operating expenditures and approximately $1.4 million to $2.4 million in capital expenditures related to these efforts during the remaining six months of its fiscal year ended December 31, 2003.

Historical—Liquidity and Capital Resources

Operating Activities

        The Company's net cash provided by operating activities was $49.1 million and $95.4 million for the six months ended June 30, 2002 and 2003, respectively. The approximately $46.3 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily due to a reduction in cash interest payments, lower cash outflows with respect to discontinued operations and improved working capital attributable to pre-petition liabilities resulting from the Company's chapter 11 filing, partially offset by lower cash flows attributable to a decrease in segment profit.

        During the Current Year Period, the Company made cash interest payments of $8.1 million, which is a reduction of $37.4 million from the Prior Year Period amount of $45.5 million. This decrease is primarily due to the Company not making scheduled interest payments of $28.1 million in February 2003 associated with the Senior Subordinated Notes and $11.7 million in May 2003 associated with the Senior Notes given the Company's chapter 11 filing and its proposed treatment of the Senior Subordinated Notes and Senior Notes in the Plan. The Prior Year Period includes $6.1 million of net cash outflows and the Current Year Period includes $0.1 million of net cash inflows with respect to discontinued operations. The Company reported segment profit of $89.7 million and $80.6 million for the Prior Year Period and Current Year Period, respectively.

Investing Activities

        The Company utilized $13.5 million and $8.8 million in funds during the Prior Year Period and the Current Year Period, respectively, for capital expenditures, which is a decrease of $4.7 million, or 34.8 percent. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have decreased over the Prior Year Period as the Company has focused on cost reductions through the ongoing restructuring initiatives of ABI and PIP.

        The Company used $62.4 million and $3.7 million during the Prior Year Period and the Current Year Period, respectively, for acquisitions and investments in businesses. The amount for the Prior Year Period includes a contingent purchase price payment of $60.0 million to Aetna and an earn-out payment of $2.4 million with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company. The amount for the Current Year Period relates to the final earn-out payments with respect to the acquisition in 1998 of Inroads.

        The Company received proceeds of $2.6 million from the sale of assets, net of transaction costs, during the Current Year Period, which resulted in a gain of $1.7 million, net of taxes. Proceeds of $2.4 million were received related to the Company's discontinued healthcare provider and franchising segments, with $1.6 million from the sale of a hospital facility and $0.8 million as a final distribution associated with a discontinued provider joint venture. The Company also sold the assets of one of its subsidiaries for $0.2 million.

Financing Activities

        During the six months ended June 30, 2002, the Company had net borrowings of $15.0 million on the Revolving Facility, received proceeds of $0.6 million related to the exercise of stock options, made payments on capital lease obligations of $1.4 million and repaid $0.7 million of indebtedness outstanding under the Term Loan Facility.

        During the six months ended June 30, 2003, the Company made payments on capital lease obligations of $1.7 million and had other net financing activities of $0.1 million.

Outlook—Liquidity and Capital Resources

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

        The United States Trustee has appointed an unsecured creditors committee (the "Official Committee"). The Official Committee and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which Magellan will negotiate the treatment of the claims of general unsecured creditors. The Official Committee comprises five members, with whom, among others, the Company negotiated the terms of a financial restructuring as embodied in a plan of reorganization filed with the Bankruptcy Court on August 18, 2003 (the "Plan"). Prior to the commencement date of its Chapter 11 Cases, the Company negotiated the terms of a financial restructuring which was incorporated in the original plan of reorganization filed with the Bankruptcy Court on March 11, 2003 ("Original Plan"). Prior to the commencement date of the Chapter 11 Cases, the Company entered into lock-up and voting agreements for the support of the Original Plan that the Company executed with holders of 52% of the 9 3/8% Senior Notes due 2007 (the "Senior Notes"), 35% of the 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and 47.5% of its senior secured debt. In connection with the execution of an equity commitment letter with Onex Corporation (the "Equity Investor"), as described below, which was supported by the Official Committee and the agent for the Company's senior lenders, certain modifications were made to the Original Plan as incorporated in the Plan. As a result, the counterparties may terminate such lock-up and voting agreements thereto because certain conditions have not been met. The Official Committee has stated that they support the Plan. The Company believes that approval of the Plan maximizes the recovery to creditors and equity holders. Notwithstanding the foregoing, there can be no assurance that the Company will be able to obtain the votes necessary to approve the Plan, and disagreements between Magellan and the Official Committee or the lenders could protract the bankruptcy proceedings, could negatively impact Magellan's ability to operate during bankruptcy and could delay Magellan's emergence from bankruptcy. One creditor has informed the Company that it owns sufficient Senior Subordinated Notes to block such class of creditors' acceptance of the Plan, and has notified the Company that it intends to vote against the Plan. If the class of claims holders of Senior Subordinated Notes does not vote to accept the Plan, the Company believes that it will be able to confirm the Plan under the applicable provisions of the Bankruptcy Code. There can be no assurance, however, that the Company will be able to do so.

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

        Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. On August 18, 2003, the Company filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement (the "Disclosure Statement"). Copies of the Plan and Disclosure Statement have been filed as Exhibits to this Form 10-Q.

        Under the Plan, holders of the Company's $625.0 million of Senior Subordinated Notes will receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88.0% of the new common stock of reorganized Magellan (the "New Common Stock") or approximately 9.0 million shares of New Common Stock. Holders of the Company's $250.0 million of Senior Notes will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") in an amount equal to the face amount of the Senior Notes plus cash equal to the accrued and unpaid interest thereon. As a result of the chapter 11 filing, no cash interest payments will be made regarding either the Senior Subordinated Notes or the Senior Notes during the course of the bankruptcy proceedings. The New Notes will contain terms substantially similar to the existing Senior Notes, will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of general unsecured claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims, cash, New Common Stock equal to approximately 9.5% of reorganized Magellan or approximately 680,000 shares of New Common Stock, and New Notes as set forth in the Plan. The existing Series A redeemable preferred stock of the Company will be cancelled and the holders thereof will receive approximately 2.0% of the New Common Stock or approximately 200,000 shares of New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive approximately 0.5% of the New Common Stock of the reorganized entity or approximately 50,000 shares of New Common Stock, as well as warrants to purchase a like number of shares of New Common Stock. The distributions of New Common Stock under the Plan will be subject to the dilutive effects of the amount of New Common Stock issued in respect of a rights offering and a direct equity investment for approximately 34.4% of the reorganized entity (see below). Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase New Common Stock.

        Under the Plan, it is estimated that 49,637 shares of New Common Stock will be issued to the holders of the 35,318,926 shares of existing common stock or a ratio of approximately 1 share of New Common Stock for every 712 shares of existing common stock. No fractional shares or cash in lieu thereof will be issued or paid. For every share of New Common Stock received, holders of existing common stock will receive a warrant to purchase one additional share of New Common Stock at a purchase price that is approximately 2.9 times the estimated value of the New Common Stock upon emergence. The proposed distributions to the holders of existing preferred stock and common stock are conditioned on all classes of creditors accepting the Plan. The Company has been informed that one creditor who owns sufficient Senior Subordinated Notes to block such class from accepting the Plan intends to vote against the Plan. Under such circumstances, no distribution of New Common Stock will be made to holders of existing preferred stock or common stock, and such New Common Stock will be distributed to holders of general unsecured claims (other than Senior Notes claims). In light of the foregoing, as well as the uncertainty regarding the confirmation of the Plan by the Bankruptcy Court, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the existing common stock.

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

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter") to provide an exit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term of five years. The Exit Facility would be guaranteed by substantially all of the subsidiaries of Magellan and would be secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the existing Credit Agreement, to pay fees and expenses related to the Chapter 11 Cases, to make other cash payments contemplated by the Chapter 11 Cases, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary prior to Deutsche Bank's obligations thereunder. There is no assurance that the Company will satisfy such conditions or have such conditions waived and therefore no assurance can be given that the Company will be able to borrow under the Exit Facility.

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

Credit Agreement and Liquidity

        The ability of the Company, both during and after the Chapter 11 Cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The Company's condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

        The Company had a working capital deficit of approximately $1.2 billion as of June 30, 2003. The June 30, 2003 working capital deficit includes approximately $1.0 billion of long-term debt, which has been classified as a current liability due to certain of the Company's debt agreement defaults. As of June 30, 2003, the Company had unrestricted cash of approximately $146.3 million. As a result of certain defaults existing under the Credit Agreement, the Company is unable to access additional borrowings or letters of credit under the Credit Agreement.

        During the remaining six months of its fiscal year ended December 31, 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $24 to $34 million (the majority of the Company's capital expenditures relate to management information systems and related equipment, including improvements to its computer systems in conjunction with the Company's on-going integration plan and efforts to comply with HIPAA), liabilities with respect to its discontinued operations and costs associated with the financial restructuring activities. During the pendency of the Company's chapter 11 process, from which the

Company plans to emerge in October, 2003, the Company will not pay cash interest on the Senior Notes or the Senior Subordinated Notes or pay certain other liabilities subject to compromise. The Company believes that its cash on hand and its operating cash flows will be sufficient to satisfy its non-operating cash requirements for the remainder of its fiscal year ended December 31, 2003, however there can be no assurance in this regard.

        The Company's letter of credit requirements may increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. As of June 30, 2003, the Company had outstanding letters of credit and surety bonds totaling $73.5 million and $14.1 million respectively. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million (which are included in the total letters of credit of $73.5 million). If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit generally require such letters of credit to have a one-year term, and to renew annually. Because the Company is unable to issue or increase letters of credit under the Credit Agreement, Magellan could lose customers, which would have a material adverse effect on the Company.

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

Restrictions on the Company's Activities

        Magellan and 88 of its subsidiaries (the "Debtors") are operating its business and managing its properties as debtors-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to the Commencement Date (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against any of the Debtors that arose prior to the Commencement Date unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, each of the Debtors has the right, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and un-expired leases in existence at the Commencement Date. Parties having claims as a result of any such rejection may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Cases. Pursuant to the terms of the Bankruptcy Code, the Debtors may only operate their business in the ordinary course. Therefore any transactions outside the ordinary course (e.g., asset sales and purchases, compromise or settlement of claims, incurrence of indebtedness, payment of any pre-petition indebtedness, and creation of liens) would require Bankruptcy Court approval prior to the Company's ability to enter into such transactions. An official committee of unsecured creditors of the Debtors (the "Official Committee") has been appointed in the Debtors' chapter 11 case. In accordance with the provisions of the Bankruptcy Code, the Official Committee, as well as any other party in interest, has the right to be heard on matters that come before the Bankruptcy Court in the Debtors' chapter 11 case. The restrictions imposed by the Bankruptcy Code (to the extent relief is not granted by the Bankruptcy Court) may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. Furthermore, as a result of the restrictions described above, the ability of the Company to respond to changing business and economic conditions may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial.

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

Net Operating Loss Carryforwards

        During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. In addition, the Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. The Company's net deferred tax assets were fully reserved as of December 31, 2002 and June 30, 2003.

Discontinued Operations

        In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segments.

        Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider and Franchising: As of June 30, 2003, the Company has $12.9 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued healthcare provider and franchising segments. Such liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, net of subleases, for certain properties, estimated claims related to the provider joint ventures, debt related to hospital-based real estate and various other estimated obligations. The Company plans to satisfy a portion of these liabilities primarily with funds received from cost report settlements, collections of patient receivables, cash balances restricted for estimated claims liabilities and cash generated from the Company's operations.

  •
  Specialty Managed Healthcare: As of June 30, 2003, the Company has $2.5 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of the total liability, approximately $1.9 million represents net lease obligations related to certain properties. The remaining liabilities consist of miscellaneous accruals. The Company plans to satisfy these liabilities primarily with cash flows generated from the Company's operations.

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

Item 4.—Controls and Procedures

        The Company's management evaluated, with the participation of the Company's chief executive officer ("CEO") and chief financial officer ("CFO"), the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

        There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See "Cautionary Statements—Claims for Professional Liability" in Item 1 of Magellan's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002. Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

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

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies are currently conducting inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. No amounts related to such proposed causes of action have yet been specified. Subsequent to the Commencement Date, the Company began settlement negotiations with the Department of Justice concerning its inquiries. The Company believes that it will reach a settlement with the Department of Justice, which will include a release from all claims related to its inquiries, prior to the conclusion of the Chapter 11 Cases. As of June 30, 2003, the Company has recorded reserves related to this matter at an amount that it believes is adequate based upon the nature of the aforementioned inquires and based upon the status of the settlement discussions.

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

        None.

Item 5.—Other Information

        None.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  2(a)
  Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

  2(b)
  Disclosure Statement for the Debtors' Third Amended Joint Plan of Reorganization.

  31.1
  Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

  31.2
  Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

  32.1
  Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

  32.2
  Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

  (b)
  Reports on Form 8-K

        The Company filed or furnished the following current reports related to the quarter ended June 30, 2003, on Form 8-K with the Securities and Exchange Commission.

Date of Report	Item Reported and Description	Financial Statements as Filed
May 14, 2003	Item 8. Change in Fiscal Year — Announcement of Board of Directors' approval to change fiscal year end from September 30 to December 31	no
May 27, 2003	Item 5. Other Events and Regulation FD Disclosure — Commitment letter and press release of Onex Corporation's investment commitment in the equity of Magellan, Registrant's press release dated May 28, 2003	no
May 30, 2003	Item 9. Regulation FD Disclosure — Monthly operating reports for Magellan and its debtor-in-possession subsidiaries for the period March 11, 2003 through March 31, 2003, and for the month of April 2003 filed with the United States Bankruptcy Court for the Southern District of New York	no
June 25, 2003	Item 9. Regulation FD Disclosure — Monthly operating report for Magellan and its debtor-in-possession subsidiaries for the month of May 2003 filed with the United States Bankruptcy Court for the Southern District of New York	no
June 26, 2003	Item 5. Other Events and Regulation FD Disclosure — Revised commitment letter and press release of Onex Corporation's investment commitment in the equity of Magellan, Registrant's press release dated June 30, 2003	no

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2003	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer