Form 10-Q
period 2003-09-30
MAGELLAN HEALTH SERVICES INC
filed 2003-11-19
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        The number of shares of the registrant's common stock outstanding as of October 31, 2003 was 35,318,926.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,488	$184,114
Accounts receivable, less allowance for doubtful accounts of $3,749 at December 31, 2002 and $5,163 at September 30, 2003	81,228	66,942
Restricted cash, investments and deposits	127,318	119,815
Refundable income taxes	1,966	463
Other current assets	13,131	26,803

Total current assets	286,131	398,137
Property and equipment	85,659	74,717
Investments in unconsolidated subsidiaries	12,183	15,360
Other long-term assets	43,840	20,980
Goodwill	502,334	472,818
Intangible assets, net	68,770	55,573

	$998,917	$1,037,585

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Liabilities not subject to compromise:
Accounts payable	$15,897	$17,290
Accrued liabilities	217,837	58,083
Medical claims payable	205,331	177,435
Debt in default and current maturities of capital lease obligations	1,038,934	169,271

Total current liabilities not subject to compromise	1,477,999	422,079
Current liabilities subject to compromise (See Note A)	—	1,151,488

Total current liabilities	1,477,999	1,573,567

Long-term capital lease obligations, not subject to compromise	9,224	1,345

Deferred credits and other long-term liabilities, not subject to compromise	2,290	598

Minority interest, not subject to compromise	683	914

Long-term liabilities subject to compromise (See Note A)	—	592

Commitments and contingencies (See Note F)
Redeemable preferred stock, including accrued dividends (subject to compromise) (See Note I)	69,043	72,766

Stockholders' deficit:
Preferred stock, without par value; Authorized — 9,793 shares
Issued and outstanding — none	—	—
Common stock, par value $0.25 per share; Authorized — 80,000 shares; Issued 37,428 shares and outstanding 35,139 shares at December 31, 2002 and issued 37,608 shares and outstanding 35,319 shares at September 30, 2003	9,356	9,401
Other stockholders' equity (deficit):
Additional paid-in capital	352,718	348,976
Accumulated deficit	(903,137)	(951,315)
Warrants outstanding	25,050	25,050
Common stock in treasury, 2,289 shares at December 31, 2002 and September 30, 2003	(44,309)	(44,309)

Total stockholders' deficit	(560,322)	(612,197)

	$998,917	$1,037,585

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Net revenue	$433,231	$373,707	$1,308,216	$1,172,951
Cost and expenses:
Salaries, cost of care and other operating expenses	400,440	331,587	1,190,221	1,052,002
Equity in earnings of unconsolidated subsidiaries	(5,342)	(1,362)	(9,829)	(3,161)
Depreciation and amortization	13,048	11,593	36,368	36,265
Goodwill impairment charges	415,880	28,780	415,880	28,780
Interest expense (Contractual interest of $26,392 and $79,610 for the three and nine months ended September 30, 2003)	24,818	4,748	73,877	31,474
Interest income	(1,967)	(670)	(4,055)	(2,173)
Reorganization expense, net (See Note A)	—	4,540	—	32,245
Special charges	6,539	3,230	11,244	5,322

	853,416	382,446	1,713,706	1,180,754

Loss from continuing operations before income taxes and minority interest	(420,185)	(8,739)	(405,490)	(7,803)
Provision for income taxes	139,304	20,825	145,523	24,258

Loss from continuing operations before minority interest	(559,489)	(29,564)	(551,013)	(32,061)
Minority interest	28	3	31	170

Loss from continuing operations	(559,517)	(29,567)	(551,044)	(32,231)
Discontinued operations, net of tax (See Note E):
Income (loss) from discontinued operations (1)	2,003	(25,233)	4,736	(25,849)
Income (loss) on disposal of discontinued operations (2)	(330)	4,271	(912)	6,421
Reorganization benefit, net (3) (See Note A)	—	314	—	3,481

	1,673	(20,648)	3,824	(15,947)

Net loss	(557,844)	(50,215)	(547,220)	(48,178)

Preferred dividends (Contractual dividends of $1,216 and $3,552 for the three and nine months ended September 30, 2003)	1,137	—	3,327	884
Amortization of redeemable preferred stock issuance costs, and other	218	—	652	171
Preferred stock reorganization items, net	—	—	—	2,668

Loss available to common stockholders	(559,199)	(50,215)	(551,199)	(51,901)
Other comprehensive income	—	—	—	—

Comprehensive loss	$(559,199)	$(50,215)	$(551,199)	$(51,901)

Weighted average number of common shares outstanding — basic and diluted	35,085	35,319	34,916	35,300

Income (loss) per common share available to common stockholders — basic and diluted:
Loss from continuing operations	$(15.99)	$(0.84)	$(15.90)	$(1.02)

Income (loss) from discontinued operations	$0.05	$(0.58)	$0.11	$(0.45)

Net loss	$(15.94)	$(1.42)	$(15.79)	$(1.47)

(1)
Net of income tax provision (benefit) of $1,079 and $285 for the three months ended September 30, 2002 and 2003, respectively, and $2,553 and $(148) for the nine months ended September 30, 2002 and 2003, respectively.

(2)
Net of income tax benefit of $(178) and $(270) for the three months ended September 30, 2002 and 2003, respectively, and $(491) and $(322) for the nine months ended September 30, 2002 and 2003, respectively.

(3)
Net of income tax benefit of $(26) for the three and nine months ended September 30, 2003.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(547,220)	$(48,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	—	(4,460)
Depreciation and amortization	36,368	36,265
Goodwill impairment charges	415,880	28,780
Equity in earnings of unconsolidated subsidiaries	(9,829)	(3,161)
Non-cash reorganization expense	—	12,464
Non-cash interest expense	4,193	3,668
Cash flows from changes in assets and liabilities:
Accounts receivable, net	3,728	14,233
Restricted cash, investments and deposits	6,570	7,503
Other assets	(2,285)	(12,795)
Accounts payable and other accrued liabilities	(25,613)	110,972
Medical claims payable	4,900	(7,618)
Income taxes payable and deferred income taxes	146,971	1,503
Net cash flows related to unconsolidated subsidiaries	7,857	(16)
Other liabilities	405	(1,063)
Minority interest, net of dividends paid	52	231
Other	628	2,151

Total adjustments	589,825	188,657

Net cash provided by operating activities	42,605	140,479

Cash flows from investing activities:
Capital expenditures	(21,585)	(15,228)
Acquisitions and investments in businesses, net of cash acquired	(63,731)	(3,731)
Proceeds from sale of assets, net of transaction costs	—	2,588

Net cash used in investing activities	(85,316)	(16,371)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	105,000	49
Payments on debt and capital lease obligations	(64,853)	(2,556)
Proceeds from exercise of stock options and warrants	1,255	25
Credit agreement amendment fees and other	(96)	—

Net cash provided by (used in) financing activities	41,306	(2,482)

Net (decrease) increase in cash and cash equivalents	(1,405)	121,626
Cash and cash equivalents at beginning of period	47,418	62,488

Cash and cash equivalents at end of period	$46,013	$184,114

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation, and its subsidiaries ("Magellan" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited condensed consolidated financial statements of the Company have been presented on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As more fully described below, the Company has violated certain financial covenants on its debt obligations and is facing pending liquidity shortfalls. In addition, the Company has filed for voluntary relief under chapter 11 of the U.S. Bankruptcy Code (as defined below). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company, both during and after the Chapter 11 Cases (as defined below), to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to consummate a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the ability of the Company to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Voluntary Chapter 11 Filing

        On October 8, 2003, the Third Joint Amended Plan of Reorganization, as modified (the "Plan"), of Magellan Health Services, Inc. and 88 of its subsidiaries (collectively, the "Debtors"') was confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). At a hearing by the Bankruptcy Court on confirmation of the Plan held on October 8, 2003, the vote of the Debtors' creditors on acceptance of the Plan was reported. The Plan was accepted by the favorable vote of all classes of the Debtors' creditors entitled to vote on the Plan, as determined in accordance with the Plan, other than the Debtors' senior secured creditors whose approval was not required for confirmation of the Plan. Magellan currently anticipates that the Plan will be substantially consummated and the Company estimates that it will emerge from bankruptcy in late December 2003 or early January 2004. Consummation of the Plan is subject to certain regulatory approvals, including those required under the Hart-Scott-Rodino Act, and other customary conditions. There can be no assurance that the Company will satisfy such conditions in order to emerge from its chapter 11 proceedings. If the Company were unable to successfully implement its reorganization plan and emerge from its chapter 11 proceedings, the Company would be unable to continue as a going concern.

        The Debtors' filed voluntary petitions under chapter 11 (the "Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court on March 11, 2003 (the "Commencement Date"). The Chapter 11 Cases were consolidated for procedural purposes only and have been jointly administered under case no. 03-40515 (PCB) pursuant to an order of the Bankruptcy Court. The Debtors have remained in possession of their assets and properties, and have continued to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

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

        Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtors' case under chapter 11. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

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

        On August 18, 2003, the Debtors received approval from the Bankruptcy Court of the distribution to their creditors of a Disclosure Statement (the "Disclosure Statement") with respect to the Debtors' Third Joint Amended Plan of Reorganization, which the Debtors had previously filed with the Bankruptcy Court with the approval of its Official Committee of Unsecured Creditors. On September 25, 2003 and October 8, 2003, the Debtors filed with the Bankruptcy Court certain modifications to the Debtors' Third Amended Joint Plan of Reorganization (the "Plan Modifications"). The order of the Bankruptcy Court confirming the Plan (the "Confirmation Order") contains certain provisions that affect or otherwise relate to the implementation of the Plan.

        The following is a summary of the transactions, including modifications of the rights of the Company's existing security holders, which are contemplated to occur either pursuant to or in connection with the implementation and consummation of the Plan. This summary only highlights certain of the substantive provisions of the Plan and is not intended to be a complete description of, and is not a substitute for a full and complete reading of, the Plan. This summary is qualified in its entirety by reference to the full text of the Plan, as it will be implemented pursuant to the Confirmation Order. Capitalized terms used but not defined in this report have the meanings set forth in the Plan. Under the Plan, the Company and its subsidiaries will continue to conduct their current business in their current organizational form and with their current assets in all material respects (except for cash to be distributed under the Plan to creditors of the Debtors), but the Company will be recapitalized (as so recapitalized, "reorganized Magellan") as of the date of emergence (the "Effective Date"). Both the existing indebtedness of the Debtors (i.e., secured bank loans, two classes of notes and general unsecured creditor claims) and the existing equity interests in the Company (approximately 35.3 million shares of a single class of Common Stock, $0.25 par value per share, and approximately 59,063 shares of Series A Redeemable Senior Preferred Stock, without par value) will be restructured pursuant to the Plan, as described below.

        Under the Plan, the Company's senior secured bank indebtedness, extended under a credit agreement dated February 12, 1998, as amended (the "Existing Credit Agreement"), and consisting of currently outstanding term loans of approximately $115.8 million and a revolving loan under which there are outstanding borrowings of approximately $45.0 million and outstanding letters of credit of approximately $73.5 million, will be either repaid in full or repaid in part and restructured. If not repaid in full, this indebtedness will be repaid to the extent of $50.0 million and the remaining balance will be converted to secured term loans (and reimbursement obligations with respect to outstanding letters of credit and renewals thereof) having maturities through November 30, 2005 (the "New Facilities"). The New Facilities will bear interest at a rate equal to the prime rate plus 3.25 percent and the Company will pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company will also pay the lenders a fee of one percent of the New Facilities on the Effective Date. The New Facilities will be guaranteed by substantially all of the subsidiaries of reorganized Magellan and will be secured by substantially all of the assets of reorganized Magellan and the subsidiary guarantors. However, the Company anticipates that the New Facilities will not be used and, instead, the indebtedness under its Existing Credit Agreement will be refinanced as described below.

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter") to provide a credit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term expiring in August 2008. The Exit Facility would be guaranteed by substantially all of the subsidiaries of reorganized Magellan and would be secured by substantially all of the assets of reorganized Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the Existing Credit Agreement, to pay fees and expenses related to the Debtors' Chapter 11 Cases, to make other cash payments contemplated by the Plan, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary before Deutsche Bank is obligated to extend funds thereunder. Deutsche Bank has informed the Company that Deutsche Bank has received commitments from lenders to extend credit under the Exit Facility such that there would be a full syndication of the Exit Facility, subject to certain conditions. There is no assurance that the Company will satisfy such conditions or have such conditions waived by the Effective Date and therefore no assurance that the Company will be able to borrow under the Exit Facility on the Effective Date, instead of making payment in respect of the Existing Credit Facility and entering into the New Facility as described above. The DB Commitment expires on January 31, 2004.

        Under the Plan, holders of the Company's currently outstanding 9 3/8% Senior Notes due 2007 in the approximate principal amount of $250.0 million (the "Senior Notes") will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") of the Company and cash in an aggregate amount equal to the face amount of the Senior Notes plus the accrued and unpaid interest thereon. The New Notes will contain terms substantially similar to the existing Senior Notes; will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of the Company's currently outstanding 9% Senior Subordinated Notes due 2008 in the approximate principal amount of $625.0 million (the "Senior Subordinated Notes") will be entitled to receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88% of the equity of the reorganized company (before giving effect to the Equity Offering (as defined below) and the Onex Investment (as defined below), and the reservation of shares for issuance pursuant to the warrants and for management incentive purposes described below). Holders of general unsecured creditor claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims (including any unpaid interest accrued thereon), cash, shares of Ordinary Common Stock (as defined below) representing approximately 9% of reorganized Magellan's equity (before giving effect to the Equity Offering (as defined below) and the Onex Investment (as defined below), and the reservation of shares for issuance pursuant to the warrants and for management incentive purposes described below), and New Notes, the portion of each to be determined in accordance with certain criteria set forth in the Plan. The Company expects that on the Effective Date it will issue New Notes in the aggregate principal amount of approximately $250 million. No interest payments have been, or (prior to the Effective Date) will be made, regarding the Senior Subordinated Notes, the Senior Notes or other general unsecured claims against the Company during the course of the Debtors' chapter 11 proceedings.

        Under the Plan, in summary, the currently outstanding shares of Common Stock of the Company will be cancelled and two classes of newly authorized shares of common stock will be issued, shares of Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock"), and shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share ("MVS Securities"). The MVS Securities and Ordinary Common Stock will have the same powers, privileges and rights, and each share will represent an equivalent interest in reorganized Magellan's equity, except that the shares of MVS Securities will have the number of votes sufficient so that all the outstanding shares of MVS Securities will have an equal number of votes as all the shares of Ordinary Common Stock, i.e., the MVS Securities will be entitled to exercise 50% of the voting power of all the common stock of reorganized Magellan, except as described below. The MVS Securities will be issued only to Onex (as defined below) and are transferable by Onex (as defined below) only to its affiliates; upon transfer to any other party they will automatically convert on a share-for-share basis into Ordinary Common Stock. The MVS Securities will cease to have any special voting rights in the event the outstanding shares of MVS Securities cease to represent a specified minimum percentage of the common equity of reorganized Magellan, as described below. The MVS Securities and Ordinary Common Stock also differ in that each class has certain other voting rights and other special rights and privileges, including as described below. Shares of Ordinary Common Stock will be issued to holders of the Senior Subordinated Notes and to holders of general unsecured creditor claims, as described above, and certain shares of Ordinary Common Stock and warrants to purchase shares of Ordinary Common Stock will be issued under the Plan to holders of the Company's currently outstanding Common Stock and Series A Redeemable Preferred Stock, as described below.

        As part of the Plan, the Company has also offered to holders of its Senior Subordinated Notes and its general unsecured creditors and one holder of an administrative claim (the "Equity Offering") the opportunity to purchase on the Effective Date 2,631,579 shares of Ordinary Common Stock representing approximately 17.2% of the equity of reorganized Magellan (taking into account the issuance of equity of reorganized Magellan to its creditors pursuant to the Plan as described above and giving effect to the Equity Offering and the Onex Investment (as defined below) but before giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes as described below), at a price per share of $28.50, or a total price of $75.0 million. The Company has received a commitment from Onex Corporation, a Canadian corporation, to purchase on the same terms any shares in the Equity Offering not purchased by the creditors to whom it was offered. The Company has also received a commitment from Onex Corporation, for it or investment funds or other entities affiliated with it (collectively, "Onex"), to purchase on the Effective Date 2,631,579 shares of common stock, which will represent approximately 17.2% of the equity of reorganized Magellan on the Effective Date (taking into account the issuance of equity of reorganized Magellan to its creditors pursuant to the Plan as described above and giving effect to the Equity Offering and such investment by Onex but before giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes as described below), at a purchase price per share of $28.50 or at a total price of $75.0 million (the "Onex Investment"). In addition, Onex had committed to purchase additional shares of common stock at a purchase price of $22.50 per share to fund an offer made by the Company pursuant to the Plan to holders of its Subordinated Notes and other general unsecured creditors permitting them to elect to receive $22.50 in cash per share in lieu of all the shares of Ordinary Common Stock they would otherwise receive under the Plan (the "Cash-Out Election"), up to a total of approximately $50 million and subject to pro ration if such election is oversubscribed. Any shares purchased by Onex, whether in the Equity Offering, pursuant to the Onex Investment or to fund the Cash-Out election, will be MVS Securities. Onex's commitment to purchase the shares of MVS Securities as set forth in this paragraph expires on January 31, 2004.

        The time period for creditors of the Company to elect to purchase shares of Ordinary Common Stock pursuant to the Equity Offering has expired and creditors have elected to purchase 2,222,182 shares out of the 2,631,579 shares offered. The time period for creditors to elect to participate in the Cash-Out Election has expired and the Company estimates that creditors have elected to receive cash payments for a total of 681,801 shares that would otherwise be issued to them under the Plan (requiring cash payments from Onex in an amount totaling $15,340,525 and thereby without a requirement for pro ration among electing holders). Based on these elections, the Company estimates Onex pursuant to its commitments will be obligated to purchase on the Effective Date approximately 409,397 shares of MVS Securities with respect to the unsubscribed portion of the Equity Offering, 2,631,579 shares of MVS Securities pursuant to the Onex Investment, and approximately 681,801 shares pursuant to its funding of the Cash-Out Election, for a total purchase of approximately 3,722,777 shares of MVS Securities by Onex, which on the Effective Date will represent approximately 24.4% of reorganized Magellan's equity (without giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes referred to below). Holders of Senior Subordinated Notes and holders of general unsecured creditor claims are expected to receive in aggregate approximately 11,292,000 shares of Ordinary Common Stock in respect of their claims and subscriptions pursuant to the Equity Offering.

        Under the Plan, the existing Series A Redeemable Preferred Stock of the Company will be cancelled and the holders thereof will receive 198,548 shares of Ordinary Common Stock, representing approximately 1.3% of the equity of reorganized Magellan on the Effective Date (after giving effect to the issuance of such shares, the issuance of equity of reorganized Magellan to its creditors pursuant to Plan, the Equity Offering and the Onex Investment but without giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes as referred to below), as well as warrants to purchase until the seventh anniversary of the Effective Date for $69.46 per share a like number of shares of Ordinary Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive 49,637 shares of Ordinary Common Stock, representing approximately 0.3% of the equity of reorganized Magellan on the Effective Date (after giving effect to the issuance of such shares, the issuance of equity of reorganized Magellan to its creditors pursuant to the Plan, the Equity Offering and the Onex Investment but without giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes referred to herein), which equals approximately 1 share of Ordinary Common Stock for every 712 shares of existing common stock, as well as warrants to purchase until the seventh anniversary of the Effective Date for $69.46 per share a like number of shares of Ordinary Common Stock. Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase Ordinary Common Stock. No fractional shares or cash in lieu thereof will be issued or paid.

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their behavioral health services contract. Under this agreement, the Company will continue to manage the behavioral health care of individuals covered by Aetna's healthcare programs through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Pursuant to the Plan, on the Effective Date, the Company will pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which would mature on December 31, 2005. The Aetna Note will be guaranteed by substantially all of the subsidiaries of reorganized Magellan and would be secured by a second lien on substantially all of the assets of reorganized Magellan and the subsidiary guarantors. Additionally, if this contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price could be offset against any amounts owed under the Aetna Note. The Court approved the renewal of the Aetna agreement on April 23, 2003. In addition, Aetna will receive under the Plan a warrant to purchase, commencing on January 1, 2006 and not later than the fifth anniversary of the Effective Date, 100,000 shares of Ordinary Common Stock at a purchase price of $24.10 per share. The Aetna services contract automatically terminates on January 31, 2004 unless the Plan has been consummated.

        Upon implementation of the Plan, the Company's certificate of incorporation and bylaws will be amended and restated. The total number of shares of capital stock which reorganized Magellan will have the authority to issue will be 70,000,000 shares, consisting of: (i) 40,000,000 shares of Ordinary Common Stock, (ii) 20,000,000 shares of MVS Securities and (iii) 10,000,000 shares of preferred stock, issuable in the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). As of the Effective Date, the Board of Directors of reorganized Magellan will consist of nine members, including the Company's chief executive officer (Steven J. Shulman) and chief operating officer (Dr. Rene Lerer) and seven members (Mark L. Hilson, Robert Haft, Christopher A. Govan, Robert M. LeBlanc, Michael P. Ressner, Michael Diament and Saul Burian) selected by Onex and the Official Committee of Unsecured Creditors. The terms of office of three of the members (Messrs. Haft, Govan and LeBlanc) will extend to the 2005 annual meeting of reorganized Magellan, the terms of office of two members (Messrs. Hilson and Lerer) will extend until the 2006 annual meeting, and the terms of office of four members (Messrs. Shulman, Ressner, Diament and Burian) will extend until the 2007 annual meeting and in each case the term of their successors will extend for three years and until the election and qualification of their respective successors, or in any case their earlier death, incapacity, resignation or removal. Upon the expiration of their initial terms, the seats held by four of the initial directors (Messrs. Shulman, Hilson, Haft and Govan and their successors) will be filled by election by vote of the MVS Securities, voting as a separate class, three (Messrs. Ressner, Diament and Burian and their successors) will be filled by election by vote of the Ordinary Common Stock, voting as a separate class and two (Messrs. LeBlanc and Lerer and their successors) will be filled by election by vote of the MVS Securities and Ordinary Common Stock, voting together as though one class, in which vote the MVS Securities will be entitled to cast 50% of the entire vote. However, the special voting powers of the MVS Securities and Ordinary Common Stock will terminate at such time as there are no shares of MVS Securities, after which time all the directors will be elected by vote of the common stockholders.

        The Company's current chief executive officer, chief operating officer and chief financial officer (Steven J. Shulman, Dr. Rene Lerer and Mark S. Demilio, respectively) are expected to enter into employment agreements with reorganized Magellan on or about the Effective Date and to continue in their current positions upon consummation of the Plan. On October 8, 2003, the material terms of such agreements were filed with the Court. In general, the Company's other senior officers are expected to continue in the reorganized Magellan's employ in substantially the same positions.

        The Plan also provides for the establishment of a management incentive plan under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company's management and other employees. The Plan provides that a total of 2,771,169 shares of Ordinary Common Stock will be reserved for issuance pursuant to such management incentive plan over a period not to exceed ten years after the Effective Date, including restricted stock awards and other equity incentives covering a total of approximately 73,000 shares of Ordinary Common Stock to be issued to executive officers of the Company on or about the Effective Date.

        The existing common stock of the Company was previously registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), until its listing on the New York Stock Exchange was terminated on October 8, 2002. Pursuant to Rule 12g-2 promulgated under the Exchange Act, the existing common stock of the Company was deemed to be registered under Section 12(g) of the Exchange Act without the filing of an additional registration statement upon the termination of the listing of the existing common stock of the Company on the New York Stock Exchange and has remained so registered. On or as soon as practicable after the Effective Date, the Ordinary Common Stock of reorganized Magellan will be registered under Section 12(g) of the Exchange Act. As the existing common stock of the Company will be cancelled, it will cease to be registered.

        Due to Magellan's chapter 11 filing, the unaudited condensed consolidated financial statements in this Form 10-Q have been prepared in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, the Company's unaudited condensed consolidated financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the Company's ongoing operations. In accordance with SOP 90-7, the Company has presented "liabilities subject to compromise" at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings. Such amounts are subject to future adjustments. Also, the Company has recorded as "reorganization expense" the write-off of deferred financing fees associated with the Senior Notes and the Senior Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process. Magellan plans to continue to operate in the ordinary course of business during the reorganization process under chapter 11 of the Bankruptcy Code; however, there can be no assurance in this regard. Additionally, the Company may, subject to Bankruptcy Court approval, if required, or as permitted in the normal course of business, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements.

Existing Credit Agreement and Note Indenture Defaults

        Certain defaults exist under the Existing Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. The Company's current liquidity is not sufficient to satisfy the obligations under such acceleration. However, under Section 362 of the Bankruptcy Code, the lenders under the Existing Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of any of such indebtedness. As a result of such defaults, the Company is unable to access additional borrowings or letters of credit under the Existing Credit Agreement.

Accounting Impact of Chapter 11 Filing

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis as discussed above.

        Liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2003 refer to certain of the liabilities of the Debtors incurred prior to the Commencement Date that are owed to unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. Liabilities subject to compromise consisted of the following as of September 30, 2003 (in thousands):

Current liabilities subject to compromise:
Senior Subordinated Notes, in default	$625,000
Senior Notes, in default	250,000
Accrued interest on Senior Subordinated Notes	32,188
Accrued interest on Senior Notes	8,348
Contingent purchase price payable to Aetna (including accrued interest through Commencement Date)	60,296
Medical claims payable	20,247
Other current liabilities	155,409

$1,151,488

Non-current liabilities subject to compromise — other	$592

        In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense its capitalized deferred financing fees associated with the Senior Notes and Senior Subordinated Notes. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company has rejected certain leases for closed offices. To the extent the estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded, such difference has been recorded as a component of reorganization expense, in accordance with SOP 90-7. Furthermore, in accordance with SOP 90-7, reorganization expense includes the estimated interest income that the Company earned attributable to additional unrestricted cash balances that have accumulated as a result of the chapter 11 proceedings.

        The following table summarizes reorganization expense (benefit) for the periods indicated (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Continuing operations:
Deferred financing costs	$—	$18,459
Professional fees and expenses	7,112	17,019
Interest income	(321)	(714)
Net benefit from lease rejections	(331)	(599)
Net benefit from resolution of claims through Bankruptcy Court proceedings	(1,920)	(1,920)

	$4,540	$32,245

Discontinued operations, before taxes:
Net benefit from lease rejections	(259)	(3,426)
Net benefit from resolution of claims through Bankruptcy Court proceedings	(29)	(29)

	$(288)	$(3,455)

        Magellan is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Based on the structure of the Plan, Magellan recognized interest expense subsequent to the Commencement Date with respect to the loans and letters of credit under its Existing Credit Agreement and its capital lease obligations.

        Magellan obtained approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of the Company's behavioral health providers, customers, and employee wages, salaries, benefits and certain other employee obligations. The Company has been paying, and intends to continue to pay, such pre-petition claims in the ordinary course of business. However, in accordance with SOP 90-7, these pre-petition liabilities of the Debtors are classified as "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet at September 30, 2003 to the extent such liabilities have not been paid at that time.

        In accordance with SOP 90-7, Magellan is required to record its preferred stock at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, as of the Commencement Date the Company recorded a net $2.7 million adjustment in the three month period ended March 31, 2003, which was mainly composed of the write-off of unamortized issuance costs related to its redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2003. In addition, the Company stopped accruing preferred stock dividends subsequent to the Commencement Date.

        Based on the terms of the Plan as confirmed by the Bankruptcy Court, the Company will be required to implement the "Fresh Start" accounting provisions of SOP 90-7 upon the settlement of the remaining material contingencies, as discussed above, to be met prior to emergence from bankruptcy, which will require the Company to establish a "fair value" for the carrying value of the assets and liabilities of reorganized Magellan. The application of "Fresh Start" accounting on the Company's consolidated financial statements is expected to result in material changes in the amounts and classifications of certain of the Company's assets (e.g. property and equipment, intangible assets and deferred tax assets); however, the potential impact cannot be determined at this time.

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended September 30, 2002 and 2003 approximated $384.9 million and $325.3 million, respectively, and approximated $1,147.6 million and $1,008.4 million for the nine months ended September 30, 2002 and 2003, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $1.3 million for both the three months ended September 30, 2002 and 2003, and approximately $9.6 million and $5.9 million for the nine months ended September 30, 2002 and 2003, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. One of these subcontracts associated with TRICARE expired on April 30, 2003. The second subcontract extends through March 31, 2004. The health plan with which the Company has this second subcontract has not included the Company as a subcontractor in its bid to the government for a contract that is to take effect October 1, 2004. See discussion of these subcontracts in "Significant Customers" below. The Company receives fixed fees for the management of the TRICARE services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $3.6 million and $1.1 million as of December 31, 2002 and September 30, 2003, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

Significant Customers

        Net revenues from two of the Company's customers each exceeded ten percent of consolidated net revenues in each of the nine-month periods ended September 30, 2002 and 2003.

        Net revenue from Aetna approximated $54.3 million and $48.1 million for the three months ended September 30, 2002 and 2003, respectively, and $171.4 million and $144.8 million for the nine months September 30, 2002 and 2003, respectively. The current Aetna contract extends through December 31, 2005. See Note A—"General" for discussion of the contract extension with Aetna.

        Both the Company, through its wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and Premier Behavioral Systems of Tennessee, LLC ("Premier"), an unconsolidated joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company recognized approximately $63.0 million and $35.9 million of consolidated net revenue for the three months ended September 30, 2002 and 2003, respectively, and approximately $177.5 million and $121.0 million for the nine months ended September 30, 2002 and 2003, respectively, in connection with the TennCare program. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling approximately $35.6 million and $5.4 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $101.3 million and $34.4 million for the nine months ended September 30, 2002 and 2003, respectively. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan make a capital contribution of approximately $0.9 million into Premier and Premier make a non-pro rata distribution of a like amount to the joint venture partner. Such capital contribution and distribution were completed in May 2003. The State of Tennessee has issued a request for proposal ("RFP") relating to the TennCare program under which the program will be divided into three regions and the new contracts with respect to each region will be effective January 1, 2004. The Company has submitted a bid relating to one of the regions. The State of Tennessee has stated that it expects to determine the awards of the contracts in November 2003.

        The Company has had a significant concentration of business related to two separate subcontracts with health plans that contract with TRICARE. One of these contracts expired on April 30, 2003. The Company recognized net revenues from this TRICARE subcontract of approximately $8.2 million for the three months ended September 30, 2002. During the nine months ended September 30, 2002 and 2003, the Company derived approximately $22.9 million and $9.9 million, respectively, of net revenue from this subcontract. The Company recognized net revenues from the second TRICARE subcontract of $11.7 million and $11.6 million for the three months ended September 30, 2002 and 2003, respectively. During the nine months ended September 30, 2002 and 2003, the Company derived approximately $35.3 million and $34.2 million, respectively, of net revenue from this subcontract. This subcontract extends through March 31, 2004. The health plan with which the Company has this subcontract has not included the Company as a subcontractor in its bid to the government for a contract that is to take effect October 1, 2004.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $51.5 million and $60.0 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $145.9 million and $175.7 million for the nine months ended September 30, 2002 and 2003, respectively. In August 2003, as previously disclosed, the Company was notified that its contract with one of the counties will be terminated effective December 31, 2003. Revenue related to this one county totaled approximately $5.9 million and $7.1 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $17.7 million and $20.7 million for the nine months ended September 30, 2002 and 2003, respectively.

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

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. Effective October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units. The Company has determined that its reporting units are identical to its reporting segments. The Company selected September 1 as its annual measurement date under SFAS 142.

        During the three months ended September 30, 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units. During the three months ended September 30, 2003, the Company recorded an impairment charge of $28.8 million to write-down the balance of goodwill related to the Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down was attributable to the Company's financial performance and its business outlook as of the annual measurement date, and resulted in the complete write-down of goodwill related to the Workplace and Public reporting units. The annual impairment charges are presented in the accompanying unaudited condensed consolidated statement of operations as "Goodwill impairment charges", a component of loss from continuing operations.

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are reflected in the table below (in thousands):

	Health Plans	Workplace	Public	Total
Balance as of January 1, 2003	$473,141	$7,074	$22,119	$502,334
Fiscal 2003 goodwill impairment charges	—	(6,909)	(21,871)	(28,780)
Other changes	(323)	(165)	(248)	(736)

Balance as of September 30, 2003	$472,818	$—	$—	$472,818

Intangible Assets

        At September 30, 2003, the Company had identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $55.6 million, net of accumulated amortization of approximately $60.9 million. During the three-month transition period ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in the Company changing the remaining useful lives of certain customer agreements and lists and provider networks. Such changes reflected management's estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three-month and nine-month periods ended September 30, 2003 by $1.4 million and $3.9 million, respectively. Net loss for such periods has been increased by the same amounts, or $0.04 and $0.11 per diluted share for the three-month and nine-month periods ended September 30, 2003, respectively. At September 30, 2003, the remaining estimated useful lives of the customer agreements and lists and provider networks range from two to seventeen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of September 30, 2003. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. As discussed in Note A—"General", the Company will be required to implement the "Fresh Start" accounting provisions of SOP 90-7, which could result in a significant change to the recorded values of the Company's long-lived assets.

Medical Claims Payable

        Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss ("NOL") carryforwards and other deferred tax assets. Accordingly, the Company's deferred tax assets were fully reserved at December 31, 2002 and September 30, 2003.

        The Company's effective income tax rate was (310.9) percent for the nine months ended September 30, 2003, as compared to (35.9) percent for the nine months ended September 30, 2002. The effective rate for the nine months ended September 30, 2003 varies substantially from federal statutory rates primarily due to the impact of non-deductible goodwill included in the goodwill impairment charge and the estimated utilization of NOL carryforwards that existed prior to the Company's emergence from bankruptcy in 1992. Under SOP 90-7, the deferred tax benefit related to the realization of these pre-bankruptcy NOL carryforwards is not reflected in the consolidated statements of operations. The income tax provision for the nine months ended September 30, 2003 also considers certain changes in estimates regarding the Company's anticipated utilization of pre-bankruptcy NOL carryforwards due to amendments of prior year tax returns. Also, the utilization of such pre-bankruptcy NOL carryforwards in any year is subject to continued review and adjustment by the Internal Revenue Service, based on an agreement reached with the IRS in fiscal 2000. The effective rate for the nine months ended September 30, 2002 varies substantially from federal statutory rates primarily due to the impact of non-deductible goodwill included in the fiscal 2002 goodwill impairment charge and a valuation allowance adjustment to reduce the Company's deferred tax asset balance to zero due to the uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets.

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

        The Company discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". At September 30, 2003, the Company had stock-based employee incentive plans, which are described more fully in Note 7 in the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002.

        The following table illustrates pro forma net loss and pro forma net loss per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss, as reported	$(557,844)	$(50,215)	$(547,220)	$(48,178)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(536)	(265)	(1,607)	(794)

Pro forma net loss	$(558,380)	$(50,480)	$(548,827)	$(48,972)

Loss per share:
Basic and diluted — as reported	$(15.94)	$(1.42)	$(15.79)	$(1.47)

Basic and diluted — pro forma	$(15.95)	$(1.43)	$(15.83)	$(1.49)

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the nine months ended September 30, 2002 and 2003 (in thousands):

	Nine Months Ended September 30,
	2002	2003
Income tax paid (refunds received)	$593	$(737)

Interest paid	$76,463	$12,033

NOTE D—Loss per Common Share

        The following tables reconcile loss (numerator) and shares (denominator) used in the Company's computations of loss from continuing operations per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator:
Loss from continuing operations	$(559,517)	$(29,567)	$(551,044)	$(32,231)
Less preferred dividends	1,137	—	3,327	884
Less amortization of redeemable preferred stock issuance costs, and other	218	—	652	171
Less preferred stock reorganization items, net	—	—	—	2,668

Loss from continuing operations available to common stockholders — basic	$(560,872)	$(29,567)	$(555,023)	$(35,954)
Add: presumed conversion of redeemable preferred stock	—	—	—	—

Loss from continuing operations available to common stockholders — diluted	$(560,872)	$(29,567)	$(555,023)	$(35,954)

Denominator:
Weighted average common shares outstanding — basic and diluted	35,085	35,319	34,916	35,300

Loss from continuing operations available to common stockholders per common share — basic and diluted	$(15.99)	$(0.84)	$(15.90)	$(1.02)

        Certain stock options and warrants which were outstanding during the three-month periods or the nine-month periods ended September 30, 2002 and 2003 were not included in the computation of diluted earnings per share because of their anti-dilutive effect. Given that the Company has reported a loss from continuing operations during the three-month periods and the nine-month periods ended September 30, 2002 and 2003, respectively, no common stock equivalents have been included in the computation of weighted average common shares outstanding.

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

Specialty Managed Healthcare Segment

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest comprised by the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into in connection with the specialty managed healthcare segment; however, the Company is obligated to satisfy lease agreements, subject to the Chapter 11 Cases, for which the Company believes it has adequate reserves at September 30, 2003.

Human Services Segment

        On January 18, 2001, the Company's Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. ("Mentor"), which represented the business and interest comprised by the Company's human services segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company's consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note. Additionally, the Company assumed liabilities of approximately $3.0 million. Approximately $50.2 million of the proceeds were used to retire loans under the Term Loan Facility as required by the Existing Credit Agreement with the remainder of the cash proceeds used to reduce amounts outstanding under the Revolving Facility.

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activity related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three-month and nine-month periods ended September 30, 2002 and 2003. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Healthcare Provider and Franchising Segments
Net revenue (1)	$3,864	$316	$10,669	$389

Salaries, cost of care and other operating expenses (2)	782	25,148	3,684	26,270
Other expenses (income) (3)(4)	1,066	(2,701)	2,400	(4,596)
Reorganization (benefit) expense (5)	—	(259)	—	85

Net income (loss)	$2,016	$(21,872)	$4,585	$(21,370)

Specialty Managed Healthcare Segment
Net revenue	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	—	116	(304)	116
Other expenses (income) (3)(4)	1,026	(1,363)	1,748	(1,999)
Reorganization benefit (5)	—	(29)	—	(3,540)

Net income (loss)	$(1,026)	$1,276	$(1,444)	$5,423

Human Services Segment
Net revenue	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	—	—	—	—
Other expenses (income) (3)(4)	(683)	52	(683)	—

Net income (loss)	$683	$(52)	$683	$—

Discontinued Operations — Combined
Net revenue (1)	$3,864	$316	$10,669	$389

Salaries, cost of care and other operating expenses (2)	782	$25,264	3,380	26,386
Other expenses (income) (3)(4)	1,409	(4,012)	3,465	(6,595)
Reorganization benefit (5)	—	(288)	—	(3,455)

Net income (loss)	$1,673	$(20,648)	$3,824	$(15,947)

(1)
Amounts primarily represent positive settlements of certain outstanding Medicare and Medicaid cost reports.

(2)
In September 2003, the Company entered into an agreement with Wachovia to settle certain claims filed by Wachovia related to the healthcare provider and franchising segment. As a result of the settlement, the Company recorded an adjustment to legal expense of $24.0 million, for which there was no tax effect. See Note F—"Commitments and Contingencies."

(3)
Interest expense has not been allocated to discontinued operations.

(4)
Includes (income) loss from disposal of discontinued operations and provision (benefit) for income taxes.

(5)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as reorganization expense (benefit), before taxes.

        The remaining assets and liabilities of the healthcare provider and franchising segments at September 30, 2003 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) investment in provider joint ventures of $1.9 million; (iv) hospital-based real estate of $2.4 million; (v) debt of $6.4 million related to the hospital-based real estate that has been classified as current given a default; and (vi) accounts payable and accrued liabilities of $29.0 million (of which approximately $27.6 million is included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet in accordance with SOP 90-7).

        The remaining assets and liabilities of the specialty managed healthcare segment at September 30, 2003 include, among other things, (i) reserve related to the discontinuance of operations of $1.4 million, which represents the claim amount for leases rejected as part of the Company's chapter 11 proceedings and (ii) accounts payable and accrued liabilities of $0.7 million. These liabilities are included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet in accordance with SOP 90-7.

        The following table provides a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Balance December 31, 2002	Payments	Adjustments (1)	Reorganization Benefit (2)	Balance September 30, 2003
Lease exit costs	$5,809	$(371)	$(493)	$(3,530)	$1,415

(1)
Includes the reduction of reserves attributable to the change in estimate of a liability associated with a potential bankruptcy claim related to a leased facility. In accordance with SOP-90-7, such adjustment was recorded as a component of "Income (loss) on disposal of discontinued operations" in the accompanying unaudited condensed consolidated statements of operations.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices for the specialty managed healthcare segment. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "Discontinued operations, net of tax" under the caption "Reorganization benefit, net" in the accompanying unaudited condensed consolidated statements of operations.

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

        The Company maintained general, professional and managed care errors and omissions liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $0.25 million per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $0.5 million per claim and $2.5 million annual aggregate self-insured retention for managed care errors and omissions liability. The Company renewed its general, professional and managed care errors and omissions liability insurance policies with unaffiliated insurers for the one-year period from June 17, 2002 to June 16, 2003. These policies were also written on a "claims-made" basis, and were subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company renewed its general, professional and managed care errors and omissions liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2003 to June 16, 2004. These policies will remain in effect after the Plan is consummated. The policies are also written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions and portions of claims in excess of policy limits, as well claims reported after the expiration date of the policies if they are not renewed.

Regulatory Issues

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies have conducted inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. Subsequent to the Commencement Date, the Company began settlement negotiations with the Department of Justice concerning its inquiries. In September 2003, the Company reached a settlement with the Department of Justice, which includes a release from all claims related to its inquiries, for $1.1 million. The Bankruptcy Court approved the settlement on October 9, 2003.

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

HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulations relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form subject to various implementation dates beginning in April 2003. The Company commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. The PMO has been phased out as a separate department, and these HIPAA compliance activities are now included in the Company's Corporate Compliance Department. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. The Company incurred approximately $1.0 million in operating costs related to HIPAA during both the three months ended September 30, 2002 and 2003, and approximately $3.1 million and $2.8 million during the nine months ended September 30, 2002 and 2003, respectively. Capital expenditures related to HIPAA were approximately $0.2 million and $0.7 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $1.3 million and $1.8 million for the nine months ended September 30, 2002 and 2003, respectively.

Legal

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. As part of the Company's bankruptcy proceedings, Wachovia filed a proof of claim against the Company for approximately the aforementioned amounts. In September 2003, the Company and Wachovia entered into an agreement to settle Wachovia's claims by granting Wachovia an allowed General Unsecured Claim in the amount of $24 million in the Chapter 11 Cases. As of September 30, 2003, the Company has recorded a liability in the amount of $24 million related to Wachovia, with such amount included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Under the terms of the settlement, Wachovia's Allowed Claim will be paid in accordance with the Plan, except in lieu of the New Notes that Wachovia would otherwise be entitled to receive under the Plan, Wachovia will receive cash equal to the face amount of such New Notes. In addition, Wachovia agreed to elect the Partial Cash-Out Election in respect of the shares of New Common Stock that Wachovia is entitled to receive pursuant to the Plan and to other restrictions on its rights with respect to the distributions under the Plan that, under certain circumstances, will limit its total cash recovery to no more than $10 million. The Bankruptcy Court approved the settlement on October 9, 2003.

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters. The Class Actions have been stayed as a consequence of the commencement of the Company's Chapter 11 Cases. The Company believes that the claims in the Class Actions constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. The plaintiffs have not filed proofs of claim with the Bankruptcy Court and therefore the Company believes that there will be no allowed claim with respect thereto in the Chapter 11 Cases.

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

Unclaimed Property

        Several states have initiated audits of the Company's filings related to unclaimed property under escheat laws. A single firm that specializes in unclaimed property audits is conducting the audits on behalf of such states. In general, state escheat statutes allow the examination of unclaimed property filings to extend back ten years or more. The Company has recorded estimated reserves for potential unclaimed property liabilities pertaining to its continuing operations and its discontinued operations. The Company believes that the unclaimed property liabilities with respect to Debtors constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 cases. Certain states have not filed proofs of claim with the Bankruptcy Court and therefore the Company believes that there will be no allowed claim with respect to unclaimed property to such states in the Chapter 11 Cases. The Company has adjusted its unclaimed property liabilities with respect to the Debtors to amounts it estimates will be allowed by the Bankruptcy Court based on filed proofs of claims.

NOTE G—Special Charges

        During fiscal 2000 the Company incurred special charges related to the closure of certain provider offices and the restructuring of the corporate function and certain managed behavioral healthcare office sites. At September 30, 2003, outstanding liabilities of approximately $0.3 million related to such activities are included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance December 31, 2002	Payments	Adjustments (1)	Reorganization Expense (Benefit) (2)	Balance September 30, 2003
Lease termination and other costs	$1,890	$(366)	$(484)	$(780)	$260

(1)
Includes the reduction of reserves attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, such adjustments are recorded as a component of "Special charges" in the accompanying unaudited condensed consolidated statements of operations.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded in the accompanying unaudited condensed consolidated statements of operations as "Reorganization expense", a component of loss from continuing operations.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $3.7 million being recorded during the nine months ended September 30, 2002. The special charges for fiscal 2002 consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The remaining employee termination costs are expected to be paid in full by April 30, 2004. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At September 30, 2003, outstanding liabilities of approximately $0.3 million related to the 2002 Restructuring Plan are included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of remaining liabilities resulting from these special charges (in thousands):

Type of Cost	Balance December 31, 2002	Payments	Adjustments (1)	Balance September 30, 2003
Employee severance and termination benefits	$823	$(591)	$(18)	$214
Lease termination and other costs	436	(108)	(214)	114

	$1,259	$(699)	$(232)	$328

(1)
Upon reevaluation of the reserves related to the restructuring plan, the Company recorded a reduction to the severance and lease reserves. The reduction in lease reserves is attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, the adjustments to the severance and lease reserves are recorded as a component of "Special charges" in the accompanying unaudited condensed consolidated statements of operations.

        In June 2002, the Company implemented a new business improvement initiative named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and was focused on reducing operational and administrative costs while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of (a) $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities and other associated activities. During the three months ended December 31, 2002, the Company's ABI initiative resulted in the recognition of special charges of (a) $2.0 million to terminate 172 employees that comprised both field operational and corporate personnel, and (b) $0.5 million to downsize and close excess facilities and other associated activities. At December 31, 2002, outstanding liabilities related to ABI totaled $3.1 million.

        During the nine months ended September 30, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $1.7 million to terminate an additional 73 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $1.7 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees by March 31, 2003, with all of the terminations completed by June 30, 2003. All employee termination costs accrued and unpaid as of September 30, 2003 are expected to be paid in full by September 30, 2004. At September 30, 2003, outstanding liabilities of approximately $0.5 million related to ABI are included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet, in accordance with SOP 90-7.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2002	Additions	Payments	Adjustments (1)	Reorganization Expense (Benefit) (2)	Balance September 30, 2003
Employee severance and termination benefits	$1,963	$1,750	$(3,330)	$—	$—	$383
Lease termination and other costs	1,116	57	(440)	(346)	(268)	119

	$3,079	$1,807	$(3,770)	$(346)	$(268)	$502

(1)
Includes the reduction of reserves attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, such adjustments are recorded as a component of "Special charges" in the accompanying unaudited condensed consolidated statements of operations.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded in the accompanying unaudited condensed consolidated statements of operations as "Reorganization expense", a component of loss from continuing operations.

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the nine months ended September 30, 2003, PIP resulted in the recognition of special charges of (a) $3.4 million to terminate 272 employees that represented both operational and corporate personnel, and (b) $2.2 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $3.4 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees by September 30, 2003, with all terminations expected to be completed by January 31, 2004. All termination costs associated with those employees terminated during the nine months ended September 30, 2003 are expected to be paid in full by October 31, 2004. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the liability for termination costs for those employees required to render service until they are terminated that exceeds the minimum retention period (defined as 60 days) is being recognized ratably over the future service period. The Company has estimated that additional termination costs of $0.4 million related to those employees notified of their termination during the nine months ended September 30, 2003 will be recognized throughout the remainder of fiscal 2003. The other special charges of $2.2 million represent costs to downsize and close seven leased facilities, and other associated costs. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At September 30, 2003, outstanding liabilities of approximately $4.8 million related to PIP are included in the accompanying unaudited condensed consolidated balance sheet, with the liability for employee severance and termination benefits included in "Accrued liabilities" and the liability for lease termination and other costs included in "Current liabilities subject to compromise" in accordance with SOP 90-7.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2002	Additions	Payments	Adjustments (1)	Reorganization Expense (Benefit) (2)	Balance September 30, 2003
Employee severance and termination benefits	$—	$3,424	$(946)	$—	$—	$2,478
Lease termination and other costs	—	2,183	(274)	456	(53)	2,312

	$—	$5,607	$(1,220)	$456	$(53)	$4,790

(1)
Includes the reclassification of reserves of $0.6 million from deferred credits and other long-term liabilities related to one of the closed lease facilities and the reduction in reserves of $0.1 million related to a leased facility that was rejected for which a claim was not filed with the Bankruptcy Court.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded in the accompanying unaudited condensed consolidated statements of operations as "Reorganization expense", a component of loss from continuing operations.

        As part of PIP, the Company has identified two other leased facilities that will be closed during the remainder of fiscal 2003. In accordance with SFAS 146, the Company will accrue as special charges the estimated cost incurred in exiting these excess leased facilities at the time such facilities are vacated. The Company estimates the total costs to be incurred in relation to exiting these leases will range from $0.2 million to $0.6 million.

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the nine months ended September 30, 2003 includes $0.5 million for the cost of outside consultants. Also included in special charges for the nine months ended September 30, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

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

        The accounting policies of these segments are the same as those described in the summary of significant accounting policies included in the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002. The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, reorganization expense, special charges, goodwill impairment charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended September 30, 2002
Net revenue	$229,491	$56,906	$146,834	$—	$433,231
Cost of care	144,423	19,170	121,476	—	285,069
Direct service costs	38,638	20,622	10,434	—	69,694
Other operating expenses	—	—	—	45,677	45,677
Equity in earnings of unconsolidated subsidiaries	(4,034)	—	(1,308)	—	(5,342)

Segment profit (loss)	$50,464	$17,114	$16,232	$(45,677)	$38,133

Three Months Ended September 30, 2003
Net revenue	$197,944	$47,560	$128,203	$—	$373,707
Cost of care	107,626	10,558	104,640	—	222,824
Direct service costs	30,140	17,831	9,793	—	57,764
Other operating expenses	—	—	—	50,999	50,999
Equity in (earnings) loss of unconsolidated subsidiaries	(1,797)	—	435	—	(1,362)

Segment profit (loss)	$61,975	$19,171	$13,335	$(50,999)	$43,482

Nine Months Ended September 30, 2002
Net revenue	$716,161	$172,890	$419,165	$—	$1,308,216
Cost of care	444,381	57,707	347,995	—	850,083
Direct service costs	123,139	62,406	30,856	—	216,401
Other operating expenses	—	—	—	123,737	123,737
Equity in (earnings) loss of unconsolidated subsidiaries	(11,706)	—	1,877	—	(9,829)

Segment profit (loss)	$160,347	$52,777	$38,437	$(123,737)	$127,824

Nine Months Ended September 30, 2003
Net revenue	$631,329	$147,762	$393,860	$—	$1,172,951
Cost of care	372,936	36,975	323,570	—	733,481
Direct service costs	94,477	56,638	30,716	—	181,831
Other operating expenses	—	—	—	136,690	136,690
Equity in (earnings) loss of unconsolidated subsidiaries	(4,751)	—	1,590	—	(3,161)

Segment profit (loss)	$168,667	$54,149	$37,984	$(136,690)	$124,110

        The following tables reconcile Segment Profit to consolidated income from continuing operations before provision for income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Segment profit	$38,133	$43,482	$127,824	$124,110
Depreciation and amortization	(13,048)	(11,593)	(36,368)	(36,265)
Interest expense	(24,818)	(4,748)	(73,877)	(31,474)
Interest income	1,967	670	4,055	2,173
Reorganization expense	—	(4,540)	—	(32,245)
Special charges	(6,539)	(3,230)	(11,244)	(5,322)
Goodwill impairment charges	(415,880)	(28,780)	(415,880)	(28,780)

Loss from continuing operations before income taxes and minority interest	$(420,185)	$(8,739)	$(405,490)	$(7,803)

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

        TPG has the right to nominate three representatives to the Company's Board of Directors. As of November 1, 2003, TPG had two representatives on the Company's seven-member Board of Directors.

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

(subject to compromise)" in the Company's condensed consolidated balance sheets as follows (in thousands):

	December 31, 2002	September 30, 2003
		(Unaudited)
Redeemable convertible preferred stock:
Series A — stated value 1.87 shares authorized, 59 shares issued and outstanding	$59,063	$59,063
Series B — stated value 1.60 shares authorized, none issued and outstanding	—	—
Series C — stated value 1.60 shares authorized, none issued and outstanding	—	—

	59,063	59,063
Accumulated unpaid dividends on Series A Preferred Stock	12,819	13,703
Issuance costs (net of accumulated amortization), and other	(2,839)	—

	$69,043	$72,766

NOTE J—Condensed Combined Financial Statements of Debtors In Possession

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In thousands)

        In accordance with SOP 90-7, presented below are the unaudited condensed combined financial statements as of September 30, 2003 of the Debtors (Magellan Health Services, Inc. and 88 of its subsidiaries) that filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company's unaudited condensed consolidated financial statements.

ASSETS
Current assets:
Cash and cash equivalents	$163,176
Accounts receivable, less allowance for doubtful accounts of $4,709 at September 30, 2003	52,252
Restricted cash, investments and deposits	12,374
Refundable income taxes	463
Other current assets	24,923

Total current assets	253,188
Property and equipment, net	74,236
Investments in non-Debtor subsidiaries	6,599
Investments in unconsolidated subsidiaries	15,360
Other long-term assets	19,122
Goodwill	472,344
Intangible assets, net	55,573

$896,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
Accounts payable	$13,278
Accrued liabilities	42,271
Medical claims payable	85,218
Debt in default and current maturities of capital lease obligations	169,271

Total current liabilities not subject to compromise	310,038
Current liabilities subject to compromise	1,151,488

Total current liabilities	1,461,526

Long-term capital lease obligations, not subject to compromise	1,345

Long-term liabilities subject to compromise	592

Long-term liabilities, not subject to compromise	598

Due to related parties, net	2,971

Commitments and contingencies:
Redeemable preferred stock subject to compromise	72,766

Stockholders' deficit, net	(643,376)

$896,422

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	For the Three Months Ended September 30, 2003	For the Period March 11, 2003 Through September 30, 2003
Net revenue	$217,146	$505,202
Cost and expenses:
Salaries, cost of care and other operating expenses	182,656	423,801
Equity in earnings of unconsolidated subsidiaries	(1,362)	(2,967)
Depreciation and amortization	11,519	25,610
Goodwill impairment charges	27,184	27,184
Interest expense	3,723	8,742
Interest income	(329)	(733)
Reorganization expense, net	4,540	29,331
Special charges	2,712	3,715

	230,643	514,683

Loss from continuing operations before income taxes	(13,497)	(9,481)
Provision for income taxes	14,222	22,026

Loss from continuing operations	(27,719)	(31,507)
Discontinued operations:
Loss from discontinued operations	(25,207)	(26,097)
Income on disposal of discontinued operations	2,971	4,152
Reorganization benefit, net	314	3,481

	(21,922)	(18,464)

Net loss	$(49,641)	$(49,971)

MAGELLAN HEALTH SERVICES, INC. AND DEBTOR SUBSIDIARIES
DEBTORS IN POSSESSION
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

For the Period March 11, 2003 Through September 30, 2003
Cash flows from operating activities:
Net loss	$(49,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(2,348)
Depreciation and amortization	25,610
Goodwill impairment charges	27,184
Equity in earnings of unconsolidated subsidiaries	(2,967)
Non-cash reorganization expense	12,464
Non-cash interest expense	2,301
Cash flows from changes in assets and liabilities:
Accounts receivable, net	11,208
Restricted cash, investments and deposits	(1,862)
Other assets	(13,912)
Accounts payable and other accrued liabilities	90,958
Medical claims payable	10,968
Income taxes payable and deferred income taxes	1,566
Net cash flows related to unconsolidated subsidiaries	(758)
Net cash flows related to non-Debtor subsidiaries	(665)
Other liabilities	(1,551)
Other	2,149

Total adjustments	160,345

Net cash provided by operating activities	110,374

Cash flows from investing activities:
Capital expenditures	(11,739)
Acquisitions and investments in businesses, net of cash acquired	(1,360)
Proceeds from sale of assets, net of transaction costs	1,776

Net cash used in investing activities	(11,323)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	49
Payments on debt and capital lease obligations	(2,236)
Net transfers from related parties	9,361

Net cash provided by financing activities	7,174

Net increase in cash and cash equivalents	106,225
Cash and cash equivalents at beginning of period	56,951

Cash and cash equivalents at end of period	$163,176

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan" or the "Company") should be read together with the Unaudited Condensed Consolidated Financial Statements and the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002.

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

  •
  successful implementation of its plan of reorganization under chapter 11 (see "Voluntary Chapter 11 Filing" below);

  •
  the continued reduction of its operating costs on a per member basis;

  •
  successful pricing of its customer contracts;

  •
  the Company's ability to retain customers;

  •
  the ability of the Company to continue as a going concern;

  •
  the Company's ability to obtain Bankruptcy Court (as defined below) approval with respect to motions in its Chapter 11 Cases (as defined below) prosecuted by it from time to time;

  •
  the ability of the Company to consummate its plan of reorganization with respect to its Chapter 11 Cases;

  •
  the potential adverse impact of the Chapter 11 Cases on the Company's liquidity or results of operations;

  •
  the Company's ability to maintain contracts that are critical to its operations;

  •
  cost of care trends including utilization of care by members and rates paid to providers;

  •
  timely execution of HIPAA compliance initiatives (see "Outlook—Results of Operations—HIPAA");

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

Voluntary Chapter 11 Filing

        On October 8, 2003, the Third Joint Amended Plan of Reorganization, as modified (the "Plan"), of Magellan Health Services, Inc. and 88 of its subsidiaries (collectively, the "Debtors"') was confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). At a hearing by the Bankruptcy Court on confirmation of the Plan held on October 8, 2003, the vote of the Debtors' creditors on acceptance of the Plan was reported. The Plan was accepted by the favorable vote of all classes of the Debtors' creditors entitled to vote on the Plan, as determined in accordance with the Plan, other than the Debtors' senior secured creditors whose approval was not required for confirmation of the Plan. Magellan currently anticipates that the Plan will be substantially consummated and the Company estimates that it will emerge from bankruptcy in late December 2003 or early January 2004. Consummation of the Plan is subject to certain regulatory approvals, including those required under the Hart-Scott-Rodino Act, and other customary conditions. There can be no assurance that the Company will satisfy such conditions in order to emerge from its chapter 11 proceedings. If the Company were unable to successfully implement its reorganization plan and emerge from its chapter 11 proceedings, the Company would be unable to continue as a going concern.

        The Debtors' filed voluntary petitions under chapter 11 (the "Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court on March 11, 2003 (the "Commencement Date"). The Chapter 11 Cases were consolidated for procedural purposes only and have been jointly administered under case no. 03-40515 (PCB) pursuant to an order of the Bankruptcy Court. The Debtors have remained in possession of their assets and properties, and have continued to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

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

        Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtors' case under chapter 11. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

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

        On August 18, 2003, the Debtors received approval from the Bankruptcy Court of the distribution to their creditors of a Disclosure Statement (the "Disclosure Statement") with respect to the Debtors' Third Joint Amended Plan of Reorganization, which the Debtors had previously filed with the Bankruptcy Court with the approval of its Official Committee of Unsecured Creditors. On September 25, 2003 and October 8, 2003, the Debtors filed with the Bankruptcy Court certain modifications to the Debtors' Third Amended Joint Plan of Reorganization (the "Plan Modifications"). The order of the Bankruptcy Court confirming the Plan (the "Confirmation Order") contains certain provisions that affect or otherwise relate to the implementation of the Plan.

        The following is a summary of the transactions, including modifications of the rights of the Company's existing security holders, which are contemplated to occur either pursuant to or in connection with the implementation and consummation of the Plan. This summary only highlights certain of the substantive provisions of the Plan and is not intended to be a complete description of, and is not a substitute for a full and complete reading of, the Plan. This summary is qualified in its entirety by reference to the full text of the Plan, as it will be implemented pursuant to the Confirmation Order. Capitalized terms used but not defined in this report have the meanings set forth in the Plan. Under the Plan, the Company and its subsidiaries will continue to conduct their current business in their current organizational form and with their current assets in all material respects (except for cash to be distributed under the Plan to creditors of the Debtors), but the Company will be recapitalized (as so recapitalized, "reorganized Magellan") as of the date of emergence (the "Effective Date"). Both the existing indebtedness of the Debtors (i.e., secured bank loans, two classes of notes and general unsecured creditor claims) and the existing equity interests in the Company (approximately 35.3 million shares of a single class of Common Stock, $0.25 par value per share, and approximately 59,063 shares of Series A Redeemable Senior Preferred Stock, without par value) will be restructured pursuant to the Plan, as described below.

        Under the Plan, the Company's senior secured bank indebtedness, extended under a credit agreement dated February 12, 1998, as amended (the "Existing Credit Agreement"), and consisting of currently outstanding term loans of approximately $115.8 million and a revolving loan under which there are outstanding borrowings of approximately $45.0 million and outstanding letters of credit of approximately $73.5 million, will be either repaid in full or repaid in part and restructured. If not repaid in full, this indebtedness will be repaid to the extent of $50.0 million and the remaining balance will be converted to secured term loans (and reimbursement obligations with respect to outstanding letters of credit and renewals thereof) having maturities through November 30, 2005 (the "New Facilities"). The New Facilities will bear interest at a rate equal to the prime rate plus 3.25 percent and the Company will pay letter of credit fees equal to 4.25 percent per annum plus a fronting fee of 0.125 percent per annum of the face amount of letters of credit. The Company will also pay the lenders a fee of one percent of the New Facilities on the Effective Date. The New Facilities will be guaranteed by substantially all of the subsidiaries of reorganized Magellan and will be secured by substantially all of the assets of reorganized Magellan and the subsidiary guarantors. However, the Company anticipates that the New Facilities will not be used and, instead, the indebtedness under its Existing Credit Agreement will be refinanced as described below.

        On August 1, 2003, the Company entered into a commitment letter with Deutsche Bank (the "DB Commitment Letter") to provide a credit facility (the "Exit Facility") that would provide $100.0 million in term loans, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on the Exit Facility would be lower than the rates of interest on the New Facilities. Borrowings under the Exit Facility would have a term expiring in August 2008. The Exit Facility would be guaranteed by substantially all of the subsidiaries of reorganized Magellan and would be secured by substantially all of the assets of reorganized Magellan and the subsidiary guarantors. The proceeds of the Exit Facility, together with cash on hand, would be used to repay the obligations under the Existing Credit Agreement, to pay fees and expenses related to the Debtors' Chapter 11 Cases, to make other cash payments contemplated by the Plan, and for general working capital purposes. The DB Commitment Letter is subject to a number of conditions, the satisfaction or waiver of which is necessary before Deutsche Bank is obligated to extend funds thereunder. Deutsche Bank has informed the Company that Deutsche Bank has received commitments from lenders to extend credit under the Exit Facility such that there would be a full syndication of the Exit Facility, subject to certain conditions. There is no assurance that the Company will satisfy such conditions or have such conditions waived by the Effective Date and therefore no assurance that the Company will be able to borrow under the Exit Facility on the Effective Date, instead of making payment in respect of the Existing Credit Facility and entering into the New Facility as described above. The DB Commitment expires on January 31, 2004.

        Under the Plan, holders of the Company's currently outstanding 9 3/8% Senior Notes due 2007 in the approximate principal amount of $250.0 million (the "Senior Notes") will exchange their Senior Notes and all accrued and unpaid interest thereon for new unsecured notes (the "New Notes") of the Company and cash in an aggregate amount equal to the face amount of the Senior Notes plus the accrued and unpaid interest thereon. A copy of the form of Indenture with respect to which the New Notes may be issued under the Plan, between Magellan Health Services, Inc. and HSBC Bank or another indenture trustee, was filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 29, 2003. The New Notes will contain terms substantially similar to the existing Senior Notes; will have a maturity of November 15, 2008 and an interest rate of 9 3/8% per annum. Holders of the Company's currently outstanding 9% Senior Subordinated Notes due 2008 in the approximate principal amount of $625.0 million (the "Senior Subordinated Notes") will be entitled to receive, in satisfaction of their claims, which include all accrued and unpaid interest, approximately 88% of the equity of the reorganized company (before giving effect to the Equity Offering (as defined below) and the Onex Investment (as defined below), and the reservation of shares for issuance pursuant to the warrants and for management incentive purposes described below). Holders of general unsecured creditor claims (other than Senior Notes claims and Senior Subordinated Notes claims) will receive, in satisfaction of their claims (including any unpaid interest accrued thereon), cash, shares of Ordinary Common Stock (as defined below) representing approximately 9% of reorganized Magellan's equity (before giving effect to the Equity Offering (as defined below) and the Onex Investment (as defined below), and the reservation of shares for issuance pursuant to the warrants and for management incentive purposes described below), and New Notes, the portion of each to be determined in accordance with certain criteria set forth in the Plan. The Company expects that on the Effective Date it will issue New Notes in the aggregate principal amount of approximately $250 million. No interest payments have been, or (prior to the Effective Date) will be made, regarding the Senior Subordinated Notes, the Senior Notes or other general unsecured claims against the Company during the course of the Debtors' chapter 11 proceedings.

        Under the Plan, in summary, the currently outstanding shares of Common Stock of the Company will be cancelled and two classes of newly authorized shares of common stock will be issued, shares of Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock"), and shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share ("MVS Securities"). The MVS Securities and Ordinary Common Stock will have the same powers, privileges and rights, and each share will represent an equivalent interest in reorganized Magellan's equity, except that the shares of MVS Securities will have the number of votes sufficient so that all the outstanding shares of MVS Securities will have an equal number of votes as all the shares of Ordinary Common Stock, i.e., the MVS Securities will be entitled to exercise 50% of the voting power of all the common stock of reorganized Magellan, except as described below. The MVS Securities will be issued only to Onex (as defined below) and are transferable by Onex (as defined below) only to its affiliates; upon transfer to any other party they will automatically convert on a share-for-share basis into Ordinary Common Stock. The MVS Securities will cease to have any special voting rights in the event the outstanding shares of MVS Securities cease to represent a specified minimum percentage of the common equity of reorganized Magellan, as described below. The MVS Securities and Ordinary Common Stock also differ in that each class has certain other voting rights and other special rights and privileges, including as described below. Shares of Ordinary Common Stock will be issued to holders of the Senior Subordinated Notes and to holders of general unsecured creditor claims, as described above, and certain shares of Ordinary Common Stock and warrants to purchase shares of Ordinary Common Stock will be issued under the Plan to holders of the Company's currently outstanding Common Stock and Series A Redeemable Preferred Stock, as described below.

        As part of the Plan, the Company has also offered to holders of its Senior Subordinated Notes and its general unsecured creditors and one holder of an administrative claim (the "Equity Offering") the opportunity to purchase on the Effective Date 2,631,579 shares of Ordinary Common Stock representing approximately 17.2% of the equity of reorganized Magellan (taking into account the issuance of equity of reorganized Magellan to its creditors pursuant to the Plan as described above and giving effect to the Equity Offering and the Onex Investment (as defined below) but before giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes as described below), at a price per share of $28.50, or a total price of $75.0 million. The Company has received a commitment from Onex Corporation, a Canadian corporation, to purchase on the same terms any shares in the Equity Offering not purchased by the creditors to whom it was offered. The Company has also received a commitment from Onex Corporation, for it or investment funds or other entities affiliated with it (collectively, "Onex"), to purchase on the Effective Date 2,631,579 shares of common stock, which will represent approximately 17.2% of the equity of reorganized Magellan on the Effective Date (taking into account the issuance of equity of reorganized Magellan to its creditors pursuant to the Plan as described above and giving effect to the Equity Offering and such investment by Onex but before giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes as described below), at a purchase price per share of $28.50 or at a total price of $75.0 million (the "Onex Investment"). In addition, Onex had committed to purchase additional shares of common stock at a purchase price of $22.50 per share to fund an offer made by the Company pursuant to the Plan to holders of its Subordinated Notes and other general unsecured creditors permitting them to elect to receive $22.50 in cash per share in lieu of all the shares of Ordinary Common Stock they would otherwise receive under the Plan (the "Cash-Out Election"), up to a total of approximately $50 million and subject to pro ration if such election is oversubscribed. Any shares purchased by Onex, whether in the Equity Offering, pursuant to the Onex Investment or to fund the Cash-Out election, will be MVS Securities. Onex's commitment to purchase the shares of MVS Securities as set forth in this paragraph expires on January 31, 2004.

        The time period for creditors of the Company to elect to purchase shares of Ordinary Common Stock pursuant to the Equity Offering has expired and creditors have elected to purchase 2,222,182 shares out of the 2,631,579 shares offered. The time period for creditors to elect to participate in the Cash-Out Election has expired and the Company estimates that creditors have elected to receive cash payments for a total of 681,801 shares that would otherwise be issued to them under the Plan (requiring cash payments from Onex in an amount totaling $15,340,525 and thereby without a requirement for pro ration among electing holders). Based on these elections, the Company estimates Onex pursuant to its commitments will be obligated to purchase on the Effective Date approximately 409,397 shares of MVS Securities with respect to the unsubscribed portion of the Equity Offering, 2,631,579 shares of MVS Securities pursuant to the Onex Investment, and approximately 681,801 shares pursuant to its funding of the Cash-Out Election, for a total purchase of approximately 3,722,777 shares of MVS Securities by Onex, which on the Effective Date will represent approximately 24.4% of reorganized Magellan's equity (without giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes referred to below). Holders of Senior Subordinated Notes and holders of general unsecured creditor claims are expected to receive in aggregate approximately 11,292,000 shares of Ordinary Common Stock in respect of their claims and subscriptions pursuant to the Equity Offering.

        Under the Plan, the existing Series A Redeemable Preferred Stock of the Company will be cancelled and the holders thereof will receive 198,548 shares of Ordinary Common Stock, representing approximately 1.3% of the equity of reorganized Magellan on the Effective Date (after giving effect to the issuance of such shares, the issuance of equity of reorganized Magellan to its creditors pursuant to Plan, the Equity Offering and the Onex Investment but without giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes as referred to below), as well as warrants to purchase until the seventh anniversary of the Effective Date for $69.46 per share a like number of shares of Ordinary Common Stock. The existing common stock of the Company will also be cancelled and the holders thereof will receive 49,637 shares of Ordinary Common Stock, representing approximately 0.3% of the equity of reorganized Magellan on the Effective Date (after giving effect to the issuance of such shares, the issuance of equity of reorganized Magellan to its creditors pursuant to the Plan, the Equity Offering and the Onex Investment but without giving effect to the reservation of shares for issuance pursuant to the warrants and for management incentive purposes referred to herein), which equals approximately 1 share of Ordinary Common Stock for every 712 shares of existing common stock, as well as warrants to purchase until the seventh anniversary of the Effective Date for $69.46 per share a like number of shares of Ordinary Common Stock. Pursuant to the Plan, all outstanding options and warrants to purchase existing common stock will be cancelled, and will not be replaced with options or warrants to purchase Ordinary Common Stock. No fractional shares or cash in lieu thereof will be issued or paid.

        As part of, and subject to, consummation of the Plan, Aetna Inc. ("Aetna") and Magellan have agreed to renew their behavioral health services contract. Under this agreement, the Company will continue to manage the behavioral health care of individuals covered by Aetna's healthcare programs through December 31, 2005, with an option for Aetna to either purchase the business or to extend the agreement at that time. Pursuant to the Plan, on the Effective Date, the Company will pay $15.0 million of its obligation to Aetna of $60.0 million plus accrued interest, and provide Aetna with an interest-bearing note (the "Aetna Note") for the balance, which would mature on December 31, 2005. The Aetna Note will be guaranteed by substantially all of the subsidiaries of reorganized Magellan and would be secured by a second lien on substantially all of the assets of reorganized Magellan and the subsidiary guarantors. Additionally, if this contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the business, the purchase price could be offset against any amounts owed under the Aetna Note. The Court approved the renewal of the Aetna agreement on April 23, 2003. This agreement, the Second Amendment, dated as of March 11, 2003 to the Master Service Agreement, dated as of August 5, 1997, by and among Aetna, Magellan Health Services, Inc. and Magellan's subsidiary Human Affairs International, as amended, was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2003. In addition, Aetna will receive under the Plan a warrant to purchase, commencing on January 1, 2006 and not later than the fifth anniversary of the Effective Date, 100,000 shares of Ordinary Common Stock at a purchase price of $24.10 per share. The Aetna services contract automatically terminates on January 31, 2004 unless the Plan has been consummated.

        Upon implementation of the Plan, the Company's certificate of incorporation and bylaws will be amended and restated. The total number of shares of capital stock which reorganized Magellan will have the authority to issue will be 70,000,000 shares, consisting of: (i) 40,000,000 shares of Ordinary Common Stock, (ii) 20,000,000 shares of MVS Securities and (iii) 10,000,000 shares of preferred stock, issuable in the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). As of the Effective Date, the Board of Directors of reorganized Magellan will consist of nine members, including the Company's chief executive officer (Steven J. Shulman) and chief operating officer (Dr. Rene Lerer) and seven members (Mark L. Hilson, Robert Haft, Christopher A. Govan, Robert M. LeBlanc, Michael P. Ressner, Michael Diament and Saul Burian) selected by Onex and the Official Committee of Unsecured Creditors. The terms of office of three of the members (Messrs. Haft, Govan and LeBlanc) will extend to the 2005 annual meeting of reorganized Magellan, the terms of office of two members (Messrs. Hilson and Lerer) will extend until the 2006 annual meeting, and the terms of office of four members (Messrs. Shulman, Ressner, Diament and Burian) will extend until the 2007 annual meeting and in each case the term of their successors will extend for three years and until the election and qualification of their respective successors, or in any case their earlier death, incapacity, resignation or removal. Upon the expiration of their initial terms, the seats held by four of the initial directors (Messrs. Shulman, Hilson, Haft and Govan and their successors) will be filled by election by vote of the MVS Securities, voting as a separate class, three (Messrs. Ressner, Diament and Burian and their successors) will be filled by election by vote of the Ordinary Common Stock, voting as a separate class and two (Messrs. LeBlanc and Lerer and their successors) will be filled by election by vote of the MVS Securities and Ordinary Common Stock, voting together as though one class, in which vote the MVS Securities will be entitled to cast 50% of the entire vote. However, the special voting powers of the MVS Securities and Ordinary Common Stock will terminate at such time as there are no shares of MVS Securities, after which time all the directors will be elected by vote of the common stockholders.

        The Company's current chief executive officer, chief operating officer and chief financial officer (Steven J. Shulman, Dr. Rene Lerer and Mark S. Demilio, respectively) are expected to enter into employment agreements with reorganized Magellan on or about the Effective Date and to continue in their current positions upon consummation of the Plan. On October 8, 2003, the material terms of such agreements were filed with the Court. In general, the Company's other senior officers are expected to continue in the reorganized Magellan's employ in substantially the same positions.

        The Plan also provides for the establishment of a management incentive plan (the form of which was filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated September 25, 2003) under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company's management and other employees. The Plan provides that a total of 2,771,169 shares of Ordinary Common Stock will be reserved for issuance pursuant to such management incentive plan over a period not to exceed ten years after the Effective Date, including restricted stock awards and other equity incentives covering a total of approximately 73,000 shares of Ordinary Common Stock to be issued to executive officers of the Company on or about the Effective Date.

        The following table summarizes the estimated amounts of securities to be outstanding upon emergence as described above (all amounts are estimated based upon current estimates of total Allowed Claims):

Recipients of Shares to be Issued Under the Plan:	Potential Distribution of Shares to be Issued under the Plan[1]	% of Outstanding Shares	Adjustment For Cash-Out Elections Made[2]	Adjustment for Actual Exercise of Rights Offering		Adjusted Potential Distribution of Shares	% of Outstanding Shares	Total Shares to be Issued and Reserved for Issuance	% of Total Shares
General unsecured creditors (including holders of Senior Subordinated Notes)[3]	9,751,815	63.9%	(681,801)	2,222,182	[4]	11,292,196	74.0%	11,292,196	61.4%
Holders of Existing Preferred Stock	198,548	1.3%				198,548	1.3%	198,548	1.1%
Holders of Existing Common Stock	49,637	0.3%				49,637	0.3%	49,637	0.3%

	10,000,000					11,540,381		11,540,381
Participants in the Rights Offering	2,631,579	17.2%		(2,631,579)[4]
Onex[5]	2,631,579	17.2%	681,801	409,397	[4]	3,722,777	24.4%	3,722,777	20.3%

Total Outstanding Shares	15,263,158	100.0%	0	0		15,263,158	100.0%	15,263,158

Shares Reserved for Issuance pursuant to:
Stock Awards and Options under the Management Incentive Plan[6]								2,771,169	15.1%
Warrants to Holders of Existing Preferred Stock								198,548	1.1%
Warrants to Holders of Existing Common Stock								49,637	0.3%
Warrants to Aetna								100,000	0.5%

Total Shares to be Issued and Reserved for Issuance								18,382,512	100.0%

1
Shares of Common Stock of reorganized Magellan to be issued prior to the exercise of the Cash-Out Election under the Plan.
2
Shares subject to the Cash-Out Election are estimates. The actual number of shares subject to the Cash-Out Election, the cash distributed in lieu of such shares to holders of general unsecured claims (including holders of Senior Subordinated Notes), the number of shares of MVS Securities purchased by Onex to fund the Cash-Out Election and the cash paid by Onex for such MVS Securities will be calculated in accordance with the Plan and the commitment letter related to the Onex investment. The actual numbers will not be determined until all general unsecured claims are resolved or finally determined pursuant to the terms of the Plan.
3
Shares issued to holders of general unsecured claims (including holders of Senior Subordinated Notes) are issued in accordance with Plan and are not pro rata based on the amount of the allowed claim in the bankruptcy.
4
Certain holders of general unsecured claims (including holders of Senior Subordinated Notes) elected to participate in the rights offering. Such holders elected to purchase 2,222,182 Ordinary Shares of common stock of reorganized Magellan, leaving 409,397 shares of MVS Securities to be purchased by Onex under the terms of their commitment letter related to backstopping the Rights Offering.
5
All shares of common stock of reorganized Magellan held by Onex are MVS Securities, which are convertible into Ordinary Shares of common stock on a 1:1 basis. Shares of MVS Securities will have an equal number of votes as all the shares of Ordinary Common stock, i.e., the MVS Securities will be entitled to exercise 50% of the voting power of all the common stock of reorganized Magellan, except as described above.
6
Of the shares reserved for issuance under the management incentive plan, approximately 73,000 shares are to be issued pursuant to restricted stock awards to executive officers on or about the Effective Date.

        The existing common stock of the Company was previously registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), until its listing on the New York Stock Exchange was terminated on October 8, 2002. Pursuant to Rule 12g-2 promulgated under the Exchange Act, the existing common stock of the Company was deemed to be registered under Section 12(g) of the Exchange Act without the filing of an additional registration statement upon the termination of the listing of the existing common stock of the Company on the New York Stock Exchange and has remained so registered. On or as soon as practicable after the Effective Date, the Ordinary Common Stock of reorganized Magellan will be registered under Section 12(g) of the

Exchange Act. As the existing common stock of the Company will be cancelled, it will cease to be registered.

        Due to Magellan's chapter 11 filing, the unaudited condensed consolidated financial statements in this Form 10-Q have been prepared in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, the Company's unaudited condensed consolidated financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the Company's ongoing operations. In accordance with SOP 90-7, the Company has presented "liabilities subject to compromise" at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings. Such amounts are subject to future adjustments. Also, the Company has recorded as "reorganization expense" the write-off of deferred financing fees associated with the Senior Notes and the Senior Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process. Magellan plans to continue to operate in the ordinary course of business during the reorganization process under chapter 11 of the Bankruptcy Code; however, there can be no assurance in this regard. Additionally, the Company may, subject to Bankruptcy Court approval, if required, or as permitted in the normal course of business, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements.

        Based on the terms of the Plan as confirmed by the Bankruptcy Court, the Company will be required to implement the "Fresh Start" accounting provisions of SOP 90-7 upon the settlement of the remaining material contingencies, as discussed above, to be met prior to emergence from bankruptcy, which will require the Company to establish a "fair value" for the carrying value of the assets and liabilities of reorganized Magellan. The application of "Fresh Start" accounting on the Company's consolidated financial statements is expected to result in material changes in the amounts and classifications of certain of the Company's assets (e.g. property and equipment, intangible assets and deferred tax assets); however, the potential impact cannot be determined at this time.

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

Business Overview

        The Company is engaged in the managed behavioral healthcare business. The Company coordinates and manages the delivery of behavioral healthcare treatment services through its network of providers, which includes psychiatrists, psychologists and other behavioral health professionals. The Company's managed behavioral healthcare network also includes contractual arrangements with certain third-party treatment facilities. The treatment services provided through these provider networks include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company provides these services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) Administrative Services Only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, (iii) Employee Assistance Programs ("EAP") and (iv) products which combine features of some or all of the Company's risk-based, ASO, or EAP products.

        At September 30, 2003, the Company managed behavioral healthcare benefits of approximately 58.7 million covered lives, which is a decline of 8.7 million covered lives from December 31, 2002. The reduction in covered lives is mainly attributable to the implementation of the new Aetna contract that resulted in the Company changing the way that its reports the Aetna membership it serves. Aetna pays the Company for ASO members on a per product basis based on estimates of the number of its members that receive various ASO products. In certain instances, there are members that are served with more than one product, and the Company received more than one payment with respect to such members. Under the new agreement with Aetna, the Company will be reimbursed on a per ASO member basis with blended rates that reflect the product use, which results in substantially equivalent revenue but lower membership counts. Beginning with the quarter ended June 30, 2003 the Company has started reporting the lower membership totals related to Aetna based on current estimates, which has resulted in a 5.5 million reduction in covered lives reported by the Company. This reduction in reported Aetna membership does not result in lower revenue.

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

        During the three months ended September 30, 2002 and 2003 the Company derived approximately $54.3 million and $48.1 million, respectively, of net revenue from its contract with Aetna, Inc. ("Aetna"), with the majority of such revenue associated with the Health Plans segment. During the nine months ended September 30, 2002 and 2003 the Company derived approximately $171.4 million and $144.8 million, respectively, of net revenue from its contract with Aetna. The decline in Aetna revenue of approximately $26.6 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels during calendar 2002 and the first six months of 2003 in an effort to exit less profitable businesses.

        As described above, as part of, and subject to, consummation of the Plan, Aetna and Magellan have agreed to renew their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005.

        The Company has had a significant concentration of business related to two separate subcontracts with health plans that contract with TRICARE. One of these subcontracts expired on April 30, 2003. The Company recognized net revenues from this TRICARE subcontract of approximately $8.2 million during the three months ended September 30, 2002. During the nine months ended September 30, 2002 and 2003, the Company derived approximately $22.9 million and $9.9 million, respectively, of net revenue from this subcontract. The decline in revenue associated with this TRICARE subcontract of approximately $13.0 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is mainly due to the expiration of this subcontract on April 30, 2003. The Company recognized net revenues from the second TRICARE subcontract of $11.7 million and

$11.6 million for the three months ended September 30, 2002 and 2003, respectively. During the nine months ended September 30, 2002 and 2003, the Company derived approximately $35.3 million and $34.2 million, respectively, of net revenue from this subcontract. This subcontract extends through March 31, 2004. The health plan with which the Company maintains this second subcontract has not included the Company as a subcontractor in its bid to the government for a contract that is to take effect October 1, 2004.

        Choice Behavioral Health Partnership ("Choice"), in which the Company previously had a fifty percent interest, also is a subcontractor with respect to TRICARE. All of Choice's revenues are derived from its subcontract with respect to TRICARE. Such subcontract expired on June 30, 2003. Effective October 29, 2002, the Company withdrew from the Choice partnership on the following terms: (i) the Company is to receive or pay, as the case may be, fifty percent of all bid price adjustments, change order and other pricing adjustments finalized subsequent to October 31, 2002 but relating to the period prior to November 1, 2002; (ii) the Company would continue to share in fifty percent of all profits or losses from Choice for the period from November 1, 2002 through June 30, 2003; and (iii) if Choice's subcontract is extended beyond June 30, 2003, the Company would be paid $150,000 per month for the extension period up to a maximum of twelve months. Choice's subcontract has been extended on a monthly basis at least through November 2003.

        The Company and Choice receive fixed fees for the management of the TRICARE services, which are subject to certain bid-price adjustments (BPAs). The BPAs are calculated in accordance with contractual provisions and actual healthcare utilization from the data collection period, as defined. The BPAs are recorded when measurable, based upon information available from both the TRICARE program and the Company's information systems.

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

        Both the Company, through its wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and Premier Behavioral Systems of Tennessee, LLC ("Premier"), an unconsolidated joint venture in which the Company has a fifty percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company recognized approximately $63.0 million and $35.9 million of consolidated net revenue for the three months ended September 30, 2002 and 2003, respectively, and approximately $177.5 million and $121.0 million for the nine months ended September 30, 2002 and 2003, respectively, in connection with the TennCare program. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling approximately $35.6 million and $5.4 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $101.3 million and $34.4 million for the nine months ended September 30, 2002 and 2003, respectively. The decline in revenue associated with the TennCare program was primarily the result of the reduction in revenue associated with services no longer performed on behalf of Premier due to a program change, which reduction was partially offset by increases in rates. TBH and Premier are each operating under an agreed notice of administrative supervision. Under such agreements, the State may exercise additional supervision over the affairs of such entities.

        In May 2002, the Company signed a contract with the State of Tennessee under which the Company was to provide all services under the TennCare program through a direct contract with TBH. Such TennCare contract covers the period from July 1, 2002 through December 31, 2003. Accordingly, Premier was to cease providing services upon the expiration of its contract on June 30, 2002; however, the State of Tennessee exercised its option to delay the transfer of Premier's TennCare membership to TBH for up to six months. In December 2002, Premier signed a contract amendment under which the Premier contract was extended through June 30, 2003. On May 9, 2003, Premier and the State of Tennessee executed an extension of the Premier agreement through December 31, 2003, which agreement required the consent of Magellan's joint venture partner in Premier. The joint venture partner agreed to give such consent provided that Magellan make a capital contribution of approximately $0.9 million into Premier and Premier make a non-pro rata distribution of a like amount to the joint venture partner. Such capital contribution and distribution were completed in May 2003. The State of Tennessee has issued a request for proposal ("RFP") relating to the TennCare program under which the program will be divided into three regions and the new contracts with respect to each region will be effective January 1, 2004. The Company has submitted a bid relating to one of the regions. The State of Tennessee has stated that it expects to determine the awards of contracts in November 2003.

        In addition, the Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $51.5 million and $60.0 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $145.9 million and $175.7 million for the nine months ended September 30, 2002 and 2003, respectively. In August 2003, as previously disclosed, the Company was notified that its contract with one of the counties will be terminated effective December 31, 2003. Revenue related to this one county totaled approximately $5.9 million and $7.1 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $17.7 million and $20.7 million for the nine months ended September 30, 2002 and 2003, respectively.

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the three months ended September 30, 2002 and 2003 approximated $384.9 million and $325.3 million, respectively, and approximated

$1,147.6 million and $1,008.4 million for the nine months ended September 30, 2002 and 2003, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $1.3 million for both the three months ended September 30, 2002 and 2003, and approximately $9.6 million and $5.9 million during the nine months ended September 30, 2002 and 2003, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under two separate subcontracts with health plans that contract with TRICARE. One of these subcontracts associated with TRICARE expired on April 30, 2003. The second subcontract extends through March 31, 2004. The health plan with which the Company has this subcontract has not included the Company as a subcontractor in its bid to the government for a contract that is to take effect October 1, 2004. See discussion of these subcontracts in "Significant Customers" below. The Company receives fixed fees for the management of the TRICARE services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $3.6 million and $1.1 million as of December 31, 2002 and September 30, 2003, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

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

Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. Effective October 1, 2001, the Company early adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards

("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units. The Company has determined that its reporting units are identical to its reporting segments. The Company selected September 1 as its annual measurement date under SFAS 142.

        During the three months ended September 30, 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plans, Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units. During the three months ended September 30, 2003, the Company recorded an impairment charge of $28.8 million to write-down the balance of goodwill related to the Workplace and Public reporting units to estimated fair value, based on independently appraised values. This write-down was attributable to the Company's financial performance and its business outlook as of the annual measurement date, and resulted in the complete write-down of goodwill related to the Workplace and Public reporting units. The annual impairment charges are presented in the accompanying unaudited condensed consolidated statement of operations as "Goodwill impairment charges", a component of loss from continuing operations.

Intangible Assets

        At September 30, 2003, the Company had identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $55.6 million, net of accumulated amortization of approximately $60.9 million. During the three-month transition period ended December 31, 2002, management reevaluated the estimated useful lives of the Company's intangible assets, which resulted in the Company changing the remaining useful lives of certain customer agreements and lists and provider networks. Such changes reflected management's estimates, given the Company's current business environment. The effect of these changes in remaining useful lives was to increase amortization expense for the three-month and nine-month periods ended September 30, 2003 by $1.4 million and $3.9 million, respectively. Net loss for such periods has been increased by the same amounts, or $0.04 and $0.11 per diluted share for the three-month and nine-month periods ended September 30, 2003, respectively. At September 30, 2003, the estimated remaining useful lives of the customer agreements and lists and provider networks range from two to seventeen years.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed financial restructuring. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows. The Company believes that no such impairment existed as of September 30, 2003. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets would change. As discussed in Note A—"General" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein, the Company will be required to implement the "Fresh Start" accounting provisions of SOP 90-7, which could result in a significant change to the recorded values of the Company's long-lived assets.

Medical Claims Payable

        Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual experience could cause these estimates to change in the near term.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Company's deferred tax assets were fully reserved at December 31, 2002 and September 30, 2003.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" (the "Interpretation"). The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is required to adopt the provisions of the Interpretation effective December 31, 2003. The Company is currently evaluating the effects of the issuance of the Interpretation on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and therefore the Company has applied the provisions of SFAS 146 to amounts recorded pursuant to its exit activities subsequent to that date.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest income, interest expense, reorganization expense, special charges, goodwill impairment charges, income taxes and minority interest ("Segment Profit"). See Note H—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in millions):

	Health Plans	Workplace	Public	Corporate and Other	Consolidated
Three Months Ended September 30, 2002
Net revenue	$229.5	$56.9	$146.8	$—	$433.2
Cost of care	144.4	19.2	121.5	—	285.1
Direct service costs	38.6	20.6	10.4	—	69.6
Other operating expenses	—	—	—	45.7	45.7
Equity in earnings of unconsolidated subsidiaries	(4.0)	—	(1.3)	—	(5.3)

Segment profit (loss)	$50.5	$17.1	$16.2	$(45.7)	$38.1

Three Months Ended September 30, 2003
Net revenue	$197.9	$47.6	$128.2	$—	$373.7
Cost of care	107.6	10.5	104.7	—	222.8
Direct service costs	30.1	17.9	9.8	—	57.8
Other operating expenses	—	—	—	51.0	51.0
Equity in (earnings) loss of unconsolidated subsidiaries	(1.8)	—	0.4	—	(1.4)

Segment profit (loss)	$62.0	$19.2	$13.3	$(51.0)	$43.5

Nine Months Ended September 30, 2002
Net revenue	$716.1	$172.9	$419.2	$—	$1,308.2
Cost of care	444.4	57.7	348.0	—	850.1
Direct service costs	123.1	62.4	30.9	—	216.4
Other operating expenses	—	—	—	123.7	123.7
Equity in (earnings) loss of unconsolidated subsidiaries	(11.7)	—	1.9	—	(9.8)

Segment profit (loss)	$160.3	$52.8	$38.4	$(123.7)	$127.8

Nine Months Ended September 30, 2003
Net revenue	$631.3	$147.7	$393.9	$—	$1,172.9
Cost of care	372.9	37.0	323.6	—	733.5
Direct service costs	94.5	56.6	30.7	—	181.8
Other operating expenses	—	—	—	136.7	136.7
Equity in (earnings) loss of unconsolidated subsidiaries	(4.8)	—	1.6	—	(3.2)

Segment profit (loss)	$168.7	$54.1	$38.0	$(136.7)	$124.1

Quarter ended September 30, 2003 ("Current Year Quarter"), compared to the quarter ended September 30, 2002 ("Prior Year Quarter")

Health Plans

Net Revenue

        Net revenue related to the Health Plans segment decreased by 13.8 percent or $31.6 million to $197.9 million for the Current Year Quarter from $229.5 million for the Prior Year Quarter. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $5.3 million, terminated contracts of $29.0 million, and contract changes (mainly risk to non-risk) of $4.0 million, which decreases were partially offset by net increases in rates of $3.0 million, net increased membership from existing and new customers (excluding Aetna) of $3.0 million and other net changes totaling $0.7 million.

        Performance-based revenues for the Health Plans segment were $1.1 million for each of the quarters ended September 30, 2002 and 2003, respectively.

Cost of Care

        Cost of care decreased by 25.5 percent or $36.8 million to $107.6 million for the Current Year Quarter from $144.4 million for the Prior Year Quarter. The decrease in cost of care is primarily due to a reduction in care under the Company's contract with Aetna (mainly due to decreased membership) of $3.4 million, terminated contracts of $22.1 million, net contract changes (mainly risk to non-risk) of $5.7 million, favorable prior year medical claims development during the Current Year Quarter of $4.6 million, estimated lower costs due to care trends and other net changes of $2.6 million and net favorable settlements of $0.8 million related to claims paid by clients, which decreases were partially offset by net increased membership from existing and new customers (excluding Aetna) of $2.4 million. Excluding the impact in the Current Year Quarter of favorable care development relating to periods other than the Current Year Quarter, cost of care decreased as a percentage of risk revenue from 73.0 percent in the Prior Year Quarter to 68.7 percent in the Current Year Quarter, mainly due to increased revenue from favorable rate changes, the effect of contract changes and the effect of lower costs due to care trends in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 22.0 percent or $8.5 million to $30.1 million for the Current Year Quarter from $38.6 million for the Prior Year Quarter. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 16.8 percent for the Prior Year Quarter to 15.2 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate increases since the Prior Year Quarter.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) loss of unconsolidated subsidiaries decreased 55.0 percent or $2.2 million to $(1.8) million for the Current Year Quarter from $(4.0) million for the Prior Year Quarter. The decrease primarily relates to the Company's withdrawal from the Choice partnership as of the end of October 2002, with equity in earnings of Choice totaling $(2.7) million for the Prior Year Quarter. Partially offsetting this reduction is an increase in equity in (earnings) related to Royal Health Care.

Workplace

Net Revenue

        Net revenue related to the Workplace segment decreased by 16.3 percent or $9.3 million to $47.6 million for the Current Year Quarter from $56.9 million for the Prior Year Quarter. The decrease in revenue is mainly due to net decreased membership from existing customers (excluding Aetna) of $2.6 million, terminated contracts of $7.8 million, and a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $0.6 million, which decreases were partially offset by changes in estimates of performance penalties and other net changes.

Cost of Care

        Cost of care decreased by 45.3 percent or $8.7 million to $10.5 million for the Current Year Quarter from $19.2 million for the Prior Year Quarter. The decrease in cost of care is mainly due to net decreased membership from existing customers (excluding Aetna) of $1.0 million, terminated contracts of $5.1 million, favorable prior year medical claims development during fiscal 2003 of $0.3 million and estimated lower costs due to care trends and other net changes of $2.3 million. The lower costs due to care trends for the Workplace segment are partially due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Excluding the impact in the Current Year Quarter of favorable prior year care development, cost of care decreased as a percentage of risk revenue from 41.4 percent in the Prior Year Quarter to 28.4 percent in the Current Year Quarter, mainly due to lower care trends experienced in the Current Year Quarter and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 13.1 percent or $2.7 million to $17.9 million for the Current Year Quarter from $20.6 million for the Prior Year Quarter. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership. As a percentage of revenue, direct service costs increased from 36.2 percent for the Prior Year Quarter to 37.6 percent for the Current Year Quarter. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the reduction in revenue due to terminated contracts and decreased membership from existing customers (as described above), for which there is a delayed impact to direct service costs.

Public

Net Revenue

        Net revenue related to the Public segment decreased by 12.7 percent or $18.6 million to $128.2 million for the Current Year Quarter from $146.8 million for the Prior Year Quarter. The decrease in revenue is mainly due to a net reduction in revenue with respect to the TennCare program of $27.1 million, primarily as a result of a program change (as described above) and terminated contracts of $2.1 million, which decreases were partially offset by net increased membership from other existing customers of $6.6 million and net rate increases (other than from TennCare) of $4.0 million.

Cost of Care

        Cost of care decreased by 13.8 percent or $16.8 million to $104.7 million for the Current Year Quarter from $121.5 million for the Prior Year Quarter. The decrease in cost of care is mainly due to a net reduction in cost of care with respect to the TennCare program of $29.3 million, primarily as a result of a program change (as described above), and favorable prior year medical claims development during fiscal 2003 of $3.0 million, which decreases were partially offset by net increased membership from other existing customers of $4.8 million and higher costs due to care trends (other than with respect to TennCare) and other net changes of approximately $10.7 million. Excluding the impact in the Current Year Quarter of favorable prior year care development, cost of care increased as a percentage of risk revenue from 86.3 percent in the Prior Year Quarter to 87.1 percent in the Current Year Quarter, mainly due to care trends experienced in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 5.8 percent or $0.6 million to $9.8 million for the Current Year Quarter from $10.4 million for the Prior Year Quarter. The Company experienced a decrease in direct service costs primarily due to cost reduction efforts undertaken by the Company, which decrease was offset by higher costs required to support the increase in net membership. As a percentage of revenue, direct service costs increased from 7.1 percent for the Prior Year Quarter to 7.6 percent for the Current Year Quarter, primarily due to lower revenue for the Current Year Quarter with respect to the TennCare program.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in loss of unconsolidated subsidiaries decreased $1.7 million to $0.4 million for the Current Year Quarter from earnings of $(1.3) million for the Prior Year Quarter. The investment in unconsolidated subsidiary relates to Premier. The decrease in earnings is primarily due to decreased membership, unfavorable care trends, a favorable change in estimate in the Prior Year Quarter related to the risk share receivable that did not occur in the Current Year Quarter and other contractual changes, which decreases were partially offset by favorable rate changes.

Corporate and Other

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 11.6 percent or $5.3 million to $51.0 million for the Current Year Quarter from $45.7 million for the Prior Year Quarter. This increase is mainly due to higher discretionary employee benefit costs of $4.8 million and insurance premiums of $6.6 million with respect to coverage after the Company's emergence from bankruptcy for acts occurring prior to emergence. These increases were partially offset by the Company's cost reduction efforts. As a percentage of total net revenue, other operating costs increased from 10.5 percent for the Prior Year Quarter to 13.6 percent for the Current Year Quarter primarily due to the lower revenue in the Current Year Quarter (as described above), higher discretionary employee benefit costs and insurance premiums.

Depreciation and Amortization

        Depreciation and amortization decreased by 10.8 percent or $1.4 million to $11.6 million for the Current Year Quarter from $13.0 million for the Prior Year Quarter. The decrease is primarily due to a reduction in depreciation expense mainly related to certain capitalized software assets that became fully depreciated at March 31, 2003, partially offset by an increase in amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002.

Interest Expense

        Interest expense decreased by 81.0 percent or $20.1 million to $4.7 million for the Current Year Quarter from $24.8 million for the Prior Year Quarter. The decrease is mainly due to the Company not accruing interest after the Commencement Date of approximately $14.1 million and $6.5 million for the Senior Subordinated Notes and the Senior Notes, respectively, as a result of the chapter 11 filing, in accordance with SOP 90-7. In addition, there was a decrease in the amortization of deferred financing fees of $0.4 million mainly due to the write-off of deferred financing fees associated with the Senior Subordinated Notes and Senior Notes in March 2003, in accordance with SOP 90-7. Such decrease was partially offset by increased Existing Credit Agreement interest expense of approximately $0.6 million, mainly related to higher borrowing levels on the Company's revolving line of credit and higher overall interest rates charged for all loans under the Existing Credit Agreement, increased letter of credit fees of $0.3 million and increased other fees of $0.1 million.

Other Items

        The Company recorded net reorganization expense from continuing operations of $4.5 million during the Current Year Quarter. The Current Year Quarter amount is mainly composed of professional fees and expenses associated with the Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein. The Company recorded special charges of $3.2 million and $6.5 million in the Current Year Quarter and the Prior Year Quarter, respectively. The special charges primarily relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. The charges related to restructuring plans primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note G—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

        The Company's effective income tax rate was (238.3) percent for the Current Year Quarter as compared to (33.2) percent for the Prior Year Quarter. The Current Year Quarter effective rate varies substantially from federal statutory rates due primarily to the impact of non-deductible goodwill included in the Current Year Quarter goodwill impairment charge. The income tax provision in the Current Year Quarter also considers estimates regarding the Company's utilization of net operating loss ("NOL") carryforwards that existed prior to its emergence from bankruptcy in 1992. Under SOP 90-7, the deferred tax benefit related to the realization of these pre-bankruptcy NOL carryforwards is not reflected in the consolidated statements of operations. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to the impact of non-deductible goodwill included in fiscal 2002 goodwill impairment charge and a valuation allowance adjustment in the prior year to reduce the Company's deferred tax asset balance to zero due to the uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,
	2002	2003
Healthcare provider and franchising segments	$2,003	$(25,117)
Specialty managed healthcare segment	—	(116)

	$2,003	$(25,233)

        The loss for the Current Year Quarter in the healthcare provider and franchising segments is primarily the result of the settlement of the Wachovia claim, which resulted in an adjustment to legal expense of $24.0 million, for which there was no tax effect. See Note F—"Commitments and

Contingencies" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        Income from the healthcare provider and franchising segments for the Prior Year Quarter primarily represents a reduction of estimates of reserves pertaining to the former psychiatric hospital facilities of approximately $1.4 million (before taxes) and other net activity representing settlement of outstanding Medicare and Medicaid cost reports.

        The loss for the Current Year Quarter in the specialty managed healthcare segment is a result of an increase in estimates of certain reserves for the segment.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,
	2002	2003
Healthcare provider and franchising segments	$13	$2,956
Specialty managed healthcare segment	(1,026)	1,367
Human services segment	683	(52)

	$(330)	$4,271

        The Current Year Quarter income on disposal in the healthcare provider and franchising segments is primarily attributable to changes in estimates of previously recorded liabilities related to the disposal of the segment.

        The Current Year Quarter income on disposal in the specialty managed healthcare segment is primarily the result of cash received as a partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001, resulting in a gain of $0.7 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes). The Prior Year Quarter loss on disposal in the specialty managed healthcare segment is primarily attributable to the Company's reevaluation of the lease reserve balance, which resulted in an increase to the reserve of approximately $(1.5) million (before taxes) to reflect changes in estimates. Such loss was partially offset by a gain in the Prior Year Quarter resulting from cash received as a partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001.

        The Prior Year Quarter income on disposal in the human services segment is the result of a change in estimate of self-insurance and other reserves.

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Three Months Ended September 30,
	2002	2003
Healthcare provider and franchising segments	$—	$289
Specialty managed healthcare segment	—	25

	$—	$314

        As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. To the extent that the estimated cost to the Company as a result of rejecting such leases was different than the liability previously recorded, such difference has been recorded as reorganization (expense) benefit in accordance with SOP 90-7.

Nine months ended September 30, 2003 ("Current Year Period"), compared to the nine months ended September 30, 2002 ("Prior Year Period")

Health Plans

Net Revenue

        Net revenue related to the Health Plans segment decreased by 11.8 percent or $84.8 million to $631.3 million for the Current Year Period from $716.1 million for the Prior Year Period. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $23.0 million, terminated contracts of $81.1 million, lower performance revenue of $4.0 million (see below), contract changes (mainly risk to non-risk) of $20.1 million, and other net changes totaling $5.1 million, which decreases were partially offset by net increases in rates of $16.5 million, net increased membership from existing and new customers (excluding Aetna) of $21.9 million and the recognition of $10.1 million of revenue under the Company's agreement to withdraw from the Choice partnership.

        Performance-based revenues for the Health Plans segment were $8.7 million and $4.7 million for the Prior Year Period and Current Year Period, respectively. The decrease is primarily due to the Prior Year Period including performance revenue for a contract that no longer has performance revenue terms.

Cost of Care

        Cost of care decreased by 16.1 percent or $71.5 million to $372.9 million for the Current Year Period from $444.4 million for the Prior Year Period. The decrease in cost of care is primarily due to a reduction in care under the Company's contract with Aetna (mainly due to decreased membership) of $15.1 million, terminated contracts of $57.8 million, net contract changes (mainly risk to non-risk) of $19.9 million, favorable prior year medical claims development during fiscal 2003 of $7.0 million and net favorable settlements of $5.9 million related to claims paid by clients, which decreases were partially offset by net increased membership from existing and new customers of $8.2 million and estimated higher costs due to care trends and other net changes of $26.0 million. Excluding the impact in the Current Year Period of favorable prior year care development, cost of care increased as a percentage of risk revenue from 73.2 percent in the Prior Year Period to 74.3 percent in the Current Year Period, mainly due to higher care trends experienced in the Current Year Period, partially offset by rate increases and net favorable settlements related to claims paid by clients in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 23.2 percent or $28.6 million to $94.5 million for the Current Year Period from $123.1 million for the Prior Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 17.2 percent for the Prior Year Period to 14.9 percent for the Current Year Period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate increases since the Prior Year Period.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) loss of unconsolidated subsidiaries decreased 59.0 percent or $6.9 million to $(4.8) million for the Current Year Period from $(11.7) million for the Prior Year Period. The decrease primarily relates to the Company's withdrawal from the Choice partnership as of the end of

October 2002, with equity in (earnings) of Choice totaling $(8.2) million for the Prior Year Period. Partially offsetting this reduction is an increase in equity in (earnings) related to Royal Health Care.

Workplace

Net Revenue

        Net revenue related to the Workplace segment decreased by 14.6 percent or $25.2 million to $147.7 million for the Current Year Period from $172.9 million for the Prior Year Period. The decrease in revenue is mainly due to a reduction in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $3.3 million, net decreased membership from existing customers (excluding Aetna) of $6.0 million, terminated contracts of $16.2 million and contract changes (mainly risk to non-risk) of $3.0 million, which decreases were partially offset by other net changes of $3.3 million.

Cost of Care

        Cost of care decreased by 35.9 percent or $20.7 million to $37.0 million for the Current Year Period from $57.7 million for the Prior Year Period. The decrease in cost of care is mainly due to terminated contracts of $11.1 million, net contract changes (mainly risk to non-risk) of $3.1 million, favorable care trends and other net changes of $4.2 million, favorable prior year medical claims development during fiscal 2003 of $0.5 million and costs associated with net membership reduction (excluding Aetna) of $1.8 million. Excluding the impact in the Current Year Period of favorable prior year care development, cost of care decreased as a percentage of risk revenue from 41.5 percent in the Prior Year Period to 31.6 percent in the Current Year Period, mainly due to lower care trends experienced in the Current Year Period and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 9.3 percent or $5.8 million to $56.6 million for the Current Year Period from $62.4 million for the Prior Year Period. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership. As a percentage of revenue, direct service costs increased from 36.1 percent for the Prior Year Period to 38.3 percent for the Current Year Period. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the reduction in revenue due to terminated contracts and decreased membership from existing customers (as described above), for which there is a delayed impact to direct service costs. Such increase was partially offset by cost reduction efforts undertaken by the Company.

Public

Net Revenue

        Net revenue related to the Public segment decreased by 6.0 percent or $25.3 million to $393.9 million for the Current Year Period from $419.2 million for the Prior Year Period. The decrease in revenue is mainly due to a net reduction in revenue with respect to the TennCare program of $56.4 million, primarily as a result of a program change (as described above), terminated contracts of $3.6 million and other net decreases totaling $0.1 million, which decreases were partially offset by net increased membership from other existing customers of $24.4 million and net rate increases (other than from TennCare) of $10.4 million.

Cost of Care

        Cost of care decreased by 7.0 percent or $24.4 million to $323.6 million for the Current Year Period from $348.0 million for the Prior Year Period. The decrease in cost of care is mainly due to a net reduction in cost of care with respect to the TennCare program of $58.4 million, primarily as a result of a program change (as described above), and favorable prior year medical claims development during fiscal 2003 of $2.2 million, which decrease was partially offset by net increased membership from other existing customers of $18.9 million and higher costs due to care trends (other than with respect to TennCare) and other net changes of approximately $17.3 million. Excluding the impact in the Current Year Period of favorable prior year care development, cost of care decreased as a percentage of risk revenue from 86.7 percent in the Prior Year Period to 86.1 percent in the Current Year Period, mainly due to rate and other revenue increases and the program change (as described above), partially offset by increased costs due to care trends in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 0.6 percent or $0.2 million to $30.7 million for the Current Year Period from $30.9 million for the Prior Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company, partially offset by higher costs required to support the increase in net membership. As a percentage of revenue, direct service costs increased from 7.4 percent for the Prior Year Period to 7.8 percent for the Current Year Period, primarily due to lower revenue for the Current Year Period with respect to the TennCare program.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in loss of unconsolidated subsidiaries decreased $(0.3) million to $1.6 million for the Current Year Period from $1.9 million for the Prior Year Period. The investment in unconsolidated subsidiary relates to Premier. The decrease in loss is primarily due to favorable rate changes and other contractual changes, which changes were partially offset by decreased membership and unfavorable care trends.

Corporate and Other

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 10.5 percent or $13.0 million to $136.7 million for the Current Year Period from $123.7 million for the Prior Year Period. The increase is mainly due to higher discretionary employee benefit costs of $12.5 million (the Prior Year included a change in estimate to reduce certain discretionary employee benefit cost accruals of $2.0 million), insurance premiums of $6.6 million with respect to coverage after the Company's emergence from bankruptcy for acts occurring prior to emergence, and the inclusion in the Prior Year Period of the favorable impact of changes in estimates of the reserves previously recorded for employee health benefits, self-insurance and litigation totaling approximately $3.5 million. Such increases in other operating expenses were partially offset by the Company's cost reduction efforts. As a percentage of total net revenue, other operating expenses increased from 9.5 percent for the Prior Year Period to 11.7 percent for the Current Year Period primarily due to the lower revenue in the Current Year Period (as described above) and the increases in other operating expenses.

Depreciation and Amortization

        Depreciation and amortization decreased by 0.3 percent or $0.1 million to $36.3 million for the Current Year Period from $36.4 million for the Prior Year Period. The decrease is primarily due to a reduction in depreciation expense mainly related to certain capitalized software assets that became fully depreciated at March 31, 2003, partially offset by an increase in amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002.

Interest Expense

        Interest expense decreased by 57.4 percent or $42.4 million to $31.5 million for the Current Year Period from $73.9 million for the Prior Year Period. The decrease is mainly due to the Company not accruing interest after the Commencement Date of approximately $31.3 million and $14.4 million for the Senior Subordinated Notes and the Senior Notes, respectively, as a result of the chapter 11 filing, in accordance with SOP 90- 7. In addition, there was a decrease in the amortization of deferred financing fees of $0.6 million mainly due to the write off of deferred financing fees associated with the Senior Subordinated Notes and Senior Notes in March 2003, in accordance with SOP 90-7. Such decrease was partially offset by increased Existing Credit Agreement interest expense of approximately $2.7 million, mainly related to higher borrowing levels on the Company's revolving line of credit and higher overall interest rates charged for all loans under the Existing Credit Agreement, $0.9 million of increased letter of credit fees and $0.3 million related to the Aetna Note.

Other Items

        The Company recorded net reorganization expense from continuing operations of $32.2 million during the Current Year Period. The Current Year Period amount is mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth herein. The Company recorded special charges of $5.3 million and $11.2 million in the Current Year Period and the Prior Year Period, respectively. The special charges primarily relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices, partially offset by income recorded to special charges related to the collection of a previously reserved note receivable. The charges related to restructuring plans primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note G—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

        The Company's effective income tax rate was (310.9) percent for the Current Year Period as compared to (35.9) percent for the Prior Year Period. The Current Year Period effective rate varies substantially from federal statutory rates primarily due to the impact of non-deductible goodwill included in the Current Year Period goodwill impairment charge and the estimated utilization of net operating loss ("NOL") carryforwards that existed prior to the Company's emergence from bankruptcy in 1992. Under SOP 90-7, the deferred tax benefit related to the realization of these pre-bankruptcy NOL carryforwards is not reflected in the consolidated statements of operations. The income tax provision in the Current Year Period also considers certain changes in estimates regarding the Company's anticipated utilization of pre-bankruptcy NOL carryforwards due to amendments of prior year tax returns. Also, the utilization of such pre-bankruptcy NOL carryforwards in any year is subject to continued review and adjustment by the Internal Revenue Service, based on an agreement reached with the IRS in fiscal 2000. The Prior Year Period effective rate varies substantially from federal statutory rates primarily due to the impact of non-deductible goodwill included in the fiscal 2002 goodwill impairment charge and a valuation allowance adjustment to reduce the Company's deferred tax asset balance to zero due to the uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Nine Months Ended September 30,
	2002	2003
Healthcare provider and franchising segments	$4,538	$(25,733)
Specialty managed healthcare segment	198	(116)

	$4,736	$(25,849)

        The loss for the Current Year Period in the healthcare provider and franchising segments is primarily the result of the settlement of the Wachovia claim, which resulted in an adjustment to legal expense of $24.0 million, for which there was no tax effect. See Note F—"Commitments and Contingencies" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein. Income from the healthcare provider and franchising segments for the Prior Year Period includes a reduction of estimates of reserves pertaining to the former psychiatric hospital facilities of $3.4 million (before taxes) and the positive settlement of outstanding Medicare and Medicaid cost reports of $3.6 million (before taxes), partially offset by the cost of collections, legal fees and other costs.

        The loss for the Current Year Period in the specialty managed healthcare segment is a result of an increase in estimates of certain reserves for the segment. Income from the specialty managed healthcare segment for the Prior Year Period is a result of a change in estimate of certain lease reserves of $0.3 million (before taxes) related to the settlement of a lease obligation. See Note E—"Discontinued Operations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Nine Months Ended September 30,
	2002	2003
Healthcare provider and franchising segments	$47	$4,418
Specialty managed healthcare segment	(1,642)	2,003
Human services segment	683	—

	$(912)	$6,421

        The Current Year Period income on disposal in the healthcare provider and franchising segments is attributable to changes in estimates of previously recorded liabilities related to the disposal of the segment. Additionally, the Current Year Period income on disposal includes gains on the sale of a hospital facility of $0.7 million (before taxes) and cash received as a final distribution associated with a discontinued provider joint venture of $0.8 million (before taxes).

        The Current Year Period income on disposal in the specialty managed healthcare segment is primarily the result of cash received as a partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001, resulting in a gain of $1.3 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes). Loss on disposal in the specialty managed healthcare segment in the Prior Year Period is primarily the result of an increase in lease reserves of approximately $(2.3) million (before taxes) to reflect changes in estimates, which loss is offset by $0.7 million (before taxes) in cash received as partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001.

        The Prior Year Period income on disposal in the human services segment is the result of a change in estimate of self-insurance and other reserves.

        The following table summarizes, for the periods indicated, the net reorganization (expense) benefit included in discontinued operations (in thousands):

	Nine Months Ended September 30,
	2002	2003
Healthcare provider and franchising segments	$—	$(55)
Specialty managed healthcare segment	—	3,536

	$—	$3,481

        As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. To the extent that the estimated cost to the Company as a result of rejecting such leases was different than the liability previously recorded, such difference has been recorded as reorganization (expense) benefit in accordance with SOP 90-7.

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

        Certain portions of the Company's business are subject to rising care costs. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        Based upon the Company's financial condition and due to the status of its financial restructuring activities, the Company anticipates a reduction in the fiscal year ending December 31, 2003 revenue from lost customer contracts at a higher rate than it has experienced in prior fiscal years. Such anticipated losses include one of the TRICARE contracts as previously discussed. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Furthermore, the Company's financial condition is a factor that is expected to result in limited opportunities for the Company to sell new business until at least such time as its financial restructuring and chapter 11 activities are completed.

Interest Rate Risk

        The Company had $160.8 million of total debt outstanding under the Existing Credit Agreement at September 30, 2003. Currently, the Company's interest rates for the loans under the Existing Credit Agreement are based on the prime rate plus a borrowing margin of 2.50 percent for Revolving Loans, 3.25 percent for the Tranche B Loans and 3.50 percent for Tranche C Loans. The prime rate was

4.75 percent on September 30, 2002 and 4.00 percent on September 30, 2003. Based on the September 30, 2003 borrowing levels under the Existing Credit Agreement, a 0.25 percent increase in interest rates would cost the Company approximately $0.4 million per year in additional interest expense. The Company's earnings could be adversely affected by increases in interest rates.

Operating Restructuring Activities

        The Company continues to conduct certain operating restructuring activities that impact results of operations. As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plans segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $3.7 million being recorded during the nine months ended September 30, 2002. The special charges for fiscal 2002 consisted of (a) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plans segment, and (b) $1.9 million to downsize and close excess facilities, and other associated activities. The employee termination costs included severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees in fiscal 2002, with the majority of the terminations completed by September 30, 2002. The remaining employee termination costs are expected to be paid in full by April 30, 2004. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The remaining leased facilities closed due to the 2002 Restructuring Plan have lease termination dates through March 31, 2004. The remaining leases were rejected as part of the Company's financial restructuring. In accordance with SOP-90-7, the liabilities under such leases are recorded at the estimated cost as a result of such rejections. At September 30, 2003, outstanding liabilities of approximately $0.3 million related to the 2002 Restructuring Plan are included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet.

        In June 2002, the Company implemented a new business improvement initiative named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and was focused on reducing operational and administrative costs while maintaining or improving service to customers. During fiscal 2002, ABI resulted in recognition of costs of (a) $2.9 million to terminate 228 employees, the majority of which were field operational personnel, and (b) $1.0 million to downsize and close excess facilities and other associated activities. During the three months ended December 31, 2002, the Company's ABI initiative resulted in the recognition of special charges of (a) $2.0 million to terminate 172 employees that comprised both field operational and corporate personnel, and (b) $0.5 million to downsize and close excess facilities and other associated activities.

        During the nine months ended September 30, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $1.7 million to terminate an additional 73 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $1.7 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees by March 31, 2003, with all of the terminations completed by June 30, 2003. All employee termination costs accrued and unpaid as of September 30, 2003 are expected to be paid in full by September 30, 2004. The costs associated with the closure and exit of excess facilities include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The remaining leased facilities closed due to the ABI initiative have lease termination dates through August 31, 2004. Certain of these leases were rejected as part of the Company's financial restructuring. In accordance with SOP-90-7, the liabilities under such leases are recorded at the estimated cost as a result of such rejections. At September 30, 2003, outstanding liabilities of approximately $0.5 million related to ABI are included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet.

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the nine months ended September 30, 2003, PIP resulted in the recognition of special charges of (a) $3.4 million to terminate 272 employees that represented both operational and corporate personnel, and (b) $2.2 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $3.4 million include severance and related termination benefits, including payroll taxes. All terminations and termination benefits were communicated to the affected employees by September 30, 2003, with all terminations expected to be completed by January 31, 2004. All termination costs associated with those employees terminated during the nine months ended September 30, 2003 are expected to be paid in full by October 31, 2004. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the liability for termination costs for those employees required to render service until they are terminated that exceeds the minimum retention period (defined as 60 days) is being recognized ratably over the future service period. The Company has estimated that additional termination costs of $0.4 million related to those employees notified of their termination during the nine months ended September 30, 2003 will be recognized throughout the remainder of fiscal 2003. The other special charges of $2.2 million represent costs to downsize and close seven leased facilities, and other associated costs. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities closed through the PIP initiative have lease termination dates through March 31, 2008. Certain of these leases were rejected as part of the Company's financial restructuring. In accordance with SOP-90-7, the liabilities under such leases are recorded at the estimated cost as a result of such rejections. At September 30, 2003, outstanding liabilities of approximately $4.8 million related to PIP are included in the accompanying unaudited condensed consolidated balance sheet, with the liability for employee severance and termination benefits included in "Accrued liabilities" and the liability for lease termination and other costs included in "Current liabilities subject to compromise".

        As part of PIP, the Company has identified two other leased facilities that will be closed during the remainder of fiscal 2003. In accordance with SFAS 146, the Company will accrue as special charges the estimated cost incurred in exiting these excess leased facilities at the time such facilities are vacated. The Company estimates the total costs to be incurred in relation to exiting these leases will range from $0.2 million to $0.4 million. Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the nine months ended September 30, 2003 includes $0.5 million for the cost of outside consultants. Also included in special charges for the nine months ended September 30, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

        The Company intends to continue implementing PIP initiatives throughout the remainder of fiscal 2003. Management estimates that the Company will incur approximately $1.0 million to $2.0 million of costs related to PIP activities during the remaining three months of its fiscal year ended December 31, 2003. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully fund or implement these initiatives or realize the anticipated savings.

HIPAA

        Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, regulations relating to electronic transactions and code sets, privacy, employer IDs and security have been released in final form subject to various implementation dates beginning in April 2003. The Company commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. The PMO has been phased out as a separate department, and these HIPAA compliance activities are now included in the Company's Corporate Compliance Department. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

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

        Management is currently assessing and acting on the wide reaching implications of these regulations to ensure the Company's compliance by the respective implementation dates. Management has identified HIPAA as a major initiative impacting the Company's systems, business processes and business relationships. This issue extends beyond the Company's internal operations and requires active participation and coordination with the Company's customers, providers and business partners. Management has commissioned a dedicated HIPAA project team to develop, coordinate and implement our compliance plan. With respect to the final regulations on security and privacy, the Company has hired personnel dedicated to physical and information security issues, appointed an officer who will be responsible for privacy issues, commissioned separate security and privacy workgroups which identified and assessed the potential impact of the regulations and reviewed current policies and drafted new policies to comply with the new requirements. The Company incurred approximately $1.0 million in operating costs related to HIPAA during both the three months ended September 30, 2002 and 2003, and approximately $3.1 million and $2.8 million during the nine months ended September 30, 2002 and 2003, respectively. Capital expenditures related to HIPAA were approximately $0.2 million and $0.7 million for the three months ended September 30, 2002 and 2003, respectively, and approximately $1.3 million and $1.8 million for the nine months ended September 30, 2002 and 2003, respectively. Management estimates that the Company will incur approximately $0.7 million to $1.2 million in operating expenditures and approximately $0.1 million to $0.6 million in capital expenditures related to these efforts during the remaining three months of its fiscal year ended December 31, 2003.

Historical—Liquidity and Capital Resources

Operating Activities

        The Company's net cash provided by operating activities was $42.6 million and $140.5 million for the nine months ended September 30, 2002 and 2003, respectively. The approximately $97.9 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily due to a reduction in cash interest payments, lower net cash outflows with respect to discontinued operations and improved working capital attributable to pre-petition liabilities resulting from the Debtors' chapter 11 filing.

        During the Current Year Period, the Company made cash interest payments of $12.0 million, which is a reduction of $64.5 million from the Prior Year Period amount of $76.5 million. This decrease is primarily due to the Company not making scheduled interest payments of $56.3 million associated with the Senior Subordinated Notes and $11.7 million associated with the Senior Notes given the Debtors' chapter 11 filing and the proposed treatment of the Senior Subordinated Notes and Senior Notes in the Plan. The Prior Year Period includes $5.7 million of net cash outflows and the Current Year Period includes $0.8 million of net cash inflows with respect to discontinued operations.

Investing Activities

        The Company utilized $21.6 million and $15.2 million in funds during the Prior Year Period and the Current Year Period, respectively, for capital expenditures, which is a decrease of $6.4 million, or 29.6 percent. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have decreased over the Prior Year Period as the Company has focused on cost reductions through the ongoing restructuring initiatives of ABI and PIP.

        The Company used $63.7 million and $3.7 million during the Prior Year Period and the Current Year Period, respectively, for acquisitions and investments in businesses. The amount for the Prior Year Period includes a contingent purchase price payment of $60.0 million to Aetna and earn-out payments of $3.7 million with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company. The amount for the Current Year Period relates to the final earn-out payments of $3.7 million with respect to the acquisition in 1998 of Inroads.

        The Company received proceeds of $2.6 million from the sale of assets, net of transaction costs, during the Current Year Period, which resulted in a pre-tax gain of $1.7 million. Proceeds of $2.4 million were received related to the Company's discontinued healthcare provider and franchising segments, with $1.6 million from the sale of a hospital facility and $0.8 million as a final distribution associated with a discontinued provider joint venture. The Company also sold the assets of one of its subsidiaries for $0.2 million.

Financing Activities

        During the Prior Year Period, the Company had net borrowings of $45.0 million on the Revolving Facility, received proceeds of $1.3 million related to the exercise of stock options, repaid $2.6 million of indebtedness outstanding under the Term Loan Facility, made payments on capital lease obligations of $2.3 million and had other net financing uses of $0.1 million.

        During the Current Year Period, the Company made payments on capital lease obligations of $2.6 million and had other net financing sources of $0.1 million.

Outlook—Liquidity and Capital Resources

Proposed Financial Restructuring

        In light of its current financial condition, the Company has undertaken an effort to restructure its debt, which totals approximately $1.0 billion, and to improve its liquidity. Because of the Company's belief that its operations could no longer support its existing capital structure and that it must restructure its debt to levels that are more in line with its operations, the Company and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on March 11, 2003. See further discussion regarding the Company's bankruptcy proceedings in Note A—"General" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Existing Credit Agreement and Note Indenture Defaults

        Certain defaults exist under the Existing Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. The Company's current liquidity is not sufficient to satisfy the obligations under such acceleration. However, under Section 362 of the Bankruptcy Code, the lenders under the Existing Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of such indebtedness. As a result of such defaults, the Company is unable to access additional borrowings or letters of credit under the Existing Credit Agreement.

Existing Credit Agreement and Liquidity

        The ability of the Company, both during and after the Chapter 11 Cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to consummate the plan of reorganization confirmed by the Bankruptcy Code and obtain emergence financing; (ii) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to maintain its customer base; and (vi) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The Company's unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

        The Company had a working capital deficit of approximately $1.2 billion as of September 30, 2003. The September 30, 2003 working capital deficit includes approximately $1.0 billion of long-term debt, which has been classified as a current liability due to certain of the Company's debt agreement defaults. As of September 30, 2003, the Company had unrestricted cash of approximately $184.1 million. As a result of certain defaults incurred under the Existing Credit Agreement, the Company is unable to access additional borrowings or letters of credit under the Existing Credit Agreement.

        During the remaining three months of its fiscal year ended December 31, 2003, the Company estimates it will have non-operating cash outflows related to (among other things) capital expenditures of approximately $6 to $10 million (the majority of the Company's capital expenditures relate to management information systems and related equipment, including improvements to its computer systems in conjunction with the Company's on-going integration plan and efforts to comply with HIPAA), liabilities with respect to its discontinued operations and costs associated with the financial restructuring activities. During the pendency of the Company's chapter 11 process, from which the Company plans to emerge during the fourth quarter of fiscal 2003, the Company will not pay cash interest on the Senior Notes or the Senior Subordinated Notes or pay certain other liabilities subject to compromise. The Company believes that its cash on hand and its operating cash flows will be sufficient to satisfy its non-operating cash requirements for the remainder of its fiscal year ended December 31, 2003, however there can be no assurance in this regard.

        The Company's letter of credit requirements may increase as a result of (i) customers seeking security for the medical claims payable to providers for services rendered to members covered under the customers' risk-based contracts with the Company, (ii) potential new regulations which would require the Company to post security for its risk-based business and (iii) the need to replace or collateralize surety bonds with letters of credit due to the current conditions of the surety bond market. As of September 30, 2003, the Company had outstanding letters of credit and surety bonds totaling $73.5 million and $14.1 million respectively. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million (which are included in the total letters of credit of $73.5 million). If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in certain states, which would have a material adverse effect on the Company. The beneficiaries of letters of credit generally require such letters of credit to have a one-year term, and to renew annually. Because the Company is unable to issue or increase letters of credit under the Existing Credit Agreement, Magellan could lose customers, which would have a material adverse effect on the Company.

Debt Service Obligations and Future Commitments

        The Company is highly leveraged with indebtedness and other future commitments that are substantial in relation to its stockholders' deficit and in relation to its earnings. Notwithstanding the classification of all long-term debt as current due to certain defaults under the Existing Credit Agreement and the indentures governing the Senior Notes and the Subordinated Notes, the Company will not pay principal on the Existing Credit Agreement, cash interest on the Senior Notes or the Senior Subordinated Notes or certain other liabilities subject to compromise, including the final contingent purchase price payment of $60.0 million to Aetna during the course of the bankruptcy proceedings. Under the Company's proposed Plan of Reorganization, the Company would emerge with a revised capital structure as described above (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Chapter 11 Filing").

Restrictions on the Company's Activities

        Magellan and 88 of its subsidiaries (collectively, the "Debtors"') are operating its business and managing its properties as debtors-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to the Commencement Date (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against any of the Debtors that arose prior to the Commencement Date unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, each of the Debtors has the right, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and un-expired leases in existence at the Commencement Date. Parties having claims as a result of any such rejection may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Cases. Pursuant to the terms of the Bankruptcy Code, the Debtors may only operate their business in the ordinary course. Therefore any transactions outside the ordinary course (e.g., asset sales and purchases, compromise or settlement of claims, incurrence of indebtedness, payment of any pre-petition indebtedness, and creation of liens) would require Bankruptcy Court approval prior to the Company's ability to enter into such transactions. An official committee of unsecured creditors of the Debtors (the "Official Committee") has been appointed in the Debtors' chapter 11 case. In accordance with the provisions of the Bankruptcy Code, the Official Committee, as well as any other party in interest, has the right to be heard on matters that come before the Bankruptcy Court in the Debtors' chapter 11 case. The restrictions imposed by the Bankruptcy Code (to the extent relief is not granted by the Bankruptcy Court) may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its interest. Furthermore, as a result of the restrictions described above, the ability of the Company to respond to changing business and economic conditions may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial.

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

Net Operating Loss Carryforwards

        During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. As a result of the IRS Agreement, the Company recorded a reduction in deferred tax reserves of approximately $9.1 million as a change in estimate during the fourth quarter of fiscal 2000. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. In addition, the Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. The Company's net deferred tax assets were fully reserved as of December 31, 2002 and September 30, 2003.

Discontinued Operations

        In fiscal 1999 through 2001, the Company disposed of its healthcare provider and healthcare franchising segments, specialty managed healthcare segment and human services segments. The Company accounts for these discontinued segments in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Income (loss) from discontinued operations". The income (loss) the Company incurred to exit the discontinued operations is reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". Adjustments to recorded liabilities (mainly lease run-out accruals for closed offices) that result from the chapter 11 process have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Reorganization benefit, net". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        Although the Company has formally exited these businesses, it maintains certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider and Franchising. As of September 30, 2003, the Company has $35.4 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued healthcare provider and franchising segments. Such liabilities consist of estimated amounts accrued for litigation settlements, lease obligations related to certain properties, estimated claims related to the provider joint ventures, debt related to hospital-based real estate and various other estimated obligations. The Company plans to satisfy these liabilities primarily with cash balances restricted for estimated claims liabilities and cash generated from the Company's operations.

  •
  Specialty Managed Healthcare. As of September 30, 2003, the Company has $2.1 million accrued on its unaudited condensed consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of the total liability, approximately $1.4 million represents lease obligations related to certain properties. The remaining liabilities consist of miscellaneous accruals. The Company plans to satisfy these liabilities primarily with cash generated from the Company's operations.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

        The Company's only significant exposure to market risk relates to its interest rate risk related to its variable rate debt outstanding under the Existing Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations."

Item 4.—Controls and Procedures

        The Company's management evaluated, with the participation of the Company's chief executive officer ("CEO") and chief financial officer ("CFO"), the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

        There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services ("OIG") and the United States Department of Justice ("Department of Justice") and certain other federal and state governmental agencies have conducted inquiries and/or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. Certain of the inquiries relate to the operations and business practices of the Psychiatric Hospital Facilities prior to the consummation of the Crescent Transactions in June 1997. The Department of Justice has indicated that its inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes and the common law arising from the participation in federal health benefit programs of the Psychiatric Hospital Facilities nationwide. The Department of Justice inquiries relate to the following matters: (i) Medicare cost reports; (ii) Medicaid cost statements; (iii) supplemental applications to CHAMPUS/TRICARE (as defined) based on Medicare cost reports; (iv) medical necessity of services to patients and admissions; (v) failure to provide medically necessary treatment or admissions; and (vi) submission of claims to government payors for inpatient and outpatient psychiatric services. Subsequent to the Commencement Date, the Company began settlement negotiations with the Department of Justice concerning its inquiries. In September 2003, the Company reached a settlement with the Department of Justice, which includes a release from all claims related to its inquiries, for $1.1 million. The Bankruptcy Court approved the settlement on October 9, 2003.

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

        On or about August 4, 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. ("Wachovia") in the Court of Common Pleas of Richland County, South Carolina, seeking recovery under the indemnification provisions of an Engagement Letter between South Carolina National Bank (now Wachovia) and the Company and the Employee Stock Ownership Plan ("ESOP") Trust Agreement between South Carolina National Bank (now Wachovia) and the Company for losses sustained in a settlement entered into by Wachovia with the United States Department of Labor ("DOL") in connection with the ESOP's purchase of stock of the Company in 1990 while Wachovia served as ESOP Trustee. The participants of the ESOP were primarily employees who worked in the Company's healthcare provider and franchising segments. The Company subsequently removed the case to the United States District Court for the District of South Carolina (Case No. 3:00-CV-02664). Wachovia also alleges fraud, negligent misrepresentation and other claims, and asserts losses of $30 million from the settlement with the DOL (plus costs and interest which amount to approximately $10 million as of the date of filing of this Form 10-Q). During the second quarter of fiscal 2001, the court entered an order dismissing all of the claims asserted by Wachovia, with the exception of the contractual indemnification portion of the claim. As part of the Company's bankruptcy proceedings, Wachovia filed a proof of claim against the Company for approximately the aforementioned amounts. In September 2003, the Company and Wachovia entered into an agreement to settle Wachovia's claims by granting Wachovia an allowed General Unsecured Claim in the amount of $24 million in the Chapter 11 Cases. As of September 30, 2003, the Company has recorded a liability in the amount of $24 million related to Wachovia, with such amount included in "Current liabilities subject to compromise" in the accompanying unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Under the terms of the settlement, Wachovia's Allowed Claim will be paid in accordance with the Plan, except in lieu of the New Notes that Wachovia would otherwise be entitled to receive under the Plan, Wachovia will receive cash equal to the face amount of such New Notes. In addition, Wachovia agreed to elect the Partial Cash-Out Election in respect of the shares of New Common Stock that Wachovia is entitled to receive pursuant to the Plan and to other restrictions on its rights with respect to the distributions under the Plan that, under certain circumstances, will limit its total cash recovery to no more than $10 million. The Bankruptcy Court approved the settlement on October 9, 2003.

        On October 26, 2000, two class action complaints (the "Class Actions") were filed against Magellan Health Services, Inc. and Magellan Behavioral Health, Inc. (the "Defendants") in the United States District Court for the Eastern District of Missouri under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The class representatives purport to bring the actions on behalf of a nationwide class of individuals whose behavioral health benefits have been provided, underwritten and/or arranged by the Defendants since 1996 (RICO class) and 1994 (ERISA class). The complaints allege violations of RICO and ERISA arising out of the Defendants' alleged misrepresentations with respect to and failure to disclose its claims practices, the extent of the benefits coverage and other matters that cause the value of benefits to be less than the value represented to the members. The complaints seek unspecified compensatory damages, treble damages under RICO and an injunction barring the alleged improper practices, plus interest, costs and attorneys' fees. During the third quarter of fiscal 2001, the court transferred the Class Actions to the United States District Court for the District of Maryland (Case No. L-01-01786). These actions are similar to suits filed against a number of other health care organizations, elements of which have already been dismissed by various courts around the country, including the Maryland court where the Class Actions are now pending. While the Class Actions are in the initial stages and an outcome cannot be determined, the Company believes that the claims are without merit and intends to defend them vigorously. The Company has not recorded any reserves related to these matters. The Class Actions have been stayed as a consequence of the commencement of the Company's Chapter 11 Cases. The Company believes that the claims in the Class Actions constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases. The plaintiffs have not filed proofs of claim with the Bankruptcy Court and therefore the Company believes that there will be no allowed claim with respect thereto in the Chapter 11 Cases.

        The Company is also subject to or party to other class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Debtors for pre-petition obligations (the "Pre-petition Litigation") has been stayed as a consequence of the commencement of the Chapter 11 Cases. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan in the Chapter 11 Cases.

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

Item 2.—Changes in Securities and Use of Proceeds

        None.

Item 3.—Default Upon Senior Securities

        Certain defaults exist under the Existing Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes that have resulted in acceleration of all indebtedness thereunder. However, under Section 362 of the Bankruptcy Code, the lenders under the Existing Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes are prohibited from attempting to collect payment of such indebtedness. See further discussion regarding the Company's bankruptcy proceedings in Note A—"General" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Item 4.—Submission of Matters to a Vote of Security Holders

        None.

Item 5.—Other Information

        None

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

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
  (b)
  Reports on Form 8-K

        The Company filed or furnished the following current reports related to the quarter ended September 30, 2003, on Form 8-K with the Securities and Exchange Commission.

Date of Report	Item Reported and Description	Financial Statements as Filed
July 25, 2003	Item 9. Regulation FD Disclosure — Debtors' Second Amended Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code, and Disclosure Statement for the Debtors' Second Amended Joint Plan of Reorganization	no
August 1, 2003	Item 5. Other Events — Press release announcing Deutsche Bank's commitment to provide $230 million in financing effective on Magellan's exit from chapter 11 bankruptcy proceedings.	no
August 19, 2003	Item 9. Regulation FD Disclosure — Monthly operating reports for the month of June 2003 filed with the United States Bankruptcy Court for the Southern District of New York	no
August 29, 2003	Item 9. Regulation FD Disclosure — Monthly operating reports for the month of July 2003 filed with the United States Bankruptcy Court for the Southern District of New York	no
September 25, 2003	Item 5. Other Events — Certain exhibits to the debtors' Third Amended Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code.	no
September 29, 2003	Item 5. Other Events — Press release announcing a settlement with its largest unsecured creditor, R2 Investments LDC, with respect to the Company's Third Amended Plan of Reorganization.	no

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2003	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer