Form 10-K
period 2003-12-31
MAGELLAN HEALTH SERVICES INC
filed 2004-03-30
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (I.R.S. Employer Identification No.)
16 Munson Road, Farmington, Connecticut (Address of principal executive offices)	06032 (Zip Code)

Registrant's telephone number, including area code: (860) 507-1900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Ordinary Common Stock
($0.01 per share par value).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the pre-petition common stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.4 million.

        The number of shares of reorganized Magellan Health Services, Inc.'s Ordinary Common Stock and Multi-Vote Common Stock outstanding as of March 4, 2004 was 26,900,268 and 8,469,846, respectively.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

        None.

MAGELLAN HEALTH SERVICES, INC.
REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

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

Item 1. Business

        Magellan Health Services, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. The Company's executive offices are located at 16 Munson Road, Farmington, Connecticut 06032, and its telephone number at that location is (860) 507-1900.

        Magellan, directly and through its subsidiaries (collectively, the "Company") coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. See "Business—Provider Network" for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs ("EAPs") and (iv) products which combine features of some or all of the Company's risk-based, ASO or EAP products. At December 31, 2003, the Company managed the behavioral healthcare benefits of approximately 58.6 million individuals.

        In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. On August 12, 2003, the Company filed with the Securities and Exchange Commission ("SEC") a Transition Report on Form 10-K for the three-month period ended December 31, 2002. Throughout this Report on Form 10-K, references to the Company's historical financial information prior to December 31, 2002 will refer to the Company's former fiscal year end of September 30. For example, fiscal years 2001 and 2002 correspond to the twelve-month periods ended September 30, 2001 and 2002, respectively. References to fiscal 2003 relate to the Company's fiscal year ended December 31, 2003.

Emergence From Chapter 11

        On January 5, 2004 (the "Effective Date"), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the "Plan"), under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003.

        The following is a summary of the transactions which became effective on the Effective Date pursuant to or in connection with the consummation of the Plan. The distributions to which the Company's former creditors and shareholders became entitled under the Plan were made by the Company on the Effective Date or were disbursed in accordance with the Plan soon thereafter, except for certain immaterial distributions that were subsequently made or will be made in the future as provided for by the Plan upon certain conditions being satisfied. This summary only highlights certain of the substantive provisions of the Plan and the documents implementing the Plan and is qualified in its entirety by reference to (i) the full text of the Plan, a copy of which was filed as Exhibit 2(a) to Magellan's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2003, as first supplemented by the modification filed as Exhibit 99.2 to Magellan's Current Report on Form 8-K filed with the SEC on September 30, 2003 and further supplemented by the modification filed as Exhibit 2.3 to Magellan's Current Report on Form 8-K filed with the SEC on October 9, 2003 and as to be implemented pursuant to the confirmation order, a copy of which was filed as Exhibit 2.4 to Magellan's Current Report on Form 8-K filed with the SEC on October 9, 2003, and (ii) the implementing documents, which are referred to below in this summary, filed as Exhibits 2.2 – 2.15 to Magellan's Current Report on Form 8-K filed with the SEC on January 6, 2004, and as amended in certain instances by Magellan's Current Reports on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2004.

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, the Company's secured bank loans, as existing before the Effective Date, were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) and the then existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, as further described below, all as of the Effective Date.

        On the Effective Date, the Company entered into a credit agreement with Deutsche Bank, as lender and administrative agent, and other lenders providing for a $100.0 million term loan, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility (collectively, the "Credit Agreement"). The interest rate on term loan and revolving credit borrowings will fluctuate and will be at a rate equal to the higher of (i) the prime rate established by Deutsche Bank or (ii) one-half of one percent in excess of the overnight "federal funds" rate, as from time to time in effect, plus in either case two and one-half percent per year, subject to the Company's election to have interest calculated based on the "Eurodollar rate" offered by Deutsche Bank plus three and one-half percent per year. The interest rate on letter of credit-related borrowings will be fixed at 3.5 percent. However, in each case the interest rate could be reduced upon achievement of certain conditions. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the term loan are also required. The Credit Agreement is guaranteed by substantially all of the subsidiaries of Magellan and is secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the term loan, together with other existing funds, were used on the Effective Date to repay in full in accordance with the Plan the Company's senior secured bank indebtedness under its previous credit agreement (the "Old Credit Agreement") of approximately $161 million, to make other cash payments contemplated by the Plan, to pay fees and expenses related to the chapter 11 cases, and for general working capital purposes. In addition, the letter of credit facility has been utilized to back letters of credit outstanding on the Effective Date and to provide additional letters of credit when needed for the Company's business. For a further discussion of the Credit Agreement, see Note 7—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein.

        As of the Effective Date, in satisfaction of the $250 million of principal owed on the 9.375% senior notes due 2007 (the "Old Senior Notes") and all accrued and unpaid interest thereon, the Company issued to the holders of such notes approximately $233.5 million in original principal amount of Series A notes of a new issue of senior notes due November 15, 2008 (the "Series A Notes", together with the Series B Notes (see below), the "Senior Notes") and made a cash payment of approximately $46.1 million. The terms of the Senior Notes are substantially similar to those of the Old Senior Notes, except that they mature on November 15, 2008. For a further discussion of the Senior Notes, see Note 7—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein.

        Under the Plan, holders of the Company's previous 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the "Old Subordinated Notes") and holders of general unsecured creditor claims (other than claims on the Old Senior Notes and Old Subordinated Notes) ("Other GUCs") were to receive in the aggregate approximately 97 percent of the Ordinary Common Stock (or approximately 22.3 million shares) of the reorganized Company (before giving effect to the Cash-Out Elections discussed below). The actual number of shares allocated between these two classes of creditors, as well as the number of shares allocated to each individual creditor in such creditor classes, is dependent upon the final, total aggregate value of claims for the two creditor classes, as discussed further below.

        As of the Effective Date, the Company estimated that the holders of the Old Subordinated Notes would receive in satisfaction of their claims (including all accrued and unpaid interest), approximately 20.5 million shares of Ordinary Common Stock of Magellan (before giving effect to the Cash-Out Elections discussed below). Accordingly, the Company distributed, as of the Effective Date, approximately 32.83 shares per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof were issued or paid). The share distribution amount is subject to adjustments as set forth below.

        As of the Effective Date, the Company estimated that total claims of Other GUCs, would be approximately $78 million (including unresolved disputed claims). Under the Plan, and based upon this total estimated claim value, such creditor class was estimated to receive in satisfaction of their claims (including any unpaid interest accrued thereon) the following consideration for each $1,000 of claim value: (i) $50.34 in cash, (ii) $254.99 of Series B of the Senior Notes ("Series B Notes"), and (iii) 22.41 shares of Ordinary Common Stock (although no fractional shares or cash in lieu thereof were or will be issued or paid), for an aggregate of 1.8 million shares (before giving effect to the Cash-Out Elections discussed below). As of March 4, 2004, the Company has issued approximately $5.1 million of Series B Notes for the settled claims of Other GUCs. The Series B Notes portions of certain other claims of Other GUCs were settled for cash, based upon claim settlement terms between the Company and such individual general unsecured creditors. The Ordinary Common Stock share distribution amount is subject to adjustment as set forth below.

        The Company currently estimates that the total claim value for Other GUCs will ultimately be resolved for approximately $55.0 million, of which $50.5 million has been settled as of March 4, 2004. If the claims of Other GUCs are ultimately resolved for the Company's current estimate of $55.0 million, the Other GUCs would receive additional consideration of approximately 0.53 shares of Ordinary Common Stock per $1,000 of claim value (although no fractional shares or cash in lieu thereof will be issued or paid) and the holders of claims on the Old Subordinated Notes would receive an additional

0.77 shares of Ordinary Common Stock per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof will be issued or paid).

        Also on the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, three new classes of capital stock were authorized and Magellan's certificate of incorporation and bylaws were amended and restated. Specifically, 100 million shares of Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock"), and 40 million shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share ("Multi-Vote Common Stock") were authorized, as were 10 million shares of Preferred Stock, $0.01 par value per share, that are issuable at the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). No shares of Preferred Stock were issued or are to be issued under the Plan. Shares of the Multi-Vote Common Stock may only be issued to, and held by, Onex Corporation, a Canadian corporation, or an affiliate thereof (collectively, "Onex"). As described below, Onex, in connection with the Plan, invested in the equity of Magellan in the form of shares of Multi-Vote Common Stock. Upon transfer of any shares of Multi-Vote Common Stock to any party other than Onex, the shares of Multi-Vote Common Stock will automatically convert on a share-for-share basis into shares of Ordinary Common Stock. In addition, any shares of Ordinary Common Stock that Onex may come to own at any time when the Multi-Vote Common Stock is outstanding will automatically convert into shares of Multi-Vote Common Stock.

        In general, the Multi-Vote Common Stock and Ordinary Common Stock have the same powers, privileges and rights, and each share represents an equivalent interest in Magellan's equity, except that the shares of Multi-Vote Common Stock will have the number of votes per share from time to time sufficient so that all the outstanding shares of Multi-Vote Common Stock will have an equal number of votes as all the outstanding shares of Ordinary Common Stock (i.e., the Multi-Vote Common Stock will be entitled to exercise 50 percent of the voting power of all the common stock of Magellan). The Multi-Vote Common Stock and Ordinary Common Stock also differ in that each class has different voting rights in the election of directors and certain other voting rights and other special rights and privileges. The Multi-Vote Common Stock will cease to have any special voting rights or any other special rights or powers in the event the outstanding shares of Multi-Vote Common Stock cease to represent at least 15.33 percent of the total number of shares of common stock (both Ordinary Common Stock and Multi-Vote Common Stock) issued on the Effective Date (approximately 35.1 million shares) or at least 10 percent of the total number of shares of common stock outstanding at any time (the "Minimum Hold Condition"). For further information regarding the voting rights of the Ordinary Common Stock and the Multi-Vote Common Stock, see Item 10—"Directors and Executive Officers of the Registrant—Director Election and Terms of Office".

        As part of the Plan, Magellan offered to holders of its Old Subordinated Notes, its general unsecured creditors and one holder of an administrative claim the opportunity to purchase, on the effective date of the Plan, shares of common stock equivalent to 6,052,632 shares of Ordinary Common Stock for a total purchase price of $75 million ($12.39 per share). The Company also received as part of the Plan a commitment from Onex to purchase on the same terms any shares not purchased in the Equity Offering by the creditors to whom such shares were offered. Pursuant to the equity offering included in the Plan, creditors purchased 5,111,019 shares and Onex purchased 941,613 shares.

        Onex also purchased, pursuant to an additional commitment under the Plan, 6,052,632 shares of common stock for a total purchase price of $75 million (the "Onex Investment"), or $12.39 per share. In addition, Onex committed, under the Plan, to fund an offer made by Magellan pursuant to the Plan to holders of its Old Subordinated Notes and to the Company's other general unsecured creditors permitting them to elect to receive $9.78 in cash per share in lieu of the shares of Ordinary Common Stock they would otherwise receive under the Plan (the "Cash-Out Election"). Onex committed to fund the Cash-Out Election by purchasing that amount of shares of Multi-Vote Common Stock at $9.78 per share equal to the amount of shares of Ordinary Common Stock cashed out pursuant to the Cash-Out Election. As of the Effective Date, Onex purchased 1,421,335 shares pursuant to this commitment. Also pursuant to this commitment, Onex committed to purchase, subsequent to the Effective Date, up to an additional 137,120 shares as a result of the settlement of claims that had elected the Cash-Out Election but were disputed and unresolved at the Effective Date. Onex has purchased and will purchase 8,552,700 shares in the aggregate (in the Equity Offering, pursuant to the Onex Investment and to fund the Cash-Out Election), all of which are shares of Multi-Vote Common Stock. These shares represented approximately 24.2 percent of the shares of common stock outstanding on the Effective Date and 21.2 percent of the common stock on a fully diluted basis as of the Effective Date. As stated above, the allocation of stock among creditors will change based on the value of all claims as ultimately resolved. If all claims are ultimately resolved for the amount of the Company's current estimate, 36,592 additional shares would be allocated to claims that had elected the Cash-Out Election, which would result in Onex acquiring an additional 36,592 shares at $9.78 per share (for a total of 8,589,292 shares).

        The previously outstanding Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date and the holders thereof were issued 456,660 shares of Ordinary Common Stock, representing approximately 1.3 percent of the common stock of Magellan as of the Effective Date on a fully diluted basis (giving effect to all shares outstanding or subject to options or warrants outstanding as of the Effective Date), as well as warrants to purchase until January 5, 2011 for $30.46 per share, 456,660 shares of Ordinary Common Stock. The previously outstanding common stock of Magellan also was cancelled on the Effective Date and the holders thereof received 114,165 shares of Ordinary Common Stock, representing approximately 0.3 percent of the common stock of Magellan on the Effective Date on a fully diluted basis (calculated on the same basis as described above), as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share, 114,165 shares of Ordinary Common Stock, which equals approximately one share of Ordinary Common Stock and a warrant to purchase one share of Ordinary Common Stock for every 310 shares of the previously outstanding common stock. For further information regarding the warrants issued under the Plan, see Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein. Pursuant to the Plan, on the Effective Date all previously outstanding options and warrants to purchase common stock of Magellan were cancelled.

        As part of the consummation of the Plan, an agreement became effective between Aetna, Inc. ("Aetna") and the Company to renew their behavioral health services contract. Under the renewed agreement, the Company will continue to manage the behavioral health care of members of Aetna's healthcare programs through December 31, 2005, with an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the "Aetna Note") for the balance of $48.9 million, which will mature on December 31, 2005. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note. In addition, pursuant to the Plan, the Company issued to Aetna a warrant to purchase 230,000 shares of Ordinary Common Stock from January 1, 2006 to January 5, 2009 at a purchase price of $10.48 per share. For further information regarding the Company's agreement with Aetna, the Aetna Note and the warrant issued to Aetna under the Plan, see Note 7—"Long-Term Debt and Capital Lease Obligations" and Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein.

        On the Effective Date, Magellan's Board of Directors was reconstituted to consist of nine members, as specified in accordance with the Plan. Information on the members of the Magellan Board of Directors is disclosed in Part III herein.

        The Company's senior executive officers before the Effective Date (Steven J. Shulman, Dr. Rene Lerer and Mark S. Demilio) entered into employment agreements with Magellan as of the Effective Date in a form provided by the Plan and providing for them to continue in their current positions. In general, the Company's other senior officers continued in Magellan's employ in substantially the same positions after the Effective Date and entered into employment agreements with Magellan in a form provided by the Plan. A Management Incentive Plan became effective on the Effective Date in accordance with the Plan, under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company's management and other employees. The Company's employment agreements with its senior executive officers provided for the purchase by Mr. Shulman of certain shares of Ordinary Common Stock and for the grant to each such officer pursuant to the Management Incentive Plan of certain restricted shares of Ordinary Common Stock, all as of the Effective Date, and for certain cash payments to such officers related to the income taxes incurred by them in connection with such transactions. Options for a total of 4.3 million shares of Ordinary Common Stock were issued under the Management Incentive Plan in January and February of 2004. Information on the Company's executive officers', their compensation and the Management Incentive Plan, as required to be disclosed in Part III of Form 10-K, will be reported in an amendment to this Annual Report on Form 10-K, filed no later than April 29, 2004. See Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein for a discussion of charges to be recorded by the Company related to stock grants, stock options and cash payments pursuant to the employment agreements and stock options under the Management Incentive Plan. Such charges will be recorded in the first quarter of fiscal 2004 and in future periods corresponding to the vesting or life of the options.

        Before the Effective Date, the common stock of the Company was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On the Effective Date, the Ordinary Common Stock of Magellan, as issued in accordance with the Plan, was deemed registered under Section 12(g) of the Exchange Act as a successor issue, and Magellan as reorganized was deemed a successor issuer, in relation to the previously registered common stock in accordance with SEC Rule 12g-3(a). In addition, the warrants issued to former common and preferred stockholders as referred to above became registered under Section 12(g) of the Exchange Act pursuant to a registration statement on Form 8-A. The Ordinary Common Stock of the Company, including shares that may be issued upon conversion of shares of Multi-Vote Common Stock and upon exercise of the warrants and options referred to above, became listed on the Nasdaq Stock Market under the ticker symbol "MGLN" on January 6, 2004. On the Effective Date, in accordance with the Plan, Magellan also entered into a Registration Rights Agreement with Onex and Aetna, providing them rights with respect to the registration of their shares for public sale under the Securities Act of 1933, as amended, in certain circumstances.

Accounting for Consummation of the Plan

        In connection with the consummation of the Plan, the Company adopted the "fresh start reporting" provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company will make in connection with the implementation of the Plan. Under the provisions of SOP 90-7, fresh start reporting should not be applied until all material conditions of the reorganization plan are satisfied. All material conditions to the Company were satisfied as of December 29, 2003 (the "Material Conditions Date"). Due to the proximity of the

Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the audited consolidated financial statements as of and for the year ended December 31, 2003 included elsewhere herein. See "Critical Accounting Policies and Estimates" in Item 7 and Note 2—"Fresh Start Reporting" to the audited consolidated financial statements elsewhere herein for further discussion of fresh start reporting and adjustments recorded pursuant to the application of SOP 90-7 by the Company.

        As a result of the application of the fresh start reporting provision of SOP 90-7, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheet as of December 31, 2003. Therefore, all balance sheet data as of December 31, 2003 have been disclosed herein as balances of the Reorganized Company, and all balance sheet data prior to December 31, 2003 have been disclosed as balances of the Predecessor Company. Statement of operations and statement of cash flows data for all periods presented herein represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to income statement or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to income statement or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

History

        Prior to June 1997, the Company's primary business was the operation of psychiatric hospitals. In addition, the Company operated, through its human services segment, specialty home-based healthcare services. In June 1997, the Company sold substantially all of its domestic psychiatric hospitals and residential treatment facilities (collectively, the "Psychiatric Hospital Facilities") to Crescent Real Estate ("Crescent"), and, with Crescent Operating, Inc. ("COI"), an affiliate of Crescent, formed Charter Behavioral Health Systems, LLC ("CBHS") to conduct the operations of the Psychiatric Hospital Facilities through a franchising arrangement with the Company. The Company maintained a 50.0 percent ownership of CBHS; the other 50.0 percent of the ownership interest of CBHS was owned by COI.

        In December 1995, the Company acquired a 61.0 percent ownership interest in Green Spring Health Services, Inc. ("Green Spring"), a managed behavioral healthcare company specializing in mental health and substance abuse/dependence services, and in January 1998, acquired the remaining 39.0 percent. In December 1997, the Company purchased from Aetna, Human Affairs International, Incorporated ("HAI"), which managed behavioral healthcare programs primarily through EAPs and other managed behavioral healthcare plans. In February 1998, the Company acquired Merit Behavioral Care Corporation ("Merit"), which managed behavioral healthcare programs across all segments of the healthcare industry, including health maintenance organizations ("HMOs"), Blue Cross/Blue Shield organizations and other insurance companies, corporations and labor unions, federal, state and local governmental agencies and various state Medicaid programs.

        In April 1999, the Company sold its European psychiatric provider operations, and in September 1999, completed its exit from the healthcare provider and franchising businesses by transferring certain assets and other interests pursuant to a Letter Agreement with Crescent, COI and CBHS (the "CBHS Transaction"). See Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. The CBHS Transaction, together with the formal plan of disposal authorized by the Company's Board of Directors on September 2, 1999 (the measurement date), represented the disposal of the Company's healthcare provider and healthcare franchising business segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30").

        On October 4, 2000, the Company adopted a formal plan to exit from the businesses included in the Company's specialty managed healthcare segment through the sale and/or abandonment of these businesses and related assets. The specialty managed healthcare segment included the businesses acquired in conjunction with the purchase of Vivra, Inc. ("Vivra"), which was consummated in February 2000 and Allied Specialty Care Services, Inc. ("Allied"), which was consummated in December 1997. The Company exited the specialty managed healthcare business via sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. See Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        On January 18, 2001, the Board of Directors approved, and the Company entered into a definitive agreement for, the sale of the stock of National Mentor, Inc. ("Mentor"), which represented the business and interests that comprised the Company's human services segment. The human services the Company provided through Mentor included specialty home-based healthcare services provided through "mentor" homes, as well as residential and day treatment services for individuals with acquired brain injuries and for individuals with developmental disabilities. See Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        As a result of these transactions, the Company's sole business is the managed behavioral healthcare business.

        Due primarily to the debt-financed acquisitions noted above, and the subsequent disposal activities, the Company had amassed over $1.0 billion in total debt as of September 30, 2002. Although the Company believed it had sufficient cash on hand to meet its then current operating obligations, the Company did not believe it had sufficient cash on hand or capacity to borrow under the Old Credit Agreement to pay scheduled interest and to make contingent purchase price payments. Based on market trends and forecasted level of operations, the Company concluded that it could no longer support the existing capital structure. Therefore, the Company's management determined to restructure its debt to levels that were more in line with its operations. On March 11, 2003, the Company and 88 of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in order to accomplish such restructuring.

Industry

        According to the final report, Achieving the Promise: Transforming Mental Health Care in America, from the President's New Freedom Commission on Mental Health (established on April 29, 2002 by Executive Order 13263) (the "Commission Report"), approximately 5 percent to 7 percent of adults in a given year have a "serious mental illness", defined as any diagnosable mental disorder that affects work, home or other areas of social functioning; and approximately 5 percent to 9 percent of children have a "serious emotional disturbance" defined as any diagnosable mental disorder (in a child under 18) that severely disrupts social, academic and emotional functioning. In addition, according to the Commission Report, mental illness ranks first among all diseases in terms of causing disability in the United States, Canada and Western Europe. In 1997, the latest year for which comparable data is available, spending in the United States on the treatment of mental illness totaled almost $71 billion. In addition, the Commission Report states that the annual economic, indirect cost of mental illness is estimated to be $79 billion, of which approximately $63 billion represents the loss of productivity as a result of illnesses.

        Managed behavioral healthcare companies such as the Company were formed to address the behavioral health needs of society. Managed behavioral healthcare companies focus on matching an appropriate level of specialist and treatment setting with the behavioral health treatment needs of the patient to provide care in a cost-efficient manner while improving early access to care and utilizing the most modern and effective treatments. As the growth of managed behavioral healthcare increased, there was a significant decrease in occupancy rates and average lengths of stay for inpatient psychiatric facilities and an increase in outpatient treatment and alternative care services.

        According to an industry trade publication entitled "Open Minds Yearbook of Managed Behavioral Health Market Share in the United States 2002-2003" published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as "Open Minds"), as of January 2002, some form of managed behavioral healthcare plan covered approximately 227.1 million beneficiaries. Open Minds divides the managed behavioral healthcare industry as of January 2002 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

Category of Care	Beneficiaries (In Millions)	Percent of Total
Risk-Based Network Products	58.6	25.8%
EAPs	62.8	27.7
Integrated Products	17.4	7.6
Utilization Review/Care Management Products	42.9	18.9
Non-Risk-Based Network Products	45.4	20.0

Total	227.1	100.0%

        The following is a summary of each of these categories of care as defined by Open Minds:

        Risk-Based Network Products.    Under risk-based network products, the managed behavioral healthcare company manages the delivery of behavioral healthcare treatment services through a contracted network of behavioral healthcare providers and assumes all or a portion of the responsibility for the cost of providing such services. Most of these programs have payment arrangements in which the managed care company receives a fixed fee per member per month (that varies depending on the profile of the beneficiary population). Under these products, the managed behavioral healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care, usually through a network of specialized providers and facilities that is contracted and managed by the managed care company. This product generally provides higher revenue for the managed behavioral healthcare company, due to the fact that it bears the financial responsibility for the cost of delivering care. The Company's risk-based products are risk-based network products as defined by Open Minds.

        Employee Assistance Programs.    An EAP is a product sold directly to employers that is designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers' efforts to combat alcoholism and substance abuse problems afflicting workers. Many businesses have expanded alcoholism and drug abuse treatment programs in the workplace to cover a wider spectrum of personal problems experienced by workers and their families, such as depression and anxiety disorders. As a result, EAP products now typically include consultation services, evaluation and referral services and employee education and outreach services and employers increasingly regard EAPs as an important component in the continuum of behavioral healthcare services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

        Integrated EAP/Managed Behavioral Healthcare Products.    Integrated Products combine the preventive and early intervention EAP products with the more comprehensive managed behavioral healthcare programs. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. The managed behavioral healthcare program component of the Integrated Product can be risk-based or non-risk-based. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

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

        Non-Risk-Based Network Products.    Under non-risk-based network products, the managed behavioral healthcare company manages the delivery of behavioral healthcare treatment services through a contracted network of behavioral healthcare providers but does not assume any of the responsibility for the cost of providing such services. Under these products, the managed care company provides a full array of managed care services, including selecting, credentialing and managing a network of providers, and performs utilization review, claims administration and care management functions. However, the customer remains responsible for the cost of providing the treatment services rendered. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as it is defined by Open Minds) as ASO products.

Company Overview

        The Company is engaged in the managed behavioral healthcare business. Within this managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions ("Health Plan Solutions"); (ii) Magellan Employer Solutions ("Employer Solutions"); (iii) Magellan Public Sector Solutions ("Public Sector Solutions") and (iv) Corporate and Other. See "Business—Segments" for a discussion of the Company's segments.

        According to enrollment data reported in Open Minds, the Company is the nation's largest provider of managed behavioral healthcare services. As of December 31, 2003, the Company had approximately 58.6 million covered lives under managed behavioral healthcare contracts and managed behavioral healthcare programs for approximately 1,900 customers. The Company's managed behavioral healthcare network consists of over 63,000 behavioral healthcare professionals, including facility locations providing various levels of care nationwide.

        The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. See "Business—Provider Network" for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services.

Business Strategy

        Continued Focus on Improving Operating Efficiency and Margins.    The Company believes that it can reduce administrative costs and improve customer service by consolidating service centers, creating more efficiency in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies implementing best practices across the organization and by standardizing and consolidating processes as appropriate. In early 2003, the Company formulated performance improvement plans ("PIP") to achieve these cost efficiencies. The Company began implementing these multi-year initiatives in 2003. The Company has incurred approximately $9.8 million to date related to PIP activities, of which approximately $3.3 million has been paid with cash from operations as of December 31, 2003 and the remainder was accrued as of December 31, 2003. The Company expects to fund future amounts with cash from operations. There can be no assurance that the Company will be able to continue to successfully fund or implement these initiatives or realize the anticipated savings.

        Leverage the Company's Market Position to Grow Revenue and Increase Earnings.    The Company believes it is positioned to grow membership and revenues over the long term as a result of its economies of scale, solid customer base and proven behavioral health expertise. Furthermore, as the industry leader, the Company believes it is also positioned to benefit from proposed changes in federal and state parity legislation, which propose to reduce and in some cases eliminate the difference in coverage limits for mental health coverage as compared to medical health coverage. The Company's membership has decreased during the last two years. There can be no assurance that the Company will be able to reverse the membership decreases in future periods.

        New Product Development.    The Company is exploring opportunities to expand its business including the enhancement of existing products and the development of new products within current business lines and the possible development of new products outside of its current business line.

Managed Behavioral Healthcare Products and Services

        General.    The following table sets forth the approximate number of covered lives as of September 30, 2001 and 2002, and December 31, 2001, 2002 and 2003. The table also shows revenue for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, and for the three months ended December 31, 2001 and 2002, for the types of managed behavioral healthcare programs offered by the Company:

	Predecessor Company
Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended September 30, 2001
Risk-Based products (1)	36.5	56.8%	$1,540.7	87.8%
ASO products	27.7	43.2	214.8	12.2

Total	64.2	100.0%	$1,755.5	100.0%

Fiscal Year ended September 30, 2002
Risk-Based products (1)	34.5	55.3%	$1,537.9	87.7%
ASO products	27.9	44.7	215.2	12.3

Total	62.4	100.0%	$1,753.1	100.0%

Fiscal Year ended December 31, 2003
Risk-Based products (1)	29.5	50.3%	1,292.5	85.6%
ASO products	29.1	49.7	218.2	14.4

Total	58.6	100.0%	$1,510.7	100.0%

Three Months ended December 31, 2001 (unaudited)
Risk-Based products (1)	37.1	57.4%	$390.3	87.7%
ASO products	27.5	42.6	54.5	12.3

Total	64.6	100.0%	$444.8	100.0%

Three Months ended December 31, 2002
Risk-Based products (1)	33.6	54.1%	$388.7	87.2%
ASO products	28.5	45.9	57.2	12.8

Total	62.1	100.0%	$445.9	100.0%

(1)
Includes Risk-Based Network Products, EAPs and Integrated Products.

        The number of covered lives fluctuates based on several factors, including the number of contracts entered into by the Company and changes in the number of employees, subscribers or enrollees of the Company's customers covered by such contracts.

Segments

        General.    The following table sets forth the approximate number of covered lives as of September 30, 2001 and 2002, and December 31, 2001, 2002 and 2003 and the revenue for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, and for the three months ended December 31, 2001 and 2002, in each of the Company's behavioral customer segments. The Company's behavioral customer segments are defined below. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is reported internally. In fiscal 2003, the internal reporting of certain of these contracts was transferred between segments. Accordingly, the Company has reclassified the membership and financial results of such contracts for all periods into the corresponding segments consistent with its internal reporting. This restatement did not affect consolidated membership or financial results for any period presented. In fiscal 2003, management also changed the name of its "Workplace" segment to the "Employer Solutions" segment. All periods presented were adjusted to conform with the fiscal 2003 restatement.

	Predecessor Company
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended September 30, 2001
Health Plan Solutions	39.9	62.2%	$1,079.6	61.5%
Employer Solutions	21.8	33.9	189.6	10.8
Public Sector Solutions	2.5	3.9	486.3	27.7

Total	64.2	100.0%	$1,755.5	100.0%

Fiscal Year ended September 30, 2002
Health Plan Solutions	37.0	59.3%	$1,013.1	57.8%
Employer Solutions	22.2	35.6	188.7	10.8
Public Sector Solutions	3.2	5.1	551.3	31.4

Total	62.4	100.0%	$1,753.1	100.0%

Fiscal Year ended December 31, 2003
Health Plan Solutions	36.0	61.4%	$870.5	57.6%
Employer Solutions	19.9	34.0	159.0	10.5
Public Sector Solutions	2.7	4.6	481.2	31.9

Total	58.6	100.0%	$1,510.7	100.0%

Three Months ended December 31, 2001 (unaudited)
Health Plan Solutions	39.3	60.9%	$270.1	60.7%
Employer Solutions	22.3	34.5	45.9	10.3
Public Sector Solutions	3.0	4.6	128.8	29.0

Total	64.6	100.0%	$444.8	100.0%

Three Months ended December 31, 2002
Health Plan Solutions	36.5	58.7%	$245.6	55.1%
Employer Solutions	22.2	35.7	46.7	10.5
Public Sector Solutions	3.4	5.6	153.6	34.4

Total	62.1	100.0%	$445.9	100.0%

        See Note 16—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein for additional segment financial information, such as segment profit.

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

        Employer Solutions.    The Company's Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products.

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare"; "—Possible Impact of Healthcare Reform" and "—Regulation".

Customer Contracts

        The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts, notwithstanding terms to the contrary, generally can be terminated or modified by the customer if such appropriations are not made. The Company's contracts generally provide for payment of a per member per month fee to the Company. See "Cautionary Statements—Risk-Related Products" and "—Reliance on Customer Contracts".

Provider Network

        The Company's managed behavioral healthcare and EAP treatment services are provided by a network of third-party providers, including behavioral healthcare professionals and facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic make-up of the beneficiary population in that area. Network behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals. Network facilities include psychiatric hospitals, residential treatment facilities and other treatment facilities.

        The Company's managed behavioral healthcare network consists of over 63,000 behavioral healthcare professionals, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company under which they are paid on a fee-for-service basis. In some limited cases, network providers are paid on a "case rate" basis, whereby the provider is paid a set rate for an entire course of treatment, or on a subcapitation or other risk sharing arrangements.

        The Company's managed behavioral healthcare network also includes contractual arrangements with third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some limited cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one-year terms and are terminable by the Company or the facility upon 30 to 120 days' notice.

Joint Ventures

        Prior to October 29, 2002, the Company was a 50.0 percent partner with Value Options, Inc. in the Choice Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. Choice derived all of its revenues from a subcontract with a health plan under which it provided managed behavioral healthcare services to TRICARE beneficiaries. TRICARE was formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS). The Company accounted for its investment in Choice using the equity method of accounting with the Company's share of net income or loss of Choice recognized in the statement of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations", and Note 4—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein for additional discussion of Choice.

        The Company currently owns a 50.0 percent interest in Premier Behavioral Systems of Tennessee, LLC ("Premier"), which was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, in connection with the implementation of fresh start reporting, the Reorganized Company early adopted the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46"), under which the Reorganized Company has consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Reorganized Company will consolidate the results of operations of Premier in its consolidated statement of operations. See further discussion of FIN 46 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements". See Note 4—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein for further information on Premier.

        The Company currently owns a 36.3 percent interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements" and Note 4—"Acquisitions and Joint Ventures" to the audited consolidated financial statements set forth elsewhere herein for further information on Royal.

Competition

        The Company's business is highly competitive. The Company competes with other managed behavioral healthcare organizations as well as with insurance companies, HMOs, PPOs, third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors, particularly certain insurance companies and HMOs, are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter competition in the future from new market entrants. Many of the Company's customers that are managed care companies may seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely solely on price increases to achieve revenue growth and expects to continue experiencing pricing pressures. Also, the Company was adversely affected in its ability to successfully compete in certain circumstances during its financial restructuring process.

        The Company believes it benefits from the competitive strengths described below:

        Industry Leadership.    The Company is the largest provider of managed behavioral healthcare services in the United States, according to enrollment data reported in Open Minds. The Company believes, based on data reported in Open Minds, that it also has the number one market position in each of the major managed behavioral healthcare product markets in which it competes. The Company believes this leadership position provides it with a base of treatment experience and expertise that is unmatched by any competitor and provides a value proposition that customers are seeking. The Company also believes there are certain economies of scale resulting from its large membership base and the Company continues to strive to achieve operating efficiencies in order to better capitalize on such economies. See "Cautionary Statements—Competition", for a discussion of the risks associated with the highly competitive nature of the managed behavioral healthcare industry.

        Broad Product Offering and Nationwide Provider Network.    The Company offers managed behavioral care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company's managed behavioral healthcare network consists of over 63,000 behavioral healthcare providers, including professionals at all levels of care, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals, and facilities at all points of the spectrum of behavioral heath services such as psychiatric hospitals, residential treatment centers and other treatment facilities. The Company believes the breadth and depth of its provider network is a competitive asset. See "Cautionary Statements—Risk-Related Products", for a discussion of the risks associated with risk-based products, which are the Company's primary source of revenue.

        Broad Base of Customer Relationships.    The Company's customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other mid-sized insurers; (iii) large corporations; (iv) state and local governmental agencies and (v) certain agencies of the federal government. The Company believes that its broad base of customer relationships provides the Company with opportunities for additional business from these customers. The Company also believes it has a unique array of customers that demonstrates credibility when competing for new business. See "Cautionary Statements—Reliance on Customer Contracts", for a discussion of the risks associated with the Company's reliance on certain contracts with payors of behavioral healthcare benefits.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $0.25 million per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $0.5 million per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for the one-year period from June 17, 2002 to June 16, 2003. These policies were also written on a "claims-made" basis, and were subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care liability and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company currently maintains general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2003 to June 17, 2004. The policies are written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, for those claims, or portions thereof, that exceed the Company's policy limits and for claims reported after the expiration date of the policies if they are not renewed. See "Cautionary Statements—Professional Liability and Other Insurance", for a discussion of the risks associated with the Company's insurance coverage.

Regulation

        General.    The managed behavioral healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in a few states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's managed behavioral healthcare operations is described in this section. The subjects of these regulations include Medicare and Medicaid fraud and abuse.

        The Company believes its operations are structured to comply with applicable laws and regulations in all material respects and that it has received all licenses and approvals that are material to the operation of the business. However, regulation of the managed healthcare industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional license requirements and/or regulation.

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

        In addition, regulators of certain of the Company's subsidiaries may exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. In particular, the State of California has taken certain actions to increase its supervision of the Company's regulated subsidiaries in California due primarily to the Company's financial condition prior to the bankruptcy filing.

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

        HIPAA.    Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. HIPAA calls for HHS to create regulations in several different areas to address the following: electronic transactions and code sets, privacy, security, provider IDs, employer IDs, health plan IDs and individual IDs. At present, all but the health plan IDs and individual IDs have been released in final form. The Company commissioned a dedicated HIPAA Project Management Office ("PMO") to coordinate participation from its customers, providers and business partners in achieving compliance with these regulations. The Company, through the PMO, put together a dedicated HIPAA Project Team to develop, coordinate and implement the compliance plan. The PMO has been phased out as a separate department and these HIPAA compliance activities are now contained in the Company's Corporate Compliance Department. Additionally, the Company has identified business area leads and work group chairpersons to support and lead compliance efforts related to their areas of responsibility and expertise.

        The Transactions and Code Sets regulation is final and was effective October 16, 2003 for companies that filed for a one-year deferral that was permitted by law. The Company filed for the extension as permitted by law. This regulation establishes standard data content and formats for the submission of electronic claims and other administrative and health transactions. This regulation only applies to electronic transactions, and healthcare providers will still be able to submit paper documents without being subject to this regulation. In addition, health plans must be prepared to receive these various transactions. The Company has completed the development of a new electronic data interchange ("EDI") strategy, which it believes will significantly enhance its HIPAA compliance efforts. The Company has signed an agreement with an external EDI tool vendor to expand the Company's usage of EDI technology, developed a project plan and an accompanying resource requirements rationale and identified anomalies through mapping of the HIPAA standard transactions to the Company's various clinical, claim and provider systems.

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

        The draft version of the regulation on security was published on August 12, 1998. The final version of this rule was published on February 20, 2003 with a compliance date of April 21, 2005. This regulation creates safeguards for physical and electronic storage of, maintenance and transmission of, and access to, individual health information. Although the final security regulation was just released this year, the Company began compliance efforts over two years ago by taking steps to address the requirements of the draft regulation through the implementation of technical, physical and administrative safeguards to enhance physical, personnel and information systems security. The Company has completed its review of the final regulation and an extensive gap analysis, and is addressing the remaining compliance issues. The Company expects that it will be fully compliant with the security regulation by the compliance date.

        The provider ID and employer ID regulations are similar in concept. The provider ID regulation was published in draft form on May 7, 1998 and would create a unique number for healthcare providers that will be used by all health plans. The employer ID regulation was published in draft form on June 16, 1998 and calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number for employers that will be used by all health plans. The final regulation on employer IDs was published on May 31, 2002 with a compliance date of July 30, 2004. The final regulation on Provider IDs was published on January 23, 2004 with a compliance date of May 23, 2005. The health plan ID and individual ID regulations have not been released in draft form.

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

        Fresh Start Reporting.    Due to the Reorganized Company's emergence from bankruptcy pursuant to the Plan of Reorganization, the Reorganized Company has implemented the "fresh start" reporting provisions of SOP 90-7, effective December 31, 2003. Fresh start reporting requires the Company to restate all assets and liabilities to reflect their respective fair values. As a result, the consolidated balance sheet as of December 31, 2003 and the statement of operations for periods after the Reorganized Company's emergence from bankruptcy will not be comparable to the consolidated financial statements for the periods prior to the Company's emergence from bankruptcy, which were prepared on a historical basis. The application of "fresh start" reporting may make it more difficult to compare the Reorganized Company's post-emergence operations and results to those in pre-emergence periods. For further information on fresh start reporting, including the adjustments recorded by the Company as of December 31, 2003, see Note 2—"Fresh Start Reporting" to the audited consolidated financial statements set forth elsewhere herein.

        Significant Stockholder.    Onex, through its affiliate, Magellan Holdings, L.P., beneficially owns all of the outstanding shares of the Multi-Vote Common Stock and thereby possesses the right to elect four of the nine members of the Company's Board of Directors and to exercise 50 percent of voting power for all other matters that come before Magellan's stockholders (other than with respect to the election of three of the nine members of the Board) until such time as the ownership of Multi-Vote Common Stock by Onex and affiliated parties decreases below certain pre-determined levels. This voting power of the Multi-Vote Common Stock is in excess of its interest in Magellan's outstanding common stock of approximately 24.2 percent as of the Effective Date. Onex's interests in the Company may conflict with the interests of the holders of the Ordinary Common Stock. As a result of Onex's substantial equity interest in and voting power over Magellan, Onex could have significant influence over the management and affairs of the Company, and a significant and potentially controlling influence on all matters submitted to the Company's stockholders for approval, including any merger, consolidation or sale of all or substantially all of the Company's assets. While Onex is restricted in its ability to sell the shares of Multi-Vote Common Stock it owns, it is entitled to convert its shares of Multi-Vote Common Stock into shares of Ordinary Common Stock and sell such shares and, in many conditions, in doing so will not reduce its voting power. For further information regarding Onex's rights as a stockholder, see "Business—Emergence from Chapter 11". Onex has certain rights to sell publicly the shares of Ordinary Common Stock that it may receive upon conversion of its shares of Multi-Vote Common Stock. See Item 12—"Security Ownership of Certain Beneficial Owners and Management". The market for the Ordinary Common Stock may be affected as a result of Onex's substantial position as a stockholder of Magellan.

        Restrictive Covenants in Debt Agreements.    On the Effective Date, the Company entered into an indenture governing the terms of the Senior Notes (the "Indenture"), as well as a new senior secured credit agreement (the "Credit Agreement"). In general, the Credit Agreement and the Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting or limiting the Company's ability to, among other things:

  •
  incur or guarantee additional indebtedness or issue preferred or redeemable stock;

  •
  pay dividends and make other distributions;

  •
  repurchase equity interests;

  •
  prepay or amend subordinated debt;

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

        The Credit Agreement also requires the Company to comply with specified financial ratios and tests (as defined), including minimum consolidated EBITDA, interest coverage ratios and maximum leverage ratios. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Risk-Related Products.    The Company's revenues come primarily from arrangements under which it assumes all or a portion of the responsibility for the cost of providing a full or specified range of behavioral healthcare treatment services (excluding at present the cost of pharmaceuticals or other medication) to a specified beneficiary population in exchange, generally, for a fixed per member per month fee. The Company refers to such arrangements as "risk-related contracts" or "risk-related products". Revenues from such arrangements accounted for approximately 87.8 percent, 87.7 percent and 85.6 percent of the Company's net revenue in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. For the three months ended December 31, 2001 and 2002, risk-related products accounted for approximately 87.7 percent and 87.2 percent, respectively, of the Company's net revenue. In order for such contracts to be profitable, the Company must accurately estimate the rate of service utilization by members enrolled under such contracts in order to obtain the appropriate pricing and control the unit cost of such services. If the aggregate cost of behavioral healthcare treatment services provided to members under a contract together with the administrative costs incurred by the Company to operate such contract, exceeds the aggregate of the per member per month fees received by the Company under such contract, the Company will incur a loss with respect to such contract. The Company's assumptions as to the utilization of services by rates and costs may not accurately and adequately reflect actual utilization rates and costs, many aspects of which are beyond the control of the Company.

        In addition, adjustments may be required to the estimates, particularly those regarding cost of care, made in reporting historical financial results. See Note 3—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein. Medical claims payable, in the Company's financial statements, includes reserves for incurred but not reported ("IBNR") claims, which are estimated by the Company. The Company determines the amount of such reserves based on past claims payment experience, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date the claims are received, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs and others) may ultimately prove these estimates inaccurate. During fiscal 2001, the Company recorded an adjustment (and corresponding income statement charge) of $15.0 million to its estimate of claims incurred in prior years based on the results of the reduction in claims inventory and other claims processing improvements. During fiscal 2002, the Company experienced net unfavorable prior fiscal year medical claims development of $6.4 million (unfavorable development of $8.6 million for the Health Plan Solutions segment partially offset by favorable development of $2.2 million for the Public Sector Solutions segment). During the three months ended December 31, 2002, the Company experienced net favorable prior fiscal year medical claims development of $3.7 million (composed of Health Plan Solutions segment of $1.3 million, Employer Solutions segment of $0.8 million and Public Sector Solutions segment of $1.6 million). During fiscal 2003, the Company experienced net favorable prior fiscal year medical claims development of

$11.9 million (composed of Health Plan Solutions segment of $11.4 million and Employer Solutions segment of $0.5 million). As of December 31, 2003, the Company believes that its medical claims payable balance of $177.1 million is adequate in order to satisfy ultimate claim liabilities incurred through December 31, 2003. Any adjustments to such estimates could adversely affect the Company's results of operations in future periods.

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

        Certain of the contracts of the Company and certain state regulations may also require the Company or certain of its subsidiaries to reserve a specified amount of cash or to maintain a letter of credit as financial assurance that it can meet its obligations under such contracts. As of December 31, 2003, the Reorganized Company had restricted cash and investments of approximately $161.9 million and letters of credit of approximately $56.2 million pursuant to such contracts and regulations. Such amounts are not available to the Company for general corporate purposes. Furthermore, certain state regulations restrict the ability of subsidiaries that offer risk-related products to pay dividends to the Company. Additional state regulations could be promulgated which would increase the amount of restricted cash or other security the Company would be required to maintain. In addition, the Company's customers may require additional restricted cash or other security with respect to the Company's obligations under its contracts, including unpaid medical claims.

        Reliance on Customer Contracts.    All of the Company's net revenue is derived from contracts with payors of behavioral healthcare benefits. The Company's managed behavioral healthcare contracts typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) providing for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts are immediately terminable with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon the provision of requisite notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for approximately 59.1 percent, 57.6 percent and 61.6 percent of the Company's net revenue for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. These customers represented approximately 58.9 percent and 58.2 percent of the Company's net revenue during the three months ended December 31, 2001 and 2002, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, have a material adverse effect on the Company. One of these contracts is a subcontract with a health plan under which the Company manages the mental health and substance abuse services for certain of the beneficiaries of TRICARE, which subcontract expires on September 30, 2004 and will not be renewed. The Company recognized net revenue from this subcontract of $61.5 million, $48.0 million and $47.3 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. The Company recognized net revenue from this contract of $12.7 million and $14.0 million during the three months ended December 31, 2001 and 2002, respectively.

        The Company's two largest customer contracts are with Aetna and the State of Tennessee's TennCare program. The Company's managed behavioral contract with Aetna accounted for approximately $315.6 million, $250.3 million and $193.6 million of consolidated net revenue in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. The Company recognized net revenue from Aetna of $78.8 million and $54.8 million during the three months ended December 31, 2001 and 2002, respectively. The declines in Aetna revenue of approximately $56.7 million in fiscal 2003 compared to fiscal 2002, approximately $65.3 million in fiscal 2002 compared to fiscal 2001, and of approximately $24.0 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, were mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels in an effort to exit less profitable businesses.

        As described above in "Business—Emergence from Chapter 11," as part of the consummation of the Plan, Aetna and Magellan have renewed their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either extend the agreement at that time or to purchase the assets used in the operation of the Aetna contract.

        Both the Company, through its wholly owned subsidiary, Tennessee Behaviorial Health ("TBH"), and Premier, a joint venture in which the Company has a 50.0 percent interest, separately contract with the State of Tennessee to manage the behavioral healthcare benefits for the State's TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $248.9 million, $237.5 million and $157.3 million of consolidated net revenue in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $102.0 million, $134.9 million and $39.8 million for fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program will be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The new contract with respect to the East region will become effective July 1, 2004. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The East region contract has an initial term that runs through December 31, 2005, and includes a provision for extensions at the State's option through December 31, 2008.

        The Aetna and TennCare contracts may not be extended or successfully renegotiated or, if renewed or renegotiated, the terms of any new contracts may not be comparable to those of existing contracts.

        The Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $121.1 million, $181.9 million and $189.6 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively. The Company's contract with one of the counties was terminated as December 31, 2003. Revenue related to this particular county totaled approximately $19.6 million, $22.8 million and $24.0 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $5.1 million and $6.4 million for the three months ended December 31, 2001 and 2002, respectively.

        Changes in the Medical Managed Care Industry.    Substantially all of the Company's revenues in its Health Plan segment are derived from customers in the medical managed care industry including managed care companies, health insurers and other health plans. Certain changes in the business practices of this industry could negatively impact the Company. For example, if the managed care companies that the Company serves seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services, the Company could be adversely affected. See "Reliance on Customer Contracts" for a discussion of the potential impact of lost revenues associated with certain significant health plan customers of the Company

        In addition, the company has a significant number of contracts with Blue Cross and Blue Shield health plans and other regional health plans. Consolidation of the industry through acquisitions and mergers could impact this sector of the industry and could potentially result in the loss of contracts for the Company.

        Competition.    The Company's business is highly competitive. The Company competes with other managed behavioral healthcare organizations as well as with insurance companies, HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups and other managed care companies. Many of the Company's competitors, particularly certain insurance companies and HMOs, are significantly larger and have greater financial, marketing and other resources than the Company. The entrance or expansion of these larger companies in the managed behavioral healthcare industry could increase the competitive pressures the Company faces.

        Integration of Operations.    The Company is in the process of implementing initiatives aimed at reducing operating costs and improving operating efficiencies (see "Business—Business Strategy" above). These initiatives include consolidating service centers, creating more efficiency in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies. The Company believes that it can reduce administrative costs and improve customer service through these measures. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully implement these initiatives or realize the anticipated savings.

        In addition, the Company could experience disruptions in its computer systems or other operations during the implementation of these initiatives, which disruptions could adversely affect the Company's relationships with many of its contracted providers and customers, and its business and results of operations.

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

  •
  changes in estimates for contractual adjustments under commercial contracts;

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

        Dependence On Government Spending For Managed Healthcare. A significant portion of the Company's revenue is derived, directly or indirectly, from federal, state and local governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on its operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect. In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially with respect to state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control. See "Business—Industry" and "—Business Strategy".

        Possible Impact of Healthcare Reform.    The U.S. Congress is considering legislation which, among other things, would place limits on healthcare plans and methods of operations, limit employers' and healthcare plans' ability to define medical necessity and permit employers and healthcare plans to be sued in state courts for coverage determinations. It is uncertain whether the Company could recoup, through higher revenues or other measures, the increased costs of federally mandated benefits or other increased costs caused by such legislation or similar legislation. In addition, if any federal parity legislation is adopted and the difference in coverage limits for mental health coverage and medical health coverage is reduced or eliminated, any increase in revenue the Company derives following such legislation may not be sufficient to cover the increase in costs that would result from a greater utilization of mental healthcare services. The Company cannot predict the effect of this legislation, nor other legislation that may be adopted by Congress, and such legislation may have an adverse effect on the Company.

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

        Onex Corporation is a non-U.S. company and has the right to elect one or more directors of the Company. See "Significant Stockholder" above. Therefore, federal law considers the Company to be under the ownership, control or influence of a foreign entity. As a result, the Company must comply with additional requirements in order to obtain a federal facility security clearance issued by the Defense Security Service. Such security clearance is a requirement of one of the Company's contracts with an agency of the federal government and may be a requirement of any new contracts the Company attempts to enter into with agencies of the federal government.

        Risks Related To Realization of Goodwill and Intangible Assets.    The Company's total assets at December 31, 2003 reflects goodwill of approximately $450.2 million, representing approximately 34.8 percent of total assets. There can be no assurance that such goodwill will be realizable. The application of the fresh start reporting provisions of SOP 90-7, as discussed above (see "Cautionary Statements—Fresh Start Reporting"), require the Company to value its assets and liabilities at fair market value. In accordance with the fresh start reporting provisions of SOP 90-7, implemented as of December 31, 2003, the reorganization value of the Company was allocated to the Company's tangible and identified intangible assets. Under SOP 90-7, if any portion of the reorganization value of the Company cannot be attributable to specific assets, such amount should be reported as goodwill. As a result of the application of fresh start reporting, the Predecessor Company's balance of goodwill was written-off at December 31, 2003. See Note 2—"Fresh Start Reporting" to the audited consolidated financial statements set forth elsewhere herein for further discussion of adjustments recorded under fresh start reporting. Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company will test goodwill as of October 1 for impairment based upon fair values.

        At December 31, 2003, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $58.1 million. Intangible assets are amortized over their estimated remaining useful lives which range from approximately two to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. The Company may not ever realize the value of such assets.

        The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate that all or a portion of the carrying value of intangible assets and other long lived assets may no longer be recoverable, in which case a charge to earnings for impairment losses could become necessary. When events or changes in circumstances are present that indicate the carrying amount of long lived assets may not be recoverable, the Company assesses the recoverability of long lived assets other than goodwill by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition.

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

        Professional Liability and Other Insurance.    The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. Such insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from alleged intentional misconduct by the Company, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. The Company also has certain potential liabilities relating to the self-insurance program the Company maintained with respect to its provider business prior to the Crescent Transactions. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company. In addition, the Company obtains surety bonds from insurance companies to meet requirements under the laws and regulations of states in which the Company operates. As of March 17, 2004, the Company has approximately $11.8 million of surety bonds outstanding. The surety bond carriers have collateral in the form of letters of credit in the amount of $13.2 million. If the Company is unable to obtain adequate surety bonds or make alternative arrangements to satisfy the requirements for such bonds, it may no longer be able to operate in those states, which would have a material adverse effect on the Company.

        Class Action Suits and Other Legal Proceedings.    Certain managed healthcare companies, including the Company, have been targeted as defendants in national class action lawsuits regarding their business practices. The Company is also subject to certain lawsuits and legal proceedings in conducting its business. See Item 3—"Legal Proceedings" elsewhere herein. Such lawsuits may have a material adverse effect on the Company.

        Government Investigations.    From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company's respective managed care businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, implement changes to its operations, revise its filings with such agencies and/or seek additional licenses to conduct its business. See Item 3—"Legal Proceedings" elsewhere herein. The Company's inability to cooperate with these government investigations and inquiries and comply with the various requirements imposed on the Company as a result of these proceedings may have a material adverse effect on the Company's business. In addition, the healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

        Use of Prior Audit Reports Prepared by Arthur Andersen LLP.    Arthur Andersen LLP, the Predecessor Company's accounting firm that audited the Predecessor Company's financial statements for the fiscal year ended September 30, 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice charges in connection with the government's investigation of Enron Corp. Arthur Andersen ceased practicing before the Commission effective August 31, 2002. It is possible that events arising out of this conviction or the cessation of Arthur Andersen's practice may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to clients, including claims that may arise out of Arthur Andersen's audit of the Company's financial statements.

        In addition, should the Company seek to access the public capital markets, it would need to satisfy certain requirements of the Commission relating to the Company's audited financial statements for fiscal years which were audited by Arthur Andersen. The Commission's current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus for a public offering of securities of the Company, which would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen until the Company's audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of the Company's fiscal year 2005. The Commission has adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Arthur Andersen from having to comply with the provisions of its rules that would otherwise require issuers to present with such financial statements manually signed reissued accountants' reports and written consents issued by Arthur Andersen. Although the Company believes that it currently meets the requirements for such exemptions, if the Commission ceases accepting financial statements audited by Arthur Andersen pursuant to such exemptions, it is possible that the Company's financial statements for the year ended September 30, 2001 audited by Arthur Andersen might not satisfy the Commission's requirements. If this occurs, the Company would not be able to access the public capital markets unless Ernst & Young LLP, the Company's current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by circumstances of such nature could have a material adverse effect on the Company.

Employees of the Registrant

        At December 31, 2003, the Company had approximately 4,700 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

Available Information

        The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings available on the Company's Internet website at http://www.magellanhealth.com as soon as practicable after the Company has electronically filed such material with, or furnished it to, the SEC. The information on the Company's website is not part of or incorporated by reference in this report on Form 10-K.

Item 2. Properties

        The Company currently leases approximately 1.1 million square feet of office space comprising 62 offices in 28 states and Puerto Rico with terms expiring between April 2004 and January 2013. The Company's principal executive offices are located in Farmington, Connecticut, which lease expires in May 2005. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3. Legal Proceedings

        The management and administration of the delivery of managed behavioral healthcare services entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See also "Cautionary Statements—Claims for Professional Liability". Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

        The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the "Pre-petition Litigation") were enjoined as a consequence of the commencement of the Company's chapter 11 proceedings. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan. See "Business—Emergence from Chapter 11".

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Since January 6, 2004, shares of the Reorganized Company's Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock") have traded on the Nasdaq Stock Market under the symbol "MGLN". From January 6, 2004 through March 4, 2004, the high and low closing bid prices of the Reorganized Company's Ordinary Common Stock, as reported by the Nasdaq National Market, were $29.01 and $26.25, respectively. For further information regarding the Reorganized Company's Ordinary Common Stock, see Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Reorganized Company's Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol MGLNW since February 2, 2004.

        From October 9, 2002 to January 5, 2004, the Predecessor Company's previously authorized Class A common stock was listed for trading on the OTCBB under the ticker symbol "MGLHQ.OB". As of the Effective Date, trading of the Predecessor Company's pre-petition Class A common stock was halted on the OTCBB and the Company's Class A common stock was cancelled. Prior to October 9, 2002, the Class A Common Stock was traded on the New York Stock Exchange ("NYSE") under the ticker symbol "MGL" until such date, when it was de-listed from that market. The following table sets forth the high and low closing bid prices of the Predecessor Company's previously authorized Class A common stock as reported by the NYSE and the OTCBB from January 1, 2002 through December 31, 2003:

	Common Stock Sales Prices
Calendar Year
	High	Low
2002
First Quarter	6.75	5.20
Second Quarter	8.65	1.00
Third Quarter	1.75	0.26
Fourth Quarter	0.24	0.03
2003
First Quarter	0.19	0.03
Second Quarter	0.06	0.03
Third Quarter	0.20	0.05
Fourth Quarter	0.11	0.06

        On the Effective Date, all interests in the Reorganized Company's pre-petition Common Stock and Preferred Stock were cancelled and three new classes of capital stock were authorized. Specifically, 100 million shares of Ordinary Common Stock and 40 million shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share ("Multi-Vote Common Stock") were authorized, as were 10 million shares of Preferred Stock, $0.01 par value per share, that are issuable at the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). No shares of Preferred Stock were issued or are to be issued under the Plan. Shares of the Multi-Vote Common Stock may only be issued to, and held by, Onex Corporation, a Canadian corporation, or (as determined in accordance with Magellan's amended and restated certificate of incorporation) an affiliate thereof (collectively, "Onex"). Onex, in connection with the Plan, invested in the equity of Magellan, which equity is to be in the form of shares of Multi-Vote Common Stock. Upon transfer of any shares of Multi-Vote Common Stock to any party other than Onex, the shares of Multi-Vote Common Stock will automatically convert on a share-for-share basis into shares of the Ordinary Common Stock. In addition, any shares of Ordinary Common Stock that Onex may come to own at any time when the Multi-Vote Common Stock is outstanding will automatically convert into shares of Multi-Vote Common Stock.

        As of March 4, 2004, the approximate number of stockholders of record of the Ordinary Common Stock and the Multi-Vote Common Stock was 263 and 1, respectively. The stockholders of record data for the Ordinary Common Stock does not reflect stockholders whose stock was held on that date by the Depository Trust Company or other intermediaries. The Company's Multi-Vote Common Stock is held 100.0 percent by Onex, but upon sale of any such shares by Onex to any non-affiliate, such sold shares automatically convert to and become Ordinary Common Stock.

Dividends

        The Company did not declare any cash dividends on its pre-petition Class A common stock during either the fiscal years ended September 30, 2002 or December 31, 2003 nor during the three months ended December 31, 2002. The Company has not declared any cash dividends on the Ordinary Common Stock. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the Credit Agreement, except in very limited circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements".

Securities Authorized for Issuance Under Equity Compensation Plans

        As of December 31, 2003, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of Company common stock or awarded shares of common stock and, in addition, the Company maintained its 2000 Employee Stock Purchase Plan, all of which had previously been approved by the Company's stockholders. No options or shares were granted or issued under any of these plans in the year ended December 31, 2003. All options related to the previously authorized common stock of the Company remaining outstanding under these plans were cancelled on the Effective Date and no consideration was issued in exchange therefor. Any shares of the previously authorized common stock issued under these plans (including shares issued under the 2003 Employee Stock Purchase Plan) that were outstanding on the Effective Date were converted into shares of Ordinary Common Stock and Warrants in accordance with the provisions of the Plan. Each of these plans was cancelled as of the Effective Date (except to the extent that provisions of the plans might continue to apply to shares of Ordinary Common Stock or warrants issued under the Plan in respect of shares of the previously common stock issued under such plans and remaining outstanding immediately before the Effective Date). Accordingly, securities may no longer be issued by the Company under any of these plans.

        The Plan provided for the creation of a Management Incentive Plan, under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company's management and other employees. The Plan also provided for employment agreements with certain senior executives of the Company which in turn provide for issuances of shares of the Company's Ordinary Common Stock or options to acquire such shares in certain circumstances. The Management Incentive Plan and these agreements became effective on the Effective Date. Information regarding securities issued and which may be issued under these plans and agreements is contained in Note 1—"General" and in Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein.

Item 6. Selected Financial Data

        In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. The following table sets forth selected historical consolidated financial information of the Company as of and for each of the four fiscal years ended September 30, 1999, 2000, 2001 and 2002, as of and for the fiscal year ended December 31, 2003, and as of and for the three-month transition period ended December 31, 2002. The table also presents unaudited comparable data as of and for the three months ended December 31, 2001.

        As a result of the Company's financial restructuring under chapter 11 of the U.S. Bankruptcy Code commenced in March 2003 and consummated on the Effective Date and the Company's implementation of fresh start reporting effective December 31, 2003, the selected financial data as of and for the year ended December 31, 2003 are not comparable to the prior periods presented. Selected financial data as of and for the fiscal year ended December 31, 2003 includes the following significant unusual items:

  •
  Net reorganization benefit related to continuing operations of approximately $438.2 million, incurred in connection with the Company's financial restructuring. The reorganization benefit is primarily comprised of a net fresh start reorganization gain of approximately $479.7 million as a result of the application of fresh start reporting, a net benefit of approximately $7.5 million from lease rejections and court approved claim reductions, and interest income of approximately $1.1 million, which benefits were partially offset by expenses which include the write-off of deferred financing costs of approximately $18.5 million related to the Old Senior Notes and Old Subordinated Notes and approximately $31.6 million of professional fees incurred in conjunction with the financial restructuring activities and chapter 11 proceedings. The Company also recorded a net reorganization benefit related to discontinued operations of $20.3 million, net of a $0.8 million tax benefit. See Note 3—"Summary of Significant Accounting Policies" to the Company's audited consolidated financial statements set forth elsewhere herein for a reconciliation of the reorganization expenses recorded in fiscal 2003.

  •
  Pursuant to FIN 46, the Reorganized Company's balance sheet as of December 31, 2003 includes the assets and liabilities of the Premier joint venture, a variable interest entity ("VIE") for which the Company is the primary beneficiary. See Note 3—"Summary of Significant Accounting Policies—Recent Accounting Pronouncements" to the audited consolidated financial statements set forth elsewhere herein for discussion of FIN 46. The Reorganized Company early adopted FIN 46 on December 31, 2003, as early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. The joint venture was accounted for under the equity method of accounting by the Predecessor Company through December 31, 2003. As such, the assets and liabilities of Premier are not included in the Predecessor Company's balance sheet accounts as of the end of any of the previous periods presented.

        See Note 2—"Fresh Start Reporting" to the audited consolidated financial statements elsewhere herein for discussion of fresh start adjustments recorded by the Company.

        Net loss for fiscal 2002 includes the effect of the adoption of SFAS 142. Adoption of SFAS 142 resulted in the Company recognizing an impairment loss of $207.8 million before taxes ($191.6 million after taxes), in the first quarter of fiscal 2002, recorded as a cumulative effect of a change in accounting principle, separate from operating results. Adoption of SFAS 142 also resulted in goodwill impairment charges of $415.9 million and $28.8 million in fiscal 2002 and fiscal 2003, respectively. In accordance with SFAS 142, the Company did not record goodwill amortization, which would have amounted to approximately $31.1 million and $31.8 million in fiscal 2002 and 2003, respectively, and $7.9 million (unaudited) and $7.8 million during the three months ended December 31, 2001 and 2002, respectively, had SFAS 142 not been adopted. See Note 3—"Summary of Significant Accounting Policies—Goodwill" to the audited consolidated financial statements set forth elsewhere herein for further discussion of the impact to the Company of the adoption of SFAS 142 in fiscal 2002. In addition, the Company's capital restructuring activities and financial condition resulted in uncertainty as of September 30, 2002 as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. See Note 10—"Income Taxes" to the audited consolidated financial statements set forth elsewhere herein.

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

        Selected consolidated financial information for the years ended September 30, 2001 and 2002 and December 31, 2003, and for the three months ended December 31, 2002, and as of December 31, 2002 and 2003 presented below, have been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the fiscal years ended September 30, 1999 and 2000 and as of September 30, 1999, 2000, 2001 and 2002 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial information as of and for the three months ended December 31, 2001 is unaudited. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

	Predecessor Company
						Three Months Ended December 31,
	Fiscal Year Ended September 30,
					Fiscal Year Ended December 31, 2003
	1999	2000	2001	2002		2001 (1)	2002
Statement of Operations Data:
Net revenue	$1,465,918	$1,640,933	$1,755,512	$1,753,058	$1,510,746	$444,842	$445,890
Salaries, cost of care and other operating expenses	1,282,064	1,442,082	1,557,042	1,585,314	1,324,886	395,093	391,433
Equity in earnings of unconsolidated subsidiaries	(20,442)	(9,792)	(36,566)	(13,006)	(6,202)	(3,177)	(2,138)
Depreciation and amortization	62,408	68,261	68,294	47,558	48,047	11,190	14,380
Interest expense (Contractual interest of $106,328 in fiscal 2003)	104,156	106,711	110,423	97,596	61,016	23,719	25,333
Interest income	(10,404)	(9,425)	(10,121)	(5,365)	(2,873)	(1,310)	(1,010)
Reorganization benefit, net	—	—	—	—	(438,217)	—	—
Goodwill impairment charges	—	—	—	415,880	28,780	—	—
Managed care integration costs	6,238	—	—	—	—	—	—
Special charges	4,441	25,398	3,340	15,729	9,528	4,485	3,907
Income (loss) from continuing operations before income taxes and minority interest	37,457	17,698	63,100	(390,648)	485,781	14,842	13,985
Income tax provision (benefit)	21,674	8,994	33,732	151,609	33,813	6,086	3,129
Income (loss) from continuing operations before minority interest	15,783	8,704	29,368	(542,257)	451,968	8,756	10,856
Minority interest	630	114	78	47	253	16	27
Income (loss) from continuing operations	15,153	8,590	29,290	(542,304)	451,715	8,740	10,829
Income (loss) from discontinued operations (2)	36,958	(56,736)	4,624	4,894	(25,028)	158	803
Income (loss) on disposal of discontinued operations (2)	(47,423)	(17,662)	(9,359)	(92)	4,756	820	97
Reorganization benefit, net (2) (See Note 3)	—	—	—	—	20,327	—	—
Income (loss) before cumulative effect of change in accounting principle	4,688	(65,808)	24,555	(537,502)	451,770	9,718	11,729
Cumulative effect of change in accounting principle (2)	—	—	—	(191,561)	—	(191,561)	—
Net income (loss)	4,688	(65,808)	24,555	(729,063)	451,770	(181,843)	11,729
Preferred dividends (Contractual dividends of $4,788 in fiscal 2003)	—	3,401	4,527	4,657	883	1,075	1,243
Amortization of redeemable preferred stock issuance costs, and other	—	401	522	540	172	143	136
Preferred stock reorganization items, net (2)	—	—	—	—	2,668	—	—
Income (loss) available to common stockholders	$4,688	$(69,610)	$19,506	$(734,260)	$448,047	$(183,061)	$10,350
Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations before extraordinary items	$0.48	$0.15	$0.72	$(15.71)	$12.69	$0.22	$0.27
Income (loss) from discontinued operations	(0.33)	(2.32)	(0.14)	0.14	—	0.03	0.02
Cumulative effect of change in accounting principle	—	—	—	(5.50)	—	(5.53)	—
Net income (loss)	$0.15	$(2.17)	$0.58	$(21.07)	$12.69	$(5.28)	$.029
Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations before extraordinary items	$0.48	$0.15	$0.69	$(15.71)	$10.86	$0.21	$0.26
Income (loss) from discontinued operations	(0.33)	(2.30)	(0.13)	0.14	—	0.02	0.02
Cumulative effect of change in accounting principle	—	—	—	(5.50)	—	(4.55)	—
Net income (loss)	$0.15	$(2.15)	$0.56	$(21.07)	$10.86	$(4.32)	$0.28
	Predecessor Company				Reorganized Company	Predecessor Company
	September 30,					December 31,
					December 31, 2003
	1999	2000	2001	2002		2001 (1)	2002
Balance Sheet Data:
Current assets	$374,927	$325,532	$274,011	$283,730	$630,223	$293,276	$286,131
Current liabilities	474,268	475,758	430,285	1,494,412	523,531	425,182	1,477,999
Property and equipment, net	120,667	112,612	94,322	86,773	122,082	90,369	85,659
Total assets	1,881,615	1,809,666	1,666,705	1,004,080	1,292,017	1,667,730	998,917
Total debt and capital lease obligations	1,144,308	1,098,047	1,006,356	1,049,354	493,699	1,005,369	1,048,158
Stockholders' equity (deficit)	$196,696	$128,464	$162,188	$(570,672)	$387,911	$170,729	$(560,322)

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

Business Overview

        Magellan, directly and through its subsidiaries (collectively, the "Company") coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. See "Business—Provider Network" for further discussion of the Company's managed behavioral healthcare network. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs ("EAPs") and (iv) products which combine features of some or all of the Company's risk-based, ASO or EAP products. At December 31, 2003, the Company managed the behavioral healthcare benefits of approximately 58.6 million individuals.

        Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions ("Health Plan Solutions"); (ii) Magellan Employer Solutions ("Employer Solutions"); (iii) Magellan Public Sector Solutions ("Public Sector Solutions") and (iv) Corporate and Other.

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. During the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, the Company derived approximately $315.6 million, $250.3 million and $193.6 million, respectively, of consolidated net revenue from its contracts with Aetna, Inc. ("Aetna"). The Company recognized net revenues from Aetna of $78.8 million and $54.8 million during the three months ended December 31, 2001 and 2002, respectively. The declines in Aetna revenue of approximately $56.7 million in fiscal 2003 compared to fiscal 2002, approximately $65.3 million in fiscal 2002 compared to fiscal 2001, and of approximately $24.0 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, were mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels in an effort to exit less profitable businesses.

        As described in "Business—Emergence from Chapter 11," as part of the consummation of the Plan, Aetna and Magellan have renewed their contract, under which the Company will continue to manage the behavioral health care of Aetna's members through December 31, 2005, with an option for Aetna to either extend the agreement at that time or to purchase the assets used in the operation of the Aetna contract.

        The Company manages the mental health and substance abuse services for certain of the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS), under a subcontract with a health plan that contracts with TRICARE. The Company recognized net revenues from this subcontract of $61.5 million, $48.0 million, and $47.3 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $12.7 million and $14.0 million during the three months ended December 31, 2001 and 2002, respectively. This subcontract expires on September 30, 2004 and will not be renewed. The Company previously had a second subcontract with another health plan that contracted with TRICARE. This second subcontract expired on April 30, 2003. The Company recognized net revenues from the second TRICARE subcontract of $39.3 million, $31.2 million and $9.9 million for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $8.3 million and $8.9 million during the three months ended December 31, 2001 and 2002, respectively.

        The Company receives fixed fees under its TRICARE subcontract, which are subject to certain bid-price adjustments (BPAs). The BPAs are calculated in accordance with contractual provisions and actual healthcare utilization from the data collection period, as defined. The BPAs are recorded when measurable, based upon information available from both the TRICARE program and the Company's information systems.

        Employer Solutions.    The Company's Employer Solutions segment (formerly "Workplace") generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products.

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract held by the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and through a contract held by Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a 50.0 percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. Through fiscal 2003, the Predecessor Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Reorganized Company early adopted the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46"), under which the Reorganized Company has consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Reorganized Company will consolidate the results of operations of Premier, including revenue and cost of care of the joint venture, in its consolidated statement of operations. See further discussion of FIN 46 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements".

        The Company's direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $248.9 million, $237.5 million and $157.3 million of consolidated net revenue in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $60.0 million (unaudited) and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $102.0 million, $134.9 million and $39.8 million for fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $33.6 million (unaudited) and $34.6 million for the three months ended December 31, 2001 and 2002, respectively. The decline in revenue associated with the TennCare program was primarily the result of the reduction in revenue associated with services no longer performed on behalf of Premier due to a program change, which reduction was partially offset by increases in rates.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program will be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The new contract with respect to the East region will become effective July 1, 2004. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The East region contract has an initial term that runs through December 31, 2005, and includes a provision for extensions at the State's option through December 31, 2008.

        The Company's Public Sector Solutions segment derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $121.1 million, $181.9 million and $189.6 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively. The Company's contract with one of the counties was terminated as December 31, 2003. Revenue related to this particular county totaled approximately $19.6 million, $22.8 million and $24.0 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $5.1 million and $6.4 million for the three months ended December 31, 2001 and 2002, respectively.

        Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions and Employer Solutions segments due to the nature of populations, benefits provided and other matters. See "Cautionary Statements—Dependence on Government Spending for Managed Healthcare", "—Possible Impact of Healthcare Reform" and "—Regulation".

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

Fiscal Year Change

        In May 2003, the Company's board of directors approved a change in the Company's fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. On August 12, 2003, the Company filed with the Securities and Exchange Commission ("SEC") a Transition Report on Form 10-K for the three-month period ended December 31, 2002. Throughout this Report on Form 10-K, references to the Company's historical financial information for fiscal years prior to December 31, 2002 will refer to the Company's former fiscal year end of September 30. For example, fiscal years 2001 and 2002 correspond to the twelve-month periods ending September 30, 2001 and 2002, respectively. References to fiscal 2003 relate to the Company's fiscal year ending December 31, 2003.

Emergence from Chapter 11

        On January 5, 2004 (the "Effective Date"), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the "Plan"), under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003.

        The following is a summary of the transactions which became effective on the Effective Date pursuant to or in connection with the consummation of the Plan. The distributions to which the Company's former creditors and shareholders became entitled under the Plan were made by the Company on the Effective Date or were disbursed in accordance with the Plan soon thereafter, except for certain immaterial distributions that were subsequently made or will be made in the future as provided for by the Plan upon certain conditions being satisfied. This summary only highlights certain of the substantive provisions of the Plan and the documents implementing the Plan and is qualified in its entirety by reference to (i) the full text of the Plan, a copy of which was filed as Exhibit 2(a) to Magellan's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2003, as first supplemented by the modification filed as Exhibit 99.2 to Magellan's Current Report on Form 8-K filed with the SEC on September 30, 2003 and further supplemented by the modification filed as Exhibit 2.3 to Magellan's Current Report on Form 8-K filed with the SEC on October 9, 2003 and as to be implemented pursuant to the confirmation order, a copy of which was filed as Exhibit 2.4 to Magellan's Current Report on Form 8-K filed with the SEC on October 9, 2003, and (ii) the implementing documents, which are referred to below in this summary, filed as Exhibits 2.2 – 2.15 to Magellan's Current Report on Form 8-K filed with the SEC on January 6, 2004, and as amended in certain instances by Magellan's Current Reports on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2004.

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, the Company's secured bank loans, as existing before the Effective Date, were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) and the then existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, as further described below, all as of the Effective Date.

        On the Effective Date, the Company entered into a credit agreement with Deutsche Bank, as lender and administrative agent, and other lenders providing for a $100.0 million term loan, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility (collectively, the "Credit Agreement"). The interest rate on term loan and revolving credit borrowings will fluctuate and will be at a rate equal to the higher of (i) the prime rate established by Deutsche Bank or (ii) one-half of one percent in excess of the overnight "federal funds" rate, as from time to time in effect, plus in either case two and one-half percent per year, subject to the Company's election to have interest calculated based on the "Eurodollar rate" offered by Deutsche Bank plus three and one-half percent per year. The interest rate on letter of credit-related borrowings will be fixed at 3.5 percent. However, in each case the interest rate could be reduced upon achievement of certain conditions. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the term loan are also required. The Credit Agreement is guaranteed by substantially all of the subsidiaries of Magellan and is secured by substantially all of the assets of Magellan and the subsidiary guarantors. The proceeds of the term loan, together with other existing funds, were used on the Effective Date to repay in full in accordance with the Plan the Company's senior secured bank indebtedness under its previous credit agreement (the "Old Credit Agreement") of approximately $161 million, to make other cash payments contemplated by the Plan, to pay fees and expenses related to the chapter 11 cases, and for general working capital purposes. In addition, the letter of credit facility has been utilized to back letters of credit outstanding on the Effective Date and to provide additional letters of credit when needed for the Company's business. For a further discussion of the Credit Agreement, see Note 7—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein.

        As of the Effective Date, in satisfaction of the $250 million of principal owed on the 9.375% senior notes due 2007 (the "Old Senior Notes") and all accrued and unpaid interest thereon, the Company issued to the holders of such notes approximately $233.5 million in original principal amount of Series A notes of a new issue of senior notes due November 15, 2008 (the "Series A Notes", together with the Series B Notes (see below), the "Senior Notes") and made a cash payment of approximately $46.1 million. The terms of the Senior Notes are substantially similar to those of the Old Senior Notes, except that they mature on November 15, 2008. For a further discussion of the Senior Notes, see Note 7—"Long-Term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein.

        Under the Plan, holders of the Company's previous 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the "Old Subordinated Notes") and holders of general unsecured creditor claims (other than claims on the Old Senior Notes and Old Subordinated Notes) ("Other GUCs") were to receive in the aggregate approximately 97 percent of the Ordinary Common Stock (or approximately 22.3 million shares) of the reorganized Company (before giving effect to the Cash-Out Elections discussed below). The actual number of shares allocated between these two classes of creditors, as well as the number of shares allocated to each individual creditor in such creditor classes, is dependent upon the final, total aggregate value of claims for the two creditor classes, as discussed further below.

        As of the Effective Date, the Company estimated that the holders of the Old Subordinated Notes would receive in satisfaction of their claims (including all accrued and unpaid interest), approximately 20.5 million shares of Ordinary Common Stock of Magellan (before giving effect to the Cash-Out Elections discussed below). Accordingly, the Company distributed, as of the Effective Date, approximately 32.83 shares per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof were issued or paid). The share distribution amount is subject to adjustments as set forth below.

        As of the Effective Date, the Company estimated that total claims of Other GUCs, would be approximately $78 million (including unresolved disputed claims). Under the Plan, and based upon this total estimated claim value, such creditor class was estimated to receive in satisfaction of their claims (including any unpaid interest accrued thereon) the following consideration for each $1,000 of claim value: (i) $50.34 in cash, (ii) $254.99 of Series B of the Senior Notes ("Series B Notes"), and (iii) 22.41 shares of Ordinary Common Stock (although no fractional shares or cash in lieu thereof were or will be issued or paid), for an aggregate of 1.8 million shares (before giving effect to the Cash-Out Elections discussed below). As of March 4, 2004, the Company has issued approximately $5.1 million of Series B Notes for the settled claims of Other GUCs. The Series B Notes portions of certain other claims of Other GUCs were settled for cash, based upon claim settlement terms between the Company and such individual general unsecured creditors. The Ordinary Common Stock share distribution amount is subject to adjustment as set forth below.

        The Company currently estimates that the total claim value for Other GUCs will ultimately be resolved for approximately $55.0 million, of which $50.5 million has been settled as of March 4, 2004. If the claims of Other GUCs are ultimately resolved for the Company's current estimate of $55.0 million, the Other GUCs would receive additional consideration of approximately 0.53 shares of Ordinary Common Stock per $1,000 of claim value (although no fractional shares or cash in lieu thereof will be issued or paid) and the holders of claims on the Old Subordinated Notes would receive an additional 0.77 shares of Ordinary Common Stock per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof will be issued or paid).

        Also on the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, three new classes of capital stock were authorized and Magellan's certificate of incorporation and bylaws were amended and restated. Specifically, 100 million shares of Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock"), and 40 million shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share ("Multi-Vote Common Stock") were authorized, as were 10 million shares of Preferred Stock, $0.01 par value per share, that are issuable at the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). No shares of Preferred Stock were issued or are to be issued under the Plan. Shares of the Multi-Vote Common Stock may only be issued to, and held by, Onex Corporation, a Canadian corporation, or an affiliate thereof (collectively, "Onex"). As described below, Onex, in connection with the Plan, invested in the equity of Magellan in the form of shares of Multi-Vote Common Stock. Upon transfer of any shares of Multi-Vote Common Stock to any party other than Onex, the shares of Multi-Vote Common Stock will automatically convert on a share-for-share basis into shares of Ordinary Common Stock. In addition, any shares of Ordinary Common Stock that Onex may come to own at any time when the Multi-Vote Common Stock is outstanding will automatically convert into shares of Multi-Vote Common Stock.

        In general, the Multi-Vote Common Stock and Ordinary Common Stock have the same powers, privileges and rights, and each share represents an equivalent interest in Magellan's equity, except that the shares of Multi-Vote Common Stock will have the number of votes per share from time to time sufficient so that all the outstanding shares of Multi-Vote Common Stock will have an equal number of votes as all the outstanding shares of Ordinary Common Stock (i.e., the Multi-Vote Common Stock will be entitled to exercise 50 percent of the voting power of all the common stock of Magellan). The Multi-Vote Common Stock and Ordinary Common Stock also differ in that each class has different voting rights in the election of directors and certain other voting rights and other special rights and privileges. The Multi-Vote Common Stock will cease to have any special voting rights or any other special rights or powers in the event the outstanding shares of Multi-Vote Common Stock cease to represent at least 15.33 percent of the total number of shares of common stock (both Ordinary Common Stock and Multi-Vote Common Stock) issued on the Effective Date (approximately 35.1 million shares) or at least 10 percent of the total number of shares of common stock outstanding at any time the (the "Minimum Hold Condition"). For further information regarding the voting rights of the Ordinary Common Stock and the Multi-Vote Common Stock, see Item 10—"Directors and Executive Officers of the Registrant—Director Election and Terms of Office".

        As part of the Plan, Magellan offered to holders of its Old Subordinated Notes, its general unsecured creditors and one holder of an administrative claim the opportunity to purchase, on the effective date of the Plan, shares of common stock equivalent to 6,052,632 shares of Ordinary Common Stock for a total purchase price of $75 million ($12.39 per share). The Company also received as part of the Plan a commitment from Onex to purchase on the same terms any shares not purchased in the

Equity Offering by the creditors to whom such shares were offered. Pursuant to the equity offering included in the Plan, creditors purchased 5,111,019 shares and Onex purchased 941,613 shares.

        Onex also purchased, pursuant to an additional commitment under the Plan, 6,052,632 shares of common stock for a total purchase price of $75 million (the "Onex Investment"), or $12.39 per share. In addition, Onex committed, under the Plan, to fund an offer made by Magellan pursuant to the Plan to holders of its Old Subordinated Notes and to the Company's other general unsecured creditors permitting them to elect to receive $9.78 in cash per share in lieu of the shares of Ordinary Common Stock they would otherwise receive under the Plan (the "Cash-Out Election"). Onex committed to fund the Cash-Out Election by purchasing that amount of shares of Multi-Vote Common Stock at $9.78 per share equal to the amount of shares of Ordinary Common Stock cashed out pursuant to the Cash-Out Election. As of the Effective Date, Onex purchased 1,421,335 shares pursuant to this commitment. Also pursuant to this commitment, Onex committed to purchase, subsequent to the Effective Date, up to an additional 137,120 shares pursuant to this commitment as a result of the settlement of claims that had elected the Cash-Out Election but were disputed and unresolved at the Effective Date. Onex has purchased and will purchase 8,552,700 shares in the aggregate (in the Equity Offering, pursuant to the Onex Investment and to fund the Cash-Out Election), all of which are shares of Multi-Vote Common Stock. These shares represented approximately 24.2 percent of the shares of common stock outstanding on the Effective Date and 21.2 percent of the common stock on a fully diluted basis as of the Effective Date. As stated above, the allocation of stock among creditors will change based on the value of all claims as ultimately resolved. If all claims are ultimately resolved for the amount of the Company's current estimate, 36,592 additional shares would be allocated to claims that had elected the Cash-Out Election, which would result in Onex acquiring an additional 36,592 shares at $9.78 per share (for a total of 8,589,282 shares).

        The previously outstanding Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date and the holders thereof were issued 456,660 shares of Ordinary Common Stock, representing approximately 1.3 percent of the common stock of Magellan as of the Effective Date on a fully diluted basis (giving effect to all shares outstanding or subject to options or warrants outstanding as of the Effective Date), as well as warrants to purchase until January 5, 2011 for $30.46 per share, 456,660 shares of Ordinary Common Stock. The previously outstanding common stock of Magellan also was cancelled on the Effective Date and the holders thereof received 114,165 shares of Ordinary Common Stock, representing approximately 0.3 percent of the common stock of Magellan on the Effective Date on a fully diluted basis (calculated on the same basis as described above), as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share, 114,165 shares of Ordinary Common Stock, which equals approximately one share of Ordinary Common Stock and a warrant to purchase one share of Ordinary Common Stock for every 310 shares of the previously outstanding common stock. For further information regarding the warrants issued under the Plan, see Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein. Pursuant to the Plan, on the Effective Date all previously outstanding options and warrants to purchase common stock of Magellan were cancelled.

        As part of the consummation of the Plan, an agreement became effective between Aetna, Inc. ("Aetna") and the Company to renew their behavioral health services contract. Under the renewed agreement, the Company will continue to manage the behavioral health care of members of Aetna's healthcare programs through December 31, 2005, with an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the "Aetna Note") for the balance of $48.9 million, which will mature on December 31, 2005. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note. In addition, pursuant to the Plan, the Company issued to Aetna a warrant to purchase 230,000 shares of Ordinary Common Stock from January 1, 2006 to January 5, 2009 at a purchase price of $10.48 per share. For further information regarding the Company's agreement with Aetna, the Aetna Note and the warrant issued to Aetna under the Plan, see Note 7—"Long-Term Debt and Capital Lease Obligations" and Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein.

        On the Effective Date, Magellan's Board of Directors was reconstituted to consist of nine members, as specified in accordance with the Plan. Information on the members of the Magellan Board of Directors is disclosed in Part III herein.

        The Company's senior executive officers before the Effective Date (Steven J. Shulman, Dr. Rene Lerer and Mark S. Demilio) entered into employment agreements with Magellan as of the Effective Date in a form provided by the Plan and providing for them to continue in their current positions. In general, the Company's other senior officers continued in Magellan's employ in substantially the same positions after the Effective Date and entered into employment agreements with Magellan in a form provided by the Plan. A Management Incentive Plan became effective on the Effective Date in accordance with the Plan, under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company's management and other employees. The Company's employment agreements with its senior executive officers provided for the purchase by Mr. Shulman of certain shares of Ordinary Common Stock and for the grant to each such officer pursuant to the Management Incentive Plan of certain restricted shares of Ordinary Common Stock, all as of the Effective Date, and for certain cash payments to such officers related to the income taxes incurred by them in connection with such transactions. Options for a total of 4.3 million shares of Ordinary Common Stock were issued under the Management Incentive Plan in January and February 2004. Information on the Company's executive officers, their compensation and the Management Incentive Plan, as well as information regarding such grants under the employment agreements and Management Incentive Plan, is disclosed in Part III herein. See Note 8—"Stockholders' Equity" to the audited consolidated financial statements set forth elsewhere herein for a discussion of charges to be recorded by the Company related to stock grants, stock options and cash payments pursuant to the employment agreements and stock options under the Management Incentive Plan. Such charges, which total $58.4 million, will be recorded in future periods corresponding to the vesting or life of the options.

        Before the Effective Date, the common stock of the Company was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On the Effective Date, the Ordinary Common Stock of Magellan, as issued in accordance with the Plan, was deemed registered under Section 12(g) of the Exchange Act as a successor issue, and Magellan as reorganized was deemed a successor issuer, in relation to the previously registered common stock in accordance with SEC Rule 12g-3(a). In addition, the warrants issued to former common and preferred stockholders as referred to above became registered under Section 12(g) of the Exchange Act pursuant to a registration statement on Form 8-A. The Ordinary Common Stock of the Company, including shares that may be issued upon conversion of shares of Multi-Vote Common Stock and upon exercise of the warrants and options referred to above, became listed on the Nasdaq Stock Market under the ticker symbol "MGLN" on January 6, 2004. On the Effective Date, in accordance with the Plan, Magellan also entered into a Registration Rights Agreement with Onex and Aetna, providing them rights with respect to the registration of their shares for public sale under the Securities Act of 1933, as amended, in certain circumstances.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the following to be its critical accounting policies and estimates:

        Fresh Start Reporting.    In connection with the consummation of the Plan, the Company adopted the "fresh start reporting" provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company will make in connection with the implementation of the Plan. The Company is required to apply the fresh-start provisions of SOP 90-7 to its financial statements, because it has concluded that (a) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and (b) the holders of existing voting shares of the Company immediately before confirmation (i.e., the holders of shares of Magellan's pre-petition common stock that were issued and outstanding prior to the commencement of the chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. SOP 90-7 sets forth the principles regarding the date at which a company that has emerged from a chapter 11 proceeding should apply fresh start reporting to account for the effects of the plan of reorganization. Under SOP 90-7, application of fresh start reporting is permitted as early as the date on which the plan of reorganization is confirmed by the bankruptcy court, but SOP 90-7 further provides that fresh start reporting should not be applied until all material conditions are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the "Material Conditions Date"). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the audited consolidated financial statements as of and for the year ended December 31, 2003 included elsewhere herein. See Note 2—"Fresh Start Reporting" to the audited consolidated financial statements set forth elsewhere herein for adjustments recorded by the Company pursuant to the application of SOP 90-7.

        Upon adoption of fresh start reporting as of December 31, 2003, the Company created, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test under SFAS No. 142. The Reorganized Company will perform its annual impairment test on October 1, as opposed to September 1.

        As a result of the application of the fresh start reporting provision of SOP 90-7, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheet as of December 31, 2003. Therefore, all balance sheet data as of December 31, 2003 have been disclosed herein as balances of the Reorganized Company, and all balance sheet data prior to December 31, 2003 have been disclosed as balances of the Predecessor Company. Statement of operations and statement of cash flows data for all periods presented herein represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to income statement or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to income statement or cash flow items; and

(ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003 approximated $1,540.7 million, $1,537.9 million and $1,292.5 million, respectively. Managed care risk revenues for the three months ended December 31, 2001 and 2002 were approximately $390.3 million (unaudited) and $388.7 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $22.7 million, $13.0 million and $7.7 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. For the three months ended December 31, 2001 and 2002, the Company recognized performance-based revenue of approximately $3.4 million (unaudited) and $1.0 million, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, under a subcontract with a health plan that contracts with TRICARE. See discussion of this subcontract in "Health Plan Solutions" above. The Company receives fixed fees under its TRICARE subcontract, which are subject to certain BPAs. The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, for reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $3.6 million and $2.5 million as of December 31, 2002 and 2003, respectively, based upon the Company's interim calculations of the estimated BPAs. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Prior to fiscal 2001, the Company and its contractors under its TRICARE contracts filed joint appeals regarding incorrect data provided and contractual issues related to the initial bidding process. These contingent claims were settled in fiscal 2001, resulting in the Company recording approximately $30.3 million in additional revenues in fiscal 2001.

        Cost of Care and Medical Claims Payable.    Cost of care, recorded as a component of operating expenses, is recognized in the period in which members receive behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable in the Company's audited consolidated financial statements represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare business. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of December 31, 2003, the Company believes that its medical claims payable balance of $177.1 million is adequate in order to satisfy ultimate claim liabilities incurred through December 31, 2003. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term.

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of" ("SFAS 121"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

        Goodwill.    Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized over its estimated useful life. Instead, goodwill is tested for impairment based upon fair values at least on an annual basis. In accordance with SFAS 142, the book value of goodwill is assigned to the Company's reporting units. See Note 3—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

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

        The Company notes that for federal income tax purposes, the cancellation of indebtedness event takes place on the date of the Company's emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurs at or immediately after December 31, 2004 (the taxable year of discharge), and generally after determining the income tax liability for 2004. The Company plans to change its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003. For financial reporting purposes, the emergence from bankruptcy is deemed to occur in 2003; however, since the Company did not emerge from bankruptcy until January 5, 2004, for federal income tax purposes, the emergence from bankruptcy is a 2004 event.

        After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, as of December 31, 2003, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $507.3 million available to reduce future federal taxable income. These estimated NOL carryforwards expire in 2006 through 2019.

        Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. As discussed in "Business—Emergence from Bankruptcy", the

Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities have created uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. In addition, the Company's utilization of NOL carryforwards will be subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which may affect the timing of the use of, or ultimate realization of, NOL carryforwards. Accordingly, as of December 31, 2003 and 2002, the Company has a total valuation allowance covering all of the Company's net deferred tax assets.

        The Company recognized current tax expense attributable to estimated, current taxable income for the three months ended December 31, 2002 and for the year ended December 31, 2003. This expense was recorded due to the estimated utilization of NOL carryforwards generated prior to a previous bankruptcy filing in 1992 and prior to the occurrence of certain other events that may cause limitation on its NOL carryforwards. The Company's current tax expense in fiscal 2003 also includes changes in estimates regarding the Company's utilization of the above-referenced NOL carryforwards due to amendments of prior year tax returns.

Results of Operations

        The Company's significant accounting policies are discussed in Note 3—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest ("Segment Profit"). See Note 16—"Business Segment Information" to the Company's audited consolidated financial statements set forth elsewhere herein. The Company's behavioral customer segments are defined below. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is reported internally. In fiscal 2003, the internal reporting of certain of these contracts was transferred between segments. Accordingly, the Company has reclassified the membership and financial results of such contracts for all periods into the corresponding segments consistent with its internal reporting. This restatement did not affect consolidated membership or financial results for any period presented. In fiscal 2003, management also changed the name of its "Workplace" segment to the "Employer Solutions" segment. All periods presented were adjusted to conform with the fiscal 2003 restatement. For comparative purposes, the Company has presented results of operations below for the twelve-month period ended December 31, 2002, which information is unaudited.

        The table below summarizes, for the periods indicated, operating results and other financial information, by business segment (in thousands). Given the Company's change in year-end during fiscal year 2003, the Company believes the period comparisons below present the most useful comparison for readers:

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Fiscal Year Ended September 30, 2001
Net revenue	$1,079,549	$189,625	$486,338	$—	$1,755,512
Cost of care	621,817	64,649	410,982	—	1,097,448
Direct service costs	179,836	73,363	38,225	—	291,424
Other operating expenses	—	—	—	168,170	168,170
Equity in (earnings) loss of unconsolidated subsidiaries	(39,103)	—	2,537	—	(36,566)

Segment profit (loss)	$316,999	$51,613	$34,594	$(168,170)	$235,036

Fiscal Year Ended September 30, 2002
Net revenue	$1,013,033	$188,703	$551,322	$—	$1,753,058
Cost of care	596,811	72,446	456,497	—	1,125,754
Direct service costs	174,926	76,752	41,423	—	293,101
Other operating expenses	—	—	—	166,459	166,459
Equity in (earnings) loss of unconsolidated subsidiaries	(15,537)	—	2,531	—	(13,006)

Segment profit (loss)	$256,833	$39,505	$50,871	$(166,459)	$180,750

Twelve Months Ended December 31, 2002 (unaudited) (1)
Net revenue	$988,465	$189,533	$576,108	$—	$1,754,106
Cost of care	581,882	72,352	477,559	—	1,131,793
Direct service costs	164,024	75,692	42,149	—	281,865
Other operating expenses	—	—	—	167,996	167,996
Equity in (earnings) loss of unconsolidated subsidiaries	(13,699)	—	1,732	—	(11,967)

Segment profit (loss)	$256,258	$41,489	$54,668	$(167,996)	$184,419

Fiscal Year Ended December 31, 2003
Net revenue	$870,540	$159,034	$481,172	$—	$1,510,746
Cost of care	464,128	44,858	397,498	—	906,484
Direct service costs	130,731	68,135	28,759	—	227,625
Other operating expenses	—	—	—	190,777	190,777
Equity in (earnings) loss of unconsolidated subsidiaries	(6,560)	—	358	—	(6,202)

Segment profit (loss)	$282,241	$46,041	$54,557	$(190,777)	$192,062

(1)
The results of operations for the twelve months ended December 31, 2002 represent the amalgamation of the results of operations for the nine-month period ended September 30, 2002 (unaudited) and the three-month period ended December 31, 2002 (audited) previously reported in the Company's Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003 and the Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002 filed with the SEC on August 12, 2003, respectively.

        The following table reconciles segment profit as calculated in the table above to consolidated net income (loss):

	Predecessor Company
	Fiscal Year Ended September 30,		Twelve Months Ended December 31,	Fiscal Year Ended December 31,
	2001	2002	2002 (1)	2003
			(unaudited)
Segment profit	$235,036	$180,750	$184,419	$192,062
Depreciation and amortization	(68,294)	(47,558)	(50,748)	(48,047)
Interest expense	(110,423)	(97,596)	(99,210)	(61,016)
Interest income	10,121	5,365	5,065	2,873
Reorganization benefit	—	—	—	438,217
Special charges	(3,340)	(15,729)	(15,151)	(9,528)
Goodwill impairment charges	—	(415,880)	(415,880)	(28,780)

Income (loss) from continuing operations before provision for income taxes and minority interest	63,100	(390,648)	(391,505)	485,781
Provision for income taxes	33,732	151,609	148,652	33,813

Income (loss) from continuing operations before minority interest	29,368	(542,257)	(540,157)	451,968
Minority interest	78	47	58	253

Income (loss) from continuing operations	29,290	(542,304)	(540,215)	451,715
Discontinued operations:
Income (loss) from discontinued operations (2)	4,624	4,894	5,539	(25,028)
Income (loss) on disposal of discontinued operations (2)	(9,359)	(92)	(815)	4,756
Reorganization benefit (2)	—	—	—	20,327

	(4,735)	4,802	4,724	55

Income (loss) before cumulative effect of change in accounting principle	24,555	(537,502)	(535,491)	451,770
Cumulative effect of change in accounting principle (2)	—	(191,561)	—	—

Net income (loss)	$24,555	$(729,063)	$(535,491)	$451,770

(1)
The results of operations for the twelve months ended December 31, 2002 represent the amalgamation of the results of operations for the nine-month period ended September 30, 2002 (unaudited) and the three-month period ended December 31, 2002 (audited) previously reported in the Company's Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003 and the Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002 filed with the SEC on August 12, 2003, respectively. The following two tables reconcile the results of operations for the twelve months ended December 31, 2002 to the amounts reported in the Company's previous filings, as noted above (in thousands).

(2)
Net of related income taxes.

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Net Revenue
Nine months ended September 30, 2002 (unaudited)	$742,884	$142,833	$422,499	$—	$1,308,216
Three months ended December 31, 2002	245,581	46,700	153,609	—	445,890

Twelve Months ended December 31, 2002 (unaudited)	$988,465	$189,533	$576,108	$—	$1,754,106

Cost of Care
Nine months ended September 30, 2002 (unaudited)	$444,381	$54,984	$350,718	$—	$850,083
Three months ended December 31, 2002	137,501	17,368	126,841	—	281,710

Twelve Months ended December 31, 2002 (unaudited)	$581,882	$72,352	$477,559	$—	$1,131,793

Direct Service Costs
Nine months ended September 30, 2002 (unaudited)	$127,790	$57,385	$31,226	$—	$216,401
Three months ended December 31, 2002	36,234	18,307	10,923	—	65,464

Twelve Months ended December 31, 2002 (unaudited)	$164,024	$75,692	$42,149	$—	$281,865

Other Operating Expenses
Nine months ended September 30, 2002 (unaudited)	$—	$—	$—	$123,737	$123,737
Three months ended December 31, 2002	—	—	—	44,259	44,259

Twelve Months ended December 31, 2002 (unaudited)	$—	$—	$—	$167,996	$167,996

Equity in Unconsolidated Subsidiaries
Nine months ended September 30, 2002 (unaudited)	$(11,706)	$—	$1,877	$—	$(9,829)
Three months ended December 31, 2002	(1,993)	—	(145)	—	(2,138)

Twelve Months ended December 31, 2002 (unaudited)	$(13,699)	$—	$1,732	$—	$(11,967)

Segment Profit (Loss)
Nine months ended September 30, 2002 (unaudited)	$182,419	$30,464	$38,678	$(123,737)	$127,824
Three months ended December 31, 2002	73,839	11,025	15,990	(44,259)	56,595

Twelve Months ended December 31, 2002 (unaudited)	$256,258	$41,489	$54,668	$(167,996)	$184,419

	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2002	Twelve Months Ended December 31, 2002
	(unaudited)		(unaudited)
Depreciation and amortization	$36,368	$14,380	$50,748
Interest expense	73,877	25,333	99,210
Interest income	(4,055)	(1,010)	(5,065)
Special charges	11,244	3,907	15,151
Goodwill impairment charges	415,880	—	415,880
Provision for income taxes	145,523	3,129	148,652
Minority interest	31	27	58
Income from discontinued operations, net	4,736	803	5,539
Income (loss) on disposal of discontinued operations, net	(912)	97	(815)

Fiscal year ended December 31, 2003 ("Current Year"), compared to the twelve months ended December 31, 2002 (unaudited) ("Prior Year")

Health Plan Solutions

        Net Revenue.    Net revenue related to the Health Plan Solutions segment decreased by 11.9 percent or $118.0 million to $870.5 million for the Current Year from $988.5 million for the Prior Year. The decrease in revenue is mainly due to terminated contracts of $109.2 million, a reduction in revenue under the Company's contract with Aetna (primarily due to decreased membership) of $30.2 million, contract changes (mainly risk to non-risk) of $23.3 million, and lower performance revenue of $2.7 million (see below), which decreases were partially offset by net increased membership from existing and new customers (excluding Aetna) of $24.6 million (mainly related to non-risk membership), net increases in rates of $17.8 million, and other net increases of $5.0 million.

        Performance-based revenues for the Health Plan Solutions segment were $9.3 million and $6.6 million for the Prior Year and Current Year, respectively. The decrease is primarily due to the Prior Year including performance revenue for a contract that no longer has performance revenue terms.

        Cost of Care.    Cost of care decreased by 20.2 percent or $117.8 million to $464.1 million for the Current Year from $581.9 million for the Prior Year. The decrease in cost of care is primarily due to terminated contracts of $77.9 million, net contract changes (mainly risk to non-risk) of $24.0 million, favorable prior year medical claims development recorded during fiscal 2003 of $11.4 million (which has a year over year impact of $22.8 million), a reduction in care under the Company's contract with Aetna (mainly due to decreased risk membership) of $15.2 million, and net favorable settlements of $6.7 million related to claims paid by clients, which decreases were partially offset by net increased membership from existing and new customers of $8.2 million and estimated higher costs due to care trends and other net changes of $20.6 million. Excluding the impact in the Current Year of favorable Prior Year care development, cost of care decreased as a percentage of risk revenue from 70.8 percent in the Prior Year to 69.9 percent in the Current Year, mainly due to changes in business mix.

        Direct Service Costs.    Direct service costs decreased by 20.3 percent or $33.3 million to $130.7 million for the Current Year from $164.0 million for the Prior Year. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the decrease in net membership in the Health Plan Solutions segment. Direct service costs decreased as a percentage of revenue from 16.6 percent for the Prior Year to 15.0 percent for the Current Year. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate increases since the Prior Year.

        Equity in (Earnings) Loss of Unconsolidated Subsidiaries.    Equity in (earnings) loss of unconsolidated subsidiaries decreased 51.8 percent or $7.1 million to $(6.6) million for the Current Year from $(13.7) million for the Prior Year. The decrease primarily relates to the Company's withdrawal from the Choice partnership as of the end of October 2002, with equity in (earnings) of Choice totaling $(9.0) million for the Prior Year. Partially offsetting this reduction is an increase of $1.9 million in equity in (earnings) related to the Royal Health Care, LLC joint venture (in which the Company has a 36.3 percent ownership interest).

Employer Solutions

        Net Revenue.    Net revenue related to the Employer Solutions segment decreased by 16.1 percent or $30.5 million to $159.0 million for the Current Year from $189.5 million for the Prior Year. The decrease in revenue is mainly due to terminated contracts of $23.6 million, net decreased membership from existing customers of $8.3 million, and contract changes (mainly risk to non-risk) of $3.0 million, which decreases were partially offset by other net changes of $4.4 million.

        Cost of Care.    Cost of care decreased by 38.0 percent or $27.5 million to $44.9 million for the Current Year from $72.4 million for the Prior Year. The decrease in cost of care is mainly due to terminated contracts of $16.4 million, net contract changes (mainly risk to non-risk) of $3.1 million, favorable care trends and other net changes of $6.3 million, and costs associated with net membership reduction of $1.7 million. The favorable care trends are partially due to the closure of several staff offices which had higher per cost visits than that incurred by utilizing the Company's contracted network of outpatient providers. Cost of care decreased as a percentage of risk revenue from 40.2 percent in the Prior Year to 29.9 percent in the Current Year, mainly due to favorable care trends experienced in the Current Year and changes in business mix.

        Direct Service Costs.    Direct service costs decreased by 10.0 percent or $7.6 million to $68.1 million for the Current Year from $75.7 million for the Prior Year. The decrease in direct service costs is mainly due to lower costs required to support the decrease in net membership in the Employer Solutions segment. As a percentage of revenue, direct service costs increased from 39.9 percent for the Prior Year to 42.8 percent for the Current Year. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the reduction in revenue due to terminated contracts and decreased membership from existing customers (as described above), for which the direct service costs are not reduced proportionally, or such reductions are accomplished on a delayed basis.

Public Sector Solutions

        Net Revenue.    Net revenue related to the Public Sector Solutions segment decreased by 16.5 percent or $94.9 million to $481.2 million for the Current Year from $576.1 million for the Prior Year. The decrease in revenue is mainly due to a net reduction in revenue with respect to the TennCare program of $83.3 million, primarily as a result of a program change (as described above), a contract change with respect to the Pennsylvania Counties of $42.9 million and terminated contracts of $4.9 million, which decreases were partially offset by net increased membership from other existing customers of $30.4 million, net rate increases (other than from TennCare) of $4.9 million and other net increases of $0.9 million.

        Cost of Care.    Cost of care decreased by 16.8 percent or $80.1 million to $397.5 million for the Current Year from $477.6 million for the Prior Year. The decrease in cost of care is mainly due to a net reduction in cost of care with respect to the TennCare program of $79.5 million, primarily as a result of a program change (as described above), and a contract change with respect to the Pennsylvania Counties of $31.6 million, which decreases were partially offset by net increased membership from other existing customers of $24.3 million and higher costs due to care trends (other than with respect to TennCare) and other net changes of approximately $6.7 million. Cost of care as a percentage of risk revenue was relatively consistent for both periods at 86.6 percent in the Prior Year and 86.3 percent in the Current Year.

        Direct Service Costs.    Direct service costs decreased by 31.6 percent or $13.3 million to $28.8 million for the Current Year from $42.1 million for the Prior Year. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company and a contract change with respect to the Pennsylvania Counties contracts, partially offset by higher costs required to support the increase in net membership in the Public Sector Solutions segment. As a percentage of revenue, direct service costs decreased from 7.3 percent for the Prior Year to 6.0 percent for the Current Year.

        Equity in (Earnings) Loss of Unconsolidated Subsidiaries.    Equity in loss of unconsolidated subsidiaries decreased $(1.3) million to $0.4 million for the Current Year from $1.7 million for the Prior Year. The investment in unconsolidated subsidiary relates to Premier. The year-to-date improvement is primarily due to increased risk share revenue, favorable runout of prior period IBNR and favorable rate changes, which changes were partially offset by decreased membership.

Corporate and Other

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment increased by 13.6 percent or $22.8 million to $190.8 million for the Current Year from $168.0 million for the Prior Year. The increase is mainly due to higher discretionary employee benefit costs of $21.5 million (the Prior Year included a change in estimate to reduce certain discretionary employee benefit cost accruals of $2.0 million), insurance premiums of $7.5 million with respect to coverage after the Company's emergence from bankruptcy for acts occurring prior to emergence, and the inclusion in the Prior Year of the favorable impact of changes in estimates of the reserves previously recorded for employee health benefits, self-insurance and litigation totaling approximately $3.5 million. Such increases in other operating expenses were partially offset by the Company's cost reduction efforts undertaken in the Current Year. As a percentage of total net revenue, other operating expenses increased from 9.6 percent for the Prior Year to 12.6 percent for the Current Year due to the lower revenue in the Current Year (as described above) and the increase in other operating expenses.

        Depreciation and Amortization.    Depreciation and amortization decreased by 5.3 percent or $2.7 million to $48.0 million for the Current Year from $50.7 million for the Prior Year. The decrease is primarily due to a reduction in depreciation expense mainly related to certain capitalized software assets that became fully depreciated at March 31, 2003, partially offset by an increase in amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002.

        Interest Expense.    Interest expense decreased by 38.5 percent or $38.2 million to $61.0 million for the Current Year from $99.2 million for the Prior Year. The decrease is mainly due to the fact that the Company did not accrue interest after March 11, 2003 of approximately $45.3 million for the Old Subordinated Notes as a result of the chapter 11 filing, in accordance with SOP 90-7. Such decrease was partially offset by increased interest expense incurred under the Old Credit Agreement of approximately $2.9 million, mainly related to higher borrowing levels on the Company's Old Revolving Facility and higher overall interest rates charged for all loans under the Old Credit Agreement, $3.9 million related to the Aetna Note and other net increases of $0.3 million.

        Other Items.    The Company recorded a net reorganization benefit from continuing operations of approximately $438.2 million during the Current Year. This amount is mainly composed of a $479.7 million net fresh start reorganization gain, partially offset by the write-off of deferred financing costs and professional fees and expenses associated with the Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note 3—"Summary of Significant Accounting

Policies—Financial Reporting Under the Bankruptcy Code" to the audited consolidated financial statements set forth elsewhere herein.

        The Company recorded special charges of $9.5 million and $15.2 million in the Current Year and the Prior Year, respectively. The special charges primarily relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices, partially offset by income recorded to special charges related to the collection of a previously reserved note receivable. The charges related to restructuring plans primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note 12—"Special Charges" to the audited consolidated financial statements set forth elsewhere herein for further discussion.

        The Company recorded goodwill impairment charges of $28.8 million and $415.9 million in the Current Year and the Prior Year, respectively. The Current Year charge represents impairments to the Employer Solutions and Public Sector Solutions reporting units, based on the comparison between the carrying value and the fair market value of the segments, as estimated by an independent appraisal firm. The Current Year write-down was attributable to the Company's financial performance and its business outlook as of September 1, 2003 (the annual measurement date), and resulted in the complete write-down of goodwill related to the Employer Solutions and Public Sector Solutions reporting units. In the Prior Year, the Company recorded an impairment charge to write-down the balance of goodwill related to the Health Plan Solutions, Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based on independently appraised values. The Prior Year write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units.

        Income Taxes.    The Company's effective income tax rate was 7.0 percent for the Current Year as compared to (38.8) percent for the Prior Year. The Current Year effective rate varies substantially from federal statutory rates because the Company's effective rate is based only on current expense due to full valuation allowances against net deferred tax assets and the estimated utilization of net operating loss ("NOL") carryforwards generated prior to a previous bankruptcy filing in 1992 and prior to the occurrence of certain other events which may cause limitations on its NOL carryforwards. In addition, the Company notes that its Current Year taxable income is affected by the non-taxable impact of the fresh start reporting gain and non-deductible goodwill included in the Current Year goodwill impairment charge. Under SOP 90-7, the deferred tax benefit related to the realization of the pre-1992 bankruptcy NOL carryforwards is not reflected in the consolidated statements of operations. The income tax provision in the Current Year also considers certain changes in estimates regarding the Company's anticipated utilization of pre-1992 bankruptcy NOL carryforwards due to amendments of prior year tax returns.

        The Prior Year effective rate varies substantially from federal statutory rates primarily due to the impact of non-deductible goodwill included in the prior year goodwill impairment charge and a valuation allowance adjustment to reduce the Company's deferred tax asset balance to zero due to the uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	2002	2003
Healthcare provider and franchising segments	$5,341	$(24,482)
Specialty managed healthcare segment	198	(546)

	$5,539	$(25,028)

        The loss for the Current Year in the healthcare provider and franchising segments is primarily the result of the settlement of a significant claim, which resulted in an adjustment to discontinued operations legal expense of $24.0 million, for which there was no tax effect. Income from the healthcare provider and franchising segments for the Prior Year includes a reduction of estimates of reserves pertaining to the former psychiatric hospital facilities of $4.3 million (before taxes) and the positive settlement of outstanding Medicare and Medicaid cost reports of $4.3 million (before taxes), partially offset by the cost of collections, legal fees and other costs.

        The loss for the Current Year in the specialty managed healthcare segment is a result of an increase in estimates of certain reserves for the segment. Income from the specialty managed healthcare segment for the Prior Year is a result of a change in estimate of certain lease reserves of $0.3 million (before taxes) related to the settlement of a lease obligation. See Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	2002	2003
Healthcare provider and franchising segments	$47	$2,751
Specialty managed healthcare segment	(1,642)	1,953
Human services segment	780	52

	$(815)	$4,756

        The Current Year income on disposal in the healthcare provider and franchising segments is attributable to changes in estimates of previously recorded liabilities related to the disposal of the segment. Additionally, the Current Year income on disposal includes gains on the sale of a hospital facility of $0.7 million (before taxes) and cash received as a final distribution associated with a discontinued provider joint venture of $0.8 million (before taxes).

        The Current Year income on disposal in the specialty managed healthcare segment is primarily the result of cash received as a partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001, resulting in a gain of $1.3 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes). Loss on disposal in the specialty managed healthcare segment in the Prior Year is primarily the result of an increase in lease reserves of approximately $(2.3) million (before taxes) to reflect changes in estimates, which loss is offset by $0.7 million (before taxes) in cash received as partial payment on a note receivable held by the Company that the Company had fully reserved in fiscal 2001.

        The Prior Year income on disposal in the human services segment is the result of a change in estimate of self-insurance and other reserves.

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	2002	2003
Healthcare provider and franchising segments	$—	$15,268
Specialty managed healthcare segment	—	5,059

	$—	$20,327

        Included in the net reorganization benefit is $15.4 million representing the net fresh start reorganization gain. In addition, as part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. To the extent that the estimated cost to the

Company as a result of rejecting such leases was different than the liability previously recorded, such difference has been recorded as reorganization (expense) benefit in accordance with SOP 90-7.

Fiscal 2002 compared to fiscal 2001

Health Plan Solutions

        Net Revenue.    Net revenue related to the Health Plan Solutions segment decreased by 6.2 percent or $66.5 million to $1,013.0 million in fiscal 2002 from $1,079.5 million in fiscal 2001. During fiscal 2001, the Company settled certain contract appeals related to two subcontracts with respect to TRICARE that resulted in additional revenues of $30.3 million. The decrease in revenue is mainly due to TRICARE settlements of $30.3 million, the decrease in revenue under the Company's contract with Aetna (mainly due to decreased membership) of $65.2 million, terminated contracts in fiscal 2001 and fiscal 2002 of $38.7 million, contract changes (mainly risk to non-risk) of $16.1 million, decreased performance-based revenue of $7.6 million (see below) and the effect of the fiscal 2001 sale of Group Practice Affiliates, Inc. ("GPA"), a staff model physician practice, of $2.2 million, which decreases were partially offset by net increases in rates of $41.4 million, net increased membership from existing customers (excluding Aetna) of $38.4 million, new business of $11.0 million and other net changes.

        The Company earns performance-based fees as part of certain of its health plan contracts. Performance-based revenues are recorded when earned and estimable. Performance-based revenues for the Health Plan Solutions segment were $19.9 million and $12.3 million in fiscal 2001 and 2002, respectively. The decrease is primarily due to the inclusion in fiscal 2001 of positive changes in estimates regarding fiscal 2000 amounts and other positive contractual developments in fiscal 2001 under certain arrangements for which no contract periods had been settled in fiscal 2000.

        Cost of Care.    Cost of care decreased by 4.0 percent or $25.0 million to $596.8 million in fiscal 2002 from $621.8 million in fiscal 2001. The decrease in cost of care is primarily due to decreased membership from Aetna of $46.6 million, terminated contracts in fiscal 2001 and fiscal 2002 of $24.1 million, net contract changes (mainly risk to non-risk) of $16.1 million and unfavorable prior fiscal year medical claims development during fiscal 2001 of $15.0 million, which decreases were partially offset by higher care trends over the prior year of $31.6 million, net increased membership from existing customers (excluding Aetna) of $22.7 million, unfavorable prior fiscal year medical claims development during fiscal 2002 of $8.6 million (which entirely relates to fiscal 2001), new business of $5.2 million and other net changes. Cost of care increased as a percentage of risk revenue to 71.8 percent in fiscal 2002 from 69.4 percent in fiscal 2001, mainly due to higher care trends experienced in fiscal 2002 and the inclusion of revenue from the TRICARE settlement in fiscal 2001, partially offset by rate and other revenue increases in fiscal 2002.

        Direct Service Costs.    Direct service costs decreased by 2.7 percent or $4.9 million to $174.9 million in fiscal 2002 from $179.8 million in fiscal 2001. As a percentage of revenue, direct service costs increased to 17.3 percent for fiscal 2002 from 16.7 percent for fiscal 2001. The decrease in direct service costs is primarily due to the sale of GPA and cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the inclusion of revenue from the TRICARE settlement in fiscal 2001, partially offset by rate and other revenue increases in fiscal 2002.

        Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries decreased by 60.3 percent or $23.6 million to $15.5 million in fiscal 2002 from $39.1 million in fiscal 2001. During fiscal 2001, the Company recorded $22.6 million of earnings in connection with the settlement of certain appeals related to the Choice partnership's subcontract with respect to TRICARE. These settlements increased the Company's fiscal 2001 income from continuing operations and net income by approximately $13.5 million. The decrease in equity in earnings is primarily due to the fiscal 2001 TRICARE settlement, lower revenue from Choice due to decreased rates in the current option year and higher care trends for Choice of approximately $1.7 million, partially offset by a favorable $0.7 million retroactive adjustment recorded in fiscal 2002 associated with a change in the operating agreement for Royal.

Employer Solutions

        Net Revenue.    Net revenue related to the Employer Solutions segment decreased by 0.5 percent or $0.9 million to $188.7 million in fiscal 2002 from $189.6 million in fiscal 2001. The decrease in revenue is mainly due to terminated contracts in fiscal 2001 and fiscal 2002 of $10.4 million, the effect of the fiscal 2001 sale of the Company's Canadian operations, which contributed $3.3 million of revenue in fiscal 2001 and other net decreases of $1.8 million, which decreases were partially offset by net increased membership from existing customers of $10.5 million and new business of $4.1 million.

        Cost of Care.    Cost of care increased by 12.1 percent or $7.8 million to $72.4 million in fiscal 2002 from $64.6 million in fiscal 2001. The increase in cost of care is mainly due to higher care trends of $8.7 million, net increased membership from existing customers of $3.4 million and new business of $0.3 million, partially offset by terminated contracts of $4.0 million and the sale of the Company's Canadian operations of $0.6 million. As a percentage of risk revenue, cost of care increased to 40.3 percent for fiscal 2002 from 36.7 percent for fiscal 2001, mainly due to higher care trends experienced in fiscal 2002.

        Direct Service Costs.    Direct service costs increased by 4.6 percent or $3.4 million to $76.8 million in fiscal 2002 from $73.4 million in fiscal 2001. As a percentage of revenue, direct service costs increased to 40.7 percent for fiscal 2002 from 38.7 percent for fiscal 2001. The aforementioned changes are mainly due to a change in the mix of business to include more ASO and cost-plus contracts in fiscal 2002.

Public Sector Solutions

        Net Revenue.    Net revenue related to the Public Sector Solutions segment increased by 13.4 percent or $65.0 million to $551.3 million in fiscal 2002 from $486.3 million in fiscal 2001. The increase in revenue is mainly due to new business of $44.1 million and net rate increases of $28.5 million, partially offset by net decreased membership from existing customers of $7.6 million and terminated contracts of $1.2 million and other net changes.

        Cost of Care.    Cost of care increased by 11.1 percent or $45.5 million to $456.5 million in fiscal 2002 from $411.0 million in fiscal 2001. As a percentage of risk revenue, cost of care decreased to 86.6 percent for fiscal 2002 from 87.7 percent for fiscal 2001. The increase in cost of care is mainly due to new business of $35.0 million and higher care trends of $24.6 million, partially offset by net decreased membership from existing customers of $9.4 million, favorable prior fiscal year medical claims development during fiscal 2002 of $2.2 million (which entirely relates to fiscal 2001), terminated contracts of $0.2 million and other net changes.

        Direct Service Costs.    Direct service costs increased by 8.4 percent or $3.2 million to $41.4 million in fiscal 2002 from $38.2 million in fiscal 2001. The increase in direct service costs is primarily due to costs associated with new business. As a percentage of revenue, direct service costs decreased from 7.9 percent for fiscal 2001 to 7.5 percent for fiscal 2002. This change is primarily due to favorable rate changes, which increased revenue but had no effect on direct service costs.

        Equity in Loss of Unconsolidated Subsidiaries.    Equity in loss of unconsolidated subsidiaries was $(2.5) million for both fiscal 2002 and 2001. The Public Sector Solutions segment's investment in unconsolidated subsidiary relates to Premier, in which the Company maintains a 50.0 percent interest. Results for fiscal 2002 as compared to fiscal 2001 reflect higher care trends which were entirely offset by rate increases and the inclusion in fiscal 2001 of an expense of $3.1 million for certain legal actions.

Corporate and Other

        Other Operating Expenses.    Other operating costs related to the Corporate and Other Segment decreased by 1.0 percent or $1.7 million to $166.5 million in fiscal 2002 from $168.2 million in fiscal 2001. As a percentage of total revenue, other operating costs decreased to 9.5 percent for fiscal 2002 from 9.6 percent for fiscal 2001. The decrease in other operating expenses is mainly due to lower headcount in various corporate departments of $0.4 million, reduction in discretionary employee benefit costs of $1.3 million, changes in estimates for certain employee benefit related costs recorded in the prior fiscal year of $0.4 million and certain self insurance and legal reserves of approximately $4.0 million, partially offset by fees incurred in conjunction with migration of operating systems of $1.3 million and other net changes.

        Depreciation and Amortization.    Depreciation and amortization decreased by 30.3 percent or $20.7 million to $47.6 million in fiscal 2002 from $68.3 million in fiscal 2001. The decrease is primarily attributable to the implementation of SFAS 142 in fiscal 2002. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded approximately $30.2 million of amortization expense related to continuing operations during fiscal 2001. Partially offsetting this decrease is $5.7 million of increased depreciation expense related to revisions to the estimated useful lives of certain assets and increased depreciation expense associated with fixed asset additions in fiscal 2002. See Note 3—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein for further discussion of the impact of the adoption of SFAS 142.

        Interest, Net.    Net interest expense decreased by 8.1 percent or $8.1 million to $92.2 million for fiscal 2002 from $100.3 million in fiscal 2001. Fiscal year 2001 interest expense includes approximately $6.6 million to write-off deferred loan costs related to the issuance of the Old Senior Notes. The charge of $6.6 million was previously reported as an extraordinary loss on early extinguishment of debt, net of the tax benefit of $2.6 million. The fiscal 2001 write-off of the deferred loan costs was reclassified to interest expense due to the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") in the fourth quarter of fiscal 2002. Fiscal year 2001 also benefited from $2.1 million of interest income received in conjunction with a retroactive pricing adjustment related to a customer contract. In fiscal 2002, the Company incurred approximately $1.9 million in penalty interest due to non-registration of the Old Senior Notes. Excluding the items above, net interest expense decreased by approximately $5.5 million from fiscal 2001. The decrease is primarily the result of lower average outstanding debt and lower average interest rates in fiscal 2002 versus fiscal 2001. The lower average outstanding debt is due to scheduled payments of principal on the Term Loans under the Old Credit Agreement as well as unscheduled payments under the Old Credit Agreement with the proceeds from the sale of the Company's human services segment in fiscal 2001.

        Other Items.    The Company recorded special charges of $3.3 million in fiscal 2001 related to the loss on the sale of the Company's Canadian subsidiary. The Company recorded special charges of $15.7 million in fiscal 2002 related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. These charges primarily consist of severance, lease and consulting fees. See Note 12—"Special Charges" to the audited consolidated financial statements set forth elsewhere herein for further discussion. During fiscal 2002, the Company recorded goodwill impairment charges of $415.9 million related to its annual impairment test of goodwill in accordance with SFAS 142. This impairment charge was a result of writing down the balance of goodwill related to the Health Plan Solutions, Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based upon independently appraised values. For further discussion, see Note 3—"Summary of Significant Accounting Policies" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income Taxes.    The Company's financial restructuring activities and financial condition result in uncertainty as to the Company's ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of the Company's net deferred tax assets. Excluding the impact of this valuation allowance adjustment, the Company's effective income tax rate was approximately (12.5) percent for fiscal 2002 as compared to 53.5 percent for fiscal 2001. The effective rate varies substantially from statutory rates due primarily to the impact of non-deductible goodwill included in the fiscal 2002 goodwill impairment charge, non-deductible goodwill amortization in fiscal 2001 and non-deductible intangible asset amortization resulting primarily from acquisitions.

        Discontinued Operations.    The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	2001	2002
Healthcare provider and franchising segments	$(287)	$4,696
Specialty managed healthcare segment	3,160	198
Human services segment	1,751	—

	$4,624	$4,894

        Income from the healthcare provider and franchising segments in fiscal 2002 includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospitals of approximately $5.2 million, before taxes. Additionally, the Company recorded positive settlements of outstanding Medicare and Medicaid cost reports of $7.4 million in fiscal 2002, offset by the cost of collections, legal fees and other costs of exiting the business. Loss from the healthcare provider and franchising segments for fiscal 2001 is a result of the positive settlement of outstanding Medicare and Medicaid cost reports of $6.3 million and collection of certain receivables previously written off of $1.0 million, offset by the cost of collections, lease termination payments and other costs of exiting the business.

        Income from the specialty managed healthcare segment for fiscal 2001 represents the settlement of obligations for less than the amount previously estimated. See Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein.

        Income from the human services segment of $1.8 million for fiscal 2001 is primarily the result of operating results prior to the sale of the segment in the second fiscal quarter of 2001. See Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

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

        Income from disposal of the human services segment in fiscal 2002 represents changes in estimates regarding previously recorded liabilities related to the disposal of the segment. The Company recorded an estimated loss on disposal of the human service segment of approximately $12.1 million during fiscal 2001. This loss is comprised of an estimated pre-tax loss of $2.8 million and tax provision of $9.3 million. The tax provision is related to the tax gain on the sale which results from a lower tax basis, primarily due to approximately $26.1 million of goodwill that has no tax basis. See Note 5—"Discontinued Operations" to the Company's audited condensed consolidated financial statements set forth elsewhere herein.

        Cumulative Effect of Change in Accounting Principle.    As of October 1, 2001, the Company early adopted SFAS 142. The initial goodwill impairment charge of $207.8 million, before taxes ($191.6 million after taxes), was recorded as a cumulative effect of a change in accounting principle during such fiscal quarter. This impairment charge was a result of writing down the balance of goodwill related to the Employer Solutions reporting unit to estimated fair value as of October 1, 2001, based upon independently appraised values. For further discussion, see Note 3—"Summary of Significant Accounting Policies" to the Company's audited consolidated financial statements set forth elsewhere herein.

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts, enrollment changes and contract terminations; (vi) pricing adjustments upon contract renewals (and price competition in general) and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

        A portion of the Company's business is subject to rising care costs due to an increase in the number and frequency of covered members seeking behavioral care services, and higher costs per inpatient day or outpatient visit. Many of these factors are beyond the Company's control. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        The Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to increase its market share in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the amount of competition, the Company believes that the probability of losing market share to these competitors may be greater than the probability of increasing market share. The Company anticipates a reduction in the fiscal year ending December 31, 2004 revenue compared to fiscal 2003 due to contracts that had been terminated effective in 2003 and contracts that have been terminated with an effective date in 2004, as well as potential additional contract terminations in 2004. Such terminations include the two subcontracts with respect to TRICARE discussed above, one of which expired as of April 30, 2003, and the other of which will expire on September 30, 2004. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services.

        Stock Compensation.    Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the

Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives"). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully-vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also granted an aggregate of 2,891,022 stock options to the Senior Executives on the Effective Date and made cash payments to the Senior Executives to approximate the tax liability associated with the compensation expense resulting from the stock grants, the stock purchase and the cash payments, as defined below. Also on the Effective Date, pursuant to the consummation of the Plan, a Management Incentive Plan became effective under which 1,376,400 stock options were awarded to other members of the Company's management and other employees. All of these awards were contingent upon the Company's emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date.

        Beginning in the first quarter of fiscal 2004, the Company will recognize the following charges related to stock compensation:

  •
  with respect to the grants of restricted stock to the Senior Executive officers, the Company will record a charge equal to the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) multiplied by the shares granted, plus the amount paid to the Senior Executives with regard to income taxes related to such grants.

  •
  with respect to the shares purchased by the Chief Executive Officer, the Company will recognize a charge to the extent the fair market value of the Ordinary Common Stock at the time of purchase (the price at which the stock traded on the first day of trading) exceeded the price paid for such shares multiplied by the shares purchased, plus the amount paid to the Chief Executive Officer with regard to income taxes related to such purchase.

  •
  with respect to the grant of options, a charge will be recognized to the extent the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) exceeded the exercise prices of the options, multiplied by the number of shares subject to the options (approximately 4.3 million shares in the aggregate). Generally, this charge will be recognized ratably over the vesting periods of the options, which range from three to four years. However, compensation expense related to two of the three tranches of stock options granted to the Senior Executives, covering approximately 2.1 million shares, may be recognized over a period of up to seven years, depending on the market price performance of the Ordinary Common Stock.

        The Company estimates that the total amount of such charges will be $58.4 million, before taxes. Based upon a seven year vesting schedule for the two Senior Executive tranches, as discussed above, the Company estimates that it will recognize approximately $18.7 million, $10.6 million, $10.6 million $7.4 million and $11.1 million of such charges in fiscal years 2004, 2005, 2006, 2007 and 2008 and beyond, respectively. However, certain of these charges may be accelerated depending on the market price performance of the Ordinary Common Stock, as discussed above.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the borrowing levels under the Credit Agreement as of the Effective Date, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

        Operating Restructuring Activities.    In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended December 31, 2003, PIP resulted in the recognition of special charges of (a) $7.5 million to terminate 463 employees that represented both operational and corporate personnel, and (b) $2.4 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $7.5 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations are expected to be completed by June 30, 2004 and termination costs associated with such employees are expected to be paid in full by January 31, 2005. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The other special charges of $2.4 million represent costs to downsize and close seven leased facilities and other associated costs. Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At December 31, 2003, outstanding liabilities of approximately $4.8 million related to PIP are included in the consolidated balance sheet set forth elsewhere herein in "Accrued liabilities".

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the year ended December 31, 2003 includes $0.6 million for the cost of outside consultants. Also included in special charges for the year ended December 31, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

        The Company intends to continue implementing PIP initiatives throughout fiscal 2004. Management estimates that the Company will incur approximately $5 million to $10 million of costs related to PIP activities in fiscal 2004. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to successfully fund or implement these initiatives or realize the anticipated savings.

Historical Liquidity and Capital Resources

Fiscal year ended December 31, 2003 ("Current Year"), compared to the twelve months ended December 31, 2002 ("Prior Year")

        The following table calculates condensed cash flows from operating activities, investing activities and financing activities for the twelve months ended December 31, 2002 (unaudited), by adding previously reported amounts for the nine months ended September 30, 2002, as reported in the quarterly report on Form 10-Q for the quarter ended September 30, 2003, and the three months ended

December 31, 2002, as reported in the transition report on Form 10-K for the three month period ended December 31, 2002.

	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2002	Twelve Months Ended December 31, 2002
	(unaudited)		(unaudited)
Net cash provided by operating activities	$42,605	$28,001	$70,606

Capital expenditures	(21,585)	(8,421)	(30,006)
Acquisitions and investments in businesses, net of cash acquired	(63,731)	—	(63,731)

Net cash used in investing activities	(85,316)	(8,421)	(93,737)

Proceeds from issuance of debt, net of issuance costs	105,000	—	105,000
Payments on debt and capital lease obligations	(64,853)	(1,196)	(66,049)
Other financing activities	1,159	(1,909)	(750)

Net cash provided by (used in) financing activities	41,306	(3,105)	38,201

Net increase (decrease) in cash and cash equivalents	$(1,405)	$16,475	$15,070

Supplemental cash flow information:
Income taxes paid	$593	$71	$664

Interest paid	$76,463	$16,175	$92,638

        Operating Activities.    The Company's net cash provided by operating activities was $70.6 million and $178.3 million for the Prior Year and Current Year, respectively. The increase in cash provided by operating activities from the Prior Year to the Current Year is primarily due to a reduction in cash interest payments. Cash interest payments in the Prior Year totaled $92.6 million, as compared to $15.8 million in the Current Year, a reduction of approximately $76.8 million. The decrease in interest payments is mainly due to the fact that the Company did not pay interest on the Old Senior Notes and Old Subordinated Notes totaling $79.7 million during the period beginning on the date the Company filed for bankruptcy protection, March 11, 2003, through the end of the Current Year. Also contributing to the increase in operating cash flows from the Prior Year to the Current Year are higher cash flows attributable to increased segment profit year over year, lower net cash outflows with respect to discontinued operations and improved working capital. The Company's segment profit for the Prior Year was $184.4 million, as compared to $192.1 million in the Current Year. Net cash outflows with respect to discontinued operations were $5.8 million and $0.1 million in the Prior Year and Current Year, respectively.

        Investing Activities.    The Company utilized $30.0 million and $29.8 million in funds during the Prior Year and Current Year, respectively, for capital expenditures. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures have remained relatively constant year over year and are reduced from prior years as the result of the Company's focus on cost reduction through the ABI and PIP restructuring initiatives.

        The Company used $63.7 million and $3.7 million in funds during the Prior Year and Current Year, respectively, for acquisitions and investments in businesses. Included in the Prior Year is a contingent purchase price payment of $60.0 million to Aetna related to the acquisition of HAI. Included in the Prior Year and Current Year are the final two earn-out payments of $3.7 million each with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company, by Merit Behavioral Care Corporation ("Merit") (which was later acquired by the Company).

        Financing Activities.    The Company borrowed approximately $105.0 million and $0.1 million during the Prior Year and Current Year, respectively. The borrowings in the Prior Year were primarily draws under the revolving credit facility for short-term capital needs.

        In the Prior Year, the Company made repayments of approximately $66.0 million and $3.0 million on debt and capital lease obligations during the Prior Year and Current year, respectively. The Prior Year repayments included scheduled term loan repayments, term loan repayments with cash received from asset sales during the year, scheduled capital lease payments and revolving facility repayments primarily with cash generated from operations. The Current Year repayments include payments on capital lease obligations.

Fiscal year ended September 30, 2002 ("fiscal 2002"), compared to the fiscal year ended September 30, 2001 ("fiscal 2001")

        Operating Activities.    The Company's net cash provided by operating activities was $85.7 million and $66.7 million for fiscal 2001 and 2002, respectively. The decrease in operating cash flows from fiscal 2001 to fiscal 2002 is primarily due to the fact that fiscal 2001 benefited from approximately $30.0 million of settlements of contract appeals with respect to TRICARE in fiscal 2001 and $25.0 million in distributions from Choice related to its settlements of contract appeals in fiscal 2001 with respect to TRICARE, partially offset by the payment of approximately $44.0 million related to discontinued operations obligations during fiscal 2001. Operating cash flows for fiscal 2002 were negatively impacted by $5.4 million of cash outflows related to discontinued operations.

        Investing Activities.    The Company utilized $34.7 million and $27.6 million in funds during fiscal 2001 and 2002, respectively, for capital expenditures. Capital expenditures decreased 20.5 percent, or $7.1 million, from fiscal 2001 to fiscal 2002. The majority of the Company's capital expenditures relate to management information systems and related equipment. These expenditures decreased from fiscal 2001 to fiscal 2002 primarily as the result of the Company's focus on cost reduction through the ABI restructuring initiative. Also contributing to this decrease were capital leases of $3.8 million entered into by the Company during fiscal 2002 that would have otherwise required a capital expenditure.

        The Company used $87.7 million and $63.7 million in funds during fiscal 2001 and 2002, respectively, net of cash acquired, for acquisitions and investments in businesses. Included in each year is a contingent purchase price payment of $60.0 million to Aetna related to the acquisition of HAI and an earn-out payment of $3.7 million with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company, by Merit Behavioral Care Corporation ("Merit") (which was later acquired by the Company). In fiscal 2001, the Company also paid the remaining contingent purchase price of $24.0 million to the shareholders of CMG Health, Inc. ("CMG"), a managed behavioral healthcare company acquired by Merit in September 1997.

        The Company received proceeds from the sale of assets, net of transaction costs and cash conveyed, of $110.6 million and $3.5 million in fiscal 2001 and 2002, respectively. The sales proceeds were generated primarily from: (i) the sale in fiscal 2001 of Mentor, two of the three remaining Provider JVs of the discontinued healthcare provider segment, assets of the psychiatric practice management business and the Company's Canadian operations and (ii) the sale of the remaining Provider JV in fiscal 2002.

        Financing Activities.    The Company borrowed approximately $356.6 million and $105.0 million during fiscal 2001 and 2002, respectively. The borrowings in fiscal 2002 were primarily draws under the revolving credit facility for short-term capital needs. The borrowings in fiscal 2001 represent draws under the revolving facility for short-term capital needs and the issuance of $250.0 million of Old Senior Notes, less issuance costs.

        The Company made repayments of approximately $458.2 million and $65.9 million on debt and capital lease obligations during fiscal 2001 and 2002, respectively. Fiscal 2001 repayments included scheduled term loan repayments, scheduled capital lease payments, term loan and revolving facility repayments made with the proceeds from the sale of Mentor and term loan repayments made with proceeds from issuance of the Old Senior Notes and the sale of the Company's Canadian operations. Fiscal 2002 repayments included scheduled term loan repayments, term loan repayments with cash received from asset sales during the year, scheduled capital lease payments and revolving facility repayments primarily with cash generated from operations.

        In fiscal 2001, the Company issued $250.0 million of Old Senior Notes. The gross proceeds from the issuance and sale of the Old Senior Notes were used to repay indebtedness outstanding under the Company's term loans.

Outlook—Liquidity and Capital Resources

        During fiscal 2004, the Company will have significant cash inflows and outflows related to the consummation of the Plan, as well as with the refinancing of the Old Credit Agreement. In particular, the Company will record in 2004: (i) the receipt of net cash from the Equity Offering and from the Onex Investment of approximately $146.9 million (total additional equity of $150.0 million less approximately $3.1 million of issuance costs); (ii) the receipt of net cash of approximately $92.6 million from term loans as part of the new senior secured credit agreement with Deutsche Bank (the "Credit Agreement") (total term loans of $100.0 million less approximately $7.4 million of loan acquisition costs); (iii) the payment of approximately $31.6 million for debt related to the Old Senior Notes and the Aetna Note; (iv) estimated payments of approximately $74.2 million for liabilities related to the chapter 11 proceedings, including professional fees and claim settlements; and (v) the payment of $160.8 million of debt outstanding under the Old Credit Agreement.

        In addition, during fiscal 2004, the Company expects to pay its current obligations as noted in the commitments table reflected below, and fund its capital expenditures with cash from operations. The Company estimates that its capital expenditures will be approximately $35 million to $40 million in fiscal 2004. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in fiscal 2004.

        The following table sets forth the future financial commitments of the Company as of the Effective Date, after giving effect to the debt and other liabilities to be paid upon consummation of the plan (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$389,261	$15,000	$96,415	$277,846	$—
Interest on long-term debt (2)	144,134	30,411	61,487	52,236	—
Capital lease obligations	12,056	9,785	2,271	—	—
Operating leases (3)	71,556	16,706	20,110	14,523	20,217

	$617,007	$71,902	$180,283	$344,605	$20,217

(1)
Pursuant to the Plan, and on the Effective Date, the Company refinanced its long-term debt. See Note 7—"Long-term Debt and Capital Lease Obligations" to the audited consolidated financial statements set forth elsewhere herein for discussion of the new debt financing of the Company as of the Effective Date. Long-term debt amounts in the table above reflects future obligations under the Credit Agreement, the Senior Notes and the Aetna Note. See discussion of the Credit Agreement and amounts outstanding thereunder as of the Effective Date below.

(2)
Interest payments have been estimated based upon current interest rates, and include commitment fees associated with certain borrowings under the Credit Agreement.

(3)
Operating lease obligations include estimated future lease payments for both open and closed offices. Such future lease amounts reflect the estimated impact of leases that have been rejected through December 31, 2003 as part of the Company's chapter 11 proceedings.

        Credit Agreement.    The Company's new senior secured credit agreement (the "Credit Agreement") provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $80.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of the Effective Date, the Company had outstanding $100.0 million under the Term Loan Facility. The Company had not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of the Effective Date, the Company had issued letters of credit in the amount of $62.7 million, resulting in unutilized commitments under the Credit-Linked Facility of $17.3 million.

        Restrictive Covenants in Debt Agreements.    On the Effective Date, the Company entered into an indenture governing the terms of the Senior Notes (the "Indenture"), in addition to the Credit Agreement, as discussed above. In general, the Credit Agreement and the Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting or limiting the Company's ability to, among other things:

  •
  incur or guarantee additional indebtedness or issue preferred or redeemable stock;

  •
  pay dividends and make other distributions;

  •
  repurchase equity interests;

  •
  prepay or amend subordinated debt;

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

        The Credit Agreement also requires the Company to comply with specified financial ratios and tests (as defined), including minimum consolidated EBITDA, interest coverage ratios and maximum leverage ratios. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. As of the date of filing of this Form 10-K, the Company believes that it is in compliance with its debt covenants.

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162.0 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1.0 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. The Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities continue to create uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. In addition, the Company's utilization of NOL carryforwards will be subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which may affect the timing of the use of, or the ultimate realization of, NOL carryforwards. Accordingly, as of December 31, 2003 and 2002, the Company maintains a total valuation allowance covering all of the Company's net deferred tax assets. See Note 10—"Income Taxes" to the audited consolidated financial statements set forth elsewhere herein.

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

        As of December 31, 2003, the Company has disposed of its human services segment in its entirety, and has taken the majority of the actions necessary to complete the disposal of or shutting down of its healthcare provider and franchising segments and its specialty managed healthcare segment, but still has certain estimated liabilities for various obligations as follows:

  •
  Healthcare Provider and Healthcare Franchising: As of December 31, 2003, the Company had $19.2 million accrued on its consolidated balance sheet for obligations related to the discontinued healthcare provider and franchising segments. Of this balance, approximately $11.5 million pertains to pre-petition liabilities to be settled in relation to the Company's chapter 11 proceedings. The remaining liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, lease obligations, estimated claims related to the provider joint ventures, long-term debt related to hospital based real estate and various other estimated obligations. The Company plans to satisfy these liabilities with cash flows generated from operations.

  •
  Specialty Managed Healthcare: As of December 31, 2003, the Company had $0.3 million accrued on its consolidated balance sheet for obligations related to the discontinued specialty managed healthcare segment. Of this balance, approximately $0.2 million relates to liabilities associated with the rejection of leases in conjunction with the chapter 11 proceedings. The remaining liabilities consist of miscellaneous accruals. The Company plans to satisfy these liabilities primarily with cash flows generated from its operations.

        As part of its financial restructuring plan and chapter 11 proceedings, the Company rejected certain leases for closed offices. As leases for closed offices were rejected, the net liability arising from such rejections was compared to the net liability already recorded by the Company, and the difference was recorded as a component of "Reorganization expense" in the Company's statement of operations, in accordance with SOP 90-7.

        The remaining assets and liabilities of these discontinued segments are described more fully in Note 5—"Discontinued Operations" to the Company's audited consolidated financial statements set forth elsewhere herein. There can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the consolidated statement of operations.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Reorganized Company early adopted the provisions of FIN 46 effective December 31, 2003. Early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a 50 percent voting interest. Concurrent with the provisions of FIN 46, the Reorganized Company has consolidated the balance sheet of Premier into the Reorganized Company's balance sheet as of December 31, 2003. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statement of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". In 2004, the Reorganized Company will consolidate the results of operations of Premier in its consolidated statement of operations. See further discussion of the adoption of FIN 46, including disclosures required by FIN 46, in Note 3—"Summary of Significant Accounting Policies" to the audited consolidated financial statements set forth elsewhere herein.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The January 1, 2003 implementation of SFAS 146 has not had a material impact upon the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the borrowing levels under the Credit Agreement as of the Effective Date, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows. See "Business—Cautionary Statements—Restrictive Covenants in Debt Agreements", "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations", "—Outlook—Liquidity and Capital Resources" and Note 7—"Long-Term Debt and Capital Lease Obligations" to the Company's audited consolidated financial statements set forth elsewhere herein for discussion of the Company's Credit Agreement and the interest rates thereunder.

Item 8. Financial Statements and Supplementary Data

        Information with respect to this item is contained in the Company's audited consolidated financial statements set forth elsewhere herein and financial statement schedule indicated in the Index on Page F-1 of this Report on Form 10-K, and is incorporated herein by reference.

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

        Arthur Andersen's report on the Predecessor Company's consolidated financial statements for the fiscal year ended September 30, 2001, as included elsewhere herein, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ended September 30, 2001 and the interim period between September 30, 2001 and May 24, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

  (a)
  The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

  (b)
  There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        On the Effective Date, Magellan and 88 of its subsidiaries consummated the Plan under chapter 11 of title 11 of the Bankruptcy Code, which had been confirmed by order of the Bankruptcy Court on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003.

Item 10. Directors and Executive Officers of the Registrant

Directors

        Under the Company's certificate of incorporation, as amended and restated on the Effective Date, the number of directors is currently fixed at nine. The directors of the Company were appointed in accordance with the Plan and the Confirmation Order as of the Effective Date (except for Mr. McBride as noted below), and are divided into three classes: (i) Class 1, consisting of four directors, (ii) Class 2, consisting of two directors, and (iii) Class 3, consisting of three directors.

        The Company's bylaws require a majority of directors to be independent in accordance with the Nasdaq Stock Market's ("NASDAQ") listing standards. The Company's Board of Directors has determined that except for those directors who are members of management of the Company or are affiliated with Onex, all directors are independent as that term is defined by the NASDAQ listing standards.

Class 1 Directors

        Steven J. Shulman, 52, is the Chairman of the Board and Chief Executive Officer of the Company. He became Chief Executive Officer of the Company in December 2002 and Chairman of the Board on the Effective Date. Prior to joining the Company, Mr. Shulman founded Internet HealthCare Group (IHCG), an early stage healthcare technology venture fund, and served as its Chairman and Chief Executive Officer from 2000 to 2002. Prior to IHCG, he was employed by Prudential Healthcare, Inc. as its Chairman, President and Chief Executive Officer from 1997 to 1999. Prior thereto, Mr. Shulman co-founded Value Health, Inc., and served as President of its Pharmacy and Disease Management Group and Director from 1987 to 1996. From 1983 to 1986, Mr. Shulman was employed by CIGNA Healthplans as President of its East Central Division. Prior thereto, he served as Director of Medical Economics for Kaiser Permanente from 1974 to 1982. Mr. Shulman is a member of the board of directors of Lumenos, Digital Insurance, RealMed, BenefitPoint Inc. and NDCHealth.

        Mark L. Hilson, 46, is a Managing Director for Onex Corporation. Prior to joining Onex in 1988, he was an Associate in the Mergers and Acquisitions Group at Merrill Lynch and a Brand Manager at Procter & Gamble. Mr. Hilson is a director of ClientLogic, ONCAP and Vincor International. Mr. Hilson also serves as a governor of the Shaw Festival.

        Robert Haft, 51, is the Principal Manager of Morgan Noble LLC, a healthcare investment firm. He has also been Chairman of National Pharmacies Group LLC since December 2001. Previously he was President/CEO of national drug chain Phar-Mor from 1994 to 1997. Prior thereto, he was President/CEO of Dart Group from 1983 to 1993. In addition, Mr. Haft founded four companies including Crown Books, Trak Auto, Vitamin Superstore, and Morgan Noble, LLC.

        William J. McBride, 59, was appointed to the Board on January 21, 2004. Mr. McBride is currently retired. Prior to his retirement in 1995, Mr. McBride had been a director of Value Health, Inc. a NYSE specialty managed care company which included Value Behavioral Health, one of the largest behavioral health managed care companies at the time. From 1987 to 1995, Mr. McBride served as president and chief operating officer of Value Health, Inc., overseeing all operational activities of the company and its subsidiaries. Prior to his tenure at Value Health, Mr. McBride spent 15 years in a variety of positions with INA Corporation and its successor, CIGNA Corporation, including serving as president and chief executive officer of CIGNA Healthplan, Inc., vice president and controller of INA's Life and Healthcare Group and vice president of finance for CIGNA's Affiliated Business Group. Mr. McBride currently serves on the board of directors of AMERIGROUP Corporation, a managed health care company focused on providing services to Medicaid recipients, VistaCare Inc., and IHCG.

Class 2 Directors

        Robert M. LeBlanc, 37, the Board's Lead Director, is a Managing Director for Onex Corporation. Prior to joining Onex in 1999, Mr. LeBlanc was with Berkshire Hathaway for seven years. He also worked for five years at GE Capital in a variety of positions, including corporate finance and corporate strategy. Mr. LeBlanc is a director of InsLogic and First Berkshire Hathaway Life. He held several other directorships during his tenure at Berkshire Hathaway.

        René Lerer, M.D., 48, became President and Chief Operating Officer of the Company in October 2003. He previously served as Chief Operating Officer of the Company since January 2003. Prior to joining the Company, Dr. Lerer co-founded IHCG and served as its President from 1999 to 2002. Prior to IHCG, Dr. Lerer was employed by Prudential Healthcare, Inc. as its Chief Operating Officer from 1997 to 1999. Prior thereto, Dr. Lerer was employed by Value Health, Inc., and served as Senior Vice President—Operations of its Pharmacy and Disease Management Group from 1995 to 1997. Prior thereto, Dr. Lerer was employed by Value Health Sciences as Senior Vice President of Corporate Development from 1992 to 1994. Dr. Lerer is a member of the board of directors of IHCG, Digital Insurance, Lumenos and RealMed.

Class 3 Directors

        Michael P. Ressner, 55, currently holds the position of Adjunct Professor of Finance & Accounting at North Carolina State University and is an advisor at Southeast Interactive Technology Fund. He previously spent 22 years in a variety of positions at Nortel Networks, holding leadership positions within operations and finance. Mr. Ressner currently serves on the boards of Entrust, Inc., Proxim Corporation, Riverstone Networks and Arsenal Digital Solutions.

        Michael Diament, 35, is a Portfolio Manager and Director of Bankruptcies and Restructurings for Renegade Swish, LLC which, through various contractual agreements, provides personnel services to Amalgamated Gadget, LP, the investment manager for R2 Investments, LDC. From January 2001 to December 2002, Mr. Diament served as Portfolio Manager for Acme Widget, LP. From February 2000 until January 2001, Mr. Diament was a Senior Research Analyst for Sandell Asset Management, an investment management firm and served as Vice President of Havens Advisors, an investment management firm, from July 1998 to January 2000.

        Saul E. Burian, 40, is a Director in the New York office of Houlihan, Lokey, Howard & Zukin ("Houlihan") and splits his practice between Restructuring Advisory and Distressed M&A. Mr. Burian has served as a Director of Houlihan since March 2001 and he presently manages its Distressed M&A Northeast Region. From November 1988 through February 2001, Mr. Burian was a Partner of the New York law firm, Kramer Levin Naftalis & Frankel LLP and specialized in the area of creditors' rights and bankruptcy. He has been a member of the committee on bankruptcy and corporate reorganization of the Association of the Bar of the City of New York and has been approved by the chief bankruptcy judge of the Southern District of New York to serve as a court-certified bankruptcy mediator. Mr. Burian is a member of the City of New Rochelle Waterfront Commission, and a director of the New York Chapter of the Turnaround Management Association and of S/A/R Academy of Riverdale.

Director Election and Terms of Office

        Messrs. Shulman, Ressner, Diament and Burian will serve for a three-year term to extend until the 2007 annual meeting of stockholders. Messrs. Lerer and Hilson will serve for a two-year term to extend until the 2006 annual meeting of stockholders. Messrs. Haft, McBride and LeBlanc will serve for a one-year term to extend to the 2005 annual meeting of stockholders. In each case, the term of their successors will extend for three years and until the election and qualification of their respective successors, or in any case their earlier death, incapacity, resignation or removal.

        Upon the expiration of their initial terms, the seats held by the Class 1 directors will be filled by election by vote of the holders of the Multi-Vote Common Stock only, voting as a separate class; the seats of the Class 3 directors will be filled by election by vote of the holders of the Ordinary Common Stock only, voting as a separate class; and the seats of the Class 2 directors and their successors will be filled by election by vote of the holders of the Multi-Vote Common Stock and the Ordinary Common Stock, voting together as though one class, in which vote the Multi-Vote Common Stock will be entitled to cast 50 percent of the entire vote. In addition, directors assigned to these classes can be removed, with or without cause, only by the vote of the holders of the class or classes of common stock entitled to participate in their election, except that the Class 3 directors may be so removed before the third anniversary of the Effective Date only for cause. Moreover, the filing of vacancies in these classes by the Board before the end of a director's term requires approval of the other directors of the class, subject to certain qualifications and provisions of Magellan's certificate of incorporation and bylaws. The holders of the Multi-Vote Common Stock and the Ordinary Common Stock are also entitled to a separate class vote on any amendment of these voting rights or any other amendment of Magellan's certificate of incorporation that would adversely affect their special rights or privileges. When the Minimum Hold Condition is no longer satisfied, the special voting powers of the Multi-Vote Common Stock and Ordinary Common Stock will terminate at such time and all the directors will then be elected by all the common stockholders voting together on the basis of one vote per share.

Arrangements Regarding the Nomination of Directors

        The individuals selected as directors of the Company as of the Effective Date were selected in accordance with provisions of the Plan by agreement of parties in interest in the chapter 11 proceedings and as approved by the Bankruptcy Court pursuant to the Confirmation Order. To the best of the Company's knowledge, there is no agreement or arrangement whereby any such director will be re-nominated or any other individual will be nominated or selected to serve as a director of Magellan. However, certain provisions of the Company's certificate of incorporation and bylaws govern the nomination and election of Magellan's directors. In accordance with the Company's bylaws, Magellan's Board of Directors is required to nominate for election at each annual meeting of stockholders candidates who, if elected, will cause a majority of the members of the Board of Directors of the Company to be independent directors, as determined in accordance with the listing standards of NASDAQ (and to meet certain other requirements regarding independence for membership on the audit and executive compensation committee of the Board, as also as specified in the bylaws). Nominations may also be made by stockholders in accordance with certain procedures established by the bylaws and nominations not made in compliance with the requirements established thereby may not be given effect. Such provisions regarding stockholder nominations do not, however, limit nominations made by a holder of Multi-Vote Common Stock. Class 1 Directors may only be elected by the holders of Multi-Vote Common Stock and Class 3 Directors may only be elected by holders of Ordinary Common Stock. For further information regarding the selection of directors, see Item 1. "Business—Emergence from Chapter 11" and "—Cautionary Factors—Significant Stockholder."

Nominations of Candidates for Election as Directors

        The Company does not currently have a Nominating Committee. As previously disclosed above, the current directors' terms extend until the 2005 Annual Shareholders' Meeting at the earliest. In addition to the nomination by the Board of candidates for election to the Board, candidates may be nominated by any shareholder of the Corporation entitled to notice of, and to vote at, any meeting called for the election of directors. Shareholder nominations are required to be in writing and to be sent to the Secretary of the Company.

Audit Committee

        The Company has appointed a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Michael Ressner (Committee Chairman), Robert Haft and William McBride. The Company's Board of Directors has determined that each of Messrs. Ressner, Haft and McBride is independent as that term is defined by the NASDAQ listing standards. The Company's Board of Directors has identified Michael P. Ressner as its Audit Committee Financial Expert, as defined by Item 401 of Regulation S-K. Mr. Ressner is an independent Board member, as defined by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Audit Committee has adopted a written charter pursuant to which the Audit Committee, among other things, provides assistance to the Company's Board of Directors in its oversight of the Company's accounting and financial reporting processes, and is responsible for the appointment, compensation, retention and oversight of the Company's independent auditors.

Executive Officers of the Registrant

Name	Age	Position
Steven J. Shulman	52	Chairman and Chief Executive Officer
René Lerer, M.D.	48	President and Chief Operating Officer
Mark S. Demilio	48	Executive Vice President, Chief Financial Officer
Megan M. Arthur	41	Executive Vice President, General Counsel
Anthony M. Kotin	51	Executive Vice President, Chief Marketing and Strategy Officer
Jeff D. Emerson	56	Executive Vice President, Chief Information Officer

        Information for Steven J. Shulman and René Lerer, M.D. is presented above under "Directors".

        Mark S. Demilio became Chief Financial Officer of the Company in October 2001. Mr. Demilio served as Executive Vice President, General Counsel of the Company from July 1999 and as Executive Vice President, Finance and Legal from December 2000. Prior thereto, Mr. Demilio was with Youth Services International, Inc., a publicly traded company that managed residential treatment centers for behaviorally troubled youth and behavioral treatment programs in juvenile correction facilities, serving as Executive Vice President, Business Development and General Counsel from March 1997 and Chief Financial Officer from June 1998. Prior thereto, Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore, Maryland-based law firm.

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

        Anthony M. Kotin became Executive Vice President, Chief Marketing and Strategy Officer in October 2003. Mr. Kotin previously served in various positions with Mercer Human Resource Consulting, most recently as the National Leader for Knowledge and Service Development for the health and group practice from April 2001 to September 2003, and also as Principle from August 1999 to June 2000. Mr. Kotin served as Senior Vice President of Operations at IHCG from July 2000 to March 2001. Prior thereto, he served as National Chief Medical Officer for Prudential Healthcare, Inc. from July 1997 to July 1999. Before joining Prudential, Mr. Kotin served as the National Practice Leader for Clinical Operations and Analysis in the integrated healthcare consulting practice of Towers Perrin from October 1994 to June 1997.

        Jeff D. Emerson became Executive Vice President, Chief Information Officer in March 2003. Prior to joining the Company, Mr. Emerson served as President of CIGNA HealthCare's Mid-Atlantic Region from 2001 to 2002. Before joining CIGNA, he was Chief Operating Officer of Digital

Insurance, a start-up Internet broker of health and related insurance plans that he helped found from 1999 to 2001. Prior thereto, Mr. Emerson served as President and Chief Executive Officer of NYLCare Health Plans of the Mid-Atlantic from 1987-1999. Prior thereto, he served as Chief Executive Officer for the start-up operations of SkyTel, Inc. from 1986 to 1987. Mr. Emerson has also served previously in a variety of leadership positions with Informatics General Corporation, Stentran Systems, Inc. and Boeing Computer Services.

Code of Ethics

        In March 2004, the Company adopted a code of ethics that applies to its chief executive officer, chief financial officer and controller. The Company has posted the text of such code of ethics on its website at http://www.magellanhealth.com. The Company intends to post on its website any amendments to, or waivers from, its Code of Ethics applicable to its senior officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, certain officers and persons who own more than 10.0 percent of the common stock of the Company to file reports of ownership and changes in ownership with the SEC and furnish copies of such reports to the Company. Based solely on a review of the copies of such forms furnished to the Company during fiscal 2003, or written representations that no other reports were required, the Company believes that all persons who are required to comply with the Section 16(a) filing requirements during fiscal 2003 with respect to the Company's common stock have complied with such filing requirements on a timely basis, other than as described below. Magellan's reorganization proceeding occasioned uncertainties concerning the status of certain executives as officers required to make such reports, resulting in their making Section 16(a) filings late when such uncertainties were resolved in connection with the consummation of the Plan, as follows:

  •
  Jeff Emerson filed a Form 3 approximately 306 days late; and

  •
  Anthony Kotin filed a Form 3 approximately 66 days late.

         In addition, commencing with the Effective Date and until the date of this report, certain Section 16(a) reports have been filed late. These reports were required with respect to the consummation of the Plan and related stock ownership transactions and clarification of the impact of the filing requirements on these transactions and the need to obtain EDGAR filings codes by persons not previously required to have such codes in order to file such reports resulted in the following late filings:

  •
  Dr. Rene Lerer filed a Form 4 one day late;

  •
  Mark Demilio, Megan Arthur and Jeff West filed Form 4s three days late;

  •
  William McBride filed a Form 3 four days late;

  •
  Anthony Kotin filed a Form 4 six days late;

  •
  Jeff Emerson filed a Form 4 seven days late; and

  •
  Robert Haft filed a Form 4 twenty-one days late.

Item 11. Executive Compensation

Executive Compensation

        The following table sets forth, for the fiscal year ended December 31, 2003, the two preceding fiscal years ended September 30, 2002 and 2001, respectively, and the three-month transition period ended December 31, 2002, the compensation paid by the Company to the Company's Chief Executive

Officer and the Company's four next most highly compensated executive officers serving at December 31, 2003 (collectively, the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
								Awards		Payouts
Name and Principal Position	Period	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/ SARS(#)(1)	LTIP Payouts	All Other Compensation(2)
Steven J. Shulman (3) Chief Executive Officer and Chairman of the Board	12-03 12-02 9-02 9-01	$	— — — —	$	— — — —	$	— — — —	— — — —	— — — —	$ — — — —	$	— — — —
René Lerer, M.D. (4) President and Chief Operating Officer	12-03 12-02 9-02 9-01		— — — —		— — — —		— — — —	— — — —	— — — —	— — — —		— — — —
Mark S. Demilio (5) Executive Vice President, Chief Financial Officer	12-03 12-02 9-02 9-01		400,000 105,417 324,375 310,333		66,660 25,000 50,000 30,000		— — — —	— — — —	— — — —	— — — —		5,981 — 38,000 38,630
Henry T. Harbin, M.D. (6) former Chairman of the Board	12-03 12-02 9-02 9-01		516,667 150,000 600,000 800,000		— — — —		— — — —	— — — —	— — —100,000	— — — —		5,837 — 103,000 159,195
Megan M. Arthur (7) Executive Vice President, General Counsel	12-03 12-02 9-02 9-01		260,000 65,000 245,417 200,833		21,665 — — 7,374		— — — —	— — — —	— — — 12,000	— — — —		5,958 — 31,929 21,771

(1)
Represents the number of stock options granted during the period under the Company's pre-petition stock option plans.

(2)
For the year ended December 31, 2003, includes contributions to the Company's 401(k) plans.

For the year ended September 30, 2002, includes: (i) contributions to the Company's 401(k) plans of $5,500, $5,500 and $6,079 for Mr. Demilio, Dr. Harbin and Ms. Arthur, respectively, and (ii) contributions by the Company deposited in trust pursuant to the Company's SAP of $97,500, $32,500 and $25,850 for Dr. Harbin, Mr. Demilio and Ms. Arthur, respectively, for the calendar year 2002.

For the year ended September 30, 2001, includes: (i) contributions to the Company's 401(k) plans of $3,195, $6,130 and $5,571 for Dr. Harbin, Mr. Demilio and Ms. Arthur, respectively and (ii) contributions by the Company deposited in trust pursuant to the Company's SAP of $156,000, $32,500 and $16,200 for Dr. Harbin, Mr. Demilio and Ms. Arthur, respectively, for the calendar year 2001.

(3)
Mr. Shulman became Chief Executive Officer in December 2002. In fiscal 2003, he was compensated by HPI, which in turn was paid by the Company via a consulting agreement. See further discussion of the HPI consulting agreement below under Item 13—"Certain Relationships and Related Transactions". Mr. Shulman entered into an employment agreement with the Company on the Effective Date. See "Employment Agreements" below.

(4)
Dr. Lerer became Chief Operating Officer in January 2003 and President in October 2003. In fiscal 2003, he was compensated by HPI, which in turn was paid by the Company via a consulting agreement. See further discussion of the HPI consulting agreement below under Item 13—"Certain Relationships and Related Transactions". Dr. Lerer entered into an employment agreement with the Company on the Effective Date. See "Employment Agreements" below.

(5)
Mr. Demilio became Executive Vice President, Chief Financial Officer in October 2001.

(6)
Dr. Harbin's tenure as Chairman of the Board of Directors extended until the Effective Date.

(7)
Ms. Arthur became Executive Vice President, General Counsel in October 2001.

Option/SAR Grants in Last Fiscal Year

        There were no options to purchase pre-petition common stock granted by the Company in fiscal 2003. All outstanding options to purchase pre-petition common stock were canceled as of the Effective

Date. In January and February of 2004, options to purchase shares of the Ordinary Common Stock of the Company were granted as follows:

Individual Grants

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
	Number of Securities Underlying Options/SARs Granted (#)		Percentage of Total Options Granted to Employees (%)
Name				Exercise of Base Price Per Share ($)	Expiration Date
						5%	10%
Steven J. Shulman	413,002 619,505 413,004	(2) (3) (4)	9.7 14.5 9.7	11.91 10.43 11.91	1/5/2014 1/5/2014 1/5/2014	10,890,863 17,253,214 10,890,915	20,253,618 31,297,393 20,253,716
René Lerer, M.D.	247,802 371,703 247,802	(2) (3) (4)	5.8 8.7 5.8	11.91 10.43 11.91	1/5/2014 1/5/2014 1/5/2014	6,534,539 10,351,929 6,534,539	12,152,210 18,778,436 12,152,210
Mark S. Demilio	165,201 247,802 165,201	(2) (3) (4)	3.9 5.8 3.9	11.91 10.43 11.91	1/5/2014 1/5/2014 1/5/2014	4,356,350 6,901,286 4,356,350	8,101,457 12,518,957 8,101,457
Megan M. Arthur	26,664 13,336	(5) (6)	0.6 0.3	12.39 23.52	1/5/2014 2/4/2014	838,050 270,721	1,529,980 616,790

(1)
The Company is required by the Securities and Exchange Commission to use a 5.0 percent and 10.0 percent assumed rate of appreciation over the ten-year option term. This does not represent the Company's estimate or projection of the future Common Stock price. If the Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(2)
Options vest in 33 percent increments on January 5 of each of 2005, 2006 and 2007. Options are exercisable only if the market price of the common stock has increased from January 5, 2004 through the determination date at a cumulative rate of 16 percent per annum, with daily compounding, over $11.91 per share. The determination of whether these options are exercisable shall be determined on each trading day occurring on or after a vesting date and shall be based on the average closing prices of the common stock for each of the 20 consecutive trading days ending on each such determination date. In all events, the options fully vest and are exercisable on January 5, 2011.

(3)
Options vest in 33 percent increments on January 5 of each of 2005, 2006 and 2007. Options are exercisable only if the market price of the common stock has increased from January 5, 2004 through the determination date at a cumulative rate of 10 percent per annum, with daily compounding, over $11.91 per share. The determination of whether these options have become exercisable shall be determined on each trading day occurring on or after a vesting date and shall be based on the average closing prices of the common stock for each of the 20 consecutive trading days ending on each such determination date. In all events, options shall become fully vested and exercisable on January 5, 2011.

(4)
Options vest, and become exercisable, in 33 percent increments on January 5, of each of 2005, 2006 and 2007.

(5)
Options vest, and become exercisable, as follows: 25 percent on each of January 5, 2006 and 2007, and 50 percent on January 5, 2008.

(6)
Options vest, and become exercisable, in 25 percent increments on January 5, of each of 2005, 2006, 2007 and 2008.

Aggregated Option/SAR Exercises in Fiscal 2003, and Option/SAR Values at December 31, 2003

        No Named Executive Officer exercised options to purchase shares of pre-petition common stock of the Company during the fiscal year ended December 31, 2003. The pre-petition common stock and all outstanding options to purchase shares of stock were canceled as of the Effective Date. The following table sets forth the number and value of outstanding options to purchase pre-petition common stock as of December 31, 2003. No options held by any Named Executive Officer were "In-the-Money Options" as of December 31, 2003.

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2003		Value of Unexercised In-the-Money Options/SARs at December 31, 2003 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Shulman	—	—	—	—	—	—
René Lerer, M.D.	—	—	—	—	—	—
Mark S. Demilio	—	—	205,000	—	—	—
Henry T. Harbin, M.D.	—	—	563,068	—	—	—
Megan M. Arthur	—	—	49,664	—	—	—

(1)
The closing per share price for the pre-petition common stock of the Company as reported on the Over-the-Counter Bulletin Board on December 31, 2003 was $0.08.

Aggregated Option/SAR Exercises since the Effective Date, and Option/SAR Values as of March 4, 2004

        No Named Executive Officer has exercised options to purchase shares of the Ordinary Common Stock of the Company since the Effective Date. The following table sets forth the number and value of outstanding options to purchase shares of the Ordinary Common Stock at March 4, 2004.

			Number of Securities Underlying Unexercised Options/SARs at March 4, 2004		Value of Unexercised In-the-Money Options/SARs at March 4, 2004 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Shulman	—	—	—	1,445,511	—	23,307,833
René Lerer, M.D.	—	—	—	867,307	—	13,984,706
Mark S. Demilio	—	—	—	578,204	—	9,323,127
Henry T. Harbin, M.D.	—	—	—	—	—	—
Megan M. Arthur	—	—	—	40,000	—	451,970

(1)
The closing per share price for the Ordinary Common Stock as reported on the Nasdaq National Market on March 4, 2004 was $27.40.

Compensation of Directors

        Pursuant to a January 5, 2004 Board resolution, in return for their services on behalf of the Company as directors, the individuals who serve as members of the Board of Directors after the Effective Date will receive the compensation listed below; provided however, that no compensation shall be given to those members who are employees of either the Company or Onex (or its affiliates):

  (a)
  An annual retainer equaling $25,000.00, payable on a quarterly basis;

  (b)
  An annual payment equaling $15,000.00, payable on a quarterly basis, to each member of the Audit Committee;

  (c)
  An annual payment equaling $10,000.00, payable on a quarterly basis, to the Audit Committee Chairman;

  (d)
  An annual payment equaling $10,000.00, payable on a quarterly basis, to the Compensation Committee Chairman;

  (e)
  $2,000.00 for each Board meeting attended by the member in person;

  (f)
  $1,000.00 for each Board meeting attended by the member via telephone; and

  (g)
  $1,000.00 for each Committee meeting attended, whether such meeting is attended in person or via telephone.

        In addition, on January 5, 2004 the Board approved, as further compensation for the services of those directors commencing service on the Board in 2004 (as of January 21, 2004) who are not members of management and not associated with Onex, a grant of 2,152 shares of Ordinary Common Stock plus the number of additional shares of Ordinary Common Stock equivalent to $13,333 divided by 85 percent of the average closing price of the shares in Nasdaq trading for the 20 consecutive trading days following the Effective Date, which was 567 shares, for a total grant of 2,719 shares. Such shares may not be sold by a director until January 5, 2006 or the earlier termination of a director's service and in compliance with certain regulatory requirements. This action did not provide for (nor does it prohibit) a grant of stock compensation for service as a director in any future year (i.e., after the 2005 annual meeting of shareholders).

Employment Agreements

        Steven J. Shulman and René Lerer, M.D. The Company entered into a consulting agreement with HPI, a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D., on December 4, 2002, as described in Item 13 below. This consulting agreement remained in effect through fiscal 2003 and until the Effective Date. Upon the Effective Date, the following employment agreements were entered into by Mr. Shulman and Dr. Lerer as described below.

        Steven J. Shulman. Under the Employment Agreement between Mr. Shulman and Magellan Health Services, Inc., effective January 5, 2004, Mr. Shulman will serve as Chairman and Chief Executive Officer and member of the Board of Directors of the Company. The Agreement is for a three-year term beginning on the Effective Date, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the Agreement. The Company will pay Mr. Shulman a base salary of $1,000,000 per year, with annual review for increase by the Board or a duly authorized committee thereof. Mr. Shulman is entitled to an annual target bonus opportunity of 100 percent of base salary, subject to achievement of performance targets fixed by the Board or a duly authorized committee thereof. Under the Agreement, the Company granted Mr. Shulman 83,963 fully-vested shares of Ordinary Common Stock on the Effective Date. The Agreement also provided for Mr. Shulman to purchase on the Effective Date for $1,000,000 in cash 83,963 fully-vested shares of Ordinary Common Stock for $11.91 per share in cash, the average price paid by Onex for all of the shares of common stock it acquired in connection with the Plan. Mr. Shulman will receive a cash payment equal to a portion of the income taxes that he may incur as a result of such purchase. Additionally, under the Agreement, the Company granted to Mr. Shulman options to purchase a total of 1,445,511 shares of Ordinary Common Stock with a ten-year term as noted in the "Individual Grants" table above. The Agreement provides for benefits commensurate with Mr. Shulman's position. The Agreement also provides for severance payments upon termination by the Company as follows:

  •
  Termination without cause or termination with good reason (as defined) by Mr. Shulman: Upon any such termination, Mr. Shulman would receive two times the sum of base salary plus target bonus payable in a single cash installment immediately after termination, pro-rata target bonus for the year in which termination occurs, accelerated vesting of all outstanding equity awards not yet vested, with all vested options remaining exercisable for three years after termination, and continued participation by himself and his eligible dependents in various benefits programs for a two-year period.

  •
  Termination in connection with, or within three years after, a change in control (as defined): Upon any such termination, Mr. Shulman would receive three times the sum of base salary plus target bonus payable in a single cash installment immediately after termination, pro-rata target bonus for the year in which termination occurs, accelerated vesting of all outstanding equity awards not yet vested, with all vested options remaining exercisable for three years after termination, and continued participation by himself and his eligible dependents in various benefits programs for a three-year period.

        René Lerer, M.D. Under the Employment Agreement between Dr. Lerer and Magellan Health Services, Inc., effective January 5, 2004, Dr. Lerer will serve as President and Chief Operating Officer and member of the Board of Directors of the Company. The Agreement is for a three-year term beginning on the Effective Date, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the Agreement. The Company will pay Dr. Lerer a base salary of $600,000 per year, with annual review for increase by the Chief Executive Officer, subject to approval of the Board or a duly authorized committee thereof. Dr. Lerer is entitled to an annual target bonus opportunity of 75 percent of base salary, subject to achievement of performance targets fixed by the Board or a duly authorized committee thereof. Under the Agreement, the Company granted Dr. Lerer 50,378 fully-vested shares of Ordinary Common Stock on the Effective Date. Additionally, under the Agreement, the Company granted to Dr. Lerer options to purchase a total of 867,307 shares of Ordinary Common Stock with a ten-year term as noted in the "Individual Grants" table above. The Agreement provides for benefits commensurate with Dr. Lerer's position. The Agreement also provides for severance payments upon termination by the Company as follows:

  •
  Termination without cause or termination with good reason (as defined) by Dr. Lerer: Upon any such termination, Dr. Lerer would receive two times the sum of base salary plus target bonus payable in a single cash installment immediately after termination, pro-rata target bonus for the year in which termination occurs, accelerated vesting of all outstanding equity awards not yet vested, with all vested options remaining exercisable for three years after termination, and continued participation by himself and his eligible dependents in various benefits programs for a two-year period.

  •
  Termination in connection with, or within three years after, a change in control (as defined): Upon any such termination, Dr. Lerer would receive three times the sum of base salary plus target bonus payable in a single cash installment immediately after termination, pro-rata target bonus for the year in which termination occurs, accelerated vesting of all outstanding equity awards not yet vested, with all vested options remaining exercisable for three years after termination, and continued participation by himself and his eligible dependents in various benefits programs for a three-year period.

        Mark S. Demilio. Under the Employment Agreement between Mr. Demilio and Magellan Health Services, Inc., effective January 5, 2004, Mr. Demilio will serve as Executive Vice President and Chief Financial Officer of the Company. The Agreement is for a three-year term beginning on the Effective Date, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the Agreement. The Company will pay Mr. Demilio a base salary of $500,000 per year, with annual review for increase by the Chief Executive Officer, subject to approval of the Board or a duly authorized committee thereof. Mr. Demilio is entitled to an annual target bonus opportunity of 60 percent of base salary, subject to achievement of performance targets fixed by the Board or a duly authorized committee thereof. Under the Agreement, the Company granted Mr. Demilio 33,585 fully-vested shares of Ordinary Common Stock on the Effective Date. Additionally, under the Agreement, the Company granted to Mr. Demilio options to purchase a total of 578,204 shares of Ordinary Common Stock with a ten-year term as noted in the "Individual Grants" table above. The Agreement provides for benefits commensurate with Mr. Demilio's position. The Agreement also provides for severance payments upon termination by the Company as follows:

  •
  Termination without cause or termination with good reason (as defined) by Mr. Demilio: Upon any such termination, Mr. Demilio would receive two times the sum of base salary plus target bonus payable in a single cash installment immediately after termination, pro-rata target bonus for the year in which termination occurs, accelerated vesting of all outstanding equity awards not yet vested, with all vested options remaining exercisable for three years after termination, and continued participation by himself and his eligible dependents in various benefits programs for a two-year period.

  •
  Termination in connection with, or within three years after, a change in control (as defined): Upon any such termination, Mr. Demilio would receive three times the sum of base salary plus target bonus payable in a single cash installment immediately after termination, pro-rata target bonus for the year in which termination occurs, accelerated vesting of all outstanding equity awards not yet vested, with all vested options remaining exercisable for three years after termination, and continued participation by himself and his eligible dependents in various benefits programs for a three-year period.

        Henry T. Harbin, M.D.    As of the Effective Date, Dr. Harbin was replaced as Chairman of the Board by Mr. Shulman. Dr. Harbin remained an employee of the Company from that time up to the termination date of his employment agreement, which expired on March 17, 2004. The Company and Dr. Harbin have entered into a consulting agreement, effective as of March 18, 2004, under which Dr. Harbin will provide services on behalf of the Company on an as-needed basis.

        Megan M. Arthur.    The Company has an Employment Agreement with Ms. Arthur effective November 1, 2003 for a term extending to May 22, 2004, unless terminated earlier in accordance with terms of the agreement. Thereafter the agreement will automatically renew for thirty-day periods, unless terminated sooner as provided in the agreement, until January 31, 2005. Under the agreement, Ms. Arthur will serve the Company as General Counsel or Deputy General Counsel, or a comparable position as the Company determines from time to time. The agreement provides for a base salary of $270,000 per year and benefits commensurate with Ms. Arthur's position.

Benefit Plans

        Annual Incentive Plan.    In fiscal year 2003, the executive officers were eligible for participation in the Short-Term Incentive Plan ("STIP"), which was designed to award officers (and other employees) for meeting or exceeding specific financial targets approved by the Compensation Committee for fiscal year 2003. The Target Bonus Award levels for the executive officers range from 50.0 percent to 60.0 percent of base salary, and based on performance in relation to goals, the amount of bonus can range from 0 percent to 200 percent of target percentage. Incentive Awards are funded based on meeting or exceeding threshold goals and are awarded based on corporate and individual performance. Based on the financial results attained for fiscal year 2003, the STIP was funded at 120 percent and bonuses were paid in the first quarter of 2004.

        2003 Management Incentive Plan.    This plan replaces the Company's former 1994, 1996, 1997 and 1998 Stock Option Plans and the 2000 Long-Term Incentive Plan, all of which were terminated as of the Effective Date. The 2003 Management Incentive Plan (the "MIP"), which is administered by the Compensation Committee of the Board, allows approval of several types of long-term incentives including stock options, stock appreciation rights, restricted stock awards and stock units. A total of 6,373,689 shares of Ordinary Common Stock have been reserved for issuance pursuant to the MIP over a period not to exceed ten years after the Effective Date. Pursuant to the MIP and their employment agreements, as of the Effective Date, options to purchase 2,891,022 shares of Ordinary Common Stock and restricted stock awards for 167,926 shares of Ordinary Common Stock were issued to the three senior executive officers of the Company (Mr. Shulman, Dr. Lerer and Mr. Demilio). Stock options covering 1,376,400 additional shares were issued to other members of management of the Company in connection with the consummation of the Plan, leaving 2,106,267 options issuable under the MIP. The options to executive officers were granted with exercise prices ranging from the reorganization value under the Plan, as set forth in the Plan's disclosure statement ($10.43 per share), to the average price paid by Onex for all of the shares it acquired in connection with the Plan ($11.91 per share). The options granted to other members of management have exercise prices ranging from the price paid in the Onex Investment ($12.39 per share) to the price that is 85 percent of the average closing price of the common stock over the first 20 trading days ($23.52 per share).

        The maximum number of shares of Ordinary Common Stock that may be granted or measured to any individual participant under the MIP in any one calendar year may not exceed 2,000,000. The MIP allows the Compensation Committee flexibility in developing appropriate long-term incentive strategies to retain the Company's key executive officers. The Compensation Committee is authorized, subject to the provisions of the MIP, to make and administer grants under the MIP, and to establish such rules as it deems necessary for the proper administration of the MIP.

        Executive Benefits Plan.    The Magellan Health Services, Inc. Supplemental Accumulation Plan (the "SAP"), was approved by the Compensation Committee for plan year 2000. The SAP, a calendar year based plan, is funded through a fixed component that has been structured to provide an incentive for executive officers to remain with the Company. It may also be funded by the executive officers through voluntary deferrals of base and/or incentive compensation. Annually, the Compensation Committee approves the fixed percentage contribution for the Executive Officers. For calendar 2003, the Chief Executive Officer and other executive officers were each eligible for a Company contribution of 11 percent of base salary. Both Company and voluntary contributions are paid to a trust and invested in one or more mutual funds selected by the respective executive officer.

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

        Key Employee Retention Plan.    Subsequent to the Commencement Date, the Board of Directors adopted and the Bankruptcy Court approved the Key Employee Retention Plan ("KERP"). The purpose of KERP is to provide supplemental compensation to certain employees, including certain executive members of management, in order to retain such employees through the Company's financial restructuring process. KERP does not include individuals retained by the Company pursuant to the consulting agreement with HPI. KERP supplemental compensation awards range up to 50.0 percent of base salary and were paid 33 percent on July 31, 2003, and the remainder on February 19, 2004, 45 days after consummation of the plan of reorganization.

Certain Compensation Expenses

        Based on the terms established for certain of the stock and option compensation arrangements provided for members of management under the Plan and implemented on the Effective Date and shortly thereafter, as described above, the related compensation expense will be charged against the Company's income periodically over subsequent periods as described in Note 8—"Stockholders Equity—Stock Option Plans" to the accompanying audited consolidated financial statements set forth elsewhere herein.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2003, the Compensation Committee was comprised of former Board members, Gerald L. McManis and James B. Williams, each a non-employee director. Mr. Williams was affiliated with the Texas Pacific Group, which previously engaged in certain transactions with the Company. Neither Mr. McManis nor Mr. Williams engaged in related party transactions with the Company.

        The new Compensation Committee, effective as of the Effective Date and as of the date hereof, consists of Messrs. Burian, Diament and Haft, each a non-employee director. Mr. Burian and Mr. Haft are affiliated with entities that have engaged in certain transactions with the Company or the Company's affiliates. Mr. Diament has not engaged in related party transactions with the Company or its affiliates.

        None of the Company's executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serves on the Company's Board or on the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

Security Ownership of Management

        Information with respect to securities authorized for issuance under equity compensation plans is provided in Item 5 of Part I of this Form 10-K, and is incorporated herein by reference.

        The following table sets forth information concerning the beneficial ownership of Ordinary Common Stock by: (i) directors, (ii) Named Executive Officers and (iii) directors and executive officers as a group, as of March 4, 2004.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Class (3)
Steve Shulman (4)	167,926	*
René Lerer, M.D. (5)	50,378	*
Robert M. LeBlanc (6)	5,166	*
Mark L. Hilson (6)	4,583	*
Saul E. Burian (7)	2,719	*
Michael Diament (7)	2,719	*
Michael P. Ressner (7)	2,719	*
William J. McBride (7)	2,719	*
Robert Haft (8)	85,573	*
Mark Demilio (9)	33,617	*
Henry Harbin (10)	206	*
Megan Arthur (11)	6	*
All directors and executive officers as a group (14 persons) (12)	358,395	1.3%

*
Less than 1.0 percent of total outstanding.

(1)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by the directors and executive officers.

(2)
Shares shown as beneficially owned do not include any stock options, as no options held by such individuals are exercisable within 60 days of March 4, 2004.

(3)
Based on an aggregate of 26,900,268 shares of Ordinary Common Stock issued and outstanding as of March 4, 2004 plus, in determining percentage ownership, shares that are considered to be beneficially owned as a result of the ability to exercise warrants and in respect of the conversion of shares of Multi-Vote Common Stock into Ordinary Common Stock by the individuals involved.

(4)
Represents 83,963 shares of restricted stock granted to Mr. Shulman under the MIP, and an additional 83,963 shares purchased by Mr. Shulman, as stipulated in his employment agreement.

(5)
Represents restricted stock granted to Dr. Lerer under the MIP, as stipulated in his employment agreement.

(6)
Represents the shares of Ordinary Common Stock considered beneficially owned by reason of a pecuniary interest held by Messrs. Hilson and LeBlanc in shares of Multi-Vote Common Stock owned by Onex. Excludes shares of Multi-Vote Common Stock beneficially owned by Onex, of which Messrs. Hilson and LeBlanc may be considered beneficial owners by virtue of their positions as executives of Onex. See below.

(7)
Represents shares granted to directors whom are neither employees of the Company nor affiliated with Onex as additional compensation for their services on behalf of the Company.

(8)
Robert Haft is the Principal Manager of Morgan Noble LLC, which acquired 82,854 shares of Multi-Vote Common Stock from Magellan Holdings LP ("Holdings") in January 2004. The Multi-Vote Common Stock automatically converted to Ordinary Common Stock upon the sale. Mr. Haft maintains a 95 percent economic interest in Morgan Noble LLC, and his spouse has an economic interest in the remaining 5 percent of Morgan Noble LLC. As Principal Manager, Mr. Haft maintains voting and dispositive power with respect to these shares.

(9)
Represents 33,585 shares of restricted stock granted to Mr. Demilio under the MIP, as stipulated in his employment agreement, plus 32 shares acquired as part of the Plan in respect of shares of pre-petition common stock converted into Ordinary Common Stock, plus 32 additional shares which Mr. Demilio has the right to purchase pursuant to the warrants he received under the Plan in respect of shares of pre-petition common stock. The shares subject to such warrants were added to the issued and outstanding shares as of March 4, 2004 in order to determine the percentage of the class beneficially owned by Mr. Demilio.

(10)
Although a Named Executive Officer in 2003, as of the Effective Date, Dr. Harbin was replaced as Chairman of the Board of Directors. On the Effective Date, the shares of the Company's previously authorized common stock owned by Dr. Harbin were converted in accordance with the Plan into 103 shares of Ordinary Common Stock and warrants to purchase another 103 shares of Ordinary Common Stock. The shares subject to the warrants were added to the issued and outstanding shares as of March 4, 2004 in order to determine the percentage of the class beneficially owned by Dr. Harbin.

(11)
Represents shares and a like number of warrants for shares acquired as part of the Plan in respect of shares of pre-petition common stock converted into three shares of Ordinary Common Stock. The shares subject to the warrants were added to the issued and outstanding shares as of March 4, 2004 in order to determine the percentage of the class beneficially owned by Ms. Arthur.

(12)
Includes the shares listed above plus 16 shares and a like number of warrants for shares acquired by an officer as part of the Plan in respect of pre-petition common stock. The shares subject to the warrants and the shares of Ordinary Common Stock convertible into the shares of Multi-Vote Common Stock were added to the issued and outstanding shares as of March 4, 2004 in order to determine the percentage of the class beneficially owned by such directors and officers as a group.

        The following table sets forth information concerning the beneficial ownership of Multi-Vote Common Stock by: (i) directors, (ii) Named Executive Officers and (iii) directors and executive officers as a group, as of March 4, 2004.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Class (3)
Steve Shulman	—	—
René Lerer, M.D.	—	—
Robert M. LeBlanc (4)	5,166	*
Mark L. Hilson (4)	4,583	*
Saul E. Burian	—	—
Michael Diament	—	—
Michael P. Ressner	—	—
William J. McBride	—	—
Robert Haft	—	—
Mark Demilio	—	—
Henry Harbin	—	—
Megan Arthur	—	—
All directors and executive officers as a group (14 persons)	9,749	*

*
Less than 1.0 percent of total outstanding.

(1)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by the directors and executive officers.

(2)
No options to purchase Multi-Vote Common Stock have been granted.

(3)
Based on an aggregate of 8,469,846 shares of Multi-Vote Common Stock issued and outstanding as of March 4, 2004.

(4)
Represents the shares of Multi-Vote Common Stock considered beneficially owned by reason of a pecuniary interest held by Messrs. Hilson and LeBlanc in shares of Multi-Vote Common Stock owned by Onex. Excludes additional shares of Multi-Vote Common Stock beneficially owned by Onex, of which Messrs. Hilson and LeBlanc are executives. See below.

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information as of March 4, 2004 (except as otherwise noted) with respect to any person known by the Company to be the beneficial owner of more than 5.0 percent of the outstanding Ordinary Common Stock or the Multi-Vote Common Stock:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Multi-Vote Common Stock	Magellan Holdings LP 712 Fifth Avenue New York, NY 10019	8,469,846	100.0%
Ordinary Common Stock	Magellan Holdings LP (2) 712 Fifth Avenue New York, NY 10019	8,469,846	23.9%
Ordinary Common Stock	Amalgamated Gadget LP (3) 301 Commerce Street Suite 2975 Fort Worth, TX 76102	2,459,431	9.1%
Ordinary Common Stock	Paul Tudor Jones (4) c/o Tudor Investment Corporation 1275 King Street Greenwich, CT 06831	2,457,283	9.1%
Ordinary Common Stock	Third Point Management Co LLC (5) 360 Madison Avenue 24th Floor New York, NY 10017	2,047,443	7.6%

(1)
The information regarding the beneficial ownership of Common Stock by such individual or entity is included herein in reliance on its report filed with the United States Securities and Exchange Commission (the "SEC"), except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such person or entity in such report and 26,900,268 shares of Ordinary Common Stock and 8,469,846 shares of Multi-Vote Common Stock issued and outstanding as of March 4, 2004.

(2)
Based upon information set forth in a Schedule 13D filed with the SEC on January 16, 2004. Shares of Ordinary Common Stock are issuable upon conversion of shares of Multi-Vote Common Stock. Onex is the general partner of Onex Partners GP, Inc. ("Partners GP"), which is the general partner of Onex Partners GP LP ("Partners GP LP"), which is the general partner of Onex Partners LP ("Partners"), which is the general partner of Holdings. All of the shares beneficially owned by Holdings may be deemed beneficially owned by each of Partners, Partners GP LP, Partners GP and Onex. Mr. Gerald W. Schwartz is the Chairman of the Board, President and Chief Executive Officer of Onex. Mr. Schwartz, as with the entities above (collectively, the "Reporting Persons"), may be deemed a beneficial owner of the shares of the Ordinary Common Stock beneficially owned by the other Reporting Persons, but disclaims beneficial ownership of such shares. These converted shares were added to the amount of currently issued and outstanding Ordinary Common Stock noted above in (1) in order to determine the percent of class beneficially owned by Holdings. Holdings shares voting and dispositive power of all shares with the other Reporting Persons.

(3)
Based upon information set forth in a Schedule 13G filed with the SEC on January 8, 2004. Amalgamated Gadget LP has sole voting and dispositive power of all shares.

(4)
Based upon information set forth in a Schedule 13G filed with the SEC on January 12, 2004. Amount includes 181,003 shares owned directly by Tudor Proprietary Trading, LLC ("TPT"), 10,582 shares owned by The Altar Rock Fund LP ("Altar Rock"), 1,932,805 shares owned by The Raptor Global Portfolio, Ltd. ("Raptor Portfolio") and 332,893 shares owned by The Tudor BVI Global Portfolio, Ltd. ("BVI Portfolio"). Tudor Investment Corporation ("TIC") is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio. As such, TIC may be deemed to beneficially own the shares of Ordinary Common Stock owned by each of Altar Rock, Raptor Portfolio and BVI Portfolio. TIC expressly disclaims such beneficial ownership. In addition, because Paul Tudor Jones is the controlling shareholder of TIC and the indirect controlling shareholder of TPT, Mr. Jones may be deemed to beneficially own the shares of Ordinary Common Stock deemed beneficially owned by TIC and TPT. Mr. Jones expressly disclaims such beneficial ownership.

(5)
Based upon information set forth in a Schedule 13D filed with the SEC on January 13, 2004. Third Point Management Company LLC shares voting and dispositive power of all shares with Daniel S. Loeb, the managing member of the management company.

        In accordance with a registration rights agreement dated as of January 5, 2004 that was entered into in connection with the consummation of the Plan (the "Registration Rights Agreement"), Holdings (and a permitted transferee) is entitled to have Magellan, subject to certain terms and conditions, register under the Securities Act for public sale the shares of Ordinary Common Stock it may acquire upon conversion of the shares of Multi-Vote Common Stock it owns. Such shares, when registered, may be sold in an underwritten public offering or from time to time in the NASDAQ trading market or by other means, as Holdings may elect, and as is provided in the applicable registration statement. In accordance with the Registration Rights Agreement, Magellan currently expects to register shares of Ordinary Common Stock for sale in the NASDAQ trading market by Holdings commencing in the Spring of 2004, permitting such sales, on the conditions permitted by the agreement, at such time, if ever, and in such amount, if any, as Holdings may choose from time to time. Based solely upon the information contained in Holding's Schedule 13D report dated January 15, 2004 referred to above, the Company has no reason to believe that Holdings (or any permitted transferee thereof) presently intends to so sell publicly any shares of Ordinary Common Stock pursuant to such contemplated registration statement (or otherwise), but Magellan has no control over the timing or amount of any shares that Holdings (or a permitted transferee thereof) may decide to sell.

Equity Compensation Plan Information

        The following table sets forth certain information as of March 4, 2004 with respect to the Management Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,267,422	$12.83	2,106,267
Equity compensation plans not approved by security holders	—	—	—

Total	4,267,422	$12.83	2,106,267

Item 13. Certain Relationships and Related Transactions

        On December 4, 2002, the Company entered into a consulting agreement with Healthcare Partners, Inc. ("HPI"), a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D. (the "HPI Agreement"). Pursuant to the HPI Agreement, HPI, Mr. Shulman and Dr. Lerer, as well as Danna Mezin and Keith Kudla (the "Officers"), became part of the management of the Company, with Mr. Shulman becoming the chief executive officer of the Company. All of the Officers have devoted substantially all of their time to the management of the Company. For such services, the Company has paid to HPI, per the agreement, $250,000 per month for every month or portion thereof from December 2002 through the Effective Date and a bonus payment of $1.95 million based upon the achievement of certain targets under the agreement. This agreement terminated on the Effective Date, at which time Mr. Shulman and Dr. Lerer entered into employment agreements with the Company, as discussed above and Ms. Mezin and Mr. Kudla became employees of the Company.

        Robert M. LeBlanc and Mark L. Hilson are affiliated with Onex. Pursuant to the Plan, Magellan Holdings LP, an affiliate of Onex, purchased 8,552,700 shares of Multi-Vote Common Stock of the Company. In January 2004, Onex sold 82,854 of these shares to Morgan Noble LLC.

        Michael Diament is a Portfolio Manager and Director of Bankruptcies and Restructurings for Renegade Swish, LLC which, through various contractual agreements, provides investment management services to Amalgamated Gadget, LP, the investment manager for R2 Investments, LDC. On the Effective Date, Amalgamated Gadget, LP, for and on behalf of R2 Investments, LDC, acquired beneficial ownership of 3,198,106 shares of Ordinary Common Stock of the Company. On January 6, 2004, Amalgamated LP sold 738,675 shares, leaving it with beneficial ownership of 2,459,431 shares or approximately 9.1 percent of the total shares outstanding as of that date.

        Saul E. Burian is a Director in the New York office of Houlihan, Lokey, Howard & Zukin ("Houlihan"). Houlihan represented the Pre-Petition Unofficial Committee of the Company's Unsecured Noteholders and the Official Committee of Unsecured Creditors of the Company in connection with the Company's financial restructuring process. The Company estimates that the total compensation to be paid to Houlihan for services rendered to the Committees as financial advisor will be approximately $2.9 million in cash, 166,966 shares of Ordinary Common Stock, and $1.8 million of Series B Notes, subject to finalization when the recoveries under the Plan by general unsecured creditors are finalized. In addition, Mr. Burian, as a Director of Houlihan, received an economic interest in 4,000 shares Houlihan received pursuant to the Plan. Mr. Burian did not have record ownership, nor did he possess either investment or dispositive power over the shares; however, Mr. Burian did, as a Director of Houlihan, possess the economic risk and benefit of the ownership of these shares. Such shares were sold by Houlihan shortly following the consummation of the Plan.

        Robert Haft, a Director of the Company, is the Principal Manager of Morgan Noble LLC, which purchased 82,854 shares of Multi-Vote Common Stock from Magellan Holdings LP in January 2004 at $12.07 per share. The Multi-Vote Common stock immediately converted to Ordinary Common Stock upon the transfer of the shares.

Item 14. Principal Accountant Fees and Services

        On May 22, 2002, the Company determined to dismiss its independent auditors, Arthur Andersen LLP, and to engage Ernst & Young LLP to serve as its new independent auditors. The change in auditors became effective May 24, 2002. The determination was approved by Magellan's Audit Committee of the Board of Directors. All fees disclosed below relate to Ernst & Young LLP services.

Audit Fees

        Aggregate fees totaled $1,519,272, $1,076,291 million and $2,871,029 for services such as audits of the consolidated annual financial statements, review of interim consolidated financial statements and audits of various subsidiaries, contracts and joint ventures due to regulatory requirements relating to the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003, respectively.

Audit-Related Fees

        Aggregate fees totaled $191,824, $9,500 and $817,933 for audit-related services during the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003, respectively. Audit-related services included benefit plan audits, and assurance and advisory services including assistance with internal control documentation related to Section 404 of the Sarbanes-Oxley Act of 2002 and assistance with a proposed debt offering in the fiscal year ended September 30, 2002.

Tax Fees

        Aggregate fees totaled $0, $62,080 and $469,413 for tax compliance, tax advice and tax planning services during the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003, respectively. Such services included federal and state and local tax advisory services.

All Other Fees

        Aggregate fees totaled $0, $30,854 and $233,256 for certain services provided in connection with the Company's financial restructuring under chapter 11 of the U.S. Bankruptcy Code, and for unclaimed property advisory services during the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003, respectively.

        The Company's Audit Committee pre-approves all services provided by Ernst & Young LLP. The Company has been advised by Ernst & Young LLP that substantially all of the work done in conjunction with the audit of the Company's financial statements for the year ended December 31, 2003, was performed by permanent full time employees and partners of Ernst & Young LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  Documents furnished as part of the Report:

1.     Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-68 of this Report on Form 10-K.

2.     Financial Statement Schedule

        Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

3.     Exhibits

Exhibit No.	Description of Exhibit
2.1	Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
2.2	First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.
2.3	Asset Purchase Agreement, dated October 16, 1997, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D. and Lawrence Schimmel, M.D., which was filed as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
2.4	First Amendment to Asset Purchase Agreement, dated December 5, 1997, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
2.5	Second Amendment to Asset Purchase Agreement, dated November 18, 1998, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(m) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and is incorporated herein by reference.
2.6	Third Amendment to Asset Purchase agreement, dated December 31, 1998, among the Company; Allied Health Group, Inc.; Gut Management, Inc.; Sky Management Co.; Florida Specialty Network, LTD; Surgical Associates of South Florida, Inc.; Surginet, Inc.; Jacob Nudel, M.D.; David Russin, M.D.; and Lawrence Schimmel, M.D., which was filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, and is incorporated herein by reference.

2.7	Agreement and Plan of Merger, dated October 24, 1997, among the Company; Merit Behavioral Care Corporation; and MBC Merger Corporation, which was filed as Exhibit 2(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, and is incorporated herein by reference.
2.8	Share Purchase Agreement, dated April 2, 1999, by and among the Company; Charter Medical International; S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2.9	Stock Purchase Agreement, dated April 2, 1999, by and among the Company; Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and Grodrunden 515 AB (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(b) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2.10	First Amendment to Share Purchase Agreement, dated April 8, 1999, by and among the Company; Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(c) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2.11	First Amendment to Stock Purchase Agreement, dated April 8, 1999, among the Company; Charter Medical International S.A., Inc. (a wholly owned subsidiary of the Company); Investment AB Bure; and CMEL Holding Limited (a wholly owned subsidiary of Investment AB Bure), filed as Exhibit 2(d) to the Company's current report on Form 8-K, which was filed on April 12, 1999, and is incorporated herein by reference.
2.12	Letter Agreement dated August 10, 1999 by and among the Company; Charter Behavioral Health Systems, LLC; Crescent Real Estate Equities Limited Partnership; and Crescent Operating, Inc., which was filed as Exhibit 2(a) to the Company's current report on Form 8-K, which was filed on September 24, 1999, and is incorporated herein by reference.
2.13	Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 2.1 to the Company's current report on Form 8-K, which was filed on March 12, 2003, and is incorporated herein by reference.
2.14	Second Amendment to the Aetna Master Services Agreement, dated as of March 11, 2003 which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 12, 2003, and is incorporated herein by reference.
2.15	Debtors' First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 99.1 to the Company's current report on Form 8-K, which was filed on March 27, 2003, and is incorporated herein by reference.
2.16	Disclosure Statement for the Debtors' First Amended Joint Plan of Reorganization, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed on March 27, 2003, and is incorporated herein by reference.
2.17	Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 99.1 to the Company's current report on Form 8-K, which was filed on July 29, 2003, and is incorporated herein by reference.
2.18	Disclosure Statement for the Debtors' Second Amended Joint Plan of Reorganization, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed on July 29, 2003, and is incorporated herein by reference.
2.19	Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, and is incorporated herein by reference.

2.20	Disclosure Statement for the Debtors' Third Amended Joint Plan of Reorganization, which was filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, and is incorporated herein by reference.
2.21	Modifications to Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 25, 2003, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed September 30, 2003, and is incorporated herein by reference.
2.22	Modifications to Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated October 8, 2003, which was filed as Exhibit 2.3 to the Company's current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.
2.23	Confirmation of Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, as Modified, which was filed as Exhibit 2.4 to the Company's current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.
2.24	Third Amendment to the Aetna Master Services Agreement, dated as of January 5, 2004 which was filed as Exhibit 2.7 to the Company's current report on Form 8-K, which was filed on January 6, 2004, and is incorporated herein by reference.
2.25	Stock Purchase Agreement, dated December 18, 2003, among the Company and Magellan Holdings LP, which was filed as Exhibit 2.4 to the Company's current report on Form 8-K/A, which was filed on January 7, 2004, and is incorporated herein by reference.
3.1	Certificate of Ownership and Merger merging Magellan Health Services, Inc. (a Delaware corporation) into Charter Medical Corporation (a Delaware corporation), as filed in Delaware on December 21, 1995, which was filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and is incorporated herein by reference.
#3.2	Amended and Restated Certificate of Incorporation of the Company.
3.3	Bylaws of the Company, as in effect on January 5, 2004, which were filed as Exhibit 2.10 to the Company's current report on Form 8-K, which was filed on January 6, 2004, and is incorporated herein by reference.
4.1	Credit Agreement, dated January 5, 2004, among the Company, various lenders listed therein and Deutsche Bank AG, New York Branch, as administrative agent, which was filed as Exhibit 2.2 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
4.2	Indenture, dated as of January 5, 2004, between the Company and HSBC Bank USA, as trustee, relating to the 9 3/8% Series A Senior Notes due 2008 and the 9 3/8% Series B Senior Notes due 2008 of the Company, which was filed as Exhibit 2.3 to the Company's current report on Form 8-K, which was filed January 6, 2004 and is incorporated herein by reference.
4.3	Warrant Agreement, dated as of January 5, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 2.5 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
4.4	Amendment No. 1 to the Warrant Agreement, dated as of January 7, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed January 7, 2004, and is incorporated herein by reference.

4.5	Amended and Restated Warrant Agreement, dated as of January 5, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed January 7, 2004, and is incorporated herein by reference.
4.6	New Aetna Note, dated as of January 5, 2004, issued by the Company to Aetna, Inc., with a final maturity date of December 31, 2005, which was filed as Exhibit 2.6 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.
4.7	New Aetna Warrant to purchase 1.0% of the common stock of the Company, exerciseable on or after January 1, 2006, dated as of January 5, 2004, which was filed as Exhibit 2.8 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
4.8	Registration Rights Agreement, dated as of January 5, 2004, between the Company and Magellan Holdings LP and Aetna, Inc., filed as Exhibit 2.15 to the Company's current report on Form 8-K, which was filed on January 6, 2004, and is incorporated herein by reference.
*10.1	Employment Agreement, dated February 11, 1999, between the Company and Clarissa C. Marques, Ph.D., Executive Vice President of the Company, which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.
10.2	Agreement and Plan of Merger by and among Merit Behavioral Care Corporation; Merit Merger Corp.; and CMG Health, Inc. dated as of July 14, 1997, which was filed as Exhibit 10(ah) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, and is incorporated herein by reference.
10.3	Stock Purchase Agreement, dated as of January 28, 2000, by and among Magellan Health Services, Inc.; Allied Specialty Care Services, Inc.; and Vivra Holdings, Inc., which was filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and is incorporated herein by reference.
10.4	Share Purchase Agreement, dated December 4, 2000 among Green Spring Health Services of Canada Co.; Green Spring Canadian Holding, Inc.; Green Spring Health Services, Inc.; and Family Guidance Group, Inc., which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and is hereby incorporated herein by reference.
10.5	Stock Purchase Agreement, dated as of January 15, 2001, by and among National Mentor, Inc.; Magellan Public Network, Inc.; Magellan Health Services, Inc.; and National Mentor Holdings, Inc., which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and is hereby incorporated herein by reference.
*10.6	Employment Agreement, dated April 15, 2002 between the Company and Jay J. Levin, Executive Vice President and Chief Operating Officer of the Company, which was filed as Exhibit 10(am) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10.7	Engagement Letter, dated December 3, 2002, between and among the Company; Healthcare Partners, Inc.; Steven J. Shulman, Chief Executive Officer of the Company; and Dr. Rene Lerer, which was filed as Exhibit 10(au) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and is incorporated herein by reference.
*10.8	Magellan Health Services, Inc. — Key Employee Retention Program for the year ended December 31, 2003, which was filed as Exhibit 10(aw) to the Company's Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002, which was filed August 12, 2003, and is incorporated herein by reference.

*10.9	Employment Agreement, dated January 5, 2004, between the Company and Steven J. Shulman, Chairman and Chief Executive Officer of the Company, which was filed as Exhibit 2.11 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.
*10.10	Employment Agreement, dated January 5, 2004, between the Company and Dr. Rene Lerer, President and Chief Operating Officer of the Company, which was filed as Exhibit 2.12 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.
*10.11	Employment Agreement, dated January 5, 2004, between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, which was filed as Exhibit 2.13 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.
*10.12	Magellan Health Services, Inc. — 2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
#*10.13	Employment Agreement, dated March 15, 2004, between the Company and Megan M. Arthur, Executive Vice President and General Counsel of the Company.
#*10.14	Magellan Health Services, Inc. — 2003 Short-Term Incentive Plan, effective as of March 26, 2004.
16	Letter regarding change in the Company's certifying accountant dated May 24, 2002, which was filed as Exhibit 16 to the Company's current report on Form 8-K, which was filed on May 24, 2002, and is incorporated herein by reference.
#21	List of subsidiaries of the Company.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.1 †32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
.2 †32	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Constitutes a management contract or compensatory plan arrangement.

#
Filed herewith.

†
Furnished herewith.

  (b)
  Reports on Form 8-K:

Date of Report	Item Reported and Description	Financial Statements as Filed
October 2, 2003	The Company reported under Item 9 the filing of a monthly operating report for Magellan and its debtor-in-possession subsidiaries for the month of August 2003 with the United States Bankruptcy Court of the Southern District of New York	no
October 8, 2003	The Company reported under Item 3 the confirmation of the Third Joint Amended Plan of Reorganization, as modified, by order of the United States Bankruptcy Court of the Southern District of New York	no
November 12, 2003	The Company reported under Item 5 that it had received a new ticker symbol from the OTC Bulletin Board	no
November 21, 2003	The Company reported under Item 5 that one of its wholly-owned subsidiaries was the winning bidder on a new contract to provide behavioral health services	no
November 21, 2003	The Company reported under Item 9 the filing of a monthly operating report for Magellan and its debtor-in-possession subsidiaries for the month of September 2003 with the United States Bankruptcy Court of the Southern District of New York	no
December 5, 2003	The Company reported under Item 9 the filing of a monthly operating report for Magellan and its debtor-in-possession subsidiaries for the month of October 2003 with the United States Bankruptcy Court of the Southern District of New York	no
  (c)
  Exhibits Required by Item 601 of Regulation S-K:

        Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

  (d)
  Financial statements and schedules required by Regulation S-X Item 14(d):

  (1)
  Not applicable.

  (2)
  Not applicable.

  (3)
  Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: March 30, 2004	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer
Date: March 30, 2004	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date
/s/ STEVEN J. SHULMAN Steven J. Shulman	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2004
/s/ SAUL E. BURIAN Saul E. Burian	Director	March 30, 2004
/s/ MICHAEL DIAMENT Michael Diament	Director	March 30, 2004
/s/ ROBERT HAFT Robert Haft	Director	March 30, 2004
/s/ MARK L. HILSON Mark L. Hilson	Director	March 30, 2004
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	March 30, 2004
/s/ RENE LERER Rene Lerer	Chief Operating Officer and Director	March 30, 2004

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	March 30, 2004
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	March 30, 2004

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

        The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Reports of independent auditors
Consolidated balance sheets as of December 31, 2002 and 2003 for the Predecessor Company and the Reorganized Company, respectively
Consolidated statements of operations for the Predecessor Company for the fiscal years ended December 31, 2003, September 30, 2002 and 2001 and the three-month transition period ended December 31, 2002
Consolidated statements of changes in stockholders' equity (deficit) for the Company for the fiscal years ended December 31, 2003, September 30, 2002 and 2001, and the three-month transition period ended December 31, 2002
Consolidated statements of cash flows for the Predecessor Company for the fiscal years ended December 31, 2003, September 30, 2002 and 2001 and the three-month transition period ended December 31, 2002
Notes to consolidated financial statements

        The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)2:

Schedule II — Valuation and qualifying accounts	S-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheet of Predecessor Magellan Health Services, Inc. and subsidiaries ("Predecessor Company") as of December 31, 2002, the accompanying consolidated balance sheet of Reorganized Magellan Health Services, Inc. and subsidiaries ("Reorganized Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows of Predecessor Company for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003. Our audits also included the financial statement schedule of Magellan Health Services, Inc. ("Magellan") for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Magellan's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Predecessor Company for the year ended September 30, 2001 were audited by other auditors, who have ceased operations, and whose report dated December 6, 2001 (except with respect to the matters discussed in Note 14, as to which the date was December 27, 2001) expressed an unqualified opinion on those statements before the restatement adjustments described in Note 3 and Note 16.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Predecessor Company at December 31, 2002, the consolidated financial position of Reorganized Company at December 31, 2003, and the consolidated results of Predecessor Company's operations and its cash flows for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, effective October 1, 2001, Predecessor Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which resulted in Predecessor Company changing the method in which it accounts for goodwill.

        As discussed in Note 1 to the consolidated financial statements, effective December 29, 2003, Magellan received final clearance of significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on October 8, 2003 by the United States Bankruptcy Court for the Southern District of New York. Magellan officially emerged from bankruptcy as of January 5, 2004. In connection with its reorganization, Magellan applied fresh start reporting as of December 31, 2003. As more fully discussed in Note 2, the accompanying consolidated balance sheet of Reorganized Company as of December 31, 2003, reflects the adjustments required under fresh start reporting. As a result, the December 31, 2003 balance sheet of Reorganized Company is presented on a basis different from that of Predecessor Company and, therefore, is not comparable to prior periods.

        As discussed in Note 3 to the consolidated financial statements, in connection with the application of fresh start reporting as of December 31, 2003, Reorganized Company early adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which requires consolidation of certain variable interest entities.

        As discussed above, the consolidated financial statements of Predecessor Company as of September 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by Predecessor Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note 3 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized to Predecessor Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Predecessor Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

        As discussed above, the consolidated financial statements of Predecessor Company as of September 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 16, Predecessor Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, segment profit and assets to Predecessor Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Predecessor Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 19, 2004

        The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for the year ended September 30, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to the Company's September 30, 2002, December 31, 2002 and December 31, 2003 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal periods. The Andersen report reflected below is dual dated with a reference to Note 14 from the fiscal 2001 Annual Report on Form 10-K. See Item 1—"Business—Cautionary Statements" for discussion of risks.

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

/s/ Arthur Andersen LLP
Baltimore, Maryland
December 6, 2001,
Except with respect to the matters discussed in Note 14, as to which the date is
December 27, 2001

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	Predecessor Company	Reorganized Company
	December 31, 2002	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$62,488	$206,948
Stock subscriptions receivable	—	146,871
Accounts receivable, less allowance for doubtful accounts of $3,749 at December 31, 2002 (Predecessor Company) and $5,178 at December 31, 2003 (Reorganized Company)	81,228	83,919
Restricted cash, investments and deposits	127,318	161,923
Refundable income taxes	1,966	—
Other current assets	13,131	30,562

Total Current Assets	286,131	630,223
Property and equipment, net	85,659	122,082
Investments in unconsolidated subsidiaries	12,183	13,034
Other long-term assets	43,840	18,334
Goodwill	502,334	450,244
Other intangible assets, net	68,770	58,100

	$998,917	$1,292,017

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$15,897	$23,355
Accrued liabilities	217,837	205,868
Medical claims payable	205,331	177,141
Current maturities of long-term debt (and debt in default in 2002)	1,038,934	24,785
Debt paid upon consummation of the Plan	—	92,382

Total Current Liabilities	1,477,999	523,531

Long-term debt and capital lease obligations	9,224	376,532

Deferred credits and other long-term liabilities	2,290	1,802

Minority interest	683	2,241

Commitments and Contingencies
Redeemable preferred stock	69,043	—

Stockholders' Equity (Deficit):
Predecessor Company Preferred stock, without par value
Authorized — 9,793 shares at December 31, 2002 — Issued and outstanding — none at December 31, 2002	—	—
Reorganized Company Preferred stock, par value $.01 per share
Authorized — 10,000 shares at December 31, 2003 — Issued and outstanding — none at December 31, 2003	—	—
Predecessor Company Common stock, par value $.25 per share
Authorized — 80,000 shares at December 31, 2002 — Issued — 37,428 shares at December 31, 2002 — Outstanding — 35,139 shares at December 31, 2002	9,356	—
Reorganized Company Ordinary common stock, par value $.01 per share
Authorized — 100,000 shares at December 31, 2003 — Issued and outstanding — 26,552 shares at December 31, 2003	—	265
Reorganized Company Multi-Vote common stock, par value $.01 per share
Authorized — 40,000 shares at December 31, 2003 — Issued and outstanding — 8,553 shares at December 31, 2003	—	86
Other Stockholders' Equity (Deficit):
Additional paid-in capital	352,718	379,067
Accumulated deficit	(903,137)	—
Warrants outstanding	25,050	8,493
Predecessor Company Common stock in treasury, 2,289 shares at December 31, 2002	(44,309)	—

Total Stockholders' Equity (Deficit)	(560,322)	387,911

	$998,917	$1,292,017

        See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Predecessor Company
	Fiscal Year Ended September 30,		Fiscal Year Ended December 31,	Three Months Ended December 31,
	2001	2002	2003	2001	2002
				(unaudited)
Net revenue	$1,755,512	$1,753,058	$1,510,746	$444,842	$445,890

Costs and expenses:
Salaries, cost of care and other operating expenses	1,557,042	1,585,314	1,324,886	395,093	391,433
Equity in earnings of unconsolidated subsidiaries	(36,566)	(13,006)	(6,202)	(3,177)	(2,138)
Depreciation and amortization	68,294	47,558	48,047	11,190	14,380
Interest expense (Contractual interest of $106,328 in fiscal 2003)	110,423	97,596	61,016	23,719	25,333
Interest income	(10,121)	(5,365)	(2,873)	(1,310)	(1,010)
Reorganization benefit, net (See Note 2)	—	—	(438,217)	—	—
Goodwill impairment charges	—	415,880	28,780	—	—
Special charges	3,340	15,729	9,528	4,485	3,907

	1,692,412	2,143,706	1,024,965	430,000	431,905

Income (loss) from continuing operations before income taxes and minority interest	63,100	(390,648)	485,781	14,842	13,985
Provision for income taxes	33,732	151,609	33,813	6,086	3,129

Income (loss) from continuing operations before minority interest	29,368	(542,257)	451,968	8,756	10,856
Minority interest	78	47	253	16	27

Income (loss) from continuing operations	29,290	(542,304)	451,715	8,740	10,829

Discontinued operations:
Income (loss) from discontinued operations (1)	4,624	4,894	(25,028)	158	803
Income (loss) on disposal of discontinued operations (2)	(9,359)	(92)	4,756	820	97
Reorganization benefit, net (3) (See Note 2)	—	—	20,327	—	—

	(4,735)	4,802	55	978	900

Income (loss) before cumulative effect of change in accounting principle	24,555	(537,502)	451,770	9,718	11,729
Cumulative effect of change in accounting principle, net of income tax benefit of $16,249 in fiscal 2002 (Note 3)	—	(191,561)	—	(191,561)	—

Net income (loss)	24,555	(729,063)	451,770	(181,843)	11,729
Preferred dividends (Contractual dividends of $4,788 for the fiscal year ended December 31, 2003)	4,527	4,657	883	1,075	1,243
Amortization of redeemable preferred stock issuance costs, and other	522	540	172	143	136
Preferred stock reorganization items, net	—	—	2,668	—	—

Income (loss) available to common stockholders	19,506	(734,260)	448,047	(183,061)	10,350
Other comprehensive loss	(68)	—	—	—	—

Comprehensive income (loss)	$19,438	$(734,260)	$448,047	$(183,061)	$10,350

Weighted average number of common shares outstanding — basic	33,448	34,854	35,305	34,670	35,139

Weighted average number of common shares outstanding — diluted	34,935	34,854	41,605	42,075	41,439

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations	$0.72	$(15.71)	$12.69	$0.22	$0.27

Income (loss) from discontinued operations	(0.14)	0.14	—	0.03	0.02

Cumulative effect of change in accounting principle	—	(5.50)	—	(5.53)	—

Net income (loss)	$0.58	$(21.07)	$12.69	$(5.28)	$0.29

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations	$0.69	$(15.71)	$10.86	$0.21	$0.26

Income (loss) from discontinued operations	(0.13)	0.14	—	0.02	0.02

Cumulative effect of change in accounting principle	—	(5.50)	—	(4.55)	—

Net income (loss)	$0.56	$(21.07)	$10.86	$(4.32)	$0.28

(1)
Net of income tax provision (benefit) of $2,921, $2,635 and $(1,341) for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $82 and $433 for the three months ended December 31, 2001 and 2002, respectively.

(2)
Net of income tax provision (benefit) of $10,781, $(49) and $1,347 for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $442 and $52 for the three months ended December 31, 2001 and 2002, respectively.

(3)
Net of income tax benefit of $(817) for the fiscal year ended December 31, 2003.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Predecessor Company Common Stock	Reorganized Company Ordinary common stock	Reorganized Company Multi-Vote common stock	Additional paid-in capital	Accumulated Deficit	Warrants outstanding	Predecessor Company Common stock in treasury	Predecessor Company Cumulative foreign currency adjustments included in other comprehensive income	Total Stockholders' Equity (Deficit)
Predecessor Company:
Balance at September 30, 2000	$8,733	$—	$—	$349,541	$(210,358)	$25,050	$(44,309)	$(193)	$128,464
Exercise of options and warrants	505	—	—	7,980	—	—	—	—	8,485
Stock option expense	—	—	—	636	—	—	—	—	636
Tax benefit on exercise of stock options	—	—	—	4,799	—	—	—	—	4,799
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(5,049)	—	—	—	—	(5,049)
Net income (loss)	—	—	—	—	24,555	—	—	—	24,555
Other	—	—	—	366	—	—	—	—	366
Other comprehensive loss:
Unrealized foreign currency translation loss	—	—	—	—	—	—	—	(113)	(113)
Benefit from income taxes	—	—	—	—	—	—	—	45	45

Balance at September 30, 2001	9,238	—	—	358,273	(185,803)	25,050	(44,309)	(261)	162,188
Exercise of options and warrants	118	—	—	1,185	—	—	—	—	1,303
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(5,197)	—	—	—	—	(5,197)
Other	—	—	—	(164)	—	—	—	—	(164)
Net income (loss)	—	—	—	—	(729,063)	—	—	—	(729,063)
Other comprehensive loss — other	—	—	—	—	—	—	—	261	261

Balance at September 30, 2002	9,356	—	—	354,097	(914,866)	25,050	(44,309)	—	(570,672)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(1,379)	—	—	—	—	(1,379)
Net income (loss)	—	—	—	—	11,729	—	—	—	11,729

Balance at December 31, 2002	9,356	—	—	352,718	(903,137)	25,050	(44,309)	—	(560,322)
Employee stock purchase plan activity	45	—	—	(19)	—	—	—	—	26
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(1,055)	—	—	—	—	(1,055)
Preferred stock reorganization items	—	—	—	(2,668)	—	—	—	—	(2,668)
Net income (loss), excluding reorganization adjustments gain	—	—	—	—	(43,372)	—	—	—	(43,372)

Subtotal	9,401	—	—	348,976	(946,509)	25,050	(44,309)	—	(607,391)
Fresh Start Adjustments:
Net reorganization fresh start gain (Note 2) — Predecessor Company	—	—	—	—	495,142	—	—	—	495,142
Other reorganization adjustments (Note 2) — Predecessor Company	(9,401)	—	—	(348,976)	—	(25,050)	44,309	—	(339,118)
Accumulated deficit reorganization adjustments (Note 2)	—	—	—	—	451,367	—	—	—	451,367
Issuance of common stock and warrants under Plan of Reorganization — Reorganized Company	—	265	86	379,067	—	8,493	—	—	387,911

Balance at December 31, 2003, Reorganized Company	$—	$265	$86	$379,067	$—	$8,493	$—	$—	$387,911

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor Company
	Fiscal Year Ended			Three Months Ended
			Fiscal Year Ended December 31, 2003
	September 30, 2001	September 30, 2002		December 31, 2001	December 31, 2002
				(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$24,555	$(729,063)	$451,770	$(181,843)	$11,729

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of assets	1,918	(1,262)	(4,460)	(1,262)	—
Depreciation and amortization	70,277	47,558	48,047	11,190	14,380
Goodwill impairment charges	—	415,880	28,780	—	—
Cumulative effect of change in accounting principle	—	191,561	—	191,561	—
Equity in earnings of unconsolidated subsidiaries	(36,566)	(13,006)	(6,202)	(3,177)	(2,138)
Stock option expense	636	—	—	—	—
Non-cash fresh start reorganization gain	—	—	(495,142)	—	—
Other non-cash reorganization expense	—	—	6,902	—	—
Other non-cash interest expense	11,718	5,424	4,662	1,231	1,642
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	(6,881)	3,156	11,650	(572)	13,896
Restricted cash, investments and deposits	(4,725)	(2,291)	(39)	(8,861)	(2,578)
Net cash flows related to unconsolidated subsidiaries	38,353	10,685	(3,881)	2,828	3,175
Income taxes payable and deferred income taxes	45,042	153,731	1,966	6,760	129
Other assets	2,754	4,980	(837)	7,265	3,424
Accounts payable and accrued liabilities	(37,739)	(20,796)	178,355	4,817	(19,257)
Medical claims payable	(11,310)	(2,088)	(47,403)	(6,988)	3,568
Other liabilities	(13,402)	257	(450)	(148)	(21)
Minority interest, net of dividends paid	130	78	352	26	42
Other	926	1,856	4,223	1,228	10

Total adjustments	61,131	795,723	(273,477)	205,898	16,272

Net cash provided by operating activities	85,686	66,660	178,293	24,055	28,001

Cash Flows From Investing Activities:
Capital expenditures	(34,709)	(27,596)	(29,773)	(6,011)	(8,421)
Acquisitions and investments in businesses	(87,731)	(63,731)	(3,731)	—	—
Proceeds from sale of assets	110,551	3,500	2,588	3,500	—

Net cash used in investing activities	(11,889)	(87,827)	(30,916)	(2,511)	(8,421)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(458,221)	(65,840)	(3,018)	(987)	(1,196)
Proceeds from issuance of long-term debt, net of issuance costs	356,648	105,000	76	—	—
Credit agreement amendment fees and other	—	(1,499)	—	(1,403)	(1,909)
Proceeds from exercise of stock options and warrants and employee stock purchase plan	8,485	1,303	25	48	—

Net cash provided by (used in) financing activities	(93,088)	38,964	(2,917)	(2,342)	(3,105)

Net increase (decrease) in cash and cash equivalents	(19,291)	17,797	144,460	19,202	16,475
Cash and cash equivalents at beginning of period	47,507	28,216	62,488	28,216	46,013

Cash and cash equivalents at end of period	$28,216	$46,013	$206,948	$47,418	$62,488

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
(All information pertaining to December 31, 2001 or the
three months ended December 31, 2001 is unaudited.)

1. General

Basis of Presentation

        The consolidated financial statements as of December 31, 2002 and for the years ended September 30, 2001, September 30, 2002 and December 31, 2003, and for the three months ended December 31, 2002 of Magellan Health Services, Inc., a Delaware corporation ("Magellan" or the "Company"), include the accounts of the Company and its majority owned subsidiaries. The consolidated financial statements as of December 31, 2003, also include all variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company's principal offices and operations are in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

        As discussed further in Note 2—"Fresh Start Reporting," the Company applied the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") as of December 31, 2003. Accordingly, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheet as of December 31, 2003. Therefore, all balance sheet data as of December 31, 2003 has been disclosed herein as balances of the Reorganized Company, and all balance sheet data prior to December 31, 2003 has been disclosed as balances of the Predecessor Company. Statement of operations and statement of cash flows data for all periods presented herein represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to income statement or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to income statement or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

Change in Fiscal Year

        In May 2003, the Predecessor Company's board of directors approved a change in the Predecessor Company's fiscal year. Instead of a fiscal year ending on September 30, Magellan has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. On August 12, 2003, the Predecessor Company filed with the Securities and Exchange Commission ("SEC") a Transition Report on Form 10-K for the three-month period ended December 31, 2002. As a result of this change, the audited consolidated statements of operations, changes in stockholders' equity and cash flows presented herein include the three-month transition period ended December 31, 2002 and each of the two previous fiscal years ended September 30, 2001 and 2002. The accompanying consolidated financial statements and notes to the consolidated financial statements also include comparative, unaudited financial information for the three months ended December 31, 2001. Throughout these financial statements, references to the Predecessor Company's historical financial information prior to December 31, 2002 will refer to the Predecessor Company's former fiscal year end of September 30. For example, fiscal years 2001 and 2002 correspond to the twelve-month periods ended September 30, 2001 and 2002, respectively. References to fiscal 2003 relate to the Predecessor Company's fiscal year ended December 31, 2003.

Emergence From Chapter 11

        On January 5, 2004 (the "Effective Date"), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the "Plan"), under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003.

        The following is a summary of the transactions which became effective on the Effective Date pursuant to or in connection with the consummation of the Plan. The distributions to which the Company's former creditors and shareholders became entitled under the Plan were made by the Company on the Effective Date or were disbursed in accordance with the Plan soon thereafter, except for certain immaterial distributions that were subsequently made or will be made in the future as provided for by the Plan upon certain conditions being satisfied. This summary only highlights certain of the substantive provisions of the Plan and the documents implementing the Plan.

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, the Company's secured bank loans, as existing before the Effective Date, were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) and the then existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, as further described below, all as of the Effective Date.

        On the Effective Date, the Company entered into a credit agreement with Deutsche Bank, as lender and administrative agent, and other lenders providing for a $100.0 million term loan, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility (collectively, the "Credit Agreement"). The proceeds of the term loan, together with other existing funds, were used on the Effective Date to repay in full the Company's senior secured bank indebtedness under its previous credit agreement (the "Old Credit Agreement") of approximately $161 million, to make other cash payments contemplated by the Plan, to pay fees and expenses related to the chapter 11 cases, and for general working capital purposes. In addition, the letter of credit facility has been utilized to back letters of credit outstanding on the Effective Date and to provide additional letters of credit when needed for the Company's business. For a further discussion of the Credit Agreement, see Note 7—"Long-Term Debt and Capital Lease Obligations".

        As of the Effective Date, in satisfaction of the $250 million of principal owed on the 9.375% senior notes due 2007 (the "Old Senior Notes") and all accrued and unpaid interest thereon, the Company issued to the holders of such notes approximately $233.5 million in original principal amount of Series A notes of a new issue of senior notes due November 15, 2008 (the "Series A Notes", together with the Series B Notes (see below), the "Senior Notes") and made a cash payment of approximately $46.1 million. The terms of the Senior Notes are substantially similar to those of the Old Senior Notes, except that they mature on November 15, 2008. For a further discussion of the Senior Notes, see Note 7—"Long-Term Debt and Capital Lease Obligations".

        Under the Plan, holders of the Company's previous 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the "Old Subordinated Notes") and holders of general unsecured creditor claims (other than claims on the Old Senior Notes and Old Subordinated Notes) ("Other GUCs") were to receive in the aggregate approximately 97 percent of the Ordinary Common Stock (or approximately 22.3 million shares) of the reorganized Company (before giving effect to the Cash-Out Elections discussed below). The actual number of shares allocated between these two classes of creditors, as well as the number of shares allocated to each individual creditor in such creditor classes, is dependent upon the final, total aggregate value of claims for the two creditor classes, as discussed further below.

        As of the Effective Date, the Company estimated that the holders of the Old Subordinated Notes would receive in satisfaction of their claims (including all accrued and unpaid interest), approximately 20.5 million shares of Ordinary Common Stock of Magellan (before giving effect to the Cash-Out Elections discussed below). Accordingly, the Company distributed, as of the Effective Date, approximately 32.83 shares per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof were issued or paid). The share distribution amount is subject to adjustment as set forth below.

        As of the Effective Date, the Company estimated that total claims of Other GUCs, would be approximately $78 million (including unresolved disputed claims). Under the Plan, and based upon this total estimated claim value, such creditor class was estimated to receive in satisfaction of their claims (including any unpaid interest accrued thereon) the following consideration for each $1,000 of claim value: (i) $50.34 in cash, (ii) $254.99 of Series B of the Senior Notes ("Series B Notes"), and (iii) 22.41 shares of Ordinary Common Stock (although no fractional shares or cash in lieu thereof were or will be issued or paid), for an aggregate of 1.8 million shares (before giving effect to the Cash-Out Elections discussed below). As of March 4, 2004, the Company has issued approximately $5.1 million of Series B Notes for the settled claims of Other GUCs. The Series B Notes portions of certain other claims of Other GUCs were settled for cash, based upon claim settlement terms between the Company and such individual general unsecured creditors. The Ordinary Common Stock share distribution amount is subject to adjustment as set forth below.

        The Company currently estimates that the total claim value for Other GUCs will ultimately be resolved for approximately $55.0 million, of which $50.5 million has been settled as of March 4, 2004. If the claims of Other GUCs are ultimately resolved for the Company's current estimate of $55.0 million, the Other GUCs would receive additional consideration of approximately 0.53 shares of Ordinary Common Stock per $1,000 of claim value (although no fractional shares or cash in lieu thereof will be issued or paid) and the holders of claims on the Old Subordinated Notes would receive an additional 0.77 shares of Ordinary Common Stock per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof will be issued or paid).

        Also on the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, three new classes of capital stock were authorized and Magellan's certificate of incorporation and bylaws were amended and restated. Specifically, 100 million shares of Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock"), and 40 million shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share ("Multi-Vote Common Stock") were authorized, as were 10 million shares of Preferred Stock, $0.01 par value per share, that are issuable at the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). No shares of Preferred Stock were issued or are to be issued under the Plan. Shares of the Multi-Vote Common Stock may only be issued to, and held by, Onex Corporation, a Canadian corporation, or an affiliate thereof (collectively, "Onex"). As described below, Onex, in connection with the Plan, invested in the equity of Magellan in the form of shares of Multi-Vote Common Stock. Upon transfer of any shares of Multi-Vote Common Stock to any party other than Onex, the shares of Multi-Vote Common Stock will automatically convert on a share-for-share basis into shares of Ordinary Common Stock. In addition, any shares of Ordinary Common Stock that Onex may come to own at any time when the Multi-Vote Common Stock is outstanding will automatically convert into shares of Multi-Vote Common Stock.

        In general, the Multi-Vote Common Stock and Ordinary Common Stock have the same powers, privileges and rights, and each share represents an equivalent interest in Magellan's equity, except that the shares of Multi-Vote Common Stock will have the number of votes per share from time to time sufficient so that all the outstanding shares of Multi-Vote Common Stock will have an equal number of votes as all the outstanding shares of Ordinary Common Stock (i.e., the Multi-Vote Common Stock will be entitled to exercise 50 percent of the voting power of all the common stock of Magellan). The Multi-Vote Common Stock and Ordinary Common Stock also differ in that each class has different voting rights in the election of directors and certain other voting rights and other special rights and privileges. The Multi-Vote Common Stock will cease to have any special voting rights or any other special rights or powers in the event the outstanding shares of Multi-Vote Common Stock cease to represent at least 15.33 percent of the total number of shares of common stock (both Ordinary Common Stock and Multi-Vote Common Stock) issued on the Effective Date (approximately 35.1 million shares) or at least 10 percent of the total number of shares of common stock outstanding at any time (the "Minimum Hold Condition").

        As part of the Plan, Magellan offered to holders of its Old Subordinated Notes, its general unsecured creditors and one holder of an administrative claim the opportunity to purchase, on the effective date of the Plan, shares of common stock equivalent to 6,052,632 shares of Ordinary Common Stock for a total purchase price of $75 million ($12.39 per share). The Company also received as part of the Plan a commitment from Onex to purchase on the same terms any shares not purchased in the Equity Offering by the creditors to whom such shares were offered. Pursuant to the equity offering included in the Plan, creditors purchased 5,111,019 shares and Onex purchased 941,613 shares.

        Onex also purchased, pursuant to an additional commitment under the Plan, 6,052,632 shares of common stock for a total purchase price of $75 million (the "Onex Investment"), or $12.39 per share. In addition, Onex committed, under the Plan, to fund an offer made by Magellan pursuant to the Plan to holders of its Old Subordinated Notes and to the Company's other general unsecured creditors permitting them to elect to receive $9.78 in cash per share in lieu of the shares of Ordinary Common Stock they would otherwise receive under the Plan (the "Cash-Out Election"). Onex committed to fund the Cash-Out Election by purchasing that amount of shares of Multi-Vote Common Stock at $9.78 per share equal to the amount of shares of Ordinary Common Stock cashed out pursuant to the Cash-Out Election. As of the Effective Date, Onex purchased 1,421,335 shares pursuant to this commitment. Also pursuant to this commitment, Onex committed to purchase, subsequent to the Effective Date, up to an additional 137,120 shares pursuant to this commitment as a result of the settlement of claims that had elected the Cash-Out Election but were disputed and unresolved at the Effective Date. Onex has purchased and will purchase 8,552,700 shares in the aggregate (in the Equity Offering, pursuant to the Onex Investment and to fund the Cash-Out Election), all of which are shares of Multi-Vote Common Stock. As stated above, the allocation of stock among creditors will change based on the value of all claims as ultimately resolved. If all claims are ultimately resolved for the amount of the Company's current estimate, 36,592 additional shares would be allocated to claims that had elected the Cash-Out Election, which would result in Onex acquiring an additional 36,592 shares at $9.78 per share (for a total of 8,589,292 shares). Issuance costs of approximately $3.1 million were incurred in relation to the Onex transactions.

        The previously outstanding Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date and the holders thereof were issued 456,660 shares of Ordinary Common Stock, as well as warrants to purchase until January 5, 2011 for $30.46 per share, 456,660 shares of Ordinary Common Stock. The previously outstanding common stock of Magellan also was cancelled on the Effective Date and the holders thereof received 114,165 shares of Ordinary Common Stock, as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share, 114,165 shares of Ordinary Common Stock, which equals approximately one share of Ordinary Common Stock and a warrant to purchase one share of Ordinary Common Stock for every 310 shares of the previously outstanding common stock. For further information regarding the warrants issued under the Plan, see Note 8—"Stockholders' Equity". Pursuant to the Plan, on the Effective Date all previously outstanding options and warrants to purchase common stock of Magellan were cancelled.

        As part of the consummation of the Plan, an agreement became effective between Aetna, Inc. ("Aetna") and the Company to renew their behavioral health services contract. Under the renewed agreement, the Company will continue to manage the behavioral health care of members of Aetna's healthcare programs through December 31, 2005, with an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the "Aetna Note") for the balance of $48.9 million, which will mature on December 31, 2005. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note. In addition, pursuant to the Plan, the Company issued to Aetna a warrant to purchase 230,000 shares of Ordinary Common Stock from January 1, 2006 to January 5, 2009 at a purchase price of $10.48 per share. For further information regarding the Company's agreement with Aetna, the Aetna Note and the warrant issued to Aetna under the Plan, see Note 7—"Long-Term Debt and Capital Lease Obligations" and Note 8—"Stockholders' Equity".

        The Company's senior executive officers and other key officers entered into employment agreements as of the Effective Date in a form provided by the Plan. A Management Incentive Plan became effective on the Effective Date in accordance with the Plan, under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company's management and other employees. The Company's employment agreements with its senior executive officers provided for the purchase by the Company's Chief Executive Officer of certain shares of Ordinary Common Stock and for the grant to each such officer (pursuant to the Management Incentive Plan) of certain restricted shares of Ordinary Common Stock, all as of the Effective Date, and for certain cash payments to such officers related to the income taxes incurred by them in connection with such transactions. Options for a total of 4.3 million shares of Ordinary Common Stock were issued under the Management Incentive Plan in January and February 2004. See Note 8—"Stockholders' Equity" for a discussion of charges anticipated to be recorded by the Company related to stock grants, stock options and related cash payments.

2. Fresh Start Reporting

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions SOP 90-7, with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company has made in connection with the implementation of the Plan. The Company is required to apply the fresh-start provisions of SOP 90-7 to its financial statements because it has concluded that (a) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (b) the holders of existing voting shares of the Company immediately before confirmation (i.e., the holders of shares of Magellan's pre-petition common stock that were issued and outstanding prior to the commencement of the chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. SOP 90-7 sets forth the principles regarding the date at which a company that has emerged from a chapter 11 proceeding should apply fresh start reporting to account for the effects of the plan of reorganization. Under SOP 90-7, application of fresh start reporting is required on the date on which the plan of reorganization is confirmed by the bankruptcy court, but SOP 90-7 further provides that fresh start reporting should not be applied until all material conditions are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the "Material Conditions Date"). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied on December 31, 2003.

        The fair value of the Reorganized Company, or the reorganization value, of approximately $675.0 million, prior to $146.9 million of net proceeds from new equity in the Company as discussed in Note 1—"General", was allocated to long-term debt and equity in accordance with SOP 90-7. The reorganization value was estimated by independent appraisers utilizing comparable-company trading multiples and discounted cash-flow methodologies. Based on the Plan, the Company's reorganization value, excluding debt, resulted in equity reorganization value, as disclosed in the Plan, of $241.0 million (prior to the aforementioned new equity transactions). Fresh start reporting requires that the reorganization value be allocated to the entity's net assets in conformity with procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"). The Company engaged another independent appraiser to assist in the allocation of the reorganization value to the Reorganized Company's assets and liabilities by determining the fair market value of the Company's property and equipment and intangible assets. The fair value adjustments primarily impacted goodwill, intangible assets, fixed assets and certain liabilities. A reconciliation of the adjustments to be recorded in connection with the reorganization of debt and equity and the adoption of fresh start reporting is presented below (in thousands):

	Predeccesor Company December 31, 2003	Reorganization of Debt and Equity (1)	Issuance of New Securities (2)	Fresh Start Adjustments (3)		Reorganized Company December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$206,948	$—	$—	$—		$206,948
Stock subscriptions receivable	—	—	146,871	—		146,871
Accounts receivable, net	83,775	144	—	—		83,919
Restricted cash, investments and deposits	161,923	—	—	—		161,923
Other current assets	15,317	15,245	—	—		30,562

Total current assets	467,963	15,389	146,871	—		630,223
Property and equipment, net	83,860	—	—	38,222	(4)	122,082
Investments in unconsolidated subsidiaries	13,034	—	—	—		13,034
Other long-term assets	19,513	—	—	(1,179	)(4)	18,334
Goodwill, predecessor	472,818	—	—	(472,818	)(4)	—
Goodwill, reorganized	—	—	—	450,244		450,244
Other intangible assets	51,261	—	—	6,839	(4)	58,100

	$1,108,449	$15,389	$146,871	$21,308		$1,292,017

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$22,006	$1,349	$—	$—		$23,355
Accrued liabilities	110,756	157,313	—	(62,201	)(4)	205,868
Medical claims payable	172,700	4,441	—	—		177,141
Current maturities of long-term debt	170,623	(145,838)	—	—		24,785
Debt paid upon consummation of the Plan	—	92,382	—	—		92,382
Current liabilities subject to compromise	1,160,675	(1,160,675)	—	—		—

Total current liabilities	1,636,760	(1,051,028)	—	(62,201)		523,531

Long-term debt and capital lease obligations	2,271	374,261	—	—		376,532

Deferred credits and other long-term liabilities	1,175	627	—	—		1,802

Minority interest	2,241	—	—	—		2,241

Long-term liabilities subject to compromise	627	(627)	—	—		—

Predecessor Company redeemable preferred stock subject to compromise	72,766	(72,766)	—	—		—

Stockholders' Equity:
Predecessor Company common stock and warrants	339,118	(339,118)	—	—		—
Reorganized Company common stock, warrants and additional paid-in capital	—	242,163	146,871	(1,123)		387,911
Accumulated deficit	(946,509)	861,877 (4)	—	84,632		—

Total Stockholders' Equity (Deficit)	(607,391)	764,922	146,871	83,509		387,911

	$1,108,449	$15,389	$146,871	$21,308		$1,292,017

(1)
To record the reorganization of debt and equity in accordance with the Plan, including the discharge of pre-petition liabilities comprised principally of $625.0 million of Old Subordinated Notes accrued interest on Old Subordinated Notes of $32.2 million, redeemable preferred stock of $72.8 million and estimated other general unsecured claims of $55.0 million.

(2)
To reflect stock subscription for issuance of new equity in the Reorganized Company as discussed in Note 1—"General." Net proceeds of $146.9 million from the issuance of such new equity were received on the Effective Date.

(3)
To adjust the carrying value of assets, liabilities and stockholders' equity to fair value, and record Reorganized Company goodwill in accordance with the fresh start reporting requirements of SOP 90-7.

(4)
Net reorganization fresh start gain as of December 31, 2003 consisted of the following:

Net gain resulting from reorganization of debt, preferred stock and equity	$861,877
Net loss resulting from fresh start value adjustments to assets and liabilities, excluding Reorganized Company goodwill	(366,735)

Net fresh start reorganization gain	$495,142

        Certain transactions that occurred on the Effective Date, while consummated in connection with the Plan, were not required by the Plan and thus, pursuant to SOP 90-7, are not recorded as part of the fresh start reporting as of December 31, 2003. Accordingly, these transactions will be recorded in the first quarter of 2004. In addition, cash transfers related to various transactions associated with the Plan occurred on the Effective Date, or shortly thereafter, and also are not recorded until 2004. These transactions and cash transfers include, among others, the entering into of the Credit Agreement and the repayment of the amounts outstanding under the Old Credit Agreement; the receipt of cash from the sale of equity to creditors pursuant to the Equity Offering and to Onex pursuant to the Onex Investment, the Equity Offering and the Cash-Out Election; the issuance of stock and options to management and other employees and other cash payments to management pursuant to their employment agreements entered into on the Effective Date; and cash payments related to certain liabilities incurred in the chapter 11 proceedings, including professional fees and success fees.

        Net proceeds from new equity in the Company received on the Effective Date are reflected as stock subscriptions receivable at December 31, 2003.

3. Summary of Significant Accounting Policies

Review of Significant Accounting Policies

        As discussed in Note 2, the Company adopted fresh start reporting as of December 31, 2003, creating, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same acounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test under SFAS No. 142. The Reorganization Company will perform its annual goodwill impairment test on October 1, as opposed to September 1.

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

Financial Reporting Under the Bankruptcy Code

        From March 11, 2003 (the "Commencement Date") to December 31, 2003, the Company accounted for its operations under SOP 90-7. In accordance with SOP 90-7, certain expenses incurred and benefits realized by the Company during the bankruptcy period were recorded as "Reorganization benefit, net" in the accompanying audited consolidated statements of operations. In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense its capitalized deferred financing fees associated with the Old Senior Notes and Old Subordinated Notes. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company rejected certain leases for closed offices. To the extent the estimated cost to the Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as a component of reorganization benefit, net, in accordance with SOP 90-7. Furthermore, in accordance with SOP 90-7, reorganization benefit, net includes the estimated interest income that the Company earned attributable to additional unrestricted cash balances that accumulated as a result of the chapter 11 proceedings.

        The following table summarizes reorganization expense (benefit) for the fiscal year ended December 31, 2003 (in thousands):

Predecessor Company
Continuing operations:
Deferred financing costs	$18,459
Professional fees and expenses	31,589
Interest income	(1,096)
Net benefit from lease rejections and court approved claim reductions	(7,475)
Net fresh start reorganization gain	(479,694)

Net benefit from resolution of claims through Bankruptcy Court proceedings	$(438,217)

Discontinued operations, before taxes:
Net benefit from lease rejections and court approved claim reductions	(4,062)
Net fresh start reorganization gain	(15,448)

Net benefit from resolution of claims through Bankruptcy Court proceedings	$(19,510)

Preferred stock:
Issuance costs and other	$2,668

Managed Care Revenue.

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003 approximated $1,540.7 million, $1,537.9 million and $1,292.5 million, respectively. Managed care risk revenues for the three months ended December 31, 2001 and 2002 were approximately $390.3 million and $388.7 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were approximately $22.7 million, $13.0 million and $7.7 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. For the three months ended December 31, 2001 and 2002, performance-based revenues were approximately $3.4 million and $1.0 million, respectively.

        The Company provides mental health and substance abuse services to the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services

("CHAMPUS"), under a separate subcontract with a health plan that contracts with TRICARE. One of these subcontracts associated with TRICARE expired on April 30, 2003. The second subcontract expires on September 30, 2004 and will not be renewed. The health plan with which the Company has this second subcontract has not included the Company as a subcontractor in its bid to the government for a contract that is to take effect October 1, 2004. See discussion of these subcontracts in "Significant Customers" below. The Company receives fixed fees under its TRICARE subcontract for the management of the TRICARE services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contracts, the Company settles the BPAs at set intervals over the term of the contracts.

        The Company recorded estimated receivables of approximately $3.6 million and $2.5 million as of December 31, 2002 and 2003, respectively, based upon the interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as adjustments to revenues. While management believes that the estimated TRICARE adjustments are reasonable, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

Significant Customers

        Net revenues from two of the Company's customers each exceeded ten percent of consolidated net revenues in each of the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, as well as for the three months ended December 31, 2001 and 2002.

        Net revenues from Aetna approximated $315.6 million, $250.3 million and $193.6 million for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. Net revenues from Aetna were $78.8 million and $54.8 million during the three months ended December 31, 2001 and 2002, respectively. As described above in Note 1, as part of the consummation of the Plan, Aetna and Magellan agreed to renew their contract, under which the Company will continue to manage the behavioral healthcare of Aetna's members through December 31, 2005.

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract with the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH") and through Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company's direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $248.9 million, $237.5 million and $157.3 million of consolidated net revenue in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $102.0 million, $134.9 million and $39.8 million for fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program will be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The new contract with respect to the East region will become effective July 1, 2004. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The East region contract has an initial term that runs through December 31, 2005, and includes a provision for extensions at the State's option through December 31, 2008.

        The Company manages the mental health and substance abuse services for certain of the beneficiaries of TRICARE under a subcontract with a health plan that contracts with TRICARE. The Company recognized net revenues from this subcontract of $61.5 million, $48.0 million, and $47.3 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $12.7 million and $14.0 million during the three months ended December 31, 2001 and 2002, respectively. This subcontract expires on September 30, 2004 and will not be renewed. The Company previously had a second subcontract with another health plan that contracted with TRICARE. This second subcontract expired on April 30, 2003. The Company recognized net revenues from the second TRICARE subcontract of $39.3 million, $31.2 million and $9.9 million for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $8.3 million and $8.9 million during the three months ended December 31, 2001 and 2002, respectively.

        The Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $121.1 million, $181.9 million and $189.6 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively. The Company's contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county totaled approximately $19.6 million, $22.8 million and $24.0 million in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $5.1 million and $6.4 million for the three months ended December 31, 2001 and 2002, respectively.

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

Advertising Costs

        Advertising costs consist primarily of radio and television airtime and printed media services, which are expensed as incurred. Advertising expense for continuing operations was approximately $2.9 million in each of the fiscal years ended September 30, 2001 and 2002, respectively, and approximately $2.1 million in the fiscal year ended December 31, 2003. Advertising expenses for continuing operations was approximately $0.7 million for the three months ended December 31, 2002.

Cash and Cash equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments.

Restricted Cash and Investments

        Restricted cash and investments at December 31, 2002 and December 31, 2003 include approximately $127.3 million and $161.9 million, respectively, that is held for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries.

Accounts Receivable

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

Concentration of Credit Risk

        Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. As of December 31, 2002, no single customer comprised greater than 10 percent of the Company's net accounts receivable balance. As of December 31, 2003, one customer comprised greater than 10 percent of the Company's net accounts receivable balance.

        The Company holds a $10.0 million note receivable in connection with the sale of Mentor in March 2001. This note receivable is included in other long-term assets in the accompanying consolidated balance sheets (see Note 5—"Discontinued Operations").

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Property and equipment is stated at fair value as of December 31, 2003 as part of the Company's application of fresh start reporting, as discussed in Note 2—"Fresh Start Reporting." Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use". Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $28.2 million, $37.2 million and $30.5 million for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and was $9.5 million for the three months ended December 31, 2002. Depreciation expense for discontinued operations was $1.2 million for the fiscal year ended September 30, 2001.

        Property and equipment, net, consisted of the following at December 31, 2002 and at December 31, 2003 (in thousands):

	Predecessor Company	Reorganized Company
	December 31, 2002	December 31, 2003
Land	$114	$—
Buildings and improvements	7,206	3,447
Equipment	129,248	60,973
Capitalized internal-use software	85,427	57,662

	221,995	122,082
Accumulated depreciation	(136,336)	—

Property and equipment, net	$85,659	$122,082

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

        These changes resulted in increased depreciation of these assets on a prospective basis. The effect of these changes in useful lives was to increase depreciation expense for the fiscal year ended September 30, 2002 and for the three months ended December 31, 2002 by $5.7 million and $1.0 million, respectively. These changes reduced net income for fiscal 2002 and for the three months ended December 31, 2002 by $3.4 million ($0.10 per diluted share) and $0.7 million ($0.02 per diluted share), respectively.

Predecessor Company Goodwill

        Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. As of December 31, 2003, the Company's goodwill was written-off in accordance with the fresh start reporting provisions of SOP 90-7.

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

        The Company determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Employer Solutions reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the consolidated statement of operations. The Company proceeded with the annual impairment test, which is the comparison of the adjusted recorded goodwill balance at September 1, 2002 to the estimated fair value of the goodwill. The Company selected September 1 as its annual measurement date under SFAS 142. During the fourth fiscal quarter of 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plan Solutions, Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company's financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company's reporting units.

        In fiscal 2003, the Company recorded an impairment charge of $28.8 million to write-down the balance of goodwill related to the Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based on independently appraised values. This write-down was attributable to the Company's financial performance and its business outlook as of the annual measurement date, and resulted in the complete write-down of goodwill related to the Employer Solutions and Public Sector Solutions reporting units.

        The annual goodwill impairment charges are presented in the accompanying audited consolidated statement of operations as "Goodwill impairment charges", a component of income (loss) from continuing operations.

        There were no changes in the carrying amount of goodwill during the three months ended December 31, 2002. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are reflected in the table below (amounts in thousands).

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Total
Predecessor Company Balance as of December 31, 2002	$473,141	$7,074	$22,119	$502,334
Fiscal 2003 goodwill impairment charges	—	(6,909)	(21,871)	(28,780)
Other changes	(323)	(165)	(248)	(736)
Fresh start adjustments (Note 2)	(472,818)	—	—	(472,818)

Predecessor Company Balance as of December 31, 2003	$—	$—	$—	$—

        Adoption of SFAS 142 resulted in the Company not recording amortization expense of approximately $31.1 million and $31.8 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, and $7.9 million and $7.8 million during the three months ended

December 31, 2001 and 2002, respectively. Had the Company adopted SFAS 142 effective October 1, 2000, the Company would not have recorded approximately $30.2 million of amortization expense in continuing operations and $0.7 million of amortization expense in discontinued operations during the fiscal year ended September 30, 2001. The following table summarizes the proforma effects on fiscal 2001 had SFAS 142 been adopted October 1, 2000.

	Predecessor Company
	Fiscal Year Ended September 30, 2001
	Reported	Adjusted
Net income (loss)	$24,555	$51,772
Net income (loss) — per diluted share	$0.56	$1.26

Reorganized Company Goodwill

        Goodwill has been recorded at December 31, 2003 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application the fresh start reporting provisions of SOP 90-7. Reorganized Company goodwill is accounted for in accordance with SFAS 142. The balance of goodwill of approximately $450.2 million has not been allocated by segment at December 31, 2003. Pursuant to SFAS 142, the Company will be required to test its goodwill for impairment on at least an annual basis. The Reorganized Company has selected October 1 as the date of its annual impairment test.

Intangible Assets

        The following is a summary of intangible assets at December 31, 2002 and December 31, 2003, and the estimated remaining useful lives for such assets (dollars in thousands):

	Predecessor Company				Reorganized Company
	December 31, 2002				December 31, 2003
Asset	Estimated Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Remaining Useful Life	Gross Carrying Amount
Customer agreements and lists	3 to 8 years	$109,975	$(46,967)	$63,008	2 to 18 years	$51,600
Provider networks	18 years	6,210	(1,050)	5,160	16 years	6,500
Trademarks and copyrights	1 year	3,984	(3,382)	602		—

		$120,169	$(51,399)	$68,770		$58,100

        Predecessor Company intangible assets acquired were identified at the time of acquisition and were valued based upon independent appraisals at that time. Reorganized Company intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals at December 31, 2003.

        Amortization expense for continuing operations was $9.9 million, $10.3 million and $17.5 million for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and approximately $2.5 million and $4.9 million for the three months ended December 31, 2001 and 2002, respectively. During the three months ended December 31, 2002, management reevaluated the estimated useful lives of the intangible assets, which resulted in changing the remaining useful lives of certain customer agreements and lists and provider networks. Such changes reflected management's estimates, given the Company's business environment at that time. The effect of these changes in remaining useful lives was to increase amortization expense for the three months ended December 31, 2002 and the fiscal year ended December 31, 2003 by $1.8 million and $7.0 million, respectively, and to reduce net income for the same periods by $1.8 million or $0.04 per diluted share and $7.0 million or $0.17 per diluted share, respectively. The Company estimates amortization expense will be $13.8 million, $13.8 million, $8.6 million, $8.6 million and $1.0 million for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Cost of Care and Medical Claims Payable

        Cost of care, recorded as a component of operating expenses, is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

        Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term.

Net Income (Loss) Per Common Share

        Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 8—"Stockholders' Equity").

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which established new financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB 25 are required to make pro forma disclosures of net income and income per share as if the provisions of SFAS 123 had been applied.

        The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" as shown below. At December 31, 2003, the Company had stock-based employee incentive plans, which are described more fully in Note 8—"Stockholders' Equity". Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net income and net income per share would be as follows.

	Predecessor Company
	Fiscal Year Ended
				Three Months Ended December 31,
	September 30,
			December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Net income (loss), as reported	$24,555	$(729,063)	$451,770	$(181,843)	$11,729
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	382	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,938)	(2,142)	(2,027)	(562)	(265)

Pro forma net income (loss)	$21,999	$(731,205)	$449,743	$(182,405)	$11,464

Earnings (loss) per share:
Basic — as reported	$0.58	$(21.07)	$12.69	$(5.28)	$0.29
Basic — pro forma	0.51	(21.13)	12.63	(5.30)	0.29
Diluted — as reported	0.56	(21.07)	10.86	(4.32)	0.28
Diluted — pro forma	0.49	(21.13)	10.81	(4.34)	0.28

        The fair values of the stock options granted were estimated on the date of their grant/acquisition using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Fiscal Year Ended
				Three Months Ended December 31,
	September 30,
			December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Risk-free interest rate	5.5%	3.7%	—	5.5%	—
Expected life	3 years	10 years	—	3 years	—
Expected volatility	88.0%	100.0%	—	88.0%	—
Expected dividend yield	0.0%	0.0%	—	0.0%	—

        The weighted average fair value of options granted during the fiscal years ended September 30, 2001 and 2002 was $1.50 and $6.84, respectively. The Company granted no options during the three months ended December 31, 2002 or the fiscal year ended December 31, 2003. All options outstanding were cancelled as part of the emergence from bankruptcy. At December 31, 2003, there are no outstanding options. On the Effective Date, the Reorganized Company adopted a new stock option plan. See Note 8—"Stockholders' Equity".

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amounts for the Company's financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities. The fair value of long-term debt as of December 31, 2002 was approximately $530.2 million. The fair value of long-term debt is the same as its recorded value at December 31, 2003.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Reorganized Company early adopted the provisions of FIN 46 effective December 31, 2003. Early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier Behavioral Systems of Tennessee, LLC ("Premier"), a variable interest entity for which the Reorganized Company maintains a 50 percent voting interest. Consistent with the provisions of FIN 46, the Reorganized Company has consolidated the balance sheet of Premier into the Reorganized Company's balance sheet as of December 31, 2003. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statement of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. In 2004, the Reorganized Company will consolidate the results of operations of Premier in its consolidated statement of operations.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

4. Acquisitions and Joint Ventures

HAI Acquisition

        On December 4, 1997, the Company consummated the purchase of HAI from Aetna for approximately $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs ("EAPs") and other managed behavioral healthcare plans. In addition, the Company agreed to make additional contingent payments of up to $60.0 million annually to Aetna through 2003 in the event certain targets were achieved with respect to the number of HAI's covered lives in specified products. The Company made additional purchase price payments totaling $240.0 million through December 31, 2003. The final payment of $60.0 million was accrued in June 2002 and was due to be paid by March 31, 2003. The Company has recorded these additional purchase price payments as goodwill. As part of the Company's emergence from bankruptcy, the Company renegotiated the terms of the amounts due to Aetna. Refer to Note 7—"Long-term Debt and Capital Lease Obligations" for discussion of the Aetna Note.

Joint Ventures

        Prior to October 29, 2002, the Company was a 50.0 percent partner with Value Options, Inc. in the Choice Behavioral Health Partnership ("Choice"), a managed behavioral healthcare company. Choice derived all of its revenues from a subcontract with a health plan under which it provided managed behavioral healthcare services to TRICARE beneficiaries. The Company accounted for its investment in Choice using the equity method of accounting with the Company's share of net income or loss of Choice recognized in the statement of operations. The Company's investment in Choice at December 31, 2002 and 2003 was approximately $0.2 million and $0.0 million, respectively. The Company's equity in income of Choice for fiscal years 2001 and 2002 was approximately $36.4 million and $11.2 million, respectively. The Company's equity in earnings of Choice for the three months ended December 31, 2001 and 2002 was approximately $3.0 million and $0.8 million, respectively. The Company received $38.0 million and $9.6 million in partnership distributions from Choice in fiscal years 2001 and 2002, respectively. The Company received $2.1 million and $2.3 million in partnership distributions from Choice during the three months ended December 31, 2001 and 2002, respectively. The Company received its final partnership distribution of $0.2 million from Choice in 2003.

        Premier was formed to manage behavioral healthcare benefits for the State of Tennessee's TennCare program. Substantially all of the activities of Premier are conducted on behalf of the Company. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company early adopted FIN 46, under which the Company consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. The Company's investment in Premier at December 31, 2002 was $3.2 million. The Company's equity in loss of Premier for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003 was $(2.5) million, $(2.5) million and $(1.1) million, respectively. The Company's equity in (loss) earnings of

Premier for the three months ended December 31, 2001 and 2002 was $(0.7) million and $0.1 million, respectively. The Company has not received a partnership distribution from Premier during any of the periods presented in the audited consolidated statement of operations. The Company made capital contributions totaling approximately $6.4 million into Premier during fiscal 2003. See Note 3—"Summary of Significant Accounting Policies—Significant Customers" and "—Recent Accounting Pronouncements" above for further discussion of Premier.

        The Company currently owns a 36.3 percent interest in Royal Health Care, LLC ("Royal"). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to five managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company's investment in Royal at December 31, 2002 and 2003 was $8.8 million and $13.0 million, respectively. The Company's equity in income of Royal for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003 was $2.6 million, $4.3 million and $6.6 million, respectively. The Company's equity in earnings of Royal for the three months ended December 31, 2001 and 2002 was $0.8 million and $1.2 million, respectively. The Company received $0.4 million, $1.1 million and $2.2 million in partnership distributions from Royal in the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively. For the three months ended December 31, 2001 and 2002, the Company received partnership distributions from Royal of $0.7 million and $0.9 million, respectively.

5. Discontinued Operations

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

Specialty Managed Healthcare Segment

        On October 4, 2000, the Company adopted a formal plan to dispose of the business and interest comprised by the Company's specialty managed healthcare segment. The Company exited the specialty managed healthcare business through the sale and/or abandonment of businesses and related assets, certain of which activities had already occurred in the normal course prior to October 4, 2000. The Company has exited all operating contracts entered into in connection with the specialty managed healthcare segment; however, the Company is obligated to satisfy lease agreements, subject to the Company's chapter 11 proceedings, for which the Company believes it has adequate reserves at December 31, 2003.

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

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income (loss) on disposal of discontinued operations". All activity related to the healthcare provider and franchising segments are reflected as discontinued operations for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, as well as for the three months ended December 31, 2001 and 2002. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments are as follows (in thousands):

	Predecessor Company
	Fiscal Year Ended
				Three Months Ended December 31,
	September 30,
			December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Healthcare Provider and Healthcare Franchising
Net revenue (1)	$6,302	$12,587	$389	$1,918	$631

Salaries, cost of care and other operating expenses (2)	6,744	5,362	26,622	1,678	(605)
Other expenses (income) (3) (4)	(2,899)	1,662	(3,828)	(738)	433
Reorganization benefit, net (5)	—	—	(15,942)	—	—

Income (loss) from discontinued operations	$2,457	$5,563	$(6,463)	$978	$803

Specialty Managed Healthcare
Net revenue	$16,849	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	11,987	(304)	131	—	—
Other expenses (income) (3) (4)	1,702	1,748	(2,264)	—	—
Reorganization benefit, net (5)	—	—	(4,333)	—	—

Income (loss) from discontinued operations	$3,160	$(1,444)	$6,466	$—	$—

Human Services
Net revenue	$91,654	$—	$—	$—	$—

Salaries, cost of care and other operating expenses	86,546	—	—	—	—
Depreciation and amortization	1,983	—	—	—	—
Other expenses (income) (3) (4)	13,477	(683)	(52)	—	(97)

Income (loss) from discontinued operations	$(10,352)	$683	$52	$—	$97

Discontinued Operations — Combined
Net revenue	$114,805	$12,587	$389	$1,918	$631

Salaries, cost of care and other operating expenses	105,277	5,058	26,753	1,678	(605)
Depreciation and amortization	1,983	—	—	—	—
Other expenses (income) (3) (4)	12,280	2,727	(6,092)	(738)	336
Reorganization benefit, net (5)	—	—	(20,327)	—	—

Income (loss) from discontinued operations	$(4,735)	$4,802	$55	$978	$900

(1)
Amounts primarily represent positive settlements of certain outstanding Medicare and Medicaid cost reports. Net revenue for the fiscal year ended September 30, 2002 also includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of approximately $5.2 million, before taxes.

(2)
In September 2003, the Company entered into an agreement with a claimant to settle certain claims filed related to the healthcare provider and franchising segment. As a result of the settlement, the Company recorded an adjustment to legal expense for the amount of the claim of $24.0 million. As part of the Plan, this claim was discharged through the payment of $10 million in cash, with the difference recorded as a discontinued operations reorganization gain.

(3)
Interest expense has not been allocated to discontinued operations.

(4)
Includes provision (benefit) for income taxes (net of income tax benefit related to reorganization benefit), minority interest and (income) loss from disposal of discontinued operations.

(5)
See Note 2 — "Fresh Start Reporting," and Note 3 — "Summary of Significant Accounting Policies" for discussion of reorganization expense (benefit), net of taxes.

Gain on Disposal of Healthcare Provider and Franchising Segments

        The summary of the gain on disposal recorded in fiscal 2001 related to the Company's healthcare provider and healthcare franchising segments is as follows (in thousands):

Predecessor Company
Basis in Provider JVs	$10,831
Increase in estimated accrued liabilities	(6,267)
Other	(343)

Gain before income taxes	4,221
Income tax provision	(1,477)

$2,744

        The summary of the gain on disposal recorded in fiscal 2002 related to the Company's healthcare provider and healthcare franchising segments is as follows (in thousands):

Predecessor Company
Net proceeds from sale of Provider JV	$3,500
Less: Net book value of Investment in Provider JV	(2,167)

Gain before income taxes	1,333
Income tax provision	(466)

$867

        The summary of the gain on disposal recorded in fiscal 2003 related to the Company's healthcare provider and franchising segments is as follows (in thousands):

Predecessor Company
Change in estimate of joint venture liabilities	$2,793
Gain on distribution of joint venture cash	811
Gain on sale of assets	650

Gain before taxes	4,254
Income tax provision	(1,503)

$2,751

        The remaining assets and liabilities of the healthcare provider and franchising segments at December 31, 2003 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) investment in provider joint ventures of $1.9 million; (v) hospital-based real estate of $2.4 million; (vi) long-term debt of $6.4 million related to the hospital-based real estate; and (vii) accounts payable and accrued liabilities of $12.8 million, of which $11.5 million relates to chapter 11 claim settlements.

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

Predecessor Company
Change in estimate of leasehold obligations	$(3,604)
Change in estimate of other exit-related reserves	1,079

Loss before income taxes	(2,525)
Income tax benefit	883

$(1,642)

        The summary of the gain on disposal recorded in fiscal 2003 related to the Company's specialty managed healthcare segment is as follows (in thousands):

Predecessor Company
Cash received on a fully reserved note receivable	$1,350
Change in estimate of leasehold obligations	499

Gain before taxes	1,849
Income tax benefit	104

$1,953

        The remaining assets and liabilities of the specialty managed healthcare segment at December 31, 2003 include: (i) reserve related to the discontinuance of operations of $0.2 million and (ii) accounts payable and accrued liabilities of $0.1 million.

        The remaining assets and liabilities of the specialty managed healthcare segment at December 31, 2002 include, among other things: (i) reserve related to the discontinuance of operations of $5.8 million and (ii) accounts payable and accrued liabilities of $0.4 million.

        The following tables provide a roll-forward of reserves related to the discontinuance of the specialty managed healthcare segment (in thousands):

Type of Cost	Predecessor Company Balance September 30, 2000	Additions	Payments	Adjustments	Predecessor Company Balance September 30, 2001
Accrued losses	$3,531	$—	$(3,531)	$—	$—
Lease exit costs	5,051	—	(1,409)	—	3,642

	$8,582	$—	$(4,940)	$—	$3,642

Type of Cost	Predecessor Company Balance September 30, 2001	Additions	Payments	Adjustments	Predecessor Company Balance September 30, 2002
Lease exit costs	$3,642	$3,604	$(1,140)	$—	$6,106

Type of Cost	Predecessor Company Balance September 30, 2002	Additions	Payments	Adjustments	Predecessor Company Balance December 31, 2002
Lease exit costs	$6,106	$—	$(297)	$—	$5,809

Type of Cost	Predecessor Company Balance December 31, 2002	Additions	Payments	Adjustments (1)	Reorganization Benefit and Fresh Start Adjustments (2)	Reorganized Company Balance December 31, 2003
Lease exit costs	$5,809	$—	$(365)	$(499)	$(4,724)	$221

(1)
Includes the reduction of reserves attributable to the change in estimate of a liability associated with a potential bankruptcy claim related to a leased facility. In accordance with SOP-90-7, such adjustment was recorded as a component of "Income (loss) on disposal of discontinued operations" in the accompanying audited consolidated statements of operations.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company rejected certain leases for closed offices for the specialty managed healthcare segment. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded as a component of "Discontinued operations, net of tax" under the caption "Reorganization benefit, net" in the accompanying audited consolidated statements of operations. In addition, the Company's application of fresh start reporting as of December 31, 2003 resulted in a further reduction of the liability. See further discussion in Note 2—"Fresh Start Reporting."

Loss on Disposal of Human Services Segment

        The summary of the loss on disposal recorded during fiscal 2001 related to the disposal of the Company's human services segment is as follows (in thousands):

Predecessor Company
Net proceeds from sale (1)	$110,469
Less: Net book value of assets	(113,269)

Loss before taxes	(2,800)
Income tax provision (2)	(9,303)

$(12,103)

(1)
Net of certain assumed liabilities.

(2)
Amount includes provision for income taxes related to $26.0 million of goodwill, which had no tax basis.

        The income on disposal of $0.7 million ($1.1 million, less tax provision of $0.4 million) recorded during fiscal 2002 represents a revision of estimated liabilities related to the sale of the Company's human services segment. The Company recorded changes in estimates related to a gain on disposal of approximately $0.1 million during the three months ended December 31, 2002, as well as during fiscal 2003.

6. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to voluntarily contribute up to 15 percent of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 3 percent of their annual compensation. Additionally, the Company can elect to make a discretionary contribution of up to 2 percent of each eligible employee's compensation. The Company recognized $4.1 million, $4.0 million and $3.3 million of expense for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, respectively, and $1.0 million and $0.9 million for the three months ended December 31, 2001 and 2002, respectively, for the matching contribution to the 401(k) Plan.

7. Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at December 31, 2002 and December 31, 2003 is as follows (in thousands):

	Predecessor Company	Reorganized Company
	December 31, 2002	December 31, 2003
Old Credit Agreement:
Old Revolving Facility (4.9375% and 6.5000% at December 31, 2002 and 2003, respectively) due through 2004	$45,000	$45,076
Old Term Loan Facility (5.6875% to 5.9375% and 7.2500% to 7.5000% at December 31, 2002 and 2003, respectively) due through 2006	115,762	115,762
Old Senior Notes	250,000	—
Old Subordinated Notes	625,000	—
9.375% Series A Senior Notes due 2008	—	250,000
9.375% Series B Senior Notes due 2008	—	6,890
Note Payable to Aetna	—	63,915
1.20% to 10.0% capital lease obligations due through 2008	12,396	12,056

	1,048,158	493,699
Less debt paid upon consummation of the Plan	—	(92,382)
Less current maturities of long term debt	(22,140)	(24,785)
Less long-term debt in default, classified as current	(1,016,794)	—

	$9,224	$376,532

        Under fresh start reporting, the Company's reorganization transactions involving the cancellation of the Old Senior Notes and Old Subordinated Notes, and the issuance of Series A Notes and Series B Notes, as contemplated by the Plan, are reflected as if consummated on December 31, 2003, except for cash payments made on the Old Senior Notes.

        In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense its unamortized deferred financing fees associated with the Old Senior Notes and Old Subordinated Notes in the amount of $18.5 million.

        As of the Effective Date, giving effect to the Credit Agreement, and the use of proceeds thereof, the aggregate scheduled maturities of long-term debt and capital lease obligations during the next five fiscal years and beyond are as follows (in thousands):

Reorganized Company
Fiscal Year
Amount
Debt paid upon consummation of the Plan	$92,382
2004	24,785
2005	73,686
2006	25,000
2007	25,000
2008	252,846

$493,699

Credit Agreement

        On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the new credit agreement with Deutsche Bank AG (the "Credit Agreement") and the additional capital provided by the Equity Offering and the Onex Investment, as contemplated by the Plan. See below for further discussion of the Credit Agreement. Amounts repaid on the Effective Date under the Old Credit Agreement in excess of amounts advanced under the Credit Agreement have been classified as "Debt paid upon consummation of the Plan" in the accompanying consolidated balance sheet as of December 31, 2003.

        The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $80.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of the Effective Date, the Company had outstanding $100.0 million under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of approximately $7.4 million related to the Credit Agreement. The Company had not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of the Effective Date, the Company had issued letters of credit in the amount of $62.7 million, resulting in unutilized commitments under the Credit-Linked Facility of $17.3 million. The Term Loan Facility amortizes in installments in amounts equal to $15.0 million in 2004, $22.5 million in 2005, $25.0 million in 2006, $25.0 million in 2007 and $12.5 million in 2008. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        The Revolving Loan Facility and Term Loan Facility are subject to mandatory prepayment and reductions in an amount equal to (i) 50 percent of the net equity proceeds of any capital contribution or any sale or issuance of the Company's or any of its subsidiaries' common or preferred equity (including from the sale or issuance of options, warrants, or rights to purchase any such equity),

(ii) 100 percent of each capital contribution made to cure a default or event of default, (iii) 100 percent of any net debt proceeds from any issuance or incurrence by the Company or any of its subsidiaries of indebtedness for borrowed money, (iv) 100 percent of the net proceeds from assets sales not made in the ordinary course of business.

        The Credit Agreement contains a number of covenants that restrict or limit the Company's ability to engage in various transactions that may affect the interests of the lenders, including requirements limiting the ability to enter into partnerships, joint ventures, merger or consolidation transactions, to make capital expenditures and to issue capital stock. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined), including minimum consolidated EBITDA, interest coverage ratios and maximum leverage ratios. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements. As of the date of filing of this Form 10-K, the Company believes that it is in compliance with these covenants.

        The annual interest rate on borrowings under the Term Loan Facility and the Revolving Loan Facility fluctuate at a rate equal to the sum of (i) a borrowing margin of 3.50 percent (subject to reduction of up to 0.50 percent based on the Company's debt ratings), plus (ii) (A) in the case of U.S. denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of a Eurodollar loan, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. denominated loans or Eurodollar loans. As of the Effective Date, all loans under the Term Loan Facility were Eurodollar loans and the borrowing rate on the Term Loan Facility was 4.75%.

        The Company incurs a commitment fee on the Revolving Loan Facility ranging from 0.50 percent to 0.75 percent of the total available amount under the facility. The commitment fee percentage varies with the percentage of unutilized amounts under the Revolving Loan Facility. The Company also incurs a commitment fee on its Credit-Linked Facility, which is equal to the sum of 3.50 percent (subject to reduction of up to 0.50 percent based on the Company's debt ratings), plus an additional amount, which is dependent on the administrative costs and term of the Credit-Linked Facility. In addition, the Company incurs a fee in the amount of 0.125% for all letters of credit issued. The obligations of the Company and the Subsidiary Borrowers under the Credit Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned subsidiary of the Company. In addition, security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions, secure the Revolving Loan Facility, the Term Loan Facility and the guarantees.

Senior Notes

        On the Effective Date, the Company issued $233.4 million of Series A Notes, which mature on November 15, 2008, and are general senior unsecured obligations of the Company. As noted above, this transaction was reflected as of December 31, 2003 (except for the corresponding payment of principal on the Old Senior Notes on the Effective Date in the amount of $16.6 million paid, which is reflected as "Debt paid upon consummation of the Plan" in the accompanying consolidated balance sheet as of December 31, 2003). Interest on the Series A Notes is payable semi-annually on each May 15 and

November 15, commencing on May 15, 2004. These notes plus cash were issued in satisfaction of the Company's Old Senior Notes and accrued interest thereon.

        Through March 4, 2004, the Company has issued $6.9 million of Series B Notes, which mature on November 15, 2008. The Series B Notes were issued to the holders of other general unsecured claims of the predecessor Company and to Houlihan Lokey Howard & Zukin Capital ("Houlihan") for services rendered during the financial restructuring. Interest on the Series B Notes is payable semi-annually on each May 15 and November 15, commencing on May 15, 2004.

        Except as set forth in the following paragraph, the Senior Notes will not be redeemable at the option of the Company prior to November 15, 2005. The Senior Notes will be redeemable at the option of the Company on or after such date, in whole or in part, with prior notice, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if redeemed during the 12-month period beginning on November 15 of the years set forth below:

Year	Redemption Prices
2005	104.688%
2006	102.344%
2007	101.172%

        In addition, at any time prior to November 15, 2005, the Company may, at its option, redeem up to 35 percent of the original aggregate principal amount of Senior Notes at a redemption price (expressed as a percentage of the principal amount) of 109.375 percent, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least 65 percent of such original aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within sixty days of the date of the closing of any such equity offering. Any such redemption shall be made upon not less than thirty nor more than sixty days notice mailed to each holder of Senior Notes being redeemed and otherwise in accordance with the procedures set forth in the Senior Notes Indenture (the "Indenture").

        The Indenture imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined) to, among other things, (i) make certain investments and other restricted payments, (ii) pay dividends and other distributions, (iii) incur indebtedness, (iv) enter into consensual restrictions upon the payment of certain dividends and distributions by such Restricted Subsidiaries, (v) enter into or permit certain transactions with affiliates, (vi) create or incur liens, (vii) enter into sale and leaseback transactions, (viii) make asset sales, (ix) acquire or retire certain assets, and (x) prepay subordinated obligations. The Indenture also imposes limitations on the ability of the Company to consolidate or merge with or into any other person or convey, transfer or lease all or substantially all of the property of the Company.

Aetna Note

        As part of the consummation of the Plan, an agreement became effective between Aetna, Inc. ("Aetna") and the Company to renew their behavioral health services contract. Under the renewed agreement, the Company will continue to manage the behavioral health care of members of Aetna's healthcare programs through December 31, 2005, with an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the "Aetna Note") for the balance, including accrued interest, of $48.9 million, which will mature on December 31, 2005. As of December 31, 2003, the $15.0 million payment to Aetna is reflected in "Debt paid upon consummation of the Plan" in the accompanying audited consolidated balance sheet. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note. The full amount of the Aetna Note is reflected by the Company as due and payable on December 31, 2005 in the schedule of maturities above.

        The annual interest rate on the Aetna Note is calculated as the sum of (i) the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, plus (ii) 3.25 percent, plus (iii) an additional 2.00 percent for overdue amounts of principal or interest. Interest on the Aetna Note is payable quarterly on the last day of March, June, September and December, beginning on March 31, 2004. The effective rate of interest on the Aetna Note as of the Effective Date was 7.25 percent.

        The Company may, at any time, prepay all or a portion of the unpaid principal amount of the Aetna Note, plus unpaid accrued interest without premium or penalty, subject to restrictions in the Company's other debt agreements.

Capital Leases

        The Company's capital lease obligations represent amounts due under a lease for certain real property and leased computer equipment. Included in the current maturities of long-term debt in the table above is $6.4 million related to a real property capital lease, which is an obligation of the Company's discontinued healthcare provider segment. In March 1984, a subsidiary of the Company acquired a psychiatric hospital in Albuquerque, New Mexico from the City of Albuquerque. The construction of the facility was funded through the issuance of $6.4 million in revenue bonds by the City of Albuquerque, which are guaranteed by the Company and are due on March 1, 2014. The Company then sold the property to the City of Albuquerque, and leased it back. The terms of the lease agreement provide that the Company shall purchase the facility for a purchase price of $1 upon repayment of the bonds. On February 27, 2004, the Company gave notice to the bond trustee that it intends to repay the principal of the bond, plus accrued interest, on April 2, 2004. As a result of this election, the Company has reclassified the principal amount of $6.4 million from a long-term obligation to a current obligation. The recorded value of this property at December 31, 2003 was approximately $2.4 million. The recorded value of other capital leased assets was approximately $8.0 million at December 31, 2003.

Old Credit Agreement

        The Old Credit Agreement, as amended, which was refinanced on the Effective Date with proceeds from the Credit Agreement and other cash, as described above, provided for a term loan facility (the "Old Term Loan Facility") in an original aggregate principal amount of $550 million, and a revolving facility (the "Old Revolving Facility") providing for revolving loans and the issuance of letters of credit in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Loans outstanding under the Old Term Loan Facility as of December 31, 2003 totaled approximately $115.8 million. Amounts outstanding under the Old Revolving Facility as of December 31, 2003 totaled $101.3 million, including approximately $45.1 million in revolving loans and letters of credit of approximately $56.2 million, resulting in unutilized commitments of approximately $48.7 as of December 31, 2003. The Old Revolving Facility was to mature on February 12, 2004. Fifty percent of the total amount outstanding under the Term Loan Facility was to mature on February 12, 2005 and the remainder was to mature on February 12, 2006.

        The Old Credit Agreement, as amended, contained a number of covenants that, among other things, restricted the ability of the Company and its subsidiaries: (i) to dispose of assets, (ii) incur additional indebtedness, (iii) incur or guarantee obligations, (iv) prepay other indebtedness or amend other debt instruments (including the indentures for the Old Senior Notes and the Old Subordinated Notes), (v) pay dividends, (vi) create liens on assets, (vii) make investments, (viii) make loans or advances, (ix) redeem or repurchase common stock, (x) make acquisitions, engage in mergers or consolidations, (xi) change the business conducted by the Company and its subsidiaries and (xii) make capital expenditures. In addition, the Old Credit Agreement required the Company to comply with specified financial ratios and tests (as defined), including minimum coverage ratios, maximum leverage ratios and maximum senior debt ratios.

        As of December 31, 2002, the Predecessor Company was in default of certain of the covenants under the Old Credit Agreement, a condition which led to the Predecessor Company filing for bankruptcy under chapter 11 on March 11, 2003. See Note 1—"General" for discussion of the Company's filing for bankruptcy under, and subsequent emergence from, chapter 11. Due to such default, all amounts outstanding under the Old Credit Agreement were reflected as current obligations of the Predecessor Company as of December 31, 2002. As of December 31, 2003, amounts outstanding under the Old Credit Agreement are reflected, to the extent refinanced, as current or long-term obligations of the Reorganized Company, based on the scheduled maturity dates, as the Company had the intent and the ability to refinance amounts outstanding in accordance with the Plan.

Old Senior Notes and Old Subordinated Notes

        The Old Senior Notes were issued by the Company in fiscal 2001 and were to mature on November 15, 2007 and were general senior unsecured obligations of the Company. Interest on the Old Senior Notes accrued at the rate of 9.375 percent per annum and was payable semi-annually on each May 15 and November 15.

        In connection with the issuance of the Old Senior Notes, the Company recognized an extraordinary loss from early extinguishment of debt of approximately $4.0 million, net of income tax benefit, during fiscal 2001, to write-off unamortized deferred financing costs related to repayment of indebtedness. The Company adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64,

Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") in fiscal 2002. In accordance with SFAS No. 145, the Company reclassified its fiscal 2001 extraordinary loss on early extinguishment of debt of $4.0 million, net of income taxes, to interest expense (an increase of $6.6 million) and provision for income taxes (a decrease of $2.6 million).

        The Old Subordinated Notes were general unsecured senior subordinated obligations of the Company. The Old Subordinated Notes were limited in aggregate principal amount to $625.0 million and were to mature on February 15, 2008. Interest on the Old Subordinated Notes accrued at the rate of 9.0 percent per annum and was payable semi-annually on each February 15 and August 15.

        The Indentures for the Old Senior Notes and Old Subordinated Notes (the "Indenture") limited, among other things: (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries; (ii) the payment of dividends on, and redemption or repurchase of, capital stock of the Company and its restricted subsidiaries and the redemption of certain subordinated obligations of the Company; (iii) certain other restricted payments, including investments; (iv) sales of assets; (v) certain transactions with affiliates; (vi) the creation of liens and (vii) consolidations, mergers and transfers of all or substantially all the Company's assets. The Indentures also prohibited certain restrictions on distributions from restricted subsidiaries. However, all such limitations and prohibitions were subject to certain qualifications and exceptions. Events of default under the covenants of the Old Credit Agreement, as discussed above, triggered events of default under the Indenture as of December 31, 2002. As a result, all amounts outstanding under the Old Senior Notes and Old Subordinated Notes were reflected as current obligations as of December 31, 2002.

        Pursuant to the Plan, the Old Senior Notes and Old Subordinated Notes were canceled as of the Effective Date. In accordance with fresh start reporting, the Company reflected the cancellation of the Old Senior Notes and the Old Subordinated Notes, and the issuance of the Senior Notes as of December 31, 2003. See Note 1—"General" for discussion of the Company's emergence from chapter 11.

8. Stockholders' Equity

Common Stock

        On the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, and three new classes of capital stock were authorized. For a detailed discussion of such activity, see Note 1—"General".

        The number of issued and outstanding shares of Ordinary Common Stock and Multi-Vote Common Stock at December 31, 2003 was 26,552,563 and 8,552,700, respectively. The Company is prohibited from paying dividends on its common stock under the terms of the Indentures for the Senior Notes and the Credit Agreement except under very limited circumstances.

Stock Option Plans

        All outstanding options and warrants to purchase existing common stock were cancelled as of the Effective Date. On the Effective Date, the Company established the 2003 Management Incentive Plan which allows for the issuance of up to 6,373,689 shares of stock options. The Company made grants of 4,267,422 stock options in January and February 2004. Such stock options vest over three to seven years and have a 10 year life. In addition, certain of the stock options contain vesting acceleration clauses if stated stock price targets are met. At March 4, 2004, there were 2,106,267 shares available for future grants under the terms of the Management Incentive Plan.

        Summarized information relative to the Company's stock options outstanding on March 4, 2004 is as follows:

	Reorganized Company
	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$10.43 – $12.39	3,808,537	10 years	$11.54	—	$—
$23.52	458,885	10 years	$23.52	—	—

	4,267,422		$12.83	—	$—

        Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives"). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully-vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also granted an aggregate of 2,891,022 stock options to the Senior Executives on the Effective Date and made cash payments to the Senior Executives to approximate the tax liability associated with the compensation expense resulting from the stock grants, the stock purchase and the cash payments, as defined below. Also on the Effective Date, pursuant to the consummation of the Plan, a Management Incentive Plan became effective under which 1,376,400 stock options were awarded to other members of the Company's management and other employees. All of these awards were contingent upon the Company's emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the respective employees beginning on the Effective Date.

        Beginning in the first quarter of fiscal 2004, the Company will recognize the following charges related to stock compensation:

  •
  with respect to the grants of restricted stock to the Senior Executive officers, the Company will record a charge equal to the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) multiplied by the shares granted, plus the amount paid to the Senior Executives with regard to income taxes related to such grants;

  •
  with respect to the shares purchased by the Chief Executive Officer, the Company will recognize a charge to the extent the fair market value of the Ordinary Common Stock at the time of purchase (the price at which the stock traded on the first day of trading) exceeded the price paid for such shares multiplied by the shares purchased, plus the amount paid to the Chief Executive Officer with regard to income taxes related to such purchase.

  •
  with respect to the grant of options, a charge will be recognized to the extent the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) exceeded the exercise prices of the options, multiplied by the number of shares subject to the options (approximately 4.3 million shares in the aggregate). Generally, this charge will be recognized ratably over the vesting periods of the options, which range from three to four years. However, compensation expense related to two of the three tranches of stock options granted to the Senior Executives, covering approximately 2.1 million shares, may be recognized over a period of up to seven years, depending on the market price performance of the Ordinary Common Stock.

        The Company estimates that the total amount of such charges will be $58.4 million, before taxes. Based upon a seven year vesting schedule for the two Senior Executive tranches, as discussed above, the Company estimates that it will recognize approximately $18.7 million, $10.6 million, $10.6 million $7.4 million and $11.1 million of such charges in fiscal years 2004, 2005, 2006, 2007 and 2008 and beyond, respectively. However, certain of these charges may be accelerated depending on the market price performance of the Ordinary Common Stock, as discussed above.

        As noted above, all previously outstanding options to purchase existing common stock were cancelled as of the Effective Date. The Predecessor Company maintained stock option plans under which employees and non-employee directors were granted options to purchase shares of Company common stock at the fair market value at the time of grant.

        Summarized information relative to the Predecessor Company's stock option plans is as follows:

	Predecessor Company
	Fiscal Year Ended September 30,
					Three Months Ended December 31, 2002		Fiscal Year Ended December 31, 2003
	2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	5,379,105	$5.57	4,113,151	$4.95	4,247,952	$5.25	3,847,073	$5.34
Granted	1,129,410	3.35	570,000	6.78	—	—	—	—
Canceled	(837,510)	6.36	(288,482)	5.83	(400,879)	4.42	(3,847,073)	5.34
Exercised	(1,557,854)	4.95	(146,717)	3.56	—	—	—	—

Balance, end of period	4,113,151	$4.95	4,247,952	$5.25	3,847,073	$5.34	—	$—

Exercisable, end of period	2,272,958	$5.77	2,818,989	$5.49	2,870,853	$5.49	—	$—

        Employee Stock Purchase Plans.    The 2000 Employee Stock Purchase Plan (the "2000 ESPP"), as amended, covered 1.5 million shares of common stock that could be purchased by eligible employees of the Predecessor Company. The 2000 ESPP offering periods had a term not less than three months and not more than twelve months. The first offering period under the 2000 ESPP began January 1, 2000 and the last offering period ended on December 31, 2003. The purchase price of each offering period was the lesser of: (i) 85.0 percent of the fair value of a share of common stock on the first day of the offering period or (ii) 85.0 percent of the fair value of a share of common stock on the last day of the offering period. A summary of the 2000 ESPP is as follows:

Offering Period	Began	Ended	Shares Purchased	Purchase Price
1	January 1, 2000	June 30, 2000	481,922	$1.0625
2	July 1, 2000	December 31, 2000	415,642	$1.0625
3	April 1, 2001	June 30, 2001	37,271	$7.8625
4	July 1, 2001	December 31, 2001	114,008	$5.3975
5	January 1, 2002	June 30, 2002	212,807	$0.8500
6	July 1, 2002	December 31, 2002	180,240	$0.1400
7	January 1, 2003	June 30, 2003	—	—
8	July 1, 2003	December 31, 2003	—	—

The shares for the period from July 1, 2002 to December 31, 2002 were purchased and issued to employees in January 2003. No shares of common stock were purchased or issued in fiscal 2003 under the 2000 ESPP due to the fact that there were only 58,110 shares left for allocation, and due to the Company's bankruptcy filing on March 11, 2003.

        Common Stock Warrants.    The Company issued 114,690 warrants in fiscal 1992 that expired on June 30, 2002 (the "2002 Warrants") to purchase one share each of the Predecessor Company's common stock. The 2002 Warrants had an exercise price of $5.24 per share. During the fiscal year ended September 30, 2001, 6,267 shares were issued upon the exercise of 2002 Warrants. No shares were issued upon exercises of warrants during the fiscal years ended September 30, 2002 and December 31, 2003, or during the three months ended December 31, 2002. Pursuant to the Plan, on the Effective Date all previously outstanding warrants to purchase common stock of Magellan were cancelled.

        Pursuant to the Plan, the previous Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date (see Note 9—"Redeemable Preferred Stock" below) and the holders thereof were issued 456,660 shares of Ordinary Common Stock, as well as warrants to purchase until the seventh anniversary of the Effective Date (January 5, 2011) for $30.46 per share a like number of shares of Ordinary Common Stock. The previously outstanding common stock of Magellan also was also cancelled on the Effective Date (see above) and the holders thereof became entitled to receive 114,165 shares of Ordinary Common Stock, as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share a like number of shares of Ordinary Common Stock (i.e., 114,165), which equals approximately one share of Ordinary Common Stock and a warrant to purchase one share of

Ordinary Common Stock for every 310 shares of the previously outstanding common stock. Taken together, such warrants (the "2004 Warrants") total 570,825.

        Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna has the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share (the "Aetna Warrants").

        The following table summarizes the common stock warrants in effect as of the Effective Date:

Description	Shares	Exercise Price per Share	Expiration Date	Approximate FMV Per Warrant
2004 Warrants	570,825	$30.46	January 5, 2011	$13.50
Aetna Warrants	230,000	$10.48	January 5, 2009	$9.44

        The Company estimated the fair market value of the 2004 Warrants and the Aetna Warrants as of the Effective Date. The Company recorded the fair market value of the 2004 Warrants as an increase to warrants outstanding, a component of additional paid-in capital. The fair values of the common stock warrants were estimated on the date of their grant/acquisition using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2004 Warrants	Aetna Warrants
Risk-free interest rate	3.92%	1.95%
Expected life	7 years	5 years
Expected volatility	39.5%	32.2%
Expected dividend yield	0.0%	0.0%

Income (Loss) Per Common Share

        Income (loss) per common share for the fiscal year ended December 31, 2003 was calculated using the Company's pre-petition common stock which was outstanding through the close of business on December 31, 2003, at which time it was cancelled pursuant to the Plan. See Note 2—"Fresh Start Reporting" for a discussion of the implementation of fresh start reporting and the adjustments recorded as a result of its implementation. The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of income per share from continuing operations (in thousands):

	Predecessor Company
	Fiscal Year Ended September 30,			Three Months Ended December 31,
			Fiscal Year Ended December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Numerator:
Income (loss) from continuing operations	$29,290	$(542,304)	$451,715	$8,740	$10,829
Less: preferred dividend requirement (Contractual dividends of $4,788 for the fiscal year ended December 31, 2003)	4,527	4,657	883	1,075	1,243
Less: amortization of redeemable preferred stock issuance costs	522	540	172	143	136
Less: preferred stock reorganization items, net	—	—	2,668	—	—

Income (loss) from continuing operations available to common stockholders — basic	24,241	(547,501)	447,992	7,522	9,450
Add: presumed conversion of redeemable preferred stock	—	—	3,723	1,218	1,379

Income (loss) from continuing operations available to common stockholders — diluted	$24,241	$(547,501)	$451,715	$8,740	$10,829

Denominator:
Weighted average common shares outstanding — basic	33,448	34,854	35,305	34,670	35,139
Common stock equivalents — stock options	847	—	—	1,100	—
Common stock equivalents — warrants	4	—	—	5	—
Common stock equivalents — redeemable preferred stock	553	—	6,300	6,300	6,300
Common stock equivalents — redeemable preferred stock option	83	—	—	—	—

Weighted average common shares outstanding — diluted	34,935	34,854	41,605	42,075	41,439

Income (loss) from continuing operations available to common stockholders per common share:
Basic (basic numerator/basic denominator)	$0.72	$(15.71)	$12.69	$0.22	$0.27

Diluted (diluted numerator/diluted denominator)	$0.69	$(15.71)	$10.86	$0.21	$0.26

        Conversion of redeemable preferred stock was not presumed for fiscal 2001 and 2002 due to the anti-dilutive effect. Conversion of the redeemable preferred stock was presumed outstanding for the fiscal year ended December 31, 2003 and the three months ended December 31, 2001 and 2002, respectively. Additionally, redemption of the TPG series "A" option (the "Option") (see Note 9—"Redeemable Preferred Stock") was not presumed in fiscal 2001 due to the anti-dilutive effect. The Option expired on August 19, 2002. Certain stock options and warrants which were outstanding during the fiscal years ended September 30, 2001 and December 31, 2003, as well as during the three months ended December 31, 2001 and 2002, were not included in the computation of diluted earnings per share because of the anti-dilutive effect. Because the Company reported a loss from continuing operations in fiscal 2002, no common stock equivalents have been included in the computation of weighted average common shares outstanding for fiscal 2002. See Note 9—"Redeemable Preferred Stock", for further discussion of the redeemable preferred stock.

9. Redeemable Preferred Stock

TPG Investment

        On December 5, 1999, TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group ("TPG") purchased approximately $59.1 million of the Predecessor Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an Option (the "Option") to purchase approximately $21.0 million of additional Series A Preferred Stock. The Option expired, without being exercised, on August 19, 2002. The Series A Preferred Stock was cancelled on the Effective Date as discussed in Note 8—"Stockholders' Equity." The Series A Preferred Stock carried a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock through December 15, 2001 (cash only thereafter), subject to certain conditions. Dividends not paid in cash or common stock accumulated. No dividends had been paid to the holders of Series A Preferred Stock. TPG had the right to nominate three representatives to the Predecessor Company's Board of Directors. TPG had two representatives on the Predecessor Company's seven-member Board of Directors. Additionally, the Company's Board of Directors was reconstituted on the Effective Date to consist of nine members, none of which are affiliated with TPG.

        Upon adoption of SOP 90-7, the Company wrote off all of its unamortized issuance costs of approximately $2.7 million (net of a tax benefit of approximately $0.8 million) as "Preferred stock reorganization items, net" in the accompanying statements of operations.

10. Income Taxes

        The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Predecessor Company
	Fiscal Year Ended September 30,			Three Months Ended December 31,
			Fiscal Year Ended December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Income taxes currently payable:
Federal	$—	$—	$30,615	$—	$2,929
State	1,500	900	3,198	940	200
Foreign	14	—	—	—	—
Deferred income taxes:
Federal	27,079	125,810	—	5,146	—
State	5,139	24,899	—	—	—

	$33,732	$151,609	$33,813	$6,086	$3,129

        A reconciliation of the Company's income tax provision (benefit) for continuing operations to that computed by applying the statutory federal income tax rate is as follows (in thousands):

	Predecessor Company
	Fiscal Year Ended September 30,			Three Months Ended December 31,
			Fiscal Year Ended December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Income tax provision at federal statutory income tax rate	$22,085	$(136,726)	$170,023	$5,195	$4,895
State income taxes, net of federal income tax benefit	3,155	(15,235)	2,078	611	130
Goodwill impairment	—	102,183	9,052	—	—
Differences in reorganization benefit, net	—	—	(150,773)	—	—
Valuation allowance adjustment	—	200,537	—	—	—
Non-deductible amortization	8,726	449	2,857	157	640
Other — net	(234)	401	576	123	(2,536)

Income tax provision	$33,732	$151,609	$33,813	$6,086	$3,129

        The Company notes that for federal income tax purposes, the cancellation of indebtedness event takes place on the date of the Company's emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurs at or immediately after December 31, 2004 (the taxable year of discharge) and generally after determining the income tax liability for 2004. The Company plans to change its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003. For financial reporting purposes, the emergence from bankruptcy is deemed to occur in 2003; however, since the Company did not emerge from bankruptcy until January 5, 2004, for federal income tax purposes, the emergence from bankruptcy is a 2004 event.

        After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, as of December 31, 2003, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $507.3 million available to reduce future federal taxable income. These estimated NOL carryforwards expire in 2006 through 2019. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities have created uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. In addition, the Company's utilization of NOL carryforwards will be subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which may affect the timing of the use of, or ultimate realization of, NOL carryforwards. During fiscal 2002, in light of its financial situation, the Company recorded a full valuation allowance against its net deferred tax assets. As of December 31, 2003 and 2002, the Company continues to maintain a full valuation allowance covering all of the Company's net deferred tax assets.

        The Company recognized current tax expense attributable to estimated current taxable income for the three months ended December 31, 2002 and the year ended December 31, 2003. This expense was recorded due to the estimated utilization of NOL carryforwards generated prior to a previous bankruptcy filing in 1992 and prior to the occurrence of certain other events which may cause limitations on its NOL carryforwards. Under SOP 90-7, the deferred tax benefit related to the realization of the pre-1992 bankruptcy NOL carryforwards is not reflected in the consolidated statements of operations. The Company's current tax expense in fiscal 2003 also includes changes in estimates regarding the Company's utilization of the above-referenced NOL carryforwards due to amendments of prior year tax returns.

        Components of the net deferred income tax assets (liabilities) at December 31, 2002 and 2003 are as follows (in thousands):

	Predecessor Company	Reorganized Company
	December 31, 2002	December 31, 2003
Deferred tax liabilities:
Property and depreciation	$(13,382)	$(22,552)
Long-term debt and interest	(2,036)	—
Discontinued operations liabilities	—	(375)
Other	(42,615)	—

Total deferred tax liabilities	(58,033)	(22,927)
Deferred tax assets:
Goodwill and intangible assets	38,369	110,499
Operating loss carryforwards	281,481	202,909
Discontinued operations assets	7,404	—
Other	15,607	53,121

Total deferred tax assets	342,861	366,529
Valuation allowance	(284,828)	(343,602)

Deferred tax assets after valuation allowance	58,033	22,927

Net deferred tax assets	$—	$—

11. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	Predecessor Company	Reorganized Company
	December 31, 2002	December 31, 2003
Liabilities related to chapter 11 proceedings, including professional fees and claim settlements	$—	$74,222
HAI contingent purchase price	60,000	—
Other	157,837	131,646

	$217,837	$205,868

12. Special Charges

        At the beginning of fiscal 2001 the Company had recorded $5.9 million of accrued severance, $4.7 million of accrued lease termination costs and $0.9 million of other exit costs. The following tables provide a roll-forward of liabilities resulting from these liabilities (in thousands):

Type of Cost	Predecessor Company Balance September 30, 2000	Additions	Payments	Adjustments (1)	Predecessor Company Balance September 30, 2001
Employee severance and termination benefits	$5,866	$—	$(5,968)	$876	$774
Lease termination and other costs	5,578	—	(2,514)	(876)	2,188

	$11,444	$—	$(8,482)	$—	$2,962

Type of Cost	Predecessor Company Balance September 30, 2001	Additions (2)	Payments	Adjustments	Predecessor Company Balance September 30, 2002
Employee severance and termination benefits	$774	$68	$(821)	$—	$21
Lease termination and other costs	2,188	1,335	(1,375)	—	2,148

	$2,962	$1,403	$(2,196)	$—	$2,169

Type of Cost	Predecessor Company Balance September 30, 2002	Additions	Payments	Adjustments	Predecessor Company Balance December 31, 2002
Employee severance and termination benefits	$21	$—	$(21)	$—	$—
Lease termination and other costs	2,148	—	(258)	—	1,890

	$2,169	$—	$(279)	$—	$1,890

Type of Cost	Predecessor Company Balance December 31, 2002	Additions	Payments	Adjustments (3)	Reorganization Benefit and Fresh Start Adjustments (4)	Reorganized Company Balance December 31, 2003
Lease termination and other costs	$1,890	$34	$(374)	$(519)	$(972)	$59

(1)
The adjustments represent reclassification of certain amounts based upon the Company's evaluation at June 30, 2001.

(2)
Upon reevaluation of reserves related to the restructuring plan in fiscal 2002, the Company recorded estimated additional special charges related to severance and lease reserves in the amount of $1.4 million.

(3)
Includes the reduction of reserves attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, such adjustments are recorded as a component of "Special charges" in the accompanying audited consolidated statements of operations.

(4)
As part of its financial restructuring plan and chapter 11 proceedings, the Company rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded in the accompanying audited consolidated statements of operations as "Reorganization expense (benefit)". In addition, the Company's application of fresh start reporting as of December 31, 2003 resulted in a net reduction of the liability. See further discussion in Note 2—"Fresh Start Reporting."

        During the first quarter of fiscal 2001, the Company sold its Canadian managed behavioral care operations, CHC, to Family Guidance Group, Inc. for approximately $9.7 million net of transaction costs of $0.3 million. The sale of the Canadian operations resulted in a non-recurring loss of approximately $3.3 million before provision for income taxes. The Company received net proceeds of approximately $8.4 million at the date of the sale, an additional $0.7 million in January 2002 and an additional $0.6 million in December 2002. Proceeds received from the sale were used to reduce debt outstanding under the Company's previous term loan facility.

        As of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plan Solutions segment. The Company's 2002 Restructuring Plan resulted in the recognition of special charges of approximately $8.2 million during fiscal 2002, with special charges of $4.5 million being recorded during the three months ended December 31, 2001. The fiscal 2002 special charges consisted of (i) $6.3 million to terminate 277 employees, the majority of which were field operational personnel in the Health Plan Solutions segment and (ii) $1.9 million to downsize and close excess facilities, and other associated activities.

        The employee termination costs include severance and related termination benefits, including payroll taxes. All terminations were completed by September 30, 2002. The majority of the employee termination costs were paid in full by March 31, 2003. The special charges of $1.9 million represent costs to downsize and close 14 leased facilities. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. The leased facilities were originally scheduled to terminate at various dates through fiscal 2006; however, all of such leases have been rejected as part of the chapter 11 proceedings. At December 31, 2003, outstanding liabilities of $0.1 million related to the 2002 Restructuring Plan are included in "Accrued liabilities" in the accompanying December 31, 2003 consolidated balance sheet.

        The following tables provide a roll-forward of liabilities resulting from these special charges (in thousands):

Type of Cost	Predecessor Company Balance September 30, 2001	Additions	Payments	Adjustments	Predecessor Company Balance September 30, 2002
Employee severance and termination benefits	$—	$6,257	$(5,119)	$352	$1,490
Lease termination and other costs	—	1,951	(723)	(352)	876

	$—	$8,208	$(5,842)	$—	$2,366

Type of Cost	Predecessor Company Balance September 30, 2002	Payments	Adjustments	Predecessor Company Balance December 31, 2002
Employee severance and termination benefits	$1,490	$(602)	$(65)	$823
Lease termination and other costs	876	(158)	(282)	436

	$2,366	$(760)	$(347)	$1,259

Type of Cost	Predecessor Company Balance December 31, 2002	Payments	Adjustments (1)	Reorganization Benefit and Fresh Start Adjustments (2)	Reorganized Company Balance December 31, 2003
Employee severance and termination benefits	$823	$(694)	$(21)	$—	$108
Lease termination and other costs	436	(115)	(208)	(91)	22

	$1,259	$(809)	$(229)	$(91)	$130

(1)
Upon reevaluation of the reserves related to the restructuring plan, the Company recorded a reduction to the severance and lease reserves. The reduction in lease reserves is attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, the adjustments to the severance and lease reserves are recorded as a component of "Special charges" in the accompanying audited consolidated statements of operations.

(2)
The Company's application of fresh start reporting as of December 31, 2003 resulted in a net reduction of the liability. See further discussion in Note 2—"Fresh Start Reporting."

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

        During the fiscal year ended December 31, 2003, the Company continued the ABI initiative, which resulted in the recognition of special charges of (a) $1.8 million to terminate an additional 73 employees that represented both field operational and corporate personnel, and (b) $0.1 million to downsize and close additional excess facilities and other associated activities. The employee termination costs of $1.8 million include severance and related termination benefits, including payroll taxes. All of the terminations completed by June 30, 2003. At December 31, 2003, outstanding liabilities of approximately $0.3 million related to ABI are included in "Accrued liabilities" in the accompanying December 31, 2003 consolidated balance sheet.

        The following tables provide a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Predecessor Company Balance September 30, 2001	Additions	Payments	Predecessor Company Balance September 30, 2002
Employee severance and termination benefits	$—	$2,920	$(435)	$2,485
Lease termination and other costs	—	984	(27)	957

	$—	$3,904	$(462)	$3,442

Type of Cost	Predecessor Company Balance September 30, 2002	Additions	Payments	Predecessor Company Balance December 31, 2002
Employee severance and termination benefits	$2,485	$2,040	$(2,562)	$1,963
Lease termination and other costs	957	455	(296)	1,116

	$3,442	$2,495	$(2,858)	$3,079

Type of Cost	Predecessor Company Balance December 31, 2002	Additions	Payments	Adjustments (1)	Reorganization Benefit and Fresh Start Adjustments (2)	Reorganized Company Balance December 31, 2003
Employee severance and termination benefits	$1,963	$1,755	$(3,457)	$—	$—	$261
Lease termination and other costs	1,116	61	(461)	(412)	(284)	20

	$3,079	$1,816	$(3,918)	$(412)	$(284)	$281

(1)
Includes the reduction of reserves attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, such adjustments are recorded as a component of "Special charges" in the accompanying audited consolidated statements of operations.

(2)
As part of its financial restructuring plan and chapter 11 proceedings, the Company has rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases is different than the liability previously recorded. In accordance with SOP 90-7, such difference has been recorded in the accompanying audited consolidated statements of operations as "Reorganization expense (benefit)", a component of income (loss) from continuing operations. In addition, the Company's application of fresh start reporting as of December 31, 2003 resulted in a net reduction of the liability. See further discussion in Note 2—"Fresh Start Reporting."

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended December 31, 2003, PIP resulted in the recognition of special charges of (a) $7.5 million to terminate 463 employees that represented both operational and corporate personnel, and (b) $2.4 million to downsize and close excess facilities, and other associated activities. The employee termination costs of $7.5 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations are expected to be completed by June 30, 2004 and termination costs associated with such employees are expected to be paid in full by January 31, 2005. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The other special charges of $2.4 million represent costs to downsize and close seven leased facilities, and other associated costs. Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. At December 31, 2003, outstanding liabilities of approximately $4.8 million related to PIP are included in the accompanying consolidated balance sheet in "Accrued liabilities".

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the year ended December 31, 2003 includes $0.6 million for the cost of outside consultants. Also included in special charges for the year ended December 31, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Predecessor Company Balance December 31, 2002	Additions	Payments	Adjustments (1)	Reorganization Benefit and Fresh Start Adjustments (2)	Reorganized Company Balance December 31, 2003
Employee severance and termination benefits	$—	$7,468	$(2,779)	$13	$—	$4,702
Lease termination and other costs	—	2,367	(498)	329	(2,052)	146

	$—	$9,835	$(3,277)	$342	$(2,052)	$4,848

(1)
Primarily includes the reclassification of reserves of $0.5 million from deferred credits and other long-term liabilities related to one of the closed lease facilities primarily offset by the reduction of reserves of $0.2 million attributable to the change in estimates of liabilities associated with potential bankruptcy claims related to leased facilities. In accordance with SOP 90-7, the reduction of such reserves are recorded as a component of "Special charges" in the accompanying audited consolidated statements of operations.

(2)
The Company's application of fresh start reporting as of December 31, 2003 resulted in a net reduction of the liability. See further discussion in Note 2—"Fresh Start Reporting."

13. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (in thousands):

	Predecessor Company
				Three Months Ended December 31,
	Fiscal Year Ended September 30,
			Fiscal Year Ended December 31, 2003	2001 (unaudited)
	2001	2002			2002
Income taxes paid, net of refunds (received)	$7,139	$433	$(1,168)	$(161)	$71
Interest paid	91,139	89,740	15,770	13,277	16,175

14. Commitments and Contingencies

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

        Regulatory Issues.    The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations and insurers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

        In addition, regulators of certain of the Company's subsidiaries may exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries. In particular, the State of California has taken certain actions to increase its supervision of one of the Company's regulated subsidiaries in California due primarily to the Company's financial condition prior to the bankruptcy filing.

        Legal.    The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the "Pre-petition Litigation") were enjoined as a consequence of the commencement of the Company's chapter 11 proceedings. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan. See Note 1—"General—Emergence from Chapter 11".

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

        Operating Leases.    The Company leases certain of its operating facilities. The leases, which expire at various dates through January 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2003, aggregate amounts of future minimum payments under operating leases were as follows: 2004 – $16.7 million; 2005 – $11.6 million; 2006 – $8.5 million; 2007 – $7.5 million; 2008 – $7.0 million; 2009 and beyond – $20.2 million. Operating lease obligations include estimated future lease payments for both open and closed offices. Such future lease amounts exclude leases that have been rejected as part of the Company's chapter 11 proceedings.

        Rent expense for continuing operations was $33.3 million, $32.9 million and $27.6 million, respectively, for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, and was $8.0 million for the three months ended December 31, 2002. Rent expense for discontinued operations was $6.3 million, $3.6 million and $0.9 million, respectively, for the fiscal years ended September 30, 2001 and 2002 and December 31, 2003, and was $0.7 million for the three months ended December 31, 2002.

15. Certain Relationships and Related Transactions

        On December 4, 2002, the Company entered into a consulting agreement with Healthcare Partners, Inc. ("HPI"), a newly formed entity whose principals are Steven J. Shulman and René Lerer, M.D. (the "HPI Agreement"). Pursuant to the HPI Agreement, HPI, Mr. Shulman and Dr. Lerer, as well as Danna Mezin and Keith Kudla (the "Officers"), became part of the management of the Company, with Mr. Shulman becoming the chief executive officer of the Company. All of the Officers have devoted substantially all of their time to the management of the Company. For such services, the Company has paid to HPI, per the agreement, $250,000 per month for every month or portion thereof from December 2002 through the Effective Date and a bonus payment of $1.95 million based upon the achievement of certain targets under the agreement. This agreement was terminated on the Effective

Date, at which time Mr. Shulman and Dr. Lerer entered into employment agreements with the Company and Ms. Mezin and Mr. Kudla became employees of the Company.

        Robert M. LeBlanc and Mark L. Hilson, Directors of the Company, are affiliated with Onex. Through March 4, 2004, Magellan Holdings LP, an affiliate of Onex, purchased 8,552,700 shares of Multi-Vote Common Stock of the Company. Onex then sold 82,854 of these shares to Morgan Noble LLC on the Effective Date, leaving it with 8,469,846 shares.

        Michael Diament, a Director of the Company, is a Portfolio Manager and Director of Bankruptcies and Restructurings for Renegade Swish, LLC which, through various contractual agreements, provides investment management services to Amalgamated Gadget, LP, the investment manager for R2 Investments, LDC. On the Effective Date, Amalgamated Gadget, LP, for and on behalf of R2 Investments, LDC, acquired beneficial ownership of 3,198,106 shares of Ordinary Common Stock of the Company. On January 6, 2004, Amalgamated LP sold 738,675 shares, leaving it with beneficial ownership of 2,459,431 shares or approximately 9.1 percent of the total shares outstanding as of that date.

        Saul E. Burian is a Director in the New York office of Houlihan, Lokey, Howard & Zukin ("Houlihan"). Houlihan represented the Pre-Petition Unofficial Committee of the Company's Unsecured Noteholders and the Official Committee of Unsecured Creditors of the Company in connection with the Company's financial restructuring process. The Company estimates that the total compensation to be paid to Houlihan for services rendered to the Committees as financial advisor will be approximately $2.9 million in cash, 166,966 shares of Ordinary Common Stock, and $1.8 million of Series B Notes, subject to finalization when the recoveries under the Plan by general unsecured creditors are finalized. In addition, Mr. Burian, as a Director of Houlihan, received an economic interest in 4,000 shares Houlihan received pursuant to the Plan. Mr. Burian did not have record ownership, nor did he possess either investment or dispositive power over the shares; however, Mr. Burian did possess the economic risk and benefit of the ownership of these shares. Such shares were sold by Houlihan shortly following the consummation of the Plan.

        Robert Haft, a Director of the Company, is the Principal Manager of Morgan Noble LLC, which purchased 82,854 shares of Multi-Vote Common Stock from Magellan Holdings LP in January 2004 at $12.07 per share. The Multi-Vote Common stock automatically converted to Ordinary Common Stock upon the transfer of the shares.

16. Business Segment Information

        The Company is engaged in the managed behavioral healthcare business. The Company provides managed behavioral healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. Within the managed behavioral healthcare business, the Company is further divided into the following four segments, based on the services it provides and/or the customers that it serves, as described below.

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts.

Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

        Employer Solutions.    The Company's Employer Solutions (formerly "Workplace") segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products.

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier, a joint venture in which the Company owns a 50.0 percent interest.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as claims administration, network services, sales and marketing and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in Note 3—"Summary of Significant Accounting Policies". The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest ("Segment Profit"). Intersegment sales and transfers are not significant.

        The Company's behavioral customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is reported internally. In fiscal 2003, the internal reporting of certain of these contracts was transferred between segments. Accordingly, the Company has restated the membership and financial results of such contracts for all periods into the corresponding segments consistent with its internal reporting. This restatement did not affect consolidated membership or financial results for any period presented. In fiscal 2003, management also changed the name of its "Workplace" segment to the "Employer Solutions" segment. All periods presented were adjusted to conform with the fiscal 2003 restatement.

        The following table summarizes, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other		Consolidated
Fiscal Year Ended September 30, 2001
Net revenue	$1,079,549	$189,625	$486,338	$—		$1,755,512
Cost of care	621,817	64,649	410,982	—		1,097,448
Direct service costs	179,836	73,363	38,225	—		291,424
Other operating expenses	—	—	—	168,170		168,170
Equity in (earnings) loss of unconsolidated subsidiaries	(39,103)	—	2,537	—		(36,566)
Segment profit (loss)	316,999	51,613	34,594	(168,170)		235,036
Identifiable assets by business segment:
Restricted cash, investments and deposits	28,227	8,914	85,307	—		122,448
Net accounts receivable	53,773	39,270	10,024	575	(1)	103,642
Investment in unconsolidated subsidiaries	$5,292	$—	$5,607	$—		$10,899
Fiscal Year Ended September 30, 2002
Net revenue	$1,013,033	$188,703	$551,322	$—		$1,753,058
Cost of care	596,811	72,446	456,497	—		1,125,754
Direct service costs	174,926	76,752	41,423	—		293,101
Other operating expenses	—	—	—	166,459		166,459
Equity in (earnings) loss of unconsolidated subsidiaries	(15,537)	—	2,531	—		(13,006)
Segment profit (loss)	256,833	39,505	50,871	(166,459)		180,750
Identifiable assets by business segment:
Restricted cash, investments and deposits	19,388	7,356	95,976	2,020	(1)	124,740
Net accounts receivable	53,246	27,314	13,624	940	(1)	95,124
Investment in unconsolidated subsidiaries	$10,144	$—	$3,076	$—		$13,220
Fiscal Year Ended December 31, 2003
Net revenue	$870,540	$159,034	$481,172	$—		$1,510,746
Cost of care	464,128	44,858	397,498	—		906,484
Direct service costs	130,731	68,135	28,759	—		227,625
Other operating expenses	—	—	—	190,777		190,777
Equity in (earnings) loss of unconsolidated subsidiaries	(6,560)	—	358	—		(6,202)
Segment profit (loss)	282,241	46,041	54,557	(190,777)		192,062
Reorganized Company:
Identifiable assets by business segment:
Restricted cash, investments and deposits	21,176	4,107	134,665	1,975	(1)	161,923
Net accounts receivable	28,191	22,276	31,572	1,880	(1)	83,919
Investment in unconsolidated subsidiaries	$13,034	$—	$—	$—		$13,034

Three Months Ended December 31, 2001 (unaudited)
Net revenue	$270,149	$45,870	$128,823	$—		$444,842
Cost of care	152,430	17,462	105,779	—		275,671
Direct service costs	47,136	19,367	10,197	—		76,700
Other operating expenses	—	—	—	42,722		42,722
Equity in (earnings) loss of unconsolidated subsidiaries	(3,831)	—	654	—		(3,177)
Segment profit (loss)	$74,414	$9,041	$12,193	$(42,722)		$52,926
Three Months Ended December 31, 2002
Net revenue	$245,581	$46,700	153,609	—		445,890
Cost of care	137,501	17,368	126,841	—		281,710
Direct service costs	36,234	18,307	10,923	—		65,464
Other operating expenses	—	—	—	44,259		44,259
Equity in (earnings) loss of unconsolidated subsidiaries	(1,993)	—	(145)	—		(2,138)
Segment profit (loss)	73,839	11,025	15,990	(44,259)		56,595
Identifiable assets by business segment:
Restricted cash, investments and deposits	20,817	6,283	98,216	2,002	(1)	127,318
Net accounts receivable	49,853	24,972	6,184	219	(1)	81,228
Investment in unconsolidated subsidiaries	$8,962	$—	$3,221	$—		$12,183

(1)
Includes assets of discontinued operations.

        The following table reconciles segment profit to consolidated income from continuing operations before income taxes and minority interest.

	Predecessor Company
	Fiscal Year Ended September 30,			Three Months Ended December 31,
			Fiscal Year Ended December 31, 2003
	2001	2002		2001	2002
				(unaudited)
Segment profit	$235,036	$180,750	$192,062	$52,926	$56,595
Depreciation and amortization	(68,294)	(47,558)	(48,047)	(11,190)	(14,380)
Interest expense	(110,423)	(97,596)	(61,016)	(23,719)	(25,333)
Interest income	10,121	5,365	2,873	1,310	1,010
Reorganization benefit, net	—	—	438,217	—	—
Special charges	(3,340)	(15,729)	(9,528)	(4,485)	(3,907)
Goodwill impairment charges	—	(415,880)	(28,780)	—	—

Income (loss) from continuing operations before income taxes and minority interest	$63,100	$(390,648)	$485,781	$14,842	$13,985

17. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the fiscal years ended September 30, 2002 and December 31, 2003. Results of operations for the three month transition period ended December 31, 2002 were audited and are included in the accompanying consolidated statement of operations.

	Predecessor Company
	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2003
Net Revenue	$408,974	$390,270	$373,707	$337,795

Cost and expenses:
Salaries, cost of care and other operating expenses	368,839	351,576	331,587	272,884
Equity in earnings of unconsolidated subsidiaries	(615)	(1,184)	(1,362)	(3,041)
Depreciation and amortization	13,652	11,020	11,593	11,782
Goodwill impairment charges	—	—	28,780	—
Interest expense	21,788	4,938	4,748	29,542
Interest income	(827)	(676)	(670)	(700)
Reorganization expense (benefit), net	23,154	4,551	4,540	(470,462)
Special charges	1,705	387	3,230	4,206

	427,696	370,612	382,446	(155,789)

Income (loss) from continuing operations before income taxes and minority interest	(18,722)	19,658	(8,739)	493,584
Provision for (benefit from) income taxes	(2,729)	6,162	20,825	9,555

Income (loss) from continuing operations before minority interest	(15,993)	13,496	(29,564)	484,029
Minority interest	60	107	3	83

Income (loss) from continuing operations	(16,053)	13,389	(29,567)	483,946

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	238	(854)	(25,233)	821
Income on disposal of discontinued operations, net of income taxes	378	1,772	4,271	(1,665)
Reorganization benefit, net	3,035	132	314	16,846

	3,651	1,050	(20,648)	16,002

Net income (loss)	(12,402)	14,439	(50,215)	499,948
Preferred dividends	883	—	—	—
Amortization of redeemable preferred stock issuance costs, and other	172	—	—	—
Preferred stock reorganization items, net	2,668	—	—	—

Income (loss) available to common stockholders	$(16,125)	$14,439	$(50,215)	$499,948

Weighted average number of common shares outstanding — basic	35,261	35,319	35,319	35,319

Weighted average number of common shares outstanding — diluted	35,261	41,619	35,319	41,619

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations	$(0.56)	$0.38	$(0.84)	$13.70

Income (loss) from discontinued operations	$0.10	$0.03	$(0.58)	$0.45

Net income (loss)	$(0.46)	$0.41	$(1.42)	$14.15

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations	$(0.56)	$0.32	$(0.84)	$11.63

Income (loss) from discontinued operations	$0.10	$0.03	$(0.58)	$0.38

Net income (loss)	$(0.46)	$0.35	$(1.42)	$12.01

	Predecessor Company
	For the Quarter Ended
	December 31, 2001(1)	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share amounts)
Fiscal Year Ended September 30, 2002
Net Revenue	$444,842	$437,919	$437,066	$433,231

Cost and expenses:
Salaries, cost of care and other operating expenses	395,093	395,616	394,165	400,440
Equity in earnings of unconsolidated subsidiaries	(3,177)	(4,347)	(140)	(5,342)
Depreciation and amortization	11,190	11,128	12,192	13,048
Interest, net	22,409	23,388	23,583	22,851
Goodwill impairment charges	—	—	—	415,880
Special charges	4,485	3,376	1,329	6,539

	430,000	429,161	431,129	853,416

Income (loss) from continuing operations before income taxes and minority interest	14,842	8,758	5,937	(420,185)
Provision for income taxes	6,086	3,638	2,581	139,304

Income (loss) from continuing operations before minority interest	$8,756	$5,120	$3,356	$(559,489)
Minority interest	16	30	(27)	28

Income (loss) from continuing operations	8,740	5,090	3,383	(559,517)

Discontinued operations:
Income from discontinued operations, net of income taxes	158	1,022	1,711	2,003
Income (loss) on disposal of discontinued operations, net of income taxes	820	203	(785)	(330)

	978	1,225	926	1,673

Income (loss) before cumulative effect of change in accounting principle	9,718	6,315	4,309	(557,844)
Cumulative effect of change in accounting principle, net of income taxes	191,561	—	—	—

Net income (loss)	(181,843)	6,315	4,309	(557,844)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	1,218	1,297	1,327	1,355

Income (loss) available to common stockholders	$(183,061)	$5,018	$2,982	$(559,199)

Weighted average number of common shares outstanding — basic	34,670	34,763	34,897	35,085

Weighted average number of common shares outstanding — diluted	42,075	35,416	35,473	35,085

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations	$0.22	$0.11	$0.06	$(15.99)

Income from discontinued operations	$0.03	$0.03	$0.03	$0.05

Cumulative effect of change in accounting principle	$(5.53)	$—	$—	$—

Net income (loss)	$(5.28)	$0.14	$0.09	$(15.94)

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations	$0.21	$0.11	$0.06	$(15.99)

Income from discontinued operations	$0.02	$0.03	$0.02	$0.05

Cumulative effect of change in accounting principle	$(4.55)	$—	$—	$—

Net income (loss)	$(4.32)	$0.14	$0.08	$(15.94)

(1)
The results previously reported in the Company's Form 10-Q for the quarter ended December 31, 2001 have been restated to reflect the cumulative effect of adoption of SFAS 142.

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition	Deduction		Balance at End of Period
Predecessor Company:
Fiscal year ended September 30, 2001:							$6,458	(2)
Allowance for doubtful accounts	$11,592	$8,012	(4)	$(1,649	)(1)	—	5,140	(3)	$6,357
Fiscal year ended September 30, 2002:
Allowance for doubtful accounts	6,357	5,293	(4)	(1,041	)(1)	—	7,553	(2)	3,056
Three months ended December 31, 2002:
Allowance for doubtful accounts	3,056	925	(4)	(75	)(1)	—	157	(2)	3,749
Fiscal year ended December 31, 2003:
Allowance for doubtful accounts	3,749	2,366	(4)	(768	)(1)	—	(552	)(2)	4,795

Reorganized Company:
December 31, 2003
Allowance for doubtful accounts	—	—		—		5,178	—		5,178	(5)

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Allowance for doubtful accounts (net) disposed of in dispositions.

(4)
Bad debt expense.

(5)
Includes consolidation of allowance account of Premier of $383, which was consolidated by the Reorganized Company as of December 31, 2003.

S-1