Form 10-Q
period 2004-03-31
MAGELLAN HEALTH SERVICES INC
filed 2004-04-29
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	58-1076937 (IRS Employer Identification No.)
16 Munson Road Farmington, Connecticut (Address of principal executive offices)	06032 (Zip code)

(860) 507-1900
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock and Multi-Vote Common Stock outstanding as of March 31, 2004 was 26,900,901 and 8,469,846, respectively.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—Financial Information:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets—December 31, 2003 and March 31, 2004
Condensed Consolidated Statements of Operations—For the Three Months Ended March 31, 2003 for the Predecessor Company and For the Three Months Ended March 31, 2004 for the Reorganized Company
Condensed Consolidated Statements of Cash Flows—For the Three Months Ended March 31, 2003 for the Predecessor Company and For the Three Months Ended March 31, 2004 for the Reorganized Company
Notes to Condensed Consolidated Financial Statements
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Item 4: Controls and Procedures
PART II—Other Information:
Item 1: Legal Proceedings
Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$206,948	$242,160
Stock subscriptions receivable	146,871	—
Accounts receivable, less allowance for doubtful accounts of $5,178 at December 31, 2003 and $5,142 at March 31, 2004	83,919	78,722
Restricted cash, investments and deposits	161,923	161,591
Other current assets	30,562	10,496

Total current assets	630,223	492,969
Property and equipment, net	122,082	120,508
Investments in unconsolidated subsidiaries	13,034	13,743
Other long-term assets	18,334	25,444
Goodwill	450,244	450,244
Other intangible assets, net	58,100	54,639

	$1,292,017	$1,157,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,355	$21,293
Accrued liabilities	205,868	141,535
Medical claims payable	177,141	183,392
Current maturities of long-term debt and capital lease obligations	24,785	26,597
Debt paid upon consummation of the Plan	92,382	—

Total current liabilities	523,531	372,817
Long-term debt and capital lease obligations	376,532	370,785
Deferred credits and other long-term liabilities	1,802	1,791
Minority interest	2,241	2,405
Stockholders' Equity:
Preferred stock, par value $0.01 per share; Authorized — 10,000 shares — Issued and outstanding — none at December 31, 2003 and March 31, 2004	—	—
Ordinary common stock, par value $0.01 per share; Authorized — 100,000 shares — Issued and outstanding 26,552 shares at December 31, 2003 and issued and outstanding 26,901 shares at March 31, 2004	265	269
Multi-Vote common stock, par value $0.01 per share; Authorized — 40,000 shares — Issued and outstanding 8,553 shares at December 31, 2003 and issued and outstanding 8,470 shares at March 31, 2004	86	85
Other Stockholders' Equity:
Additional paid-in capital	379,067	387,964
Retained earnings	—	12,938
Warrants outstanding	8,493	8,493

Total stockholders' equity	387,911	409,749

	$1,292,017	$1,157,547

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net revenue	$408,974	$440,176

Cost and expenses:
Salaries, cost of care and other operating expenses	368,839	393,928
Equity in earnings of unconsolidated subsidiaries	(615)	(1,844)
Depreciation and amortization	13,652	10,249
Interest expense (Contractual interest of $26,613 for the three months ended March 31, 2003)	21,788	9,334
Interest income	(827)	(781)
Reorganization expense, net (See Note A)	23,154	—
Stock compensation expense	—	10,777
Special charges	1,705	1,908

	427,696	423,571

Income (loss) from continuing operations before income taxes and minority interest	(18,722)	16,605
Provision for (benefit from) income taxes	(2,729)	3,568

Income (loss) from continuing operations before minority interest	(15,993)	13,037
Minority interest	60	129

Income (loss) from continuing operations	(16,053)	12,908

Discontinued operations:
Income from discontinued operations (1)	238	30
Income on disposal of discontinued operations (2)	378	—
Reorganization benefit, net (See Note A)	3,035	—

	3,651	30

Net income (loss)	(12,402)	12,938

Preferred dividends (Contractual dividends of $1,152 for the three months ended March 31, 2003)	883	—
Amortization of redeemable preferred stock issuance costs and other	172	—
Preferred stock reorganization items, net	2,668	—

Income (loss) available to common stockholders	(16,125)	12,938
Other comprehensive income	—	—

Comprehensive income (loss)	$(16,125)	$12,938

Weighted average number of common shares outstanding — basic	35,261	35,355

Weighted average number of common shares outstanding — diluted	35,261	36,856

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations	$(0.56)	$0.37

Income from discontinued operations	$0.10	$—

Net income (loss)	$(0.46)	$0.37

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations	$(0.56)	$0.35

Income from discontinued operations	$0.10	$—

Net income (loss)	$(0.46)	$0.35

(1)
Net of income tax provision (benefit) of $(433) and $8 for the three months ended March 31, 2003 and 2004, respectively.
(2)
Net of income tax benefit of $(52) for the three months ended March 31, 2003.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(12,402)	$12,938
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	13,652	10,249
Equity in earnings of unconsolidated subsidiaries	(615)	(1,844)
Non-cash reorganization expense	15,528	—
Non-cash interest expense	1,597	401
Non-cash stock compensation expense	—	7,900
Cash flows from changes in assets and liabilities:
Accounts receivable, net	(4,111)	5,197
Restricted cash, investments and deposits	(8,349)	332
Net cash flows related to unconsolidated subsidiaries	742	1,135
Income taxes payable and deferred income taxes	624	—
Other assets	(19,663)	19,976
Accounts payable and accrued liabilities	22,701	(66,395)
Medical claims payable	24,187	6,251
Other liabilities	448	(11)
Minority interest, net of dividends paid	(1)	164
Other	828	2

Total adjustments	47,568	(16,643)

Net cash from operating activities	35,166	(3,705)

Cash flows from investing activities:
Capital expenditures	(5,589)	(4,626)
Acquisitions and investments in businesses	(2,371)	—

Net cash from investing activities	(7,960)	(4,626)

Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	—	147,871
Proceeds from issuance of debt, net of issuance costs	—	92,580
Payments on long-term debt	—	(196,132)
Payments on capital lease obligations	(813)	(776)
Proceeds from stock issued under employee stock purchase plan	25	—

Net cash from financing activities	(788)	43,543

Net increase in cash and cash equivalents	26,418	35,212
Cash and cash equivalents at beginning of period	62,488	206,948

Cash and cash equivalents at end of period	$88,906	$242,160

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan" or the "Company"), include the accounts of the Company and its majority owned subsidiaries, and all variable interest entities ("VIEs") for which the Company is the primary beneficiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

Recent Events

        On January 5, 2004 (the "Effective Date"), the Company's plan of reorganization (the "Plan") became effective and the Company emerged from bankruptcy. The principal terms of the Plan, including the treatment afforded under the Plan to the holders of the Company's pre-existing indebtedness and other liabilities and equity interests, are summarized in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission. In the discussion herein of periods prior to the Effective Date, references to such pre-existing indebtedness and other securities shall have the meaning set forth therein. The Company, as of December 31, 2003 and subsequently, is referred to herein as the "Reorganized Company" and, in connection with prior periods, is referred to herein as the "Predecessor Company".

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, Onex Corporation ("Onex"), a Canadian corporation, invested approximately $101.9 million in the equity of Magellan in the form of Multi-Vote Common Stock (the "Onex Investment"), which entitles it to maintain a 50 percent voting interest in all matters that come before Magellan's stockholders, with certain exceptions. Pursuant to the Plan, the Company has received additional equity infusions totaling $63.3 million from holders of the Company's Old Subordinated Notes ("Holders") and other general unsecured creditors ("GUCs"), which elected to purchase common stock in the form of Ordinary Common Stock of the Company in an equity offering. Onex's equity investment includes initial capital contributions to the Company pursuant to the Plan of $86.7 million and additional capital contributions of $15.2 million under its commitment to fund the election by creditors to receive cash in lieu of common stock distributions in satisfaction of their claims (the "Cash-Out Election") by purchasing that amount of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock cashed out by the Holders and GUCs pursuant to the Cash-Out Election. Capital contributions of $146.9 million, net of approximately $3.1 million of issuance costs and excluding funds received from the Cash-Out Election, are reflected as "Subscriptions receivable" in the accompanying condensed consolidated balance sheet as of December 31, 2003. Funds received by the Company pursuant to the Cash-Out Election of $15.2 million are included in "Other current assets" in the accompanying condensed consolidated balance sheet as of December 31, 2003. The cash related to these equity contributions was received and the shares of the corresponding classes of common stock were issued by the Company in the three months ended March 31, 2004. All previously existing equity interests in Magellan were cancelled as of the Effective Date.

        Also pursuant to the Plan, the Company entered into a new credit agreement with Deutsche Bank AG, issued $233.4 million of Series A Senior Notes and $6.9 million of Series B Senior Notes, renewed its agreement with Aetna, Inc. ("Aetna") to manage the behavioral healthcare of members of Aetna's healthcare programs and issued to Aetna an interest bearing note in the amount of $48.9 million. See Note D—"Long-Term Debt and Capital Lease Obligations" for a discussion of the obligations of the Company pursuant to such agreements. The Company's secured bank loans under its Old Credit Agreement, as existing before the Effective Date, were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) were cancelled as of the Effective Date.

        The discussion above represents a summary of certain transactions which occurred as of and subsequent to the Effective Date pursuant to the Plan. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of the recapitalization of the Company and other transactions pursuant to the Plan.

Accounting Impact of Chapter 11 Filing

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company applied the fresh start reporting provisions of as of December 31, 2003. Upon adoption of fresh start reporting, the Company created, in substance, per SOP 90-7, a new reporting entity. Accordingly, the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 are not comparable with the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003. Therefore, all statements of operations and cash flows data for the three months ended March 31, 2004 have been disclosed herein as results of operations and cash flows of the Reorganized Company, and all statements of operations and cash flows data for the three months ended March 31, 2003 have been disclosed herein as results of operations and cash flows of the Predecessor Company. Balance sheet data as of December 31, 2003 and March 31, 2004 presented herein represents balances of the Reorganized Company. All references to the Company with respect to disclosures of amounts recorded for the three months ended March 31, 2003 in relation to income statement or cash flow items relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded for the three months ended March 31, 2004 or to be recorded subsequent to March 31, 2004 in relation to income statement or cash flow items relate to the Reorganized Company.

        The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 in this Form 10-Q were prepared in accordance with SOP 90-7, as the Predecessor Company was under bankruptcy protection during that period. As such, the Predecessor Company's unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 distinguished transactions and events that were directly associated with the reorganization from the Predecessor Company's ongoing operations. In accordance with SOP 90-7, the write-off of deferred financing fees associated with the Old Senior Notes and the Old Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process were recorded as reorganization expenses, and are included in the unaudited condensed consolidated statement of operations caption "Reorganization expense, net" for the three months ended March 31, 2003.

        The following table summarizes reorganization expense (benefit) for the three months ended March 31, 2003 (in thousands):

Predecessor Company
Three Months Ended March 31, 2003
Continuing operations:
Deferred financing costs	$18,459
Professional fees and expenses	4,631
Net expense from lease rejections	104
Interest income	(40)

$23,154

Discontinued operations, before taxes:
Net benefit from lease rejections	$(3,035)

        In accordance with SOP 90-7, the Predecessor Company's redeemable preferred stock was recorded at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, during the three months ended March 31, 2003, the Predecessor Company recorded a net $2.7 million adjustment, which was mainly composed of the write-off of unamortized issuance costs related to the redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2003.

NOTE B—Summary of Significant Accounting Policies

Review of Significant Accounting Policies

        The Company adopted fresh start reporting as of December 31, 2003, creating, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test under SFAS No. 142 (see "Goodwill" below).

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned by the Predecessor Company for the three months ended March 31, 2003 approximated $352.0 million. Managed care risk revenues earned by the Reorganized Company for the three months ended March 31, 2004 approximated $386.3 million.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Predecessor Company recognized performance revenue of approximately $2.1 million for the three months ended March 31, 2003. The Reorganized Company recognized performance revenue of approximately $0.9 million for the three months ended March 31, 2004.

        The Company provides mental health and substance abuse services to certain of the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under a separate subcontract with a health plan that contracts with TRICARE. The Company receives fixed fees under its TRICARE subcontract for the management of the TRICARE services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contract.

        The Reorganized Company recorded estimated receivables of approximately $2.5 million and $0 million as of December 31, 2003 and March 31, 2004, respectively, based upon interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as an adjustment to revenues. While management believes that the estimated BPA balances are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

Significant Customers

        Net revenues from two customers each exceeded ten percent of consolidated net revenues in each of the three-month periods ended March 31, 2003 and 2004. In addition, the Company has a significant concentration of business from individual customers which are part of the Pennsylvania Medicaid program.

        Net revenue earned by the Predecessor Company from Aetna approximated $49.9 million for the three months ended March 31, 2003. Net revenue from Aetna earned by the Reorganized Company approximated $55.8 million for the three months ended March 31, 2004. The current Aetna contract extends through December 31, 2005, and includes an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets").

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract with the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH") and through Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a fifty percent interest. The direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $49.7 million of the Predecessor Company's net revenues in the three months ended March 31, 2003. Such revenue included approximately $23.6 million associated with services performed by the Predecessor Company on behalf of Premier. The direct TennCare contract accounted for approximately $32.0 million of the Reorganized Company's net revenues in the three months ended March 31, 2004. The Company no longer performs services on behalf of Premier due to a program change. In the three months ended March 31, 2004, the Reorganized Company recorded approximately $71.7 million in net revenues related to Premier's contract with TennCare, which represents 100 percent of Premier's net revenue derived from such contract, due to the adoption of FIN 46 (see "Recent Accounting Pronouncements" below) pursuant to which the results of operations of Premier were consolidated with the Reorganized Company's results of operations. In the three months ended March 31, 2003, the results of operations of Premier were accounted for by the Predecessor Company under the equity method of accounting.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program would be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The new contract with respect to the East region will become effective July 1, 2004. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The East region contract has an initial term that runs through December 31, 2005, and includes a provision for extensions at the State's option through December 31, 2008.

        A significant portion of revenue is derived from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues earned by the Predecessor Company from the Pennsylvania Counties in the aggregate totaled approximately $56.3 million in the three months ended March 31, 2003. Revenues earned by the Reorganized Company from the Pennsylvania Counties in the aggregate totaled approximately $43.9 million in the three months ended March 31, 2004. The contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county earned by the Predecessor Company totaled approximately $6.7 million in the three months ended March 31, 2003.

Property and Equipment

        Property and equipment acquired subsequent to December 31, 2003 is stated at cost. Property and equipment owned at December 31, 2003 was adjusted to their then fair value as part of the Company's application of fresh start reporting. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained

for Internal Use". Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense recorded by the Predecessor Company for the three months ended March 31, 2003 was $8.8 million. Depreciation expense recorded by the Reorganized Company for the three months ended March 31, 2004 was $6.8 million.

Goodwill

        Goodwill has been recorded by the Reorganized Company at December 31, 2003 and March 31, 2004 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application of the fresh start reporting provisions of SOP 90-7. Goodwill is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. Pursuant to SFAS 142, the Company will be required to test its goodwill for impairment on at least an annual basis or more frequently should there be indicators that the goodwill may be impaired. The Reorganized Company has selected October 1 as the date of its annual impairment test, as opposed to September 1, which date was used by the Predecessor Company.

Intangible Assets

        Intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals at December 31, 2003 as a result of the application of fresh start reporting. At March 31, 2004, the Company had identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $54.6 million, net of accumulated amortization of approximately $3.5 million. The remaining estimated useful lives of the customer agreements and lists and provider networks range from two to eighteen years. Amortization expense recorded by the Predecessor Company for the three months ended March 31, 2003 was $4.9 million. Amortization expense recorded by the Reorganized Company for the three months ended March 31, 2004 was $3.4 million.

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

        Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of March 31, 2004, the Reorganized Company believes that its medical claims payable balance of $183.4 million is adequate in order to satisfy ultimate claim liabilities incurred through March 31, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. Deferred tax assets were fully reserved at December 31, 2003 and March 31, 2004.

        The Predecessor Company's effective income tax rate was 14.6 percent for the three months ended March 31, 2003 and was 21.5 percent for the Reorganized Company for the three months ended March 31, 2004. The Reorganized Company's effective rate for the three months ended March 31, 2004 varies from federal statutory rates primarily due to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income. The Predecessor Company's effective rate for the three months ended March 31, 2003 varies substantially from federal statutory rates primarily due to the Predecessor Company's financial restructuring activities and financial condition which resulted in uncertainty as to the Predecessor Company's ability to realize net operating loss ("NOL") carryforwards and other deferred tax assets otherwise generated from the NOLs in prior year periods. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Reorganized Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and/or additional paid-in capital and therefore, will only benefit cash flows for tax payments and will not benefit the Company's provision for income taxes in the statements of operations.

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

        The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". At March 31, 2004, the Company had stock-based employee incentive plans, which are described more fully in Note 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Under APB 25, the Reorganized Company recorded stock compensation expense of $10.8 million, before taxes, in the three months ended March 31, 2004. This charge represents compensation expense related to the following:

  •
  approximately 4.3 million stock options granted during the three months ended March 31, 2004 to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives") and other management pursuant to the Company's Management Incentive Plan ("MIP"); and

  •
  167,926 shares of common stock granted to the Senior Executives and 83,963 fully vested shares of common stock purchased by the Company's Chief Executive Officer on the Effective Date, and cash payments made by the Company to the Senior Executives to approximate the tax liability associated with the stock grants, the stock purchase and the cash payments, pursuant to their employment agreements.

        The following table illustrates pro forma net income (loss) and pro forma net income (loss) per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net income (loss), as reported	$(12,402)	$12,938
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	1,569	(1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(265)	(2,020)

Pro forma net income (loss)	$(12,667)	$12,487

Income (loss) per common share:
Basic — as reported	$(0.46)	$0.37

Basic — pro forma	$(0.47)	$0.35

Diluted — as reported	$(0.46)	$0.35

Diluted — pro forma	$(0.47)	$0.34

(1)
Represents stock-based compensation expense related to approximately 4.3 million stock options granted to the Senior Executives and other management pursuant to the MIP, net of related income taxes.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Reorganized Company adopted the provisions of FIN 46 effective December 31, 2003. Adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a 50 percent voting interest. Consistent with the provisions of FIN 46, the Reorganized Company has consolidated the balance sheet of Premier into the Reorganized Company's balance sheet as of December 31, 2003 and March 31, 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statement of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. In the three months ended March 31, 2004, the Reorganized Company consolidated the results of operations of Premier in its consolidated statement of operations. The effect of this consolidation was to increase net revenue by approximately $71.7 million in the three months ended March 31, 2004.

Reclassifications

        Certain amounts previously reported for the three months ended March 31, 2003 have been reclassified to conform with the presentation of amounts reported for the three months ended March 31, 2004.

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the three months ended March 31, 2003 and 2004 (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Income taxes paid (refunds received)	$(424)	$1,997

Interest paid	$4,418	$2,181

Assets acquired through capital leases	$—	$590

NOTE D—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at December 31, 2003 and March 31, 2004 is as follows (in thousands):

	December 31, 2003	March 31, 2004
Old Credit Agreement:
Old Revolving Facility (6.50% at December 31, 2003)	$45,076	$—
Old Term Loan Facility (7.25% to 7.50% at December 31, 2003)	115,762	—
Credit Agreement:
Revolving Facility (4.75% at March 31, 2004) due through 2008	—	—
Term Loan Facility (4.75% at March 31, 2004) due through 2008	—	96,250
9.375% Series A Senior Notes due 2008	250,000	233,455
9.375% Series B Senior Notes due 2008	6,890	6,890
Note payable to Aetna (7.25% at March 31, 2004)	63,915	48,915
1.55% to 4.875% capital lease obligations due through 2008	12,056	11,872

	493,699	397,382
Less debt paid upon consummation of the Plan	(92,382)	—
Less current maturities of long-term debt and capital lease obligations	(24,785)	(26,597)

	$376,532	$370,785

Credit Agreement

        On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the new credit agreement with Deutsche Bank AG (the "Credit Agreement") and the additional capital provided by the Onex Investment, as contemplated by the Plan. Amounts repaid on the Effective Date under the Old Credit Agreement in excess of amounts advanced under the Credit Agreement were classified as "Debt paid upon consummation of the Plan" in the accompanying condensed consolidated balance sheet as of December 31, 2003.

        The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $80.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of March 31, 2004, the Company had outstanding approximately $96.3 million under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of approximately $7.4 million related to the Credit Agreement. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of March 31, 2004, the Company had issued letters of credit in the amount of $72.4 million, resulting in unutilized commitments under the Credit-Linked Facility of $7.6 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Senior Notes

        On the Effective Date, the Company issued $233.4 million of Series A Notes, which mature on November 15, 2008, and are general senior unsecured obligations of the Company. As noted above, this transaction was reflected as of December 31, 2003 (except for the corresponding payment of principal on the Old Senior Notes on the Effective Date in the amount of $16.6 million, which is reflected as "Debt paid upon consummation of the Plan" in the accompanying condensed consolidated balance sheet as of December 31, 2003). Interest on the Series A Notes is payable semi-annually on each May 15 and November 15, commencing on May 15, 2004. These notes plus cash were issued in satisfaction of the Company's Old Senior Notes and accrued interest thereon.

        Through March 31, 2004, the Company has issued $6.9 million of Series B Notes, which mature on November 15, 2008 (together with the Series A Notes discussed above, the "Senior Notes"). The Series B Notes were issued to the holders of other general unsecured claims of the predecessor Company and to Houlihan Lokey Howard & Zukin Capital ("Houlihan") for services rendered during the financial restructuring. Interest on the Series B Notes is payable semi-annually on each May 15 and November 15, commencing on May 15, 2004.

Aetna Note

        As part of the consummation of the Plan, an agreement became effective between Aetna and the Company to renew their behavioral health services contract. Under the renewed agreement, the Company will continue to manage the behavioral health care of members of Aetna's healthcare programs through December 31, 2005, with an option for Aetna at that time to either extend the agreement or to purchase the Aetna-Dedicated Assets. Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the "Aetna Note") for the balance, including accrued interest, of $48.9 million, which will mature on December 31, 2005. As of December 31, 2003, the $15.0 million payment to Aetna is reflected in "Debt paid upon consummation of the Plan" in the accompanying condensed consolidated balance sheet. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Additionally, if the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note.

Capital Leases

        On April 2, 2004, the Company repaid its $6.4 million obligation, plus accrued interest, to the City of Albuquerque, New Mexico with cash on hand. The $6.4 million of principal represents an obligation of the Company's discontinued segments, and the amount is included in current maturities of long-term debt and capital lease obligations in the table above as of December 31, 2003 and March 31, 2004.

NOTE E—Income (Loss) per Common Share

        The following tables reconcile income (loss) (numerator) and shares (denominator) used in the computations of income (loss) from continuing operations per common share (in thousands, except per share data):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Numerator:
Income (loss) from continuing operations	$(16,053)	$12,908
Less preferred dividends	883	—
Less amortization of redeemable preferred stock issuance costs and other	172	—
Less preferred stock reorganization items, net	2,668	—

Income (loss) from continuing operations available to common stockholders — basic	$(19,776)	$12,908
Add: presumed conversion of redeemable preferred stock	—	—

Income (loss) from continuing operations available to common stockholders — diluted	$(19,776)	$12,908

Denominator:
Weighted average number of common shares outstanding — basic	35,261	35,355
Common stock equivalents — stock options	—	1,359
Common stock equivalents — warrants	—	142

Weighted average number of common shares outstanding — diluted	35,261	36,856

Income (loss) from continuing operations available to common stockholders per common share — basic	$(0.56)	$0.37

Income (loss) from continuing operations available to common stockholders per common share — diluted	$(0.56)	$0.35

        Weighted average number of common shares outstanding for the three months ended March 31, 2003 was calculated using the then outstanding shares of the Predecessor Company's pre-petition common stock. Weighted average number of common shares for the three months ended March 31, 2004 was calculated using outstanding shares of the Reorganized Company's Ordinary Common stock and Multi-Vote Common stock. Conversion of the Predecessor Company's redeemable preferred stock was not presumed for the three months ended March 31, 2003 due to its anti-dilutive effect. No common stock equivalents were included in the computation of weighted average common shares outstanding for the three months ended March 31, 2003 due to the fact that there was a loss from continuing operations. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2004 represent stock options to purchase shares of the Reorganized Company's Ordinary Common Stock, which were granted during the three months ended March 31, 2004 pursuant to the MIP, and shares of Ordinary Common Stock related to a warrant issued to Aetna on the Effective Date.

NOTE F—Discontinued Operations

Accounting for Discontinued Operations

        The Company has accounted for the disposal of the discontinued segments noted below under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activity related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three-month periods ended March 31, 2003 and 2004. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments are as follows (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Discontinued Operations — Combined
Net revenue (1)	$20	$138

Salaries, cost of care and other operating expenses	215	100
Other expenses (income) (2)(3)	(811)	8
Reorganization benefit (4)	(3,035)	—

Net income	$3,651	$30

(1)
Amounts primarily represent positive settlements of certain outstanding Medicare and Medicaid cost reports.
(2)
Interest expense has not been allocated to discontinued operations.
(3)
Includes (income) loss from disposal of discontinued operations and/or provision (benefit) for income taxes.
(4)
As part of its financial restructuring plan and chapter 11 proceedings, the Predecessor Company rejected certain leases for closed offices. The estimated cost to the Predecessor Company as a result of rejecting such leases was less than the liability recorded. In accordance with SOP 90-7, such difference was recorded as reorganization benefit, before taxes.

        The remaining assets and liabilities of the discontinued segments at March 31, 2004 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $0.9 million; (iii) investment in provider joint ventures of $1.9 million; (iv) hospital-based real estate of $2.4 million; (v) debt of $6.4 million related to the hospital-based real estate, which was repaid in April 2004 (see Note D—"Long-Term Debt and Capital Lease Obligations"); and (vi) accounts payable and accrued liabilities of $1.4 million.

NOTE G—Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the sale of its domestic acute-care psychiatric hospitals and residential treatment facilities to Crescent Real Estate Equities in fiscal 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and management believes these amounts are sufficient; however, there can be no assurance in that regard.

        The Company maintained general, professional and managed care liability insurance policies with unaffiliated insurers covering the two-year period from June 17, 2000 to June 16, 2002. The policies were written on a "claims-made" basis, subject to a $0.25 million per claim and $1.0 million annual aggregate self-insured retention for general and professional liability, and also subject to a $0.5 million per claim and $2.5 million annual aggregate self-insured retention for managed care liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for the one-year period from June 17, 2002 to June 16, 2003. These policies were also written on a "claims-made" basis, and were subject to a $1.0 million per claim ($5.0 million per class action claim) un-aggregated self-insured retention for managed care liability and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2003 to June 16, 2004. The policies are also written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, including portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

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

        Legal.    The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Predecessor

Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the "Pre-petition Litigation") were enjoined as a consequence of the commencement of the Predecessor Company's chapter 11 proceedings. The Company believes that, except as otherwise provided by the Plan, the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the bankruptcy court, would be resolved as Other General Unsecured Claims under the Plan.

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

NOTE H—Special Charges

Prior Restructuring Plans

        During fiscal 2000 the Predecessor Company incurred special charges related to the closure of certain provider offices and the restructuring of the corporate function and certain managed behavioral healthcare office sites.

        In addition, as of December 31, 2001, management committed the Company to a restructuring plan to eliminate certain duplicative functions and facilities (the "2002 Restructuring Plan") primarily related to the Health Plan Solutions segment. The employee termination costs included severance and related termination benefits, including payroll taxes. The other closure and exit costs included payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses.

        In June 2002, the Company implemented a new business improvement initiative, named Accelerated Business Improvement ("ABI"). ABI was instituted to expand the initiatives of the 2002 Restructuring Plan to the Company as a whole, and was focused on reducing operational and administrative costs while maintaining or improving service to customers. During the three months ended March 31, 2004, the Company reduced its estimate of severance and lease exit costs associated with the ABI initiative, as reflected in the adjustments in the table below. Outstanding liabilities of approximately $0.2 million related to ABI are included in "Accrued liabilities" in the accompanying March 31, 2004 condensed consolidated balance sheet.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of these prior restructuring plans (in thousands):

Type of Cost	Balance December 31, 2003	Payments	Adjustments(1)	Balance March 31, 2004
Employee severance and termination benefits	$369	$(194)	$(11)	$164
Lease termination and other costs	101	(70)	(2)	29

	$470	$(264)	$(13)	$193

(1)
Represents a reduction to special charge expense due to changes in estimates.

Performance Improvement Plan

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended December 31, 2003, PIP resulted in the recognition of special charges of (a) $7.5 million to terminate employees that represented both operational and corporate personnel, and (b) $2.4 million to downsize and close excess facilities, and other associated activities.

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the three months ended March 31, 2004 includes a credit of $0.1 million which represents a reduction of previously expensed consulting costs. Special charges for the year ended December 31, 2003 include $0.6 million for the cost of outside consultants. Also included in special charges for the year ended December 31, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

        In the three months ended March 31, 2004, PIP resulted in the recognition of special charges of (a) $2.0 million to terminate employees that represent both operational and corporate personnel, and (b) other exit costs as noted in the table below. The employee termination costs of $2.0 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations communicated to employees by March 31, 2004 are expected to be completed by September 2004 and termination costs associated with such employees are expected to be paid in full by June 2005. The PIP initiative has resulted in the termination of 571 employees through March 31, 2004. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. Outstanding liabilities of approximately $5.1 million related to PIP are included in the accompanying March 31, 2004 condensed consolidated balance sheet in "Accrued liabilities".

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2003	Additions	Payments	Adjustments (1)	Balance March 31, 2004
Employee severance and termination benefits	$4,702	$1,988	$(1,607)	$48	$5,131
Lease termination and other costs	146	32	(161)	—	17

	$4,848	$2,020	$(1,768)	$48	$5,148

(1)
Represents the reclassification of liabilities from accrued leave for certain terminated employees.

NOTE I—Business Segment Information

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

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees of the customer of the health plan and their dependents), for which the behavioral healthcare services have been carved out to the Company.

        Employer Solutions.    The Company's Employer Solutions (formerly "Workplace") segment generally reflects the provision of employee assistance program ("EAP") services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products.

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

        Corporate and Other.    This segment of the Company is composed primarily of operational support functions such as claims administration, network services, sales and marketing and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in Note B—"Summary of Significant Accounting Policies". The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest expense, interest income, reorganization expenses, goodwill impairment charges, stock compensation expense, special charges, income taxes and minority interest ("Segment Profit"). Management believes that this segment financial measure provides useful information to investors for the reasons indicated in its Current Report on Form 8-K dated April 14, 2004. Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2003
Net revenue	$226,632	$42,579	$139,763	$—	$408,974
Cost of care	130,260	13,212	116,576	—	260,048
Direct service costs	35,027	18,267	10,797	—	64,091
Other operating expenses	—	—	—	44,700	44,700
Equity in (earnings) loss of unconsolidated subsidiaries	(1,351)	—	736	—	(615)

Segment profit (loss)	$62,696	$11,100	$11,654	$(44,700)	$40,750

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2004
Net revenue	$223,139	$35,269	$181,768	$—	$440,176
Cost of care	123,010	10,227	160,967	—	294,204
Direct service costs	32,280	14,876	7,259	—	54,415
Other operating expenses	—	—	—	45,309	45,309
Equity in earnings of unconsolidated subsidiaries	(1,844)	—	—	—	(1,844)

Segment profit (loss)	$69,693	$10,166	$13,542	$(45,309)	$48,092

        The following table reconciles Segment Profit to consolidated income (loss) from continuing operations before income taxes and minority interest (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Segment profit	$40,750	$48,092
Depreciation and amortization	(13,652)	(10,249)
Interest expense	(21,788)	(9,334)
Interest income	827	781
Reorganization expense	(23,154)	—
Stock compensation expense	—	(10,777)
Special charges	(1,705)	(1,908)

Income (loss) from continuing operations before income taxes and minority interest	$(18,722)	$16,605

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. and its majority owned subsidiaries and all variable interest entities ("VIEs") for which the Company is the primary beneficiary ("Magellan" or the "Company") should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the SEC on March 30, 2004.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

  •
  termination or non-renewal of contracts by customers;

  •
  carve-in of behavioral healthcare by the Company's health plan customers;

  •
  renegotiation of rates paid to and/or by the Company by customers and/or to providers;

  •
  higher utilization of behavioral health treatment services by members;

  •
  delays, higher costs or inability to implement the Company's initiatives;

  •
  the impact of new or amended laws or regulations;

  •
  the impact of increased competition on ability to maintain or obtain contracts;

  •
  the impact of increased competition on rates paid to or by the Company; and

  •
  governmental inquiries and/or litigation.

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Cautionary Statements" in Item 1 of Magellan's Annual Report on Form 10-K for the year ended December 31, 2003. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Business Overview

        The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs ("EAPs") and (iv) products which combine features of some or all of the Company's risk-based, ASO or EAP products. At March 31, 2004, the Company managed the behavioral healthcare benefits of approximately 58.1 million individuals.

Recent Events

        On January 5, 2004 (the "Effective Date"), the Company's plan of reorganization (the "Plan") became effective and the Company emerged from bankruptcy. The principal terms of the Plan, including the treatment afforded under the Plan to the holders of the Company's pre-existing indebtedness and other liabilities and equity interests, are summarized in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission. In the discussion herein of periods prior to the Effective Date, references to such pre-existing indebtedness and other securities shall have the meaning set forth therein. The Company, as of December 31, 2003 and subsequently, is referred to herein as the "Reorganized Company" and, in connection with prior periods, is referred to herein as the "Predecessor Company".

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, Onex Corporation ("Onex"), a Canadian corporation, invested approximately $101.9 million in the equity of Magellan in the form of Multi-Vote Common Stock (the "Onex Investment"), which entitles it to maintain a 50 percent voting interest in all matters that come before Magellan's stockholders, with certain exceptions. Pursuant to the Plan, the Company has received additional equity infusions totaling $63.3 million from holders of the Company's Old Subordinated Notes ("Holders") and other general unsecured creditors ("GUCs"), which elected to purchase common stock in the form of Ordinary Common Stock of the Company in an equity offering. Onex's equity investment includes initial capital contributions to the Company pursuant to the Plan of $86.7 million and additional capital contributions of $15.2 million under its commitment to fund the election by creditors to receive cash in lieu of common stock distributions in satisfaction of their claims (the "Cash-Out Election") by purchasing that amount of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock cashed out by the Holders and GUCs pursuant to the Cash-Out Election. Capital contributions of $146.9 million, net of approximately $3.1 million of issuance costs and excluding funds received from the Cash-Out Election, are reflected as "Subscriptions receivable" in the accompanying condensed consolidated balance sheet as of December 31, 2003. Funds received by the Company pursuant to the Cash-Out Election of $15.2 million are included in "Other current assets" in the accompanying condensed consolidated balance sheet as of December 31, 2003. The cash related to these equity contributions was received and the shares of the corresponding classes of common stock were issued by the Company in the three months ended March 31, 2004. All previously existing equity interests in Magellan were cancelled as of the Effective Date.

        Also pursuant to the Plan, the Company entered into a new credit agreement with Deutsche Bank AG, issued $233.4 million of Series A Senior Notes and $6.9 million of Series B Senior Notes, renewed its agreement with Aetna, Inc. ("Aetna") to manage the behavioral healthcare of members of Aetna's healthcare programs and issued to Aetna an interest bearing note in the amount of $48.9 million (the "Aetna Note"). See Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein for a discussion of the obligations of the Company pursuant to such agreements. The Company's secured bank loans under its Old Credit Agreement, as existing before the Effective Date, were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) were cancelled as of the Effective Date.

        The discussion above represents a summary of certain transactions which occurred as of and subsequent to the Effective Date pursuant to the Plan. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of the recapitalization of the Company and other transactions pursuant to the Plan.

Accounting Impact of Chapter 11 Filing

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company applied the fresh start reporting provisions of as of December 31, 2003. Upon adoption of fresh start reporting, the Company created, in substance, per SOP 90-7, a new reporting entity. Accordingly, the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 are not comparable with the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003. Therefore, all statements of operations and cash flows data for the three months ended March 31, 2004 have been disclosed herein as results of operations and cash flows of the Reorganized Company, and all statements of operations and cash flows data for the three months ended March 31, 2003 have been disclosed as results of operations and cash flows of the Predecessor Company. Balance sheet data as of December 31, 2003 and March 31, 2004 presented herein represents balances of the Reorganized Company. All references to the Company with respect to disclosures of amounts recorded for the three months ended March 31, 2003 in relation to income statement or cash flow items relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded for the three months ended March 31, 2004 or to be recorded subsequent to March 31, 2004 in relation to income statement or cash flow items relate to the Reorganized Company.

        The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 included elsewhere in this Quarterly Report on Form 10-Q were prepared in accordance with SOP 90-7, as the Predecessor Company was under bankruptcy protection during that period. As such, the Predecessor Company's unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 distinguished transactions and events that were directly associated with the reorganization from the Predecessor Company's ongoing operations. In accordance with SOP 90-7, the write-off of deferred financing fees associated with the Old Senior Notes and the Old Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process were recorded as reorganization expenses, and are included in the unaudited condensed consolidated statement of operations caption "Reorganization expense, net" for the three months ended March 31, 2003.

        In accordance with SOP 90-7, the Predecessor Company's redeemable preferred stock was recorded at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, during the three months ended March 31, 2003, the Predecessor Company recorded a net $2.7 million adjustment, which was mainly composed of the write-off of unamortized issuance costs related to the redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2003 set forth elsewhere herein.

Segments

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

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees of the customer of the health plan and their dependents), for which the behavioral healthcare services have been carved out to the Company. The Company's Health Plan Solutions segment managed the behavioral health benefits of approximately 41.6 million covered lives as of March 31, 2004.

        During the three months ended March 31, 2003, the Predecessor Company derived approximately $49.9 million of consolidated net revenue from its contract with Aetna. During the three months ended March 31, 2004, the Reorganized Company derived approximately $55.8 million of consolidated net revenue from its contract with Aetna. The current Aetna contract extends through December 31, 2005, and includes an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). If the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note of $48.9 million (see Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein) would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note.

        Employer Solutions.    The Company's Employer Solutions segment (formerly "Workplace") generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products. The Company's Employer Solutions segment provided these services for approximately 13.8 million covered lives as of March 31, 2004.

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. The Company's Public Sector Solutions segment managed the behavioral health benefits of approximately 2.7 million covered lives as of March 31, 2004.

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract held by the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and through a contract held by Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a 50.0 percent interest. The direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $49.7 million of the Predecessor Company's net revenues in the three months ended

March 31, 2003. Such revenue included approximately $23.6 million associated with services performed by the Predecessor Company on behalf of Premier. The direct TennCare contract accounted for approximately $32.0 million of the Reorganized Company's net revenues in the three months ended March 31, 2004. The decline in revenue for the three months ended March 31, 2004 compared to the revenue for the three months ended March 31, 2003 associated with the direct TennCare contract was primarily the result of the reduction in revenue associated with services no longer performed on behalf of Premier due to a program change, which reduction was partially offset by increases in rates.

        In the three months ended March 31, 2004, the Reorganized Company recorded approximately $71.7 million in net revenues related to Premier's contract with TennCare, which represents 100 percent of Premier's net revenue derived from such contract, due to the adoption of FIN 46 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements" below for a discussion of FIN 46) pursuant to which the results of operations of Premier were consolidated with the Reorganized Company's results of operations. In the three months ended March 31, 2003, the results of operations of Premier were accounted for by the Predecessor Company under the equity method of accounting.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program would be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The new contract with respect to the East region will become effective July 1, 2004. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The East region contract has an initial term that runs through December 31, 2005, and includes a provision for extensions at the State's option through December 31, 2008.

        The Company's Public Sector Solutions segment derives a significant portion of revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues earned by the Predecessor Company from the Pennsylvania Counties in the aggregate totaled approximately $56.3 million in the three months ended March 31, 2003. Revenues earned by the Reorganized Company from the Pennsylvania Counties in the aggregate totaled approximately $43.9 million in the three months ended March 31, 2004. The contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county earned by the Predecessor Company totaled approximately $6.7 million in the three months ended March 31, 2003. Changes in several of the individual contracts for certain of the Pennsylvania Counties have resulted in lower revenue, cost of care and direct service costs, with no impact to the net profitability of the contracts.

        Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions and Employer Solutions segments due to the nature of populations, benefits provided and other matters.

        Corporate and Other.    This segment of the Company is composed primarily of operational support functions such as claims administration, network services, sales and marketing and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

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

        Fresh Start Reporting.    In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of SOP 90-7, with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Upon adoption of fresh start reporting as of December 31, 2003, the Company created, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test under SFAS No. 142 (see "Goodwill" below).

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned by the Predecessor Company for the three months ended March 31, 2003 approximated $352.0 million. Managed care risk revenues earned by the Reorganized Company for the three months ended March 31, 2004 approximated $386.3 million.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Predecessor Company recognized performance revenue of approximately $2.1 million for the three months ended March 31, 2003. The Reorganized Company recognized performance revenue of approximately $0.9 million for the three months ended March 31, 2004.

        The Company provides mental health and substance abuse services to certain of the beneficiaries of TRICARE, formerly the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), under a separate subcontract with a health plan that contracts with TRICARE. The Company receives fixed fees under its TRICARE subcontract for the management of the TRICARE services, which are subject to certain bid price adjustments ("BPAs"). The BPAs are calculated in accordance with contractual provisions and are based on actual healthcare utilization from historical periods as well as changes in certain factors during the contract period. The Company has information to record, on a quarterly basis, reasonable estimates of the BPAs as part of its managed care risk revenues. These estimates are based upon information available, on a quarterly basis, from both the TRICARE program and the Company's information systems. Under the contract, the Company settles the BPAs at set intervals over the term of the contract.

        The Reorganized Company recorded estimated receivables of approximately $2.5 million and $0 million as of December 31, 2003 and March 31, 2004, respectively, based upon the Company's interim calculations of the estimated BPAs and certain other settlements. Such amounts were recorded as an adjustment to revenues. While management believes that the estimated BPA balances are adequate, ultimate settlement resulting from adjustments and available appeal processes may vary from the amounts provided.

        Cost of Care and Medical Claims Payable.    Cost of care, recorded as a component of operating expenses, is recognized in the period in which members receive behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable in the Company's condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004 represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of March 31, 2004, the Reorganized Company believes that its medical claims payable balance of $183.4 million is adequate in order to satisfy ultimate claim liabilities incurred through March 31, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term.

        Stock Compensation Expense.    The Company accounts for stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, stock compensation expense is recognized to the extent that the fair market value of the common stock on the date of the grant of shares and/or options exceeds the exercise price of the shares and/or options. The expense is recognized on the date of the grant of shares or evenly over the vesting period of the underlying options in the case of stock options. In accordance with SFAS 123, the Company discloses the pro forma effect on net income (loss) and income (loss) per common share in the notes to the consolidated financial statements assuming the shares and/or options were valued at fair value.

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

        Goodwill.    Goodwill has been recorded by the Reorganized Company at December 31, 2003 and March 31, 2004 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application of the fresh start reporting provisions of SOP 90-7. Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis or more frequently should there be indicators that the goodwill may be impaired. Pursuant to SFAS 142, the Company will be required to test its goodwill for impairment on at least an annual basis. The Reorganized Company has selected October 1 as the date of its annual impairment test, as opposed to September 1, which date was used by the Predecessor Company.

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

        The Company notes that for federal income tax purposes, the cancellation of indebtedness event takes place on the date of the Company's emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurs at or immediately after December 31, 2004 (the taxable year of discharge), and generally after determining the income tax liability for 2004. The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003. For financial reporting purposes, the emergence from bankruptcy is deemed to occur in 2003; however, since the Company did not emerge from bankruptcy until January 5, 2004, for federal income tax purposes, the emergence from bankruptcy is a 2004 event.

        After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, as of March 31, 2004, the Company has estimated tax net operating loss ("NOL") carryforwards of approximately $507.3 million available to reduce future federal taxable income. The future utilization of these NOLs could be limited under certain circumstances. These estimated NOL carryforwards expire in 2006 through 2019.

        Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities created uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. In addition, the Company's utilization of NOL carryforwards will be subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which may affect the timing of the use of, or ultimate realization of, NOL carryforwards. Accordingly, as of December 31, 2003 and March 31, 2004, the Company has a total valuation allowance covering all of the Company's net deferred tax assets. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Reorganized Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and/or additional paid-in capital and therefore, will only benefit cash flows for tax payments and will not benefit the Company's provision for income taxes in the statements of operations.

        The Predecessor Company recognized current tax expense attributable to estimated, current taxable income for the three months ended March 31, 2003. This expense was recorded due to the estimated utilization of NOL carryforwards that were generated prior to a previous bankruptcy filing in 1992 and were generated prior to the occurrence of certain other events that may cause limitation on its NOL carryforwards. This expense also includes changes in estimates regarding the Company's utilization of the above-referenced NOL carryforwards due to amendments of prior year tax returns. The Reorganized Company recognized current tax expense attributable to estimated, current taxable income for the three months ended March 31, 2004. This expense was recorded due to the estimated utilization of NOL carryforwards that were generated by the Predecessor Company and were generated prior to the occurrence of certain events that may cause limitation on its NOL carryforwards.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest expense, interest income, reorganization expenses, goodwill impairment charges, stock compensation expense, special charges, income taxes and minority interest ("Segment Profit"). Management believes that this segment financial measure provides useful information to investors for the reasons indicated in its Current Report on Form 8-K dated April 14, 2004. See Note I—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2003
Net revenue	$226,632	$42,579	$139,763	$—	$408,974
Cost of care	130,260	13,212	116,576	—	260,048
Direct service costs	35,027	18,267	10,797	—	64,091
Other operating expenses	—	—	—	44,700	44,700
Equity in (earnings) loss of unconsolidated subsidiaries	(1,351)	—	736	—	(615)

Segment profit (loss)	$62,696	$11,100	$11,654	$(44,700)	$40,750

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2004
Net revenue	$223,139	$35,269	$181,768	$—	$440,176
Cost of care	123,010	10,227	160,967	—	294,204
Direct service costs	32,280	14,876	7,259	—	54,415
Other operating expenses	—	—	—	45,309	45,309
Equity in earnings of unconsolidated subsidiaries	(1,844)	—	—	—	(1,844)

Segment profit (loss)	$69,693	$10,166	$13,542	$(45,309)	$48,092

        The following table reconciles Segment Profit as calculated above to consolidated net income (loss) for the periods indicated (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Segment profit	$40,750	$48,092
Depreciation and amortization	(13,652)	(10,249)
Interest expense	(21,788)	(9,334)
Interest income	827	781
Reorganization expense	(23,154)	—
Stock compensation expense	—	(10,777)
Special charges	(1,705)	(1,908)

Income (loss) from continuing operations before income taxes and minority interest	(18,722)	16,605
Provision for (benefit from) income taxes	(2,729)	3,568

Income (loss) from continuing operations before minority interest	(15,993)	13,037
Minority interest	60	129

Income (loss) from continuing operations	(16,053)	12,908

Discontinued operations:
Income from discontinued operations (1)	238	30
Income on disposal of discontinued operations (1)	378	—
Reorganization benefit, net	3,035	—

	3,651	30

Net income (loss)	$(12,402)	$12,938

(1)
Net of related income taxes

Reorganized Company quarter ended March 31, 2004 ("Current Year Quarter"), compared to the Predecessor Company quarter ended March 31, 2003 ("Prior Year Quarter")

Health Plan Solutions

Net Revenue

        Net revenue related to the Health Plan Solutions segment decreased by 1.5 percent or $3.5 million to $223.1 million for the Reorganized Company in the Current Year Quarter from $226.6 million for the Predecessor Company in the Prior Year Quarter. The decrease in revenue is mainly due to terminated contracts of $20.4 million, lower performance-based revenues of $1.1 million (see discussion below), net contract changes (mainly risk to non-risk) of $0.4 million, and other net changes totaling $0.8 million, which decreases were partially offset by net increases in rates of $11.9 million and net increased membership from existing and new customers of $7.3 million.

        Performance-based revenues for the Health Plan Solutions segment were $0.8 million and $1.9 million for the Current Year Quarter and the Prior Year Quarter, respectively. The decrease mainly relates to contractual changes that have reduced the amount of performance-based revenues that can be earned under such contracts.

Cost of Care

        Cost of care decreased by 5.6 percent or $7.3 million to $123.0 million for the Reorganized Company in the Current Year Quarter from $130.3 million for the Predecessor Company in the Prior Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $12.0 million, net contract changes (mainly risk to non-risk) of $0.3 million, and favorable prior fiscal year medical claims development during the Current Year Quarter of $2.3 million, which decreases were partially offset by net increased membership from existing and new customers of $3.6 million, and estimated higher costs due to care trends and other net changes of $3.7 million. Cost of care decreased as a percentage of risk revenue from 73.4 percent in the Prior Year Quarter to 69.0 percent in the Current Year Quarter, mainly due to increased revenue from favorable rate changes, the effect of contract changes, and the impact of favorable prior fiscal year medical claims development in the Current Year Quarter, partially offset by the effect of higher costs due to care trends in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 7.8 percent or $2.7 million to $32.3 million for the Reorganized Company in the Current Year Quarter from $35.0 million for the Predecessor Company in the Prior Year Quarter. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 15.5 percent for the Predecessor Company in the Prior Year Quarter to 14.5 percent for the Reorganized Company in the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Quarter.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) of unconsolidated subsidiaries increased 36.5 percent or $0.4 million to $(1.8) million for the Reorganized Company in the Current Year Quarter from $(1.4) million for the Predecessor Company in the Prior Year Quarter. The increase relates to an increase in equity in (earnings) related to the Company's investment in Royal Health Care, LLC ("Royal"), mainly due to increased Royal membership.

Employer Solutions

Net Revenue

        Net revenue related to the Employer Solutions segment decreased by 17.2 percent or $7.3 million to $35.3 million for the Reorganized Company in the Current Year Quarter from $42.6 million for the Predecessor Company in the Prior Year Quarter. The decrease in revenue is mainly due to terminated contracts of $7.5 million, and net decreased membership from existing customers of $0.4 million, which decreases were partially offset by membership from new customers and other net changes of $0.6 million.

Cost of Care

        Cost of care decreased by 22.6 percent or $3.0 million to $10.2 million for the Reorganized Company in the Current Year Quarter from $13.2 million for the Predecessor Company in the Prior Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $2.1 million, and estimated lower costs due to care trends and other net changes of $0.9 million. The lower costs due to care trends for the Employer Solutions segment are partially due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Cost of care as a percentage of risk revenue was 32.6 percent for both the Prior Year Quarter and the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 18.6 percent or $3.4 million to $14.9 million for the Reorganized Company in the Current Year Quarter from $18.3 million for the Predecessor Company in the Prior Year Quarter. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership. As a percentage of revenue, direct service costs remained relatively consistent quarter over quarter (approximately 42.2 percent for the Reorganized Company in the Current Year Quarter as compared to approximately 42.9 percent for the Predecessor Company in the Prior Year Quarter).

Public Sector Solutions

Net Revenue

        Net revenue related to the Public Sector Solutions segment increased by 30.1 percent or $42.0 million to $181.8 million for the Reorganized Company in the Current Year Quarter from $139.8 million for the Predecessor Company in the Prior Year Quarter. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $42.7 million for the Current Year Quarter. Effective December 31, 2003, the Reorganized Company adopted FIN 46, as required, pursuant to which the Reorganized Company has begun consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in the Current Year Quarter, net revenue decreased by $0.7 million. This decrease is primarily due to terminated contracts of $7.9 million, and a contract change with respect to the Pennsylvania Counties of $10.1 million, which decreases were partially offset by net increased membership from existing customers of $16.3 million and net rate increases and other net changes of $1.0 million.

Cost of Care

        Cost of care increased by 38.1 percent or $44.4 million to $161.0 million for the Reorganized Company in the Current Year Quarter from $116.6 million for the Predecessor Company in the Prior Year Quarter. The increase in cost of care is mainly due to the inclusion of approximately $42.7 million of expenses for care of Premier, due to the consolidation of the results of operations of Premier in 2004, as noted above. Excluding the impact of consolidating Premier in the Current Year Quarter, cost of care increased by $1.7 million. This increase is primarily due to net increased membership from existing customers of $14.0 million, and higher costs due to care trends of $1.1 million, which increases were partially offset by terminated contracts of $6.1 million, and a contract change with respect to the Pennsylvania Counties of $7.3 million. Cost of care increased as a percentage of risk revenue from 87.0 percent in the Prior Year Quarter to 91.1 percent in the Current Year Quarter, mainly due to higher care trends experienced in the Current Year Quarter and the consolidation of the operating results of Premier, for which care was approximately 91.1 percent of risk revenue.

Direct Service Costs

        Direct service costs decreased by 32.8 percent or $3.5 million to $7.3 million for the Reorganized Company in the Current Year Quarter from $10.8 million for the Predecessor Company in the Prior Year Quarter. The decrease in direct service costs was primarily due to a contract change with respect to the Pennsylvania Counties contracts of $2.8 million and terminated contracts, cost reduction initiatives and other net decreases of $0.7 million. As a percentage of revenue, direct service costs decreased from 7.7 percent for the Predecessor Company in the Prior Year Quarter to 4.0 percent for the Reorganized Company in the Current Year Quarter, primarily due to the aforementioned consolidation of revenue of Premier and the contract change with respect to the Pennsylvania Counties contracts.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        The Predecessor Company recorded equity in loss of unconsolidated subsidiaries of approximately $0.7 million in the Prior Year Quarter, which represented the Predecessor Company's share of net loss realized by Premier. As noted above, the Reorganized Company has consolidated the results of operations of Premier beginning in the Current Year Quarter in accordance with FIN 46.

Corporate and Other

Other Operating Expenses

        Other operating costs related to the Corporate and Other Segment increased by 1.4 percent or $0.6 million to $45.3 million for the Reorganized Company in the Current Year Quarter from $44.7 million for the Predecessor Company in the Prior Year Quarter. The increase is mainly due to higher discretionary employee benefit costs of $3.9 million, which was partially offset by the Company's cost reduction efforts. As a percentage of total net revenue, other operating costs decreased from 10.9 percent for the Predecessor Company in the Prior Year Quarter to 10.3 percent for the Reorganized Company in the Current Year Quarter primarily due to the increased revenue associated with the consolidation of Premier in the Current Year Quarter (as discussed above).

Depreciation and Amortization

        Depreciation and amortization decreased by 24.9 percent or $3.5 million to $10.2 million for the Reorganized Company in the Current Year Quarter from $13.7 million for the Prior Year Quarter. The decrease is primarily due to changes in the estimated remaining useful lives of certain property and equipment and intangible assets as a result of the application of the fresh start reporting provisions of SOP 90-7 as of December 31, 2003, as well as the inclusion in the Prior Year Quarter of higher depreciation expense for certain capitalized software assets that became fully depreciated at March 31, 2003.

Interest Expense

        Interest expense decreased by approximately $12.5 million to $9.3 million for the Reorganized Company in the Current Year Quarter from $21.8 million for the Predecessor Company in the Prior Year Quarter. The decrease is mainly a result of the reduction of the Predecessor Company's outstanding debt on the Effective Date in accordance with the Plan. Total debt outstanding was reduced by approximately $700 million pursuant to the Plan, most of which related to the elimination of $625 million of principal under the Predecessor Company's Old Subordinated Notes. The Predecessor Company incurred interest expense of approximately $10.9 million on the Old Subordinated Notes in the three months ended March 31, 2003.

Other Items

        The Predecessor Company recorded net reorganization expense from continuing operations of $23.2 million during the Prior Year Quarter. The Prior Year Quarter charges are mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the Predecessor Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Predecessor Company recorded special charges of $1.7 million in the Prior Year Quarter. The Reorganized Company recorded special charges of $1.9 million in the Current Year Quarter. The special charges relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. The charges related to restructuring plans primarily consist of employee severance and termination benefits and lease termination costs. See Note H—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

        The Reorganized Company recorded approximately $10.8 million of stock compensation expense in the Current Year Quarter related to stock purchased by the CEO, stock granted to the Company's senior executives and stock options granted to management (including senior executives), all on or in connection with the Effective Date. See discussion of stock compensation expense in "Outlook—Results of Operations" below.

Income Taxes

        The Company's effective income tax rate was 21.5 percent for the Reorganized Company in the Current Year Quarter and was 14.6 percent for the Predecessor Company in the Prior Year Quarter. The Current Year Quarter effective rate varies from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to the Predecessor Company's financial restructuring activities and financial condition which resulted in uncertainty as to the Predecessor Company's ability to realize net operating loss carryforwards and other deferred tax assets otherwise generated from the net operating loss in prior year periods.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Healthcare provider and franchising segments	$238	$(11)
Specialty managed healthcare segment	—	41

	$238	$30

        Loss from the healthcare provider and franchising segments for the Reorganized Company in the Current Year Quarter represents expenses recorded for collection of cash related to cost report settlements and patient receivables in excess of cash collected. Income from the healthcare provider and franchising segments for the Predecessor Company in the Prior Year Quarter is a result of a change in estimate of $0.4 million, partially offset by the cost of collections, legal fees and other costs of exiting the business. Income from the specialty managed healthcare segment represents cash received in the form of a trust distribution.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Specialty managed healthcare segment	$326	$—
Human services segment	52	—

	$378	$—

        The Prior Year Quarter gain on disposal related to the specialty managed healthcare segment is a result of cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        The Prior Year Quarter gain on disposal related to the human services segment is a result of a change in estimate.

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Healthcare provider and franchising segments	$(257)	$—
Specialty managed healthcare segment	3,292	—

	$3,035	$—

        As part of its financial restructuring plan and chapter 11 proceedings, the Predecessor Company rejected certain leases for closed offices. To the extent that the estimated cost to the Predecessor Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as reorganization (expense) benefit in accordance with SOP 90-7.

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

        The Company is a market leader in a mature market with many viable competitors. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. The Company is continuing its attempts to increase its market share in the managed behavioral healthcare industry through aggressive marketing of existing products and development of new products; however, the Company believes that, in the near term, the probability of losing market share may be greater than the probability of increasing market share. In this regard, the Company's revenue in the fiscal year ending December 31, 2004 will be impacted by contracts that had been terminated effective in 2003 and contracts that have been terminated with an effective date in 2004, as well as potential additional contract terminations in 2004.

        Stock Compensation.    Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives"). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also made cash payments to the Senior Executives to approximate the tax liability associated with the compensation expense resulting from the stock grants, the stock purchase and the cash payments, as defined below. Also on the Effective Date, pursuant to the consummation of the Plan, a Management Incentive Plan ("MIP") became effective under which 4,267,422 stock options were awarded to other members of the Company's management and other employees, including an aggregate of 2,891,022 stock options to the Senior Executives pursuant to their employment agreements. All of these awards were contingent upon the Company's emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date.

        The Reorganized Company recognized approximately $10.8 million in stock compensation expense in the three months ended March 31, 2004 with respect to these transactions. Of the total stock compensation recorded in the three months ended March 31, 2004, approximately $6.3 million represents compensation expense related to the stock grants to the Senior Executives and approximately $1.5 million related to the purchased shares by the Chief Executive Officer. Both of these amounts include compensation with regard to cash payments made to approximate the income taxes on such stock grants and stock purchase and cash payments. The remaining $3.0 million represents compensation expense related to the grant of stock options under the MIP. The Company estimates that the total amount of stock compensation with respect to the grants of options on the

Effective Date will be $47.6 million, before taxes, and that the Reorganized Company will recognize approximately $7.9 million of such expense in the remainder of fiscal 2004 and approximately $10.6 million, $10.6 million $7.4 million and $11.1 million of such expense in fiscal years 2005, 2006, 2007 and 2008 and beyond, respectively. However, certain of these expenses may be accelerated depending on the market price performance of the Ordinary Common Stock.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the borrowing levels under the Credit Agreement as of March 31, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

        Operating Restructuring Activities.    In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on further consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended December 31, 2003, PIP resulted in the recognition of special charges of (a) $7.5 million to terminate employees that represented both operational and corporate personnel, and (b) $2.4 million to downsize and close excess facilities, and other associated activities.

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the three months ended March 31, 2004 includes a credit of $0.1 million which represents a reduction of previously expensed consulting costs. Special charges for the year ended December 31, 2003 include $0.6 million for the cost of outside consultants. Also included in special charges for the year ended December 31, 2003 is income of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

        In the three months ended March 31, 2004, PIP resulted in the recognition of special charges of (a) $2.0 million to terminate employees that represent both operational and corporate personnel, and (b) other exit costs of less than $0.1 million. The employee termination costs of $2.0 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations communicated to employees by March 31, 2004 are expected to be completed by September 2004 and termination costs associated with such employees are expected to be paid in full by June 2005. The PIP initiative has resulted in the termination of 571 employees through March 31, 2004. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. Outstanding liabilities of approximately $5.1 million related to PIP are included in the accompanying March 31, 2004 condensed consolidated balance sheet in "Accrued liabilities".

        The Company intends to continue implementing PIP initiatives throughout fiscal 2004. Management estimates that the Company will incur approximately $4 million to $8 million of costs related to PIP activities in the remainder of fiscal 2004. The Company expects to fund these costs with internally generated funds. However, there can be no assurance that the Company will be able to fund or implement successfully these initiatives or realize the anticipated savings.

Historical—Liquidity and Capital Resources

Operating Activities

        Net cash provided by operating activities for the Predecessor Company was $35.2 million for the Prior Year Quarter. Net cash used in operating activities for the Reorganized Company's was $3.7 million for the Current Year Quarter. The $38.9 million decrease in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily due to net payments of $61.1 million for liabilities related to the Predecessor Company's chapter 11 proceedings, which is primarily attributable to claim settlements and the payment of professional fees, and which was partially offset by improved operating performance and a reduction in cash interest payments. The Predecessor Company reported segment profit of $40.8 million for the Prior Year Quarter and the Reorganized Company reported segment profit of $48.1 million for the Current Year Quarter. See "Results of Operations" above for a reconciliation of segment profit (loss) to net income (loss) from operations for the three months ended March 31, 2003 and 2004. During the Prior Year Quarter, the Predecessor Company made cash interest payments of $4.4 million as compared to $2.2 million for the Reorganized Company in the Current Year Quarter.

Investing Activities

        The Predecessor Company utilized $5.6 million during the Prior Year Quarter for capital expenditures. The Reorganized Company utilized $4.6 million for capital expenditures in the Current Year Quarter, which is a decrease of $1.0 million or 17.9 percent from the Prior Year Quarter. The majority of both of the Predecessor Company's and Reorganized Company's capital expenditures related to management information systems and related equipment. The reduction in capital expenditures for the Current Year Quarter, as compared to the Prior Year Quarter, is primarily attributable to timing of the payments for the capital assets.

        The Predecessor Company used $2.4 million during the Prior Year Quarter for acquisitions and investments in businesses. The amount for the Prior Year Quarter relates to an earn-out payment with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company.

Financing Activities

        During the Current Year Quarter, the Reorganized Company received net proceeds of $147.9 million from the issuance of new equity, net of issuance costs of approximately $3.1 million, received net proceeds of $92.6 million from the issuance of long-term debt, net of issuance costs of $7.4 million, repaid $192.4 million in debt upon consummation of the Plan, repaid $3.7 million of indebtedness outstanding under the Term Loan Facility and made payments on capital lease obligations of approximately $0.8 million.

        The debt paid upon consummation of the Plan of $192.4 million on the Effective Date was composed of payments of $160.8 million of amounts outstanding under the Old Credit Agreement, $16.6 million of principal on the Old Senior Notes and $15.0 million related to a debt obligation to Aetna.

Outlook—Liquidity and Capital Resources

        Credit Agreement.    The Company's new senior secured credit agreement (the "Credit Agreement") provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $80.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of March 31, 2004, the Company had outstanding $96.3 million under the Term Loan Facility. The Company had not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of the March 31, 2004, the Company had issued letters of credit in the amount of $72.4 million, resulting in unutilized commitments under the Credit-Linked Facility of $7.6 million. See Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion of the Credit Agreement and other debt instruments of the Company, including the 9.375% Senior Notes due 2008 (the "Senior Notes") and the Aetna Note.

        Liquidity.    During the remainder of fiscal 2004, the Company expects to pay its current obligations and fund its capital expenditures with cash from operations. Scheduled maturities under the Term Loan Facility amount to $11.3 million through December 31, 2004. On April 2, 2004, the Company repaid $6.4 million related to a capital lease obligation of its discontinued health care provider segment (see "Discontinued Operations" below for further discussion). Additionally, the Company will be required to repay approximately $2.9 million of other capital lease obligations through December 31, 2004. Interest payments on amounts outstanding as of March 31, 2004 related to the Credit Agreement, the Senior Notes, the Aetna Note and various capital lease obligations are estimated to be approximately $28.3 million in the remainder of fiscal 2004. These interest payments include interest on outstanding letters of credit, fees for unused commitments under the Credit Agreement and certain other bank fees. The Company estimates that it will spend approximately $30 million to $35 million of additional funds in fiscal 2004 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in the remainder of fiscal 2004.

        Restrictive Covenants in Debt Agreements.    On the Effective Date, the Reorganized Company entered into the Credit Agreement and an indenture governing the terms of the Senior Notes (the "Indenture"). In general, the Credit Agreement and the Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting or limiting the Company's ability to, among other things:

  •
  incur or guarantee additional indebtedness or issue preferred or redeemable stock;

  •
  pay dividends and make other distributions;

  •
  make capital expenditures;

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

        The Credit Agreement also requires the Company to comply with specified financial ratios and tests (as defined), including minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum leverage ratios. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement and, in the event the indebtedness under the Credit Agreement were accelerated, would give rise to defaults under substantially all of the Company's other debt agreements. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. As of the date of filing of this Quarterly Report on Form 10-Q, the Company believes that it is in compliance with its debt covenants.

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the Internal Revenue Service ("IRS") related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162.0 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1.0 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through net operating loss carryforwards. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal net operating loss carryforwards could be reduced if the IRS later successfully challenges these deductions. The Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities continue to create uncertainty as to the Company's ability to realize its NOL carryforwards and other deferred tax assets. In addition, the Company's utilization of NOL carryforwards will be subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which may affect the timing of the use of, or the ultimate realization of, NOL carryforwards. Accordingly, as of December 31, 2003 and March 31, 2004, the Company maintains a total valuation allowance covering all of the Company's net deferred tax assets.

        Discontinued Operations.    APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption "Discontinued operations—Income from discontinued operations". Gains incurred to exit the discontinued operations are reflected, net of income tax, in the caption "Discontinued operations—Income on disposal of discontinued operations". The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

        As of March 31, 2004, the Company had $7.8 million accrued on its consolidated balance sheet for obligations related to discontinued operations, including a $6.4 million obligation related to a capital lease. On April 2, 2004, the Company repaid this $6.4 million obligation, plus accrued interest, with cash on hand. Such obligation is included in "Current maturities of long-term debt and capital lease obligations" in the accompanying condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004. The remaining $1.4 million of liabilities consist of estimated amounts accrued for certain regulatory liabilities, pending litigation, operating lease obligations and various other estimated obligations. The Company plans to satisfy these liabilities with cash flows generated from operations.

        There can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Reorganized Company adopted the provisions of FIN 46 effective December 31, 2003. Adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a 50 percent voting interest. Concurrent with the provisions of FIN 46, the Reorganized Company consolidated the balance sheet of Premier into the Reorganized Company's balance sheet as of December 31, 2003 and March 31, 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statement of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". In the three months ended March 31, 2004, the Reorganized Company consolidated the results of operations of Premier in its condensed consolidated statement of operations. See further discussion of the adoption of FIN 46, including disclosures required by FIN 46, in Note B—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the borrowing levels under the Credit Agreement as of March 31, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4. Controls and Procedures.

a)
The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

b)
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        The management and administration of the delivery of managed behavioral healthcare services entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

        The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the "Pre-petition Litigation") were enjoined as a consequence of the commencement of the Company's chapter 11 proceedings. The Company believes that, except as otherwise provided by the Plan, the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the bankruptcy court, would be resolved as Other General Unsecured Claims under the Plan.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        In connection with the consummation of the Company's Plan on January 5, 2004, the rights of holders of all of the Company's previously outstanding securities were materially modified. These modifications were described in the Company's Current Report on Form 8-K filed with the Commission on January 6, 2004 and also in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The securities issued by the Company in connection with the consummation of the Plan (including Senior Subordinated Notes, Ordinary Common Stock and warrants and options to purchase Ordinary Common Stock) were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption provided by Section 1145 of the Bankruptcy Code, with the exception of the following transactions in securities of the Company entered into in connection with the consummation of the Plan which were issued in reliance on other exemptions: (i) the sale of shares of Multi-Vote Common Stock to an affiliate of Onex Corporation, which was exempt from registration as a private transaction under Section 4(2) of the Securities Act, (ii) the issuance of a warrant to buy shares of Ordinary Common Stock to Aetna Inc. in connection with the amendment of a services contract, which was exempt from registration as a private transaction under Section 4(2) of the Securities Act, (iii) the issuance of restricted shares of Ordinary Common Stock of the Company to three executives of the Company under the Company's Management Incentive Plan adopted as part of the Plan as a sale or as a grant for past and future services, which were exempt from registration as private transactions under Section 4(2) of the Securities Act, and (iv) the issuance to various members of the Company's management of options to purchase shares of

Ordinary Common Stock under the Management Incentive Plan, as approved at the time of and effectuated shortly following consummation of the Plan (as of January 5 and February 4, 2004), which were granted without payment required therefor and excluded from registration under the Securities Act. Further information regarding the issuance of these securities, including the number sold, the terms of the securities and the use of proceeds of their issuance, is contained in the Form 8-K and Form 10-K reports referred to above.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

        The Company filed or furnished the following current reports related to the quarter ended March 31, 2004, on Form 8-K with the Securities and Exchange Commission.

Date of Report	Item Reported and Description	Financial Statements as Filed
January 5, 2004	Item 5. Other Events—Consummation of the Third Joint Amended Plan of Reorganization, as modified, under chapter 11 of title of the U.S. Bankruptcy Code	no
January 5, 2004	Item 5. Other Events—Amendment No. 1 to the Current Report on Form 8-K dated January 5, 2004 to correct clerical errors in exhibits attached thereto.	no
January 7, 2004	Item 5. Other Events—Amendment of the terms of certain of the Company's warrants.	no
January 13, 2004	Item 9. Regulation FD Disclosure—Monthly operating reports for the month of November 2003 filed with the United States Bankruptcy Court for the Southern District of New York	no
January 30, 2004	Item 5. Other Events—Extension of agreements with the State of Tennessee to provided behavioral healthcare services for members of TennCare through June 30, 2004, at current rates.	no
February 27, 2004
	Item 5. Other Events—The Company announced that it was awarded the contract to manage mental health and substance abuse treatment for Iowa Medicaid recipients and certain other individuals served by the State of Iowa.	no
March 30, 2004	Item 12. Results of Operations and Financial Condition—The Company reported operating results for the fourth quarter and year ended December 31, 2003.	no

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2004	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO

Mark S. Demilio Executive Vice President and Chief Financial Officer