Form 10-Q
period 2004-06-30
MAGELLAN HEALTH SERVICES INC
filed 2004-07-29
CIK 19411

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock and Multi-Vote Common Stock outstanding as of June 30, 2004 was 26,882,997 and 8,487,750, respectively.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I — Financial Information:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets — December 31, 2003 and June 30, 2004

Condensed Consolidated Statements of Operations — For the Three Months and Six Months Ended June 30, 2003 for the Predecessor Company and for the Three Months and Six Months Ended June 30, 2004 for the Reorganized Company
Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2003 for the Predecessor Company and for the Six Months Ended June 30, 2004 for the Reorganized Company
Notes to Condensed Consolidated Financial Statements
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Item 4: Controls and Procedures
PART II — Other Information:
Item 1: Legal Proceedings
Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
Signatures

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2003	June 30, 2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$206,948	$261,880
Stock subscriptions receivable	146,871	—
Accounts receivable, less allowance for doubtful accounts of $5,178 at December 31, 2003 and $3,756 at June 30, 2004	83,919	90,059
Restricted cash, investments and deposits	161,923	154,571
Other current assets	30,562	12,451

Total current assets	630,223	518,961
Property and equipment, net	122,082	116,930
Investments in unconsolidated subsidiaries	13,034	15,597
Other long-term assets	18,334	24,423
Goodwill	450,244	450,244
Other intangible assets, net	58,100	51,178

	$1,292,017	$1,177,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,355	$22,784
Accrued liabilities	205,868	133,727
Medical claims payable	177,141	188,389
Current maturities of long-term debt and capital lease obligations	24,785	22,058
Debt paid upon consummation of the Plan	92,382	—

Total current liabilities	523,531	366,958
Long-term debt and capital lease obligations	376,532	365,149
Deferred credits and other long-term liabilities	1,802	1,784
Minority interest	2,241	2,728
Stockholders' Equity:
Preferred stock, par value $0.01 per share; Authorized — 10,000 shares — Issued and outstanding — none at December 31, 2003 and June 30, 2004	—	—
Ordinary common stock, par value $0.01 per share; Authorized — 100,000 shares — 26,552 shares issued and outstanding at December 31, 2003 and 26,883 shares issued and outstanding at June 30, 2004	265	269
Multi-Vote common stock, par value $0.01 per share; Authorized — 40,000 shares — 8,553 shares issued and outstanding at December 31, 2003 and 8,488 shares issued and outstanding at June 30, 2004	86	85
Other Stockholders' Equity:
Additional paid-in capital	379,067	390,505
Retained earnings	—	41,362
Warrants outstanding	8,493	8,493

Total stockholders' equity	387,911	440,714

	$1,292,017	$1,177,333

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Net revenue	$390,270	$452,104	$799,244	$892,280

Cost and expenses:
Salaries, cost of care and other operating expenses	351,576	393,879	720,415	787,807
Equity in earnings of unconsolidated subsidiaries	(1,184)	(1,854)	(1,799)	(3,698)
Depreciation and amortization	11,020	10,517	24,672	20,766
Interest expense (Contractual interest of $26,605 and $53,218 for the three months and six months ended June 30, 2003, respectively)	4,938	9,056	26,726	18,390
Interest income	(676)	(1,052)	(1,503)	(1,833)
Reorganization expense, net (See Note A)	4,551	—	27,705	—
Stock compensation expense	—	2,541	—	13,318
Special charges	387	626	2,092	2,534

	370,612	413,713	798,308	837,284

Income from continuing operations before income taxes and minority interest	19,658	38,391	936	54,996
Provision for income taxes	6,162	9,696	3,433	13,264

Income (loss) from continuing operations before minority interest	13,496	28,695	(2,497)	41,732
Minority interest, net	107	240	167	369

Income (loss) from continuing operations	13,389	28,455	(2,664)	41,363

Discontinued operations:
Income (loss) from discontinued operations (1)	(854)	40	(616)	70
Income (loss) on disposal of discontinued operations (2)	1,772	(71)	2,150	(71)
Reorganization benefit, net (See Note A)	132	—	3,167	—

	1,050	(31)	4,701	(1)

Net income	14,439	28,424	2,037	41,362

Preferred dividends (Contractual dividends of $1,184 and $2,336 for the three months and six months endede June 30, 2003, respectively)	—	—	883	—
Amortization of redeemable preferred stock issuance costs and other	—	—	172	—
Preferred stock reorganization items, net (See Note A)	—	—	2,668	—

Income (loss) available to common stockholders	14,439	28,424	(1,686)	41,362
Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$14,439	$28,424	$(1,686)	$41,362

Weighted average number of common shares outstanding — basic (See Note E)	35,319	35,371	35,290	35,363

Weighted average number of common shares outstanding — diluted (See Note E)	41,619	36,303	35,290	36,054

Income (loss) per common share available to common stockholders — basic:
Income (loss) from continuing operations	$0.38	$0.80	$(0.18)	$1.17

Income from discontinued operations	0.03	—	0.13	—

Net income (loss)	$0.41	$0.80	$(0.05)	$1.17

Income (loss) per common share available to common stockholders — diluted:
Income (loss) from continuing operations	$0.32	$0.78	$(0.18)	$1.15

Income from discontinued operations	0.03	—	0.13	—

Net income (loss)	$0.35	$0.78	$(0.05)	$1.15

(1)
Net of income tax provision (benefit) of $—and $14 for the three months ended June 30, 2003 and 2004, respectively, and $(433) and $22 for the six months ended June 30, 2003 and 2004, respectively.

(2)
Net of income tax benefit of $—and $(22) for the three months ended June 30, 2003 and 2004, respectively, and $(52) and $(22) for the six months ended June 30, 2003 and 2004, respectively.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Predecessor Company	Reorganized Company
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$2,037	$41,362
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	(1,672)	—
Depreciation and amortization	24,672	20,766
Equity in earnings of unconsolidated subsidiaries	(1,799)	(3,698)
Non-cash reorganization expense	15,002	—
Non-cash interest expense	2,674	799
Non-cash stock compensation expense	—	10,441
Cash flows from changes in assets and liabilities:
Accounts receivable, net	12,629	(6,140)
Restricted cash, investments and deposits	3,404	7,352
Net cash flows related to unconsolidated subsidiaries	(128)	1,135
Income taxes payable and deferred income taxes	391	—
Other assets	(14,245)	18,645
Accounts payable and accrued liabilities	40,036	(72,712)
Medical claims payable	10,553	11,248
Other liabilities	590	(19)
Minority interest, net of dividends paid	112	487
Other	1,176	597

Total adjustments	93,395	(11,099)

Net cash from operating activities	95,432	30,263

Cash flows from investing activities:
Capital expenditures	(8,805)	(8,206)
Acquisitions and investments in businesses	(3,731)	—
Proceeds from sale of assets, net of transaction costs	2,588	—

Net cash from investing activities	(9,948)	(8,206)

Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	—	147,871
Proceeds from issuance of debt, net of issuance costs	24	92,580
Payments on long-term debt	—	(199,882)
Payments on capital lease obligations	(1,696)	(7,694)
Proceeds from stock issued under employee stock purchase plan	25	—

Net cash from financing activities	(1,647)	32,875

Net increase in cash and cash equivalents	83,837	54,932
Cash and cash equivalents at beginning of period	62,488	206,948

Cash and cash equivalents at end of period	$146,325	$261,880

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan" or the "Company"), include the accounts of the Company, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which the Company is the primary beneficiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month period and six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2004.

Recent Events

        On January 5, 2004 (the "Effective Date"), the Company's plan of reorganization (the "Plan") became effective and the Company emerged from bankruptcy. The principal terms of the Plan, including the treatment afforded under the Plan to the holders of the Company's pre-existing indebtedness and other liabilities and equity interests, are summarized in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC. In the discussion herein of periods prior to the Effective Date, references to such pre-existing indebtedness and other securities shall have the meaning set forth therein. The Company, as of December 31, 2003 and subsequently, is referred to herein as the "Reorganized Company" and, in connection with prior periods, is referred to herein as the "Predecessor Company".

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, Onex Corporation, a Canadian corporation, through an affiliate (together, "Onex"), invested approximately $101.9 million in the equity of Magellan in the form of Multi-Vote Common Stock (the "Onex Investment"), which entitles it to maintain a fifty percent voting interest in all matters that come before Magellan's stockholders, with certain exceptions. Pursuant to the Plan, the Company received additional equity infusions totaling $63.3 million from holders of the Company's Old Subordinated Notes (the "Holders") and other general unsecured creditors (the "Other GUCs"), which elected to purchase common stock in the form of Ordinary Common Stock of the Company in an equity offering. Onex's equity investment included initial capital contributions to the Company pursuant to the Plan of $86.7 million and additional capital contributions of $15.2 million under its commitment to fund the election by creditors to receive cash in lieu of common stock distributions in satisfaction of their claims (the "Cash-Out Election") by purchasing that amount of shares of Multi-Vote Common Stock equal to the amount of shares of

Ordinary Common Stock cashed out by the Holders and the Other GUCs pursuant to the Cash-Out Election. Capital contributions of $146.9 million, net of approximately $3.1 million of issuance costs and excluding funds received from the Cash-Out Election, are reflected as "Stock subscriptions receivable" in the accompanying condensed consolidated balance sheet as of December 31, 2003. Funds received by the Company pursuant to the Cash-Out Election of $15.2 million are included in "Other current assets" in the accompanying condensed consolidated balance sheet as of December 31, 2003. The cash related to these equity contributions was received and the shares of the corresponding classes of common stock were issued by the Company in the three months ended March 31, 2004. All previously existing equity interests in Magellan were cancelled as of the Effective Date.

        Also pursuant to the Plan, the Company entered into a new credit agreement with Deutsche Bank AG (the "Credit Agreement"), issued $233.4 million of Series A Senior Notes and $6.9 million of Series B Senior Notes (together, the "Senior Notes"), renewed its agreement with Aetna, Inc. ("Aetna") to manage the behavioral healthcare of members of Aetna's healthcare programs and issued to Aetna an interest bearing note in the amount of $48.9 million (the "Aetna Note"). The Company's secured bank loans under its old credit agreement, as existing before the Effective Date (the "Old Credit Agreement"), were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) was cancelled as of the Effective Date.

        The discussion above represents a summary of certain transactions which occurred as of and subsequent to the Effective Date pursuant to the Plan. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of the recapitalization of the Company and other transactions pursuant to the Plan.

Accounting Impact of Chapter 11 Filing

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company applied the fresh start reporting provisions as of December 31, 2003. Upon adoption of fresh start reporting, the Company created, in substance, per SOP 90-7, a new reporting entity. Accordingly, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and statement of cash flows for the six months ended June 30, 2004 are not comparable with the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003. Therefore, all statements of operations data for the three months and six months ended June 30, 2004 and statement of cash flows data for the six months ended June 30, 2004 have been disclosed herein as results of operations and cash flows of the Reorganized Company, and all statements of operations data for the three months and six months ended June 30, 2003 and statement of cash flows data for the six months ended June 30, 2003 have been disclosed herein as results of operations and cash flows of the Predecessor Company. Balance sheet data as of December 31, 2003 and June 30, 2004 presented herein represents balances of the Reorganized Company. All references to the Company with respect to disclosures of amounts recorded for the three months and six months ended June 30, 2003 in relation to income statement items and recorded for the six months ended June 30, 2003 in relation to cash flow items pertain to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded for the three months and six months ended June 30, 2004 or to be recorded subsequent to June 30, 2004 in relation to income statement items and recorded for the six months ended June 30, 2004 or recorded subsequent to June 30, 2004 in relation to cash flow items pertain to the Reorganized Company.

        The unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003 in this Form 10-Q were prepared in accordance with SOP 90-7, as the Predecessor Company was under bankruptcy protection during those periods. As such, the Predecessor Company's unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003 distinguished transactions and events that were directly associated with the reorganization from the Predecessor Company's ongoing operations. In accordance with SOP 90-7, the write-off of deferred financing fees associated with the Old Senior Notes and the Old Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process, were recorded as reorganization expenses, and are included in the unaudited condensed consolidated statement of operations caption "Reorganization expense, net" for the three months and six months ended June 30, 2003.

        The following table summarizes reorganization expense (benefit) for the three months and six months ended June 30, 2003 (in thousands):

	Predecessor Company
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Continuing operations:
Deferred financing costs	$—	$18,459
Professional fees and expenses	5,276	9,907
Net benefit from lease rejections	(372)	(268)
Interest income	(353)	(393)

	$4,551	$27,705

Discontinued operations, net:
Net benefit from lease rejections	$(132)	$(3,167)

        In accordance with SOP 90-7, the Predecessor Company's redeemable preferred stock was recorded at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, during the three months ended March 31, 2003, the Predecessor Company recorded a net $2.7 million adjustment, which was mainly composed of the write-off of unamortized issuance costs related to the redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2003.

NOTE B—Summary of Significant Accounting Policies

Review of Significant Accounting Policies

        The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test (see "Goodwill" below).

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Predecessor Company for the three months and six months ended June 30, 2003 approximated $331.1 million and $683.1 million, respectively. Managed care risk revenue earned by the Reorganized Company for the three months and six months ended June 30, 2004 approximated $396.7 million and $783.0 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified cost targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Predecessor Company recognized performance-based revenue of approximately $2.2 million and $4.3 million for the three months and six months ended June 30, 2003, respectively. The Reorganized Company recognized performance-based revenue of approximately $2.8 million and $3.7 million for the three months and six months ended June 30, 2004, respectively.

Significant Customers

        Net revenues from two customers each exceeded ten percent of consolidated net revenues in each of the three-month and six-month periods ended June 30, 2003 and 2004. In addition, the Company has a significant concentration of business from individual customers which are part of the Pennsylvania Medicaid program.

        Net revenue from Aetna earned by the Predecessor Company approximated $46.9 million and $96.7 million for the three months and six months ended June 30, 2003, respectively. Net revenue from Aetna earned by the Reorganized Company approximated $56.2 and $112.0 million for the three months and six months ended June 30, 2004, respectively. The current Aetna contract extends through December 31, 2005, and includes an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets").

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract with the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH") and through a contract held by Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a fifty percent interest. The direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $35.4 million and $85.2 million of the Predecessor Company's net revenues in the three months and six months ended June 30, 2003, respectively. Such revenue included approximately $5.3 million and $29.0 million for the three and six months ended June 30, 2003, respectively, associated with services performed by the Predecessor Company on behalf of Premier. The direct TennCare contract accounted for approximately $32.7 million and $64.7 million of the Reorganized Company's net revenues in the three months and six months ended June 30, 2004, respectively. The Company no longer performs certain services on behalf of Premier due to a program change. In the three months and six months ended June 30, 2004, the Reorganized Company recorded approximately $76.3 and $148.0 million, respectively, in net revenues related to Premier's contract with TennCare, which represents 100 percent of Premier's net revenue derived from such contract, due to the adoption of FIN 46 (see "Recent Accounting Pronouncements" below) pursuant to which the results of operations of Premier were consolidated with the Reorganized Company's results of operations. In the three months and six months ended June 30, 2003, the results of operations of Premier were accounted for by the Predecessor Company under the equity method of accounting.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program would be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The Company and the State are finalizing the terms of the new contract with respect to the East region, which is to have a term from July 1, 2004 through December 31, 2005, with extensions at the State's option through December 31, 2008. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The Company, Premier and the State are finalizing the terms of the amendments to the current contracts for such extension.

        A significant portion of revenue is derived from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues earned by the Predecessor Company from the Pennsylvania Counties in the aggregate totaled approximately $59.4 million and $115.7 million in the three months and six months ended June 30, 2003, respectively. Revenues earned by the Reorganized Company from the Pennsylvania Counties in the aggregate totaled approximately $47.3 million and $91.2 million in the three months and six months ended June 30, 2004, respectively. The contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county earned by the Predecessor Company totaled approximately $6.9 million and $13.5 million in the three months and six months ended June 30, 2003, respectively.

Property and Equipment

        Property and equipment acquired subsequent to December 31, 2003 is stated at cost. Property and equipment owned at December 31, 2003 was adjusted to their then fair value as part of the Company's application of fresh start reporting. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use". Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense recorded by the Predecessor Company for the three months and six months ended June 30, 2003 was $7.2 million and $16.0 million, respectively. Depreciation expense recorded by the Reorganized Company for the three months and six months ended June 30, 2004 was $7.0 million and $13.8 million, respectively.

Goodwill

        Goodwill was recorded by the Reorganized Company at December 31, 2003 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application of the fresh start reporting provisions of SOP 90-7. Goodwill is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill; instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis, or more frequently should there be indicators that the goodwill may be impaired. The

Reorganized Company has selected October 1 as the date of its annual impairment test, as opposed to September 1, which was the date used by the Predecessor Company.

Intangible Assets

        Intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals at December 31, 2003 as a result of the application of fresh start reporting. At June 30, 2004, the Company had identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $51.2 million, net of accumulated amortization of approximately $6.9 million. The remaining estimated useful lives of the customer agreements and lists and provider networks range from two to eighteen years. Amortization expense recorded by the Predecessor Company for the intangible assets of the Predecessor Company for the three months and six months ended June 30, 2003 was $3.8 million and $8.7 million, respectively. Amortization expense recorded by the Reorganized Company for the three months and six months ended June 30, 2004 was $3.5 million and $6.9 million, respectively.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Cost of Care and Medical Claims Payable

        Cost of care, recorded as a component of operating expenses, is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

        Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR"). The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of June 30, 2004, the Reorganized Company believes that its medical claims payable balance of $188.4 million is adequate in order to satisfy ultimate claim liabilities incurred through June 30, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. Deferred tax assets were fully reserved at December 31, 2003 and June 30, 2004.

        The Predecessor Company's effective income tax rate was 366.8 percent for the six months ended June 30, 2003 and was 24.1 percent for the Reorganized Company for the six months ended June 30, 2004. The Reorganized Company's effective rate for the six months ended June 30, 2004 varies from federal statutory rates primarily due to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income. The Predecessor Company's effective rate for the six months ended June 30, 2003 exceeds federal statutory rates primarily due to changes in estimates regarding the Predecessor Company's anticipated utilization of previously recognized net operating loss carryforwards ("NOLs") that existed prior to its emergence from a previous bankruptcy in 1992. Such changes in estimates occurred in the three months ended June 30, 2003, due to the Predecessor Company's finalization and amendment of certain prior year income tax returns. Because the utilization of such pre-bankruptcy NOLs is subject to continued review and adjustment by the Internal Revenue Service, utilization of these NOLs is fully reserved. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Reorganized Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company's provision for income taxes in the statements of operations.

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which established financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to continue accounting for stock-based compensation under the provisions of APB 25 are required to make pro forma disclosures of net income and income per share as if the provisions of SFAS 123 had been applied. The Company has adopted SFAS 123 on a pro forma disclosure basis.

        The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". At June 30, 2004, the Company had stock-based employee incentive plans, which are described more fully in Note 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Under APB 25, the Reorganized Company recorded stock compensation expense of $2.5 million and $13.3 million, before taxes, in the three months and six months ended June 30, 2004, respectively. These charges represent compensation expense related to the following:

  •
  approximately 4.3 million stock options granted during the six months ended June 30, 2004 to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives") and other management pursuant to the Company's Management Incentive Plan (the "MIP"); and

  •
  167,926 shares of common stock granted to the Senior Executives and 83,963 fully vested shares of common stock purchased by the Company's Chief Executive Officer on the Effective Date, and cash payments made by the Company to the Senior Executives to approximate the tax liability associated with the stock grants, the stock purchase and the cash payments, pursuant to their employment agreements.

        The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Net income, as reported	$14,439	$28,424	$2,037	$41,362
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,525(1)	—	3,094(1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(265)	(1,945)	(530)	(3,965)

Pro forma net income	$14,174	$28,004	$1,507	$40,491

Income (loss) per common share:
Basic — as reported	$0.41	$0.80	$(0.05)	$1.17

Basic — pro forma	$0.40	$0.79	$(0.06)	$1.15

Diluted — as reported	$0.35	$0.78	$(0.05)	$1.15

Diluted — pro forma	$0.34	$0.77	$(0.06)	$1.12

(1)
Represents stock-based compensation expense related to approximately 4.3 million stock options granted to the Senior Executives and other management pursuant to the MIP, net of related income taxes.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Reorganized Company adopted the provisions of FIN 46 effective December 31, 2003. Adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a fifty percent voting interest. Consistent with the provisions of FIN 46, the Reorganized Company has consolidated the balance sheets of Premier into the Reorganized Company's balance sheets as of December 31, 2003 and June 30, 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statement of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. In the three months and six months ended June 30, 2004, the Reorganized Company consolidated the results of operations of Premier in its consolidated statements of operations. The effect of this consolidation was to increase net revenue by approximately $76.3 million and $148.0 million in the three months and six months ended June 30, 2004, respectively.

Reclassifications

        Certain amounts previously reported for the three months and six months ended June 30, 2003 have been reclassified to conform to the presentation of amounts reported for the three months and six months ended June 30, 2004.

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the six months ended June 30, 2003 and 2004 (in thousands):

	Predecessor Company	Reorganized Company
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Income taxes paid (refunds received)	$(579)	$3,111

Interest paid	$8,139	$13,437

Assets acquired through capital leases	$—	$523

NOTE D—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at December 31, 2003 and June 30, 2004 is as follows (in thousands):

	December 31, 2003	June 30, 2004
Old Credit Agreement:
Old Revolving Facility (6.50% at December 31, 2003)	$45,076	$—
Old Term Loan Facility (7.25% to 7.50% at December 31, 2003)	115,762	—
Credit Agreement:
Revolving Facility (4.75% at June 30, 2004) due through 2008	—	—
Term Loan Facility (4.75% at June 30, 2004) due through 2008	—	92,500
9.375% Series A Senior Notes due 2008	250,000	233,455
9.375% Series B Senior Notes due 2008	6,890	6,890
Note payable to Aetna (7.25% at June 30, 2004)	63,915	48,915
4.5625% to 4.875% capital lease obligations due through 2008	12,056	5,447

	493,699	387,207
Less debt paid upon consummation of the Plan	(92,382)	—
Less current maturities of long-term debt and capital lease obligations	(24,785)	(22,058)

	$376,532	$365,149

Credit Agreement

        On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the Credit Agreement and the additional capital provided by the Onex Investment, as contemplated by the Plan. Amounts repaid on the Effective Date under the Old Credit Agreement in excess of amounts advanced under the Credit Agreement were classified as "Debt paid upon consummation of the Plan" in the accompanying condensed consolidated balance sheet as of December 31, 2003.

        The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $80.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of June 30, 2004, the Company had outstanding approximately $92.5 million under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of approximately $7.4 million related to the Credit Agreement. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of June 30, 2004, the Company had issued letters of credit in the amount of $48.5 million, resulting in unutilized commitments under the Credit-Linked Facility of $31.5 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Capital Leases

        On April 2, 2004, the Company repaid a $6.4 million obligation, plus accrued interest, to the City of Albuquerque, New Mexico with cash on hand. The $6.4 million of principal represented an obligation of the Company's discontinued segments, and the amount is included in current maturities of long-term debt and capital lease obligations in the table above as of December 31, 2003.

NOTE E—Income (Loss) per Common Share

        The following tables reconcile income (loss) (numerator) and shares (denominator) used in the computations of income (loss) from continuing operations per common share (in thousands, except per share data):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Numerator:
Income (loss) from continuing operations	$13,389	$28,455	$(2,664)	$41,363
Less preferred dividends	—	—	(883)	—
Less amortization of redeemable preferred stock issuance costs and other	—	—	(172)	—
Less preferred stock reorganization items, net	—	—	(2,668)	—

Income (loss) from continuing operations available to common stockholders — basic	$13,389	$28,455	$(6,387)	$41,363
Add: presumed conversion of redeemable preferred stock	—	—	—	—

Income (loss) from continuing operations available to common stockholders — diluted	$13,389	$28,455	$(6,387)	$41,363

Denominator:
Weighted average number of common shares outstanding — basic	35,319	35,371	35,290	35,363
Common stock equivalents — stock options	—	754	—	531
Common stock equivalents — warrants	—	178	—	160
Common stock equivalents — redeemable preferred stock	6,300	—	—	—

Weighted average number of common shares outstanding — diluted	41,619	36,303	35,290	36,054

Income (loss) from continuing operations available to common stockholders per common share — basic	$0.38	$0.80	$(0.18)	$1.17

Income (loss) from continuing operations available to common stockholders per common share — diluted	$0.32	$0.78	$(0.18)	$1.15

        Weighted average number of common shares outstanding for the three months and six months ended June 30, 2003 was calculated using the then outstanding shares of the Predecessor Company's pre-petition common stock. Weighted average number of common shares for the three months and six months ended June 30, 2004 was calculated using outstanding shares of the Reorganized Company's Ordinary Common stock and Multi-Vote Common stock. Conversion of the Predecessor Company's redeemable preferred stock was presumed for the three months ended June 30, 2003. Conversion of the Predecessor Company's redeemable preferred stock was not presumed for the six months ended

June 30, 2003 due to its anti-dilutive effect. No common stock equivalents were included in the computation of weighted average common shares outstanding for the six months ended June 30, 2003 due to the fact that there was a loss from continuing operations. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2004 represent stock options to purchase shares of the Reorganized Company's Ordinary Common Stock, which were granted during the six months ended June 30, 2004 pursuant to the MIP, and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

NOTE F—Discontinued Operations

Accounting for Discontinued Operations

        The Company has accounted for the disposal of its discontinued segments under APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activities related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three-month and six-month periods ended June 30, 2003 and 2004. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments, net of taxes, are as follows (in thousands):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Discontinued Operations
Net revenue (1)	$53	$(20)	$73	$118

Salaries, cost of care and other operating expenses	907	(74)	1,122	26
Other expenses (income) (2)(3)	(1,772)	85	(2,583)	93
Reorganization benefit, net (4)	(132)	—	(3,167)	—

Net income (loss)	$1,050	$(31)	$4,701	$(1)

(1)
Amounts represent settlements of certain outstanding Medicare and Medicaid cost reports.

(2)
Interest expense has not been allocated to discontinued operations.

(3)
Includes (income) loss from disposal of discontinued operations and/or provision (benefit) for income taxes.

(4)
As part of its financial restructuring plan and chapter 11 proceedings, the Predecessor Company rejected certain leases for closed offices. The estimated cost to the Predecessor Company as a result of rejecting such leases was less than the liability recorded. In accordance with SOP 90-7, such difference was recorded as reorganization benefit, net.

        The remaining assets and liabilities of the discontinued segments at June 30, 2004 include, among other things, (i) cash and cash equivalents of $0.8 million; (ii) restricted cash of $0.8 million; (iii) investment in provider joint ventures of $1.9 million; (iv) hospital-based real estate of $2.3 million and (iv) accounts payable and accrued liabilities of $1.1 million. The Company entered into an agreement effective May 25, 2004 to sell property comprising the hospital-based real estate. The sale is expected to close at the end of July 2004. The property was written-down to the amount expected to be realized from the sale, and such impairment is reflected as loss on disposal of discontinued operations, net of tax, in the accompanying unaudited condensed consolidated financial statements included elsewhere herein for the three months and six months ended June 30, 2004.

NOTE G—Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company's healthcare provider segment prior to the sale of its domestic acute-care psychiatric hospitals and residential treatment facilities to Crescent Real Estate Equities in fiscal 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the "Loss Portfolio Transfer") to a third- party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and management believes these amounts are sufficient; however, there can be no assurance in that regard.

        The Company recently renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2004 to June 16, 2005. The policies are written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.25 million per claim un-aggregated self-insured retention for general and professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, including portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

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

        In addition, regulators of certain of the Company's subsidiaries may exercise certain discretionary rights under regulations including increasing their supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries.

Legal

        The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Predecessor Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the

"Pre-petition Litigation") was enjoined as a consequence of the confirmation of the Plan in the Predecessor Company's chapter 11 proceedings. The Company believes that, except as otherwise provided by the Plan, the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the bankruptcy court, would be resolved as other general unsecured claims under the Plan.

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

NOTE H—Special Charges

  Performance Improvement Plan

        In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended December 31, 2003, PIP resulted in the recognition of special charges of (a) $7.5 million to terminate employees that represented both operational and corporate personnel, and (b) $2.4 million to downsize and close excess facilities, and other associated activities.

        In the six months ended June 30, 2004, PIP resulted in the recognition of special charges of (a) $2.5 million to terminate employees that represent both operational and corporate personnel, and (b) $0.2 million to terminate leases and provide for other exit costs. The employee termination costs of $2.5 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations communicated to employees by June 30, 2004 are expected to be completed by November 2004 and termination costs associated with such employees are expected to be paid in full by June 2005. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. Outstanding liabilities of approximately $3.9 million related to PIP are included in the accompanying June 30, 2004 condensed consolidated balance sheet in "Accrued liabilities".

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the six months ended June 30, 2004 includes a credit of $0.1 million which represents a reduction of previously expensed consulting costs.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2003	Additions	Payments	Adjustments (1)	Balance June 30, 2004
Employee severance and termination benefits	$4,702	$2,470	$(3,367)	$48	$3,853
Lease termination and other costs	146	173	(293)	—	26

	$4,848	$2,643	$(3,660)	$48	$3,879

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

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract and through Premier, a joint venture in which the Company owns a fifty percent interest.

        Corporate and Other.    This segment of the Company is composed primarily of operational support functions such as claims administration, network services, sales and marketing and information technology as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        The accounting policies of these segments are the same as those described in Note B—"Summary of Significant Accounting Policies". The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest expense, interest income, reorganization expenses, stock compensation expense, special charges, income taxes and minority interest ("Segment Profit"). Management uses segment information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2003
Net revenue	$222,415	$39,913	$127,942	$—	$390,270
Cost of care	135,050	11,492	104,067	—	250,609
Direct service costs	32,352	17,297	10,327	—	59,976
Other operating expenses	—	—	—	40,991	40,991
Equity in (earnings) loss of unconsolidated subsidiaries	(1,603)	—	419	—	(1,184)

Segment profit (loss)	$56,616	$11,124	$13,129	$(40,991)	$39,878

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2004
Net revenue	$227,186	$33,994	$190,924	$—	$452,104
Cost of care	120,563	9,820	170,840	—	301,223
Direct service costs	31,031	13,565	7,188	—	51,784
Other operating expenses	—	—	—	40,872	40,872
Equity in earnings of unconsolidated subsidiaries	(1,854)	—	—	—	(1,854)

Segment profit (loss)	$77,446	$10,609	$12,896	$(40,872)	$60,079

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Six Months Ended June 30, 2003
Net revenue	$449,047	$82,492	$267,705	$—	$799,244
Cost of care	265,310	24,704	220,643	—	510,657
Direct service costs	67,379	35,564	21,124	—	124,067
Other operating expenses	—	—	—	85,691	85,691
Equity in (earnings) loss of unconsolidated subsidiaries	(2,954)	—	1,155	—	(1,799)

Segment profit (loss)	$119,312	$22,224	$24,783	$(85,691)	$80,628

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Six Months Ended June 30, 2004
Net revenue	$450,325	$69,263	$372,692	$—	$892,280
Cost of care	243,573	20,047	331,807	—	595,427
Direct service costs	63,311	28,441	14,447	—	106,199
Other operating expenses	—	—	—	86,181	86,181
Equity in earnings of unconsolidated subsidiaries	(3,698)	—	—	—	(3,698)

Segment profit (loss)	$147,139	$20,775	$26,438	$(86,181)	$108,171

        The segment financial information disclosed for the three and six months ended June 30, 2003 in the tables above is different than that which was previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, due to certain reclassifications between segments. Refer to the Company's Current Report on Form 8-K dated April 9, 2004 for further discussion.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Segment profit	$39,878	$60,079	$80,628	$108,171
Depreciation and amortization	(11,020)	(10,517)	(24,672)	(20,766)
Interest expense	(4,938)	(9,056)	(26,726)	(18,390)
Interest income	676	1,052	1,503	1,833
Reorganization expense, net	(4,551)	—	(27,705)	—
Stock compensation expense	—	(2,541)	—	(13,318)
Special charges	(387)	(626)	(2,092)	(2,534)

Income from continuing operations before income taxes and minority interest	$19,658	$38,391	$936	$54,996

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan" or the "Company"), and its majority owned subsidiaries and all variable interest entities ("VIEs") for which the Company is the primary beneficiary should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2004.

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

  •
  election of certain of the Company's health plan customers to manage the behavioral healthcare services of its members directly;

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

Overview

        The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs ("EAPs") and (iv) products which combine features of some or all of the Company's risk-based, ASO or EAP products. At June 30, 2004, the Company managed the behavioral healthcare benefits of approximately 58.8 million individuals.

        On January 5, 2004 (the "Effective Date"), the Company's plan of reorganization (the "Plan") became effective and the Company emerged from bankruptcy. The principal terms of the Plan, including the treatment afforded under the Plan to the holders of the Company's pre-existing indebtedness and other liabilities and equity interests, are summarized in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC. In the discussion herein of periods prior to the Effective Date, references to such pre-existing indebtedness and other securities shall have the meaning set forth therein. The Company, as of December 31, 2003 and subsequently, is referred to herein as the "Reorganized Company" and, in connection with prior periods, is referred to herein as the "Predecessor Company". See "New Capitalization" below for a discussion of post-emergence external funding received by the Company.

        As further discussed in "Accounting Impact of Chapter 11 Filing," below, the results of operations for the three months and six months ended July 30, 2004 and the cash flows for the six months ended July 30, 2004 are not comparable with the results of operations and cash flows for the similar prior year periods.

        The Company operates in four reportable business segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions ("Health Plan Solutions"); (ii) Magellan Employer Solutions ("Employer Solutions"); (iii) Magellan Public Sector Solutions ("Public Sector Solutions") and (iv) Corporate and Other. See "Business Segments" below for a discussion of each segment. Health Plan Solutions, Employer Solutions and Public Sector Solutions contributed 50.3 percent, 7.5 percent and 42.2 percent, respectively, of the Reorganized Company's net revenue for the quarter ended June 30, 2004, and 50.5 percent, 7.7 percent and 41.8 percent of the Company's net revenue for the six months ended June 30, 2004. Health Plans Solutions, Employer Solutions and Public Sector Solutions contributed 76.7 percent, 10.5 percent and 12.8 percent, respectively, of the Reorganized Company's segment profit (as defined below, excluding Corporate and Other) for the quarter ended June 30, 2004, and 75.7 percent, 10.7 percent and 13.6 percent of the Company's segment profit for the six months ended June 30, 2004.

        The Reorganized Company reported income from continuing operations of $28.5 million and $41.4 million, or $0.78 per share and $1.15 per share on a diluted basis, respectively, for the three months and six months ended June 30, 2004. The Predecessor Company reported income (loss) from continuing operations of $13.4 million and $(2.7) million, or $0.32 per share and $(0.18) per share on a diluted basis, respectively, for the three months and six months ended June 30, 2003. The Reorganized Company reported net income of $28.4 million and $41.4 million, or $0.78 per share and $1.15 per share on a diluted basis, respectively, for the three months and six months ended June 30, 2004. The Predecessor Company reported net income of $14.4 million and $2.0 million, or $0.35 per share and $(0.05) per share on a diluted basis, respectively, for the three months and six months ended June 30, 2003. See "Results of Operations" below for discussion of the components of income (loss) from continuing operations and net income and explanations for significant variances in amounts reported for the periods presented.

        The Reorganized Company reported cash from operating, investing and financing activities of $30.3 million, $(8.2) million and $32.9 million, respectively, for the six months ended June 30, 2004. The Predecessor Company reported cash from operating, investing and financing activities of $95.4 million, $(9.9) million and $(1.6) million for the six months ended June 30, 2003. Cash flows for the current year and prior year periods were significantly affected by activities related to the bankruptcy filing in March 2003 and the subsequent emergence from bankruptcy in January 2004 with financing secured by the Company in the form of an investment by Onex Corporation, a Canadian company, through an affiliate (together, "Onex"). See "Historical—Liquidity and Capital Resources" below for further discussion of cash flows.

        The securing of external capital and restructuring of long-term debt enabled the Company to emerge from bankruptcy, and this new capital along with profitable operations has enabled the Company to focus on executing its strategic plan, which includes improving operating efficiencies and margins and leveraging the Company's market position to grow revenue and increase earnings of its managed behavioral healthcare business, and designing new products to facilitate growth of the Company. The Company believes that it has the management expertise and operating and systems infrastructure in place to achieve these objectives; however, no assurance can be given in that regard.

New Capitalization

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, Onex invested approximately $101.9 million in the equity of Magellan in the form of Multi-Vote Common Stock (the "Onex Investment"), which entitles it to maintain a fifty percent voting interest in all matters that come before Magellan's stockholders, with certain exceptions. Pursuant to the Plan, the Company received additional equity infusions totaling $63.3 million from holders of the Company's Old Subordinated Notes (the "Holders") and other general unsecured creditors (the "Other GUCs"), which elected to purchase common stock in the form of Ordinary Common Stock of the Company in an equity offering. Onex's equity investment included initial capital contributions to the Company pursuant to the Plan of $86.7 million and additional capital contributions of $15.2 million under its commitment to fund the election by creditors to receive cash in lieu of common stock distributions in satisfaction of their claims (the "Cash-Out Election") by purchasing that amount of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock cashed out by the Holders and the Other GUCs pursuant to the Cash-Out Election. Capital contributions of $146.9 million, net of approximately $3.1 million of issuance costs and excluding funds received from the Cash-Out Election, are reflected as "Stock subscriptions receivable" in the accompanying condensed consolidated balance sheet as of December 31, 2003. Funds received by the Company pursuant to the Cash-Out Election of $15.2 million are included in "Other current assets" in the accompanying condensed consolidated balance sheet as of December 31, 2003. The cash related to these equity contributions was received and the shares of the corresponding classes of common stock were issued by the Company in the three months ended March 31, 2004. All previously existing equity interests in Magellan were cancelled as of the Effective Date.

        Also pursuant to the Plan, the Company entered into a new credit agreement with Deutsche Bank AG (the "Credit Agreement"), issued $233.4 million of Series A Senior Notes and $6.9 million of Series B Senior Notes (together, the "Senior Notes"), renewed its agreement with Aetna, Inc. ("Aetna") to manage the behavioral healthcare of members of Aetna's healthcare programs and issued to Aetna an interest bearing note in the amount of $48.9 million (the "Aetna Note"). The Company's secured bank loans under its old credit agreement, as existing before the Effective Date (the "Old Credit Agreement"), were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) were cancelled as of the Effective Date.

        The discussion in this section represents a summary of certain transactions which occurred as of and subsequent to the Effective Date pursuant to the Plan. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of the recapitalization of the Company and other transactions pursuant to the Plan.

Business Segments

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees of the customer of the health plan and their dependents), for which the behavioral healthcare services have been carved out to the Company. The Company's Health Plan Solutions segment managed the behavioral health benefits of approximately 42.2 million covered lives as of June 30, 2004.

        Employer Solutions.    The Company's Employer Solutions segment (formerly "Workplace") generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products. The Company's Employer Solutions segment provided these services for approximately 13.9 million covered lives as of June 30, 2004.

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions and Employer Solutions segments due to the nature of populations, benefits provided and other matters. The Company's Public Sector Solutions segment managed the behavioral health benefits of approximately 2.7 million covered lives as of June 30, 2004.

        Corporate and Other.    This segment of the Company is composed primarily of operational support functions such as claims administration, network services, sales and marketing and information technology, as well as corporate support functions such as executive, finance and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

Significant Customers

        The Company's Health Plan Solutions segment provides managed behavioral healthcare services to certain of the membership of Aetna. During the three months and six months ended June 30, 2003, the Predecessor Company derived approximately $46.9 million and $96.7 million, respectively, of consolidated net revenue from its contract with Aetna. During the three months and six months ended June 30, 2004, the Reorganized Company derived approximately $56.2 and $112.0 million, respectively, of consolidated net revenue from its contract with Aetna. The current Aetna contract extends through December 31, 2005, and includes an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). If the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note of $48.9 million would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006.

If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note.

        The Company's Public Sector Solutions segment provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through a direct contract held by the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and through a contract held by Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a fifty percent interest. The direct TennCare contract (exclusive of Premier's contract with TennCare) accounted for approximately $35.4 million and $85.2 million of the Predecessor Company's net revenues in the three and six months ended June 30, 2003, respectively. Such revenue included approximately $5.3 million and $29.0 million for the three and six months ended June 30, 2003, respectively, associated with services performed by the Predecessor Company on behalf of Premier. The direct TennCare contract accounted for approximately $32.7 million and $64.7 million of the Reorganized Company's net revenues in the three months and six months ended June 30, 2004, respectively. The decline in revenue for the three months and six months ended June 30, 2004 compared to the revenue for the three months and six months ended June 30, 2003 associated with the direct TennCare contract was primarily the result of the reduction in revenue associated with certain services which are no longer performed on behalf of Premier due to a program change, which reduction was partially offset by increases in rates.

        In the three months and six months ended June 30, 2004, the Reorganized Company recorded approximately $76.3 and $148.0 million, respectively, in net revenues related to Premier's contract with TennCare, which represents 100 percent of Premier's net revenue derived from such contract, due to the adoption of FIN 46 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements" below for a discussion of FIN 46) pursuant to which the results of operations of Premier were consolidated with the Reorganized Company's results of operations. In the three months and six months ended June 30, 2003, the results of operations of Premier were accounted for by the Predecessor Company under the equity method of accounting.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program would be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract. The Company and the State are finalizing the terms of the new contract with respect to the East region, which is to have a term from July 1, 2004 through December 31, 2005, with extensions at the State's option through December 31, 2008. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. The Company, Premier and the State are finalizing the terms of the amendments to the current contracts for such extension.

        The Company's Public Sector Solutions segment derives a significant portion of revenue from contracts with various counties in the state of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues earned by the Predecessor Company from the Pennsylvania Counties in the aggregate totaled approximately $59.4 million and $115.7 million in the three months and six months ended June 30, 2003, respectively. Revenues earned by the Reorganized Company from the Pennsylvania Counties in the aggregate totaled approximately $47.3 and $91.2 million in the three months and six months ended June 30, 2004, respectively. The contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county earned by the Predecessor Company totaled approximately $6.9 million and $13.5 million in the three months and six months ended June 30, 2003, respectively. Changes in fiscal 2003 in several of the individual contracts for certain of the Pennsylvania Counties have resulted in lower revenue, cost of care and direct service costs, with no impact to the net profitability of the contracts.

Off-Balance Sheet Arrangements

        The Company does not currently maintain any off-balance sheet arrangements of a nature required to be disclosed.

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

        Fresh Start Reporting.    In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Upon adoption of fresh start reporting as of December 31, 2003, the Company created, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test (see "Goodwill" below).

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Predecessor Company for the three months and six months ended June 30, 2003 approximated $331.1 million and $683.1 million, respectively. Managed care risk revenue earned by the Reorganized Company for the three months and six months ended June 30, 2004 approximated $396.7 million and $783.0 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified cost targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Predecessor Company recognized performance-based revenue of approximately $2.2 million and $4.3 million for the three months and six months ended June 30, 2003, respectively. The Reorganized Company recognized performance-based revenue of approximately $2.8 million and $3.7 million for the three months and six months ended June 30, 2004, respectively.

        Cost of Care and Medical Claims Payable.    Cost of care, recorded as a component of operating expenses, is recognized in the period in which members receive behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable in the Company's condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004 represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR"). The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of June 30, 2004, the Reorganized Company believes that its medical claims payable balance of $188.4 million is adequate in order to satisfy ultimate claim liabilities incurred through June 30, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term.

        Stock-Based Compensation.    The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, stock compensation expense is recognized to the extent that the fair market value of the common stock on the date of the grant of shares and/or options exceeds the exercise price of the shares and/or options. The expense is recognized on the date of the grant of shares or evenly over the vesting period of the underlying options in the case of stock options. In accordance with SFAS 123, the Company discloses the pro forma effect on net income (loss) and income (loss) per common share in the notes to the consolidated financial statements assuming the shares and/or options were valued at fair value.

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

        Goodwill.    Goodwill was recorded by the Reorganized Company at December 31, 2003 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application of the fresh start reporting provisions of SOP 90-7. Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company no longer amortizes goodwill; instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis, or more frequently should there be indicators that the goodwill may be impaired. The Reorganized Company has selected October 1 as the date of its annual impairment test, as opposed to September 1, which was the date used by the Predecessor Company.

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

        After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, as of June 30, 2004, the Company has estimated tax net operating loss carryforwards ("NOLs") of approximately $504.0 million available to reduce future federal taxable income. The future utilization of these NOLs could be limited under certain circumstances. These estimated NOLs expire in 2006 through 2019.

        Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities created uncertainty as to the Company's ability to realize its NOLs and other deferred tax assets. In addition, the Company's utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of, or ultimate realization of, NOLs. Accordingly, as of December 31, 2003 and June 30, 2004, the Company has a total valuation allowance covering all of the Company's net deferred tax assets. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Reorganized Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company's provision for income taxes in the statements of operations.

        The Predecessor Company recognized current tax expense attributable to estimated, current taxable income for the six months ended June 30, 2003. This expense was recorded due to the anticipated utilization of previously recognized NOLs that were generated prior to a previous bankruptcy filing in 1992 and were generated prior to the occurrence of certain other events that may cause limitation on its NOLs. This expense also includes changes in estimates regarding the Company's utilization of the above-referenced NOLs due to amendments of prior year tax returns. The Reorganized Company recognized current tax expense attributable to estimated, current taxable income for the six months ended June 30, 2004. This expense was recorded due to the estimated utilization of NOLs that were generated by the Predecessor Company and were generated prior to the occurrence of certain events that may cause limitation on its NOLs.

Accounting Impact of Chapter 11 Filing

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of SOP 90-7 with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company applied the fresh start reporting provisions as of December 31, 2003. Upon adoption of fresh start reporting, the Company created, in substance, per SOP 90-7, a new reporting entity. Accordingly, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and statement of cash flows for the six months ended June 30, 2004 are not comparable with the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003. Therefore, all statements of operations data for the three months and six months ended June 30, 2004 and statement of cash flows data for the six months ended June 30, 2004 have been disclosed herein as results of operations and cash flows of the Reorganized Company, and all statements of operations data for the three months and six months ended June 30, 2003 and statement of cash flows data for the six months ended June 30, 2003 have been disclosed herein as results of operations and cash flows of the Predecessor Company. Balance sheet data as of December 31, 2003 and June 30, 2004 presented herein represents balances of the Reorganized Company. All references to the Company with respect to disclosures of amounts recorded for the three months and six months ended June 30, 2003 in relation to income statement items and recorded for the six months ended June 30, 2003 in relation to cash flow items pertain to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded for the three months and six months ended June 30, 2004 or to be recorded subsequent to June 30, 2004 in relation to income statement items and recorded for the six months ended June 30, 2004 or recorded subsequent to June 30, 2004 in relation to cash flow items pertain to the Reorganized Company.

        The unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003 in this Form 10-Q were prepared in accordance with SOP 90-7, as the Predecessor Company was under bankruptcy protection during those periods. As such, the Predecessor Company's unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and statement of cash flows for the six months ended June 30, 2003 distinguished transactions and events that were directly associated with the reorganization from the Predecessor Company's ongoing operations. In accordance with SOP 90-7, the write-off of deferred financing fees associated with the 9.375% senior notes due 2007 (the "Old Senior Notes") and the 9% senior subordinated notes due 2008 (the "Old Subordinated Notes"), as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process, were recorded as reorganization expenses, and are included in the unaudited condensed consolidated statement of operations caption "Reorganization expense, net" for the three months and six months ended June 30, 2003.

        In accordance with SOP 90-7, the Predecessor Company's redeemable preferred stock was recorded at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, during the three months ended March 31, 2003, the Predecessor Company recorded a net $2.7 million adjustment, which was mainly composed of the write-off of unamortized issuance costs related to the redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2003 set forth elsewhere herein.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest expense, interest income, reorganization expenses, stock compensation expense, special charges, income taxes and minority interest ("Segment Profit"). Management uses segment information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. See Note I—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2003
Net revenue	$222,415	$39,913	$127,942	$—	$390,270
Cost of care	135,050	11,492	104,067	—	250,609
Direct service costs	32,352	17,297	10,327	—	59,976
Other operating expenses	—	—	—	40,991	40,991
Equity in (earnings) loss of unconsolidated subsidiaries	(1,603)	—	419	—	(1,184)

Segment profit (loss)	$56,616	$11,124	$13,129	$(40,991)	$39,878

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2004
Net revenue	$227,186	$33,994	$190,924	$—	$452,104
Cost of care	120,563	9,820	170,840	—	301,223
Direct service costs	31,031	13,565	7,188	—	51,784
Other operating expenses	—	—	—	40,872	40,872
Equity in earnings of unconsolidated subsidiaries	(1,854)	—	—	—	(1,854)

Segment profit (loss)	$77,446	$10,609	$12,896	$(40,872)	$60,079

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Six Months Ended June 30, 2003
Net revenue	$449,047	$82,492	$267,705	$—	$799,244
Cost of care	265,310	24,704	220,643	—	510,657
Direct service costs	67,379	35,564	21,124	—	124,067
Other operating expenses	—	—	—	85,691	85,691
Equity in (earnings) loss of unconsolidated subsidiaries	(2,954)	—	1,155	—	(1,799)

Segment profit (loss)	$119,312	$22,224	$24,783	$(85,691)	$80,628

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Six Months Ended June 30, 2004
Net revenue	$450,325	$69,263	$372,692	$—	$892,280
Cost of care	243,573	20,047	331,807	—	595,427
Direct service costs	63,311	28,441	14,447	—	106,199
Other operating expenses	—	—	—	86,181	86,181
Equity in earnings of unconsolidated subsidiaries	(3,698)	—	—	—	(3,698)

Segment profit (loss)	$147,139	$20,775	$26,438	$(86,181)	$108,171

        The segment financial information disclosed for the three and six months ended June 30, 2003 in the tables above is different than that which was previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, due to certain reclassifications between segments. Refer to the Company's Current Report on Form 8-K dated April 9, 2004 for further discussion.

        The following table reconciles Segment Profit as calculated above to consolidated net income for the periods indicated (in thousands):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Segment profit	$39,878	$60,079	$80,628	$108,171
Depreciation and amortization	(11,020)	(10,517)	(24,672)	(20,766)
Interest expense	(4,938)	(9,056)	(26,726)	(18,390)
Interest income	676	1,052	1,503	1,833
Reorganization expense, net	(4,551)	—	(27,705)	—
Stock compensation expense	—	(2,541)	—	(13,318)
Special charges	(387)	(626)	(2,092)	(2,534)

Income from continuing operations before income taxes and minority interest	19,658	38,391	936	54,996
Provision for income taxes	6,162	9,696	3,433	13,264

Income (loss) from continuing operations before minority interest	13,496	28,695	(2,497)	41,732
Minority interest, net	107	240	167	369

Income (loss) from continuing operations	13,389	28,455	(2,664)	41,363

Discontinued operations:
Income (loss) from discontinued operations (1)	(854)	40	(616)	70
Income (loss) on disposal of discontinued operations (1)	1,772	(71)	2,150	(71)
Reorganization benefit, net	132	—	3,167	—

	1,050	(31)	4,701	(1)

Net income	$14,439	$28,424	$2,037	$41,362

(1)
Net of related income taxes

Reorganized Company quarter ended June 30, 2004 ("Current Year Quarter"), compared to the Predecessor Company quarter ended June 30, 2003 ("Prior Year Quarter")

Health Plan Solutions

Net Revenue

        Net revenue related to the Health Plan Solutions segment increased by 2.1 percent or $4.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $10.9 million, favorable rate changes of $8.4 million, increased performance-based revenue of $0.7 million, and other net changes totaling $2.1 million, which increases were partially offset by decreases due to terminated contracts of $17.3 million.

Cost of Care

        Cost of care decreased by 10.7 percent or $14.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $6.2 million, favorable medical claims development related to prior periods recorded in the Current Year Quarter of $7.2 million, favorable medical claims development affecting the Prior Year Quarter recorded subsequent to the Prior Year Quarter of $5.6 million and estimated lower costs due to care trends and other net changes of $0.9 million, which decreases were partially offset by net increased membership from existing and new customers of $5.4 million. Cost of care decreased as a percentage of risk revenue from 79.2 percent in the Prior Year Quarter to 66.8 percent in the Current Year Quarter, mainly due to increased revenue from favorable rate changes and the impact of favorable medical claims development affecting the Current Year Quarter and the Prior Year Quarter.

Direct Service Costs

        Direct service costs decreased by 4.1 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 14.5 percent for the Predecessor Company in the Prior Year Quarter to 13.7 percent for the Reorganized Company in the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Quarter.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) of unconsolidated subsidiaries increased 15.7 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. The increase relates to an increase in equity in earnings related to the Company's investment in Royal Health Care, LLC ("Royal"), mainly due to increased Royal membership.

Employer Solutions

Net Revenue

        Net revenue related to the Employer Solutions segment decreased by 14.8 percent or $5.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $5.4 million, and net decreased membership from existing customers of $0.9 million, which decreases were partially offset by membership from new customers and other net changes of $0.4 million.

Cost of Care

        Cost of care decreased by 14.5 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $0.9 million and estimated lower costs due to care trends and other net changes of $0.8 million. The lower costs due to care trends for the Employer Solutions segment are partially due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Cost of care increased as a percentage of risk revenue from 30.4 percent in the Prior Year Quarter to 32.4 percent in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 21.6 percent or $3.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 43.3 percent for the Predecessor Company in the Prior Year Quarter to 39.9 percent for the Reorganized Company in the Current Year Quarter, mainly due to changes in business mix.

Public Sector Solutions

Net Revenue

        Net revenue related to the Public Sector Solutions segment increased by 49.2 percent or $63.0 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $65.2 million for the Current Year Quarter. Effective December 31, 2003, the Reorganized Company adopted FIN 46, as required, pursuant to which the Reorganized Company has begun consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in the Current Year Quarter, net revenue decreased by $2.2 million. This decrease is primarily due to terminated contracts of $7.1 million, and a contract change with respect to the Pennsylvania Counties of $10.1 million, which decreases were partially offset by net increased membership from existing customers of $3.9 million, increased revenue of $6.0 million associated with cost of care sharing provisions under the TennCare contracts, net rate increases of $3.6 million and other net changes of $1.5 million.

Cost of Care

        Cost of care increased by 64.2 percent or $66.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is mainly due to the inclusion of approximately $65.2 million of care expense of Premier, due to the consolidation of the results of operations of Premier in 2004, as noted above. Excluding the impact of consolidating Premier in the Current Year Quarter, cost of care increased by $1.6 million. This increase is primarily due to net increased membership from existing customers of $2.9 million, unfavorable medical claims development related to prior periods recorded in the Current Year Quarter of $1.7 million, and higher costs due to care trends and other net changes of $10.4 million, which increases were partially offset by terminated contracts of $6.0 million, and a contract change with respect to the Pennsylvania Counties of $7.4 million. Cost of care increased as a percentage of risk revenue from 84.6 percent in the Prior Year Quarter to 91.9 percent in the Current Year Quarter, mainly due to the consolidation of the operating results of Premier, which has a higher ratio of care to risk revenue, and higher care trends experienced in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 30.4 percent or $3.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs was primarily due to a contract change with respect to the Pennsylvania Counties contracts of $2.7 million and terminated contracts, cost reduction initiatives and other net decreases of $0.4 million. As a percentage of revenue, direct service costs decreased from 8.1 percent for the Predecessor Company in the Prior Year Quarter to 3.8 percent for the Reorganized Company in the Current Year Quarter, primarily due to the aforementioned consolidation of revenue of Premier and the contract change with respect to the Pennsylvania Counties contracts.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        The Predecessor Company recorded equity in loss of unconsolidated subsidiaries of approximately $0.4 million in the Prior Year Quarter, which represented the Predecessor Company's share of net loss realized by Premier. As noted above, the Reorganized Company has consolidated the results of operations of Premier in the Current Year Quarter in accordance with FIN 46.

Corporate and Other

Other Operating Expenses

        Other operating expenses decreased by 0.3 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 4.6 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter.

Interest Expense

        Interest expense increased by 83.4 percent or $4.1 million from the Prior Year Quarter to the Current Year Quarter. Interest expense increased even though there was more debt outstanding in the Prior Year Quarter than in the Current Year Quarter because no interest expense was required to be recorded by the Predecessor Company during the Prior Year Quarter related to the Old Senior Notes and Old Subordinated Notes in accordance with SOP 90-7, as these debt instruments were subject to compromise. Interest expense recorded by the Predecessor Company in the Prior Year Quarter primarily represents interest on amounts outstanding under the Old Credit Agreement. Interest expense recorded by the Reorganized Company in the Current Year Quarter represents interest on amounts outstanding under the Term Loan Facility, Senior Notes, the Aetna Note and capital leases.

Other Items

        The Predecessor Company recorded net reorganization expense from continuing operations of $4.6 million during the Prior Year Quarter. The Prior Year Quarter charges are mainly composed of professional fees and expenses associated with the Predecessor Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Predecessor Company recorded special charges of $0.4 million in the Prior Year Quarter. The Reorganized Company recorded special charges of $0.6 million in the Current Year Quarter. The special charges relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. The charges related to restructuring plans primarily consist of employee severance and termination benefits and lease termination costs. See Note H—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

        The Reorganized Company recorded approximately $2.5 million of stock compensation expense in the Current Year Quarter related to stock options granted to management (including senior executives), all on or in connection with the Effective Date. See discussion of stock compensation expense in "Outlook—Results of Operations" below.

Income Taxes

        The Company's effective income tax rate was 25.3 percent for the Reorganized Company in the Current Year Quarter and was 31.3 percent for the Predecessor Company in the Prior Year Quarter. The Current Year Quarter effective rate varies from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to the Predecessor Company's financial restructuring activities and financial condition which resulted in uncertainty as to the Predecessor Company's ability to realize previously recognized NOLs and other deferred tax assets otherwise generated from the net operating loss in prior years.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004
Healthcare provider and franchising segments	$(854)	$(14)
Specialty managed healthcare segment	—	54

	$(854)	$40

        The loss from the healthcare provider and franchising segments for the Predecessor Company in the Prior Year Quarter is primarily the result of changes in estimates of certain accrued liabilities of $0.4 million, the cost of finalizing cost reports and other costs of exiting the business.

        Income from the specialty managed healthcare segment in the Current Year Quarter represents a change in estimate of certain accrued liabilities.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004
Healthcare provider and franchising segments	$1,462	$(71)
Specialty managed healthcare segment	310	—

	$1,772	$(71)

        The Current Year Quarter loss on disposal for the healthcare provider and franchising segments reflects an impairment of property formerly used in the operations of such segments. The property was written-down to the amount expected to be realized from the sale of the property, which is expected to close at the end of July 2004. The Prior Year Quarter income on disposal related to the healthcare provider and franchising segments is attributable to the sale of a hospital facility that resulted in a gain of $0.7 million, net of taxes, and cash received as a final distribution associated with a previously discontinued provider joint venture that resulted in a gain of $0.8 million, net of taxes.

        The Prior Year Quarter income on disposal related to the specialty managed healthcare segment is the result of cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004
Healthcare provider and franchising segments	$(87)	$—
Specialty managed healthcare segment	219	—

	$132	$—

        As part of its financial restructuring plan and chapter 11 proceedings, the Predecessor Company rejected certain leases for closed offices. To the extent that the estimated cost to the Predecessor Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as reorganization (expense) benefit in accordance with SOP 90-7.

Reorganized Company six months ended June 30, 2004 ("Current Year Period"), compared to the Predecessor Company six months ended June 30, 2003 ("Prior Year Period")

Health Plan Solutions

Net Revenue

        Net revenue related to the Health Plan Solutions segment increased by 0.3 percent or $1.3 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to favorable rate changes of $20.3 million, net increased membership from existing customers of $18.2 million, and other other net changes totaling $1.6 million, which increases were partially offset by decreases due to terminated contracts of $37.7 million, lower performance-based revenue of $0.4 million, and net contract changes (mainly risk to non-risk) of $0.7 million.

Cost of Care

        Cost of care decreased by 8.2 percent or $21.7 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $18.2 million, favorable medical claims development related to prior periods recorded in the Current Year Period of $3.8 million, favorable medical claims development affecting the Prior Year Period recorded subsequent to the Prior Year Period of $10.7 million, unfavorable medical claims development recorded in the Prior Year Period relating to periods prior to the Prior Year Period of $4.5 million, and net contract changes (mainly risk to non-risk) of $1.2 million, which decreases were partially offset by net increased membership from existing and new customers of $9.0 million and estimated higher costs due to care trends and other net changes of $7.7 million. Cost of care decreased as a percentage of risk revenue from 76.3 percent in the Prior Year Period to 67.9 percent in the Current Year Period, mainly due to increased revenue from favorable rate changes, the effect of contract changes, the net impact of medical claims development affecting the Current Year Period and Prior Year Period, partially offset by higher costs due to care trends in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 6.0 percent or $4.1 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 15.0 percent for the Predecessor Company in the Prior Year Period to 14.1 percent for the Reorganized Company in the Current Year Period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Period.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) of unconsolidated subsidiaries increased 25.2 percent or $0.7 million from the Prior Year Period to the Current Year Period. The increase relates to an increase in equity in earnings related to the Company's investment in Royal, mainly due to increased Royal membership.

Employer Solutions

Net Revenue

        Net revenue related to the Employer Solutions segment decreased by 16.0 percent or $13.2 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $12.9 million, and net decreased membership from existing customers of $1.3 million, which decreases were partially offset by membership from new customers and other net changes of $1.0 million.

Cost of Care

        Cost of care decreased by 18.9 percent or $4.7 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $3.0 million and estimated lower costs due to care trends and other net changes of $1.7 million. The lower costs due to care trends for the Employer Solutions segment are partially due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Cost of care increased as a percentage of risk revenue from 31.5 percent in the Prior Year Period to 32.5 percent in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 20.0 percent or $7.1 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 43.1 percent for the Predecessor Company in the Prior Year Period to 41.1 percent for the Reorganized Company in the Current Year Period.

Public Sector Solutions

Net Revenue

        Net revenue related to the Public Sector Solutions segment increased by 39.2 percent or $105.0 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $107.9 million for the Current Year Period. Effective December 31, 2003, the Reorganized Company adopted FIN 46, as required, pursuant to which the Reorganized Company has begun consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in the Current Year Period, net revenue decreased by $2.9 million. This decrease is primarily due to terminated contracts of $15.0 million, and a contract change with respect to the Pennsylvania Counties of $20.2 million, which decreases were partially offset by net increased membership from existing customers of $20.2 million, increased revenue of $6.6 million associated with cost of care sharing provisions under the TennCare contracts and net rate increases of $5.5 million.

Cost of Care

        Cost of care increased by 50.4 percent or $111.2 million from the Prior Year Period to the Current Year Period. The increase in cost of care is mainly due to the inclusion of approximately $107.9 million of expenses for care of Premier, due to the consolidation of the results of operations of Premier in 2004, as noted above. Excluding the impact of consolidating Premier in the Current Year Period, cost of care increased by $3.3 million. This increase is primarily due to net increased membership from existing customers of $16.9 million, higher costs due to care trends and other net changes of $13.2 million, which increases were partially offset by terminated contracts of $12.1 million, and a contract change with respect to the Pennsylvania Counties of $14.7 million. Cost of care increased as a percentage of risk revenue from 85.9 percent in the Prior Year Period to 91.5 percent in the Current Year Period, mainly due to higher care trends experienced in the Current Year Period and the consolidation of the operating results of Premier, which has a higher ratio of care to risk revenue.

Direct Service Costs

        Direct service costs decreased by 31.6 percent or $6.7 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs was primarily due to a contract change with respect to the Pennsylvania Counties contracts of $5.5 million, and terminated contracts, cost reduction initiatives and other net decreases of $1.2 million. As a percentage of revenue, direct service costs decreased from 7.9 percent for the Predecessor Company in the Prior Year Period to 3.9 percent for the Reorganized Company in the Current Year Period, primarily due to the aforementioned consolidation of revenue of Premier offset by the contract change with respect to the Pennsylvania Counties contracts.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        The Predecessor Company recorded equity in loss of unconsolidated subsidiaries of approximately $1.2 million in the Prior Year Period, which represented the Predecessor Company's share of net loss realized by Premier. As noted above, the Reorganized Company has consolidated the results of operations of Premier beginning in the Current Year Period in accordance with FIN 46.

Corporate and Other

Other Operating Expense

        Other operating expenses decreased by 0.6 percent or $0.5 million from the Prior Year Period to the Current Year Period.

Depreciation and Amortization

        Depreciation and amortization decreased by 15.8 percent or $3.9 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to changes in the estimated remaining useful lives of certain property and equipment and intangible assets as a result of the application of the fresh start reporting provisions of SOP 90-7 as of December 31, 2003, as well as the inclusion in the Prior Year Period of higher depreciation expense for certain capitalized software assets that became fully depreciated at March 31, 2003.

Interest Expense

        Interest expense decreased by approximately 31.2 percent or $8.3 million from the Prior Year Period to the Current Year Period. The decrease is mainly a result of the reduction of the Predecessor Company's outstanding debt on the Effective Date in accordance with the Plan. Total debt outstanding was reduced by approximately $700 million pursuant to the Plan, most of which related to the elimination of $625 million of principal under the Predecessor Company's Old Subordinated Notes. The Predecessor Company incurred interest expense of approximately $15.5 million on the Old Senior Notes and Old Subordinated Notes in the six months ended June 30, 2003, all of which was incurred during the three months ended March 31, 2003. Pursuant to SOP 90-7, the Predecessor Company was not required to record interest expense on the Old Senior Notes and Old Subordinated Notes after March 11, 2003, the date on which it filed for bankruptcy, as these debt instruments were subject to compromise.

Other Items

        The Predecessor Company recorded net reorganization expense from continuing operations of $27.7 million during the Prior Year Period. The Prior Year Period charges are mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the Predecessor Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Predecessor Company recorded special charges of $2.1 million in the Prior Year Period. The Reorganized Company recorded special charges of $2.5 million in the Current Year Period. The special charges relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. The charges related to restructuring plans primarily consist of employee severance and termination benefits and lease termination costs. See Note H—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

        The Reorganized Company recorded approximately $13.3 million of stock compensation expense in the Current Year Period related to stock purchased by the CEO, stock granted to the Company's senior executives and stock options granted to management (including senior executives), all on or in connection with the Effective Date. See discussion of stock compensation expense in "Outlook—Results of Operations" below.

Income Taxes

        The Company's effective income tax rate was 24.1 percent for the Reorganized Company in the Current Year Period and was 366.8 percent for the Predecessor Company in the Prior Year Period. The Current Year Period effective rate varies from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7. The Prior Year Period effective rate exceeds federal statutory rates primarily due to changes in estimates regarding the Predecessor Company's anticipated utilization of previously recognized NOLs that existed prior to its emergence from bankruptcy in 1992. Such changes in estimates occurred due to the Predecessor Company's finalization and amendment of certain prior year income tax returns. Because the utilization of such pre-bankruptcy NOLs is subject to continued review and adjustment by the Internal Revenue Service ("IRS"), the Company fully reserves for any utilization of these carryforwards.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Healthcare provider and franchising segments	$(616)	$(24)
Specialty managed healthcare segment	—	94

	$(616)	$70

        The loss from the healthcare provider and franchising segments for the Predecessor Company in the Prior Year Period is primarily the result of changes in estimates of certain accrued liabilities of $0.4 million, the cost of finalizing cost reports and other costs of exiting the business, partially offset by a change in estimate related to the tax provision of $0.4 million.

        Income from the specialty managed healthcare segment in the Current Year Period represents a change in estimate of certain accrued liabilities.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Healthcare provider and franchising segments	$1,462	$(71)
Specialty managed healthcare segment	636	—
Human services segment	52	—

	$2,150	$(71)

        The Current Year Period loss on disposal for the healthcare provider and franchising segments reflects an impairment of property formerly used in the operations of such segments. The property was written-down to the amount expected to be realized from the sale of the property, which is expected to close at the end of July 2004. The Prior Year Period income on disposal related to the healthcare provider and franchising segments is attributable to the sale of a hospital facility that resulted in a gain of $0.7 million, net of taxes, and cash received as a final distribution associated with a previously discontinued provider joint venture that resulted in a gain of $0.8 million, net of taxes.

        The Prior Year Period income on disposal related to the specialty managed healthcare segment is the result of cash received as partial payment on a note receivable held by the Company which the Company had fully reserved in fiscal 2001.

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Predecessor Company	Reorganized Company
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Healthcare provider and franchising segments	$(344)	$—
Specialty managed healthcare segment	3,511	—

	$3,167	$—

        As part of its financial restructuring plan and chapter 11 proceedings, the Predecessor Company rejected certain leases for closed offices. To the extent that the estimated cost to the Predecessor Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as reorganization (expense) benefit in accordance with SOP 90-7.

Outlook—Results of Operations

        General.    The Company's Segment Profit and net income are subject to significant fluctuations on a quarterly basis. These fluctuations may result from: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures; (iii) contractual adjustments and settlements; (iv) retrospective membership adjustments; (v) timing of implementation of new contracts, enrollment changes and contract terminations; (vi) pricing adjustments upon contract renewals (and price competition in general) and (vii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

        Trends.    A portion of the Company's business is subject to the risk of rising care costs due to an increase in the number and frequency of covered members seeking behavioral care services, and higher costs per inpatient day or outpatient visit. Many of these factors are beyond the Company's control. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        The Company is a market leader in a mature market with many viable competitors. In addition, it is possible that the Company's customers that are managed care companies may, in the future, seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. The Company is continuing its attempts to increase its market share in the managed behavioral healthcare industry through aggressive marketing of existing products and development of new products; however, the Company believes that, in the near term, the probability of losing market share may be greater than the probability of increasing market share. In this regard, the Company's revenue for the remainder of 2004 will be impacted by contracts that have been or will be terminated with an effective date in 2004.

        New Product Development.    The Company is pursuing its strategy of developing new products to bring to the marketplace in the areas of disease management and pharmacy management. The Company is in the early stages of such development and does not anticipate material revenues from such new products prior to 2007. Development of these products may involve significant future investment; however, the Company has not incurred significant charges to date. At this time the Company cannot estimate the amount and timing of costs that may ultimately be incurred.

        Stock Compensation.    Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior

Executives"). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also made cash payments to the Senior Executives to approximate the tax liability associated with the compensation expense resulting from the stock grants, the stock purchase and the cash payments, as defined below. Also on the Effective Date, pursuant to the consummation of the Plan, a Management Incentive Plan (the "MIP") became effective under which 4,267,422 stock options were awarded to other members of the Company's management and other employees, including an aggregate of 2,891,022 stock options to the Senior Executives pursuant to their employment agreements. All of these awards were contingent upon the Company's emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date.

        The Reorganized Company recognized approximately $2.5 million and $13.3 million, respectively, in stock compensation expense in the three months and six months ended June 30, 2004 with respect to these transactions. Of the total stock compensation recorded in the six months ended June 30, 2004, approximately $6.3 million represents compensation expense related to the stock grants to the Senior Executives and approximately $1.5 million related to the purchased shares by the Chief Executive Officer. Both of these amounts include compensation with regard to cash payments made to approximate the income taxes on such stock grants and stock purchase and cash payments. The remaining $5.5 million represents compensation expense related to the grant of stock options under the MIP. The Company estimates that it will record additional stock compensation with respect to the grants of options on the Effective Date in the amount of $44.3 million, before taxes, and that the Reorganized Company will recognize approximately $5.2 million of such expense in the remainder of fiscal 2004 and approximately $10.4 million, $10.4 million, $7.2 million and $11.1 million of such expense in fiscal years 2005, 2006, 2007 and 2008 and beyond, respectively. However, certain of these expenses may be accelerated depending on the market price performance of the Ordinary Common Stock.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the borrowing levels under the Credit Agreement and the Aetna Note as of June 30, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

        Operating Restructuring Activities.    In April 2003, the Company implemented a new business and performance initiative, named Performance Improvement Plan ("PIP"). PIP is focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended December 31, 2003, PIP resulted in the recognition of special charges of (a) $7.5 million to terminate employees that represented both operational and corporate personnel, and (b) $2.4 million to downsize and close excess facilities, and other associated activities.

        In the six months ended June 30, 2004, PIP resulted in the recognition of special charges of (a) $2.5 million to terminate employees that represent both operational and corporate personnel, and (b) $0.2 million to terminate leases and provide for other exit costs. The employee termination costs of $2.5 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations communicated to employees by June 30, 2004 are expected to be completed by November 2004 and termination costs associated with such employees are expected to be paid in full by June 2005. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Lease termination costs are accounted for under SFAS

No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. Outstanding liabilities of approximately $3.9 million related to PIP are included in the accompanying June 30, 2004 condensed consolidated balance sheet in "Accrued liabilities".

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the six months ended June 30, 2004 includes a credit of $0.1 million which represents a reduction of previously expensed consulting costs.

        The Company intends to continue implementing PIP initiatives throughout fiscal 2004. Management estimates that the Company will incur an additional $1 million to $3 million of costs related to PIP activities in the remainder of fiscal 2004. The Company expects to fund these costs with internally generated funds; however, there can be no assurance that the Company will be able to fund or implement successfully these initiatives.

Historical—Liquidity and Capital Resources

        Operating Activities.    Net cash provided by operating activities decreased by approximately $65.2 million for the Current Year Period (six months ended June 30, 2004) as compared to the Prior Year Period. The decrease in operating cash flows is primarily due to net payments for liabilities related to the chapter 11 proceeding that includes professional fees and claim settlements, an increase in cash interest payments, and other negative working capital changes mainly due to timing. Partially offsetting these reductions to operating cash flows is the Company's increase in segment profit.

        During the Current Year Period, net bankruptcy-related liabilities decreased by approximately $64.9 million, which is primarily attributable to claim settlements and the payment of professional fees. Such amount is net of the receipt of $15.2 million from Onex related to shares not purchased under the Cash-Out Election. Cash interest payments made in the Current Year Period totaled $13.4 million as compared to $8.1 million for the Prior Year Period. Segment profit was $80.6 million and $108.2 million for the Prior Year Period and Current Year Period, respectively.

        Investing Activities.    Approximately $8.8 million and $8.2 million were utilized during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

        Approximately $3.7 million was utilized during the Prior Year Period for acquisitions and investments in businesses, and relates to earn-out payments with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company. Proceeds of $2.6 million from the sale of assets, net of transaction costs, were received during the Prior Year Period, which resulted in a pre-tax gain of $1.7 million. In the Prior Year Period, proceeds of $2.4 million were received related to the discontinued healthcare provider and franchising segments, with $1.6 million from the sale of a hospital facility and $0.8 million as a final distribution associated with a discontinued provider joint venture.

        Financing Activities.    Net proceeds of $147.9 million were received in the Current Year Period from the issuance of new equity, net of issuance costs of approximately $3.1 million. Net proceeds of $92.6 million were received in the Current Year Period from the issuance of long-term debt, net of issuance costs of $7.4 million. Repayments of $192.4 million in debt upon consummation of the Plan, $7.5 million of indebtedness outstanding under the Term Loan Facility and $7.7 million on capital lease obligations were made in the Current Year Period.

        The debt paid upon consummation of the Plan of $192.4 million on the Effective Date was composed of payments of $160.8 million of amounts outstanding under the Old Credit Agreement,

$16.6 million of principal on the Old Senior Notes and $15.0 million related to a debt obligation to Aetna.

        During the Prior Year Period, payments on capital lease obligations totaled $1.7 million.

Outlook—Liquidity and Capital Resources

        Credit Agreement.    The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $80.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of June 30, 2004, the Company had outstanding $92.5 million under the Term Loan Facility. The Company had not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of June 30, 2004, the Company had issued letters of credit in the amount of $48.5 million, resulting in unutilized commitments under the Credit-Linked Facility of $31.5 million. See Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion of the Credit Agreement.

        Liquidity.    During the remainder of fiscal 2004, the Company expects to pay its current obligations and fund its capital expenditures with cash from operations. Scheduled maturities under the Term Loan Facility amount to $7.5 million through December 31, 2004. The Company will be required to repay $2.4 million of capital lease obligations through December 31, 2004. Interest payments on amounts outstanding as of June 30, 2004 related to the Credit Agreement, the Senior Notes, the Aetna Note and various capital lease obligations are estimated to be $17.2 million in the remainder of fiscal 2004. These interest payments include interest on outstanding letters of credit, fees for unused commitments under the Credit Agreement and certain other bank fees. The Company estimates that it will spend approximately $17 million to $22 million of additional funds in fiscal 2004 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in the remainder of fiscal 2004.

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

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the IRS related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162.0 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1.0 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through NOLs. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal NOLs could be reduced if the IRS later successfully challenges these deductions. The Company's history of recent operating losses (prior to reorganization benefits) and financial restructuring activities continue to create uncertainty as to the Company's ability to realize its NOLs and other deferred tax assets. In addition, the Company's utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of, or the ultimate realization of, NOLs. Accordingly, as of December 31, 2003 and June 30, 2004, the Company maintains a total valuation allowance covering all of the Company's net deferred tax assets.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Reorganized Company adopted the provisions of FIN 46 effective December 31, 2003. Adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a fifty percent voting interest. Concurrent with the provisions of FIN 46, the Reorganized Company consolidated the balance sheets of Premier into the Reorganized Company's balance sheets as of December 31, 2003 and June 30, 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statements of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". In the three months and six months ended June 30, 2004, the Reorganized Company consolidated the results of operations of Premier in its condensed consolidated statement of operations. See further discussion of the adoption of FIN 46, including disclosures required by FIN 46, in Note B—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the borrowing levels under the Credit Agreement and the Aetna Note as of June 30, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

a)
The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

b)
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the "Pre-petition Litigation") was enjoined as a consequence of the confirmation of the Plan in the Company's chapter 11 proceedings. The Company believes that, except as otherwise provided by the Plan, the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the bankruptcy court, would be resolved as other general unsecured claims under the Plan.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        On January 5, 2004, the Board of Directors approved a director stock compensation plan, providing for certain grants to be made to the independent directors of the Company, applying a formula determined as of February 4, 2004 to provide for the issuance of 2,719 shares of Ordinary Common Stock to each of the five independent directors as of January 21, 2004 (subject to certain restrictions on transfer of the shares). The plan was formalized on July 22, 2004 and the issuances of shares under the plan are exempt from registration as private transactions under Section 4(2) of the Securities Act.

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
  (b)
  Reports on Form 8-K

        The Company filed or furnished the following current reports related to the quarter ended June 30, 2004, on Form 8-K with the Securities and Exchange Commission.

Date of Report	Item Reported and Description
April 9, 2004	Item 5. Other Events and Regulation FD Disclosure — Supplemental information with respect to the financial results of the Company's segments in 2003.
April 14, 2004	Item 5. Other Events and Regulation FD Disclosure — Supplemental information with respect to the Company's business and prospects at an investor conference.
April 29, 2004	Item 12. Results of Operations and Financial Condition — The Company reported operating results for the first quarter of fiscal year 2004.
May 12, 2004	Item 5. Other Events and Regulation FD Disclosure — Supplemental information with respect to the Company's membership data.
June 17, 2004	Item 5. Other Events and Regulation FD Disclosure — Resignation of the Company's general counsel effective July 2, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer