Form 10-Q
period 2004-09-30
MAGELLAN HEALTH SERVICES INC
filed 2004-10-29
CIK 19411

Use these links to rapidly review the document
FORM 10-Q MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock and Multi-Vote Common Stock outstanding as of September 30, 2004 was 26,883,016 and 8,487,750 respectively.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—Financial Information:
Item 1:	Financial Statements
Condensed Consolidated Balance Sheets—December 31, 2003 and September 30, 2004

Condensed Consolidated Statements of Operations—For the Three Months and Nine Months Ended September 30, 2003 for the Predecessor Company and for the Three Months and Nine Months Ended September 30, 2004 for the Reorganized Company
Condensed Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 2003 for the Predecessor Company and for the Nine Months Ended September 30, 2004 for the Reorganized Company
Notes to Condensed Consolidated Financial Statements
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures
PART II—Other Information:
Item 1:	Legal Proceedings
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$206,948	$313,890
Stock subscriptions receivable	146,871	—
Accounts receivable, less allowance for doubtful accounts of $5,178 at December 31, 2003 and $2,690 at September 30, 2004	83,919	92,896
Restricted cash, investments and deposits	161,923	179,044
Other current assets	30,562	11,831

Total current assets	630,223	597,661
Property and equipment, net	122,082	112,099
Investments in unconsolidated subsidiaries	13,034	15,773
Other long-term assets	18,334	23,487
Goodwill	450,244	450,244
Other intangible assets, net	58,100	47,717

	$1,292,017	$1,246,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,355	$16,810
Accrued liabilities	205,868	170,837
Medical claims payable	177,141	200,891
Current maturities of long-term debt and capital lease obligations	24,785	23,543
Debt paid upon consummation of the Plan	92,382	—

Total current liabilities	523,531	412,081
Long-term debt and capital lease obligations	376,532	360,308
Deferred credits and other long-term liabilities	1,802	1,751
Minority interest	2,241	2,990
Stockholders' Equity:
Preferred stock, par value $0.01 per share; Authorized—10,000 shares—Issued and outstanding—none at December 31, 2003 and September 30, 2004	—	—
Ordinary common stock, par value $0.01 per share; Authorized—100,000 shares—26,552 shares issued and outstanding at December 31, 2003 and 26,883 shares issued and outstanding at September 30, 2004	265	269
Multi-Vote common stock, par value $0.01 per share; Authorized—40,000 shares—8,553 shares issued and outstanding at December 31, 2003 and 8,488 shares issued and outstanding at September 30, 2004	86	85
Other Stockholders' Equity:
Additional paid-in capital	379,067	393,086
Retained earnings	—	67,918
Warrants outstanding	8,493	8,493

Total stockholders' equity	387,911	469,851

	$1,292,017	$1,246,981

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Net revenue	$373,707	$457,954	$1,172,951	$1,350,234

Cost and expenses:
Salaries, cost of care and other operating expenses	331,587	394,374	1,052,002	1,182,181
Equity in earnings of unconsolidated subsidiaries	(1,362)	(1,863)	(3,161)	(5,561)
Depreciation and amortization	11,593	10,712	36,265	31,478
Goodwill impairment charges	28,780	—	28,780	—
Interest expense (Contractual interest of $26,392 and $79,610 for the three months and nine months ended September 30, 2003, respectively)	4,748	9,109	31,474	27,499
Interest income	(670)	(1,760)	(2,173)	(3,593)
Reorganization expense, net (See Note A)	4,540	—	32,245	—
Stock compensation expense	—	2,580	—	15,898
Special charges	3,230	1,770	5,322	4,304

	382,446	414,922	1,180,754	1,252,206

Income (loss) from continuing operations before income taxes and minority interest	(8,739)	43,032	(7,803)	98,028
Provision for income taxes	20,825	15,712	24,258	28,976

Income (loss) from continuing operations before minority interest	(29,564)	27,320	(32,061)	69,052
Minority interest, net	3	157	170	526

Income (loss) from continuing operations	(29,567)	27,163	(32,231)	68,526

Discontinued operations:
Income (loss) from discontinued operations(1)	(25,233)	(579)	(25,849)	(509)
Income (loss) on disposal of discontinued operations(2)	4,271	(28)	6,421	(99)
Reorganization benefit, net(3) (See Note A)	314	—	3,481	—

	(20,648)	(607)	(15,947)	(608)

Net income (loss)	(50,215)	26,556	(48,178)	67,918

Preferred dividends (Contractual dividends of $1,216 and $3,552 for the three months and nine months ended September 30, 2003, respectively)	—	—	884	—
Amortization of redeemable preferred stock issuance costs and other	—	—	171	—
Preferred stock reorganization items, net (See Note A)	—	—	2,668	—

Income (loss) available to common stockholders	(50,215)	26,556	(51,901)	67,918
Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$(50,215)	$26,556	$(51,901)	$67,918

Weighted average number of common shares outstanding—basic (See Note E)	35,319	35,371	35,300	35,365

Weighted average number of common shares outstanding—diluted (See Note E)	35,319	36,594	35,300	36,235

Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$(0.84)	$0.77	$(1.02)	$1.94

Income (loss) from discontinued operations	$(0.58)	$(0.02)	$(0.45)	$(0.02)

Net income (loss)	$(1.42)	$0.75	$(1.47)	$1.92

Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$(0.84)	$0.74	$(1.02)	$1.89

Income (loss) from discontinued operations	$(0.58)	$(0.01)	$(0.45)	$(0.02)

Net income (loss)	$(1.42)	$0.73	$(1.47)	$1.87

(1)
Net of income tax provision (benefit) of $285 and $(235) for the three months ended September 30, 2003 and 2004, respectively, and $(148) and $(213) for the nine months ended September 30, 2003 and 2004, respectively.

(2)
Net of income tax benefit of $(270) and $(19) for the three months ended September 30, 2003 and 2004, respectively, and $(322) and $(41) for the nine months ended September 30, 2003 and 2004, respectively.

(3)
Net of income tax benefit of $(26) for the three and nine months ended September 30, 2003.

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Predecessor Company	Reorganized Company
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net income (loss)	$(48,178)	$67,918
Adjustments to reconcile net income (loss) to net cash from operating activities:
(Gain) loss on sale of assets	(4,460)	141
Depreciation and amortization	36,265	31,478
Goodwill impairment charges	28,780	—
Equity in earnings of unconsolidated subsidiaries	(3,161)	(5,561)
Non-cash reorganization expense	12,464	—
Non-cash interest expense	3,668	1,197
Non-cash stock compensation expense	—	13,021
Cash flows from changes in assets and liabilities:
Accounts receivable, net	14,233	(8,977)
Restricted cash, investments and deposits	7,503	(17,121)
Net cash flows related to unconsolidated subsidiaries	(16)	2,822
Income taxes payable and deferred income taxes	1,503	—
Other assets	(12,795)	19,803
Accounts payable and accrued liabilities	110,972	(41,576)
Medical claims payable	(7,618)	23,750
Other liabilities	(1,063)	(51)
Minority interest, net of dividends paid	231	749
Other	2,151	718

Total adjustments	188,657	20,393

Net cash from operating activities	140,479	88,311

Cash flows from investing activities:
Capital expenditures	(15,228)	(12,445)
Acquisitions and investments in businesses	(3,731)	—
Proceeds from sale of assets, net of transaction costs	2,588	2,302

Net cash from investing activities	(16,371)	(10,143)

Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	—	147,871
Proceeds from issuance of debt, net of issuance costs	49	92,806
Payments on long-term debt	—	(203,632)
Payments on capital lease obligations	(2,556)	(8,271)
Proceeds from stock issued under employee stock purchase plan	25	—

Net cash from financing activities	(2,482)	28,774

Net increase in cash and cash equivalents	121,626	106,942
Cash and cash equivalents at beginning of period	62,488	206,948

Cash and cash equivalents at end of period	$184,114	$313,890

See accompanying notes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month period and nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

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

        Giving effect to the Plan, the Company continued, in its previous organizational form, to conduct its business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, Onex Corporation, a Canadian corporation, through an affiliate (together, "Onex"), invested approximately $102.1 million in the equity of Magellan in the form of Multi-Vote Common Stock (the "Onex Investment"), which entitles it to a fifty percent voting interest in all matters that come before Magellan's stockholders, with certain exceptions. Pursuant to the Plan, the Company received additional equity infusions totaling $63.3 million from holders of the Company's Old Subordinated Notes (the "Holders") and other general unsecured creditors (the "Other GUCs"), which elected to purchase common stock in the form of Ordinary Common Stock of the Company in an equity offering. Onex's equity investment included initial capital contributions to the Company pursuant to the Plan of $86.7 million and additional capital contributions of $15.4 million under its commitment to fund the election by creditors to receive cash in lieu of common stock distributions in satisfaction of their claims (the "Cash-Out Election") by purchasing that amount of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock cashed out by the Holders and the Other GUCs pursuant to the Cash-Out Election. Capital contributions of $146.9 million, net of approximately $3.1 million of issuance costs and excluding funds received from the Cash-Out Election, are reflected as "Stock subscriptions receivable" in the accompanying condensed consolidated balance sheet as of December 31, 2003. Of the funds received by the Company pursuant to the Cash-Out Election, $15.2 million are included in "Other current assets" in the accompanying condensed consolidated balance sheet as of December 31, 2003, with the remaining amount of $0.2 million being recorded by the Company and paid by Onex subsequent to March 31, 2004. All previously existing equity interests in Magellan were cancelled as of the Effective Date.

        Also pursuant to the Plan, the Company entered into a new credit agreement with Deutsche Bank AG (the "Credit Agreement"), issued $233.5 million of Series A Senior Notes and $7.1 million of Series B Senior Notes (together, the "Senior Notes"), renewed its agreement with Aetna, Inc. ("Aetna") to manage the behavioral healthcare of members of Aetna's healthcare programs and issued to Aetna an interest bearing note in the amount of $48.9 million (the "Aetna Note"). The Company's secured bank loans under its old credit agreement, as existing before the Effective Date (the "Old Credit Agreement"), were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) was cancelled as of the Effective Date.

        The discussion above represents a summary of certain transactions which occurred as of and subsequent to the Effective Date pursuant to the Plan. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of the recapitalization of the Company and other transactions pursuant to the Plan.

Accounting Impact of Chapter 11 Filing

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company applied the fresh start reporting provisions as of December 31, 2003. Upon adoption of fresh start reporting, the Company created, in substance, per SOP 90-7, a new reporting entity, which is referred to herein as the "Reorganized Company". Accordingly, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and statement of cash flows for the nine months ended September 30, 2004 are not comparable with the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and statement of cash flows for the nine months ended September 30, 2003. Therefore, all statements of operations data for the three months and nine months ended September 30, 2004 and statement of cash flows data for the nine months ended September 30, 2004 have been disclosed herein as results of operations and cash flows of the Reorganized Company, and all statements of operations data for the three months and nine months ended September 30, 2003 and statement of cash flows data for the nine months ended September 30, 2003 have been disclosed herein as results of operations and cash flows of the Predecessor Company. Balance sheet data as of December 31, 2003 and September 30, 2004 presented herein represents balances of the Reorganized Company. All references to the Company with respect to disclosures of amounts recorded for the three months and nine months ended September 30, 2003 in relation to income statement items and recorded for the nine months ended September 30, 2003 in relation to cash flow items pertain to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded for the three months and nine months ended September 30, 2004 or to be recorded subsequent to September 30, 2004 in relation to income statement items and recorded for the nine months ended September 30, 2004 or recorded subsequent to September 30, 2004 in relation to cash flow items pertain to the Reorganized Company.

        The unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and statement of cash flows for the nine months ended September 30, 2003 in this Form 10-Q were prepared in accordance with SOP 90-7, as the Predecessor Company was under bankruptcy protection during those periods. As such, the Predecessor Company's unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and statement of cash flows for the nine months ended September 30, 2003 distinguished transactions and events that were directly associated with the reorganization from the Predecessor Company's ongoing operations. In accordance with SOP 90-7, the write-off of deferred financing fees associated with the Old Senior Notes and the Old Subordinated Notes, as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process, were recorded as reorganization expenses, and are included in the unaudited condensed consolidated statement of operations caption "Reorganization expense, net" for the three months and nine months ended September 30, 2003.

        The following table summarizes reorganization expense (benefit) for the three months and nine months ended September 30, 2003 (in thousands):

	Predecessor Company
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Continuing operations:
Deferred financing costs	$—	$18,459
Professional fees and expenses	7,112	17,019
Net benefit from lease rejections	(331)	(599)
Net benefit from resolution of claims through Bankruptcy Court proceedings	(1,920)	(1,920)
Interest income	(321)	(714)

	$4,540	$32,245

Discontinued operations, before taxes:
Net benefit from lease rejections	(259)	(3,426)
Net benefit from resolution of claims through Bankruptcy Court proceeding	(29)	(29)

	$(288)	$(3,455)

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

Managed Care Revenue

        Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Predecessor Company for the three months and nine months ended September 30, 2003 approximated $325.3 million and $1,008.4 million, respectively. Managed care risk revenue earned by the Reorganized Company for the three months and nine months ended September 30, 2004 approximated $402.8 million and $1,185.8 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its administrative services only ("ASO") clients below specified cost targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Predecessor Company recognized performance-based revenue of approximately $1.3 million and $5.6 million for the three months and nine months ended September 30, 2003, respectively. The Reorganized Company recognized performance-based revenue of approximately $1.9 million and $5.6 million for the three months and nine months ended September 30, 2004, respectively.

Significant Customers

        Net revenues from two customers each exceeded ten percent of consolidated net revenues in each of the three-month and nine-month periods ended September 30, 2003 and 2004. In addition, the Company has a significant concentration of business from individual customers which are part of the Pennsylvania Medicaid program.

        Net revenue from Aetna earned by the Predecessor Company approximated $48.1 million and $144.8 million for the three months and nine months ended September 30, 2003, respectively. Net revenue from Aetna earned by the Reorganized Company approximated $58.4 and $170.4 million for the three months and nine months ended September 30, 2004, respectively. The current Aetna contract extends through December 31, 2005, and includes an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets").

        The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through direct contracts held by the Company's wholly owned subsidiary

Tennessee Behavioral Health, Inc. ("TBH") and through a contract held by Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a fifty percent interest. The direct TennCare contracts (exclusive of Premier's contract with TennCare) accounted for approximately $35.9 million and $121.0 million of the Predecessor Company's net revenues in the three months and nine months ended September 30, 2003, respectively. Such revenue included approximately $5.4 million and $34.4 million for the three and nine months ended September 30, 2003, respectively, associated with services performed by the Predecessor Company on behalf of Premier. The direct TennCare contracts accounted for approximately $55.4 million and $120.1 million of the Reorganized Company's net revenues in the three months and nine months ended September 30, 2004, respectively. The Company no longer performs certain services on behalf of Premier due to a program change. In the three months and nine months ended September 30, 2004, the Reorganized Company recorded approximately $52.0 million and $200.0 million, respectively, in net revenues related to Premier's contract with TennCare, which represents 100 percent of Premier's net revenue derived from such contract, due to the adoption of FIN 46 (see "Recent Accounting Pronouncements" below) pursuant to which the results of operations of Premier were consolidated with the Reorganized Company's results of operations. In the three months and nine months ended September 30, 2003, the results of operations of Premier were accounted for by the Predecessor Company under the equity method of accounting.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program would be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract, which has a term from July 1, 2004 through December 31, 2005, with extensions at the State's option through December 31, 2008. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. Effective July 1, 2004 agreements with the State were reached, under which TBH and Premier will continue serving the Middle and West regions of TennCare through December 31, 2005. As a result of these agreements, the Company will continue to manage behavioral health care for the entire TennCare program.

        A significant portion of revenue is derived from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues earned by the Predecessor Company from the Pennsylvania Counties in the aggregate totaled approximately $60.0 million and $175.7 million in the three months and nine months ended September 30, 2003, respectively. Revenues earned by the Reorganized Company from the Pennsylvania Counties in the aggregate totaled approximately $48.1 million and $139.3 million in the three months and nine months ended September 30, 2004, respectively. The contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county earned by the Predecessor Company totaled approximately $7.1 million and $20.7 million in the three months and nine months ended September 30, 2003, respectively. Changes in fiscal 2003 in several of the individual contracts for certain of the Pennsylvania Counties have resulted in lower revenue, cost of care and direct service costs, with no impact to the net profitability of the contracts.

Property and Equipment

        Property and equipment acquired subsequent to December 31, 2003 is stated at cost. Property and equipment owned at December 31, 2003 was adjusted to its then fair value as part of the Company's application of fresh start reporting. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with

AICPA Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use". Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense recorded by the Predecessor Company for the three months and nine months ended September 30, 2003 was $7.1 million and $23.1 million, respectively. Depreciation expense recorded by the Reorganized Company for the three months and nine months ended September 30, 2004 was $7.3 million and $21.1 million, respectively.

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

Intangible Assets

        Intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals at December 31, 2003 as a result of the application of fresh start reporting. At September 30, 2004, the Company had identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $47.7 million, net of accumulated amortization of approximately $10.4 million. The remaining estimated useful lives of the customer agreements and lists and provider networks range from two to eighteen years. Amortization expense recorded by the Predecessor Company for the intangible assets of the Predecessor Company for the three months and nine months ended September 30, 2003 was $4.5 million and $13.2 million, respectively. Amortization expense recorded by the Reorganized Company for the three months and nine months ended September 30, 2004 was $3.4 million and $10.4 million, respectively.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Cost of Care and Medical Claims Payable

        Cost of care, recorded as a component of operating expenses, is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

        Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR"). The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of September 30, 2004, the Reorganized Company believes that its medical claims payable balance of $200.9 million is adequate in order to satisfy ultimate claim liabilities incurred through September 30, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. Deferred tax assets were fully reserved at December 31, 2003 and September 30, 2004, accordingly the Company's income tax provision for fiscal 2004 does not include a deferred tax component.

        The Predecessor Company's effective income tax rate was (310.9) percent for the nine months ended September 30, 2003 and was 29.6 percent for the Reorganized Company for the nine months ended September 30, 2004. The Reorganized Company's effective income tax rate for the nine months ended September 30, 2004 varies from federal statutory rates primarily due to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income. The Predecessor Company's effective income tax rate for the nine months ended September 30, 2003 varies substantially from federal statutory rates primarily due to the impact of non-deductible goodwill included in the goodwill impairment charge and the estimated utilization of net operating loss carryforwards ("NOLs") that existed prior to the Company's emergence from bankruptcy in 1992. Under SOP 90-7, the deferred tax benefit related to the realization of these pre-bankruptcy NOLs is not reflected in the consolidated statements of operations. The income tax provision for the nine months ended September 30, 2003 also reflects certain changes in estimates regarding the Company's anticipated utilization of pre-bankruptcy NOLs due to amendments of prior year tax returns. Because the utilization of such pre-bankruptcy NOLs is subject to continued review and adjustment by the Internal Revenue Service, utilization of these NOLs is fully reserved. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Reorganized Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company's provision for income taxes in the statements of operations.

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

        The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". At September 30, 2004, the Company had stock-based employee incentive plans, which are described more fully in Note 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Under APB 25, the Reorganized Company recorded stock compensation expense of $2.6 million and $15.9 million, before taxes, in the three months and nine months ended September 30, 2004, respectively. These charges represent compensation expense related to the following:

  •
  approximately 4.2 million stock options (net of forfeitures) granted during the nine months ended September 30, 2004 to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives") and other management pursuant to the Company's Management Incentive Plan (the "MIP");

  •
  167,926 shares of common stock granted to the Senior Executives and 83,963 fully vested shares of common stock purchased by the Company's Chief Executive Officer on the Effective Date, and cash payments made by the Company to the Senior Executives to approximate the tax liability associated with the stock grants, the stock purchase and the cash payments, pursuant to their employment agreements; and

  •
  13,595 shares of common stock granted to non-management members of the board of directors who are not affiliated with Onex, pursuant to the Company's 2004 Director Stock Compensation Plan.

        The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Net income (loss), as reported	$(50,215)	$26,556	$(48,178)	$67,918
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,547	—	4,641	(1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(265)	(1,926)	(794)	(5,891)

Pro forma net income (loss)	$(50,480)	$26,177	$(48,972)	$66,668

Income (loss) per common share:
Basic—as reported	$(1.42)	$0.75	$(1.47)	$1.92

Basic—pro forma	$(1.43)	$0.74	$(1.49)	$1.89

Diluted—as reported	$(1.42)	$0.73	$(1.47)	$1.87

Diluted—pro forma	$(1.43)	$0.72	$(1.49)	$1.84

(1)
Represents stock-based compensation expense related to approximately 4.2 million stock options granted to the Senior Executives and other management pursuant to the MIP, net of related income taxes.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Reorganized Company adopted the provisions of FIN 46 effective December 31, 2003. Adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a fifty percent voting interest. Consistent with the provisions of FIN 46, the Reorganized Company has consolidated the balance sheets of Premier into the Reorganized Company's balance sheets as of December 31, 2003 and September 30, 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statement of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. In the three months and nine months ended September 30, 2004, the Reorganized Company consolidated the results of operations of Premier in its consolidated statements of operations. The effect of this consolidation was to increase net revenue by approximately $52.0 million and $200.0 million in the three months and nine months ended September 30, 2004, respectively. The consolidation of Premier did not affect the Company's profitability.

Reclassifications

        Certain amounts previously reported for the three months and nine months ended September 30, 2003 have been reclassified to conform to the presentation of amounts reported for the three months and nine months ended September 30, 2004.

NOTE C—Supplemental Cash Flow Information

        Below is supplemental cash flow information related to the nine months ended September 30, 2003 and 2004 (in thousands):

	Predecessor Company	Reorganized Company
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Income taxes paid (refunds received)	$(737)	$4,463

Interest paid	$12,033	$17,361

Assets acquired through capital leases	$—	$1,858

NOTE D—Long-Term Debt and Capital Lease Obligations

        Information with regard to the Company's long-term debt and capital lease obligations at December 31, 2003 and September 30, 2004 is as follows (in thousands):

	December 31, 2003	September 30, 2004
Old Credit Agreement:
Old Revolving Facility (6.50% at December 31, 2003)	$45,076	$—
Old Term Loan Facility (7.25% to 7.50% at December 31, 2003)	115,762	—
Credit Agreement:
Revolving Facility (5.38% at September 30, 2004) due through 2008	—	—
Term Loan Facility (5.38% at September 30, 2004) due through 2008	—	88,750
9.375% Series A Senior Notes due 2008	250,000	233,456
9.375% Series B Senior Notes due 2008	6,890	7,116
Note payable to Aetna (8.00% at September 30, 2004)	63,915	48,915
4.5625% to 4.875% capital lease obligations due through 2008	12,056	5,614

	493,699	383,851
Less debt paid upon consummation of the Plan	(92,382)	—
Less current maturities of long-term debt and capital lease obligations	(24,785)	(23,543)

	$376,532	$360,308

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

        The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an original aggregate principal amount of $80.0 million. As of September 30, 2004, the Credit-Linked Facility was reduced to $50.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of September 30, 2004, the Company had outstanding approximately $88.8 million under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of approximately $7.4 million related to the Credit Agreement. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of September 30, 2004, the Company had issued letters of credit in the amount of $45.1 million, resulting in unutilized commitments under the Credit-Linked Facility of $4.9 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        On October 25, 2004 ("the First Amendment Effective Date"), the Credit Agreement was amended (the "Amendment") to reduce the annual interest rate on borrowings under the Term Loan Facility and to reduce the commitment fee on the Credit-Linked Facility, each by 1.25 percent. As a result of the Amendment, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company's debt ratings) plus (ii) (A) in the case of U.S. denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. denominated loans or Eurodollar loans at its discretion. As of September 30, 2004 and the First Amendment Effective Date, all loans under the Term Loan Facility were Eurodollar loans at the borrowing rate of 5.38 percent and 4.13 percent, respectively. As a result of the Amendment, the commitment fee on the Credit-Linked Facility is equal to the sum of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company's debt ratings), plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of September 30, 2004 and the First Amendment Effective Date, the commitment fee on the Credit-Linked Facility was 3.62 percent and 2.37 percent, respectively. In addition, under the Amendment, certain mandatory prepayment requirements were eliminated, and several covenants that restricted or limited the Company's ability to repurchase or refinance Senior Notes, make investments, and incur debt pertaining to letters of credit were amended.

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

NOTE E—Income (Loss) per Common Share

        The following tables reconcile income (loss) (numerator) and shares (denominator) used in the computations of income (loss) from continuing operations per common share (in thousands, except per share data):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Numerator:
Income (loss) from continuing operations	$(29,567)	$27,163	$(32,231)	$68,526
Less preferred dividends	—	—	884	—
Less amortization of redeemable preferred stock issuance costs and other	—	—	171	—
Less preferred stock reorganization items, net	—	—	2,668	—

Income (loss) from continuing operations available to common stockholders—basic	$(29,567)	$27,163	$(35,954)	$68,526
Add: presumed conversion of redeemable preferred stock	—	—	—	—

Income (loss) from continuing operations available to common stockholders—diluted	$(29,567)	$27,163	$(35,954)	$68,526

Denominator:
Weighted average number of common shares outstanding—basic	35,319	35,371	35,300	35,365
Common stock equivalents—stock options	—	996	—	688
Common stock equivalents—warrants	—	227	—	182
Common stock equivalents—redeemable preferred stock	—	—	—	—

Weighted average number of common shares outstanding—diluted	35,319	36,594	35,300	36,235

Income (loss) from continuing operations available to common stockholders per common share—basic	$(0.84)	$0.77	$(1.02)	$1.94

Income (loss) from continuing operations available to common stockholders per common share—diluted	$(0.84)	$0.74	$(1.02)	$1.89

        Weighted average number of common shares outstanding for the three months and nine months ended September 30, 2003 was calculated using the then outstanding shares of the Predecessor Company's pre-petition common stock. Weighted average number of common shares for the three months and nine months ended September 30, 2004 was calculated using outstanding shares of the Reorganized Company's Ordinary Common stock and Multi-Vote Common stock. Conversion of the Predecessor Company's redeemable preferred stock was not presumed for the three months and nine months ended September 30, 2003 due to its anti-dilutive effect. Because the Predecessor Company reported a loss from continuing operations during the three months and nine months ended September 30, 2003, no common stock equivalents were included in the computation of weighted average common shares outstanding. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and nine months ended

September 30, 2004 represent stock options to purchase shares of the Reorganized Company's Ordinary Common Stock, which were granted during the nine months ended September 30, 2004 pursuant to the MIP, and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

NOTE F—Discontinued Operations

Accounting for Discontinued Operations

        The Company has accounted for the disposal of its discontinued segments under APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activities related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three-month and nine-month periods ended September 30, 2003 and 2004. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

        The summarized results of the discontinued operations segments, net of taxes, are as follows (in thousands):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Discontinued Operations
Net revenue(1)	$316	$—	$389	$118

Salaries, cost of care and other operating expenses(2)	25,264	814	26,386	840
Other expenses (income)(3)(4)	(4,012)	(207)	(6,595)	(114)
Reorganization benefit, net(5)	(288)	—	(3,455)	—

Net income (loss)	$(20,648)	$(607)	$(15,947)	$(608)

(1)
Amounts represent settlements of certain outstanding Medicare and Medicaid cost reports.

(2)
In September 2003, the Predecessor Company entered into an agreement to settle certain claims related to the healthcare provider and franchising segment. As a result of the settlement, the Predecessor Company recorded an adjustment to other operating expenses of $24.0 million, for which there was no tax effect.

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

        The remaining assets and liabilities of the discontinued segments at September 30, 2004 include, among other things, (i) cash and cash equivalents of $0.8 million; (ii) restricted cash of $0.8 million; (iii) investment in provider joint ventures of $1.9 million; and (iv) accounts payable and accrued liabilities of $1.6 million. In July 2004, the Reorganized Company sold hospital-based real estate that resulted in a pre-tax loss of $0.1 million that is reflected as loss on disposal of discontinued operations, net of tax, in the accompanying unaudited condensed consolidated financial statements included elsewhere herein for the nine months ended September 30, 2004.

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

        The Company recently renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2004 to June 17, 2005. The general liability policies are written on an "occurrence" basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company also purchases excess liability coverage in an amount deemed reasonable by management for the size and profile of the organization. The Company is responsible for claims within its self-insured retentions, including portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

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

        In the nine months ended September 30, 2004, PIP resulted in the recognition of special charges of (a) $2.6 million to terminate employees that represented both operational and corporate personnel, and (b) $1.8 million to terminate leases and provide for other exit costs. The employee termination costs of $2.6 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations communicated to employees by September 30, 2004 are expected to be completed by December 2004 and termination costs associated with such employees are expected to be paid in full by August 2005. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. Outstanding liabilities of approximately $3.8 million related to PIP are included in the accompanying September 30, 2004 condensed consolidated balance sheet in "Accrued liabilities".

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the nine months ended September 30, 2004 includes a credit of $0.1 million which represents a reduction of previously expensed consulting costs.

        The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2003	Additions	Payments	Adjustments(1)	Balance September 30, 2004
Employee severance and termination benefits	$4,702	$2,613	$(5,183)	$48	$2,180
Lease termination and other costs	146	1,802	(353)	—	1,595

	$4,848	$4,415	$(5,536)	$48	$3,775

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

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through direct contracts with TBH and a contract held by Premier, a joint venture in which the Company owns a fifty percent interest.

        Corporate and Other.    This segment of the Company is composed primarily of operational support functions such as information technology and sales and marketing as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

        During the quarter ended September 30, 2004, the Company's internal reporting of certain operational and corporate support costs, such as claims administration and network services, changed to allocate such costs from the Corporate and Other segment to the Health Plan Solutions, Employer Solutions and Public Sector Solutions segments. Accordingly, the Company has restated the financial results for all prior periods to allocate such costs into the corresponding segments consistent with its internal reporting. This restatement does not affect consolidated financial results for any periods presented. Additionally, in fiscal 2003 the Company transferred the reporting of certain contracts between segments. Refer to the Company's Current Report on Form 8-K dated April 9, 2004 for further discussion related to the fiscal 2003 segment modification.

        The accounting policies of these segments are the same as those described in Note B—"Summary of Significant Accounting Policies". The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest expense, interest income, reorganization expense, stock compensation expense, special charges, goodwill impairment charges, income taxes and minority interest ("Segment Profit"). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2003
Net revenue	$205,740	$38,837	$129,130	$—	$373,707
Cost of care	107,626	9,792	105,406	—	222,824
Direct service costs	44,766	19,085	13,236	—	77,087
Other operating expenses	—	—	—	31,676	31,676
Equity in (earnings) loss of unconsolidated subsidiaries	(1,797)	—	435	—	(1,362)

Segment profit (loss)	$55,145	$9,960	$10,053	$(31,676)	$43,482

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2004
Net revenue	$233,769	$32,991	$191,194	$—	$457,954
Cost of care	126,681	8,981	167,706	—	303,368
Direct service costs	41,483	15,785	10,746	—	68,014
Other operating expenses	—	—	—	22,992	22,992
Equity in earnings of unconsolidated subsidiaries	(1,863)	—	—	—	(1,863)

Segment profit (loss)	$67,468	$8,225	$12,742	$(22,992)	$65,443

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2003
Net revenue	$654,787	$121,329	$396,835	$—	$1,172,951
Cost of care	372,936	34,496	326,049	—	733,481
Direct service costs	135,810	60,213	39,064	—	235,087
Other operating expenses	—	—	—	83,434	83,434
Equity in (earnings) loss of unconsolidated subsidiaries	(4,751)	—	1,590	—	(3,161)

Segment profit (loss)	$150,792	$26,620	$30,132	$(83,434)	$124,110

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2004
Net revenue	$684,094	$102,254	$563,886	$—	$1,350,234
Cost of care	370,254	29,028	499,513	—	898,795
Direct service costs	128,981	49,981	31,190	—	210,152
Other operating expenses	—	—	—	73,234	73,234
Equity in earnings of unconsolidated subsidiaries	(5,561)	—	—	—	(5,561)

Segment profit (loss)	$190,420	$23,245	$33,183	$(73,234)	$173,614

        The segment financial information disclosed for the three and nine months ended September 30, 2003 in the tables above is different than that which was previously reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, due to certain reclassifications between segments as discussed above.

        The following table reconciles Segment Profit to consolidated income (loss) from continuing operations before income taxes and minority interest (in thousands):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Segment profit	$43,482	$65,443	$124,110	$173,614
Depreciation and amortization	(11,593)	(10,712)	(36,265)	(31,478)
Interest expense	(4,748)	(9,109)	(31,474)	(27,499)
Interest income	670	1,760	2,173	3,593
Reorganization expense, net	(4,540)	—	(32,245)	—
Stock compensation expense	—	(2,580)	—	(15,898)
Special charges	(3,230)	(1,770)	(5,322)	(4,304)
Goodwill impairment charges	(28,780)	—	(28,780)	—

Income (loss) from continuing operations before income taxes and minority interest	$(8,739)	$43,032	$(7,803)	$98,028

        The following tables include the restatement of previously reported quarterly results by business segment to reflect the Company's allocation of certain operational and corporate support costs from the Corporate and Other segment to the other segments as discussed above (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2003
Net revenue	$226,632	$42,579	$139,763	$—	$408,974
Cost of care	130,260	13,212	116,576	—	260,048
Direct service costs	46,938	21,126	13,387	—	81,451
Other operating expenses	—	—	—	27,340	27,340
Equity in (earnings) loss of unconsolidated subsidiaries	(1,351)	—	736	—	(615)

Segment profit (loss)	$50,785	$8,241	$9,064	$(27,340)	$40,750

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2003
Net revenue	$222,415	$39,913	$127,942	$—	$390,270
Cost of care	135,050	11,492	104,067	—	250,609
Direct service costs	44,106	20,002	12,441	—	76,549
Other operating expenses	—	—	—	24,418	24,418
Equity in (earnings) loss of unconsolidated subsidiaries	(1,603)	—	419	—	(1,184)

Segment profit (loss)	$44,862	$8,419	$11,015	$(24,418)	$39,878

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended December 31, 2003
Net revenue	$215,753	$37,705	$84,337	$—	$337,795
Cost of care	91,192	10,362	71,449	—	173,003
Direct service costs	44,526	18,858	1,402	—	64,786
Other operating expenses	—	—	—	35,095	35,095
Equity in earnings of unconsolidated subsidiaries	(1,809)	—	(1,232)	—	(3,041)

Segment profit (loss)	$81,844	$8,485	$12,718	$(35,095)	$67,952

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2004
Net revenue	$223,139	$35,269	$181,768	$—	$440,176
Cost of care	123,010	10,227	160,967	—	294,204
Direct service costs	44,372	18,192	10,273	—	72,837
Other operating expenses	—	—	—	26,887	26,887
Equity in earnings of unconsolidated subsidiaries	(1,844)	—	—	—	(1,844)

Segment profit (loss)	$57,601	$6,850	$10,528	$(26,887)	$48,092

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2004
Net revenue	$227,186	$33,994	$190,924	$—	$452,104
Cost of care	120,563	9,820	170,840	—	301,223
Direct service costs	43,126	16,004	10,171	—	69,301
Other operating expenses	—	—	—	23,355	23,355
Equity in earnings of unconsolidated subsidiaries	(1,854)	—	—	—	(1,854)

Segment profit (loss)	$65,351	$8,170	$9,913	$(23,355)	$60,079

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Predecessor Company	Predecessor Company	Predecessor Company	Reorganized Company	Reorganized Company
	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	Three Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004
Segment profit	$40,750	$39,878	$67,952	$48,092	$60,079
Depreciation and amortization	(13,652)	(11,020)	(11,782)	(10,249)	(10,517)
Interest expense	(21,788)	(4,938)	(29,542)	(9,334)	(9,056)
Interest income	827	676	700	781	1,052
Reorganization expense, net	(23,154)	(4,551)	470,462	—	—
Stock compensation expense	—	—	—	(10,777)	(2,541)
Special charges	(1,705)	(387)	(4,206)	(1,908)	(626)

Income (loss) from continuing operations before income taxes and minority interest	$(18,722)	$19,658	$493,584	$16,605	$38,391

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan"), and its majority owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company") should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2004.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

  •
  termination or non-renewal of contracts by customers;

  •
  election of certain of the Company's health plan customers to manage the behavioral healthcare services of their members directly;

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

Overview

        The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs ("EAPs") and (iv) products which combine features of some or all of the Company's risk-based, ASO or EAP products. At September 30, 2004, the Company managed the behavioral healthcare benefits of approximately 58.4 million individuals.

        On January 5, 2004 (the "Effective Date"), the Company's plan of reorganization (the "Plan") became effective and the Company emerged from bankruptcy. The principal terms of the Plan, including the treatment afforded under the Plan to the holders of the Company's pre-existing indebtedness and other liabilities and equity interests, are summarized in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC. In the discussion herein of periods prior to the Effective Date, references to such pre-existing indebtedness and other securities shall have the meaning set forth therein. The Company, as of December 31, 2003 and subsequently, is referred to herein as the "Reorganized Company" and, in connection with prior periods, is referred to herein as the "Predecessor Company." See "New Capitalization" below for a discussion of post-emergence external funding received by the Company.

        As further discussed in "Accounting Impact of Chapter 11 Filing," below, the results of operations for the three months and nine months ended September 30, 2004 and the cash flows for the nine months ended September 30, 2004 are not comparable with the results of operations and cash flows for the similar prior year periods.

        The Company operates in four reportable business segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions ("Health Plan Solutions"); (ii) Magellan Employer Solutions ("Employer Solutions"); (iii) Magellan Public Sector Solutions ("Public Sector Solutions") and (iv) Corporate and Other. See "Business Segments" below for a discussion of each segment. Health Plan Solutions, Employer Solutions and Public Sector Solutions contributed 51.0 percent, 7.2 percent and 41.8 percent, respectively, of the Reorganized Company's net revenue for the quarter ended September 30, 2004, and 50.7 percent, 7.6 percent and 41.7 percent of the Company's net revenue for the nine months ended September 30, 2004. Health Plan Solutions, Employer Solutions and Public Sector Solutions contributed 76.3 percent, 9.3 percent and 14.4 percent, respectively, of the Reorganized Company's segment profit (as defined below), excluding the Corporate and Other segment, for the quarter ended September 30, 2004, and 77.1 percent, 9.4 percent and 13.5 percent of the Company's segment profit, excluding the Corporate and Other segment, for the nine months ended September 30, 2004.

        The Reorganized Company reported income from continuing operations of $27.2 million and $68.5 million, or $0.74 per share and $1.89 per share on a diluted basis, respectively, for the three months and nine months ended September 30, 2004. The Predecessor Company reported losses from continuing operations of $(29.6) million and $(32.2) million, or $(0.84) per share and $(1.02) per share on a diluted basis, respectively, for the three months and nine months ended September 30, 2003. The Reorganized Company reported net income of $26.6 million and $67.9 million, or $0.73 per share and $1.87 per share on a diluted basis, respectively, for the three months and nine months ended September 30, 2004. The Predecessor Company reported net losses of $(50.2) million and $(48.2) million, or $(1.42) per share and $(1.47) per share on a diluted basis, respectively, for the three months and nine months ended September 30, 2003. See "Results of Operations" below for discussion of the components of income (loss) from continuing operations and net income (loss) and explanations for significant variances in amounts reported for the periods presented.

        The Reorganized Company reported cash flow from operating, investing and financing activities of $88.3 million, $(10.1) million and $28.8 million, respectively, for the nine months ended September 30, 2004. The Predecessor Company reported cash flow from operating, investing and financing activities of $140.5 million, $(16.4) million and $(2.5) million for the nine months ended September 30, 2003. Cash flows for the current year and prior year periods were significantly affected by activities related to the bankruptcy filing in March 2003 and the subsequent emergence from bankruptcy in January 2004 with equity financing secured by the Company in the form of an investment by Onex Corporation, a Canadian company, through an affiliate (together, "Onex"). See "Historical—Liquidity and Capital Resources" below for further discussion of cash flows.

        The securing of external capital and restructuring of long-term debt enabled the Company to emerge from bankruptcy, and this new capital along with profitable operations has enabled the Company to focus on executing its strategic plan, which includes improving operating efficiencies and margins and leveraging the Company's market position to grow revenue and increase earnings of its managed behavioral healthcare business, as well as designing new products to facilitate growth of the Company. The Company believes that it has the management expertise and operating and systems infrastructure in place to achieve these objectives; however, no assurance can be given in that regard.

New Capitalization

        Giving effect to the Plan, the Company continued, in its previous organizational form, to conduct its business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, Onex invested approximately $102.1 million in the equity of Magellan in the form of Multi-Vote Common Stock (the "Onex Investment"), which entitles it to a fifty percent voting interest in all matters that come before Magellan's stockholders, with certain exceptions. Pursuant to the Plan, the Company received additional equity infusions totaling $63.3 million from holders of the Company's Old Subordinated Notes (the "Holders") and other general unsecured creditors (the "Other GUCs"), which elected to purchase common stock in the form of Ordinary Common Stock of the Company in an equity offering. Onex's equity investment included initial capital contributions to the Company pursuant to the Plan of $86.7 million and additional capital contributions of $15.4 million under its commitment to fund the election by creditors to receive cash in lieu of common stock distributions in satisfaction of their claims (the "Cash-Out Election") by purchasing that amount of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock cashed out by the Holders and the Other GUCs pursuant to the Cash-Out Election. Capital contributions of $146.9 million, net of approximately $3.1 million of issuance costs and excluding funds received from the Cash-Out Election, are reflected as "Stock subscriptions receivable" in the accompanying condensed consolidated balance sheet as of December 31, 2003. Of the funds received by the Company pursuant to the Cash-Out Election, $15.2 million are included in "Other current assets" in the accompanying condensed consolidated balance sheet as of December 31, 2003, with the remaining amount of $0.2 million being recorded by the Company and paid by Onex subsequent to March 31, 2004. All previously existing equity interests in Magellan were cancelled as of the Effective Date.

        Also pursuant to the Plan, the Company entered into a new credit agreement with Deutsche Bank AG (the "Credit Agreement"), issued $233.5 million of Series A Senior Notes and $7.1 million of Series B Senior Notes (together, the "Senior Notes"), renewed its agreement with Aetna, Inc. ("Aetna") to manage the behavioral healthcare of members of Aetna's healthcare programs and issued to Aetna an interest bearing note in the amount of $48.9 million (the "Aetna Note"). The Company's secured bank loans under its old credit agreement, as existing before the Effective Date (the "Old Credit Agreement"), were paid in full, and other then existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) was cancelled as of the Effective Date.

        The discussion in this section represents a summary of certain transactions which occurred as of and subsequent to the Effective Date pursuant to the Plan. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of the recapitalization of the Company and other transactions pursuant to the Plan.

Business Segments

        Health Plan Solutions.    The Company's Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment's contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans "carve out" behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company's members are the beneficiaries of the health plan (the employees of the customer of the health plan and their dependents), for which the behavioral healthcare services have been carved out to the Company. The Company's Health Plan Solutions segment managed the behavioral health benefits of approximately 42.4 million covered lives as of September 30, 2004.

        Employer Solutions.    The Company's Employer Solutions segment (formerly "Workplace") generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment's managed behavioral healthcare services are primarily ASO products. The Company's Employer Solutions segment provided these services for approximately 13.3 million covered lives as of September 30, 2004.

        Public Sector Solutions.    The Company's Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment's contracts encompass both risk-based and ASO contracts. Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions or Employer Solutions segments due to the nature of populations, benefits provided and other matters. The Company's Public Sector Solutions segment managed the behavioral health benefits of approximately 2.7 million covered lives as of September 30, 2004.

        Corporate and Other.    This segment of the Company is composed primarily of operational support functions such as information technology and sales and marketing as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results. In the quarter ended September 30, 2004, the Company reclassified certain expenses from its Corporate and Other segment to its other business segments, as discussed in Note I—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Significant Customers

        The Company's Health Plan Solutions segment provides managed behavioral healthcare services to certain of the membership of Aetna. During the three months and nine months ended September 30, 2003, the Predecessor Company derived approximately $48.1 million and $144.8 million, respectively, of consolidated net revenue from its contract with Aetna. During the three months and nine months ended September 30, 2004, the Reorganized Company derived approximately $58.4 and $170.4 million, respectively, of consolidated net revenue from its contract with Aetna. The current Aetna contract extends through December 31, 2005, and includes an option for Aetna at that time to either extend the agreement or to purchase certain assets of the Company used solely in the management of the behavioral healthcare of Aetna members (the "Aetna-Dedicated Assets"). If the behavioral health services contract is extended by Aetna at its option through at least December 31, 2006, one-half of the Aetna Note of $48.9 million would be payable on December 31, 2005, and the remainder would be payable on December 31, 2006. If Aetna opts to purchase the Aetna-Dedicated Assets, the purchase price could be offset against any amounts owing under the Aetna Note.

        The Company's Public Sector Solutions segment provides managed behavioral healthcare services to the State of Tennessee's TennCare program, both through direct contracts held by the Company's wholly owned subsidiary Tennessee Behavioral Health, Inc. ("TBH"), and through a contract held by Premier Behavioral Systems of Tennessee, LLC ("Premier"), a joint venture in which the Company owns a fifty percent interest. The direct TennCare contracts (exclusive of Premier's contract with TennCare) accounted for approximately $35.9 million and $121.0 million of the Predecessor Company's net revenues in the three and nine months ended September 30, 2003, respectively. Such revenue included approximately $5.4 million and $34.4 million for the three and nine months ended September 30, 2003, respectively, associated with services performed by the Predecessor Company on behalf of Premier. The direct TennCare contracts accounted for approximately $55.4 million and $120.1 million of the Reorganized Company's net revenues in the three months and nine months ended September 30, 2004, respectively.

        In the three months and nine months ended September 30, 2004, the Reorganized Company recorded approximately $52.0 million and $200.0 million, respectively, in net revenues related to Premier's contract with TennCare, which represents 100 percent of Premier's net revenue derived from such contract, due to the adoption of FIN 46 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements" below for a discussion of FIN 46) pursuant to which the results of operations of Premier were consolidated with the Reorganized Company's results of operations. In the three months and nine months ended September 30, 2003, the results of operations of Premier were accounted for by the Predecessor Company under the equity method of accounting. The consolidation of Premier did not affect the Company's profitability.

        In September 2003, the State of Tennessee issued a request for proposal ("RFP") relating to the TennCare program under which the program would be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract, which has a term from July 1, 2004 through December 31, 2005, with extensions at the State's option through December 31, 2008. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. Effective July 1, 2004 agreements with the State were reached, under which TBH and Premier will continue serving the Middle and West regions of TennCare through December 31, 2005. As a result of these agreements, the Company will continue to manage behavioral health care for the entire TennCare program.

        The Company's Public Sector Solutions segment derives a significant portion of revenue from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues earned by the Predecessor Company from the Pennsylvania Counties in the aggregate totaled approximately $60.0 million and $175.7 million in the three months and nine months ended September 30, 2003, respectively. Revenues earned by the Reorganized Company from the Pennsylvania Counties in the aggregate totaled approximately $48.1 million and $139.3 million in the three months and nine months ended September 30, 2004, respectively. The contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county earned by the Predecessor Company totaled approximately $7.1 million and $20.7 million in the three months and nine months ended September 30, 2003, respectively. Changes in fiscal 2003 in several of the individual contracts for certain of the Pennsylvania Counties have resulted in lower revenue, cost of care and direct service costs, with no impact to the net profitability of the contracts.

Off-Balance Sheet Arrangements

        The Company does not currently maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's finances that is material to investors.

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

        Fresh Start Reporting.    In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Upon adoption of fresh start reporting as of December 31, 2003, the Company created, in substance, per SOP 90-7, a new reporting entity, which is referred to herein as the "Reorganized Company." The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test (see "Goodwill" below).

        Managed Care Revenue.    Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Predecessor Company for the three months and nine months ended September 30, 2003 approximated $325.3 million and $1,008.4 million, respectively. Managed care risk revenue earned by the Reorganized Company for the three months and nine months ended September 30, 2004 approximated $402.8 million and $1,185.8 million, respectively.

        The Company has the ability to earn performance-based revenue, primarily under certain non-risk contracts. Performance-based revenue generally is based on the ability of the Company to manage care for its ASO clients below specified cost targets. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Predecessor Company recognized performance-based revenue of approximately $1.3 million and $5.6 million for the three months and nine months ended September 30, 2003, respectively. The Reorganized Company recognized performance-based revenue of approximately $1.9 million and $5.6 million for the three months and nine months ended September 30, 2004, respectively.

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

        Long-lived Assets.    Long-lived assets, including property and equipment and intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

        Cost of Care and Medical Claims Payable.    Cost of care, recorded as a component of operating expenses, is recognized in the period in which members receive behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable in the Company's condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004 represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR"). The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of September 30, 2004, the Reorganized Company believes that its medical claims payable balance of $200.9 million is adequate in order to satisfy ultimate claim liabilities incurred through September 30, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term.

        Deferred Taxes.    The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts.

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

        After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, and after consideration of changes in estimates identified upon completion of the December 31, 2003 federal income tax return, the Company had estimated tax net operating loss carryforwards ("NOLs") as of December 31, 2003 of approximately $492.2 million available to reduce future federal taxable income. The future utilization of these NOLs could be limited under certain circumstances. These estimated NOLs expire in 2008 through 2019.

        Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. The Company's emergence from bankruptcy and financial restructuring activities created uncertainty as to the Company's ability to realize its NOLs and other deferred tax assets. In addition, the Company's utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of, or ultimate realization of, NOLs. Accordingly, as of December 31, 2003 and September 30, 2004, the Company has a total valuation allowance covering all of the Company's net deferred tax assets; therefore, the Company's income tax provision for fiscal 2004 does not include a deferred tax component. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Reorganized Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company's provision for income taxes in the statements of operations.

        The Predecessor Company recognized current tax expense attributable to estimated, current taxable income for the nine months ended September 30, 2003. This expense was recorded due to the anticipated utilization of previously recognized NOLs that were generated prior to a previous bankruptcy filing in 1992 and were generated prior to the occurrence of certain other events that may cause limitation on its NOLs. This expense also includes changes in estimates regarding the Company's utilization of the above-referenced NOLs due to amendments of prior year tax returns. The Reorganized Company recognized current tax expense attributable to estimated, current taxable income for the nine months ended September 30, 2004. This expense was recorded due to the estimated utilization of NOLs that were generated by the Predecessor Company and were generated prior to the occurrence of certain events that may cause limitation on its NOLs.

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

Accounting Impact of Chapter 11 Filing

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of SOP 90-7 with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company applied the fresh start reporting provisions as of December 31, 2003. Upon adoption of fresh start reporting, the Company created, in substance, per SOP 90-7, a new reporting entity. Accordingly, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and statement of cash flows for the nine months ended September 30, 2004 are not comparable with the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and statement of cash flows for the nine months ended September 30, 2003. Therefore, all statements of operations data for the three months and nine months ended September 30, 2004 and statement of cash flows data for the nine months ended September 30, 2004 have been disclosed herein as results of operations and cash flows of the Reorganized Company, and all statements of operations data for the three months and nine months ended September 30, 2003 and statement of cash flows data for the nine months ended September 30, 2003 have been disclosed herein as results of operations and cash flows of the Predecessor Company. Balance sheet data as of December 31, 2003 and September 30, 2004 presented herein represents balances of the Reorganized Company. All references to the Company with respect to disclosures of amounts recorded for the three months and nine months ended September 30, 2003 in relation to income statement items and recorded for the nine months ended September 30, 2003 in relation to cash flow items pertain to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded for the three months and nine months ended September 30, 2004 or to be recorded subsequent to September 30, 2004 in relation to income statement items and recorded for the nine months ended September 30, 2004 or recorded subsequent to September 30, 2004 in relation to cash flow items pertain to the Reorganized Company.

        The unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and statement of cash flows for the nine months ended September 30, 2003 in this Form 10-Q were prepared in accordance with SOP 90-7, as the Predecessor Company was under bankruptcy protection during those periods. As such, the Predecessor Company's unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and statement of cash flows for the nine months ended September 30, 2003 distinguished transactions and events that were directly associated with the reorganization from the Predecessor Company's ongoing operations. In accordance with SOP 90-7, the write-off of deferred financing fees associated with the 9.375% senior notes due 2007 (the "Old Senior Notes") and the 9% senior subordinated notes due 2008 (the "Old Subordinated Notes"), as well as certain professional fees and expenses and other amounts directly associated with the bankruptcy process, were recorded as reorganization expenses, and are included in the unaudited condensed consolidated statement of operations caption "Reorganization expense, net" for the three months and nine months ended September 30, 2003.

        In accordance with SOP 90-7, the Predecessor Company's redeemable preferred stock was recorded at the amount expected to be allowed as a claim by the Bankruptcy Court. Accordingly, during the three months ended March 31, 2003, the Predecessor Company recorded a net $2.7 million adjustment, which was mainly composed of the write-off of unamortized issuance costs related to the redeemable preferred stock. Such amount is reflected in "Preferred stock reorganization items, net" in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2003 set forth elsewhere herein.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest expense, interest income, reorganization expense, stock compensation expense, special charges, goodwill impairment charges, income taxes and minority interest ("Segment Profit"). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. See Note I—"Business Segment Information" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2003
Net revenue	$205,740	$38,837	$129,130	$—	$373,707
Cost of care	107,626	9,792	105,406	—	222,824
Direct service costs	44,766	19,085	13,236	—	77,087
Other operating expenses	—	—	—	31,676	31,676
Equity in (earnings) loss of unconsolidated subsidiaries	(1,797)	—	435	—	(1,362)

Segment profit (loss)	$55,145	$9,960	$10,053	$(31,676)	$43,482

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2004
Net revenue	$233,769	$32,991	$191,194	$—	$457,954
Cost of care	126,681	8,981	167,706	—	303,368
Direct service costs	41,483	15,785	10,746	—	68,014
Other operating expenses	—	—	—	22,992	22,992
Equity in earnings of unconsolidated subsidiaries	(1,863)	—	—	—	(1,863)

Segment profit (loss)	$67,468	$8,225	$12,742	$(22,992)	$65,443

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2003
Net revenue	$654,787	$121,329	$396,835	$—	$1,172,951
Cost of care	372,936	34,496	326,049	—	733,481
Direct service costs	135,810	60,213	39,064	—	235,087
Other operating expenses	—	—	—	83,434	83,434
Equity in (earnings) loss of unconsolidated subsidiaries	(4,751)	—	1,590	—	(3,161)

Segment profit (loss)	$150,792	$26,620	$30,132	$(83,434)	$124,110

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2004
Net revenue	$684,094	$102,254	$563,886	$—	$1,350,234
Cost of care	370,254	29,028	499,513	—	898,795
Direct service costs	128,981	49,981	31,190	—	210,152
Other operating expenses	—	—	—	73,234	73,234
Equity in earnings of unconsolidated subsidiaries	(5,561)	—	—	—	(5,561)

Segment profit (loss)	$190,420	$23,245	$33,183	$(73,234)	$173,614

        The segment financial information disclosed for the three and nine months ended September 30, 2003 in the tables above is different than that which was previously reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, due to certain reclassifications between segments. See Note I—"Business Segment Information" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion of the segment reclassifications.

        The following table reconciles Segment Profit as calculated above to consolidated net income (loss) for the periods indicated (in thousands):

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Segment profit	$43,482	$65,443	$124,110	$173,614
Depreciation and amortization	(11,593)	(10,712)	(36,265)	(31,478)
Interest expense	(4,748)	(9,109)	(31,474)	(27,499)
Interest income	670	1,760	2,173	3,593
Reorganization expense, net	(4,540)	—	(32,245)	—
Stock compensation expense	—	(2,580)	—	(15,898)
Special charges	(3,230)	(1,770)	(5,322)	(4,304)
Goodwill impairment charges	(28,780)	—	(28,780)	—

Income (loss) from continuing operations before income taxes and minority interest	(8,739)	43,032	(7,803)	98,028
Provision for income taxes	20,825	15,712	24,258	28,976

Income (loss) from continuing operations before minority interest	(29,564)	27,320	(32,061)	69,052
Minority interest, net	3	157	170	526

Income (loss) from continuing operations	(29,567)	27,163	(32,231)	68,526

Discontinued operations:
Income (loss) from discontinued operations(1)	(25,233)	(579)	(25,849)	(509)
Income (loss) on disposal of discontinued operations(1)	4,271	(28)	6,421	(99)
Reorganization benefit, net(1)	314	—	3,481	—

	(20,648)	(607)	(15,947)	(608)

Net income (loss)	$(50,215)	$26,556	$(48,178)	$67,918

(1)
Net of related income taxes.

Reorganized Company quarter ended September 30, 2004 ("Current Year Quarter"), compared to the Predecessor Company quarter ended September 30, 2003 ("Prior Year Quarter")

Health Plan Solutions

Net Revenue

        Net revenue related to the Health Plan Solutions segment increased by 13.6 percent or $28.0 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to net increased membership from existing customers of $11.1 million, favorable rate changes of $10.3 million, favorable contractual settlements with customers in the Current Year Quarter related to prior periods of $5.5 million, and other net changes totaling $7.3 million, which increases were partially offset by decreases due to terminated contracts of $6.2 million.

Cost of Care

        Cost of care increased by 17.7 percent or $19.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to net increased membership from existing customers of $6.3 million, favorable medical claims development recorded in the Prior Year Quarter relating to periods prior to the Prior Year Quarter of $8.2 million, and estimated higher costs due to care trends and other net changes of $17.9 million, which increases were partially offset by terminated contracts of $1.8 million, and favorable medical claims development affecting the Prior Year Quarter recorded subsequent to the Prior Year Quarter of $11.5 million. Cost of care increased as a percentage of risk revenue from 65.9 percent in the Prior Year Quarter to 67.6 percent in the Current Year Quarter, mainly due to higher costs due to care trends.

Direct Service Costs

        Direct service costs decreased by 7.3 percent or $3.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 21.8 percent for the Predecessor Company in the Prior Year Quarter to 17.7 percent for the Reorganized Company in the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Quarter.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) of unconsolidated subsidiaries increased 3.7 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. The increase relates to an increase in equity in earnings related to the Company's investment in Royal Health Care, LLC ("Royal"), mainly due to increased Royal membership.

Employer Solutions

Net Revenue

        Net revenue related to the Employer Solutions segment decreased by 15.1 percent or $5.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $6.5 million, which decrease was partially offset by membership from new customers and other net changes of $0.7 million.

Cost of Care

        Cost of care decreased by 8.3 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $1.5 million, which decrease was partially offset by estimated higher costs due to care trends and other net changes of $0.7 million. Cost of care increased as a percentage of risk revenue from 26.1 percent in the Prior Year Quarter to 30.5 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 17.3 percent or $3.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership and due to cost reduction efforts undertaken by the Company. Direct service costs decreased as a percentage of revenue from 49.1 percent for the Predecessor Company in the Prior Year Quarter to 47.8 percent for the Reorganized Company in the Current Year Quarter, mainly due to the aforementioned cost reduction efforts undertaken by the Company.

Public Sector Solutions

Net Revenue

        Net revenue related to the Public Sector Solutions segment increased by 48.1 percent or $62.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $71.5 million for the Current Year Quarter. Effective December 31, 2003, the Reorganized Company adopted FIN 46, as required, pursuant to which the Reorganized Company has begun consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in the Current Year Quarter, net revenue decreased by $9.4 million. This decrease is primarily due to terminated contracts of $7.2 million, and a contract change with respect to the Pennsylvania Counties of $10.2 million, which decreases were partially offset by net increased membership from existing customers of $1.0 million, net rate increases of $6.1 million and other net changes of $0.9 million.

Cost of Care

        Cost of care increased by 59.1 percent or $62.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is mainly due to the inclusion of approximately $71.5 million of care expense of Premier, due to the consolidation of the results of operations of Premier in 2004, as noted above. Excluding the impact of consolidating Premier in the Current Year Quarter, cost of care decreased by $9.2 million. This decrease is primarily due to terminated contracts of $6.1 million, and a contract change with respect to the Pennsylvania Counties of $7.3 million, which decreases were partially offset by net increased membership from existing customers of $0.9 million, and higher costs due to care trends and other net changes of $3.3 million. Cost of care increased as a percentage of risk revenue from 84.7 percent in the Prior Year Quarter to 90.2 percent in the Current Year Quarter, mainly due to the consolidation of the operating results of Premier, which has a higher ratio of care to risk revenue, and higher care trends experienced in the Current Year Quarter.

Direct Service Costs

        Direct service costs decreased by 18.8 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs was primarily due to a contract change with respect to the Pennsylvania Counties contracts of $2.9 million, which decrease was partially offset by other net increases of $0.4 million. As a percentage of revenue, direct service costs decreased from

10.3 percent for the Predecessor Company in the Prior Year Quarter to 5.6 percent for the Reorganized Company in the Current Year Quarter, primarily due to the aforementioned consolidation of revenue of Premier and the contract change with respect to the Pennsylvania Counties contracts.

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

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 27.4 percent or $8.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease is mainly due to insurance premiums incurred in the Prior Year Quarter of $6.6 million with respect to coverage after the Company's emergence from bankruptcy for acts occurring prior to emergence and other net decreases of $2.1 million, mainly as a result of the Company's cost reduction efforts. As a percentage of total net revenue, other operating expenses decreased from 8.5 percent for the Prior Year Quarter to 5.0 percent for the Current Year Quarter primarily due to the increase in revenue in the Current Year Quarter related to the consolidation of Premier (as described above) and the decreases in other operating expenses.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 7.6 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease is attributable to a reduction in amortization of $1.1 million, mainly due to the reduction in amortization expense associated with the revaluation of intangible assets in conjunction with the adoption of fresh start reporting provisions of SOP 90-7 as of December 31, 2003. This decrease was partially offset by an increase in depreciation expense of $0.2 million.

Interest Expense

        Interest expense increased by 91.9 percent or $4.4 million from the Prior Year Quarter to the Current Year Quarter. Interest expense increased even though there was more debt outstanding in the Prior Year Quarter than in the Current Year Quarter because no interest expense was required to be recorded by the Predecessor Company during the Prior Year Quarter related to the Old Senior Notes and Old Subordinated Notes in accordance with SOP 90-7, as these debt instruments were subject to compromise. Interest expense recorded by the Predecessor Company in the Prior Year Quarter primarily represents interest on amounts outstanding under the Old Credit Agreement. Interest expense recorded by the Reorganized Company in the Current Year Quarter represents interest on amounts outstanding under the Credit Agreement, Senior Notes, the Aetna Note and capital leases.

Other Items

        The Predecessor Company recorded net reorganization expense from continuing operations of $4.5 million during the Prior Year Quarter. The Prior Year Quarter charges are mainly composed of professional fees and expenses associated with the Predecessor Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Predecessor Company recorded special charges of $3.2 million in the Prior Year Quarter. The Reorganized Company recorded special charges of $1.8 million in the Current Year Quarter. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. See Note H—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

        The Reorganized Company recorded approximately $2.6 million of stock compensation expense in the Current Year Quarter related to stock options granted to management (including senior executives), all on or in connection with the Effective Date. See discussion of stock compensation expense in "Outlook—Results of Operations" below.

Income Taxes

        The Company's effective income tax rate was 36.5 percent for the Reorganized Company in the Current Year Quarter and was (238.3) percent for the Predecessor Company in the Prior Year Quarter. As the Company has recorded full valuation allowances for its deferred tax assets, the Company's income tax provision does not include a deferred tax component. The Current Year Quarter effective rate varies from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to the Predecessor Company's financial restructuring activities which resulted in uncertainty as to the Predecessor Company's ability to realize previously recognized NOLs and other deferred tax assets otherwise generated from the net operating loss in prior years.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
Healthcare provider and franchising segments	$(25,117)	$(121)
Specialty managed healthcare segment	(116)	(14)
Human services segment	—	(444)

	$(25,233)	$(579)

        The loss from the healthcare provider and franchising segments for the Predecessor Company in the Prior Year Quarter is primarily the result of the settlement of certain claims, which resulted in an adjustment to other operating expenses of $24.0 million, for which there was no tax effect.

        The loss from the human services segment for the Reorganized Company in the Current Year Quarter represents a change in estimated reserves for various accrued liabilities.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
Healthcare provider and franchising segments	$2,956	$(28)
Specialty managed healthcare segment	1,367	—
Human services segment	(52)	—

	$4,271	$(28)

        The Current Year Quarter loss on disposal for the healthcare provider and franchising segments for the Reorganized Company reflects the loss recognized in the quarter attributable to the sale of a hospital facility formerly used in the operations of such segments, with net proceeds of $2.3 million being received from the sale. The Prior Year Quarter income on disposal in the healthcare provider and franchising segments for the Predecessor Company is primarily attributable to changes in estimates of previously recorded liabilities related to the disposal of the segments.

        The Prior Year Quarter income on disposal in the specialty managed healthcare segment for the Predecessor Company is primarily the result of cash received as a partial payment on a note receivable held by the Predecessor Company that the Predecessor Company had fully reserved in fiscal 2001, resulting in a gain of $0.7 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes).

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Predecessor Company	Reorganized Company
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
Healthcare provider and franchising segments	$289	$—
Specialty managed healthcare segment	25	—

	$314	$—

        As part of its financial restructuring plan and chapter 11 proceedings, the Predecessor Company rejected certain leases for closed offices. To the extent that the estimated cost to the Predecessor Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as reorganization (expense) benefit in accordance with SOP 90-7.

Reorganized Company nine months ended September 30, 2004 ("Current Year Period"), compared to the Predecessor Company nine months ended September 30, 2003 ("Prior Year Period")

Health Plan Solutions

Net Revenue

        Net revenue related to the Health Plan Solutions segment increased by 4.5 percent or $29.3 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to favorable rate changes of $30.6 million, net increased membership from existing customers of $29.3 million, favorable contractual settlements with customers in the Current Year Period related to prior periods of $5.5 million, and other net changes totaling $7.8 million, which increases were partially offset by decreases due to terminated contracts of $43.9 million.

Cost of Care

        Cost of care decreased by 0.7 percent or $2.7 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $20.0 million, favorable medical claims development related to prior periods recorded in the Current Year Period of $6.6 million, favorable medical claims development affecting the Prior Year Period recorded subsequent to the Prior Year Period of $18.5 million (of which $15.7 million was recorded during the three months ended December 31, 2003), and net contract changes (mainly risk to non-risk) of $1.5 million, which decreases were partially offset by net increased membership from existing and new customers of $15.3 million and estimated higher costs due to care trends and other net changes of $28.6 million. Cost of care decreased as a percentage of risk revenue from 73.0 percent in the Prior Year Period to 67.8 percent in the Current Year Period, mainly due to increased revenue from favorable rate changes, the effect of contract changes, the net impact of medical claims development affecting the Current Year Period and Prior Year Period, partially offset by higher costs due to care trends in the Current Year Period.

Direct Service Costs

        Direct service costs decreased by 5.0 percent or $6.8 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the Company's decrease in net membership. Direct service costs decreased as a percentage of revenue from 20.7 percent for the Predecessor Company in the Prior Year Period to 18.9 percent for the Reorganized Company in the Current Year Period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Period.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        Equity in (earnings) of unconsolidated subsidiaries increased 17.0 percent or $0.8 million from the Prior Year Period to the Current Year Period. The increase relates to an increase in equity in earnings related to the Company's investment in Royal, mainly due to increased Royal membership.

Employer Solutions

Net Revenue

        Net revenue related to the Employer Solutions segment decreased by 15.7 percent or $19.1 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $19.4 million, and net decreased membership from existing customers of $1.3 million, which decreases were partially offset by membership from new customers and other net changes of $1.6 million.

Cost of Care

        Cost of care decreased by 15.9 percent or $5.5 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $4.5 million and estimated lower costs due to care trends and other net changes of $1.0 million. The lower costs due to care trends for the Employer Solutions segment are partially due to the closure of several staff offices which had higher per visit costs than that incurred by utilizing the Company's network of outpatient providers. Cost of care increased as a percentage of risk revenue from 29.8 percent in the Prior Year Period to 31.9 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 17.0 percent or $10.2 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly due to lower costs required to support the Company's decrease in net membership and due to cost reduction efforts undertaken by the Company. Direct service costs decreased as a percentage of revenue from 49.6 percent for the Predecessor Company in the Prior Year Period to 48.9 percent for the Reorganized Company in the Current Year Period, mainly due to the aforementioned cost reduction efforts undertaken by the Company.

Public Sector Solutions

Net Revenue

        Net revenue related to the Public Sector Solutions segment increased by 42.1 percent or $167.1 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $179.4 million for the Current Year Period. Effective December 31, 2003, the Reorganized Company adopted FIN 46, as required, pursuant to which the Reorganized Company has begun consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in the Current Year Period, net revenue decreased by $12.3 million. This decrease is primarily due to terminated contracts of $22.2 million, and a contract change with respect to the Pennsylvania Counties of $30.4 million, which decreases were partially offset by net increased membership from existing customers of $21.2 million, increased revenue of $6.7 million associated with cost of care sharing provisions under the TennCare contracts, net rate increases of $11.8 million, and other net increases of $0.6 million.

Cost of Care

        Cost of care increased by 53.2 percent or $173.5 million from the Prior Year Period to the Current Year Period. The increase in cost of care is mainly due to the inclusion of approximately $179.4 million of expenses for care of Premier, due to the consolidation of the results of operations of Premier in 2004, as noted above. Excluding the impact of consolidating Premier in the Current Year Period, cost of care decreased by $5.9 million. This decrease is primarily due to terminated contracts of $18.2 million, and a contract change with respect to the Pennsylvania Counties of $22.0 million, which decreases were offset by net increased membership from existing customers of $17.9 million, higher costs due to care trends and other net changes of $16.4 million. Cost of care increased as a percentage of risk revenue from 85.5 percent in the Prior Year Period to 91.1 percent in the Current Year Period, mainly due to higher care trends experienced in the Current Year Period and the consolidation of the operating results of Premier, which has a higher ratio of care to risk revenue.

Direct Service Costs

        Direct service costs decreased by 20.2 percent or $7.9 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs was primarily due to a contract change with respect to the Pennsylvania Counties contracts of $8.4 million, which decrease was partially offset by other net increases of $0.5 million. As a percentage of revenue, direct service costs decreased from 9.8 percent for the Predecessor Company in the Prior Year Period to 5.5 percent for the Reorganized Company in the Current Year Period, primarily due to the aforementioned consolidation of revenue of Premier and the contract change with respect to the Pennsylvania Counties contracts.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

        The Predecessor Company recorded equity in loss of unconsolidated subsidiaries of approximately $1.6 million in the Prior Year Period, which represented the Predecessor Company's share of net loss realized by Premier. As noted above, the Reorganized Company has consolidated the results of operations of Premier beginning in the Current Year Period in accordance with FIN 46.

Corporate and Other

Other Operating Expense

        Other operating expenses related to the Company's Corporate and Other Segment decreased by 12.2 percent or $10.2 million from the Prior Year Period to the Current Year Period. This decrease is mainly due to insurance premiums of $6.6 million incurred in the Prior Year Period with respect to coverage after the Company's emergence from bankruptcy for acts occurring prior to emergence and other net decreases of $3.6 million, mainly as a result of the Company's cost reduction efforts. As a percentage of total net revenue, other operating expenses decreased from 7.1 percent for the Prior Year Period to 5.4 percent for the Current Year Period primarily due to the increase in revenue in the Current Year Period related to the consolidation of Premier (as described above) and the decreases in other operating expenses.

Depreciation and Amortization

        Depreciation and amortization decreased by 13.2 percent or $4.8 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to changes in the estimated remaining useful lives of certain property and equipment and intangible assets as a result of the application of the fresh start reporting provisions of SOP 90-7 as of December 31, 2003, as well as the inclusion in the Prior Year Period of higher depreciation expense for certain capitalized software assets that became fully depreciated at March 31, 2003.

Interest Expense

        Interest expense decreased by approximately 12.6 percent or $4.0 million from the Prior Year Period to the Current Year Period. The decrease is mainly a result of the reduction of the Predecessor Company's outstanding debt on the Effective Date in accordance with the Plan. Total debt outstanding was reduced by approximately $700 million pursuant to the Plan, most of which related to the elimination of $625 million of principal under the Predecessor Company's Old Subordinated Notes. The Predecessor Company incurred interest expense of approximately $15.5 million on the Old Senior Notes and Old Subordinated Notes in the nine months ended September 30, 2003, all of which was incurred during the three months ended March 31, 2003. Pursuant to SOP 90-7, the Predecessor Company was not required to record interest expense on the Old Senior Notes and Old Subordinated Notes after March 11, 2003, the date on which it filed for bankruptcy, as these debt instruments were subject to compromise.

Other Items

        The Predecessor Company recorded net reorganization expense from continuing operations of $32.2 million during the Prior Year Period. The Prior Year Period charges are mainly composed of the write-off of deferred financing costs and professional fees and expenses associated with the Predecessor Company's financial restructuring process and chapter 11 proceedings. For further discussion, see Note A—"General" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

        The Predecessor Company recorded special charges of $5.3 million in the Prior Year Period. The Reorganized Company recorded special charges of $4.3 million in the Current Year Period. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. See Note H—"Special Charges" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

        The Reorganized Company recorded approximately $15.9 million of stock compensation expense in the Current Year Period mainly related to stock purchased by the CEO, stock granted to the Company's senior executives, stock options granted to management (including senior executives), and stock granted to non-management members of the Board of Directors who are not affiliated with Onex. See discussion of stock compensation expense in "Outlook—Results of Operations" below.

Income Taxes

        The Company's effective income tax rate was 29.6 percent for the Reorganized Company in the Current Year Period and was (310.9) percent for the Predecessor Company in the Prior Year Period. As the Company has recorded full valuation allowances for its deferred tax assets, the Company's income tax provision does not include a deferred tax component. The Current Year Period effective rate varies from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7. The Prior Year Period effective rate varies substantially from federal statutory rates due primarily to changes in estimates regarding the Predecessor Company's anticipated utilization of previously recognized NOLs that existed prior to its emergence from bankruptcy in 1992. Such changes in estimates occurred due to the Predecessor Company's finalization and amendment of certain prior year income tax returns. Because the utilization of such pre-bankruptcy NOLs is subject to continued review and adjustment by the Internal Revenue Service ("IRS"), the Company fully reserves for any utilization of these carryforwards.

Discontinued Operations

        The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Healthcare provider and franchising segments	$(25,733)	$(145)
Specialty managed healthcare segment	(116)	80
Human services segment	—	(444)

	$(25,849)	$(509)

        The loss from the healthcare provider and franchising segments for the Predecessor Company in the Prior Year Period is primarily the result of the settlement of certain claims, which resulted in an adjustment to other operating expenses of $24.0 million, for which there was no tax effect.

        The loss from the human services segment for the Reorganized Company in the Current Year Period represents a change in estimated reserves for various accrued liabilities.

        The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Healthcare provider and franchising segments	$4,418	$(99)
Specialty managed healthcare segment	2,003	—

	$6,421	$(99)

        The Current Year Period loss on disposal for the healthcare provider and franchising segments for the Reorganized Company reflects the loss recognized attributable to the sale of a hospital facility formerly used in the operations of such segments, with net proceeds of $2.3 million being received from the sale. The Prior Year Period income on disposal related to the healthcare provider and franchising segments for the Predecessor Company is attributable to changes in estimates of previously recorded liabilities related to the disposal of the segments. Additionally, the Prior Year Period income on disposal includes gains on the sale of a hospital facility of $0.7 million (before taxes) and cash received as a final distribution associated with a discontinued provider joint venture of $0.8 million (before taxes).

        The Prior Year Period income on disposal in the specialty managed healthcare segment for the Predecessor Company is primarily the result of cash received as a partial payment on a note receivable held by the Predecessor Company that the Predecessor Company had fully reserved in fiscal 2001, resulting in a gain of $1.3 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes).

        The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Predecessor Company	Reorganized Company
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Healthcare provider and franchising segments	$(55)	$—
Specialty managed healthcare segment	3,536	—

	$3,481	$—

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

        Stock Compensation.    Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives"). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also made cash payments to the Senior Executives to approximate the tax liability associated with the compensation expense resulting from the stock grants, the stock purchase and the cash payments, as defined below. Also on the Effective Date, pursuant to the consummation of the Plan, a Management Incentive Plan (the "MIP") became effective under which 4,337,522 stock options were awarded to members of the Company's management and other employees (of which 4,245,822 are outstanding as of September 30, 2004), including an aggregate of 2,891,022 stock options to the Senior Executives pursuant to their employment agreements. All of these awards were contingent upon the Company's emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date. In addition, the Company granted 13,595 shares of Ordinary Common Stock to non-management members of the board of directors who are not affiliated with Onex, pursuant to the Company's 2004 Director Stock Compensation Plan.

        The Reorganized Company recognized approximately $2.6 million and $15.9 million, respectively, in stock compensation expense in the three months and nine months ended September 30, 2004 with respect to these transactions. Of the total stock compensation recorded in the nine months ended September 30, 2004, approximately $6.3 million represents compensation expense related to the stock grants to the Senior Executives and approximately $1.5 million related to the purchased shares by the Chief Executive Officer. Both of these amounts include compensation with regard to cash payments made to approximate the income taxes on such stock grants and stock purchase and cash payments. Additionally, compensation expense of approximately $0.4 million was recognized related to stock grants to non-management members of the Board of Directors who are not affiliated with Onex. The remaining $7.7 million represents compensation expense related to the grant of stock options under the MIP. With respect to the options granted on the Effective Date, the Company estimates that it will record additional stock compensation expense in the amount of $41.5 million, before taxes, and that the Reorganized Company will recognize approximately $2.6 million of such expense in the remainder of fiscal 2004 and approximately $10.3 million, $10.3 million, $7.2 million, $3.7 million and $7.4 million of such expense in fiscal years 2005, 2006, 2007, 2008 and 2009 and beyond, respectively. However, certain of these expenses may be accelerated depending on the market price performance of the Ordinary Common Stock.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the borrowing levels under the Credit Agreement and the Aetna Note as of September 30, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

        Amendment to Credit Amendment.    As discussed in Note D—"Long-Term Debt and Capital Lease Obligations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein, on October 25, 2004, the Company amended its Credit Agreement to, in part, reduce the annual interest rate on borrowings under the Term Loan Facility and to reduce the commitment fee on the Credit-Linked Facility, each by 1.25 percent. In addition, effective September 30, 2004, the Company reduced its Credit-Linked Facility from $80.0 million to $50.0 million. The Company estimates that these changes will decrease the amount of interest and fees the Company would have otherwise paid under the Credit Agreement in 2005 by $2.0 million to $3.0 million.

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

        In the nine months ended September 30, 2004, PIP resulted in the recognition of special charges of (a) $2.6 million to terminate employees that represented both operational and corporate personnel, and (b) $1.8 million to terminate leases and provide for other exit costs. The employee termination costs of $2.6 million, which are provided under an ongoing benefit arrangement, include severance and related termination benefits, including payroll taxes. All terminations communicated to employees by September 30, 2004 are expected to be completed by December 2004 and termination costs associated with such employees are expected to be paid in full by August 2005. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Lease termination costs are accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses. Outstanding liabilities of approximately $3.8 million related to PIP are included in the accompanying September 30, 2004 condensed consolidated balance sheet in "Accrued liabilities".

        Implementation of PIP resulted in additional incremental costs that were expensed as incurred. Special charges for the nine months ended September 30, 2004 includes a credit of $0.1 million which represents a reduction of previously expensed consulting costs.

        The Company intends to continue implementing PIP initiatives throughout fiscal 2004. Management estimates that the Company will incur less than $1.0 million of costs related to PIP activities in the remainder of fiscal 2004. The Company expects to fund these costs with internally generated funds; however, there can be no assurance that the Company will be able to fund or implement successfully these initiatives.

Historical—Liquidity and Capital Resources

        Operating Activities.    Net cash provided by operating activities decreased by approximately $52.2 million for the Current Year Period (nine months ended September 30, 2004) as compared to the Prior Year Period. The decrease in operating cash flows is primarily due to net payments for liabilities related to the chapter 11 proceeding that include professional fees and claim settlements, an increase in cash interest payments, and other negative working capital changes mainly due to timing. Partially offsetting these reductions to operating cash flows is the Company's increase in segment profit.

        During the Current Year Period, net bankruptcy-related liabilities decreased by approximately $66.1 million, which is primarily attributable to claim settlements and the payment of professional fees. Such amount is net of the receipt of $15.2 million from Onex related to shares not purchased under the Cash-Out Election. Cash interest payments made in the Current Year Period totaled $17.4 million as compared to $12.0 million for the Prior Year Period. Segment profit was $173.6 million and $124.1 million for the Current Year Period and Prior Year Period, respectively.

        Investing Activities.    Approximately $15.2 million and $12.4 million were utilized during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

        During the Current Year Period the Company received proceeds of $2.3 million from the sale of a hospital facility, net of transaction costs, related to the discontinued healthcare provider and franchising segments, which resulted in a pre-tax loss of $0.1 million. Proceeds of $2.6 million from the sale of assets, net of transaction costs, were received during the Prior Year Period, which resulted in a pre-tax gain of $1.7 million. In the Prior Year Period, proceeds of $2.4 million were received related to the discontinued healthcare provider and franchising segments, with $1.6 million from the sale of a hospital facility and $0.8 million as a final distribution associated with a discontinued provider joint venture.

        Approximately $3.7 million was utilized during the Prior Year Period for acquisitions and investments in businesses, and relates to earn-out payments with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company.

        Financing Activities.    Net proceeds of $147.9 million were received in the Current Year Period from the issuance of new equity, net of issuance costs of approximately $3.1 million. Net proceeds of $92.8 million were received in the Current Year Period from the issuance of long-term debt, net of issuance costs of $7.4 million. Repayments of $192.4 million in debt upon consummation of the Plan, $11.2 million of indebtedness outstanding under the Term Loan Facility and $8.3 million on capital lease obligations were made in the Current Year Period.

        The debt paid upon consummation of the Plan of $192.4 million on the Effective Date was composed of payments of $160.8 million of amounts outstanding under the Old Credit Agreement, $16.6 million of principal on the Old Senior Notes and $15.0 million related to a debt obligation to Aetna.

        During the Prior Year Period, the Company made payments on capital lease obligations of $2.6 million and had other net financing sources of $0.1 million.

Outlook—Liquidity and Capital Resources

        Credit Agreement.    The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an original aggregate principal amount of $80.0 million. As of September 30, 2004, the Company reduced the Credit-Linked Facility to $50.0 million. Borrowings under the Credit Agreement will mature on August 15, 2008 and certain quarterly principal payments on the Term Loan Facility are also required. As of September 30, 2004, the Company had outstanding approximately $88.8 million under the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of September 30, 2004, the Company had issued letters of credit in the amount of $45.1 million, resulting in unutilized commitments under the Credit-Linked Facility of $4.9 million. See Note D—"Long-Term Debt and Capital Lease Obligations" to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion of the Credit Agreement.

        Liquidity.    During the remainder of fiscal 2004, the Company expects to pay its current obligations and fund its capital expenditures with cash from operations. Scheduled maturities under the Term Loan Facility amount to $3.8 million through December 31, 2004. The Company will be required to repay $1.8 million of capital lease obligations through December 31, 2004. Interest payments on amounts outstanding as of September 30, 2004 related to the Credit Agreement, the Senior Notes, the Aetna Note and various capital lease obligations are estimated to be $14.0 million in the remainder of fiscal 2004. These interest payments include interest on outstanding letters of credit, fees for unused commitments under the Credit Agreement and certain other bank fees. The Company estimates that it will spend approximately $8.0 million to $13.0 million of additional funds in fiscal 2004 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in the remainder of fiscal 2004.

        Restrictive Covenants in Debt Agreements.    On the Effective Date, the Reorganized Company entered into the Credit Agreement and an indenture governing the terms of the Senior Notes (the "Indenture"). As discussed above, the Credit Agreement was amended as of October 25, 2004. In general, the Credit Agreement, as amended, and the Indenture contain a number of covenants that limit management's discretion in the operations of the Company and its subsidiaries by restricting or limiting the Company's ability to, among other things:

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

        Net Operating Loss Carryforwards.    During fiscal 2000, the Company reached an agreement (the "IRS Agreement") with the IRS related to its federal income tax returns for the fiscal years ended September 30, 1992 and 1993. The IRS had originally proposed to disallow approximately $162.0 million of deductions related primarily to interest expense in fiscal 1992. Under the IRS Agreement, the Company paid approximately $1.0 million in taxes and interest to the IRS in the second quarter of fiscal 2001 to resolve the assessment specifically relating to taxes due for these open years, although no concession was made by either party as to the Company's ability to utilize these deductions through NOLs. While any IRS assessment related to these deductions is not expected to result in a material cash payment for income taxes related to prior years, the Company's federal NOLs could be reduced if the IRS later successfully challenges these deductions. The Company's emergence from bankruptcy and financial restructuring activities created uncertainty as to the Company's ability to realize its NOLs and other deferred tax assets. In addition, the Company's utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of, or the ultimate realization of, NOLs. Accordingly, as of December 31, 2003 and September 30, 2004, the Company maintains a total valuation allowance covering all of the Company's net deferred tax assets.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46"). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Reorganized Company adopted the provisions of FIN 46 effective December 31, 2003. Adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company has determined that it is the primary beneficiary of Premier, a variable interest entity for which the Reorganized Company maintains a fifty percent voting interest. Concurrent with the provisions of FIN 46, the Reorganized Company consolidated the balance sheets of Premier into the Reorganized Company's balance sheets as of December 31, 2003 and September 30, 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier's earnings or loss in its consolidated statements of operations under the caption "Equity in (earnings) loss of unconsolidated subsidiaries". In the three months and nine months ended September 30, 2004, the Reorganized Company consolidated the results of operations of Premier in its condensed consolidated statement of operations. See further discussion of the adoption of FIN 46, including disclosures required by FIN 46, in Note B—"Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements set forth elsewhere herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the borrowing levels under the Credit Agreement and the Aetna Note as of September 30, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4. Controls and Procedures.

  a)
  The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

  b)
  There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        The Company entered into an amendment, effective as of October 25, 2004, of its Credit Agreement to reduce the annual interest rate on borrowings under the Term Loan Facility and to reduce the commitment fee on the Credit-Linked Facility, as further discussed in Note D—"Long-Term Debt and Capital Lease Obligations" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Item 6. Exhibits

10.1	Amendment to Credit Agreement effective as of October 25, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2004	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer