Form 10-K
period 2004-12-31
MAGELLAN HEALTH SERVICES INC
filed 2005-03-03
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1076937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16 Munson Road, Farmington, Connecticut	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 507-1900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Ordinary Common Stock par value ($0.01 per share).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $899 million.

The number of shares of reorganized Magellan Health Services, Inc.’s Ordinary Common Stock and Multi-Vote Common Stock outstanding as of February 28, 2005 was 26,865,166 and 8,505,600, respectively.

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

Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference.

MAGELLAN HEALTH SERVICES, INC.
REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading “Cautionary Statements” in Item 1 and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements.

Item 1.   Business

Magellan Health Services, Inc. (“Magellan”) was incorporated in 1969 under the laws of the State of Delaware. The Company’s executive offices are located at 16 Munson Road, Farmington, Connecticut 06032, and its telephone number at that location is (860) 507-1900.

Magellan, directly and through its subsidiaries (collectively, the “Company”) coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. See “Business—Provider Network” for further discussion of the Company’s managed behavioral healthcare network. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) and (iv) products that combine features of some or all of the Company’s risk-based, ASO or EAP products. At December 31, 2004, the Company managed the behavioral healthcare benefits of approximately 57.1 million individuals.

In May 2003, the Company’s board of directors approved a change in the Company’s fiscal year. Instead of a fiscal year ending on September 30, the Company has adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. On August 12, 2003, the Company filed with the Securities and Exchange Commission (“SEC”) a Transition Report on Form 10-K for the three-month period ended December 31, 2002. Throughout this Report on Form 10-K, references to the Company’s historical financial information prior to December 31, 2002 will refer to the Company’s former fiscal year end of September 30. For example, fiscal year 2002 corresponds to the twelve-month period ended September 30, 2002, and references to fiscal 2003 and 2004 relate to the Company’s fiscal years ended December 31, 2003 and 2004, respectively.

Emergence From Chapter 11

On January 5, 2004 (the “Effective Date”), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. The cash and other distributions to which the Company’s former creditors and stockholders became entitled under the Plan were made on the Effective Date or shortly thereafter, except that distributions in respect of certain disputed claims were reserved as of the Effective Date, to be made upon resolution of the disputed claims.  As discussed below, all but an immaterial portion of such disputed claims were resolved and the required distributions were completed during 2004. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003.

The following is a summary of the transactions which became effective on the Effective Date pursuant to or in connection with the consummation of the Plan. The distributions to which the Company’s former creditors and shareholders became entitled under the Plan were made by the Company on the Effective Date or were disbursed in accordance with the Plan soon thereafter, except for certain immaterial distributions that were subsequently made or will be made in the future as provided for by the Plan upon certain conditions being satisfied. This summary only highlights certain of the substantive provisions of the Plan and the documents implementing the Plan and is qualified in its entirety by reference to (i) the full text of the Plan, a copy of which was filed as Exhibit 2(a) to Magellan’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2003, as first supplemented by the modification filed as Exhibit 99.2 to Magellan’s Current Report on Form 8-K filed with the SEC on September 30, 2003 and further supplemented by the modification filed as Exhibit 2.3 to Magellan’s Current Report on Form 8-K filed with the SEC on October 9, 2003 and as to be implemented pursuant to the confirmation order, a copy of which was filed as Exhibit 2.4 to Magellan’s Current Report on Form 8-K filed with the SEC on October 9, 2003, and (ii) the implementing documents, which are referred to below in this summary, filed as Exhibits 2.2 - 2.15 to Magellan’s Current Report on Form 8-K filed with the SEC on January 6, 2004, and as amended in certain instances by Magellan’s Current Reports on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2004.

Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, the Company’s secured bank loans, as existing before the Effective Date, were paid in full, and other then-existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) and the then-existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, as further described below, all as of the Effective Date.

On the Effective Date, the Company entered into a credit agreement with Deutsche Bank, as lender and administrative agent, and other lenders providing for a $100.0 million term loan, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on term loan and revolving credit borrowings fluctuates, and originally was at a rate that was equal to the higher of (i) the prime rate established by Deutsche Bank or (ii) one-half of one percent in excess of the overnight “federal funds” rate, as from time to time in effect, plus in either case two and one-half percent per year, subject to the Company’s election to have interest calculated based on the “Eurodollar rate” offered by Deutsche Bank plus three and one-half percent per year (see discussion of credit agreement amendment below). The interest rate on letter of credit-related borrowings was fixed at 3.5 percent. However, in each case the interest rate could be reduced upon achievement of certain conditions. Borrowings under the credit agreement will mature on August 15, 2008 and certain quarterly principal payments on the term loan are also required. Magellan’s obligations under the credit agreement are guaranteed by substantially all of the subsidiaries of Magellan and are secured by substantially all of the assets of Magellan and the subsidiary guarantors. On the Effective Date, in accordance with the Plan, the proceeds of the term loan, together with other existing funds, were used to repay in full the Company’s senior secured bank indebtedness under its previous credit agreement (the “Old Credit Agreement”) of approximately $161 million, to make other cash payments contemplated by the Plan, to pay fees and expenses related to the chapter 11 cases, and for general working capital purposes. In addition, the letter of credit facility has been utilized to back letters of credit outstanding on the Effective Date and to provide additional letters of credit when needed for the Company’s business. In September 2004, the Company reduced the letter of credit facility from $80.0 million to $50.0 million. Also, in October 2004 the credit agreement was amended to reduce the annual interest rate on borrowings under the term loan facility and the letter of credit facility, each by 1.25 percent. This credit agreement as initially entered into and as amended is referred to hereafter as the “Credit Agreement.” For a further discussion of the Credit Agreement, see Note 7—“Long-Term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein.

As of the Effective Date, in satisfaction of the $250.0 million of principal owed on the 9.375% senior notes due 2007 (the “Old Senior Notes”) and all accrued and unpaid interest thereon, the Company issued to the holders of such notes approximately $233.5 million in original principal amount of Series A notes of a new issue of senior notes due November 15, 2008 (the “Series A Notes,” together with the Series B Notes (see below), the “Senior Notes”) and made a cash payment of approximately $46.1 million. The terms of the Senior Notes are substantially similar to those of the Old Senior Notes, except that they mature on November 15, 2008. For a further discussion of the Senior Notes, see Note 7—“Long-Term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein.

Under the Plan, holders of the Company’s previously outstanding 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the “Old Subordinated Notes”) and holders of general unsecured creditor claims, other than claims on the Old Senior Notes and Old Subordinated Notes (“Other GUCs”), were to receive in the aggregate approximately 97 percent of the Ordinary Common Stock par value $0.01 per share (“Ordinary Common Stock”) (or approximately 22.3 million shares) of the reorganized Company (before giving effect to the Cash-Out Elections discussed below). The actual number of shares allocated between these two classes of creditors, as well as the number of shares allocated to each individual creditor in such creditor classes, was made, in accordance with the Plan, based upon the estimated, total aggregate claims value of the two creditor classes, as discussed further below.

As of the Effective Date, the Company estimated that the holders of the Old Subordinated Notes would receive in satisfaction of their claims (including all accrued and unpaid interest), approximately 20.5 million shares of Ordinary Common Stock of Magellan (before giving effect to the Cash-Out Elections discussed below). Accordingly, the Company distributed, as of the Effective Date, approximately 32.83 shares per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof were issued or paid). The Ordinary Common Stock share distribution amount has been adjusted during 2004 and is subject to further adjustment as set forth below.

In accordance with the Plan, Other GUCs received in satisfaction of their claims (including any unpaid interest accrued thereon) the following consideration for each $1,000 of claim value: (i) $50.34 in cash, (ii) $254.99 of Series B of the Senior Notes (“Series B Notes”), and (iii) 22.41 shares of Ordinary Common Stock (although no fractional shares or cash in lieu thereof were or will be issued or paid), for an aggregate of 1.8 million shares (before giving effect to the Cash-Out Elections discussed below). Reflected on the Company’s balance sheet as of December 31, 2003 and 2004 were approximately $5.1 million and $5.3 million, respectively, of Series B Notes for the settled claims of Other GUCs. Also, the Company issued $1.8 million of Series B Notes as partial consideration for services performed by one of the financial advisers involved with the reorganization efforts. The Series B Notes consideration for claims of certain Other GUCs was settled for cash, based upon claim settlement terms between the Company and such individual general unsecured claimants. The Ordinary Common Stock share distribution amount has been adjusted during 2004 and is subject to further adjustment as set forth below.

As of February 22, 2005, the total amount of outstanding, disputed claims for Other GUCs is $6.3 million (“Disputed Claims”). The Company does not believe that it is probable that liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2004. Nonetheless, the Company has reserved, but treated as outstanding, 144,437 shares of Ordinary Common Stock which will be distributed in accordance with the terms of the Plan to holders of the Old Subordinated Notes or Other GUCs (including holders of Disputed Claims to the extent their claims are allowed) upon the final resolution of the Disputed Claims, subject, however, to adjustment on account of Cash-Out Elections as described below.  If the Disputed Claims were to be resolved for their full amount of $6.3 million, then the Company would also be required to issue to the individual claimants that filed the Disputed Claims additional consideration of $0.3 million in cash and Series B Notes of $1.6 million.

Also on the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, three new classes of capital stock were authorized and Magellan’s certificate of incorporation and bylaws were amended and restated. Specifically, 100 million shares of Ordinary Common Stock, and 40 million shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share (“Multi-Vote Common Stock”) were authorized, as were 10 million shares of Preferred Stock, $0.01 par value per share (the “Preferred Stock”), that are issuable at the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). No shares of Preferred Stock were issued or are to be issued under the Plan. Shares of the Multi-Vote Common Stock may only be issued to, and held by, Onex Corporation, a Canadian corporation, or an affiliate thereof (collectively, “Onex”). As described below, Onex, in connection with the Plan, invested in the equity of Magellan in the form of shares of Multi-Vote Common Stock. Upon transfer of any shares of Multi-Vote Common Stock to any party other than Onex, the shares of Multi-Vote Common Stock will automatically convert on a share-for-share basis into shares of Ordinary Common Stock. In addition, any shares of Ordinary Common Stock that Onex may come to own at any time when the Multi-Vote Common Stock is outstanding will automatically convert into shares of Multi-Vote Common Stock.

In general, the Multi-Vote Common Stock and Ordinary Common Stock have the same powers, privileges and rights, and each share represents an equivalent interest in Magellan’s equity, except that the shares of Multi-Vote Common Stock will have the number of votes per share from time to time sufficient so that all the outstanding shares of Multi-Vote Common Stock will have an equal number of votes as all the outstanding shares of Ordinary Common Stock (i.e., the Multi-Vote Common Stock will be entitled to exercise 50 percent of the voting power of all the classes of common stock of Magellan). The Multi-Vote Common Stock and Ordinary Common Stock also differ in that each class has different voting rights in the election of directors and certain other voting rights and other special rights and privileges. The Multi-Vote Common Stock will cease to have any special voting rights or any other special rights or powers in the event the outstanding shares of Multi-Vote Common Stock cease to represent at least 15.33 percent of the total number of shares of common stock (both Ordinary Common Stock and Multi-Vote Common Stock) issued on the Effective Date (approximately 35.1 million shares) or at least 10 percent of the total number of shares of common stock outstanding at any time (the “Minimum Hold Condition”). Additional information regarding the voting rights of the Ordinary Common Stock and the Multi-Vote Common which would otherwise be reflected in Item 10—“Directors and Executive Officers of the Registrant,” is incorporated by reference from the Company’s Proxy Statement related to its 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than April 30, 2005. Shares of the Ordinary Common Stock and Multi-Vote Common Stock are referred to below collectively as “Shares of Common Stock.”

As part of the Plan, Magellan offered to holders of its Old Subordinated Notes, the Other GUCs and one holder of an administrative claim the opportunity to purchase, on the effective date of the Plan, up to

6,052,632 shares of Ordinary Common Stock for a total purchase price of $75 million ($12.39 per share). The Company also received as part of the Plan a commitment from Onex to purchase on the same terms a number of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock not purchased in the Equity Offering by the creditors to whom such shares were offered. Pursuant to the equity offering included in the Plan, creditors purchased 5,111,019 shares of Ordinary Common Stock and Onex purchased 941,613 shares of Multi-Vote Common Stock.

Onex also purchased, pursuant to an additional commitment under the Plan, 6,052,632 shares of Multi-Vote Common Stock for a total purchase price of $75 million (the “Onex Investment”), or $12.39 per share. In addition, Onex committed, under the Plan, to fund an offer made by Magellan pursuant to the Plan to holders of its Old Subordinated Notes and to the Company’s other general unsecured creditors permitting them to elect to receive $9.78 in cash per share in lieu of the shares of Ordinary Common Stock they would otherwise receive under the Plan (the “Cash-Out Election”). Onex committed to fund the Cash-Out Election by purchasing that amount of shares of Multi-Vote Common Stock at $9.78 per share equal to the amount of shares of Ordinary Common Stock cashed out pursuant to the Cash-Out Election. As of December 31, 2003, Onex had purchased and committed to purchase 8,552,700 shares of Multi-Vote Common Stock shares in the aggregate (941,613 shares in the Equity Offering, 6,052,632 shares pursuant to the Onex Investment and 1,558,455 shares to fund the Cash-Out Election). In January 2004, Onex sold 82,854 shares of Multi-Vote Common Stock to Morgan Noble LLC, resulting in the conversion of such shares to Ordinary Common Stock upon the transfer of the shares. Also during fiscal 2004, Onex purchased another 17,904 shares of Multi-Vote Common Stock as a result of its commitment under the Cash-Out Election. Therefore, as of December 31, 2004, Onex owned 8,487,750 shares of Multi-Vote Common Stock. These shares represented approximately 24.0 percent of the shares of common stock outstanding as of December 31, 2004, and 23.3 percent of the common stock on a fully diluted basis as of December 31, 2004. As part of Onex’s commitment under the Cash-Out Election, as of February 22, 2005, Onex is required to purchase an additional 17,850 shares of Multi-Vote Common Stock based on the resolution of disputed claims for Other GUCs through such date. Also in relation to Onex’s commitment under the Cash-Out Election, subsequent to February 22, 2005, Onex may be required to purchase additional Multi-Vote Common Stock shares, totaling up to a maximum of 11,269 shares, based upon the ultimate resolution of the remaining Disputed Claims.

The previously outstanding Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date and the holders thereof were issued 456,660 shares of Ordinary Common Stock, as well as warrants to purchase until January 5, 2011 for $30.46 per share, 456,660 shares of Ordinary Common Stock. The previously outstanding common stock of Magellan also was cancelled on the Effective Date and the holders thereof received 114,165 shares of Ordinary Common Stock, as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share, 114,165 shares of Ordinary Common Stock. For further information regarding the warrants issued under the Plan, see Note 8—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein. Pursuant to the Plan, on the Effective Date all previously outstanding options and warrants to purchase common stock of Magellan were cancelled.

As part of the consummation of the Plan, an agreement became effective between Aetna, Inc. (“Aetna”) and the Company to renew their behavioral health services contract, relating to the Company’s management of the behavioral health care of members of Aetna’s healthcare programs through December 31, 2005. On December 8, 2004, the Company was informed that Aetna planned to not renew such contract as of December 31, 2005, and that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral health care services for Aetna’s members (the “Aetna Assets”). Pursuant to the Plan, on February 23, 2005, the Company and Aetna executed an asset purchase agreement related to Aetna’s purchase of the Aetna Assets. The purchase price for the Aetna Assets is based on certain variable factors and the Company estimates that the price will be $50 million to $55 million. Pursuant to the Plan, on the Effective Date, the

Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the “Aetna Note”) for the balance of $48.9 million, which will mature on December 31, 2005. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Upon Aetna’s purchase of the Aetna Assets, the purchase price (or a portion thereof) could be offset against any amounts owing under the Aetna Note. Also pursuant to the Plan, the Company issued to Aetna a warrant to purchase 230,000 shares of Ordinary Common Stock from January 1, 2006 to January 5, 2009 at a purchase price of $10.48 per share. For further information regarding the Company’s agreement with Aetna, the Aetna Note and the warrant issued to Aetna under the Plan, see Note 7—“Long-Term Debt and Capital Lease Obligations” and Note 8—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

On the Effective Date, Magellan’s Board of Directors was reconstituted to consist of nine members, as specified in accordance with the Plan. Information on the members of the Magellan Board of Directors as required to be disclosed in Part III of this report is incorporated by reference from the Company’s Proxy Statement related to its 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than April 30, 2005.

The Company’s senior executive officers before the Effective Date (Steven J. Shulman, René Lerer, M.D. and Mark S. Demilio) entered into employment agreements with Magellan as of the Effective Date in a form provided by the Plan and continued in their current positions. In general, the Company’s other senior officers continued in Magellan’s employment in substantially the same positions after the Effective Date and entered into employment agreements with Magellan in a form provided by the Plan. The 2003 Management Incentive Plan became effective on the Effective Date in accordance with the Plan, under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company’s management and other employees. The Company’s employment agreements with its senior executive officers provided for the purchase by Mr. Shulman of certain shares of Ordinary Common Stock and for the grant to each such officer pursuant to the 2003 Management Incentive Plan of certain restricted shares of Ordinary Common Stock, all as of the Effective Date, and for certain cash payments to such officers related to the income taxes incurred by them in connection with such transactions. Options for a total of 4.4 million shares of Ordinary Common Stock were issued under the 2003 Management Incentive Plan during fiscal 2004. Information on the Company’s executive officers, their compensation and the 2003 Management Incentive Plan, as required to be disclosed in Part III of Form 10-K, is incorporated by reference from the Company’s Proxy Statement related to its 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than April 30, 2005. See Note 8—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein for a discussion of charges recorded by the Company related to stock grants, stock options and cash payments pursuant to the employment agreements and stock options under the 2003 Management Incentive Plan.

Before the Effective Date, the common stock of the Company was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On the Effective Date, the Ordinary Common Stock of Magellan, as issued in accordance with the Plan, was deemed registered under Section 12(g) of the Exchange Act as a successor issue, and Magellan as reorganized was deemed a successor issuer, in relation to the previously registered common stock in accordance with SEC Rule 12g-3(a). In addition, the warrants issued to former common and preferred stockholders as referred to above became registered under Section 12(g) of the Exchange Act pursuant to a registration statement on Form 8-A. The Ordinary Common Stock of the Company, including shares that may be issued upon conversion of shares of Multi-Vote Common Stock and upon exercise of the warrants and options referred to above, became listed on the Nasdaq Stock Market under the ticker symbol “MGLN” on January 6, 2004. On the Effective Date, in accordance with the Plan, Magellan also entered into a Registration Rights

Agreement with Onex and Aetna, providing them rights with respect to the registration of their shares for public sale under the Securities Act of 1933, as amended, in certain circumstances.

On November 24, 2004, the Company and its pertinent subsidiaries filed an application with the Bankruptcy Court for a final decree to close their chapter 11 case. The application was entered by the Bankruptcy Court on January 19, 2005 thereby closing the chapter 11 case.

Accounting for Consummation of the Plan

In connection with the consummation of the Plan, the Company adopted the “fresh start reporting” provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Under the provisions of SOP 90-7, fresh start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions to the Company were satisfied as of December 29, 2003 (the “Material Conditions Date”). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the consolidated financial statements as of and for the year ended December 31, 2003 included elsewhere herein. See “Critical Accounting Policies and Estimates” in Item 7 and Note 2—“Fresh Start Reporting” to the consolidated financial statements elsewhere herein for further discussion of fresh start reporting and adjustments recorded pursuant to the application of SOP 90-7 by the Company.

As a result of the application of the fresh start reporting provision of SOP 90-7, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheet as of, and subsequent to, December 31, 2003. All balance sheet data as of, and subsequent to December 31, 2003 represents balances of the “Reorganized Company,” and all balance sheet data prior to December 31, 2003 represents balances of the “Predecessor Company.” Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to statement of operations or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to statement of operations or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

History

Prior to 1997, the Company’s primary business was the operation of psychiatric hospitals. In addition, the Company operated, through its human services segment, specialty home-based healthcare services.

In late 1997 and early 1998, the Company completed its acquisition of Green Spring Health Services, Inc. (“Green Spring”), a managed behavioral healthcare company specializing in mental health and substance abuse/dependence services, purchased Human Affairs International, Incorporated (“HAI”), which managed behavioral healthcare programs primarily through EAPs and other managed behavioral healthcare plans, and acquired Merit Behavioral Care Corporation (“Merit”), which managed behavioral healthcare programs across all segments of the healthcare industry.

In September 1999, the Company completed its exit from the healthcare provider and franchising businesses. In October 2000, the Company adopted a formal plan to exit from the businesses included in the Company’s specialty managed healthcare. In January 2001, the Board of Directors approved the sale of the stock of National Mentor, Inc. (“Mentor”), which represented the business and interests that comprised the Company’s human services segment.

The Company accounted for the exits from these business segments under Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). As a result of these transactions, the Company’s sole business is the managed behavioral healthcare business.

Due primarily to the debt-financed acquisitions noted above, and the subsequent disposal activities, the Company had amassed over $1.0 billion in total debt as of September 30, 2002. Although the Company believed it had sufficient cash on hand to meet its then current operating obligations, the Company did not believe it had sufficient cash on hand or capacity to borrow under the Old Credit Agreement to pay scheduled interest and to make contingent purchase price payments. Based on market trends and forecasted level of operations, the Company concluded that it could no longer support the existing capital structure. Therefore, the Company’s management determined to restructure its debt to levels that were more in line with its operations. On March 11, 2003, the Company and 88 of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in order to accomplish such restructuring.

Industry

According to the final report, “Achieving the Promise: Transforming Mental Health Care in America,” issued by the President’s New Freedom Commission on Mental Health (established on April 29, 2002 by Executive Order 13263) (the “Commission Report”), approximately 5 to 7 percent of adults in a given year have a “serious mental illness,” defined as any diagnosable mental disorder that affects work, home or other areas of social functioning; and approximately 5 to 9 percent of children have a “serious emotional disturbance” defined as any diagnosable mental disorder (in a child under 18) that severely disrupts social, academic and emotional functioning. In addition, according to the Commission Report, mental illness ranks first among all diseases in terms of causing disability in the United States, Canada and Western Europe. In 1997, the latest year for which comparable data is available, spending in the United States on the treatment of mental illness totaled almost $71 billion. In addition, the Commission Report states that the annual economic, indirect cost of mental illness is estimated to be $79 billion, of which approximately $63 billion represents the loss of productivity as a result of illnesses.

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

According to an industry trade publication entitled “Open Minds Yearbook of Managed Behavioral Health Market Share in the United States 2002-2003” published by Open Minds, Gettysburg, Pennsylvania (hereinafter referred to as “Open Minds”), as of January 2002 (the most recently available data), some form of managed behavioral healthcare plan covered approximately 227.1 million beneficiaries. Open Minds divides the managed behavioral healthcare industry as of January 2002 into the following categories of care, based on services provided, extent of care management and level of risk assumption:

Category of Care	Beneficiaries	Percent of Total
	(In Millions)
Risk-Based Network Products	58.6	25.8%
EAPs	62.8	27.7
Integrated Products	17.4	7.6
Utilization Review/Care Management Products	42.9	18.9
Non-Risk-Based Network Products	45.4	20.0
Total	227.1	100.0%

The following is a summary of each of these categories of care as defined by Open Minds:

Risk-Based Network Products.   Under risk-based network products, the managed behavioral healthcare company manages the delivery of behavioral healthcare treatment services through a contracted network of behavioral healthcare providers and assumes all or a portion of the responsibility for the cost of providing such services. Most of these programs have payment arrangements in which the managed care company receives a fixed fee per member per month (that varies depending on the profile of the beneficiary population). Under these products, the managed behavioral healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care, usually through a network of specialized providers and facilities that is contracted and managed by the managed care company. This product generally provides higher revenue for the managed behavioral healthcare company, due to the fact that it bears the financial responsibility for the cost of delivering care. The Company’s risk-based products are risk-based network products (as defined by Open Minds).

Employee Assistance Programs.   An EAP is a product sold directly to employers that is designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. Under an EAP, staff or network providers or other affiliated clinicians provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary’s needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. The EAP industry developed largely out of employers’ efforts to combat alcoholism and substance abuse problems afflicting workers. Many businesses have expanded beyond alcoholism and drug abuse treatment programs in the workplace to cover a wider spectrum of personal problems experienced by workers and their families, such as depression and anxiety disorders. As a result, EAP products now typically include consultation services, evaluation and referral services and employee education and outreach services and employers increasingly regard EAPs as an important component in the continuum of behavioral healthcare services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

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

Company Overview

The Company is engaged in the managed behavioral healthcare business. Within this managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions (“Health Plan Solutions”); (ii) Magellan Employer Solutions (“Employer Solutions”); (iii) Magellan Public Sector Solutions (“Public Sector Solutions”) and (iv) Corporate and Other. See “Business—Segments” for a discussion of the Company’s segments.

The Company believes that it is the nation’s largest provider of managed behavioral healthcare services, consistent with the enrollment data reported in Open Minds. As of December 31, 2004, the Company had approximately 57.1 million covered lives under managed behavioral healthcare contracts and managed behavioral healthcare programs for approximately 1,700 customers. The Company’s managed behavioral healthcare network consists of approximately 63,000 behavioral healthcare professionals, including facility locations providing various levels of care nationwide.

The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. See “Business—Provider Network” for further discussion of the Company’s managed behavioral healthcare network. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services.

Business Strategy

New Product Development.   The Company is exploring opportunities to expand its business including the enhancement of existing products, the development of new products within current business lines and the possible development of new products outside of its current business line. The Company is exploring enhancements to its current products such as a disease management approach to behavioral health management. In addition, the Company is exploring the development of products to address the management of psychotropic and other behavioral drug spending; to manage obesity through behavioral modification models; to integrate the treatment of mental and medical care in cases of co-morbidity; to use behavioral modification approaches to treat other disease states; and other potential products. While the Company is in the process of development of these types of products and has discussed their applications and value with potential customers, there can be no assurance that the Company will be successful in developing any such products, or if developed, operationalizing such products or in selling such products or having any sales produce profitable results.

Leverage the Company’s Market Position to Grow Revenue and Increase Earnings.   The Company believes it is positioned to grow membership and revenues over the long term as a result of its economies of scale, solid customer base and proven behavioral health expertise. Furthermore, as the industry leader, the Company believes it is also positioned to benefit from potential growth in the Medicaid market, however there can be no assurance that the Medicaid market will grow or that the Company will be successful in winning additional business. Also, the Company’s membership has decreased during the last two years, and there can be no assurance that the Company will be able to reverse the membership decreases in future periods.

Continued Focus on Operating Efficiencies.   The Company has reduced its administrative costs and improved customer service by consolidating service centers, creating more efficiency in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies, implementing best practices across the organization and by standardizing and consolidating processes as appropriate. In 2003, the Company formulated and began implementing performance improvement plans to achieve cost efficiencies in its operations. These initiatives have been largely completed and have successfully reduced administrative costs through 2004. The Company will remain focused on maintaining efficient operations and in attempting to develop new initiatives to achieve additional efficiencies and cost reductions. There can be no assurance that the Company will be able to maintain the efficiency of its operations or develop new initiatives to further reduce costs.

Leverage the Company’s Financial Position to Grow Revenue and/or Increase Earnings.   The Company continually evaluates opportunities to strategically leverage its financial position in ways that grow revenue and/or increase earnings. Possible strategic initiatives could include acquiring businesses that are complementary to its existing operations, that could accelerate its entrance into new products, or that could leverage its existing customer relationships. In addition, the Company continually seeks to optimize its capital structure and may consider paying down debt, refinancing debt, or executing other financial initiatives that would further enhance its earnings or shareholder value. There can be no assurance that the Company will execute any new initiatives or that implementing new initiatives will produce improved earnings or shareholder value.

Managed Behavioral Healthcare Products and Services

General.   The following table sets forth the approximate number of covered lives as of September 30, 2002 and December 31, 2001, 2002, 2003 and 2004. The table also shows revenue for the fiscal years ended September 30, 2002 and December 31, 2003, the three months ended December 31, 2001 and 2002 and for the fiscal year ended December 31, 2004, for the types of managed behavioral healthcare programs offered by the Company:

	Predecessor Company
Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended September 30, 2002
Risk-Based products(1)	34.5	55.3%	$1,537.9	87.7%
ASO products	27.9	44.7	215.2	12.3
Total	62.4	100.0%	$1,753.1	100.0%
Fiscal Year ended December 31, 2003
Risk-Based products(1)	29.5	50.3%	$1,292.5	85.6%
ASO products	29.1	49.7	218.2	14.4
Total	58.6	100.0%	$1,510.7	100.0%
Three Months ended December 31, 2001 (unaudited)
Risk-Based products(1)	37.1	57.4%	$390.3	87.7%
ASO products	27.5	42.6	54.5	12.3
Total	64.6	100.0%	$444.8	100.0%
Three Months ended December 31, 2002
Risk-Based products(1)	33.6	54.1%	$388.7	87.2%
ASO products	28.5	45.9	57.2	12.8
Total	62.1	100.0%	$445.9	100.0%

	Reorganized Company
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2004
Risk-Based products(1)	27.9	48.9%	$1,583.9	88.2%
ASO products	29.2	51.1	211.5	11.8
Total	57.1	100.0%	$1,795.4	100.0%

(1)          Includes Risk-Based Network Products, EAPs and Integrated Products.

The number of covered lives fluctuates based on several factors, including the number of contracts entered into by the Company and changes in the number of employees, subscribers or enrollees of the Company’s customers covered by such contracts.

Segments

General.   The following table sets forth the approximate number of covered lives as of September 30, 2002 and December 31, 2001, 2002, 2003 and 2004 and the revenue for the fiscal years ended September 30, 2002 and December 31, 2003, the three months ended December 31, 2001 and 2002, and for the fiscal year ended December 31, 2004, in each of the Company’s behavioral customer segments as to each of which, together with its “Corporate and Other” segment, the Company reports segment financial information. The business activities of the Company’s behavioral customer segments are described below. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is reported internally.

	Predecessor Company
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended September 30, 2002
Health Plan Solutions	42.1	67.5%	$1,013.1	57.8%
Employer Solutions	17.1	27.4	188.7	10.8
Public Sector Solutions	3.2	5.1	551.3	31.4
Total	62.4	100.0%	$1,753.1	100.0%
Fiscal Year ended December 31, 2003
Health Plan Solutions	41.2	70.3%	$870.5	57.6%
Employer Solutions	14.7	25.1	159.0	10.5
Public Sector Solutions	2.7	4.6	481.2	31.9
Total	58.6	100.0%	$1,510.7	100.0%
Three Months ended December 31, 2001 (unaudited)
Health Plan Solutions	44.6	69.0%	$270.1	60.7%
Employer Solutions	17.0	26.3	45.9	10.3
Public Sector Solutions	3.0	4.7	128.8	29.0
Total	64.6	100.0%	$444.8	100.0%
Three Months ended December 31, 2002
Health Plan Solutions	41.7	67.2%	$245.6	55.1%
Employer Solutions	16.9	27.2	46.7	10.5
Public Sector Solutions	3.5	5.6	153.6	34.4
Total	62.1	100.0%	$445.9	100.0%

	Reorganized Company
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2004
Health Plan Solutions	41.7	73.0%	$904.9	50.4%
Employer Solutions	13.4	23.5	135.7	7.6
Public Sector Solutions	2.0	3.5	754.8	42.0
Total	57.1	100.0%	$1,795.4	100.0%

See Note 16—“Business Segment Information” to the Company’s consolidated financial statements set forth elsewhere herein for additional segment financial information, such as segment profit and identifiable assets by segment.

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. See “Cautionary Statements—Dependence on Government Spending for Managed Healthcare”; “—Possible Impact of Healthcare Reform” and “—Government Regulation.”

Customer Contracts

The Company’s contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company’s contracts generally provide for payment of a per member per month fee to the Company. See “Cautionary Statements—Risk-Related Products” and “—Reliance on Customer Contracts.”

Provider Network

The Company’s managed behavioral healthcare and EAP treatment services are provided by a network of third-party providers, including behavioral healthcare professionals and facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. Network behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals. Network facilities include psychiatric hospitals, residential treatment facilities and other treatment facilities.

The Company’s managed behavioral healthcare network consists of approximately 63,000 behavioral healthcare professionals, including facility locations, providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs. Network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Network providers typically execute standard contracts with the Company under which they are paid on a fee-for-service basis. In some limited cases, network providers are paid on a “case rate” basis, whereby the provider is paid a set rate for an entire course of treatment, or on a per member per month basis or other risk-sharing arrangement.

The Company’s managed behavioral healthcare network also includes contractual arrangements with third-party treatment facilities, including inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some limited cases, on a “case rate” or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one-year terms and are terminable by the Company or the facility upon 30 to 120 days’ notice.

Joint Ventures

The Company currently owns a 50.0 percent interest in Premier Behavioral Systems of Tennessee, LLC (“Premier”), which was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee’s TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, in connection with the implementation of fresh start reporting, the Reorganized Company early adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”), under which the Reorganized Company has consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Reorganized Company has consolidated the results of operations of Premier in its consolidated statement of operations. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. See further discussion of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.” See Note 4—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein for further information on Premier.

The Company currently owns a 37.5 percent interest in Royal Health Care, LLC (“Royal”). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. See Note 4—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein for further information on Royal.

Prior to October 29, 2002, the Company was a 50.0 percent partner with ValueOptions, Inc. in the Choice Behavioral Health Partnership (“Choice”), a managed behavioral healthcare company. Choice derived all of its revenues from a subcontract with a health plan under which it provided managed behavioral healthcare services to TRICARE beneficiaries. TRICARE was formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS). The Company accounted for its investment in Choice using the equity method of accounting with the Company’s share of net income or loss of Choice recognized in the statement of operations. See Note 4—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein for additional discussion of Choice.

Competition

The Company’s business is highly competitive. The Company competes with other managed behavioral healthcare organizations as well as with insurance companies, HMOs, PPOs, third-party administrators (“TPAs”), independent practitioner associations (“IPAs”), multi-disciplinary medical groups and other managed care companies. Many of the Company’s competitors, particularly certain insurance companies and HMOs, are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company’s competitors provide a broader range of services.

The Company may also encounter competition in the future from new market entrants. In addition, some of the Company’s customers that are managed care companies may seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely solely on price increases to achieve revenue growth and expects to continue experiencing pricing pressures. Also, the Company was adversely affected in its ability to successfully compete in certain circumstances during its financial restructuring process.

The Company believes it benefits from the competitive strengths described below:

Industry Leadership.   The Company believes that it is the largest provider of managed behavioral healthcare services in the United States, consistent with the enrollment data reported in Open Minds. In addition, the Company believes, based on data reported in Open Minds, that it also has the number one market position in each of the major managed behavioral healthcare product markets in which it competes. The Company believes this leadership position provides it with a base of treatment experience and expertise that is unmatched by any competitor and provides a value proposition that customers are seeking. The Company also believes there are certain economies of scale resulting from its large membership base and the Company continues to strive to achieve operating efficiencies in order to better capitalize on such economies. See “Cautionary Statements—Competition,” for a discussion of the risks associated with the highly competitive nature of the managed behavioral healthcare industry.

Broad Product Offering and Nationwide Provider Network.   The Company offers managed behavioral care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company’s managed behavioral healthcare network consists of approximately 63,000 behavioral healthcare providers, including professionals at all levels of care, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals, and facilities at all points of the spectrum of behavioral heath services such as psychiatric hospitals, residential treatment centers and other treatment facilities. The Company believes the breadth and depth of its provider network is a competitive asset. See “Cautionary Statements—Risk-Related Products,” for a discussion of the risks associated with risk-based products, which are the Company’s primary source of revenue.

Broad Base of Customer Relationships.   The Company’s customers include: (i) Blue Cross/Blue Shield organizations; (ii) national HMOs and other mid-sized insurers; (iii) large corporations; (iv) state and local governmental agencies and (v) certain agencies of the federal government. The Company believes that its broad base of customer relationships provides the Company with opportunities for additional business from these customers. The Company also believes it has a unique array of customers that demonstrates credibility when competing for new business. See “Cautionary Statements—Reliance on Customer Contracts,” for a discussion of the risks associated with the Company’s reliance on certain contracts with payors of behavioral healthcare benefits.

Insurance

The Company has continuously maintained a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company’s healthcare provider segment arising prior to the sale of its domestic acute-care psychiatric hospitals and residential treatment facilities to Crescent Real Estate Equities in fiscal 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the “Loss Portfolio Transfer”) to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and management believes these amounts are sufficient; however, there can be no assurance in that regard.

The Company recently renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2004 to June 17, 2005. The general liability policies are written on an “occurrence” basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization. See “Cautionary Statements—Professional Liability and Other Insurance,” for a discussion of the risks associated with the Company’s insurance coverage.

Regulation

General.   The managed behavioral healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over behavioral healthcare services through the direct employment of psychiatrists or, in certain states, psychologists and other behavioral healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of behavioral healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers’ employee benefit plans. The regulatory scheme generally applicable to the Company’s managed behavioral healthcare operations is described in this section. The subjects of these regulations include Medicare and Medicaid fraud and abuse.

The Company believes its operations are structured to comply in all material respects with applicable laws and regulations and that it has received all licenses and approvals that are material to the operation of the business. However, regulation of the managed healthcare industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company’s business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company’s business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional license requirements and/or regulation.

Licenses.    Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intra-corporate transactions. One or multiple agencies may require as a condition of such license or approval that the Company cease or modify certain of its operations or modify the way it operates in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain a license or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company’s plans to expand operations in a particular state and, in some cases, lost business opportunities. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing as a single service HMO, TPA or utilization review agent in one or more jurisdictions. Compliance activities, mandated changes in the Company’s operations, delays in the expansion of the Company’s business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company.

Insurance, HMO and PPO Activities.   To the extent that the Company operates or is deemed to operate in one or more states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licenses as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the “NAIC”) has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a “health organizations risk-based capital” formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization’s size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York and New Jersey, have also adopted their own regulatory initiatives that subject entities such as the Company’s subsidiaries to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company’s ability to pay dividends, make certain investments and repay certain indebtedness. Being licensed as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. The imposition of such requirements could increase the Company’s cost of doing business and could delay the Company’s conduct or expansion of its business in some areas. The licensing process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensing process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its license application is pending. In addition, failure to obtain and maintain required licenses typically also constitutes an event of default under the Company’s contracts with its customers. The loss of business from one or more of the Company’s major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Managed Health Care imposed certain restrictions on the Company in connection with the issuance of an approval of the Company’s acquisitions of HAI and Merit, including restrictions on the ability of the California subsidiaries of HAI and Merit to fund the Company’s operations in other states and on the Company’s ability to make certain operational changes with respect to the subsidiaries of HAI and Merit in California.

In addition, regulators of certain of the Company’s subsidiaries may exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries.

Utilization Review and Third-Party Administrator Activities.   Numerous states in which the Company does business have adopted, or are expected to adopt, regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Utilization review and TPA regulations may increase the Company’s cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

There is a trend among states to require licensing or certification of entities performing utilization review or TPA activities. However, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974 (“ERISA”). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company’s activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

Licensing of Healthcare Professionals.   The provision of behavioral healthcare treatment services by psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide behavioral healthcare treatment on behalf of or under contracts with the Company and the case managers and other personnel of the health services business are in compliance with the applicable state licensing requirements and current interpretations thereof. However, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company’s existing operations or limit expansion. With respect to the Company’s crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual’s residence. The Company believes that any such additional licenses could be obtained. However, there can be no assurance that such licensing requirements will not adversely affect the Company’s existing operations or limit expansion.

Prohibition on Fee Splitting and Corporate Practice of Professions.   The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists, or other behavioral healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws. However, there can be no assurance that the Company’s existing operations and its contractual arrangements with psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

Direct Contracting with Licensed Insurers.   Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company’s customary model of contracting directly with its customers may need to be modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity, which contracts with the HMO directly, is an IPA. The Company does not expect this method of contracting to have a material adverse effect on its operations.

HIPAA.   Confidentiality and patient privacy requirements are particularly strict in the field of behavioral healthcare. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the Secretary of the Department of Health and Human Services (“HHS”) to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. In connection with HIPAA, the Company commissioned a dedicated HIPAA project management office to achieve compliance within the required timeframes. The Company believes it is currently in compliance with those provisions of HIPAA currently requiring compliance relating to transactions and code sets, privacy and the use of employer identification numbers. The Company has completed its review of the regulations relating to security and believes it will be fully compliant by the required April 25, 2005 date. HIPAA’s regulations regarding provider identifiers have a required compliance date of May 23, 2005, with which the Company believes it will comply. The health plan and individual identification number regulations have not yet been released. The Company intends to comply with such regulations as required.

Other Significant Privacy Regulation.   The privacy regulation under HIPAA generally does not preempt state law except under the following limited circumstances: (i) the privacy rights afforded under state law are contrary to those provided by HIPAA so that compliance with both standards is not possible and (ii) HIPAA’s privacy protections are more stringent than the state law in question. Because many states have privacy laws that either provide more stringent privacy protections than those imposed by HIPAA or laws that can be followed in addition to HIPAA, the Company must address privacy issues under HIPAA and state law as well. While the Company has always been required to follow state privacy laws, the Company now has had to review these state laws against HIPAA to determine whether it must comply with standards established by both HIPAA and state law. In addition, HIPAA has created an increased awareness of the issues surrounding privacy, which may generate more state regulatory scrutiny in this area.

Regulation of Customers.   Regulations imposed upon the Company’s customers include, among other things, benefits mandated by statute, exclusions from coverage prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights and confidentiality requirements. Although the Company believes that such regulations do not, at present, materially impair its operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

ERISA.   Certain of the Company’s services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service (“IRS”) and the U.S. Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a “fiduciary” under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA in all material respects. Although the Company believes that it is in material compliance with ERISA and that such compliance does not currently have a material adverse effect on its operations, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on the Company.

Other Proposed Legislation.   In the last five years, legislation has periodically been introduced at the state and federal levels providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs. Legislation of this type, if enacted, could materially adversely affect the Company’s business, financial condition or results of operations. Such legislation could include both federal and state bills affecting Medicaid programs which may be pending in, or recently passed by, state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance and other forms of federal regulation of health insurance and healthcare delivery. It is not possible at this time to predict whether any such legislation will be adopted at the federal or state level, or the nature, scope or applicability to the Company’s business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company.

Other Regulation of Healthcare Providers.   The Company’s business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare and Medicaid fraud and abuse and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury.

Employees of the Registrant

At December 31, 2004, the Company had approximately 4,300 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

Cautionary Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements.

Fresh Start Reporting—The application of “fresh start” reporting makes it more difficult to compare the Company’s post-emergence operations and results to those in pre-emergence periods.

In conjunction with the Company’s emergence from bankruptcy, the Company has implemented the “fresh start” reporting provisions of SOP 90-7, effective December 31, 2003. Fresh start reporting requires the Company to restate all assets and liabilities to reflect their fair values. As a result, the consolidated balance sheet as of, and subsequent to December 31, 2003 and the statement of operations for periods after the Company’s emergence from bankruptcy are not comparable to the consolidated financial statements for the periods prior to the Company’s emergence from bankruptcy, which were prepared on a historical basis.

Significant Stockholder—Consequences of ownership by Onex of the Company’s Multi-Vote Common Stock include an inability of the Company’s public stockholders to determine the outcome of most matters presented to them other than elections of certain of the Company’s directors, and a risk that future sales of common stock by Onex could cause the Company’s stock price to fall.

Onex controls all of the outstanding shares of the Company’s Multi-Vote Common Stock. As a consequence, Onex has the ability to elect four of the Company’s nine Directors and is entitled to 50 percent of voting power for all other matters that come before the Company’s stockholders (including the election of two of the Company’s five remaining Directors) until its ownership of Multi-Vote Common Stock decreases below specific levels. This voting power exceeds Onex’s approximate 24.0 percent interest in Magellan’s outstanding common stock (viewing both Multi-Vote Common Stock and Ordinary Common Stock as a single class) as of December 31, 2004. Onex’s interests in Magellan may conflict with the interests of the holders of the Ordinary Common Stock. As a result of Onex’s substantial equity interest and voting power, Onex could have significant influence over the management and affairs of Magellan, and a significant or controlling influence on all matters submitted to the stockholders including any merger, consolidation or sale of all or substantially all of the Company’s assets. In the case of a potential acquisition of Magellan, this controlling voting power could prevent the Company’s public stockholders from receiving consideration for their stock offered by the potential acquiror in a transaction not supported by Onex or result in a disposition of their Magellan shares in such a transaction supported by Onex but not broadly supported by the public shareholders.

The market price of the Company’s common stock could also decline as a result of sales by Onex of a significant number of shares of the Company’s Multi-Vote Common Stock, or the perception that such sales might occur. Such sales could also make it more difficult for the Company to sell equity securities at a time and price that the Company deems appropriate. Further,  Onex is entitled to convert Multi-Vote Common Stock into shares of Ordinary Common Stock and then sell such shares but, in most cases, doing so will not reduce its voting power unless its holdings of Multi-Vote Common Stock fall below the level that would result in the loss of the stock’s special voting rights. The Multi-Vote Common Stock will cease to have any special voting rights or any other special rights or powers in the event the outstanding shares of Multi-Vote Common Stock cease to represent at least 15.33 percent of the total number of shares of common stock (both Ordinary Common Stock and Multi-Vote Common Stock) issued on the Effective Date (approximately 35.1 million shares) or at least 10 percent of the total number of shares of common stock outstanding at any time (the “Minimum Hold Condition”).

Restrictive Covenants in the Company’s Debt Instruments—Restrictions imposed by the Company’s debt agreements limit the Company’s operating and financial flexibility. These restrictions may adversely affect the Company’s ability to finance the Company’s future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The indenture governing the Company’s Senior Notes (the “Indenture”), and the terms of the Credit Agreement each contain covenants. These covenants limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

•       incur or guarantee additional indebtedness or issue preferred or redeemable stock;

•       pay dividends and make other distributions;

•       repurchase equity interests;

•       prepay or amend subordinated debt;

•       make certain other payments called “restricted payments”;

•       enter into sale and leaseback transactions;

•       create liens;

•       sell and otherwise dispose of assets;

•       acquire or merge or consolidate with another company; and

•       enter into some types of transactions with affiliates.

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the Credit Agreement pursuant to its terms, would result in an event of default under the Credit Agreement and, if indebtedness under the Credit Agreement is accelerated, would give rise to defaults under most or all of the Company’s other debt agreements. The Credit Agreement is guaranteed by most of the Company’s subsidiaries and is secured by most of the Company’s assets and the Company’s subsidiaries’ assets.

Risk-Related Products—Because the Company provides services at a fixed fee, if the Company is unable to accurately predict and control behavioral healthcare costs, the Company’s profitability could decline.

The Company’s revenues come primarily from arrangements under which the Company assumes responsibility for costs of treatment services (excluding at present the cost of pharmaceuticals or other medication) in exchange for a fixed fee. The Company refers to such arrangements as “risk-related contracts” or “risk-related products.”  This type of arrangement provided 85.6 percent and 88.2 percent of the Company’s net revenue in the fiscal years ended December 31, 2003 and 2004, respectively. Profitability of these contracts could be reduced if the Company is unable to accurately estimate the rate of service utilization by members or the cost of such services when the Company prices its services. If the cost of services provided to members under a contract together with the administrative costs exceeds the aggregate fees received by the Company under such contract, the Company will incur a loss. The Company’s assumptions of these costs when the Company prices its services may not ultimately reflect actual utilization rates and costs, many aspects of which are beyond the Company’s control.

The Company’s profitability could also be reduced if the Company is required to make adjustments to estimates made in reporting historical financial results, particularly those regarding cost of care, reflected in the Company’s financial statements as medical claims payable. Medical claims payable includes reserves for incurred but not reported, or “IBNR” claims, which are claims for covered services rendered by the Company’s providers which have not yet been submitted to the Company for payment. The Company estimates and reserves for IBNR claims based on past claims payment experience, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date the claims are received, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract-specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required.

Factors that affect the Company’s ability to price its services, control  the Company’s costs or accurately make estimates of IBNR claims and other expenses for which the Company creates reserves may include changes in assumptions for medical costs caused by changes in actual experience including:

•       changes in the delivery system;

•       changes in utilization patterns;

•       changes in the number of members seeking treatment;

•       unforeseen fluctuations in claims backlogs;

•       increases in the costs of the services;

•       the occurrence of catastrophes;

•       regulatory changes;

•       changes in benefit plan design; and

•       implementation of new products by the Company

If the Company’s membership in risk-based business grows, the Company’s exposure to potential losses from risk-related products will also be increased.

Required Assurances of Financial Resources—The Company’s liquidity, financial condition, prospects and profitability can be adversely affected by present or future state regulations and contractual requirements that the Company provide financial assurance of the Company’s ability to meet the Company’s obligations.

Some of the Company’s contracts and certain state regulations require the Company or certain of the Company’s subsidiaries to maintain specified cash reserves or letters of credit and/or to maintain certain minimum tangible net equity in certain of the Company’s subsidiaries as assurance that the Company has financial resources to meet the Company’s contractual obligations. Many of these state regulations also restrict the investment activity of certain of the Company’s subsidiaries. Some state regulations also restrict the ability of certain of the Company’s subsidiaries to pay dividends to Magellan. Additional state regulations could be promulgated that would increase the cash or other security the Company would be required to maintain. In addition, the Company’s customers may require additional restricted cash or other security with respect to the Company’s obligations under the Company’s contracts, including the Company’s obligation to pay IBNR claims and other medical claims not yet processed and paid   In addition, certain of the Company’s contracts and state regulations limit the profits that may be earned on risk-related business. The Company’s liquidity, financial condition, prospects and profitability could be adversely affected by the effects of such regulations and contractual provisions.

Reliance on Customer Contracts—The Company’s inability to renegotiate or extend expiring customer contracts, or the termination of customer contracts, could adversely affect the Company’s liquidity, profitability and financial condition.

Substantially all of the Company’s net revenue is derived from contracts with payors of behavioral healthcare benefits. Substantially all of these contracts may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for 61.6 percent and 70.3 percent of the Company’s net revenue in the fiscal years ended December 31, 2003 and 2004, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s revenues and have a material adverse effect on the Company’s liquidity, profitability and financial condition. One of these contracts was a subcontract with a health plan under which the Company managed the mental health and substance abuse services for certain beneficiaries of TRICARE, which subcontract expired on September 30, 2004 and was not renewed.  Also, as previously discussed in “Business—Emergence From Chapter 11,” the contract with Aetna, which is one of the Company’s largest customers, will terminate on December 31, 2005. The Company recorded net revenue from Aetna of $228.1 million for the fiscal year ended December 31, 2004.

The Company’s largest customer is the State of Tennessee’s TennCare program. The TennCare program provides health and other related benefits to the Medicaid recipients in the State of Tennessee as well as to certain other uninsured individuals. The Company, through its wholly owned subsidiary, Tennessee Behavioral Health, and through Premier, a joint venture in which the Company has a 50 percent interest, contracts with the State of Tennessee (the “State”) to manage the behavioral healthcare benefits for the TennCare program. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. Effective July 1, 2004, the State divided the TennCare program into three regions. Tennessee Behavioral Health has a contract to serve the East Region with an initial term that runs through December 31, 2005 and includes a provision for annual extensions at the State’s option through December 31, 2008. Each of Tennessee Behavioral Health and Premier has a contract with respect to the West and Central regions that runs through December 31, 2005. All three contracts are subject to appropriations funding on July 1, 2005. For the fiscal year ended December 31, 2004, the Company recorded revenues from this customer under these contracts of approximately $431.5 million.

On January 10, 2005, the Governor of Tennessee stated that, because of the increased costs of the TennCare program, the State will cease providing coverage to approximately 323,000 adults who do not qualify for Medicaid and limit benefits to be delivered under the TennCare program. The Governor stated that he wishes to begin implementing such membership and benefit changes in March 2005 and complete them by the end of 2005. Certain advocacy groups have filed suits in attempts to prevent the Governor from implementing any membership and benefits reductions. A reduction in membership would, and benefit changes could adversely affect the Company’s revenues and profitability. However, because of the opposition to the Governor’s plan, and because, even if the Governor were to prevail the Company does not yet know which members would be eliminated from the program, the timing of the membership reductions, the benefit changes being proposed or the timing of those changes, it cannot estimate the impact of these potential developments at this time.

In addition, the TennCare contracts might not be extended or successfully renegotiated beyond December 31, 2005, or, if renewed or renegotiated, the terms of any new contracts might not be comparable to those of existing contracts. If this happens, the Company’s liquidity, financial condition, prospects and profitability may be adversely affected.

Changes in the Medical Managed Care Industry—Certain changes in the business practices of this industry could negatively impact the Company’s resources, profitability and results of operations.

Substantially all of the Company’s Health Plan segment revenues are derived from customers in the medical managed care industry including managed care companies, health insurers and other health plans. Some types of changes in this industry’s business practices could negatively impact the Company. For example, if the Company’s managed care customers seek to provide managed behavioral healthcare services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, as previously discussed in “Business—Emergence From Chapter 11,” the contract with Aetna, which is one of the Company’s largest customers, will terminate on December 31, 2005. Some of the Company’s customers that are managed care companies have sought and may seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross and Blue Shield health plans and other regional health plans.

Consolidation of that industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company’s revenues, and adversely affect the Company’s profitability and financial condition.

Competition—The competitive environment in the Company’s industry, and any failure in the Company’s ability to adequately respond, may limit the Company’s ability to maintain or increase the Company’s rates, which would limit or adversely affect the Company’s profitability.

The Company’s business is highly competitive. The Company competes with other managed behavioral healthcare organizations as well as with insurance companies, HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups and other managed care companies. Many of the Company’s competitors, particularly certain insurance companies and HMOs, are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the managed behavioral healthcare industry (including customers of the Company who have insourced or who may choose to insource behavioral healthcare services) could increase the competitive pressures the Company faces and could limit the Company’s ability to maintain or increase the Company’s rates. If this happens, the Company’s profitability could be adversely affected.

Fluctuation in Operating Results—The Company experiences fluctuations in quarterly operating results and, as a consequence, the Company may fail to meet or exceed market expectations, which could cause the Company’s stock price to decline.

The Company’s quarterly operating results have varied in the past and may fluctuate significantly in the future due to seasonal and other factors, including:

•       changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns (for example, members generally tend to seek services less during the third and fourth quarters of the year than in the first and second quarters of the year);

•       performance-based contractual adjustments to revenue, reflecting utilization results or other performance measures;

•       changes in estimates for contractual adjustments under commercial contracts;

•       retrospective membership adjustments;

•       the timing of implementation of new contracts and enrollment changes; and

•       changes in estimates regarding medical costs and IBNR claims.

These factors may affect the Company’s quarterly and annual revenues, expenses and profitability in the future.

Dependence On Government Spending For Managed Healthcare—The Company can be adversely affected by changes in federal, state and local healthcare policies.

All of the Company’s Public Sector Segment revenue and a portion of the Company’s revenue in the Company’s other two segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company’s ability to maintain or increase rates. The Company is unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company. In addition, the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors are generally seeking to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Possible Impact of Healthcare Reform—Healthcare reform can significantly reduce the Company’s revenues or profitability.

The U.S. Congress is considering legislation that, among other things, would limit healthcare plans and methods of operations, limit employers’ and healthcare plans’ ability to define medical necessity and permit employers and healthcare plans to be sued in state courts for coverage determinations. It is uncertain whether the Company could recoup, through higher revenues or other measures, the increased costs of federally mandated benefits or other increased costs caused by such legislation or similar legislation. In addition, if any federal parity legislation is adopted and the difference in coverage limits for mental health coverage and medical health coverage is reduced or eliminated, any increase in revenue the Company derives following such legislation may not be sufficient to cover the increase in costs that would result from a greater utilization of mental healthcare services. The Company cannot predict the effect of this legislation or other legislation that may be adopted by the U.S. Congress, and such legislation, if implemented, could have an adverse effect on the Company.

Government Regulation—The Company is subject to substantial government regulation and scrutiny, which increase the Company’s cost of doing business and could adversely affect the Company’s profitability.

The managed behavioral healthcare industry and the provision of behavioral healthcare services are subject to extensive and evolving federal and state regulation. Such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government investigations and allegations have become more frequent concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations. Violators may be excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

The Company is subject to certain state laws and regulations and federal laws as a result of the Company’s role in management of customers’ employee benefit plans.

Regulatory issues may also affect the Company’s operations. These include, but are not limited to:

•       additional state licenses that may be required to conduct the Company’s businesses, including utilization review and TPA activities;

•       limits imposed by state authorities upon corporations’ control or excessive influence over behavioral healthcare services through the direct employment of psychiatrists, psychologists or other professionals, and prohibiting fee splitting;

•       laws that impose financial terms and requirements on the Company due to the Company’s  assumption of risk under contracts with licensed insurance companies or HMOs;

•       laws in certain states that impose an obligation to contract with any healthcare provider willing to meet the terms of the Company’s contracts with similar providers;

•       maintaining confidentiality of patient information; and

•       complying with HIPAA within the imposed deadlines.

The imposition of additional licensing and other regulatory requirements may, among other things, increase the Company’s equity requirements, increase the cost of doing business or force significant changes in the Company’s operations to comply with these requirements.

Because an entity indirectly controlled by Onex Corporation, a Canadian corporation, has the right to elect one or more of the Company’s directors,  (see “Significant Stockholder” above), federal law considers the Company to be under the ownership, control or influence of a foreign entity. As a result, the Company may need to comply with additional requirements to obtain a federal facility security clearance issued by the Defense Security Service in order to enter into any new contracts with federal agencies. The Company currently has a contract with a federal agency under which the agency has determined that, based on the operational structure of the services the Company provides under that contract, that the Company does not need to comply with such regulations. However, it is possible that such agency could later determine that such clearance is necessary. If the Company is unable to comply with these additional requirements, the Company could lose its contract with the federal agency and be ineligible to bid on other contracts with federal agencies.

The costs associated with compliance with government regulation as discussed above may adversely affect the Company’s financial condition and results of operations.

Risks Related To Realization of Goodwill and Intangible Assets—The Company’s profitability could be adversely affected if the value of intangible assets is not fully realized

The Company’s total assets at December 31, 2004 reflect goodwill of approximately $392.3 million, representing approximately 33.0 percent of total assets. There can be no assurance that such goodwill will be realizable. The application of the fresh start reporting provisions of SOP 90-7 required the Company to value its assets and liabilities at fair market value. In accordance with these fresh start reporting provisions implemented as of December 31, 2003, the Company’s reorganization value was allocated to the Company’s tangible and identified intangible assets. Under SOP 90-7, if any portion of the Company’s reorganization value could not be allocated to specific assets, it was reported as goodwill. The Company completed its annual impairment analysis of goodwill as of October 1 noting that fair value exceeded the associated carrying value; therefore, no impairment was recorded.

At December 31, 2004, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $44.3 million. Intangible assets are amortized over their estimated useful lives, which range from approximately two to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. The Company may not ever realize the value of such assets.

The Company evaluates, on a regular basis, whether for any reason the carrying value of the Company’s intangible assets and other long-lived assets may no longer be completely recoverable, in which case a charge to earnings for impairment losses could become necessary. When events or changes in circumstances occur that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets other than goodwill by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition.

Any event or change in circumstances leading to a future determination requiring additional write-offs of a significant portion of unamortized intangible assets or goodwill would adversely affect the Company’s profitability.

Claims for Professional Liability—Pending or future actions or claims for professional liability (including any associated judgments, settlements, legal fees and other costs) could require the Company to make significant cash expenditures and consume significant management time and resources, which could have a material adverse effect on the Company’s profitability and financial position.

Management and administration of the delivery of managed behavioral healthcare services, and the direct provision of behavioral healthcare treatment services, entail significant risks of liability. In recent years, participants in the managed health care industry have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review activities, as well as for the acts or omissions of the Company’s employees, network providers or others. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company’s programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or the Company’s network providers. If the number of lives the Company covers grows and the number of providers under contract increases, actions and claims against the Company (and, in turn, possible legal liability) predicated on malpractice, professional negligence or other related legal theories would be expected to increase. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to its defense.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company’s liability coverage or denial of coverage could materially and adversely affect the Company’s profitability and financial condition.

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services provided. As of January 31, 2005, the Company has less than $4 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. The Company also has potential liability relating to the self-insurance program the Company maintained previously with respect to the Company’s provider business. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company could be targeted by class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company’s operating procedures in ways that increase costs or to comply with additional regulatory requirements.

Managed healthcare companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company has been subject to such class actions as defendants and is also subject to other lawsuits and legal proceedings in conducting its business. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expenses and the outcomes could have a material adverse effect on the Company’s profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company’s industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company’s operating costs.

Government Investigations—If the Company is unable to cooperate with the investigations of governmental agencies, the Company may be materially and adversely affected.

From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company’s managed care businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, implement changes to its operations, revise its filings with such agencies and/or seek additional licenses to conduct the Company’s business. The Company’s inability to cooperate with any government investigation or inquiry and comply with the various requirements imposed on the Company as a result of these proceedings may have a material adverse effect on the Company’s business.

Available Information

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings available, free of charge, on the Company’s website at http://www.magellanhealth.com as soon as practicable after the Company has electronically filed such material with, or furnished it to, the SEC. The information on the Company’s website is not part of or incorporated by reference in this report on Form 10-K.

Item 2.   Properties

The Company currently leases approximately 1.0 million square feet of office space comprising 44 offices in 27 states and Puerto Rico with terms expiring between January 2005 and January 2013. The Company’s principal executive offices are located in Farmington, Connecticut, which lease expires in May 2005. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3.   Legal Proceedings

The management and administration of the delivery of managed behavioral healthcare services entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See also “Cautionary Statements—Claims for Professional Liability.” Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”), was enjoined as of the Effective Date as a consequence of the confirmation of the Plan by the Bankruptcy Court. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan. See “Business—Emergence from Chapter 11.”

In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurance in this regard.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Since January 6, 2004, shares of the Reorganized Company’s Ordinary Common Stock, $0.01 par value per share (“Ordinary Common Stock”) have traded on the Nasdaq Stock Market under the symbol “MGLN.” For further information regarding the Reorganized Company’s Ordinary Common Stock, see Note 8—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Reorganized Company’s Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol MGLNW since February 2, 2004. The following table sets forth the high and low closing bid prices of the Reorganized Company’s Ordinary Common Stock as reported by the Nasdaq National Market from January 6, 2004 through December 31, 2004:

	Ordinary Common Stock Sales Prices
Calendar Year	High	Low
2004
Period from January 6, 2004 through March 31, 2004	$ 29.01	$ 26.25
Second Quarter	33.99	27.65
Third Quarter	39.29	29.22
Fourth Quarter	38.46	31.39

From October 9, 2002 to January 5, 2004, the Predecessor Company’s previously authorized Class A common stock was listed for trading on the OTCBB under the ticker symbol “MGLHQ.OB.” As of the Effective Date, trading of the Predecessor Company’s pre-petition Class A common stock was halted on the OTCBB and the Company’s Class A common stock was cancelled. The following table sets forth the high and low closing bid prices of the Predecessor Company’s previously authorized Class A common stock as reported by the OTCBB from January 1, 2003 through December 31, 2003:

	Common Stock Sales Prices
Calendar Year	High	Low
2003
First Quarter	$ 0.19	$ 0.03
Second Quarter	0.06	0.03
Third Quarter	0.20	0.05
Fourth Quarter	0.11	0.06

As of December 31, 2004, the approximate number of stockholders of record of the Ordinary Common Stock and the Multi-Vote Common Stock was 314 and 1, respectively. The stockholders of record data for the Ordinary Common Stock does not reflect stockholders whose stock was held on that date by the Depository Trust Company or other intermediaries.

Dividends

The Company did not declare any dividends during either the fiscal years ended December 31, 2003 or 2004. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the Credit Agreement, except in very limited circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004 with respect to the 2003 Management Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,220,222	(1)	$ 13.34	1,901,578	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,220,222	(1)	$ 13.34	1,901,578	(2)

(1)   Excludes 251,889 shares issued as of December 31, 2004 as restricted stock grants to, or purchased as restricted stock by, employees under the Company’s 2003 Management Incentive Plan and 13,595 shares issued as of December 31, 2004, subject to certain restrictions, as grants to certain of the Company’s directors under the Company’s 2004 Director Stock Compensation Plan.

(2)   Consists of 1,901,578 shares remaining available for issuance as of December 31, 2004 under the Company’s 2003 Management Incentive Plan (under which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above and 6,405 shares remaining available for issuance before the Company’s 2005 Annual Meeting of Stockholders under the 2004 Director Stock Compensation Plan, although no such additional share issuance under such plan is anticipated.

Unregistered Sales of Securities

Under the Plan and implementing documents (other than executive employment agreements and the Company’s 2003 Management Incentive Plan), the Company as of January 5, 2004 issued (or reserved for issuance upon resolution of Disputed Claims as described above in Item 1) approximately 26,617,532 shares of Ordinary Common Stock, approximately 8,487,750 shares of Multi-Vote Common Stock and warrants to purchase a total of approximately 800,825 shares of Ordinary Common Stock.  These shares and warrants were issued without registration under the Securities Act, in exchange for claims in the chapter 11 case of the Company and certain of its subsidiaries in reliance on the exemption provided therefrom by Section 1145 of the Bankruptcy Code or, in the case of the Multi-Vote Common Stock, the exemption for private offerings pursuant to Section 4(2) of the Securities Act.  During 2004, 19 of the warrants were exercised.  Also in January 2004, 82,854 shares of Ordinary Common Stock were issued without registration under the Securities Act upon conversion of an equal number of shares of Multi-Vote Common Stock in connection with the transfer of such shares.  Such issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. During fiscal 2004, the Company granted options to purchase 4.4 million shares of Ordinary Common Stock and granted 251,889 restricted shares of Ordinary Common Stock under the Company’s 2003 Management Incentive Plan, and granted 13,595 shares of Ordinary Common Stock under the Company’s 2004 Director Stock Compensation Plan, in each case without registration under the Securities Act, in reliance on the exemptions provided therefrom for private offerings pursuant to Section 4(2) of the Securities Act.  No shares have yet been issued upon exercise of such options.

Item 6.   Selected Financial Data

In May 2003, the Company’s board of directors approved a change in the Company’s fiscal year. Instead of a fiscal year ending on September 30, the Company adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. The following table sets forth selected historical consolidated financial information of the Company as of and for each of the three fiscal years ended September 30, 2000, 2001 and 2002, for the fiscal year ended December 31, 2003 and as of and for the three-month transition period ended December 31, 2002 and unaudited comparable data as of and for the three months ended December 31, 2001. The table also sets forth selected historical consolidated financial information of the Company as of December 31, 2003 and 2004 and for the fiscal year ended December 31, 2004.

As a result of the Company’s financial restructuring under chapter 11 of the U.S. Bankruptcy Code commenced in March 2003 and consummated on the Effective Date and the Company’s implementation of fresh start reporting effective December 31, 2003, the selected financial data as of and for the years ended December 31, 2003 and 2004 are not comparable to the prior periods presented. Selected financial data as of and for the fiscal year ended December 31, 2003 includes the following significant unusual items:

•       Net reorganization benefit related to continuing operations of approximately $438.2 million, incurred in connection with the Company’s financial restructuring. The reorganization benefit is primarily comprised of a net fresh start reorganization gain of approximately $479.7 million as a result of the application of fresh start reporting, a net benefit of approximately $7.5 million from lease rejections and court approved claim reductions, and interest income of approximately $1.1 million, which benefits were partially offset by expenses which include the write-off of deferred financing costs of approximately $18.5 million related to the Old Senior Notes and Old Subordinated Notes and approximately $31.6 million of professional fees incurred in conjunction with the financial restructuring activities and chapter 11 proceedings. The Company also recorded a net reorganization benefit related to discontinued operations of $20.3 million, net of a $0.8 million tax benefit. See Note 3—“Summary of Significant Accounting Policies” to the Company’s consolidated financial statements set forth elsewhere herein for a reconciliation of the reorganization expenses recorded in fiscal 2003.

•       Pursuant to FIN 46, the Reorganized Company’s balance sheets as of December 31, 2003 and 2004 include the assets and liabilities of the Premier joint venture, a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. See Note 3—“Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to the consolidated financial statements set forth elsewhere herein for discussion of FIN 46. The Reorganized Company early adopted FIN 46 on December 31, 2003, as early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. The joint venture was accounted for under the equity method of accounting by the Company through December 31, 2003. As such, the assets and liabilities of Premier are not included in the Company’s balance sheet accounts as of the end of any of the previous periods presented.

See Note 2—“Fresh Start Reporting” to the consolidated financial statements elsewhere herein for discussion of fresh start adjustments recorded by the Company.

Net loss for fiscal 2002 included the effect of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which resulted in the Company recognizing an impairment loss of $207.8 million before taxes ($191.6 million after taxes), in the first quarter of fiscal 2002, recorded as a cumulative effect of a change in accounting principle, separate from operating results. Adoption of SFAS 142 also resulted in goodwill impairment charges of $415.9 million and $28.8 million in fiscal 2002 and fiscal 2003, respectively. In accordance with SFAS 142, the Company did not record goodwill amortization, which would have amounted to approximately $31.1 million and $31.8 million in fiscal 2002 and 2003, respectively, and $7.9 million and $7.8 million during the three months ended December 31, 2001 and 2002, respectively, had SFAS 142 not been adopted. See Note 3—“Summary of Significant Accounting Policies—Predecessor Company Goodwill” to the consolidated financial statements set forth elsewhere herein for further discussion of the impact to the Company of the adoption of SFAS 142 in fiscal 2002. In addition, the Company’s capital restructuring activities and financial condition resulted in uncertainty as of September 30, 2002 as to the Company’s ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a total valuation allowance covering all of its net deferred tax assets. See Note 10—“Income Taxes” to the consolidated financial statements set forth elsewhere herein.

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

Selected consolidated financial information for the years ended September 30, 2002 and December 31, 2003 and 2004 and for the three months ended December 31, 2002, and as of December 31, 2003 and 2004 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the fiscal years ended September 30, 2000 and 2001 and as of September 30, 2000, 2001 and 2002 has been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial information as of and for the three months ended December 31, 2001 is unaudited. The selected financial data set forth below also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

	Predecessor Company						Reorganized Company
	Fiscal Year Ended September 30,		Fiscal Year Ended December 31,		Three Months Ended December 31,		Fiscal Year Ended December 31,
	2000	2001	2002	2003	2001(1)	2002	2004
Statement of Operations Data:
Net revenue	$1,640,933	$1,755,512	$1,753,058	$1,510,746	$ 444,842	$445,890	$1,795,402
Salaries, cost of care and other operating expenses	1,442,082	1,557,042	1,585,314	1,324,886	395,093	391,433	1,567,465
Equity in earnings of unconsolidated subsidiaries	(9,792)	(36,566)	(13,006)	(6,202)	(3,177)	(2,138)	(5,277)
Depreciation and amortization	68,261	68,294	47,558	48,047	11,190	14,380	42,489
Interest expense (Contractual interest of $106,328 in fiscal 2003)	106,711	110,423	97,596	61,016	23,719	25,333	37,124
Interest income	(9,425)	(10,121)	(5,365)	(2,873)	(1,310)	(1,010)	(6,127)
Stock compensation expense	—	—	—	—	—	—	23,152
Reorganization benefit, net	—	—	—	(438,217)	—	—	—
Goodwill impairment charges	—	—	415,880	28,780	—	—	—
Special charges	25,398	3,340	15,729	9,528	4,485	3,907	5,038
Income (loss) from continuing operations before income taxes and minority interest	17,698	63,100	(390,648)	485,781	14,842	13,985	131,538
Provision for income taxes	8,994	33,732	151,609	33,813	6,086	3,129	46,584
Income (loss) from continuing operations before minority interest	8,704	29,368	(542,257)	451,968	8,756	10,856	84,954
Minority interest	114	78	47	253	16	27	333
Income (loss) from continuing operations	8,590	29,290	(542,304)	451,715	8,740	10,829	84,621
Income (loss) from discontinued operations(2)	(56,736)	4,624	4,894	(25,028)	158	803	4,781
Income (loss) on disposal of discontinued operations(2)	(17,662)	(9,359)	(92)	4,756	820	97	(1,030)
Reorganization benefit, net(2) (See Note 3)	—	—	—	20,327	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(65,808)	24,555	(537,502)	451,770	9,718	11,729	88,372
Cumulative effect of change in accounting principle(2)	—	—	(191,561)	—	(191,561)	—	—
Net income (loss)	(65,808)	24,555	(729,063)	451,770	(181,843)	11,729	88,372
Preferred dividends (Contractual dividends of $4,788 in fiscal 2003)	3,401	4,527	4,657	883	1,075	1,243	—
Amortization of redeemable preferred stock issuance costs, and other	401	522	540	172	143	136	—
Preferred stock reorganization items, net(2)	—	—	—	2,668	—	—
Income (loss) available to common stockholders	$ (69,610)	$ 19,506	$ (734,260)	$ 448,047	$ (183,061)	$ 10,350	$ 88,372
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$ 0.15	$ 0.72	$ (15.71)	$ 12.69	$ 0.22	$ 0.27	$ 2.39
Income (loss) from discontinued operations	(2.32)	(0.14)	0.14	—	0.03	0.02	0.11
Cumulative effect of change in accounting principle	—	—	(5.50)	—	(5.53)	—	—
Net income (loss)	$ (2.17)	$ 0.58	$ (21.07)	$ 12.69	$ (5.28)	$ .029	$ 2.50
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$ 0.15	$ 0.69	$ (15.71)	$ 10.86	$ 0.21	$ 0.26	$ 2.33
Income (loss) from discontinued operations	(2.30)	(0.13)	0.14	—	0.02	0.02	0.10
Cumulative effect of change in accounting principle	—	—	(5.50)	—	(4.55)	—	—
Net income (loss)	$ (2.15)	$ 0.56	$ (21.07)	$ 10.86	$ (4.32)	$ 0.28	$ 2.43

	Predecessor Company					Reorganized Company
	September 30,			December 31,		December 31,
	2000	2001	2002	2001(1)	2002	2003	2004
Balance Sheet Data:
Current assets	$ 325,532	$ 274,011	$ 283,730	$ 293,276	$ 286,131	$ 630,223	$ 540,495
Current liabilities	475,758	430,285	1,494,412	425,182	1,477,999	523,531	382,308
Property and equipment, net	112,612	94,322	86,773	90,369	85,659	122,082	120,604
Total assets	1,809,666	1,666,705	1,004,080	1,667,730	998,917	1,292,017	1,188,338
Total debt and capital lease obligations	1,098,047	1,006,356	1,049,354	1,005,369	1,048,158	493,699	379,478
Stockholders’ equity (deficit)	$ 128,464	$ 162,188	$ (570,672)	$ 170,729	$ (560,322)	$ 387,911	$ 497,053

(1)     Amounts are unaudited.

(2)     Net of income taxes.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading “Cautionary Statements” in Item 1 and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements. Also, capitalized or defined terms included in Item 7 have the meanings set forth in Item 1 of this Form 10-K.

Business Overview

The Company coordinates and manages the delivery of behavioral healthcare treatment services. At December 31, 2004, the Company managed the behavioral healthcare benefits of approximately 57.1 million individuals. Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions (“Health Plan Solutions”); (ii) Magellan Employer Solutions (“Employer Solutions”); (iii) Magellan Public Sector Solutions (“Public Sector Solutions”) and (iv) Corporate and Other.

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. The Company derived revenue from its contract with Aetna of $250.3 million and $193.6 million, respectively, during the fiscal years ended September 30, 2002 and December 31, 2003, $78.8 million and $54.8 million during the three months ended December 31, 2001 and 2002, respectively, and $228.1 million during the fiscal year ended December 31, 2004. The declines in Aetna revenue of $56.7 million in fiscal 2003 compared to fiscal 2002, and of $24.0 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, were mainly due to decreased membership as a result of Aetna intentionally reducing its membership levels in an effort to exit less profitable businesses. As described in “Business—Emergence from Chapter 11,” the Aetna contract will terminate on December 31, 2005.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. The Company provides managed behavioral healthcare services to the State of Tennessee’s TennCare program, both through a direct contract held by the Company’s wholly owned subsidiary TBH, and through a contract held by Premier, a joint venture in which the Company owns a 50.0 percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company early adopted FIN 46, under which the Reorganized Company has consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Company has consolidated the results of operations of Premier, including revenue and cost of care of the joint venture, in its consolidated statement of operations. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. See further discussion of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

The Company’s direct TennCare contract (exclusive of Premier’s contract with TennCare) accounted for approximately $237.5 million and $157.3 million of consolidated net revenue in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, and approximately $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $134.9 million and $39.8 million for fiscal years ended September 30, 2002 and December 31, 2003, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively. The Company’s direct TennCare contract (exclusive of Premier’s contract with TennCare) accounted for approximately $178.5 million of consolidated net revenue in the fiscal year ended December 31, 2004. The decline in revenue from fiscal 2002 to fiscal 2003 associated with the TennCare program was primarily the result of the reduction in revenue associated with services no longer performed on behalf of Premier due to a program change, which reduction was partially offset by increases in rates. As previously noted, the Company started consolidating Premier in accordance with FIN 46 as of December 31, 2003. The Company recorded $253.0 million of revenue from Premier’s TennCare contract during the fiscal year ended December 31, 2004.

In September 2003, the State of Tennessee issued a request for proposal (“RFP”) relating to the TennCare program under which the program was to be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract, which has a term from July 1, 2004 through December 31, 2005, with extensions at the State’s option through December 31, 2008. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. Effective July 1, 2004 agreements with the State were reached, under which TBH and Premier will continue serving the Middle and West regions of TennCare through December 31, 2005. As a result of these agreements, the Company will continue to manage behavioral health care for the entire TennCare program.

On January 10, 2005, the Governor of Tennessee stated that, because of the increased costs of the TennCare program, the State will cease providing coverage to approximately 323,000 adults who do not qualify for Medicaid, and will limit benefits to be delivered under the TennCare program. The Governor stated that he wishes to begin implementing such membership and benefit changes in March 2005 and complete them by the end of 2005. Certain advocacy groups have filed suits in attempts to prevent the Governor from implementing any membership and benefits reductions. A reduction in membership would, and benefit changes could adversely affect the Company’s revenues and profitability. However, because of the opposition to the Governor’s plan, and because, even if the Governor were to prevail the Company does not yet know which members would be eliminated from the program, the timing of the membership reductions, the benefit changes being proposed or the timing of those changes, it cannot estimate the impact of these potential developments at this time.

The Company’s Public Sector Solutions segment derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $181.9 million and $189.6 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, and approximately $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively. The Company’s contract with one of the counties was terminated as December 31, 2003. Revenue related to this particular county totaled approximately $22.8 million and $24.0 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, and approximately $5.1 million and $6.4 million for the three months ended December 31, 2001 and 2002, respectively. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $187.7 million in the fiscal year ended December 31, 2004.

Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions and Employer Solutions segments due to the nature of populations, benefits provided and other matters. See “Cautionary Statements—Dependence on Government Spending for Managed Healthcare,” “—Possible Impact of Healthcare Reform” and “—Government Regulation.”

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results. In the quarter ended September 30, 2004, the Company reclassified certain expenses from its Corporate and Other segment to its other segments, as discussed in Note 16—“Business Segment Information” to the consolidated financial statements set forth elsewhere herein.

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

Fresh Start Reporting.   In connection with the consummation of the Plan, the Company adopted the “fresh start reporting” provisions of SOP 90-7, with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company was required to apply the fresh-start provisions of SOP 90-7 to its financial statements, because it had concluded that (a) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and (b) the holders of existing voting shares of the Company immediately before confirmation (i.e., the holders of shares of Magellan’s pre-petition common stock that were issued and outstanding prior to the commencement of the chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. SOP 90-7 sets forth the principles regarding the date at which a company that has emerged from a chapter 11 proceeding should apply fresh start reporting to account for the effects of the plan of reorganization. Under SOP 90-7, application of fresh start reporting is permitted as early as the date on which the plan of reorganization is confirmed by the bankruptcy court, but SOP 90-7 further provides that fresh start reporting is not applied until all material conditions are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the “Material Conditions Date”). Due to

the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the consolidated financial statements as of and for the year ended December 31, 2003 included elsewhere herein. See Note 2—“Fresh Start Reporting” to the consolidated financial statements set forth elsewhere herein for adjustments recorded by the Company pursuant to the application of SOP 90-7.

Upon adoption of fresh start reporting as of December 31, 2003, the Company created, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company performs its annual goodwill impairment test under SFAS No. 142. The Reorganized Company performed its annual impairment test on October 1, as opposed to September 1.

As a result of the application of the fresh start reporting provision of SOP 90-7, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheet as of, and subsequent to, December 31, 2003. All balance sheet data as of, and subsequent to December 31, 2003 represents balances of the Reorganized Company, and all balance sheet data prior to December 31, 2003 represents balances of the Predecessor Company. Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to statement of operations or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to statement of operations or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

Managed Care Revenue.   Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2002 and December 31, 2003 approximated $1,537.9 million and $1,292.5 million, respectively and managed care risk revenues for the three months ended December 31, 2001 and 2002 were approximately $390.3 million and $388.7 million, respectively. Managed care risk revenues earned for the fiscal year ended December 31, 2004 approximated $1,583.9 million.

The Company has the ability to earn performance-based revenue, under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance revenue of approximately $13.0 million and $7.7 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively and $3.4 million and $1.0 million for the three months ended December 31, 2001 and 2002, respectively. The Company recognized performance revenue of approximately $9.7 million in the fiscal year ended December 31, 2004.

Cost of Care and Medical Claims Payable.   Cost of care, recorded as a component of operating expenses, is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare business. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. However, changes in assumptions for medical costs caused by changes in actual experience (such as changes in the delivery system, changes in utilization patterns, unforeseen fluctuations in claims backlogs, etc.) may ultimately prove these estimates inaccurate. As of December 31, 2004, the Company believes that its medical claims payable balance of $194.6 million is adequate in order to satisfy ultimate claim liabilities incurred through December 31, 2004. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term.

The following table presents the components of the change in medical claims payable for the years ended December 31, 2003 and 2004 (in thousands):

	2003	2004
Medical claims payable, beginning of period	$205,331	$177,141
Cost of care:
Current year	918,358	1,197,658
Prior years	(11,874)	(7,064)
Total reported cost of care	906,484	1,190,594
Claim payments:
Payments for current year	765,872	1,021,209
Payments for prior years	168,802	151,888
Total claim payments	934,674	1,173,097
Medical claims payable, end of period	$177,141	$194,638

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2004; however, actual claims payments and other items may differ from established estimates.

Long-lived Assets.   Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which superseded SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Goodwill.   Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is no longer amortized over its estimated useful life, but rather is tested for impairment based upon fair values at least on an annual basis. In accordance with SFAS 142, the book value of goodwill is assigned to the Company’s reporting units. See Note 3—“Summary of Significant Accounting Policies” to the consolidated financial statements set forth elsewhere herein.

Deferred Taxes.   The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with

SFAS No. 109, “Accounting for Income Taxes.” The Company estimates income taxes for each of the jurisdictions in which it operates.  This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

The Company notes that for federal income tax purposes, the cancellation of indebtedness event takes place on the date of the Company’s emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurs at or immediately after December 31, 2004 (the taxable year of discharge), and generally after determining the income tax liability for 2004. The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003. For financial reporting purposes, the emergence from bankruptcy is deemed to occur in 2003; however, since the Company did not emerge from bankruptcy until January 5, 2004, for federal income tax purposes, the emergence from bankruptcy is a 2004 event.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable net operating loss carryforwards (“NOLs”) as of December 31, 2004 of approximately $525 million available to reduce future federal taxable income. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the Internal Revenue Service. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. As discussed in “Business—Emergence from Bankruptcy,” the Company’s history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of substantial history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a total valuation allowance covering all of the Company’s net deferred tax assets as of December 31, 2003 and substantially all of its net deferred tax assets at December 31, 2004. As of December 31, 2004, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are more likely than not to be realizable.

In addition, the Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will cause the Company to be unable to use any NOLs before they expire. Furthermore, as of December 31, 2003, the Company had tax contingencies which created an uncertainty as to the Company’s ability to realize its NOLs. In addition to recording a full valuation allowance against all NOLs, the Company recorded this contingent liability of $23.2 million for taxes payable. During fiscal 2004, the Company received favorable guidance from the Internal Revenue Service which resolved this contingency, resulting in the reversal of the related liability and a reduction to goodwill (in accordance with SOP 90-7).

The Company recognized tax expense attributable to estimated, current taxable income for the three months ended December 31, 2002 and for the years ended December 31, 2003 and December 31, 2004 due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of substantial history of profitable operations subsequent to its emergence from bankruptcy.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), goodwill impairment charges, special charges, income taxes and minority interest (“Segment Profit”). See Note 16—“Business Segment Information” to the Company’s consolidated financial statements set forth elsewhere herein. The Company’s behavioral customer segments are defined below. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally. During the quarter ended September 30, 2004, the Company’s internal reporting of certain operational and corporate support costs, such as claims administration and network services, changed to allocate such costs from the Corporate and Other segment to the Health Plan Solutions, Employer Solutions and Public Sector Solutions segments. Accordingly, the Company has reclassified the financial results for all prior periods to allocate such costs into the corresponding segments consistent with its internal reporting. All periods presented were adjusted to conform with the fiscal 2004 reclassification. This reclassification does not affect consolidated financial results for any periods presented. For comparative purposes, the Company has presented results of operations below for the twelve-month period ended December 31, 2002, which information is unaudited.

The table below summarizes, for the periods indicated, operating results and other financial information, by business segment (in thousands). Given the Company’s change in year-end during fiscal year 2003, the Company believes the period comparisons below present the most useful comparison for readers:

	Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Fiscal Year Ended September 30, 2002
Net revenue	$ 1,013,033	$ 188,703	$ 551,322	$ —	$ 1,753,058
Cost of care	596,811	72,446	456,497	—	1,125,754
Direct service costs	226,141	85,799	53,256	—	365,196
Other operating expenses	—	—	—	94,364	94,364
Equity in (earnings) loss of unconsolidated subsidiaries	(15,537)	—	2,531	—	(13,006)
Segment profit (loss)	$ 205,618	$ 30,458	$ 39,038	$ (94,364)	$ 180,750
Twelve Months Ended December 31, 2002 (unaudited)(1)
Net revenue	$ 988,465	$ 189,533	$ 576,108	$ —	$ 1,754,106
Cost of care	581,882	72,352	477,559	—	1,131,793
Direct service costs	212,070	84,409	54,664	—	351,143
Other operating expenses	—	—	—	98,718	98,718
Equity in (earnings) loss of unconsolidated subsidiaries	(13,699)	—	1,732	—	(11,967)
Segment profit (loss)	$ 208,212	$ 32,772	$ 42,153	$ (98,718)	$ 184,419
Fiscal Year Ended December 31, 2003
Net revenue	$ 870,540	$ 159,034	$ 481,172	$ —	$ 1,510,746
Cost of care	464,128	44,858	397,498	—	906,484
Direct service costs	180,336	79,071	40,466	—	299,873
Other operating expenses	—	—	—	118,529	118,529
Equity in (earnings) loss of unconsolidated subsidiaries	(6,560)	—	358	—	(6,202)
Segment profit (loss)	$ 232,636	$ 35,105	$ 42,850	$ (118,529)	$ 192,062

	Reorganized Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Fiscal Year Ended December 31, 2004
Net revenue	$ 904,872	$ 135,676	$ 754,854	$ —	$ 1,795,402
Cost of care	484,047	37,168	669,379	—	1,190,594
Direct service costs	170,131	66,294	40,528	—	276,953
Other operating expenses	—	—	—	99,918	99,918
Equity in earnings of unconsolidated subsidiaries	(5,277)	—	—	—	(5,277)
Segment profit (loss)	$ 255,971	$ 32,214	$ 44,947	$ (99,918)	$ 233,214

(1)   The results of operations for the twelve months ended December 31, 2002 represent the amalgamation of the results of operations for the nine-month period ended September 30, 2002 (unaudited) and the three-month period ended December 31, 2002 (audited) previously reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003 and the Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002 filed with the SEC on August 12, 2003, respectively.

The following table reconciles segment profit as calculated in the table above to consolidated net income (loss):

	Predecessor Company			Reorganized Company
	Fiscal Year Ended September 30,	Twelve Months Ended December 31,	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2002	2002(1)	2003	2004
	(unaudited)
Segment profit	$ 180,750	$ 184,419	$ 192,062	$ 233,214
Depreciation and amortization	47,558	50,748	48,047	42,489
Interest expense	97,596	99,210	61,016	37,124
Interest income	(5,365)	(5,065)	(2,873)	(6,127)
Reorganization benefit	—	—	(438,217)	—
Stock compensation expense	—	—	—	23,152
Special charges	15,729	15,151	9,528	5,038
Goodwill impairment charges	415,880	415,880	28,780	—
Income (loss) from continuing operations before provision for income taxes and minority interest	(390,648)	(391,505)	485,781	131,538
Provision for income taxes	151,609	148,652	33,813	46,584
Income (loss) from continuing operations before minority interest	(542,257)	(540,157)	451,968	84,954
Minority interest	47	58	253	333
Income (loss) from continuing operations	(542,304)	(540,215)	451,715	84,621
Discontinued operations:
Income (loss) from discontinued operations(2)	4,894	5,539	(25,028)	4,781
Income (loss) on disposal of discontinued operations(2)	(92)	(815)	4,756	(1,030)
Reorganization benefit(2)	—	—	20,327	—
	4,802	4,724	55	3,751
Income (loss) before cumulative effect of change in accounting principle	(537,502)	(535,491)	451,770	88,372
Cumulative effect of change in accounting principle(2)	(191,561)	—	—	—
Net income (loss)	$ (729,063)	$ (535,491)	$ 451,770	$ 88,372

(1)   The results of operations for the twelve months ended December 31, 2002 represent the amalgamation of the results of operations for the nine-month period ended September 30, 2002 (unaudited) and the three-month period ended December 31, 2002 (audited) previously reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 19, 2003 and the Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002 filed with the SEC on August 12, 2003, respectively. The following two tables reconcile the results of operations for the twelve months ended December 31, 2002 to the amounts reported in the Company’s previous filings, as noted above (in thousands).

(2)          Net of related income taxes.

Predecessor Company
	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Net Revenue
Nine months ended September 30, 2002 (unaudited)	$ 742,884	$ 142,833	$ 422,499	$ —	$ 1,308,216
Three months ended December 31, 2002	245,581	46,700	153,609	—	445,890
Twelve Months ended December 31, 2002 (unaudited)	$ 988,465	$ 189,533	$ 576,108	$ —	$ 1,754,106
Cost of Care
Nine months ended September 30, 2002 (unaudited)	$ 444,381	$ 54,984	$ 350,718	$ —	$ 850,083
Three months ended December 31, 2002	137,501	17,368	126,841	—	281,710
Twelve Months ended December 31, 2002 (unaudited)	$ 581,882	$ 72,352	$ 477,559	$ —	$ 1,131,793
Direct Service Costs
Nine months ended September 30, 2002 (unaudited)	$ 164,731	$ 63,801	$ 40,287	$ —	$ 268,819
Three months ended December 31, 2002	47,339	20,608	14,377	—	82,324
Twelve Months ended December 31, 2002 (unaudited)	$ 212,070	$ 84,409	$ 54,664	$ —	$ 351,143
Other Operating Expenses
Nine months ended September 30, 2002 (unaudited)	$ —	$ —	$ —	$ 71,319	$ 71,319
Three months ended December 31, 2002	—	—	—	27,399	27,399
Twelve Months ended December 31, 2002 (unaudited)	$ —	$ —	$ —	$ 98,718	$ 98,718
Equity in (Earnings) Loss of Unconsolidated Subsidiaries
Nine months ended September 30, 2002 (unaudited)	$ (11,706)	$ —	$ 1,877	$ —	$ (9,829)
Three months ended December 31, 2002	(1,993)	—	(145)	—	(2,138)
Twelve Months ended December 31, 2002 (unaudited)	$ (13,699)	$ —	$ 1,732	$ —	$ (11,967)
Segment Profit (Loss)
Nine months ended September 30, 2002 (unaudited)	$ 145,478	$ 24,048	$ 29,617	$ (71,319)	$ 127,824
Three months ended December 31, 2002	62,734	8,724	12,536	(27,399)	56,595
Twelve Months ended December 31, 2002 (unaudited)	$ 208,212	$ 32,772	$ 42,153	$ (98,718)	$ 184,419

	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2002	Twelve Months Ended December 31, 2002
	(unaudited)		(unaudited)
Depreciation and amortization	$ 36,368	$ 14,380	$ 50,748
Interest expense	73,877	25,333	99,210
Interest income	(4,055)	(1,010)	(5,065)
Special charges	11,244	3,907	15,151
Goodwill impairment charges	415,880	—	415,880
Provision for income taxes	145,523	3,129	148,652
Minority interest	31	27	58
Income from discontinued operations, net	4,736	803	5,539
Income (loss) on disposal of discontinued operations, net	(912)	97	(815)

Reorganized Company year ended December 31, 2004 (“Current Year”), compared to the Predecessor Company year ended December 31, 2003 (“Prior Year”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 3.9 percent or $34.3 million from the Prior Year to the Current Year. The increase in revenue is mainly due to favorable rate changes of $41.3 million, net increased membership from existing customers of $40.0 million, favorable contractual settlements with customers in the Current Year related to prior periods of $5.5 million, and other net changes totaling $8.5 million, which increases were partially offset by decreases due to terminated contracts of $61.0 million.

Cost of Care

Cost of care increased by 4.3 percent or $19.9 million from the Prior Year to the Current Year. The increase in cost of care is primarily due to net increased membership from existing and new customers of $20.7 million, favorable medical claims development related to prior periods recorded in the Prior Year of $11.4 million, and higher costs due to care trends and other net variances of $28.2 million, which increases were partially offset by terminated contracts of $27.9 million and favorable medical claims development related to prior periods recorded in the Current Year of $7.1 million ($5.4 million of which relates to the Prior Year). Cost of care decreased as a percentage of risk revenue from 68.2 percent in the Prior Year to 66.8 percent in the Current Year, mainly due to increased revenue from favorable rate changes on risk membership and the net impact of medical claims development affecting the Current Year and the Prior Year, partially offset by higher costs due to care trends in the Current Year.

Direct Service Costs

Direct service costs decreased by 5.7 percent or $10.2 million from the Prior Year to the Current Year. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. Direct service costs decreased as a percentage of revenue from 20.7 percent in the Prior Year to 18.8 percent in the Current Year. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and favorable rate changes and other revenue increases since the Prior Year.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

Equity in (earnings) loss of unconsolidated subsidiaries decreased 19.6 percent or $1.3 million from the Prior Year to the Current Year. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal Health Care, LLC (“Royal”), mainly attributable to a decrease in rates.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 14.7 percent or $23.4 million from the Prior Year to the Current Year. The decrease in revenue is mainly due to terminated contracts of $25.8 million, and net decreased membership from existing customers of $1.1 million, which decreases were partially offset by membership from new customers and other net changes of $3.5 million.

Cost of Care

Cost of care decreased by 17.1 percent or $7.7 million from the Prior Year to the Current Year. The decrease in cost of care is mainly due to terminated contracts of $5.8 million and lower costs due to care trends and other net changes of $1.9 million. The lower costs due to care trends for the Employer Solutions segment are partially due to the closure of several staff offices that had higher per visit costs than that incurred by utilizing the Company’s network of outpatient providers. Cost of care increased as a percentage of risk revenue from 29.6 percent in the Prior Year to 30.9 percent in the Current Year, mainly due to changes in business mix.

Direct Service Costs

Direct service costs decreased by 16.2 percent or $12.8 million from the Prior Year to the Current Year. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership and due to cost reduction efforts undertaken by the Company. Direct service costs decreased as a percentage of revenue from 49.7 percent in the Prior Year to 48.9 percent in the Current Year, mainly due to the aforementioned cost reduction efforts undertaken by the Company.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 56.9 percent or $273.7 million from the Prior Year to the Current Year. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $236.4 million for the Current Year. Effective December 31, 2003, FIN 46 was adopted, as required, pursuant to which the Company began consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in the Current Year, net revenue increased by $37.3 million. This increase is primarily due to net increased membership from existing customers of $27.2 million, net rate increases of $26.6 million, increased revenue of $11.9 million associated with cost of care sharing provisions under the TennCare contracts, and other net increases of $1.1 million, which increases were partially offset by terminated contracts of $29.5 million.

Cost of Care

Cost of care increased by 68.4 percent or $271.9 million from the Prior Year to the Current Year. The increase in cost of care is mainly due to the inclusion of approximately $236.4 million of expenses for care of Premier, due to the consolidation of the results of operations of Premier in 2004, as noted above. Excluding the impact of consolidating Premier in the Current Year, cost of care increased by $35.5 million.

This increase is primarily due to net increased membership from existing customers of $23.2 million, and higher costs due to care trends and other net changes of $34.8 million, which increases were partially offset by terminated contracts of $22.5 million. Cost of care increased as a percentage of risk revenue from 86.3 percent in the Prior Year to 90.6 percent in the Current Year, mainly due to the consolidation of the operating results of Premier in the Current Year, which has a higher ratio of care to risk revenue, and higher care trends experienced in the Current Year.

Direct Service Costs

Direct service costs were $40.5 million in each of the Prior Year and the Current Year. As a percentage of revenue, direct service costs decreased from 8.4 percent in the Prior Year to 5.4 percent in the Current Year, primarily due to the aforementioned consolidation of revenue of Premier in the Current Year.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries

The Company recorded equity in loss of unconsolidated subsidiaries of approximately $0.4 million in the Prior Year, which represented its share of net loss realized by Premier. As noted above, the results of operations of Premier have been consolidated beginning in the Current Year in accordance with FIN 46.

Corporate and Other

Other Operating Expense

Other operating expenses related to the Company’s Corporate and Other Segment decreased by 15.7 percent or $18.6 million from the Prior Year to the Current Year. This decrease is mainly due to a decrease in the usage of consultants from the Prior Year of $8.0 million, insurance premiums of $7.5 million incurred in the Prior Year with respect to coverage after the Company’s emergence from bankruptcy for acts occurring prior to emergence and other net decreases of $3.1 million, mainly as a result of the Company’s cost reduction efforts. As a percentage of total net revenue, other operating expenses decreased from 7.9 percent for the Prior Year to 5.6 percent for the Current Year primarily due to the increase in revenue in the Current Year related to the consolidation of Premier (as described above) and the decreases in other operating expenses.

Depreciation and Amortization

Depreciation and amortization decreased by 11.6 percent or $5.6 million from the Prior Year to the Current Year. The decrease is primarily due to changes in the estimated remaining useful lives and basis of certain property and equipment and intangible assets as a result of the application of the fresh start reporting provisions of SOP 90-7 as of December 31, 2003, as well as the inclusion in the Prior Year of higher depreciation expense for certain capitalized software assets that became fully depreciated at March 31, 2003.

Interest Expense

Interest expense decreased by approximately 39.2 percent or $23.9 million from the Prior Year to the Current Year, due to the change in the Company’s debt structure as a result of the consummation of the Plan.

Other Items

A net reorganization benefit from continuing operations of approximately $438.2 million was recorded during the Prior Year. This amount is mainly composed of a $479.7 million net fresh start reorganization gain, partially offset by the write-off of deferred financing costs and professional fees and expenses incurred associated with the financial restructuring process and chapter 11 proceedings. For further discussion, see Note 3—“Summary of Significant Accounting Policies—Financial Reporting Under the Bankruptcy Code” to the consolidated financial statements set forth elsewhere herein.

Special charges of $9.5 million and $5.0 million were recorded in the Prior Year and the Current Year, respectively. The special charges primarily consist of employee severance and termination benefits, lease termination costs and consulting fees related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. The Prior Year special charges include income related to the collection of a previously reserved note receivable. See Note 12—“Special Charges” to the consolidated financial statements set forth elsewhere herein for further discussion.

Goodwill impairment charges of $28.8 million were recorded in the Prior Year. The charge represents impairments to the Employer Solutions and Public Sector Solutions reporting units, based on the comparison between the carrying value and the fair market value of the segments, as estimated by an independent appraisal firm. The Prior Year write-down was attributable to the Company’s financial performance and its business outlook as of September 1, 2003 (the Predecessor Company’s annual measurement date), and resulted in the complete write-down of goodwill related to the Employer Solutions and Public Sector Solutions reporting units.

Stock compensation expense of $23.2 million was recorded in the Current Year mainly related to stock purchased by the CEO, stock granted to the Company’s senior executives, in-the-money stock options granted to management (including senior executives) and stock granted to non-management members of the Board of Directors who are not affiliated with Onex. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

Income Taxes

The Company’s effective income tax rate was 35.4 percent in the Current Year and was 7.0 percent in the Prior Year. For the Current Year and the Prior Year, the Company recorded taxes based on its estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and, for the Current Year, the lack of substantial history of profitable operations subsequent to its emergence from bankruptcy. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes. The Current Year effective rate differs from the federal statutory rate primarily due to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, that reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7.

The Prior Year effective rate varies from the federal statutory rate primarily due to the Company’s recording, in the Prior Year, of a non-taxable fresh start reporting gain of $479.7 million and changes in estimates regarding the utilization of NOLs that existed prior to the Company’s emergence from bankruptcy in 1992 due to the finalization and amendment of certain previous year income tax returns.

Discontinued Operations

The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004
Healthcare provider and franchising segments	$ (24,482)	$ 7,508
Specialty managed healthcare segment	(546)	59
Human services segment	—	(2,786)
	$ (25,028)	$ 4,781

The loss from the healthcare provider and franchising segments in the Prior Year is primarily the result of the settlement of a significant claim in the chapter 11 proceeding, which under SOP 90-7 was recorded in 2003. Because the Company records tax expense based on its estimate of current taxable income (as discussed above) and the settlement of such claim reduces 2004 taxable income, the Current Year income from the healthcare provider and franchising segments is primarily attributable to the income tax benefit of $8.0 million with respect to the settlement of such claim.

The loss from the human services segment in the Current Year represents a change in estimated reserves for various accrued liabilities. The loss from the specialty managed healthcare segment in the Prior Year is a result of an increase in estimates of certain reserves for the segment.

The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004
Healthcare provider and franchising segments	$ 2,751	$ (1,030)
Specialty managed healthcare segment	1,953	—
Human services segment	52	—
	$ 4,756	$ (1,030)

The Current Year loss on disposal for the healthcare provider and franchising segments reflects the loss recognized attributable to the sale of a hospital facility formerly used in the operations of such segments, with net proceeds of $2.3 million being received from the sale. The Prior Year income on disposal related to the healthcare provider and franchising segments is attributable to changes in estimates of previously recorded joint venture liabilities related to the disposal of the segment, gains on the sale of a hospital facility of $0.7 million (before taxes) and cash received as a final distribution associated with a discontinued provider joint venture of $0.8 million (before taxes).

The Prior Year income on disposal in the specialty managed healthcare segment is primarily the result of cash received as a partial payment on a note receivable that had been fully reserved in fiscal 2001, resulting in a gain of $1.3 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes).

The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004
Healthcare provider and franchising segments	$ 15,268	$ —
Specialty managed healthcare segment	5,059	—
	$ 20,327	$ —

Included in the Prior Year net reorganization benefit is $15.4 million representing the net fresh start reorganization gain. In addition, as part of its financial restructuring plan and chapter 11 proceedings, certain leases for closed offices were rejected and reorganization (expense) benefit was recorded in accordance with SOP 90-7 for the difference between the estimated cost of rejecting such leases and the liability previously recorded.

Predecessor Company fiscal year ended December 31, 2003 (“Calendar 2003”), compared to the Predecessor Company twelve months ended December 31, 2002 (“Calendar 2002”)(unaudited)

Health Plan Solutions

Net Revenue.   Net revenue related to the Health Plan Solutions segment decreased by 11.9 percent or $117.9 million from Calendar 2002 to Calendar 2003. The decrease in revenue is mainly due to terminated contracts of $109.2 million, a reduction in revenue under the Company’s contract with Aetna (primarily due to decreased membership) of $30.2 million, and contract changes (mainly risk to non-risk) of $23.3 million, which decreases were partially offset by net increased membership from existing and new customers (excluding Aetna) of $24.6 million (mainly related to non-risk membership), net increases in rates of $17.8 million, and other net increases of $2.4 million.

Cost of Care.   Cost of care decreased by 20.2 percent or $117.8 million from Calendar 2002 to Calendar 2003. The decrease in cost of care is primarily due to terminated contracts of $77.9 million, net contract changes (mainly risk to non-risk) of $24.0 million, favorable prior year medical claims development recorded during fiscal 2003 of $11.4 million (which has a year over year impact of $22.8 million), a reduction in care under the Company’s contract with Aetna (mainly due to decreased risk membership) of $15.2 million, and net favorable settlements of $6.7 million related to claims paid by clients, which decreases were partially offset by net increased membership from existing and new customers of $8.2 million and estimated higher costs due to care trends and other net changes of $20.6 million. Excluding the impact in Calendar 2003 of favorable Calendar 2002 care development, cost of care as a percentage of risk revenue decreased from 70.8 percent for Calendar 2002 to 69.9 percent for Calendar 2003, mainly due to changes in business mix.

Direct Service Costs.   Direct service costs decreased by 15.0 percent or $31.7 million from Calendar 2002 to Calendar 2003. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers, as well as lower costs required to support the decrease in net membership in the Health Plan Solutions segment. Direct service costs as a percentage of revenue decreased from 21.5 percent for Calendar 2002 to 20.7 percent for Calendar 2003. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate increases since Calendar 2002.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries.   Equity in (earnings) loss of unconsolidated subsidiaries decreased 52.1 percent or $7.1 million from Calendar 2002 to Calendar 2003. The decrease primarily relates to the Company’s withdrawal from the Choice Behavioral Health Partnership (“Choice”)

as of October 2002, with equity in (earnings) of Choice totaling $(9.0) million for Calendar 2002. Partially offsetting this reduction is an increase of $1.9 million in equity in (earnings) related to the Royal Health Care, LLC joint venture, mainly due to increased membership.

Employer Solutions

Net Revenue.   Net revenue related to the Employer Solutions segment decreased by 16.1 percent or $30.5 million from Calendar 2002 to Calendar 2003. The decrease in revenue is mainly due to terminated contracts of $23.6 million, net decreased membership from existing customers of $8.3 million, and contract changes (mainly risk to non-risk) of $3.0 million, which decreases were partially offset by other net changes of $4.4 million.

Cost of Care.   Cost of care decreased by 38.0 percent or $27.5 million from Calendar 2002 to Calendar 2003. The decrease in cost of care is mainly due to terminated contracts of $16.4 million, net contract changes (mainly risk to non-risk) of $3.1 million, favorable care trends and other net changes of $6.3 million, and costs associated with net membership reduction from existing customers of $1.7 million. The favorable care trends are partially due to the closure of several staff offices which had higher per cost visits than that incurred by utilizing the Company’s contracted network of outpatient providers. Cost of care as a percentage of risk revenue decreased from 40.2 percent in Calendar 2002 to 29.6 percent in Calendar 2003, mainly due to favorable care trends experienced in Calendar 2003 and changes in business mix.

Direct Service Costs.   Direct service costs decreased by 6.3 percent or $5.3 million from Calendar 2002 to Calendar 2003. The decrease in direct service costs is mainly due to lower costs required to support the decrease in net membership in the Employer Solutions segment. As a percentage of revenue, direct service costs increased from 44.5 percent in Calendar 2002 to 49.7 percent in Calendar 2003. The increase in the percentage of direct service costs in relationship to revenue is mainly due to the reduction in revenue due to terminated contracts and decreased membership from existing customers (as described above), for which the direct service costs are not reduced proportionally, or such reductions are accomplished on a delayed basis.

Public Sector Solutions

Net Revenue.   Net revenue related to the Public Sector Solutions segment decreased by 16.5 percent or $94.9 million from Calendar 2002 to Calendar 2003. The decrease in revenue is mainly due to a net reduction in revenue with respect to the TennCare program of $83.3 million, primarily as a result of a program change (as described above), a contract change with respect to the Pennsylvania Counties of $42.9 million and terminated contracts of $4.9 million, which decreases were partially offset by net increased membership from other existing customers of $30.4 million, net rate increases (other than from TennCare) of $4.9 million and other net increases of $0.9 million.

Cost of Care.   Cost of care decreased by 16.8 percent or $80.1 million from Calendar 2002 to Calendar 2003. The decrease in cost of care is mainly due to a net reduction in cost of care with respect to the TennCare program of $79.5 million, primarily as a result of a program change (as described above), and a contract change with respect to the Pennsylvania Counties of $31.6 million, which decreases were partially offset by net increased membership from other existing customers of $24.3 million and higher costs due to care trends (other than with respect to TennCare) and other net changes of approximately $6.7 million. Cost of care as a percentage of risk revenue was relatively consistent for both periods.

Direct Service Costs.   Direct service costs decreased by 26.0 percent or $14.2 million from Calendar 2002 to Calendar 2003. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company and a contract change with respect to the Pennsylvania Counties contracts, partially offset by higher costs required to support the increase in net membership in the Public Sector

Solutions segment. As a percentage of revenue, direct service costs decreased from 9.5 percent in Calendar 2002 to 8.4 percent in Calendar 2003, due to the reasons noted above.

Equity in (Earnings) Loss of Unconsolidated Subsidiaries.   Equity in loss of unconsolidated subsidiaries decreased $1.3 million to $0.4 million for Calendar 2003 from $1.7 million for Calendar 2002. The investment in unconsolidated subsidiary relates to Premier. The Calendar 2003 improvement is primarily due to increased risk share revenue, favorable runout of prior period IBNR and favorable rate changes, which changes were partially offset by decreased membership.

Corporate and Other

Other Operating Expenses.   Other operating costs related to the Corporate and Other Segment increased by 20.1 percent or $19.8 million from Calendar 2002 to Calendar 2003. The increase is mainly due to higher discretionary employee benefit costs of $11.4 million, insurance premiums of $7.5 million with respect to coverage after the Company’s emergence from bankruptcy for acts occurring prior to emergence, and the inclusion in Calendar 2003 of the favorable impact of changes in estimates of the reserves previously recorded for employee health benefits, self-insurance and litigation totaling approximately $3.5 million. Such increases in other operating expenses were partially offset by the Company’s cost reduction efforts undertaken in Calendar 2003. As a percentage of total net revenue, other operating expenses increased from 5.6 percent for Calendar 2002 to 7.9 percent for Calendar 2003 due to the lower revenue in Calendar 2003 (as described above) and the increase in other operating expenses.

Depreciation and Amortization.   Depreciation and amortization decreased by 5.3 percent or $2.7 million from Calendar 2002 to Calendar 2003. The decrease is primarily due to a reduction in depreciation expense mainly related to certain capitalized software assets that became fully depreciated at March 31, 2003, partially offset by an increase in amortization expense related to an adjustment of the remaining useful lives of certain intangible assets as of October 1, 2002.

Interest Expense.   Interest expense decreased by 38.5 percent or $38.2 million from Calendar 2002 to Calendar 2003. The decrease is mainly due to the fact that the Company did not accrue interest after March 11, 2003 of approximately $45.3 million for the Old Subordinated Notes as a result of the chapter 11 filing, in accordance with SOP 90-7. Such decrease was partially offset by increased interest expense incurred under the Old Credit Agreement of approximately $2.9 million, mainly related to higher borrowing levels on the Company’s Old Revolving Facility and higher overall interest rates charged for all loans under the Old Credit Agreement, $3.9 million related to the Aetna Note and other net increases of $0.3 million.

Other Items.   The Company recorded a net reorganization benefit from continuing operations of approximately $438.2 million in Calendar 2003. This amount is mainly composed of a $479.7 million net fresh start reorganization gain, partially offset by the write-off of deferred financing costs and professional fees and expenses associated with the Company’s financial restructuring process and chapter 11 proceedings. For further discussion, see Note 3—“Summary of Significant Accounting Policies—Financial Reporting Under the Bankruptcy Code” to the consolidated financial statements set forth elsewhere herein.

The Company recorded special charges of $9.5 million and $15.2 million in Calendar 2003 and Calendar 2002, respectively. The special charges primarily relate to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices, partially offset by income recorded to special charges related to the collection of a previously reserved note receivable. The charges related to restructuring plans primarily consist of employee severance and termination benefits, lease termination costs and consulting fees. See Note 12—“Special Charges” to the consolidated financial statements set forth elsewhere herein for further discussion.

The Company recorded goodwill impairment charges of $28.8 million and $415.9 million in Calendar 2003 and Calendar 2002, respectively. The Calendar 2003 charge represents impairments to the Employer Solutions and Public Sector Solutions reporting units, based on the comparison between the carrying value and the fair market value of the segments, as estimated by an independent appraisal firm. The Calendar 2003 write-down was attributable to the Company’s financial performance and its business outlook as of September 1, 2003, and resulted in the complete write-down of goodwill related to the Employer Solutions and Public Sector Solutions reporting units. In Calendar 2002, the Company recorded an impairment charge to write-down the balance of goodwill related to the Health Plan Solutions, Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based on independently appraised values. The Calendar 2002 write-down occurred due to changes in the Company’s financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company’s reporting units.

Income Taxes.   The Company’s effective income tax rate was 7.0 percent for the Calendar 2003 as compared to (38.0) percent for Calendar 2002. For Calendar 2003 and Calendar 2002 the Company recorded taxes based on estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of substantial history of profitable operations subsequent to its emergence from bankruptcy. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes. The Calendar 2003 effective rate differs from the federal statutory rate primarily due to the Company’s recording, in Calendar 2003, of a non-taxable fresh start reporting gain of $479.7 million and changes in estimates regarding the utilization of NOLs that existed prior to the Company’s emergence from bankruptcy in 1992 due to the finalization and amendment of certain prior year income tax returns.

The Calendar 2002 effective rate varies substantially from the federal statutory rate primarily due to the impact of non-deductible goodwill included in the goodwill impairment charge and a valuation allowance adjustment to reduce the Company’s deferred tax asset balance to zero due to the uncertainty as to the Company’s ability to realize its net operating loss carryforwards and other deferred tax assets.

Discontinued Operations.   The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	2002	2003
Healthcare provider and franchising segments	$ 5,341	$ (24,482)
Specialty managed healthcare segment	198	(546)
	$ 5,539	$ (25,028)

The loss for Calendar 2003 in the healthcare provider and franchising segments is primarily the result of the settlement of a significant claim, which resulted in an adjustment to discontinued operations legal expense of $24.0 million, for which there was no tax effect. Income from the healthcare provider and franchising segments for Calendar 2002 includes a reduction of estimates of reserves pertaining to the former psychiatric hospital facilities of $4.3 million (before taxes) and the positive settlement of outstanding Medicare and Medicaid cost reports of $4.3 million (before taxes), partially offset by the cost of collections, legal fees and other costs.

The loss for Calendar 2003 in the specialty managed healthcare segment is a result of an increase in estimates of certain reserves for the segment. Income from the specialty managed healthcare segment for Calendar 2002 is a result of a change in estimate of certain lease reserves of $0.3 million (before taxes) related to the settlement of a lease obligation.

The following table summarizes, for the periods indicated, the income (loss) on disposal of discontinued operations, net of tax (in thousands):

	2002	2003
Healthcare provider and franchising segments	$ 47	$ 2,751
Specialty managed healthcare segment	(1,642)	1,953
Human services segment	780	52
	$ (815)	$ 4,756

The Calendar 2003 income on disposal in the healthcare provider and franchising segments is attributable to changes in estimates of previously recorded joint venture liabilities related to the disposal of the segment. Additionally, the Calendar 2003 income on disposal includes gains on the sale of a hospital facility of $0.7 million (before taxes) and cash received as a final distribution associated with a discontinued provider joint venture of $0.8 million (before taxes).

The Calendar 2003 income on disposal in the specialty managed healthcare segment is primarily the result of cash received as a partial payment on a note receivable held by the Company that had been fully reserved in fiscal 2001, resulting in a gain of $1.3 million (before taxes), and a favorable change in estimated lease reserves of $0.5 million (before taxes). Loss on disposal in the specialty managed healthcare segment in Calendar 2002 is primarily the result of an increase in lease reserves of approximately $2.3 million (before taxes) to reflect changes in estimates, which loss is offset by $0.7 million (before taxes) in cash received as partial payment on a note receivable held by the Company that had been fully reserved in fiscal 2001.

The Calendar 2002 income on disposal in the human services segment is the result of a change in estimate of self-insurance and other reserves.

The following table summarizes, for the periods indicated, the net reorganization benefit included in discontinued operations (in thousands):

	2002	2003
Healthcare provider and franchising segments	$—	$ 15,268
Specialty managed healthcare segment	—	5,059
	$—	$ 20,327

Included in the net reorganization benefit for Calendar 2003 is $15.4 million representing the net fresh start reorganization gain. In addition, as part of its financial restructuring plan and chapter 11 proceedings, certain leases for closed offices were rejected. To the extent that the estimated cost as a result of rejecting such leases was different than the liability previously recorded, such difference has been recorded as reorganization (expense) benefit in accordance with SOP 90-7.

Outlook—Results of Operations

The Company’s segment profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 1—“Business—Cautionary Statements as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general) and (vi) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

A portion of the Company’s business is subject to rising care costs due to an increase in the number and frequency of covered members seeking behavioral care services, and higher costs per inpatient day or outpatient visit. Many of these factors are beyond the Company’s control. Future results of operations will be heavily dependent on management’s ability to obtain customer rate increases that are consistent with care cost increases and /or to reduce operating expenses.

The Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, it is possible that the Company’s customers that are managed care companies may seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services.

Stock Compensation.   Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also granted an aggregate of 2,891,022 stock options to the Senior Executives on the Effective Date and made cash payments to the Senior Executives to approximate the tax liability associated with the Senior Executives’ compensation income resulting from the stock grants, the stock purchase and the cash payments, as defined below. Under the 2003 Management Incentive Plan, 1,511,500 stock options were awarded to other members of the Company’s management and other employees during fiscal 2004. All of these awards were contingent upon the Company’s emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date.

Under APB 25, the Reorganized Company recorded stock compensation expense during the fiscal year ended December 31, 2004 of $23.2 million, as reflected in the accompanying consolidated statements of operations, related to the following:

•       with respect to the grants of restricted stock to the Senior Executive officers, the Company recognized a charge equal to the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) multiplied by the shares granted, plus the cash amount paid to the Senior Executives with regard to income taxes related to such grants;

•       with respect to the shares purchased by the Chief Executive Officer, the Company recognized a charge equal to the difference between the fair market value of the Ordinary Common Stock at the time of purchase (the price at which the stock traded on the first day of trading) and the price paid for such shares multiplied by the shares purchased, plus the amount paid to the Chief Executive Officer with regard to income taxes related to such purchase.

•       with respect to the grant of options to the Senior Executives and other members of management and other employees, a charge was computed equal to the difference between the fair market value of the Ordinary Common Stock at the time of grant (for the options granted to the Senior Executives, the price at which the stock traded on the first day of trading) and the exercise prices of the options, multiplied by the number of shares subject to the options (4.2 million shares in the aggregate). This charge is being recognized ratably over the vesting periods of the options, which range from three to four years. Compensation expense related to two of the three tranches of stock options granted to the Senior Executives, covering 2.1 million shares, could have been recognized over a period ranging from three to seven years, depending on the market price performance of the

Ordinary Common Stock. However, as a result of the market price performance to-date of the Ordinary Common Stock, the Company is recognizing compensation expense for the Senior Executive stock options over three years.

•       with respect to 13,595 shares of Ordinary Common Stock granted to non-management members of the board of directors who are not affiliated with Onex, pursuant to the Company’s 2004 Director Stock Compensation Plan, the Company recognized a charge equal to the fair market value of the Ordinary Common Stock at the time of grant.

The Company estimates that the total amount of such charges will be $56.5 million, before taxes. Based upon a three year vesting schedule for the two Senior Executive tranches, as discussed above, the Company estimates that it will recognize the remaining charges of $15.0 million, $15.0 million, and $3.3 million in fiscal years 2005, 2006, and 2007, respectively.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of December 31, 2004, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Operating Restructuring Activities.   During the fiscal year ended September 31, 2002, the three months ended December 31, 2002, and the fiscal years ended December 31, 2003 and 2004, the Company incurred special charges of $15.7 million, $3.9 million, $9.5 million and $5.0 million, respectively. The majority of the special charges were incurred related the Company’s restructuring initiatives which were generally focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. The Company does not anticipate incurring any material additional charges related to such restructuring initiatives during fiscal 2005.

Historical—Liquidity and Capital Resources

Reorganized Company year ended December 31, 2004 (“Current Year”), compared to the Predecessor Company year ended December 31, 2003 (“Prior Year”)

Operating Activities.   Net cash provided by operating activities decreased by approximately $14.9 million for the Current Year as compared to the Prior Year. The decrease in operating cash flows is primarily due to net payments for liabilities related to the chapter 11 proceedings that include professional fees and claim settlements and an increase in cash interest payments. Partially offsetting these reductions to operating cash flows is the Company’s increase in segment profit and a net increase in cash receipts related to unconsolidated subsidiaries.

During the Current Year, net bankruptcy-related liabilities decreased by approximately $66.7 million, which is primarily attributable to claim settlements and the payment of professional fees. Such amount is net of the receipt of $15.2 million from Onex related to shares purchased under its commitment to fund the Cash-Out Election. Cash interest payments made in the Current Year totaled $31.5 million as compared to $15.8 million for the Prior Year. During the impendency of the Company’s chapter 11 proceedings in the Prior Year, no cash interest payments were made on the Company’s debt other than debt outstanding under the prior Credit Agreement. Segment profit was $233.2 million and $192.1 million for the Current Year and Prior Year, respectively. During the Current Year, the Company received $7.3 million in net cash distributions from unconsolidated subsidiaries, as compared to net cash distributions of $3.9 million made to unconsolidated subsidiaries in the Prior Year.

Investing Activities.   Approximately $30.7 million and $29.8 million were utilized during the Current Year and Prior Year, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

During the Current Year, the Company received proceeds of $2.3 million from the sale of a hospital facility, net of transaction costs, related to the discontinued healthcare provider and franchising segments. Proceeds of $2.6 million from the sale of assets, net of transaction costs, were received during the Prior Year. In the Prior Year, proceeds of $2.4 million were received related to the discontinued healthcare provider and franchising segments, with $1.6 million from the sale of a hospital facility and $0.8 million as a final distribution associated with a discontinued provider joint venture.

Approximately $3.7 million was utilized during the Prior Year for acquisitions and investments in businesses, and relates to earn-out payments with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company.

During the Current Year, the Company utilized net cash of $321.0 million for the purchase of “available-for-sale” investments. The Company’s investments consist of U.S. government agencies securities, corporate debt securities, and certificates of deposit with the investments ranging in maturity at purchase date from three to twenty-seven months.

Financing Activities.   Upon the consummation of the Plan in January 2004, net proceeds of $147.9 million were received from the issuance of new equity, net of issuance costs of approximately $3.1 million; net proceeds of $92.8 million were received from the issuance of long-term debt, net of issuance costs of $7.4 million; and debt repayments of $192.4 million were made. In addition, in the Current Year, the Company repaid $15.0 million of indebtedness outstanding under the Term Loan Facility and paid $8.8 million on capital lease obligations.

The debt paid upon consummation of the Plan of $192.4 million on the Effective Date was composed of payments of $160.8 million of amounts outstanding under the Old Credit Agreement, $16.6 million of principal on the Old Senior Notes and $15.0 million related to a debt obligation to Aetna.

During the Prior Year, the Company made payments on capital lease obligations of $3.0 million and had other net financing sources of $0.1 million.

Predecessor Company fiscal year ended December 31, 2003 (“Calendar 2003”), compared to the Predecessor Company twelve months ended December 31, 2002 (“Calendar 2002”) (unaudited)

The condensed cash flows from operating activities, investing activities and financing activities for the twelve months ended December 31, 2002 represent the amalgamation of the condensed cash flows for the nine months ended September 30, 2002 (unaudited), as reported in the quarterly report on Form 10-Q for the quarter ended September 30, 2002, and the three months ended December 31, 2002 (audited), as reported in the transition report on Form 10-K for the three month period ended December 31, 2002.

	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2002	Twelve Months Ended December 31, 2002
	(unaudited)		(unaudited)
Net cash provided by operating activities	$ 42,605	$ 28,001	$ 70,606
Capital expenditures	(21,585)	(8,421)	(30,006)
Acquisitions and investments in businesses, net of cash acquired	(63,731)	—	(63,731)
Net cash used in investing activities	(85,316)	(8,421)	(93,737)
Proceeds from issuance of debt, net of issuance costs	105,000	—	105,000
Payments on debt and capital lease obligations	(64,853)	(1,196)	(66,049)
Other financing activities	1,159	(1,909)	(750)
Net cash provided by (used in) financing activities	41,306	(3,105)	38,201
Net increase (decrease) in cash and cash equivalents	$ (1,405)	$ 16,475	$ 15,070
Supplemental cash flow information:
Income taxes paid	$ 593	$ 71	$ 664
Interest paid	$ 76,463	$ 16,175	$ 92,638

Operating Activities.   The Company’s net cash provided by operating activities was $70.6 million and $178.3 million for Calendar 2002 and Calendar 2003, respectively. The increase in cash provided by operating activities from Calendar 2002 to Calendar 2003 is primarily due to a reduction in cash interest payments. Cash interest payments in Calendar 2002 totaled $92.6 million, as compared to $15.8 million in Calendar 2003, a reduction of approximately $76.8 million. The decrease in interest payments is mainly due to the fact that the Company did not pay interest on the Old Senior Notes and Old Subordinated Notes totaling $79.7 million during the period beginning on the date the Company filed for bankruptcy protection, March 11, 2003, through the end of Calendar 2003. Also contributing to the increase in operating cash flows from Calendar 2002 to Calendar 2003 are higher cash flows attributable to increased segment profit year over year, lower net cash outflows with respect to discontinued operations and other working capital changes. The Company’s segment profit for Calendar 2002 was $184.4 million, as compared to $192.1 million in Calendar 2003. Net cash outflows with respect to discontinued operations were $5.8 million and $0.1 million in Calendar 2002 and Calendar 2003, respectively.

Investing Activities.   Approximately $30.0 million and $29.8 million were utilized during Calendar 2002 and Calendar 2003, respectively, for capital expenditures. The majority of the Company’s capital expenditures relate to management information systems and related equipment. These expenditures have remained relatively constant year over year and are reduced from prior years as the result of the Company’s focus on cost reduction restructuring initiatives.

The Company used cash of $63.7 million and $3.7 million during Calendar 2002 and Calendar 2003, respectively, for acquisitions and investments in businesses. Included in Calendar 2002 is a contingent purchase price payment of $60.0 million to Aetna related to the acquisition of HAI. Included in Calendar 2002 and Calendar 2003 are the final two earn-out payments of $3.7 million each with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company.

Financing Activities.   The Company borrowed approximately $105.0 million and $0.1 million during Calendar 2002 and Calendar 2003, respectively. The borrowings in Calendar 2002 were primarily draws under the revolving credit facility for short-term capital needs.

The Company made repayments of approximately $66.0 million and $3.0 million on debt and capital lease obligations during Calendar 2002 and Calendar 2003, respectively. Calendar 2002 repayments included scheduled term loan repayments, unscheduled term loan repayments with cash received from asset sales during the year, scheduled capital lease payments and revolving facility repayments primarily utilizing cash generated from operations. Calendar 2003 repayments include payments on capital lease obligations.

Outlook—Liquidity and Capital Resources

Credit Agreement.   The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an original aggregate principal amount of $80.0 million. As of December 31, 2004, the Company had $85.0 million outstanding under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of $7.4 million related to the Credit Agreement. Additionally, effective September 29, 2004, the Credit-Linked Facility was reduced from $80.0 million to $50.0 million. The Company accounted for the reduction of the Credit-Linked Facility in accordance with the Emerging Issues Task Force (“EITF”) 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and accordingly, wrote off $0.8 million of fees associated with the Credit Agreement and will amortize the remaining unamortized fees relating to the Credit Agreement over the remaining term of the Credit Agreement. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2004, the Company had issued letters of credit in the amount of $45.1 million, resulting in unutilized commitments under the Credit-Linked Facility of $4.9 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On October 25, 2004 (“the First Amendment Effective Date”), the Credit Agreement was amended (the “Amendment”) to reduce the annual interest rate on borrowings under the Term Loan Facility and on the Credit-Linked Facility, each by 1.25 percent. As a result of the Amendment, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2004, all loans under the Term Loan Facility were Eurodollar denominated loans at a borrowing rate of 4.74 percent. As a result of the Amendment, the commitment fee on the Credit-Linked Facility is equal to the sum of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2004, the commitment fee on the Credit-Linked

Facility was 2.37 percent. In addition, under the Amendment, certain mandatory prepayment requirements were eliminated, and several covenants that restricted or limited the Company’s ability to repurchase or refinance Senior Notes, make investments, and incur debt pertaining to letters of credit were amended. The Company paid and expensed $0.3 million in fees associated with the Amendment. See Note 7—“Long-Term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein for further discussion of the Credit Agreement.

Liquidity.   During fiscal 2005, the Company expects to pay its current obligations as noted in the commitments table reflected below, and fund its capital expenditures with cash from operations. The Company estimates that its capital expenditures will be approximately $30 million to $40 million in fiscal 2005. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in fiscal 2005. The following table sets forth the future financial commitments of the Company as of the December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$ 374,487	$ 71,415	$ 50,000	$ 253,072	$ —
Interest on long-term debt(2)	108,272	32,035	52,300	23,937	—
Capital lease obligations	4,991	3,743	734	514	—
Operating leases(3)	77,121	15,481	22,868	19,380	19,392
Purchase commitments(4)	8,000	8,000	—	—	—
	$572,871	$130,674	$ 125,902	$ 296,903	$ 19,392

(1)          Pursuant to the Plan, on the Effective Date, and on the subsequent First Amendment Effective Date, the Company refinanced its long-term debt. See Note 7—“Long-term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein for discussion of the new debt financing of the Company. Long-term debt amounts in the table above reflects future obligations under the Credit Agreement, the Senior Notes and the Aetna Note. See discussion of the Credit Agreement and amounts outstanding below.

(2)          Interest payments have been estimated based upon current interest rates, and include commitment fees associated with certain borrowings under the Credit Agreement.

(3)          Operating lease obligations include estimated future lease payments for both open and closed offices.

(4)   Purchase commitments includes open purchase orders as of December 31, 2004 relating to ongoing capital expenditure and operational activities, as well as arrangements with outside consultants for ongoing services which will be performed throughout fiscal 2005.

The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the period in which they will become due.

Off-Balance Sheet Arrangements.   As of December 31, 2004, the Company has no off-balance sheet arrangements of a material significance.

Restrictive Covenants in Debt Agreements.   On the Effective Date, the Reorganized Company entered into the Credit Agreement and an indenture governing the terms of the Senior Notes (the “Indenture”). As discussed above, the Credit Agreement was amended as of October 25, 2004. The Indenture and the Credit Agreement each contain covenants. These covenants limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

•       incur or guarantee additional indebtedness or issue preferred or redeemable stock;

•       pay dividends and make other distributions;

•       repurchase equity interests;

•       prepay or amend subordinated debt;

•       make certain other payments called “restricted payments”;

•       enter into sale and leaseback transactions;

•       create liens;

•       sell and otherwise dispose of assets;

•       acquire or merge or consolidate with another company; and

•       enter into some types of transactions with affiliates.

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the Credit Agreement pursuant to its terms, would result in an event of default under the Credit Agreement and, if indebtedness under the Credit Agreement is accelerated, would give rise to defaults under most or all of the Company’s other debt agreements. The Credit Agreement is guaranteed by most of the Company’s subsidiaries and is secured by most of the Company’s assets and the Company’s subsidiaries’ assets.

Net Operating Loss Carryforwards.   The Company estimates that, as of December 2004, it had approximately $525 million of reportable NOLs. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the IRS. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Company’s history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and its lack of substantial history of profitable operations subsequent to its emergence from bankruptcy create uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a total valuation allowance covering all of the Company’s net deferred tax assets at December 31, 2003 and substantially all of its net deferred tax assets at December 31, 2004. As of December 31, 2004, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are more likely than not to be realizable.

The Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. Furthermore, as of December 31, 2003, the Company had tax contingencies which created an uncertainty as to the Company’s ability to realize its NOLs. In addition to recording a full valuation allowance against all NOLs, the Company recorded this contingent liability of $23.2 million for taxes payable. During fiscal 2004, the Company received favorable guidance from the Internal Revenue Service which resolved this contingency, resulting in the reversal of the related liability and a reduction to goodwill (in accordance with SOP 90-7).

Discontinued Operations.   APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption “Discontinued operations—Income (loss) from discontinued operations.” The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption “Discontinued operations—Loss on disposal of discontinued operations.” The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

As of December 31, 2004, the Company has taken the majority of the actions necessary to complete the disposal of, or shutting down of, its healthcare provider and franchising segments, its specialty managed healthcare segment, and its human services segment but still has certain estimated liabilities totalling approximately $3.6 million for various obligations.

As part of its financial restructuring plan and chapter 11 proceedings, the Company rejected certain leases for closed offices. As leases for closed offices were rejected, the net liability arising from such rejections was compared to the net liability already recorded by the Company, and the difference was recorded as a component of “Reorganization expense” in the Company’s statement of operations, in accordance with SOP 90-7.

The remaining assets and liabilities of these discontinued segments are described more fully in Note 5—“Discontinued Operations” to the Company’s consolidated financial statements set forth elsewhere herein. There can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the consolidated statement of operations.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Historically, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The Reorganized Company early adopted the provisions of FIN 46 effective December 31, 2003. Early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company determined that it is the primary beneficiary of Premier Behavioral Systems of Tennessee, LLC (“Premier”), a variable interest entity for which the Reorganized Company maintains a 50 percent voting interest. Consistent with the provisions of FIN 46, the Reorganized Company consolidated the balance sheet of Premier into the Reorganized Company’s balance sheet as of December 31, 2003 and 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier’s earnings or loss in its consolidated statement of operations under the caption “Equity in (earnings) loss of unconsolidated subsidiaries.” The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. In 2004, the Reorganized Company consolidated the results of operations of Premier in its consolidated statement of operations, which represented $253.0 million of revenue for the fiscal year ended December 31, 2004.

The Company currently measures compensation cost for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and discloses pro forma stock-based compensation under the requirements of SFAS No. 123, “Accounting for

Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required July 1, 2005 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Since SFAS 123R must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123, using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123R. However, had SFAS 123R been adopted in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below entitled “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax credits in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were immaterial.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the borrowing levels under the Credit Agreement as of the Effective Date, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows. See “Business—Cautionary Statements—Restrictive Covenants in the Company’s Debt Instruments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations,” “—Outlook—Liquidity and Capital Resources” and Note 7—“Long-Term Debt and Capital Lease Obligations” to the Company’s consolidated financial statements set forth elsewhere herein for discussion of the Company’s Credit Agreement and the interest rates there under.

Item 8.   Financial Statements and Supplementary Data

Information with respect to this item is contained in the Company’s consolidated financial statements set forth elsewhere herein and financial statement schedule indicated in the Index on Page F-1 of this Report on Form 10-K, and is included herein.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 22, 2002, the Company’s Audit Committee approved the dismissal of its independent auditors, Arthur Andersen LLP (“Arthur Andersen”), and engaged Ernst & Young LLP to serve as its new independent auditors for fiscal year 2002. The Company filed a current report on Form 8-K with the SEC on May 24, 2002, the same date that the change in auditors became effective.

During the fiscal year ended September 30, 2001 and the interim period between September 30, 2001 and May 24, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2004. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), an Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2004, internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our assessment of internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Magellan Health Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Magellan Health Services, Inc. (Magellan) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magellan’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Magellan maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Magellan maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Magellan and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 23, 2005

Item 9B.   Other Information

None.

PART III

The information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2004.

PART IV

Item 15.   Exhibits, Financial Statement Schedule and Additional Information

(a)   Documents furnished as part of the Report:

1.                 Financial Statements

Information with respect to this item is contained on Pages F-1 to F-54 of this Report on Form 10-K.

2.                 Financial Statement Schedule

Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

3.                 Exhibits

Exhibit No.	Description of Exhibit
2.1

Master Service Agreement, dated August 5, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(b) to the Company’s current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

2.2

First Amendment to Master Services Agreement, dated December 4, 1997, between the Company, Aetna U.S. Healthcare, Inc. and Human Affairs International, Incorporated, which was filed as Exhibit 2(d) to the Company’s current report on Form 8-K, which was filed on December 17, 1997, and is incorporated herein by reference.

2.3

Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 2.1 to the Company’s current report on Form 8- K, which was filed on March 12, 2003, and is incorporated herein by reference.

2.4

Second Amendment to the Aetna Master Service Agreement, dated as of March 11, 2003 which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 12, 2003, and is incorporated herein by reference.

2.5

Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 99.1 to the Company’s current report on Form 8-K, which was filed on March 27, 2003, and is incorporated herein by reference.

2.6

Disclosure Statement for the Debtors’ First Amended Joint Plan of Reorganization, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed on March 27, 2003, and is incorporated herein by reference.

2.7

Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 99.1 to the Company’s current report on Form 8-K, which was filed on July 29, 2003, and is incorporated herein by reference.

2.8

Disclosure Statement for the Debtors’ Second Amended Joint Plan of Reorganization, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed on July 29, 2003, and is incorporated herein by reference.

2.9

Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed on August 19, 2003, and is incorporated herein by reference.

2.10

Disclosure Statement for the Debtors’ Third Amended Joint Plan of Reorganization, which was filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed on August 19, 2003, and is incorporated herein by reference.

2.11

Modifications to Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 25, 2003, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed September 30, 2003, and is incorporated herein by reference.

2.12

Modifications to Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated October 8, 2003, which was filed as Exhibit 2.3 to the Company’s current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.

2.13

Confirmation of Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, as Modified, which was filed as Exhibit 2.4 to the Company’s current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.

2.14

Third Amendment to the Aetna Master Services Agreement, dated as of January 5, 2004 which was filed as Exhibit 2.7 to the Company’s current report on Form 8-K, which was filed on January 6, 2004, and is incorporated herein by reference.

2.15

Stock Purchase Agreement, dated December 18, 2003, among the Company and Magellan Holdings LP, which was filed as Exhibit 2.4 to the Company’s current report on Form 8-K/A, which was filed on January 7, 2004, and is incorporated herein by reference.

2.16

Asset Purchase Agreement, dated February 23, 2005, by and between the Company and Aetna Inc., which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 1, 2005, and is incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of the Company, which was filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed on March 30, 2004, and is incorporated herein by reference.

3.2	Bylaws of the Company, which were filed as Exhibit 3.1 to the Company’s current report on Form 8-K, which was filed on November 5, 2004, and is incorporated herein by reference.
4.1

Credit Agreement, dated January 5, 2004, among the Company, various lenders listed therein and Deutsche Bank AG, New York Branch, as administrative agent, which was filed as Exhibit 2.2 to the Company’s current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

4.2

Indenture, dated as of January 5, 2004, between the Company and HSBC Bank USA, as trustee, relating to the 9 3/8% Series A Senior Notes due 2008 and the 9 3/8% Series B Senior Notes due 2008 of the Company, which was filed as Exhibit 2.3 to the Company’s current report on Form 8-K, which was filed January 6, 2004 and is incorporated herein by reference.

4.3

Warrant Agreement, dated as of January 5, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 2.5 to the Company’s current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

4.4

Amendment No. 1 to the Warrant Agreement, dated as of January 7, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed January 7, 2004, and is incorporated herein by reference.

4.5

Amended and Restated Warrant Agreement, dated as of January 5, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed January 7, 2004, and is incorporated herein by reference.

4.6

New Aetna Note, dated as of January 5, 2004, issued by the Company to Aetna, Inc., with a final maturity date of December 31, 2005, which was filed as Exhibit 2.6 to the Company’s current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.

4.7

New Aetna Warrant to purchase 1.0% of the common stock of the Company, exercisable on or after January 1, 2006, dated as of January 5, 2004, which was filed as Exhibit 2.8 to the Company’s current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

4.8

Registration Rights Agreement, dated as of January 5, 2004, among the Company, Magellan Holdings LP and Aetna, Inc., filed as Exhibit 2.15 to the Company’s current report on Form 8-K, which was filed on January 6, 2004, and is incorporated herein by reference.

4.9

Amendment to Credit Agreement, dated as of October 22, 2004, which was filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, which was filed on October 29, 2004, and is incorporated herein by reference.

*10.1

Magellan Health Services, Inc.—Key Employee Retention Program for the year ended December 31, 2003, which was filed as Exhibit 10(aw) to the Company’s Transition Report on Form 10-K for the transition period from October 1, 2002 to December 31, 2002, which was filed August 12, 2003, and is incorporated herein by reference.

*10.2

Employment Agreement, dated January 5, 2004, between the Company and Steven J. Shulman, Chairman and Chief Executive Officer of the Company, which was filed as Exhibit 2.11 to the Company’s current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.

*10.3

Employment Agreement, dated January 5, 2004, between the Company and René Lerer, M.D , President and Chief Operating Officer of the Company, which was filed as Exhibit 2.12 to the Company’s current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.

*10.4

Employment Agreement, dated January 5, 2004, between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, which was filed as Exhibit 2.13 to the Company’s current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.

#*10.5	Employment Agreement, dated September 5, 2003, between the Company and Jeff D. Emerson, Chief Information Officer
#*10.6	Employment Agreement, dated October 27, 2003, between the Company and Anthony M. Kotin, Chief Marketing Officer
#*10.7	Amendment to the October 27, 2003 Employment Agreement between the Company and Anthony M. Kotin, Chief Marketing Officer, dated October 27, 2003
*10.8

Employment Agreement, dated January 17, 2005, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 99.1 to the Company’s current report on Form 8-K, which was filed on January 18, 2005, and is incorporated herein by reference.

*10.9

Magellan Health Services, Inc.—2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company’s current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

*10.10	Magellan Health Services, Inc.—2003 Short-Term Incentive Plan.
#*10.11	Magellan Health Services, Inc.—2004 Management Bonus Plan.
#21	List of subsidiaries of the Company.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract, compensatory plan or arrangement.

#                 Filed herewith.

†                    Furnished herewith.

(b)   Exhibits Required by Item 601 of Regulation S-K:

Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in a separate volume.

(c)   Financial statements and schedules required by Regulation S-X Item 14(d):

(1)   Not applicable.

(2)   Not applicable.

(3)   Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

4.                 Additional Information

The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the “Codes of Ethics”). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 16 Munson Road, Farmington, Connecticut 06032. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Internet at www.Magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its Internet site.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Date: March 3, 2005	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JEFFREY N. WEST
Jeffrey N. West
Date: March 3, 2005	Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date
/s/ STEVEN J. SHULMAN	Chief Executive Officer and Chairman of the Board	March 3, 2005
Steven J. Shulman	of Directors (Principal Executive Officer)
/s/ SAUL E. BURIAN	Director	March 3, 2005
Saul E. Burian
/s/ MICHAEL DIAMENT	Director	March 3, 2005
Michael Diament
/s/ ROBERT HAFT	Director	March 3, 2005
Robert Haft
/s/ BARRY SMITH	Director	March 3, 2005
Barry Smith
/s/ ROBERT M. LE BLANC	Director	March 3, 2005
Robert M. Le Blanc
/s/ RENE LERER	Chief Operating Officer and Director	March 3, 2005
René Lerer
/s/ WILLIAM J. MCBRIDE	Director	March 3, 2005
William J. McBride
/s/ MICHAEL P. RESSNER	Director	March 3, 2005
Michael P. Ressner

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Page(s)
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	F-2
Consolidated balance sheets for the Reorganized Company as of December 31, 2003 and 2004	F-4

Consolidated statements of operations for the Predecessor Company for the years ended September 30, 2002 and December 31, 2003 and the three months ended December 31, 2001 (unaudited) and December 31, 2002 and the consolidated statements of operations for the Reorganized Company for the year ended December 31, 2004

F-5

Consolidated statements of changes in stockholders’ equity (deficit) for the Predecessor Company for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003 and the consolidated statements of changes in stockholders’ equity for the Reorganized Company for the year ended
December 31, 2004

F-6

Consolidated statements of cash flows for the Predecessor Company for the years ended September 30, 2002 and December 31, 2003 and the three months ended December 31, 2001 (unaudited) and December 31, 2002 and the consolidated statements of cash flows for the Reorganized Company for the year ended December 31, 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

Board of Directors

Magellan Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Reorganized Magellan Health Services, Inc. and subsidiaries (“Reorganized Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows of Predecessor Magellan Health Services, Inc. and subsidiaries (“Predecessor Company”) for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003 and the consolidated statement of operations, stockholders’ equity and cash flows of the Reorganized Company for the year ended December 31, 2004. Our audits also included the financial statement schedule of Magellan Health Services, Inc. (“Magellan”) for the year ended September 30, 2002, the three months ended December 31, 2002 and the years ended December 31, 2003 and 2004 listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of Magellan’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Reorganized Company at December 31, 2003 and 2004, and the consolidated results of the Predecessor Company’s operations and its cash flows for the year ended September 30, 2002, the three months ended December 31, 2002 and the year ended December 31, 2003 and the consolidated results of the Reorganized Company’s operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2002, the three months ended December 31, 2002 and the years ended December 31, 2003 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Reorganized Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2005 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 2001, the Predecessor Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which resulted in the Predecessor Company changing the method in which it accounts for goodwill.

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

As more fully discussed in Note 2, the accompanying consolidated balance sheets of the Reorganized Company as of December 31, 2003 and 2004, reflect the adjustments required under fresh start reporting.

As discussed in Note 3 to the consolidated financial statements, in connection with the application of fresh start reporting as of December 31, 2003, the Reorganized Company early adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which requires consolidation of certain variable interest entities.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 23, 2005

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 206,948	$ 45,390
Restricted cash	102,356	104,414
Stock subscriptions receivable	146,871	—
Accounts receivable, less allowance for doubtful accounts of $5,178 and $2,107 at December 31, 2003 and 2004, respectively	83,919	58,850
Short-term investments (restricted investments of $24,405 and $35,600 at December 31, 2003 and 2004, respectively)	24,405	294,803
Other current assets (restricted deposits of $35,162 and $17,098 at December 31, 2003 and 2004, respectively)	65,724	37,038
Total Current Assets	630,223	540,495
Property and equipment, net	122,082	120,604
Long-term investments (restricted investments of $592 at December 31, 2004)	—	51,287
Investments in unconsolidated subsidiaries	13,034	10,989
Deferred income taxes	—	14,362
Other long-term assets	18,334	14,078
Goodwill	450,244	392,267
Other intangible assets, net	58,100	44,256
Total Assets	$1,292,017	$1,188,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 23,355	$ 13,146
Accrued liabilities	205,868	99,366
Medical claims payable	177,141	194,638
Current maturities of long-term debt and capital lease obligations	24,785	75,158
Debt paid upon consummation of the Plan	92,382	—
Total Current Liabilities	523,531	382,308
Long-term debt and capital lease obligations	376,532	304,320
Deferred credits and other long-term liabilities	1,802	1,825
Minority interest	2,241	2,832
Total Liabilities	904,106	691,285
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2003 and 2004—Issued and outstanding—none at December 31, 2003 and 2004	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2003 and 2004—Issued and outstanding—26,552 shares and 26,883 shares at December 31, 2003 and 2004, respectively	265	269
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2003 and 2004—Issued and outstanding—8,553 shares and 8,488 shares at December 31, 2003 and 2004, respectively	86	85
Other Stockholders’ Equity:
Additional paid-in capital	379,067	400,340
Retained earnings	—	88,372
Warrants outstanding	8,493	8,493
Accumulated other comprehensive loss	—	(506)
Total Stockholders’ Equity	387,911	497,053
Total Liabilities and Stockholders’ Equity	$1,292,017	$1,188,338

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Net revenue	$1,753,058	$1,510,746	$444,842	$445,890	$1,795,402
Costs and expenses:
Salaries, cost of care and other operating expenses	1,585,314	1,324,886	395,093	391,433	1,567,465
Equity in earnings of unconsolidated subsidiaries	(13,006)	(6,202)	(3,177)	(2,138)	(5,277)
Depreciation and amortization	47,558	48,047	11,190	14,380	42,489
Interest expense (contractual interest of $106,328 in fiscal 2003)	97,596	61,016	23,719	25,333	37,124
Interest income	(5,365)	(2,873)	(1,310)	(1,010)	(6,127)
Stock compensation expense	—	—	—	—	23,152
Reorganization benefit, net (See Note 2)	—	(438,217)	—	—	—
Goodwill impairment charges	415,880	28,780	—	—	—
Special charges	15,729	9,528	4,485	3,907	5,038
	2,143,706	1,024,965	430,000	431,905	1,663,864
Income (loss) from continuing operations before income taxes and minority interest	(390,648)	485,781	14,842	13,985	131,538
Provision for income taxes	151,609	33,813	6,086	3,129	46,584
Income (loss) from continuing operations before minority interest	(542,257)	451,968	8,756	10,856	84,954
Minority interest	47	253	16	27	333
Income (loss) from continuing operations	(542,304)	451,715	8,740	10,829	84,621
Discontinued operations:
Income (loss) from discontinued operations(1)	4,894	(25,028)	158	803	4,781
Income (loss) on disposal of discontinued operations(2)	(92)	4,756	820	97	(1,030)
Reorganization benefit, net(3) (See Note 2)	—	20,327	—	—	—
	4,802	55	978	900	3,751
Income (loss) before cumulative effect of change in accounting principle	(537,502)	451,770	9,718	11,729	88,372
Cumulative effect of change in accounting principle, net of income tax benefit of $16,249 in fiscal 2002 (See Note 3)	(191,561)	—	(191,561)	—	—
Net income (loss)	(729,063)	451,770	(181,843)	11,729	88,372
Preferred dividends (contractual dividends of $4,788 for the year ended December 31, 2003)	4,657	883	1,075	1,243	—
Amortization of redeemable preferred stock issuance costs, and other	540	172	143	136	—
Preferred stock reorganization items, net	—	2,668	—	—	—
Income (loss) available to common stockholders	(734,260)	448,047	(183,061)	10,350	88,372
Other comprehensive loss(4)	—	—	—	—	(506)
Comprehensive income (loss)	$(734,260)	$448,047	$(183,061)	$10,350	$87,866
Weighted average number of common shares outstanding—basic	34,854	35,305	34,670	35,139	35,367
Weighted average number of common shares outstanding—diluted	34,854	41,605	42,075	41,439	36,361
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$(15.71)	$12.69	$0.22	$0.27	$2.39
Income from discontinued operations	0.14	—	0.03	0.02	0.11
Cumulative effect of change in accounting principle	(5.50)	—	(5.53)	—	—
Net income (loss)	$(21.07)	$12.69	$(5.28)	$0.29	$2.50
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$(15.71)	$10.86	$0.21	$0.26	$2.33
Income from discontinued operations	0.14	—	0.02	0.02	0.10
Cumulative effect of change in accounting principle	(5.50)	—	(4.55)	—	—
Net income (loss)	$(21.07)	$10.86	$(4.32)	$0.28	$2.43

(1)                Net of income tax provision (benefit) of $2,635 and $(1,336) for the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $82 and $433 for the three months ended December 31, 2001 and 2002, respectively, and $(8,110) for the fiscal year ended December 31, 2004.

(2)                Net of income tax provision (benefit) of $(49) and $1,347 for the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $442 and $52 for the three months ended December 31, 2001 and 2002, respectively, and $889 for the year ended December 31, 2004.

(3)                Net of income tax benefit of $(817) for the fiscal year ended December 31, 2003.

(4)                Net of income tax benefit of $(338) for the fiscal year ended December 31, 2004.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Predecessor Company Common Stock	Reorganized Company Ordinary common stock	Reorganized Company Multi-Vote common stock	Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Warrants outstanding	Predecessor Company Common stock in treasury	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity (Deficit)

Predecessor Company:
Balance at September 30, 2001	9,238	—	—	358,273	(185,803)	25,050	(44,309)	(261	)(1)	162,188
Exercise of options and warrants	118	—	—	1,185	—	—	—	—		1,303
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(5,197)	—	—	—	—		(5,197)
Other	—	—	—	(164)	—	—	—	—		(164)
Net income (loss)	—	—	—	—	(729,063)	—	—	—		(729,063)
Other comprehensive loss—other	—	—	—	—	—	—	—	261	(1)	261
Balance at September 30, 2002	9,356	—	—	354,097	(914,866)	25,050	(44,309)	—		(570,672)
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(1,379)	—	—	—	—		(1,379)
Net income (loss)	—	—	—	—	11,729	—	—	—		11,729
Balance at December 31, 2002	9,356	—	—	352,718	(903,137)	25,050	(44,309)	—		(560,322)
Employee stock purchase plan activity	45	—	—	(19)	—	—	—	—		26
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(1,055)	—	—	—	—		(1,055)
Preferred stock reorganization items	—	—	—	(2,668)	—	—	—	—		(2,668)
Net income (loss), excluding reorganization adjustments gain	—	—	—	—	(43,372)	—	—	—		(43,372)
Subtotal	9,401	—	—	348,976	(946,509)	25,050	(44,309)	—		(607,391)
Fresh Start Adjustments:
Net reorganization fresh start gain (See Note 2)—Predecessor Company	—	—	—	—	495,142	—	—	—		495,142
Other reorganization adjustments (See Note 2)—Predecessor Company	(9,401)	—	—	(348,976)	—	(25,050)	44,309	—		(339,118)
Accumulated deficit reorganization adjustments (See Note 2)	—	—	—	—	451,367	—	—	—		451,367
Issuance of common stock and warrants under Plan of Reorganization—Reorganized Company	—	265	86	379,067	—	8,493	—	—		387,911
Reorganized Company:
Balance at December 31, 2003	—	265	86	379,067	—	8,493	—	—		387,911
Stock compensation expense	—	—	—	20,276	—	—	—	—		20,276
Issuance of equity	—	3	—	997	—	—	—	—		1,000
Conversion of ordinary common stock	—	1	(1)	—	—	—	—	—		—
Net income	—	—	—	—	88,372	—	—	—		88,372
Other comprehensive loss—other	—	—	—	—	—	—	—	(506	)(2)	(506)
Balance at December 31, 2004	$ —	$ 269	$ 85	$ 400,340	$ 88,372	$ 8,493	$ —	$ (506)		$ 497,053

(1)                Amount relates to the Predecessor company’s cumulative foreign currency translation adjustments and related reclassification.

(2)                Amount relates to the Reorganized company’s unrealized losses on investments classified as available-for-sale, as discussed in Note 3—“Summary of Significant Accounting Policies” and is shown net of $(338) income tax benefit.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(729,063)	$ 451,770	$(181,843)	$ 11,729	$ 88,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of assets	(1,262)	(4,460)	(1,262)	—	141
Depreciation and amortization	47,558	48,047	11,190	14,380	42,489
Goodwill impairment charges	415,880	28,780	—	—	—
Cumulative effect of change in accounting principle	191,561	—	191,561	—	—
Equity in earnings of unconsolidated subsidiaries	(13,006)	(6,202)	(3,177)	(2,138)	(5,277)
Non-cash stock compensation	—	—	—	—	20,276
Non-cash fresh start reorganization gain	—	(495,142)	—	—	—
Other non-cash reorganization expense	—	6,902	—	—	—
Other non-cash interest expense	5,424	4,662	1,231	1,642	2,343
Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
Accounts receivable, net	3,156	11,650	(572)	13,896	25,069
Restricted cash	(2,291)	(39)	(8,861)	(2,578)	(2,058)
Net cash flows related to unconsolidated subsidiaries	10,685	(3,881)	2,828	3,175	7,322
Income taxes payable and deferred income taxes	153,731	1,966	6,760	129	—
Other assets	4,980	(837)	7,265	3,424	38,018
Accounts payable and accrued liabilities	(20,796)	178,355	4,817	(19,257)	(72,757)
Medical claims payable	(2,088)	(47,403)	(6,988)	3,568	17,497
Other liabilities	257	(450)	(148)	(21)	23
Minority interest, net of dividends paid	78	352	26	42	591
Other	1,856	4,223	1,228	10	1,389
Total adjustments	795,723	(273,477)	205,898	16,272	75,066
Net cash provided by operating activities	66,660	178,293	24,055	28,001	163,438
Cash Flows From Investing Activities:
Capital expenditures	(27,596)	(29,773)	(6,011)	(8,421)	(30,703)
Acquisitions and investments in businesses	(63,731)	(3,731)	—	—	—
Purchases of investments	—	—	—	—	(827,564)
Maturity of investments	—	—	—	—	506,518
Proceeds from sale of assets	3,500	2,588	3,500	—	2,302
Net cash used in investing activities	(87,827)	(30,916)	(2,511)	(8,421)	(349,447)
Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(65,840)	(3,018)	(987)	(1,196)	(216,226)
Proceeds from issuance of long-term debt, net of issuance costs	105,000	76	—	—	92,806
Credit agreement amendment fees and other	(1,499)	—	(1,403)	(1,909)	—
Proceeds from issuance of equity, net of issuance costs	—	—	—	—	147,871
Proceeds from exercise of stock options and warrants and employee stock purchase plan	1,303	25	48	—	—
Net cash provided by (used in) financing activities	38,964	(2,917)	(2,342)	(3,105)	24,451
Net increase (decrease) in cash and cash equivalents	17,797	144,460	19,202	16,475	(161,558)
Cash and cash equivalents at beginning of period	28,216	62,488	28,216	46,013	206,948
Cash and cash equivalents at end of period	$ 46,013	$ 206,948	$ 47,418	$ 62,488	$ 45,390

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

(All information pertaining to December 31, 2001 or
the three months ended December 31, 2001 is unaudited.)

1.   General

Basis of Presentation

The consolidated financial statements as of December 31, 2003 and 2004 and for the years ended September 30, 2002 and December 31, 2003, the three months ended December 31, 2001 and 2002 and the year ended December 31, 2004 of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of the Magellan, its majority owned subsidiaries and all variable interest entities (“VIEs”) for which the Magellan is the primary beneficiary (together with Magellan, the “Company”). The Company’s principal offices and operations are in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

As discussed further in Note 2—“Fresh Start Reporting,” the Company applied the fresh start reporting provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) as of December 31, 2003. Accordingly, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheets as of, and subsequent to December 31, 2003. All balance sheet data as of, and subsequent to December 31, 2003 represents balances of the “Reorganized Company,” and all balance sheet data prior to December 31, 2003, where presented, represents balances of the “Predecessor Company.” Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to statement of operations or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to statement of operations or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

Change in Fiscal Year

In May 2003, the Predecessor Company’s board of directors approved a change in the Predecessor Company’s fiscal year. Instead of a fiscal year ending on September 30, Magellan adopted a fiscal year that coincides with the calendar year, effective December 31, 2002. On August 12, 2003, the Predecessor Company filed with the Securities and Exchange Commission (“SEC”) a Transition Report on Form 10-K for the three-month period ended December 31, 2002. As a result of this change, the audited consolidated statements of operations, changes in stockholders’ equity and cash flows presented herein include the three-month transition period ended December 31, 2002 and the previous fiscal year ended September 30, 2002. The accompanying consolidated financial statements and notes to the consolidated financial statements also include comparative, unaudited financial information for the three months ended December 31, 2001. Throughout these financial statements, references to the Predecessor Company’s historical financial information prior to December 31, 2002 will refer to the Predecessor Company’s former fiscal year end of September 30. For example, fiscal years 2001 and 2002 correspond to the twelve-month periods ended September 30, 2001 and 2002, respectively. References to fiscal 2003 relate to the Predecessor Company’s fiscal year ended December 31, 2003.

Emergence from Chapter 11

On January 5, 2004 (the “Effective Date”), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. The cash and other distributions to which the Company’s former creditors and stockholders became entitled under the Plan were made on the Effective Date or shortly thereafter, except that distributions in respect of certain disputed claims were reserved as of the Effective Date, to be made upon resolution of the disputed claims.  As discussed below, all but an immaterial portion of such disputed claims were resolved and the required distributions were completed during 2004. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003.

The following is a summary of the transactions which became effective on the Effective Date pursuant to or in connection with the consummation of the Plan. The distributions to which the Company’s former creditors and shareholders became entitled under the Plan were made by the Company on the Effective Date or were disbursed in accordance with the Plan soon thereafter, except for certain immaterial distributions that were subsequently made or will be made in the future as provided for by the Plan upon certain conditions being satisfied. This summary only highlights certain of the substantive provisions of the Plan and the documents implementing the Plan and is qualified in its entirety by reference to (i) the full text of the Plan, a copy of which was filed as Exhibit 2(a) to Magellan’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2003, as first supplemented by the modification filed as Exhibit 99.2 to Magellan’s Current Report on Form 8-K filed with the SEC on September 30, 2003 and further supplemented by the modification filed as Exhibit 2.3 to Magellan’s Current Report on Form 8-K filed with the SEC on October 9, 2003 and as to be implemented pursuant to the confirmation order, a copy of which was filed as Exhibit 2.4 to Magellan’s Current Report on Form 8-K filed with the SEC on October 9, 2003, and (ii) the implementing documents, which are referred to below in this summary, filed as Exhibits 2.2 - 2.15 to Magellan’s Current Report on Form 8-K filed with the SEC on January 6, 2004, and as amended in certain instances by Magellan’s Current Reports on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2004.

Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects (except for cash to be distributed under the Plan to former creditors of the Company), but the Company was recapitalized. Specifically, the Company’s secured bank loans, as existing before the Effective Date, were paid in full, and other then-existing indebtedness (i.e., two classes of notes and general unsecured creditor claims) and the then-existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, as further described below, all as of the Effective Date.

On the Effective Date, the Company entered into a credit agreement with Deutsche Bank, as lender and administrative agent, and other lenders providing for a $100.0 million term loan, an $80.0 million letter of credit facility and a $50.0 million revolving credit facility. The interest rate on term loan and revolving credit borrowings fluctuates, and originally was at a rate that was equal to the higher of (i) the prime rate established by Deutsche Bank or (ii) one-half of one percent in excess of the overnight “federal funds” rate, as from time to time in effect, plus in either case two and one-half percent per year, subject to the Company’s election to have interest calculated based on the “Eurodollar rate” offered by Deutsche Bank plus three and one-half percent per year (see discussion of credit agreement amendment below). The interest rate on letter of credit-related borrowings was fixed at 3.5 percent. However, in each case the interest rate could be reduced upon achievement of certain conditions. Borrowings under the credit agreement will mature on August 15, 2008 and certain quarterly principal payments on the term loan are also required. Magellan’s obligations under the credit agreement are guaranteed by substantially all of the subsidiaries of Magellan and are secured by substantially all of the assets of Magellan and the subsidiary guarantors. On the Effective Date, in accordance with the Plan, the proceeds of the term loan, together with other existing funds, were used to repay in full the Company’s senior secured bank indebtedness under its previous credit agreement (the “Old Credit Agreement”) of approximately $161 million, to make other cash payments contemplated by the Plan, to pay fees and expenses related to the chapter 11 cases, and for general working capital purposes. In addition, the letter of credit facility has been utilized to back letters of credit outstanding on the Effective Date and to provide additional letters of credit when needed for the Company’s business. In September 2004, the Company reduced the letter of credit facility from $80.0 million to $50.0 million. Also, in October 2004 the credit agreement was amended to reduce the annual interest rate on borrowings under the term loan facility and the letter of credit facility, each by 1.25 percent. This credit agreement as initially entered into and as amended is referred to hereafter as the “Credit Agreement.”  For a further discussion of the Credit Agreement, see Note 7—“Long-Term Debt and Capital Lease Obligations.”

As of the Effective Date, in satisfaction of the $250.0 million of principal owed on the 9.375% senior notes due 2007 (the “Old Senior Notes”) and all accrued and unpaid interest thereon, the Company issued to the holders of such notes approximately $233.5 million in original principal amount of Series A notes of a new issue of senior notes due November 15, 2008 (the “Series A Notes,” together with the Series B Notes (see below), the “Senior Notes”) and made a cash payment of approximately $46.1 million. The terms of the Senior Notes are substantially similar to those of the Old Senior Notes, except that they mature on November 15, 2008. For a further discussion of the Senior Notes, see Note 7—“Long-Term Debt and Capital Lease Obligations.”

Under the Plan, holders of the Company’s previously outstanding 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the “Old Subordinated Notes”) and holders of general unsecured creditor claims, other than claims on the Old Senior Notes and Old Subordinated Notes (“Other GUCs”), were to receive in the aggregate approximately 97 percent of the Ordinary Common Stock par value $0.01 per share (“Ordinary Common Stock”) (or approximately 22.3 million shares) of the reorganized Company (before giving effect to the Cash-Out Elections discussed below). The actual number of shares allocated between these two classes of creditors, as well as the number of shares allocated to each individual creditor in such creditor classes, was made, in accordance with the Plan, based upon the estimated, total aggregate claims value of the two creditor classes, as discussed further below.

As of the Effective Date, the Company estimated that the holders of the Old Subordinated Notes would receive in satisfaction of their claims (including all accrued and unpaid interest), approximately 20.5 million shares of Ordinary Common Stock of Magellan (before giving effect to the Cash-Out Elections discussed below). Accordingly, the Company distributed, as of the Effective Date, approximately 32.83 shares per $1,000 of principal amount of such notes (although no fractional shares or cash in lieu thereof were issued or paid). The share distribution amount has been adjusted during 2004 and is subject to further adjustments as set forth below.

In accordance with the Plan, Other GUCs received in satisfaction of their claims (including any unpaid interest accrued thereon) the following consideration for each $1,000 of claim value: (i)  $50.34 in cash, (ii) $254.99 of Series B of the Senior Notes (“Series B Notes”), and (iii) 22.41 shares of Ordinary Common Stock (although no fractional shares or cash in lieu thereof were or will be issued or paid), for an aggregate of 1.8 million shares (before giving effect to the Cash-Out Elections discussed below). Reflected on the Company’s balance sheet as of December 31, 2003 and 2004 were approximately $5.1 million and $5.3 million, respectively, of Series B Notes for the settled claims of Other GUCs. Also, the Company issued $1.8 million of Series B Notes as partial consideration for services performed by one of the financial advisers involved with the reorganization efforts. The Series B Notes consideration for claims of certain

Other GUCs was settled for cash, based upon claim settlement terms between the Company and such individual general unsecured claimants. The Ordinary Common Stock share distribution amount has been adjusted during 2004 and is subject to further adjustment as set forth below.

As of February 22, 2005, the total amount of outstanding, disputed claims for Other GUCs is $6.3 million (“Disputed Claims”). The Company does not believe that it is probable that liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2004. Nonetheless, the Company has reserved, but treated as outstanding, 144,437 shares of Ordinary Common Stock which will be distributed in accordance with the terms of the Plan to holders of the Old Subordinated Notes or Other GUCs (including holders of Disputed Claims to the extent their claims are allowed) upon the final resolution of the Disputed Claims, subject, however, to adjustment on account of Cash-Out Elections as described below.  If the Disputed Claims were to be resolved for their full amount of $6.3 million, then the Company would also be required to issue to the individual claimants that filed the Disputed Claims additional consideration of $0.3 million in cash and Series B Notes of $1.6 million.

Also on the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, three new classes of capital stock were authorized and Magellan’s certificate of incorporation and bylaws were amended and restated. Specifically, 100 million shares of Ordinary Common Stock, and 40 million shares of Multiple and Variable Vote Restricted Convertible Common Stock, $0.01 par value per share (“Multi-Vote Common Stock”) were authorized, as were 10 million shares of Preferred Stock, $0.01 par value per share (the “Preferred Stock”), that are issuable at the discretion of the Board of Directors in the manner provided by law in one or more series with such powers, privileges and rights as may be determined by the Board (except that no non-voting shares shall be issued). No shares of Preferred Stock were issued or are to be issued under the Plan. Shares of the Multi-Vote Common Stock may only be issued to, and held by, Onex Corporation, a Canadian corporation, or an affiliate thereof (collectively, “Onex”). As described below, Onex, in connection with the Plan, invested in the equity of Magellan in the form of shares of Multi-Vote Common Stock. Upon transfer of any shares of Multi-Vote Common Stock to any party other than Onex, the shares of Multi-Vote Common Stock will automatically convert on a share-for-share basis into shares of Ordinary Common Stock. In addition, any shares of Ordinary Common Stock that Onex may come to own at any time when the Multi-Vote Common Stock is outstanding will automatically convert into shares of Multi-Vote Common Stock.

In general, the Multi-Vote Common Stock and Ordinary Common Stock have the same powers, privileges and rights, and each share represents an equivalent interest in Magellan’s equity, except that the shares of Multi-Vote Common Stock will have the number of votes per share from time to time sufficient so that all the outstanding shares of Multi-Vote Common Stock will have an equal number of votes as all the outstanding shares of Ordinary Common Stock (i.e., the Multi-Vote Common Stock will be entitled to exercise 50 percent of the voting power of all the classes of common stock of Magellan). The Multi-Vote Common Stock and Ordinary Common Stock also differ in that each class has different voting rights in the election of directors and certain other voting rights and other special rights and privileges. The Multi-Vote Common Stock will cease to have any special voting rights or any other special rights or powers in the event the outstanding shares of Multi-Vote Common Stock cease to represent at least 15.33 percent of the total number of shares of common stock (both Ordinary Common Stock and Multi-Vote Common Stock) issued on the Effective Date (approximately 35.1 million shares) or at least 10 percent of the total number of shares of common stock outstanding at any time (the “Minimum Hold Condition”).  Shares of the Ordinary Common Stock and Multi-Vote Common Stock are referred to below collectively as “Shares of Common Stock.”

As part of the Plan, Magellan offered to holders of its Old Subordinated Notes, the Other GUCs and one holder of an administrative claim the opportunity to purchase, on the effective date of the Plan, up to 6,052,632 shares of Ordinary Common Stock for a total purchase price of $75 million ($12.39 per share).

The Company also received as part of the Plan a commitment from Onex to purchase on the same terms a number of shares of Multi-Vote Common Stock equal to the amount of shares of Ordinary Common Stock not purchased in the Equity Offering by the creditors to whom such shares were offered. Pursuant to the equity offering included in the Plan, creditors purchased 5,111,019 shares of Ordinary Common Stock and Onex purchased 941,613 shares of Multi-Vote Common Stock.

Onex also purchased, pursuant to an additional commitment under the Plan, 6,052,632 shares of Multi-Vote Common Stock for a total purchase price of $75 million (the “Onex Investment”), or $12.39 per share. In addition, Onex committed, under the Plan, to fund an offer made by Magellan pursuant to the Plan to holders of its Old Subordinated Notes and to the Company’s other general unsecured creditors permitting them to elect to receive $9.78 in cash per share in lieu of the shares of Ordinary Common Stock they would otherwise receive under the Plan (the “Cash-Out Election”). Onex committed to fund the Cash-Out Election by purchasing that amount of shares of Multi-Vote Common Stock at $9.78 per share equal to the amount of shares of Ordinary Common Stock cashed out pursuant to the Cash-Out Election. As of December 31, 2003, Onex had purchased and committed to purchase 8,552,700 shares of Multi-Vote Common Stock shares in the aggregate (941,613 shares in the Equity Offering, 6,052,632 shares pursuant to the Onex Investment and 1,558,455 shares to fund the Cash-Out Election). In January 2004, Onex sold 82,854 shares of Multi-Vote Common Stock to Morgan Noble LLC, resulting in the conversion of such shares to Ordinary Common Stock upon the transfer of the shares. Also during fiscal 2004, Onex purchased another 17,904 shares of Multi-Vote Common Stock as a result of its commitment under the Cash-Out Election. Therefore, as of December 31, 2004, Onex owned 8,487,750 shares of Multi-Vote Common Stock. These shares represented approximately 24.0 percent of the shares of common stock outstanding as of December 31, 2004, and 23.3 percent of the common stock on a fully diluted basis as of December 31, 2004. As part of Onex’s commitment under the Cash-Out Election, as of February 22, 2005, Onex is required to purchase an additional 17,850 shares of Multi-Vote Common Stock based on the resolution of disputed claims for Other GUCs through such date. Also in relation to Onex’s commitment under the Cash-Out Election, subsequent to February 22, 2005, Onex may be required to purchase additional Multi-Vote Common Stock shares, totaling up to a maximum of 11,269 shares, based upon the ultimate resolution of the remaining Disputed Claims.

The previously outstanding Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date and the holders thereof were issued 456,660 shares of Ordinary Common Stock, as well as warrants to purchase until January 5, 2011 for $30.46 per share, 456,660 shares of Ordinary Common Stock. The previously outstanding common stock of Magellan also was cancelled on the Effective Date and the holders thereof received 114,165 shares of Ordinary Common Stock, as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share, 114,165 shares of Ordinary Common Stock. For further information regarding the warrants issued under the Plan, see Note 8—“Stockholders’ Equity.” Pursuant to the Plan, on the Effective Date all previously outstanding options and warrants to purchase common stock of Magellan were cancelled.

As part of the consummation of the Plan, an agreement became effective between Aetna, Inc. (“Aetna”) and the Company to renew their behavioral health services contract, relating to the Company’s management of  the behavioral health care of members of Aetna’s healthcare programs through December 31, 2005.  On December 8, 2004, the Company was informed that Aetna planned to not renew such contract as of December 31, 2005, and that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral health care services for Aetna’s members (the “Aetna Assets”).  Pursuant to the Plan, on February 23, 2005, the Company and Aetna executed an asset purchase agreement related to Aetna’s purchase of the Aetna Assets.  Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the “Aetna Note”) for the balance of $48.9 million, which will mature on

December 31, 2005. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. Upon Aetna’s purchase of the Aetna Assets, the purchase price (or a portion thereof) could be offset against any amounts owing under the Aetna Note. Also pursuant to the Plan, the Company issued to Aetna a warrant to purchase 230,000 shares of Ordinary Common Stock from January 1, 2006 to January 5, 2009 at a purchase price of $10.48 per share. For further information regarding the Company’s agreement with Aetna, the Aetna Note and the warrant issued to Aetna under the Plan, see Note 7—“Long-Term Debt and Capital Lease Obligations” and Note 8—“Stockholders’ Equity.”

On the Effective Date, Magellan’s Board of Directors was reconstituted to consist of nine members, as specified in accordance with the Plan.

The Company’s senior executive officers before the Effective Date (Steven J. Shulman, René Lerer, M.D. and Mark S. Demilio) entered into employment agreements with Magellan as of the Effective Date in a form provided by the Plan and continued in their current positions. In general, the Company’s other senior officers continued in Magellan’s employment in substantially the same positions after the Effective Date and entered into employment agreements with Magellan in a form provided by the Plan. The 2003 Management Incentive Plan became effective on the Effective Date in accordance with the Plan, under which restricted stock awards, stock options and other equity incentives may be issued to members of the Company’s management and other employees. The Company’s employment agreements with its senior executive officers provided for the purchase by Mr. Shulman of certain shares of Ordinary Common Stock and for the grant to each such officer pursuant to the 2003 Management Incentive Plan of certain restricted shares of Ordinary Common Stock, all as of the Effective Date, and for certain cash payments to such officers related to the income taxes incurred by them in connection with such transactions. Options for a total of 4.4 million shares of Ordinary Common Stock were issued under the 2003 Management Incentive Plan during fiscal 2004. See Note 8—“Stockholders’ Equity” for a discussion of charges recorded by the Company related to stock grants, stock options and cash payments pursuant to the employment agreements and stock options under the 2003 Management Incentive Plan.

On November 24, 2004, the Company and its pertinent subsidiaries filed an application with the Bankruptcy Court for a final decree to close their chapter 11 case. The application was entered by the Bankruptcy Court on January 19, 2005 thereby closing the chapter 11 case.

2.   Fresh Start Reporting

In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions SOP 90-7, with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. The Company was required to apply the fresh-start provisions of SOP 90-7 to its financial statements because it had concluded that (a) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (b) the holders of existing voting shares of the Company immediately before confirmation (i.e., the holders of shares of Magellan’s pre-petition common stock that were issued and outstanding prior to the commencement of the chapter 11 proceedings) received less than 50 percent of the voting shares of the emerging entity. SOP 90-7 sets forth the principles regarding the date at which a company that has emerged from a chapter 11 proceeding should apply fresh start reporting to account for the effects of the plan of reorganization. Under SOP 90-7, application of fresh start reporting is required on the date on which the plan of reorganization is confirmed by the bankruptcy court, but SOP 90-7 further provides that fresh start reporting is not applied until all material conditions are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the “Material Conditions Date”). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31,

2003, the Company applied fresh start reporting as if the material conditions were satisfied on December 31, 2003.

The fair value of the Reorganized Company, or the reorganization value, of $675.0 million, prior to $146.9 million of net proceeds from new equity in the Company as discussed in Note 1—“General,” was allocated to long-term debt and equity in accordance with SOP 90-7. The reorganization value was estimated by independent appraisers utilizing comparable-company trading multiples and discounted cash-flow methodologies. Based on the Plan, the Company’s reorganization value, excluding debt, resulted in equity reorganization value, as disclosed in the Plan, of $241.0 million (prior to the aforementioned new equity transactions). Fresh start reporting requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”). The Company engaged another independent appraiser to assist in the allocation of the reorganization value to the Reorganized Company’s assets and liabilities by determining the fair market value of the Company’s property and equipment and intangible assets. The fair value adjustments primarily impacted goodwill, intangible assets, fixed assets and certain liabilities.

A reconciliation of the adjustments recorded in connection with the reorganization of debt and equity and the adoption of fresh start reporting is presented below (in thousands):

	Predecessor Company December 31, 2003	Reorganization of Debt and Equity(1)	Issuance of New Securities(2)	Fresh Start Adjustments(3)		Reorganized Company December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 206,948	$ —	$ —	$ —		$ 206,948
Restricted cash	102,356	—	—	—		102,356
Stock subscriptions receivable	—	—	146,871	—		146,871
Accounts receivable, net	83,775	144	—	—		83,919
Short-term investments.	24,405	—	—	—		24,405
Other current assets	50,479	15,245	—	—		65,724
Total current assets	467,963	15,389	146,871	—		630,223
Property and equipment, net	83,860	—	—	38,222	(4)	122,082
Investments in unconsolidated subsidiaries	13,034	—	—	—		13,034
Other long-term assets	19,513	—	—	(1,179	)(4)	18,334
Goodwill, predecessor	472,818	—	—	(472,818	)(4)	—
Goodwill, reorganized	—	—	—	450,244		450,244
Other intangible assets	51,261	—	—	6,839	(4)	58,100
	$1,108,449	$ 15,389	$146,871	$ 21,308		$1,292,017
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$ 22,006	$ 1,349	$ —	$ —		$ 23,355
Accrued liabilities	110,756	157,313	—	(62,201	)(4)	205,868
Medical claims payable	172,700	4,441	—	—		177,141
Current maturities of long-term debt	170,623	(145,838)	—	—		24,785
Debt paid upon consummation of the Plan	—	92,382	—	—		92,382
Current liabilities subject to compromise	1,160,675	(1,160,675)	—	—		—
Total current liabilities	1,636,760	(1,051,028)	—	(62,201)		523,531
Long-term debt and capital lease obligations	2,271	374,261	—	—		376,532
Deferred credits and other long-term liabilities	1,175	627	—	—		1,802
Minority interest	2,241	—	—	—		2,241
Long-term liabilities subject to compromise	627	(627)	—	—		—
Predecessor Company redeemable preferred stock subject to compromise	72,766	(72,766)	—	—		—
Stockholders’ Equity:
Predecessor Company common stock and warrants	339,118	(339,118)	—	—		—
Reorganized Company common stock, warrants and additional paid-in capital	—	242,163	146,871	(1,123)		387,911
Accumulated deficit	(946,509)	861,877 (4)	—	84,632		—
Total Stockholders’ Equity (Deficit)	(607,391)	764,922	146,871	83,509		387,911
	$1,108,449	$ 15,389	$146,871	$ 21,308		$1,292,017

(1)             To record the reorganization of debt and equity in accordance with the Plan, including the discharge of pre-petition liabilities comprised principally of $625.0 million of Old Subordinated Notes, accrued interest on Old Subordinated Notes of $32.2 million, redeemable preferred stock of $72.8 million and estimated other general unsecured claims of $55.0 million.

(2)             To reflect stock subscription for issuance of new equity in the Reorganized Company as discussed in Note 1—“General.” Net proceeds of $146.9 million from the issuance of such new equity were received on the Effective Date.

(3)             To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, and record Reorganized Company goodwill in accordance with the fresh start reporting requirements of SOP 90-7.

(4)             Net reorganization fresh start gain as of December 31, 2003 consisted of the following:

Net gain resulting from reorganization of debt, preferred stock and equity	$ 861,877
Net loss resulting from fresh start value adjustments to assets and liabilities, excluding Reorganized Company goodwill	(366,735)
Net fresh start reorganization gain	$ 495,142

Certain transactions that occurred on the Effective Date, while consummated in connection with the Plan, were not required by the Plan and thus, pursuant to SOP 90-7, are not recorded as part of the fresh start reporting as of December 31, 2003. Accordingly, these transactions were recorded in the first quarter of 2004. In addition, cash transfers related to various transactions associated with the Plan occurred on the Effective Date, or shortly thereafter, and also are not recorded until 2004. These transactions and cash transfers include, among others, the entering into of the Credit Agreement and the repayment of the amounts outstanding under the Old Credit Agreement; the receipt of cash from the sale of equity to creditors pursuant to the Equity Offering and to Onex pursuant to the Onex Investment, the Equity Offering and the Cash-Out Election; the issuance of stock and options to management and other employees and other cash payments to management pursuant to their employment agreements entered into on the Effective Date; and cash payments related to certain liabilities incurred in the chapter 11 proceedings, including professional fees and success fees.

Net proceeds from new equity in the Company received on the Effective Date are reflected as stock subscriptions receivable at December 31, 2003.

3.   Summary of Significant Accounting Policies

Review of Significant Accounting Policies

As discussed in Note 2—“Fresh Start Reporting,” the Company adopted fresh start reporting as of December 31, 2003, creating, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company intends to perform its annual goodwill impairment test under SFAS No. 142. The Reorganized Company will perform its annual goodwill impairment test on October 1, as compared to the previous date of  September 1.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Historically, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The Reorganized Company early adopted the provisions of FIN 46 effective December 31, 2003. Early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Reorganized Company determined that it is the primary beneficiary of Premier Behavioral Systems of Tennessee, LLC (“Premier”), a variable interest entity for which the Reorganized Company maintains a 50 percent voting interest. Consistent with the provisions of FIN 46, the Reorganized Company consolidated the balance sheet of Premier into the Reorganized Company’s balance sheet as of December 31, 2003 and 2004. Through December 31, 2003, the Predecessor Company accounted for Premier under the equity method, whereby the Predecessor Company included its portion of Premier’s earnings or loss in its consolidated statement of operations under the caption “Equity in (earnings) loss of unconsolidated subsidiaries.” The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier.  The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. In 2004, the Reorganized Company consolidated the results of operations of Premier in its consolidated statement of operations, which represented $253.0 million of revenue for the fiscal year ended December 31, 2004.

The Company currently measures compensation cost for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and discloses pro forma stock-based compensation under the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required July 1, 2005 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Since SFAS 123R must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123, using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123R. However, had SFAS 123R been adopted in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below entitled “Stock-Based Compensation.”  SFAS 123R also requires the benefits of tax credits in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were immaterial.

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

Financial Reporting Under the Bankruptcy Code

From March 11, 2003 (the “Commencement Date”) to December 31, 2003, the Company accounted for its operations under SOP 90-7. In accordance with SOP 90-7, certain expenses incurred and benefits realized by the Company during the bankruptcy period were recorded as “Reorganization benefit, net” in the accompanying consolidated statements of operations. In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense its capitalized deferred financing fees associated with the Old Senior Notes and Old Subordinated Notes. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company rejected certain leases for closed offices. To the extent the estimated cost to the Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as a component of reorganization benefit, net, in accordance with SOP 90-7. Furthermore, in accordance with SOP 90-7, reorganization benefit, net includes the estimated interest income that the Company earned attributable to additional unrestricted cash balances that accumulated as a result of the chapter 11 proceedings.

The following table summarizes reorganization expense (benefit) for the fiscal year ended December 31, 2003 (in thousands):

Predecessor Company
Continuing operations:
Deferred financing costs	$ 18,459
Professional fees and expenses	31,589
Interest income	(1,096)
Net benefit from lease rejections and court approved claim reductions	(7,475)
Net fresh start reorganization gain	(479,694)
Net benefit from resolution of claims through Bankruptcy Court proceedings	$(438,217)
Discontinued operations, before taxes:
Net benefit from lease rejections and court approved claim reductions	$ (4,062)
Net fresh start reorganization gain	(15,448)
Net benefit from resolution of claims through Bankruptcy Court proceedings	$ (19,510)
Preferred stock:
Issuance costs and other	$ 2,668

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues earned for the fiscal years ended September 30, 2002 and December 31, 2003 approximated $1,537.9 million and $1,292.5 million, respectively and $390.3 million and $388.7 million for the three months ended December 31, 2001 and 2002, respectively. Managed care risk revenues earned for the fiscal year ended December 31, 2004 approximated $1,583.9 million.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $13.0 million and $7.7 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively and $3.4 million and $1.0 million for the three months ended December 31, 2001 and 2002, respectively. Performance-based revenues were $9.7 million in the fiscal year ended December 31, 2004.

Significant Customers

Net revenues from two of the Company’s customers each exceeded ten percent of consolidated net revenues in each of the fiscal years ended September 30, 2002 and December 31, 2003, for the three months ended December 31, 2001 and 2002 and for the fiscal year ended December 31, 2004.

Net revenue from the Aetna contract was $250.3 million and $193.6 million for the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $78.8 million and $54.8 million for the three months ended December 31, 2001 and 2002, respectively, and $228.1 million for the fiscal year ended December 31, 2004.  As discussed in Note 1—“General,” the contract with Aetna will terminate on December 31, 2005.

The Company provides managed behavioral healthcare services to the State of Tennessee’s TennCare program, both through a direct contract with the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through Premier, a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company’s direct TennCare contract (exclusive of Premier’s contract with TennCare) accounted for $237.5 million and $157.3 million of consolidated net revenue in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, and $60.0 million and $63.0 million of consolidated net revenue for the three months ended December 31, 2001 and 2002, respectively. Such revenue amounts include revenue recognized by the Company associated with services performed on behalf of Premier totaling $134.9 million and $39.8 million for fiscal years ended September 30, 2002 and December 31, 2003, respectively, and $33.6 million and $34.6 million for the three months ended December 31, 2001 and 2002, respectively.  The Company’s direct TennCare contract (exclusive of Premier’s contract with TennCare) accounted for $178.5 million of consolidated net revenue in the fiscal year ended December 31, 2004. As previously noted, the Company started consolidating Premier in accordance with FIN 46 as of December 31, 2003. The Company recorded $253.0 million of revenue from Premier’s TennCare contract during the year ended December 31, 2004.

In September 2003, the State of Tennessee (“the State”) issued a request for proposal (“RFP”) relating to the TennCare program under which the program was to be divided into three regions. The Company, through TBH, submitted a proposal for the East region only and was awarded the contract, which has a term from July 1, 2004 through December 31, 2005, with extensions at the State’s option through December 31, 2008. When contract negotiations between the State and the vendor that had been awarded the contracts for the Middle and West regions were discontinued, the State asked TBH and Premier to continue with their current contracts for those regions through December 31, 2004. Effective July 1, 2004 agreements with the State were reached, under which TBH and Premier will continue serving the Middle and West regions of TennCare through December 31, 2005. As a result of these agreements, the Company will continue to manage behavioral health care for the entire TennCare program.

On January 10, 2005, the Governor of Tennessee stated that, because of the increased costs of the TennCare program, the State will cease providing coverage to approximately 323,000 adults who do not qualify for Medicaid, and will limit benefits to be delivered under the TennCare program. The Governor stated that he wishes to begin implementing such membership and benefit changes in March 2005 and complete them by the end of 2005. Certain advocacy groups have filed suits in attempts to prevent the Governor from implementing any membership and benefits reductions. A reduction in membership would, and benefit changes could adversely affect the Company’s revenues and profitability.  However, because of the opposition to the Governor’s plan, and because, even if the Governor were to prevail the Company does not yet know which members would be eliminated from the program, the timing of the membership reductions, the benefit changes being proposed or the timing of those changes, it cannot estimate the impact of these potential developments at this time.

The Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $181.9 million and $189.6 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $36.0 million and $56.2 million for the three months ended December 31, 2001 and 2002, respectively, and $187.7 million in the fiscal year ended December 31, 2004. The Company’s contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county totaled $22.8 million and $24.0 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, and $5.1 million and $6.4 million for the three months ended December 31, 2001 and 2002, respectively.

Income Taxes

The Company files a consolidated federal income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company estimates income taxes for each of the jurisdictions in which it operates.  This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

Advertising Costs

Advertising costs consist primarily of radio and television airtime and printed media services, which are expensed as incurred. Advertising costs for continuing operations were $2.9 million and $2.1 million in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $0.7 million and $0.7 million for the three months ended December 31, 2001 and 2002, respectively, and $2.2 million for the fiscal year ended December 31, 2004.

Cash and Cash equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2003 and 2004 were as follows (in thousands):

	2003	2004
Restricted cash	$ 102,356	$ 104,414
Restricted short-term investments	24,405	35,600
Restricted deposits (included in other current assets)	35,162	17,098
Restricted long-term investments.	—	592
Total	$ 161,923	$ 157,704

Investments

Investments consist primarily of U.S. Government agency securities, corporate debt securities, and certificates of deposit. The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Prior to fiscal 2004, the Company classified its investments as “held to maturity,” and reclassified its investments as “available-for-sale” during fiscal 2004.   Investments classified as available-for-sale are carried at fair value, based on quoted market prices. The Company’s policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Unrealized holding gains and losses are excluded from earnings and are reported, net of tax, as “accumulated other comprehensive loss” in the accompanying consolidated balance sheets and statements of changes in stockholders’ equity (deficit) until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of operations.

The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to:  the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary. In accordance with EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”), the Company periodically reviews those investment securities whose unrealized losses have remained unrealized for more than six months to determine if such unrealized losses are other-than-temporary. Unrealized losses related to investments greater and less than one year are not material.

In relation to its investment securities, the Company is not aware of the existence of any financial difficulties for any of the issuers of such investment securities which would cause the Company to question whether such issuers will be able to honor such investment securities upon maturity.  Further, the Company believes the declines in fair value of its investment securities were caused by changes in market interest rates. The Company intends to hold these related investment securities to maturity and has the ability to do so. As of December 31, 2004, there were no unrealized losses that the Company believed to be other-than-temporary.  No realized gains or losses were recorded for the fiscal years ended September 30, 2002 and

December 31, 2003, the three months ended December 31, 2001 and 2002, or the fiscal year ended December 31, 2004. The investments as of December 31, 2003 were classified as held to maturity and consisted entirely of U.S. Government agency securities.  The amortized cost of $24.4 million for such investments approximated their fair value. The following is a summary of short-term and long-term investments at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$ 220,091	$ —	$ (474)	$ 219,617
Corporate debt securities	126,376	—	(370)	126,006
Certificates of Deposit	467	—	—	467
Total investments at December 31, 2004	$ 346,934	$ —	$ (844)	$ 346,090

The maturity dates of the Company’s investments as of December 31, 2004 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 2005	$ 295,374	$ 294,803
Due in 2006	51,560	51,287
Total investments at December 31, 2004	$ 346,934	$ 346,090

Accounts Receivable

The Company’s accounts receivable consist of amounts due from customers throughout the United States. Collateral is generally not required. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

Concentration of Credit Risk

Accounts receivable subjects the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. As of December 31, 2003, one customer comprised greater than 10 percent of the Company’s net accounts receivable balance. As of December 31, 2004, two customers each comprised greater than 10 percent of the Company’s net accounts receivable balance. The Company believes the allowance for doubtful accounts is adequate for its estimated losses as of December 31, 2004, however, the Company has a risk of recovery losses if such allowance is not adequate.

Long-lived Assets

Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Property and equipment is stated at fair value as of December 31, 2003 as part of the Company’s application of fresh start reporting, as discussed in Note 2—“Fresh Start Reporting.” Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1, “Accounting for Cost of Computer Software Developed or Obtained for Internal Use.” Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $37.2 million and $30.5 million for the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $8.7 million and $9.5 million for the three months ended December 31, 2001 and 2002, respectively, and $28.6 million for the fiscal year ended December 31, 2004.  Property and equipment, net, consisted of the following at December 31, 2003 and at December 31, 2004 (in thousands):

	2003	2004
Buildings and improvements	$ 3,447	$ 1,230
Equipment	52,961	71,597
Capital leases—equipment	8,012	8,529
Capitalized internal-use software	57,662	67,110
	122,082	148,466
Accumulated depreciation	—	(27,862)
Property and equipment, net	$ 122,082	$ 120,604

Predecessor Company Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition. As of December 31, 2003, the Predecessor Company’s goodwill was written-off in accordance with the fresh start reporting provisions of SOP 90-7.

In the first quarter of fiscal 2002, the Company early adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the Company no longer amortizes goodwill over its estimated useful life. Instead, the Company is required to test the goodwill for impairment based upon fair values at least on an annual basis. In accordance with the early adoption of SFAS 142, the Company assigned the book value of goodwill to its reporting units, and performed an initial impairment test as of October 1, 2001.

The Company determined that its reporting units are identical to its reporting segments. In the first quarter of fiscal 2002, the Company recorded an impairment charge of $207.8 million, before taxes ($191.6 million after taxes), to write-down the balance of goodwill related to the Employer Solutions reporting unit to estimated fair value, based on independently appraised values. This initial impairment charge was recognized by the Company as a cumulative effect of a change in accounting principle, separate from operating results, in the consolidated statement of operations. The Company proceeded with the annual impairment test, which is the comparison of the adjusted recorded goodwill balance at September 1, 2002 to the estimated fair value of the goodwill. The Company selected September 1 as its annual measurement date under SFAS 142. During the fourth fiscal quarter of 2002, the Company recorded an impairment charge of $415.9 million to write-down the balance of goodwill related to the Health Plan Solutions, Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based on independently appraised values. This write-down occurred due to changes in the Company’s financial performance and its business outlook from the beginning of the year through September 1, 2002, which decreased the estimated fair value of the Company’s reporting units.

In fiscal 2003, the Company recorded an impairment charge of $28.8 million to write-down the balance of goodwill related to the Employer Solutions and Public Sector Solutions reporting units to estimated fair value, based on independently appraised values. This write-down was attributable to the Company’s financial performance and its business outlook as of the annual measurement date, and resulted in the complete write-down of goodwill related to the Employer Solutions and Public Sector Solutions reporting units.

The annual goodwill impairment charges are presented in the accompanying consolidated statements of operations as “Goodwill impairment charges,” a component of income (loss) from continuing operations.

There were no changes in the carrying amount of goodwill during the three months ended December 31, 2002. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are reflected in the table below (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Total
Predecessor Company Balance as of December 31, 2002	$ 473,141	$ 7,074	$ 22,119	$ 502,334
Fiscal 2003 goodwill impairment charges	—	(6,909)	(21,871)	(28,780)
Other changes	(323)	(165)	(248)	(736)
Fresh start adjustments (Note 2)	(472,818)	—	—	(472,818)
Predecessor Company Balance as of December 31, 2003	$ —	$ —	$ —	$ —

Reorganized Company Goodwill

Goodwill was recorded at December 31, 2003 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application of the fresh start reporting provisions of SOP 90-7. Reorganized Company goodwill is accounted for in accordance with SFAS 142. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Reorganized Company has selected October 1 as the date of its annual impairment test. The balance of goodwill of $450.2 million and $392.3 million at December 31, 2003 and 2004, respectively, has been allocated entirely to the Health Plan Solutions segment. The changes in the carrying amount of Reorganized Company goodwill for the year ended December 31, 2004 are reflected in the table below (in thousands):

Reorganized Company Balance as of December 31, 2003.	$ 450,244
Adjustment to goodwill as a result of the removal of tax contingency and the projected realization of net operating loss carryforwards subsequent to fresh-start reporting(1)	(57,977)
Reorganized Company Balance as of December 31, 2004	$ 392,267

(1)          Adjustments primarily relate to the following:

(a)   As of December 31, 2003, the Company had tax contingencies which created an uncertainty as to the Company’s ability to realize its net operating loss carryforwards (“NOLs”). In addition to recording a full valuation allowance against all NOLs, the Company recorded this contingent liability for taxes payable. During fiscal 2004, the Company received favorable guidance from the Internal Revenue Service which resolved this contingency. In accordance with SOP 90-7 and SFAS No. 109, “Accounting for Income Taxes,” any future changes in these balances that existed as of the fresh-start date will be adjusted against goodwill.

(b)   During fiscal 2004, the Company utilized a tax benefit from the utilization of pre-bankruptcy NOLs. This tax benefit has been reflected as a reduction of goodwill rather than as a reduction to the provision for income taxes in the consolidated statements of operations, in accordance with SOP 90-7.

See further discussion in Note 10—“Income Taxes.”

Intangible Assets

The following is a summary of intangible assets at December 31, 2003 and December 31, 2004, and the estimated useful lives for such assets (in thousands):

December 31, 2003
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2 to 18 years	$ 51,600	$ —	$ 51,600
Provider networks	16 years	6,500	—	6,500
		$ 58,100	$ —	$ 58,100

December 31, 2004
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2 to 18 years	$ 51,600	$ (13,438)	$ 38,162
Provider networks	16 years	6,500	(406)	6,094
		$ 58,100	$ (13,844)	$ 44,256

Reorganized Company intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals at December 31, 2003.

Amortization expense for continuing operations was $10.3 million and $17.5 million for the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $2.5 million and $4.9 million for the three months ended December 31, 2001 and 2002, respectively and $13.8 million for the fiscal year ended December 31, 2004. The Company estimates amortization expense will be $13.8 million, $8.6 million, $8.6 million, $1.0 million and $1.0 million for the fiscal years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Cost of Care and Medical Claims Payable

Cost of care, recorded as a component of operating expenses, is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate.

Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term.

The following table presents the components of the change in medical claims payable for the years ended December 31, 2003 and 2004 (in thousands):

	2003	2004
Medical claims payable, beginning of period	$ 205,331	$ 177,141
Cost of care:
Current year	918,358	1,197,658
Prior years	(11,874)	(7,064)
Total reported cost of care	906,484	1,190,594
Claim payments:
Payments for current year	765,872	1,021,209
Payments for prior years	168,802	151,888
Total claim payments	934,674	1,173,097
Medical claims payable, end of period	$ 177,141	$ 194,638

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2004; however, actual claims payments and other items may differ from established estimates.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 8—“Stockholders’ Equity”).

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS 148, as shown below. At December 31, 2003 and 2004, the Company had stock-based employee incentive plans, which are described more fully in Note 8—“Stockholders’ Equity.”  Had the Company elected to adopt the fair value recognition provisions of SFAS 123, pro forma net income and net income per share would be as follows (in thousands, except per share amounts):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Net income (loss), as reported	$ (729,063)	$ 451,770	$ (181,843)	$ 11,729	$ 88,372
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—	8,994
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,142)	(2,027)	(562)	(265)	(11,270)
Pro forma net income (loss)	$ (731,205)	$ 449,743	$ (182,405)	$ 11,464	$ 86,096
Earnings (loss) per share:
Basic—as reported	$ (21.07)	$ 12.69	$ (5.28)	$ 0.29	$ 2.50
Basic—pro forma	(21.13)	12.63	(5.30)	0.29	2.43
Diluted—as reported	(21.07)	10.86	(4.32)	0.28	2.43
Diluted—pro forma	(21.13)	10.81	(4.34)	0.28	2.37

The fair values of the stock options granted were estimated on the date of their grant/acquisition using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Predecessor Company
	Fiscal Year Ended		Three Months Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002
			(unaudited)
Risk-free interest rate	3.7%	—	5.5%	—
Expected life	10 years	—	3 years	—
Expected volatility	100.0%	—	88.0%	—
Expected dividend yield	0.0%	—	0.0%	—

	Reorganized Company
	Fiscal Year Ended
	December 31, 2004
	Senior Executive Options	Other Options
Risk-free interest rate	3.35%	2.97%
Expected life	5 years	4 years
Expected volatility	39.1%	37.8%
Expected dividend yield	0.0%	0.0%

The weighted average fair value of options granted during the fiscal year ended September 30, 2002 was $6.84. The Company granted no options during the three months ended December 31, 2002 or the fiscal year ended December 31, 2003. All options then outstanding were cancelled as part of the emergence from bankruptcy, therefore at December 31, 2003, there were no outstanding options. On the Effective Date, the Reorganized Company adopted a new stock option plan. See Note 8—“Stockholders’ Equity.”

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities. Short-term and long-term investments classified as “available-for-sale” are carried at fair value, based on quoted market prices.

The fair value of long-term debt is the same as its recorded value at December 31, 2003. At December 31, 2004, approximately 37% of the carrying value of the Company’s debt instruments have fair values that approximate their carrying values due to the short maturity or recent repricings, while approximately 63% of the carrying value of the Company’s debt instruments have fair values that were based upon quoted market prices at December 31, 2004. The fair value of long-term debt as of December 31, 2004 was $400.2 million.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

4.   Acquisitions and Joint Ventures

HAI Acquisition

On December 4, 1997, the Company consummated the purchase of HAI from Aetna for $122.1 million, which the Company funded from cash on hand. HAI managed behavioral healthcare programs primarily through employee assistance programs (“EAPs”) and other managed behavioral healthcare plans. In addition, the Company agreed to make additional contingent payments of up to $60.0 million annually to Aetna through 2003 in the event certain targets were achieved with respect to the number of HAI’s covered lives in specified products. The Company made additional purchase price payments totaling $240.0 million through December 31, 2003. The final payment of $60.0 million was accrued in June 2002 and was originally due to be paid by March 31, 2003. As part of the Company’s emergence from bankruptcy, the Company renegotiated the terms of the amounts due to Aetna. Refer to Note 7—“Long-term Debt and Capital Lease Obligations” for discussion of the Aetna Note.

Joint Ventures

Prior to October 29, 2002, the Company was a 50.0 percent partner with Value Options, Inc. in the Choice Behavioral Health Partnership (“Choice”), a managed behavioral healthcare company. Choice derived all of its revenues from a subcontract with a health plan under which it provided managed behavioral healthcare services to TRICARE beneficiaries. The Company accounted for its investment in Choice using the equity method of accounting with the Company’s share of net income or loss of Choice recognized in the statement of operations. The Company’s equity in earnings of Choice for fiscal year 2002 was $11.2 million. The Company’s equity in earnings of Choice for the three months ended December 31, 2001 and 2002 was $3.0 million and $0.8 million, respectively. The Company received $9.6 million in partnership distributions from Choice in fiscal year 2002 and $2.1 million and $2.3 million in partnership distributions from Choice during the three months ended December 31, 2001 and 2002, respectively. The

Company received its final partnership distribution of $0.2 million from Choice in 2003 and had no remaining investment in Choice as of December 31, 2003.

Premier was formed to manage behavioral healthcare benefits for the State of Tennessee’s TennCare program. Substantially all of the activities of Premier are conducted on behalf of the Company. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company early adopted FIN 46, under which the Company consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. The Company’s equity in loss of Premier for the fiscal years ended September 30, 2002 and December 31, 2003 was $(2.5) million and $(1.1) million, respectively. The Company’s equity in (loss) earnings of Premier for the three months ended December 31, 2001 and 2002 was $(0.7) million and $0.1 million, respectively. The Company has not received a partnership distribution from Premier during any of the periods presented in the consolidated statement of operations. The Company made capital contributions totaling $6.4 million and $0 million into Premier during fiscal 2003 and 2004, respectively. See Note 3—“Summary of Significant Accounting Policies—Significant Customers” and “—Recent Accounting Pronouncements” above for further discussion of Premier.

The Company currently owns a 37.5 percent interest in Royal Health Care, LLC (“Royal”). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company’s investment in Royal at December 31, 2003 and 2004 was $13.0 million and $11.0 million, respectively. The Company’s equity in income of Royal for the fiscal years ended September 30, 2002 and December 31, 2003 was $4.3 million and $6.6 million, respectively, $0.8 million and $1.2 million for the three months ended December 31, 2001 and 2002, respectively, and $5.3 million for the fiscal year ended December 31, 2004. The Company received $1.1 million and $2.2 million in partnership distributions from Royal in the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $0.7 million and $0.9 million for the three months ended December 31, 2001 and 2002, respectively and $7.5 million for the fiscal year ended December 31, 2004.

5.   Discontinued Operations

In September 1999, the Company disposed of its healthcare provider and franchising business segments.  In October 2000, the Company adopted a formal plan to dispose of the business and interest comprised by the Company’s specialty managed healthcare segment.

In January 2001, the Company’s Board of Directors approved and the Company entered into a definitive agreement for the sale of National Mentor, Inc. (“Mentor”), which represented the business and interest comprised by the Company’s human services segment. On March 9, 2001, the Company consummated the sale of the stock of Mentor for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company’s consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note and assumed liabilities of approximately $3.0 million. At December 31, 2004, $7.0 million of the interest-bearing note was included in other current assets within the accompanying consolidated balance sheets, while the remaining $3.0 million was included within other long-term assets. The Company subsequently collected the current portion of the note in January 2005. The agreement for the sale of Mentor included provisions whereby the Company indemnified the purchaser for certain potential liabilities that existed prior to the transaction’s effective date. As part of the Company’s bankruptcy proceedings, this indemnification has been capped at $10.0 million.

Accounting for Discontinued Operations

The Company has accounted for the disposal of the discontinued segments under APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The losses the Company incurred to exit the discontinued operations are reflected, net of income tax, in the caption “Discontinued operations—Income (loss) on disposal of discontinued operations.” As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

The summary of the income (loss) from the discontinued operations segments is as follows (in thousands):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Net revenue(1)	$ 12,587	$ 389	$ 1,918	$ 631	$ 118
Salaries, cost of care and other operating expenses(2)(3)	5,058	26,753	1,678	(605)	3,447
Income tax provision (benefit)(4)	2,635	(1,336)	82	433	(8,110)
Income (loss) from discontinued operations	$ 4,894	$(25,028)	$ 158	$ 803	$ 4,781

(1)   Amounts primarily represent positive settlements of certain outstanding Medicare and Medicaid cost reports for the healthcare provider and franchising segments. Net revenue for the fiscal year ended September 30, 2002 also includes a reduction of estimates of regulatory reserves pertaining to the former psychiatric hospital facilities of $5.2 million, before taxes.

(2)   In September 2003, the Company entered into an agreement with a claimant to settle certain claims filed related to its discontinued operations. As a result of the settlement, the Company recorded an adjustment to legal expense for the amount of the claim of $24.0 million. As part of the Plan, this claim was discharged through the payment of $10 million in cash, with the difference recorded as a discontinued operations reorganization benefit.

(3)   Interest expense has not been allocated to discontinued operations.

(4)   Includes provision (benefit) for income taxes (net of income tax benefit related to reorganization benefit), minority interest and (income) loss from disposal of discontinued operations. The Company records tax expense based on its estimate of current taxable income. The settlement of the $24.0 million claim noted above resulted in a temporary timing difference between book and taxable income in fiscal 2004.  Therefore, taxable income for fiscal 2004 was reduced by the payment of the settlement, thus generating a tax benefit for the year.

Income (loss) on Disposal of Discontinued Operations

The summary of the income (loss) on disposal of the Company’s discontinued operations segments is as follows (in thousands):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Gain associated with provider joint ventures	$ 1,333	$ 3,604	$ 1,262	$ —	$ —
Gain (loss) on sale of assets	—	650	—	—	(141)
Cash received on a fully reserved note receivable	—	1,350	—	—	—
Change in estimate of leasehold obligations	(3,604)	499	—	—	—
Change in estimate of other exit-related reserves	2,130	—	—	149	—
Income (loss) before income taxes	(141)	6,103	1,262	149	(141)
Income tax provision (benefit)	(49)	1,347	442	52	889
	$ (92)	$ 4,756	$ 820	$ 97	$ (1,030)

During the year ended December 31, 2003, the Company recognized a reorganization benefit, net of taxes related to the discontinued operations segments of $20.3 million, with such amount being net of an income tax benefit of $0.8 million. See Note 2—“Fresh Start Reporting,” and Note 3—“Summary of Significant Accounting Policies” for discussion of reorganization benefit, net of taxes.

The remaining assets and liabilities of the Company’s discontinued operations segments at December 31, 2003 include, among other things, (i) cash and cash equivalents of $0.7 million; (ii) restricted cash of $2.0 million; (iii) investment in provider joint ventures of $1.9 million; (iv) hospital-based real estate of $2.4 million; (v) accounts payable and accrued liabilities of $13.1 million, of which $11.5 relates to chapter 11 claim settlements; and (vi) long-term debt of $6.4 million related to the hospital-based real estate.

The remaining assets and liabilities of the Company’s discontinued operations segments at December 31, 2004 include, among other things, (i) cash and cash equivalents of $1.0 million; (ii) restricted cash of $0.6 million, (iii) investment in provider joint ventures of $1.8 million; and (iv) accounts payable and accrued liabilities of $3.6 million.

6.   Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to IRS deferral limitations, to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. Additionally, the Company can elect to make a discretionary contribution of up to 2 percent of each eligible employee’s compensation. The Company recognized $4.0 million and $3.3 million of expense for the fiscal years ended September 30, 2002 and December 31, 2003, respectively, $1.0 million and $0.9 million for the three months ended December 31, 2001 and 2002, respectively, and $3.0 for the fiscal year ended December 31, 2004 for matching contributions to the 401(k) Plan.

7.   Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations at December 31, 2003 and 2004 consisted of the following (in thousands):

	December 31,
	2003	2004
Old Credit Agreement:
Old Revolving Facility (6.50% at December 31, 2003)	$ 45,076	$ —
Old Term Loan Facility (7.25% to 7.50% at December 31, 2003)	115,762	—
Credit Agreement:
Revolving Facility due through 2008	—	—
Term Loan Facility(4.74% at December 31, 2004) due through 2008	—	85,000
9.375% Series A Senior Notes due 2008	250,000	233,456
9.375% Series B Senior Notes due 2008	6,890	7,116
Note payable to Aetna (8.50% at December 31, 2004), due through 2005	63,915	48,915
4.5625% to 4.875% capital lease obligations due through 2009	12,056	4,991
	493,699	379,478
Less debt paid upon consummation of the Plan	(92,382)	—
Less current maturities of long-term debt and capital lease obligations	(24,785)	(75,158)
	$ 376,532	$ 304,320

Under fresh start reporting, the Company’s reorganization transactions involving the cancellation of the Old Senior Notes and Old Subordinated Notes, and the issuance of Series A Notes and Series B Notes, as contemplated by the Plan, are reflected as if consummated on December 31, 2003, except for cash payments made on the Old Senior Notes.

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, the Company wrote off, as reorganization expense, its unamortized deferred financing fees associated with the Old Senior Notes and Old Subordinated Notes in the amount of $18.5 million, which has been reflected as a component of Reorganization benefit, net, within the consolidated statement of operations for the fiscal year ended December 31, 2003.

The aggregate scheduled maturities of long-term debt and capital lease obligations during the next five fiscal years and beyond are as follows (in thousands):

Fiscal Years Ended December 31,
2005	$ 75,158
2006	25,361
2007	25,373
2008	253,457
2009	129
$ 379,478

Credit Agreement

On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the new credit agreement with Deutsche Bank AG (the “Credit Agreement”) and the additional capital provided by the Equity Offering and the Onex Investment, as contemplated by the Plan. See below for further discussion of the Credit Agreement. Amounts repaid on the Effective Date under the Old Credit Agreement in excess of amounts advanced under the Credit Agreement have been classified as “Debt paid upon consummation of the Plan” in the accompanying consolidated balance sheet as of December 31, 2003.

The Credit Agreement provides for a Term Loan Facility in an original aggregate principal amount of $100.0 million, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an original aggregate principal amount of $80.0 million. As of December 31, 2004, the Company had $85.0 million outstanding under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of $7.4 million related to the Credit Agreement. Additionally, effective September 29, 2004, the Credit-Linked Facility was reduced from $80 million to $50.0 million. The Company accounted for the reduction of the Credit-Linked Facility in accordance with EITF 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and accordingly, wrote off $0.8 million of fees associated with the Credit Agreement and will amortize the remaining unamortized fees relating to the Credit Agreement over the remaining term of the Credit Agreement. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2004, the Company had issued letters of credit in the amount of $45.1 million, resulting in unutilized commitments under the Credit-Linked Facility of $4.9 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On October 25, 2004 (“the First Amendment Effective Date”), the Credit Agreement was amended (the “Amendment”) to reduce the annual interest rate on borrowings under the Term Loan Facility and on the Credit-Linked Facility, each by 1.25 percent. As a result of the Amendment, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2004, all loans under the Term Loan Facility were Eurodollar denominated loans at a borrowing rate of 4.74 percent. As a result of the Amendment, the commitment fee on the Credit-Linked Facility is equal to the sum of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2004, the commitment fee on the Credit-Linked Facility was 2.37 percent. In addition, under the Amendment, certain mandatory prepayment requirements were eliminated, and several covenants that restricted or limited the Company’s ability to repurchase or refinance Senior Notes, make investments, and incur debt pertaining to letters of credit were amended. The Company paid and expensed $0.3 million in fees associated with the Amendment.

The Revolving Loan Facility and Term Loan Facility are subject to mandatory prepayment and reductions in an amount equal to (i) 100 percent of each capital contribution made to cure a default or event of default, (ii) 100 percent of any net debt proceeds from certain issuance or incurrence by the Company or any of its subsidiaries of indebtedness for borrowed money, other than permitted new senior or subordinated notes and other permitted indebtedness, and (iii) 100 percent of the net proceeds from assets sales not made in the ordinary course of business.

The Credit Agreement, as amended, contains a number of covenants that restrict or limit the Company’s ability to engage in various transactions that may affect the interests of the lenders, including requirements limiting the ability to enter into partnerships, joint ventures, merger or consolidation transactions, to make capital expenditures and to issue capital stock. In addition, the Credit Agreement, as amended, requires the Company to comply with specified financial ratios and tests (as defined), including minimum consolidated EBITDA, interest coverage ratios and maximum leverage ratios. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement, as amended, and in the event the indebtedness under the Credit Agreement, as amended, were accelerated, would give rise to defaults under substantially all of the Company’s other debt agreements. The Company believes that it is in compliance with these covenants.

The Company incurs a commitment fee on the Revolving Loan Facility ranging from 0.50 percent to 0.75 percent of the total available amount under the facility. The commitment fee percentage varies with the percentage of unutilized amounts under the Revolving Loan Facility. In addition, the Company incurs a fee in the amount of 0.125% for all letters of credit issued. The obligations of the Company and the Subsidiary Borrowers under the Credit Agreement, as amended, are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned subsidiary of the Company. In addition, security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions, secure the Revolving Loan Facility, the Term Loan Facility and the guarantees.

Senior Notes

On the Effective Date, the Company issued $233.5 million of Series A Notes, which mature on November 15, 2008, and are general senior unsecured obligations of the Company. As noted above, this transaction was reflected as of December 31, 2003 (except for the corresponding payment of principal on the Old Senior Notes on the Effective Date in the amount of $16.6 million, which is reflected as “Debt paid upon consummation of the Plan” in the accompanying consolidated balance sheet as of December 31, 2003). Interest on the Series A Notes is payable semi-annually on each May 15 and November 15, commencing on May 15, 2004. These notes plus cash were issued in satisfaction of the Company’s Old Senior Notes and accrued interest thereon.

As of December 31, 2004, the Company has issued $7.1 million of Series B Notes, which mature on November 15, 2008. The Series B Notes were issued to the holders of other general unsecured claims of the predecessor Company and to Houlihan Lokey Howard & Zukin Capital (“Houlihan”) for services rendered during the chapter 11 proceedings. Interest on the Series B Notes is payable semi-annually on each May 15 and November 15, commencing on May 15, 2004.

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

In addition, at any time prior to November 15, 2005, the Company may, at its option, redeem up to 35 percent of the original aggregate principal amount of Senior Notes at a redemption price (expressed as a percentage of the principal amount) of 109.375 percent, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least 65 percent of such original aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption; and provided, further, that such redemption shall occur within sixty days of the date of the closing of any such equity offering. Any such redemption shall be made upon not less than thirty nor more than sixty days notice mailed to each holder of Senior Notes being redeemed and otherwise in accordance with the procedures set forth in the Senior Notes Indenture (the “Indenture”).

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

Aetna Note

Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the “Aetna Note”) for the balance, including accrued interest, of $48.9 million, which will mature on December 31, 2005. As of December 31, 2003, the $15.0 million payment to Aetna is reflected in “Debt paid upon consummation of the Plan” in the accompanying consolidated balance sheet. The Aetna Note is guaranteed by substantially all of the subsidiaries of Magellan and is secured by a second lien on substantially all of the assets of Magellan and the subsidiary guarantors. At such time when Aetna purchases the Aetna Assets (as discussed in Note 1—“General”), the purchase price could be offset against any amounts owing under the Aetna Note. The full amount of the Aetna Note is reflected by the Company as due and payable on December 31, 2005 in the schedule of maturities above.

The annual interest rate on the Aetna Note is calculated as the sum of (i) the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, plus (ii) 3.25 percent, plus (iii) an additional 2.00 percent for overdue amounts of principal or interest. Interest on the Aetna Note is payable quarterly on the last day of March, June, September and December, beginning on March 31, 2004. The effective rate of interest on the Aetna Note at December 31, 2004 was 8.50 percent.

The Company may, at any time, prepay all or a portion of the unpaid principal amount of the Aetna Note, plus unpaid accrued interest without premium or penalty, subject to restrictions in the Company’s other debt agreements.

Capital Lease Obligations

The Company’s capital lease obligations represent amounts due under a lease for certain real property and leased computer equipment. Included in the current maturities of long-term debt as of December 31, 2003 in the table above is $6.4 million related to a real property capital lease, which was an obligation of the Company’s discontinued healthcare provider segment. In March 1984, a subsidiary of the Company acquired a psychiatric hospital in Albuquerque, New Mexico from the City of Albuquerque. The construction of the facility was funded through the issuance of $6.4 million in revenue bonds by the City of

Albuquerque, which were guaranteed by the Company and were due on March 1, 2014. The Company then sold the property to the City of Albuquerque, and leased it back. The terms of the lease agreement provide that the Company shall purchase the facility for a purchase price of $1 upon repayment of the bonds. On April 2, 2004, the Company elected to repay the principal of the bond plus accrued interest. As a result of this election, the Company has reclassified the principal amount of $6.4 million from a long-term obligation to a current obligation as of December 31, 2003. The recorded value of this property at December 31, 2003 was $2.4 million. The Company sold the property in 2004. The recorded value of other capital leased assets was $8.0 million and $8.5 million at December 31, 2003 and December 31, 2004, respectively.

Old Credit Agreement

The Old Credit Agreement, as amended, which was refinanced on the Effective Date with proceeds from the Credit Agreement and other cash, as described above, provided for a term loan facility (the “Old Term Loan Facility”) in an original aggregate principal amount of $550 million, and a revolving facility (the “Old Revolving Facility”) providing for revolving loans and the issuance of letters of credit in an aggregate principal amount (including the aggregate stated amount of letters of credit) of $150.0 million. Loans outstanding under the Old Term Loan Facility as of December 31, 2003 totaled $115.8 million. Amounts outstanding under the Old Revolving Facility as of December 31, 2003 totaled $101.3 million, including $45.1 million in revolving loans and letters of credit of $56.2 million.

Old Senior Notes and Old Subordinated Notes

Pursuant to the Plan, the Old Senior Notes and Old Subordinated Notes were cancelled as of the Effective Date. In accordance with fresh start reporting, the Company reflected the cancellation of the Old Senior Notes and the Old Subordinated Notes, and the issuance of the Senior Notes as of December 31, 2003. See Note 1—“General” for discussion of the Company’s emergence from chapter 11.

8.   Stockholders’ Equity

Common Stock

On the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, and three new classes of capital stock were authorized. For a detailed discussion of such activity, see Note 1—“General.”

The number of issued and outstanding shares of Ordinary Common Stock and Multi-Vote Common Stock at December 31, 2004 was 26,883,016 and 8,487,750, respectively. The Company is prohibited from paying dividends on its common stock under the terms of the Indentures for the Senior Notes and the Credit Agreement except under very limited circumstances.

Stock Option Plans

All options and warrants to purchase common stock outstanding prior to the Effective Date were cancelled as of the Effective Date. On the Effective Date, the Company established the 2003 Management Incentive Plan which allows for the issuance of up to 6,373,689 shares of Common Stock pursuant to stock options or stock grants. During fiscal 2004, the Company granted options for the purchase of 4.4 million shares of common stock.  These options vest over three to four years and have a 10 year life. At December 31, 2004, there were 1,901,578 shares available for future grants under the terms of the 2003 Management Incentive Plan. Summarized information relative to the Company’s stock options outstanding on December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$10.43 - $12.39	3,690,347	9 years	$11.52	—	$—
$23.52 - $38.46	529,875	9 years	26.06	—	—
	4,220,222		$13.34	—	$—

Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also granted an aggregate of 2,891,022 stock options to the Senior Executives on the Effective Date and made cash payments to the Senior Executives to approximate the tax liability associated with the Senior Executives’ compensation income resulting from the stock grants, the stock purchase and the cash payments, as defined below. Under the 2003 Management Incentive Plan, 1,511,500 stock options were awarded to other members of the Company’s management and other employees during the fiscal year ended December 31, 2004. All of these awards were contingent upon the Company’s emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the respective employees beginning on the Effective Date.

Under APB 25, the Reorganized Company recorded stock compensation expense during the fiscal year ended December 31, 2004 of $23.2 million, as reflected in the accompanying consolidated statements of operations, related to the following:

•       with respect to the grants of restricted stock to the Senior Executive officers, the Company recognized a charge equal to the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) multiplied by the shares granted, plus the cash amount paid to the Senior Executives with regard to income taxes related to such grants;

•       with respect to the shares purchased by the Chief Executive Officer, the Company recognized a charge equal to the difference between the fair market value of the Ordinary Common Stock at the time of purchase (the price at which the stock traded on the first day of trading) and the price paid for such shares multiplied by the shares purchased, plus the amount paid to the Chief Executive Officer with regard to income taxes related to such purchase.

•       with respect to the grant of options to the Senior Executives and other members of management and other employees, a charge was computed equal to the difference between the fair market value of the Ordinary Common Stock at the time of grant (for the options granted to the Senior Executives, the price at which the stock traded on the first day of trading) and the exercise prices of the options, multiplied by the number of shares subject to the options (4.2 million shares in the aggregate). This charge is being recognized ratably over the vesting periods of the options, which range from three to four years. Compensation expense related to two of the three tranches of stock options granted to the Senior Executives, covering 2.1 million shares, could have been recognized over a period ranging from three to seven years, depending on the market price performance of the Ordinary Common Stock. However, as a result of the market price performance to-date of the Ordinary Common Stock, the Company is recognizing compensation expense for the Senior Executive stock options over three years.

•       with respect to 13,595 shares of Ordinary Common Stock granted to non-management members of the board of directors who are not affiliated with Onex, pursuant to the Company’s 2004 Director Stock Compensation Plan, the Company recognized a charge equal to the fair market value of the Ordinary Common Stock at the time of grant.

The Company estimates that the total amount of such charges will be $56.5 million, before taxes. Based upon a three year vesting schedule for the two Senior Executive tranches, as discussed above, the Company estimates that it will recognize the remaining charges of $15.0 million, $15.0 million, and $3.3 million in fiscal years 2005, 2006, and 2007, respectively.

As noted above, all previously outstanding options to purchase existing common stock were cancelled as of the Effective Date. Summarized information relative to the Company’s stock options issued under the 2003 Management Incentive Plan is as follows:

	Fiscal Year Ended December 31, 2004
	Options	Weighted Average Exercise Price
Balance, beginning of period	—	$—
Granted	4,402,522	13.34
Cancelled	(182,300)	16.10
Exercised	—	—
Balance, end of period	4,220,222	$13.34
Exercisable, end of period	—	$—

Common Stock Warrants.   Pursuant to the Plan, the previous Series A Redeemable Preferred Stock of Magellan was cancelled on the Effective Date (see Note 9—“Redeemable Preferred Stock” below) and the holders thereof were issued 456,660 shares of Ordinary Common Stock, as well as warrants to purchase until the seventh anniversary of the Effective Date (January 5, 2011) for $30.46 per share, a like number of shares of Ordinary Common Stock. The previously outstanding common stock of Magellan was also cancelled on the Effective Date (see above) and the holders thereof became entitled to receive 114,165 shares of Ordinary Common Stock, as well as warrants to purchase at any time until January 5, 2011 for $30.46 per share a like number of shares of Ordinary Common Stock (i.e., 114,165), which equals approximately one share of Ordinary Common Stock and a warrant to purchase one share of Ordinary Common Stock for every 310 shares of the previously outstanding common stock. Taken together, such warrants (the “2004 Warrants”) total 570,825.

Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna has the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share (the “Aetna Warrants”). The following table summarizes the common stock warrants in effect as of the Effective Date:

Description	Shares	Exercise Price per Share	Expiration Date	Approximate FMV Per Warrant
2004 Warrants	570,825	$30.46	January 5, 2011	$9.44
Aetna Warrants	230,000	$10.48	January 5, 2009	$13.50

During the fiscal year ended December 31, 2004, 19 warrants of the 2004 Warrants were exercised, which reduced the total shares issuable pursuant to the 2004 Warrants to 570,806 as of December 31, 2004. The effect on the consolidated financial statements as a result of this exercise was not material. The Company estimated the fair market value of the 2004 Warrants and the Aetna Warrants as of the Effective Date. The Company recorded the fair market value of the 2004 Warrants as an increase to warrants outstanding, a component of additional paid-in capital. The fair values of the common stock warrants were estimated on the date of their grant/acquisition using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	2004 Warrants	Aetna Warrants
Risk-free interest rate	3.92%	1.95%
Expected life	7 years	5 years
Expected volatility	39.5%	32.2%
Expected dividend yield	0.0%	0.0%

Income (Loss) Per Common Share

Income (loss) per common share for the fiscal year ended December 31, 2003 was calculated using the Company’s pre-petition common stock which was outstanding through the close of business on December 31, 2003, at which time it was cancelled pursuant to the Plan. See Note 2—“Fresh Start Reporting” for a discussion of the implementation of fresh start reporting and the adjustments recorded as a result of its implementation. Income per common share for the fiscal year ended December 31, 2004 was calculated using the Reorganized Company’s Ordinary Common Stock and Multi-Vote Common Stock which was outstanding at December 31, 2004.

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of income per share from continuing operations (in thousands, except per share amounts):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Numerator:
Income (loss) from continuing operations	$ (542,304)	$ 451,715	$ 8,740	$ 10,829	$ 84,621
Less: preferred dividend requirement (Contractual dividends of $4,788 for the fiscal year ended December 31, 2003)	4,657	883	1,075	1,243	—
Less: amortization of redeemable preferred stock issuance costs	540	172	143	136	—
Less: preferred stock reorganization items, net	—	2,668	—	—	—
Income (loss) from continuing operations available to common stockholders—basic	(547,501)	447,992	7,522	9,450	84,621
Add: presumed conversion of redeemable preferred stock	—	3,723	1,218	1,379	—
Income (loss) from continuing operations available to common stockholders—diluted	$ (547,501)	$ 451,715	$ 8,740	$ 10,829	$ 84,621
Denominator:
Weighted average common shares outstanding—basic	34,854	35,305	34,670	35,139	35,367
Common stock equivalents—stock options	—	—	1,100	—	797
Common stock equivalents—warrants	—	—	5	—	197
Common stock equivalents—redeemable preferred stock	—	6,300	6,300	6,300	—
Weighted average common shares outstanding—diluted	34,854	41,605	42,075	41,439	36,361
Income (loss) from continuing operations available to common stockholders per common share:
Basic	$ (15.71)	$ 12.69	$ 0.22	$ 0.27	$ 2.39
Diluted	$ (15.71)	$ 10.86	$ 0.21	$ 0.26	$ 2.33

Conversion of redeemable preferred stock was not presumed for fiscal 2002 due to the anti-dilutive effect. Conversion of the redeemable preferred stock was presumed outstanding for the fiscal year ended December 31, 2003, the three months ended December 31, 2001 and 2002, respectively. The Option (as defined in Note 9—“Redeemable Preferred Stock”) expired on August 19, 2002. Certain stock options and warrants which were outstanding during the fiscal year ended December 31, 2003, and the three months ended December 31, 2001 and 2002, were not included in the computation of diluted earnings per share because of the anti-dilutive effect. Because the Company reported a loss from continuing operations in fiscal 2002, no common stock equivalents have been included in the computation of weighted average common shares outstanding for fiscal 2002. See Note 9—“Redeemable Preferred Stock,” for further discussion of the redeemable preferred stock.

9.   Redeemable Preferred Stock

TPG Investment

On December 5, 1999, TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group (“TPG”) purchased approximately $59.1 million of the Predecessor Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and an Option (the “Option”) to purchase approximately $21.0 million of additional Series A Preferred Stock. The Option expired, without being exercised, on August 19, 2002. The Series A Preferred Stock was cancelled on the Effective Date as discussed in Note 8—“Stockholders’ Equity.” The Series A Preferred Stock carried a dividend of 6.5% per annum, payable in quarterly installments in cash or common stock through December 15, 2001 (cash only thereafter), subject to certain conditions. Dividends not paid in cash or common stock accumulated. No dividends had been paid to the holders of Series A Preferred Stock. TPG had the right to nominate three representatives to the Predecessor Company’s Board of Directors. TPG had two representatives on the Predecessor Company’s seven-member Board of Directors. Additionally, the Company’s Board of Directors was reconstituted on the Effective Date to consist of nine members, none of which are affiliated with TPG.

Upon adoption of SOP 90-7, the Company wrote off all of its unamortized issuance costs of approximately $2.7 million (net of a tax benefit of approximately $0.8 million) as “Preferred stock reorganization items, net” in the accompanying consolidated statements of operations.

10.   Income Taxes

The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Income taxes currently payable:
Federal	$ —	$ 3,402	$ —	$ 2,929	$ 15,484
State	900	2,007	940	200	5,574
Deferred income taxes:
Federal	125,810	27,213	5,146	—	22,218
State	24,899	1,191	—	—	3,308
	$ 151,609	$ 33,813	$ 6,086	$ 3,129	$ 46,584

A reconciliation of the Company’s income tax provision (benefit) for continuing operations to that computed by applying the statutory federal income tax rate is as follows (in thousands):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
			(unaudited)
Income tax provision at federal statutory income tax rate	$ (136,726)	$ 170,023	$ 5,195	$ 4,895	$ 46,038
State income taxes, net of federal income tax benefit	(15,235)	2,078	611	130	8,882
Goodwill impairment	102,183	9,052	—	—	—
Differences in reorganization benefit, net	—	(150,773)	—	—	—
Valuation allowance adjustment	200,537	—	—	—	—
Non-deductible amortization	449	2,857	157	640	936
Other—net	401	576	123	(2,536)	(9,272)
Income tax provision	$ 151,609	$ 33,813	$ 6,086	$ 3,129	$ 46,584

The Company notes that for federal income tax purposes, the cancellation of indebtedness event occurred on the date of the Company’s emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurred immediately after December 31, 2004 (the taxable year of discharge) and generally after determining the income tax liability for 2004. The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003. For financial reporting purposes, the emergence from bankruptcy is deemed to occur in 2003; however, since the Company did not emerge from bankruptcy until January 5, 2004, for federal income tax purposes, the emergence from bankruptcy is a 2004 event.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable NOLs as of December 31, 2004 of approximately $525 million available to reduce future federal taxable income. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the Internal Revenue Service. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill or additional paid-in capital and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and its lack of substantial history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. During fiscal 2002, in light of its financial situation, the Company recorded a full valuation allowance against its net deferred tax assets. The Company continued to maintain a full valuation allowance covering all of the Company’s net deferred tax assets as of December 31, 2003 and substantially all of its net deferred tax assets at December 31, 2004. As of December 31, 2004, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are more likely than not to be realizable.

In addition, the Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. Furthermore, as of December 31, 2003, the Company had tax contingencies which created an uncertainty as to the Company’s ability to realize its NOLs. In addition to recording a full valuation allowance against all NOLs, the Company recorded this contingent liability of $23.2 million for taxes payable. During fiscal 2004, the Company received favorable guidance from the Internal Revenue Service which resolved this contingency, resulting in the reversal of the related liability and a reduction to goodwill (in accordance with SOP 90-7).

Under SOP 90-7, the deferred tax benefit related to the realization of the pre-bankruptcy NOLs is not reflected in the consolidated statements of operations. The Company recognized tax expense attributable to estimated current taxable income for the fiscal year ended December 31, 2003, the three months ended December 31, 2002 and the fiscal year ended December 31, 2004 due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of substantial history of profitable operations subsequent to its emergence from bankruptcy.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Goodwill and intangible assets	$ 110,499	$ 97,265
Operating loss carryforwards	202,909	155,797
Other	53,121	30,061
Total deferred tax assets	366,529	283,123
Valuation allowance	(343,602)	(242,906)
Deferred tax assets after valuation allowance	22,927	40,217
Deferred tax liabilities:
Property and depreciation	(22,552)	(25,403)
Other	(375)	(452)
Total deferred tax liabilities	(22,927)	(25,855)
Net deferred tax assets	$ —	$ 14,362

11.   Accrued Liabilities

As of December 31, 2003, the only individual current liability that exceeded five percent of total current liabilities related to the $74.2 million that the Company had accrued pertaining to its chapter 11 proceedings, inclusive of professional fees and claims settlements.  As of December 31, 2004, there were no individual current liabilities that exceeded five percent of total current liabilities.

12.   Special Charges

Special charges incurred by the Company principally relate to restructuring activities, which are discussed further below.  A summary of the Company’s special charges is as follows (in thousands):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended		Three Months Ended		Fiscal Year Ended
	September 30, 2002	December 31, 2003	December 31, 2001	December 31, 2002	December 31, 2004
(unaudited)
Restructuring activity	$ 15,729	$ 10,946	$ 4,485	$ 3,907	$ 5,038
Other(1)	—	(1,418)	—	—	—
Total	$ 15,729	$ 9,528	$ 4,485	$ 3,907	$ 5,038

(1)                               Special charges for the year ended December 31, 2003 includes a credit of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

The Company’s restructuring activities have focused on eliminating certain duplicative functions and facilities, consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. During the fiscal year ended September 30, 2002, the Company’s restructuring activities resulted in the recognition of special charges of $15.7 million which consisted of  (i) $9.6 million to terminate 505 employees, (ii) $3.9 million to downsize and close excess facilities,  and (iii) $2.2 million for costs expensed as incurred related to services from outside consultants.  During the three months ended December 31, 2002, the Company’s restructuring activities resulted in the recognition of special charges of $3.9 million which consisted of  (i) $2.0 million to terminate 172 employees, (ii) $0.1 million to downsize and close excess facilities,  and (iii) $1.8 million for costs expensed as incurred related to services from outside consultants.  During the fiscal year ended December 31, 2003, the Company’s restructuring activities resulted in the recognition of special charges of $10.9 million which consisted of  (i) $9.2 million to terminate 536 employees, (ii) $1.2 million to downsize and close excess facilities,  and (iii) $0.5 million for costs expensed as incurred related to services from outside consultants.  During the fiscal year ended December 31, 2004, the Company’s restructuring activities resulted in the recognition of special charges of $5.0 million, which consisted of (i) $2.7 million to terminate 143 employees, and (ii) $2.3 million to downsize and close excess facilities.

The employee termination costs are provided under an ongoing benefit arrangement, and consist of severance and related termination benefits, including payroll taxes.  Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits.”  All terminations for which liabilities were accrued as of December 31, 2004 were completed by January 31, 2005 and such liabilities will be paid in full by August 1, 2005.   The other special charges represent costs to downsize and close excess leased facilities, and other associated costs. Lease termination costs are accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property.  These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses.  A roll-forward of restructuring liabilities is as follows (in thousands):

Type of Cost	Predecessor Company Balance September 30, 2001	Additions	Payments	Predecessor Company Balance September 30, 2002
Employee severance and termination benefits	$ 774	$ 9,597	$ (6,375)	$ 3,996
Lease termination and other costs	2,188	3,918	(2,125)	3,981
Consulting costs	—	2,214	(2,214)	—
	$ 2,962	$ 15,729	$ (10,714)	$ 7,977

Type of Cost	Predecessor Company Balance September 30, 2002	Additions	Payments	Predecessor Company Balance December 31, 2002
Employee severance and termination benefits	$ 3,996	$ 1,975	$ (3,185)	$ 2,786
Lease termination and other costs	3,981	173	(712)	3,442
Consulting costs	—	1,759	(1,759)	—
	$ 7,977	$ 3,907	$ (5,656)	$ 6,228

Type of Cost	Predecessor Company Balance December 31, 2002	Additions	Payments	Reorganization Benefit and Fresh Start Adjustments(1)	Reorganized Company Balance December 31, 2003
Employee severance and termination benefits	$ 2,786	$ 9,202	$ (6,917)	$ —	$ 5,071
Lease termination and other costs	3,442	1,190	(986)	(3,399)	247
Consulting costs	—	554	(554)	—	—
	$ 6,228	$ 10,946	$ (8,457)	$ (3,399)	$ 5,318

Type of Cost	Reorganized Company Balance December 31, 2003	Additions	Payments	Reorganized Company Balance December 31, 2004
Employee severance and termination benefits	$ 5,071	$ 2,743	$ (6,948)	$ 866
Lease termination and other costs	247	2,295	(1,094)	1,448
	$ 5,318	$ 5,038	$ (8,042)	$ 2,314

(1)   As part of its financial restructuring plan and chapter 11 proceedings, the Company rejected certain leases for closed offices. The estimated cost to the Company as a result of rejecting such leases was different than the liability previously recorded. In accordance with SOP 90-7, such difference was recorded in the accompanying consolidated statements of operations as “Reorganization expense (benefit).” In addition, the Company’s application of fresh start reporting as of December 31, 2003 resulted in a net reduction of the liability. See further discussion in Note 2—“Fresh Start Reporting.”

13.   Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Predecessor Company				Reorganized Company
	Fiscal Year Ended September 30, 2002	Fiscal Year Ended December 31, 2003	Three Months Ended December 31, 2001	Three Months Ended December 31, 2002	Fiscal Year Ended December 31, 2004
(unaudited)
Income taxes paid, net of refunds (received)	$ 433	$ (1,168)	$ (161)	$ 71	$ 6,579
Interest paid	$ 89,740	$ 15,770	$ 13,277	$ 16,175	$ 31,547

14.   Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company’s healthcare provider segment arising prior to the sale of its domestic acute-care psychiatric hospitals and residential treatment facilities to Crescent Real Estate Equities in fiscal 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the “Loss Portfolio Transfer”) to a third-party insurer for approximately $22.3 million. The Loss Portfolio Transfer was funded from assets restricted for settlement of unpaid claims. The insurance limit obtained through the Loss Portfolio Transfer for future medical malpractice claims is $26.3 million. The Company continually evaluates the adequacy of these insured limits and management believes these amounts are sufficient; however, there can be no assurance in that regard.

The Company recently renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2004 to June 17, 2005. The general liability policies are written on an “occurrence” basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

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

In addition, regulators of certain of the Company’s subsidiaries may exercise certain discretionary rights under regulations including increasing its supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries.

Legal.    The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”), was enjoined as of the Effective Date as a consequence of the confirmation of the Plan by the Bankruptcy Court. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims under the Plan. See “Business—Emergence from Chapter 11.”

In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurance in this regard.

Operating Leases.    The Company leases certain of its operating facilities. The leases, which expire at various dates through January 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

At December 31, 2004, aggregate amounts of future minimum payments under operating leases were as follows: 2005—$15.5 million; 2006—$12.0 million; 2007—$10.9 million; 2008—$10.3 million; 2009—$9.1 million; 2010 and beyond - $19.4 million. Operating lease obligations include estimated future lease payments for both open and closed offices. Such future lease amounts exclude leases that have been rejected as part of the Company’s chapter 11 proceedings.

Rent expense for continuing operations was $32.9 million and $27.1 million, respectively, for the fiscal years ended September 30, 2002 and December 31, 2003, $8.0 million for the three months ended December 31, 2002 and $20.6 million for the fiscal year ended December 31, 2004.  Rent expense for discontinued operations was $3.6 million and $0.4 million, respectively, for the fiscal years ended September 30, 2002 and December 31, 2003, $0.7 million for the three months ended December 31, 2002, and was $0.1 million for the fiscal year ended December 31, 2004.

15.   Certain Relationships and Related Transactions

On December 4, 2002, the Company entered into a consulting agreement with Healthcare Partners, Inc. (“HPI”), a newly formed entity whose principals were Steven J. Shulman and René Lerer,

M.D. (the “HPI Agreement”). Pursuant to the HPI Agreement, HPI, Mr. Shulman and Dr. Lerer, as well as Danna Mezin and Keith Kudla (the “Officers”), became part of the management of the Company, with Mr. Shulman becoming the Chief Executive Officer of the Company. All of the Officers have devoted substantially all of their time to the management of the Company. For such services, the Company paid to HPI, per the agreement, $250,000 per month for every month or portion thereof from December 2002 through the Effective Date and a bonus payment of $1.95 million based upon the achievement of certain targets under the agreement. This agreement was terminated on the Effective Date, at which time Mr. Shulman and Dr. Lerer entered into employment agreements with the Company and Ms. Mezin and Mr. Kudla became employees of the Company.

Robert M. Le Blanc, Director of the Company, is affiliated with Onex, which owns 8,487,750 shares of Multi-Vote Common Stock of the Company as of December 31, 2004

Michael Diament, a Director of the Company, is a Portfolio Manager and Director of Bankruptcies and Restructurings for Renegade Swish, LLC which, through various contractual agreements, provides investment management services to Amalgamated Gadget, LP, the investment manager for R2 Investments, LDC. On the Effective Date, Amalgamated Gadget, LP, for and on behalf of R2 Investments, LDC, acquired beneficial ownership of 3,198,106 shares of Ordinary Common Stock of the Company, of which they owned 500,000 shares as of December 31, 2004.

Saul E. Burian is a Director in the New York office of Houlihan, which represented the Pre-Petition Unofficial Committee of the Company’s Unsecured Noteholders and the Official Committee of Unsecured Creditors of the Company in connection with the Company’s financial restructuring process. The Company paid total compensation to Houlihan for services rendered to the Committees as financial advisor of approximately $2.9 million in cash, 166,966 shares of Ordinary Common Stock, and $1.8 million of Series B Notes, subject to final adjustment when the recoveries under the Plan by general unsecured creditors are finalized. In addition, Mr. Burian, as a Director of Houlihan, received an economic interest in 4,000 shares Houlihan received pursuant to the Plan. Mr. Burian did not have record ownership, nor did he possess either investment or dispositive power over the shares; however, Mr. Burian did possess the economic risk and benefit of the ownership of these shares. Such shares were sold by Houlihan shortly following the consummation of the Plan.

Robert Haft, a Director of the Company, is the Principal Manager of Morgan Noble LLC, which purchased 82,854 shares of Multi-Vote Common Stock from Onex in January 2004 at $12.07 per share. The Multi-Vote Common stock automatically converted to Ordinary Common Stock upon the transfer of the shares.

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

Health Plan Solutions.    The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

Employer Solutions.    The Company’s Employer Solutions (formerly “Workplace”) segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products.

Public Sector Solutions.    The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts.

Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

The accounting policies of these segments are the same as those described in Note 3—“Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation, amortization, interest (net), stock compensation expense, bankruptcy reorganization charges and benefits, goodwill impairment charges, special charges, income taxes and minority interest (“Segment Profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The Company’s behavioral customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally. During the quarter ended September 30, 2004, the Company’s internal reporting of certain operational and corporate support costs, such as claims administration and network services, changed to allocate such costs from the Corporate and Other segment to the Health Plan Solutions, Employer Solutions and Public Sector Solutions segments. Accordingly, the Company has reclassified the financial results for all prior periods to allocate such costs into the corresponding segments consistent with its internal reporting. This reclassification does not affect consolidated financial results for any periods presented. All periods presented were adjusted to conform with the fiscal 2004 reclassification.

The following table summarizes, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other		Consolidated
Predecessor Company:
Fiscal Year Ended September 30, 2002
Net revenue	$1,013,033	$188,703	$551,322	$ —		$1,753,058
Cost of care	596,811	72,446	456,497	—		1,125,754
Direct service costs	226,141	85,799	53,256	—		365,196
Other operating expenses	—	—	—	94,364		94,364
Equity in (earnings) loss of unconsolidated subsidiaries	(15,537)	—	2,531	—		(13,006)
Segment profit (loss)	205,618	30,458	39,038	(94,364)		180,750
Identifiable assets by business segment:
Restricted cash, investments and deposits	19,388	7,356	95,976	2,020	(1)	124,740
Net accounts receivable	53,246	27,314	13,624	940	(1)	95,124
Investment in unconsolidated subsidiaries	10,144	—	3,076	—		13,220
Fiscal Year Ended December 31, 2003
Net revenue	$ 870,540	$159,034	$481,172	$ —		$1,510,746
Cost of care	464,128	44,858	397,498	—		906,484
Direct service costs	180,336	79,071	40,466	—		299,873
Other operating expenses	—	—	—	118,529		118,529
Equity in (earnings) loss of unconsolidated subsidiaries	(6,560)	—	358	—		(6,202)
Segment profit (loss)	232,636	35,105	42,850	(118,529)		192,062
Reorganized Company:
Identifiable assets by business segment:
Restricted cash	2,179	3,702	94,231	2,244	(1)	102,356
Investments	9,145	414	14,373	473		24,405
Net accounts receivable	28,191	22,276	31,572	1,880	(1)	83,919
Investment in unconsolidated subsidiaries	13,034	—	—	—		13,034
Goodwill	450,244	—	—	—		450,244
Three Months Ended December 31, 2001 (unaudited)
Net revenue	$ 270,149	$ 45,870	$128,823	$ —		$ 444,842
Cost of care	152,430	17,462	105,779	—		275,671
Direct service costs	61,410	21,998	12,969	—		96,377
Other operating expenses	—	—	—	23,045		23,045
Equity in (earnings) loss of unconsolidated subsidiaries	(3,831)	—	654	—		(3,177)
Segment profit (loss)	60,140	6,410	9,421	(23,045)		52,926
Three Months Ended December 31, 2002
Net revenue	$ 245,581	$ 46,700	$153,609	$ —		$ 445,890
Cost of care	137,501	17,368	126,841	—		281,710
Direct service costs	47,339	20,608	14,377	—		82,324
Other operating expenses	—	—	—	27,399		27,399
Equity in earnings of unconsolidated subsidiaries	(1,993)	—	(145)	—		(2,138)
Segment profit (loss)	62,734	8,724	12,536	(27,399)		56,595
Identifiable assets by business segment:
Restricted cash, investments and deposits	20,817	6,283	98,216	2,002	(1)	127,318
Net accounts receivable	49,853	24,972	6,184	219	(1)	81,228
Investment in unconsolidated subsidiaries	8,962	—	3,221	—		12,183

Reorganized Company:
Fiscal Year Ended December 31, 2004
Net revenue	$ 904,872	$135,676	$754,854	$ —	$1,795,402
Cost of care	484,047	37,168	669,379	—	1,190,594
Direct service costs	170,131	66,294	40,528	—	276,953
Other operating expenses	—	—	—	99,918	99,918
Equity in earnings of unconsolidated subsidiaries	(5,277)	—	—	—	(5,277)
Segment profit (loss)	255,971	32,214	44,947	(99,918)	233,214
Identifiable assets by business segment:
Restricted cash	1,694	3,996	98,592	132	104,414
Investments	9,918	446	25,355	310,371	346,090
Net accounts receivable	18,069	17,620	21,977	1,184	58,850
Investment in unconsolidated subsidiaries	10,989	—	—	—	10,989
Goodwill	392,267	—	—	—	392,267

(1)             Includes assets of discontinued operations.

The following table reconciles segment profit to consolidated income from continuing operations before income taxes and minority interest.

	Predecessor Company				Reorganized Company
	Fiscal Year Ended September 30, 2002	Fiscal Year Ended December 31, 2003	Three Months Ended December 31, 2001	Three Months Ended December 31, 2002	Fiscal Year Ended December 31, 2004
			(unaudited)
Segment profit	$ 180,750	$192,062	$ 52,926	$ 56,595	$233,214
Depreciation and amortization	47,558	48,047	11,190	14,380	42,489
Interest expense	97,596	61,016	23,719	25,333	37,124
Interest income	(5,365)	(2,873)	(1,310)	(1,010)	(6,127)
Stock compensation expense	—	—	—	—	23,152
Reorganization benefit, net	—	(438,217)	—	—	—
Goodwill impairment charges	415,880	28,780	—	—	—
Special charges	15,729	9,528	4,485	3,907	5,038
Income (loss) from continuing operations before income taxes and minority interest	$(390,648)	$485,781	$ 14,842	$ 13,985	$131,538

17.   Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 31, 2003 and 2004:

	Predecessor Company
	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2003
Net Revenue	$408,974	$390,270	$373,707	$ 337,795
Cost and expenses:
Salaries, cost of care and other operating expenses	368,839	351,576	331,587	272,884
Equity in earnings of unconsolidated subsidiaries	(615)	(1,184)	(1,362)	(3,041)
Depreciation and amortization	13,652	11,020	11,593	11,782
Interest expense	21,788	4,938	4,748	29,542
Interest income	(827)	(676)	(670)	(700)
Reorganization expense (benefit), net	23,154	4,551	4,540	(470,462)
Goodwill impairment charges	—	—	28,780	—
Special charges	1,705	387	3,230	4,206
	427,696	370,612	382,446	(155,789)
Income (loss) from continuing operations before income taxes and minority interest	(18,722)	19,658	(8,739)	493,584
Provision for (benefit from) income taxes	(2,729)	6,162	20,825	9,555
Income (loss) from continuing operations before minority interest	(15,993)	13,496	(29,564)	484,029
Minority interest	60	107	3	83
Income (loss) from continuing operations	(16,053)	13,389	(29,567)	483,946
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	238	(854)	(25,233)	821
Income (loss) on disposal of discontinued operations, net of income taxes	378	1,772	4,271	(1,665)
Reorganization benefit, net	3,035	132	314	16,846
	3,651	1,050	(20,648)	16,002
Net income (loss)	(12,402)	14,439	(50,215)	499,948
Preferred dividends	883	—	—	—
Amortization of redeemable preferred stock issuance costs, and other	172	—	—	—
Preferred stock reorganization items, net	2,668	—	—	—
Income (loss) available to common stockholders	$ (16,125)	$ 14,439	$ (50,215)	$ 499,948
Weighted average number of common shares outstanding—basic	35,261	35,319	35,319	35,319
Weighted average number of common shares outstanding—diluted	35,261	41,619	35,319	41,619
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$ (0.56)	$ 0.38	$ (0.84)	$ 13.70
Income (loss) from discontinued operations	$ 0.10	$ 0.03	$ (0.58)	$ 0.45
Net income (loss)	$ (0.46)	$ 0.41	$ (1.42)	$ 14.15
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$ (0.56)	$ 0.32	$ (0.84)	$ 11.63
Income (loss) from discontinued operations	$ 0.10	$ 0.03	$ (0.58)	$ 0.38
Net income (loss)	$ (0.46)	$ 0.35	$ (1.42)	$ 12.01

	Reorganized Company
	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2004
Net Revenue	$440,176	$452,104	$457,954	$445,168
Cost and expenses:
Salaries, cost of care and other operating expenses	393,928	393,879	394,374	385,284
Equity in earnings of unconsolidated subsidiaries	(1,844)	(1,854)	(1,863)	284
Depreciation and amortization	10,249	10,517	10,712	11,011
Interest expense	9,334	9,056	9,109	9,625
Interest income	(781)	(1,052)	(1,760)	(2,534)
Stock compensation expense	10,777	2,541	2,580	7,254
Special charges	1,908	626	1,770	734
	423,571	413,713	414,922	411,658
Income from continuing operations before income taxes and minority interest	16,605	38,391	43,032	33,510
Provision for income taxes	3,568	9,696	15,712	17,608
Income from continuing operations before minority interest	13,037	28,695	27,320	15,902
Minority interest	129	240	157	(193)
Income from continuing operations	12,908	28,455	27,163	16,095
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	30	40	(579)	5,290
Income on disposal of discontinued operations, net of income taxes	—	(71)	(28)	(931)
	30	(31)	(607)	4,359
Net income	12,938	28,424	26,556	20,454
Income available to common stockholders	$ 12,938	$ 28,424	$ 26,556	$ 20,454
Weighted average number of common shares outstanding—basic	35,355	35,371	35,371	35,371
Weighted average number of common shares outstanding—diluted	36,856	36,303	36,594	36,734
Income per common share available to common stockholders—basic:
Income from continuing operations	$ 0.37	$ 0.80	$ 0.77	$ 0.46
Income (loss) from discontinued operations	$ —	$ —	$ (0.02)	$ 0.12
Net income	$ 0.37	$ 0.80	$ 0.75	$ 0.58
Income per common share available to common stockholders—diluted:
Income from continuing operations	$ 0.35	$ 0.78	$ 0.74	$ 0.44
Income (loss) from discontinued operations	$ —	$ —	$ (0.01)	$ 0.12
Net income	$ 0.35	$ 0.78	$ 0.73	$ 0.56

18.   Shelf Registration Statement

Magellan filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on November 15, 2004 with respect to the shares of Ordinary Commons Stock issuable by automatic conversion on transfer of Multi-Vote Common Stock owned by Onex through its affiliate, Magellan Holdings, L.P. The registration statement was filed pursuant to provisions of the Registration Rights Agreement dated as of January 5, 2004 between the Company and Onex that was entered into in connection with the issuance of the Multi-Vote Common Stock to Onex, which provisions required the Company to file such registration statement within a specified time after the issuance of the shares. The shares of Multi-Vote Common Stock were issued to Onex in a private placement and thus were not registered under the Securities Act of 1933, as amended, or any state securities laws. The registration statement has not yet been declared effective by the Securities and Exchange Commission. See Note 1—“General” for a detailed discussion of the Company’s classes of capital stock.

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition	Deduction		Balance at End of Period
Predecessor Company:
Fiscal year ended September 30, 2002:
Allowance for doubtful accounts	$6,357	$5,293	(4)	$(1,041	)(1)	$—	$(7,553	)(2)	$3,056
Three months ended December 31, 2002:
Allowance for doubtful accounts	3,056	925	(4)	(75	)(1)	—	(157	)(2)	3,749
Fiscal year ended December 31, 2003:
Allowance for doubtful accounts	3,749	2,366	(4)	(768	)(1)	—	(552	)(2)	4,795
Reorganized Company:
December 31, 2003:
Allowance for doubtful accounts	—	—		—		5,178	—		5,178	(5)
Fiscal year ended December 31, 2004:
Allowance for doubtful accounts	5,178	491	(4)	(1,952	)(1)	—	(1,610	)(2)	2,107

(1)          Recoveries of accounts receivable previously written off.

(2)          Accounts written off.

(3)          Allowance for doubtful accounts (net) disposed of in dispositions.

(4)          Bad debt expense.

(5)          Includes consolidation of allowance account of Premier of $383, which was consolidated by the Reorganized Company as of December 31, 2003.

S-1