Form 10-Q
period 2005-03-31
MAGELLAN HEALTH SERVICES INC
filed 2005-04-28
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1076937
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16 Munson Road Farmington, Connecticut	06032
(Address of principal executive offices)	(Zip code)

(860) 507-1900

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock and Multi-Vote Common Stock outstanding as of March 31, 2005 was 27,006,056 and 8,505,600 respectively.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2004	2005
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,390	$37,053
Restricted cash	104,414	116,328
Accounts receivable, less allowance for doubtful accounts of $2,107 and $2,213 at December 31, 2004 and March 31, 2005, respectively	58,850	59,870
Short-term investments (restricted investments of $35,600 and $31,554 at December 31, 2004 and March 31, 2005, respectively)	294,803	341,090
Other current assets (restricted deposits of $17,098 and $18,231 at December 31, 2004 and March 31, 2005, respectively)	37,038	28,473
Total Current Assets	540,495	582,814
Property and equipment, net	120,604	117,759
Long-term investments (restricted investments of $592 and $3,255 at December 31, 2004 and March 31, 2005, respectively)	51,287	45,435
Investments in unconsolidated subsidiaries	10,989	12,438
Deferred income taxes	14,362	14,774
Other long-term assets	14,078	13,056
Goodwill	392,267	377,163
Other intangible assets, net	44,256	40,795
Total Assets	$1,188,338	$1,204,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,146	$11,299
Accrued liabilities	99,366	81,663
Medical claims payable	194,638	209,937
Current maturities of long-term debt and capital lease obligations	75,158	74,170
Total Current Liabilities	382,308	377,069
Long-term debt and capital lease obligations	304,320	297,960
Deferred credits and other long-term liabilities	1,825	1,802
Minority interest	2,832	2,949
Total Liabilities	691,285	679,780
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2004 and March 31, 2005—Issued and outstanding—none at December 31, 2004 and March 31, 2005	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2004 and March 31, 2005—Issued and outstanding—26,883 shares and 27,006 shares at December 31, 2004 and March 31, 2005, respectively	269	270
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2004 and March 31, 2005—Issued and outstanding—8,488 shares and 8,506 shares at December 31, 2004 and March 31, 2005, respectively	85	85
Other Stockholders’ Equity:
Additional paid-in capital	400,340	405,058
Retained earnings	88,372	111,988
Warrants outstanding	8,493	8,489
Accumulated other comprehensive loss	(506)	(1,436)
Total Stockholders’ Equity	497,053	524,454
Total Liabilities and Stockholders’ Equity	$1,188,338	$1,204,234

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2005
Net revenue	$440,176	$452,754
Cost and expenses:
Cost of care	294,204	304,208
Direct service costs and other operating expenses	99,724	88,721
Equity in earnings of unconsolidated subsidiaries	(1,844)	(1,449)
Depreciation and amortization	10,249	11,218
Interest expense	9,334	8,639
Interest income	(781)	(3,033)
Stock compensation expense	10,777	3,750
Special charges	1,908	—
	423,571	412,054
Income from continuing operations before income taxes and minority interest	16,605	40,700
Provision for income taxes	3,568	17,064
Income from continuing operations before minority interest	13,037	23,636
Minority interest, net	129	68
Income from continuing operations	12,908	23,568
Discontinued operations:
Income from discontinued operations(1)	30	48
	30	48
Net income	12,938	23,616
Other comprehensive loss	—	(930)
Comprehensive income	$12,938	$22,686
Weighted average number of common shares outstanding—basic (See Note E)	35,355	35,403
Weighted average number of common shares outstanding—diluted (See Note E)	35,805	36,847
Income per common share available to common stockholders—basic:
Income from continuing operations	$0.37	$0.67
Income from discontinued operations	$—	$—
Net income	$0.37	$0.67
Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.35	$0.64
Income from discontinued operations	$—	$—
Net income	$0.35	$0.64

(1)          Net of income tax provision of $8 and $71 for the three months ended March 31, 2004 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$12,938	$23,616
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,249	11,218
Equity in earnings of unconsolidated subsidiaries	(1,844)	(1,449)
Non-cash interest expense	401	347
Non-cash stock compensation expense	7,900	3,750
Non-cash income tax expense	—	14,712
Cash flows from changes in assets and liabilities:
Restricted cash	(6,806)	(11,914)
Accounts receivable, net	5,197	(1,020)
Other assets	27,114	2,240
Net cash flows related to unconsolidated subsidiaries	1,135	—
Accounts payable and accrued liabilities	(66,395)	(19,322)
Medical claims payable	6,251	15,299
Other liabilities	(11)	(23)
Minority interest, net of dividends paid	164	116
Other	2	187
Total adjustments	(16,643)	14,141
Net cash (used in) provided by operating activities	(3,705)	37,757
Cash flows from investing activities:
Capital expenditures	(4,626)	(5,047)
Purchase of investments	—	(118,081)
Maturity of investments	—	77,002
Proceeds from note receivable	—	7,000
Net cash used in investing activities	(4,626)	(39,126)
Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	147,871	—
Proceeds from issuance of debt, net of issuance costs	92,580	—
Payments on long-term debt	(196,132)	(5,625)
Payments on capital lease obligations	(776)	(1,788)
Proceeds from exercise of stock options and warrants	—	445
Net cash provided by (used in) financing activities	43,543	(6,968)
Net increase (decrease) in cash and cash equivalents	35,212	(8,337)
Cash and cash equivalents at beginning of period	206,948	45,390
Cash and cash equivalents at end of period	$242,160	$37,053

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2005.

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

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Company for the three months ended March 31, 2004 and 2005 approximated $386.3 million and $402.3 million, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance-based revenue of approximately $0.9 million and $2.7 million for the three months ended March 31, 2004 and 2005, respectively.

Significant Customers

The Company’s contracts with Aetna, Inc. (“Aetna”) and the State of Tennessee’s TennCare program (“TennCare”) each generated revenues that exceeded ten percent of consolidated net revenues in the three-month periods ended March 31, 2004 and 2005. The Company is party to several contracts with entities that are now controlled by WellPoint, Inc. (“WellPoint”), that represent a significant concentration of business for the Company. In addition, the Company has a significant concentration of business from individual customers which are part of the Pennsylvania Medicaid program.

Revenue from the Aetna contract was $55.8 million and $62.0 million for the three-month periods ended March 31, 2004 and 2005, respectively. On December 8, 2004, the Company was informed that Aetna would not renew such contract as of December 31, 2005, and that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral health care services for Aetna’s members (the “Aetna Assets”). On February 23, 2005, the Company and Aetna executed an asset purchase agreement related to Aetna’s purchase of the Aetna Assets. The purchase price for the Aetna Assets is based on certain variable factors and the Company estimates that the price will be $50 million to $55 million.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statement of income. The Company recorded $103.7 million and $113.2 million of revenue from its TennCare contracts during the three-month periods ended March 31, 2004 and 2005, respectively.

In September 2003, the State of Tennessee divided the TennCare program into three regions. The Company’s contract for the East region has a term through December 31, 2005, with extensions at the State’s option through December 31, 2008. The Company’s contracts for the Middle and West regions have terms through December 31, 2005.

The Governor of Tennessee has stated that, because of the increased costs of the TennCare program, the State will cease providing coverage for up to approximately 323,000 adults (which represents approximately one-fourth of total TennCare membership) who do not qualify for Medicaid, and may limit benefits to be delivered under the TennCare program. Certain advocacy groups had filed suits in attempts to prevent the Governor from implementing any reductions in membership and benefits; however, such suits have since been dismissed. Representatives of the State of Tennessee have publicly indicated that they intend to phase-in the membership reductions as early as July 1, 2005. A reduction in membership would, and benefit changes could, adversely affect the Company’s revenues and profitability. The Company does not yet know which members would be eliminated from the program, and because capitation rates for TennCare members vary depending upon the level of benefits received by such members, the Company cannot estimate the impact of the proposed membership reductions. Further, the Company does not yet know the actual timing of the phased-in membership reductions, the benefit changes being proposed or the timing of those changes, and as such, the Company cannot estimate the impact of these potential developments at this time.

Total revenue from the various contracts with entities that are now controlled by WellPoint totaled $31.4 million and $33.9 million during the three-month periods ended March 31, 2004 and 2005, respectively. One such contract, which generated revenue of $24.4 million during the three-month period ended March 31, 2005, extends through December 31, 2005. A second contract with an entity controlled by WellPoint, which generated revenue of $6.7 million for the three-month period ended March 31, 2005, extends through September 30, 2005, and the Company has recently been notified by the customer that it does not intend to renew this contract beyond such date. The other WellPoint-related contracts have terms ranging from June 30, 2006 through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $43.9 million and $51.5 million in the three-month periods ended March 31, 2004 and 2005, respectively.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2004 and March 31, 2005 were as follows (in thousands):

	December 31, 2004	March 31, 2005
Restricted cash	$104,414	$116,328
Restricted short-term investments	35,600	31,554
Restricted deposits (included in other current assets)	17,098	18,231
Restricted long-term investments	592	3,255
Total	$157,704	$169,368

Investments

Investments consist primarily of U.S. Government and agency securities, corporate debt securities, and certificates of deposit. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Prior to fiscal 2004, the Company classified its investments as “held to maturity,” and reclassified its investments as “available-for-sale” during fiscal 2004. Investments classified as available-for-sale are carried at fair value, based on quoted market prices. The Company’s policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Unrealized holding gains and losses are excluded from earnings and are reported, net of tax, as “accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the accompanying condensed consolidated statements of income.

The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments are not assumed to be other-than-temporary where it is considered probable that: (i) all contractual terms of the investment will be satisfied, (ii) the decline is due primarily to changes in interest rates (and not because of increased credit risk), and (iii) where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”), the Company periodically reviews those investment securities for which unrealized losses have remained unrealized for more than six months to determine if such unrealized losses are other-than-temporary. Unrealized losses related to investments greater and less than one year are not material.

As of March 31, 2005, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the three months ended March 31, 2004 and 2005. The following is a summary of short-term and long-term investments at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$220,091	$—	$(474)	$219,617
Corporate debt securities	126,376	—	(370)	126,006
Certificates of deposit	467	—	—	467
Total investments at December 31, 2004	$346,934	$—	$(844)	$346,090

The following is a summary of short-term and long-term investments at March 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$198,067	$—	$(600)	$197,467
Corporate debt securities	189,462	—	(836)	188,626
Certificates of deposit	432	—	—	432
Total investments at March 31, 2005	$387,961	$—	$(1,436)	$386,525

The maturity dates of the Company’s investments as of March 31, 2005 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 2005	$312,322	$311,621
Due in 2006	75,639	74,904
Total investments at March 31, 2005	$387,961	$386,525

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Cost of Computer Software Developed or Obtained for Internal Use.” Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $6.8 million and $7.7 million for the three-month periods ended March 31, 2004 and 2005, respectively.

Goodwill

Goodwill was recorded at December 31, 2003 for the amount of reorganization value in excess of amounts allocated to tangible and identified intangible assets resulting from the application of the fresh start reporting provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) (See Note B—“Emergence from Chapter 11” for a discussion of the Company’s bankruptcy proceedings). Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are reflected in the table below (in thousands):

Balance as of December 31, 2004	$392,267
Adjustment to goodwill as a result of the projected realization of net operating loss carryforwards subsequent to fresh-start reporting(1)	(15,104)
Balance as of March 31, 2005	$377,163

(1)          During fiscal 2005, the Company utilized a tax benefit from the utilization of pre-bankruptcy net operating loss carryforwards (“NOLs”). This tax benefit has been reflected as a reduction of goodwill rather than as a reduction to the provision for income taxes in the consolidated statements of income, in accordance with SOP 90-7.

Intangible Assets

At December 31, 2004 and March 31, 2005, the Company had identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $44.3 million and $40.8 million, respectively, net of accumulated amortization of approximately $13.8 million and $17.3 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from approximately two to eighteen years. Amortization expense recorded by the Company for each of the three months ended March 31, 2004 and 2005 was $3.5 million.

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

Cost of Care and Medical Claims Payable

Cost of care is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of March 31, 2005; however, actual claims payments and other items may differ from established estimates.

Income Taxes

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company records taxes based on its estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Company’s effective income tax rate was 21.5 percent for the three months ended March 31, 2004, and was 41.9 percent for the three months ended March 31, 2005. The current year effective rate varies from federal statutory rates primarily due to the inclusion of state taxes on current year income. The prior year effective rate varies substantially from federal statutory rates primarily due to certain transactions which occurred pursuant to the Plan (as defined below), as consummated on the Effective Date (as defined below), which reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7.

Stock-Based Compensation

Under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which established financial accounting and reporting standards for stock-based compensation plans, entities are allowed to measure compensation cost for stock-based compensation under SFAS 123 or Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Entities electing to continue accounting for stock-based compensation under the provisions of APB 25 are required to make pro forma disclosures of net income and income per share as if the provisions of SFAS 123 had been applied.

The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”(“SFAS 148”). At December 31, 2004 and March 31, 2005, the Company had stock-based employee incentive plans, which are described more fully in Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Under APB 25, the Company recorded stock compensation expense of $10.8 million and $3.8 million, before taxes, in the three months ended March 31, 2004 and 2005, respectively.

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,
	2004		2005
Net income, as reported	$12,938		$23,616
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,569	(1)	2,145	(1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,020)		(2,881)
Pro forma net income	$12,487		$22,880
Income per common share:
Basic—as reported	$0.37		$0.67
Basic—pro forma	$0.35		$0.65
Diluted—as reported	$0.35		$0.64
Diluted—pro forma	$0.34		$0.62

(1)          Represents stock-based compensation expense related to stock options granted to management pursuant to the 2003 Management Incentive Plan (“MIP”), net of related income taxes.

Recent Accounting Pronouncements

The Company currently measures compensation cost for stock-based compensation under APB 25, and discloses pro forma stock-based compensation under the requirements of SFAS 123 and SFAS 148. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required January 1, 2006 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Since SFAS 123R must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123R. However, had SFAS 123R been adopted in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above entitled “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax credits in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were immaterial.

Reclassifications

Certain amounts previously reported for the three months ended March 31, 2004 have been reclassified to conform to the presentation of amounts reported for the three months ended March 31, 2005.

NOTE B—Emergence From Chapter 11

On January 5, 2004 (the “Effective Date”), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), which was confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. A final decree closing their chapter 11 cases was entered by the Bankruptcy Court on January 19, 2005.

All distributions required by the Plan were made as of the Effective Date except for distributions related to disputed claims for certain general unsecured creditor claims (“Other GUCs”), for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of April 22, 2005, the total amount of outstanding, disputed claims for Other GUCs is $4.0 million (“Disputed Claims”). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of March 31, 2005. Nonetheless, the Company has withheld from distribution 93,128 shares of Ordinary Common Stock which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be settled for the full amount of $4.0 million, then the amount of additional consideration that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $0.2 million and 9.375% Series B Notes due 2008 (“Series B Notes”) of $1.0 million.

NOTE C—Supplemental Cash Flow Information

Below is supplemental cash flow information related to the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31,
	2004	2005
Income taxes paid	$1,997	$691
Interest paid	$2,181	$2,749
Assets acquired through capital leases	$590	$—

NOTE D—Long-Term Debt and Capital Lease Obligations

Information with regard to the Company’s long-term debt and capital lease obligations at December 31, 2004 and March 31, 2005 is as follows (in thousands):

	December 31, 2004	March 31, 2005
Credit Agreement:
Revolving Facility due through 2008	$—	$—
Term Loan Facility (5.26% at March 31, 2005) due through 2008	85,000	79,375
9.375% Series A Senior Notes due 2008	233,456	233,456
9.375% Series B Senior Notes due 2008	7,116	7,181
Note payable to Aetna (9.00% at March 31, 2005) due through 2005	48,915	48,915
4.562% to 4.875% capital lease obligations due through 2009	4,991	3,203
	379,478	372,130
Less current maturities of long-term debt and capital lease obligations	(75,158)	(74,170)
	$304,320	$297,960

NOTE E—Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of income from continuing operations per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Numerator:
Income from continuing operations available to common stockholders—basic and diluted	$12,908	$23,568
Denominator:
Weighted average number of common shares outstanding—basic	35,355	35,403
Common stock equivalents—stock options	308	1,211
Common stock equivalents—warrants	142	233
Weighted average number of common shares outstanding—diluted	35,805	36,847
Income from continuing operations available to common stockholders per common share—basic	$0.37	$0.67
Income from continuing operations available to common stockholders per common share—diluted	$0.35	$0.64

Weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2005 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2004 and 2005 represent stock options to purchase shares of the Company’s Ordinary Common Stock, which were granted pursuant to the MIP, and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

On January 24, 2005 and January 31, 2005, the Company granted 50,000 and 7,200 options, respectively, pursuant to employment agreements executed with two members of management, at exercise prices of $36.16 per share and $37.14 per share, which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates. These options vest ratably over four years.

On March 10, 2005, the Company granted 872,298 options and 107,584 shares of restricted stock pursuant to the MIP. The options have an exercise price of $34.57 per share which equaled the fair market value of the Company’s Ordinary Common Stock on the grant date. These options and restricted stock awards vest ratably over four years. The compensation charge of $3.7 million from the grant of restricted stock will be recognized ratably over the vesting period.

NOTE F—Discontinued Operations

Accounting for Discontinued Operations

The Company has accounted for the disposal of its discontinued segments under APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. All activities related to the healthcare provider and franchising segments, the specialty managed healthcare segment and the human services segment are reflected as discontinued operations for the three-month periods ended March 31, 2004 and 2005. As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations.

The summarized results of the discontinued operations segments, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Discontinued Operations
Net revenue(1)	$138	$—
Direct service costs and other operating expenses(2)	100	(119)
Income tax provision	8	71
Income from discontinued operations	$30	$48

(1)          Amounts represent settlements of certain outstanding Medicare and Medicaid cost reports.

(2)          Interest expense has not been allocated to discontinued operations.

The remaining assets and liabilities of the discontinued segments at March 31, 2005 include, among other things, (i) cash and cash equivalents of $1.0 million; (ii) restricted cash of $0.5 million; (iii) investment in provider joint ventures of $1.9 million; and (iv) accounts payable and accrued liabilities of $3.3 million.

NOTE G—Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general and current professional liability risks. Prior to July 1999, the Company maintained certain reserves related primarily to the professional liability risks of the Company’s healthcare provider segment arising prior to the sale of its domestic acute-care psychiatric hospitals and residential treatment facilities to Crescent Real Estate Equities in fiscal 1997. On July 2, 1999, the Company transferred its remaining medical malpractice claims portfolio (the “Loss Portfolio Transfer”) to a third-party insurer. The Company  believes that the insurance limit obtained through the Loss Portfolio Transfer for medical malpractice claims with respect to such business is sufficient; however, there can be no assurance in that regard.

The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2004 to June 17, 2005. The general liability policies are written on an “occurrence” basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

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

Legal

The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”), was enjoined as of the Effective Date as a consequence of the confirmation of the Plan by the Bankruptcy Court. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims as defined by the Plan. See Note B—“Emergence from Chapter 11.”

In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurance in that regard.

Operating Leases

The Company leases certain of its operating facilities. The leases, which expire at various dates through January 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

NOTE H—Special Charges

Performance Improvement Plan

In April 2003, the Company implemented a business and performance initiative, named Performance Improvement Plan (“PIP”). PIP was focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. In the three months ended March 31, 2004, PIP resulted in the recognition of special charges of $1.9 million. Outstanding liabilities of approximately $1.5 million related to PIP are included in the accompanying March 31, 2005 condensed consolidated balance sheet in “Accrued liabilities.” The following table provides a roll-forward of liabilities resulting from the special charges incurred in the implementation of this plan (in thousands):

Type of Cost	Balance December 31, 2004	Additions	Payments	Balance March 31, 2005
Employee severance and termination benefits	$866	$—	$(661)	$205
Lease termination and other costs	1,448	—	(143)	1,305
	$2,314	$—	$(804)	$1,510

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

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. This segment’s contracts encompass both risk-based and administrative services only (“ASO”) contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of employee assistance program (“EAP”) services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts.

Corporate and Other.   This segment of the Company is composed primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results.

The accounting policies of these segments are the same as those described in Note A—“General—Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, special charges, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The Company’s customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally. During the quarter ended September 30, 2004, the Company’s internal reporting of certain operational and corporate support costs, such as claims administration and network services, changed to allocate such costs from the Corporate and Other segment to the Health Plan Solutions, Employer Solutions and Public Sector Solutions segments, based upon each such segment’s respective use of such services. Accordingly, the Company has reclassified the financial results for all prior periods to allocate such costs into the corresponding segments consistent with its internal reporting. This reclassification does not affect consolidated financial results for any periods presented. All periods presented were adjusted to conform with the fiscal 2004 reclassification. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2004
Net revenue	$223,139	$35,269	$181,768	$—	$440,176
Cost of care	123,010	10,227	160,967	—	294,204
Direct service costs	44,372	18,192	10,273	—	72,837
Other operating expenses	—	—	—	26,887	26,887
Equity in earnings of unconsolidated subsidiaries	(1,844)	—	—	—	(1,844)
Segment profit (loss)	$57,601	$6,850	$10,528	$(26,887)	$48,092

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2005
Net revenue	$224,902	$31,660	$196,192	$—	$452,754
Cost of care	121,728	7,860	174,620	—	304,208
Direct service costs	39,582	15,705	7,587	—	62,874
Other operating expenses	—	—	—	25,847	25,847
Equity in earnings of unconsolidated subsidiaries	(1,449)	—	—	—	(1,449)
Segment profit (loss)	$65,041	$8,095	$13,985	$(25,847)	$61,274

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,
	2004	2005
Segment profit	$48,092	$61,274
Depreciation and amortization	(10,249)	(11,218)
Interest expense	(9,334)	(8,639)
Interest income	781	3,033
Stock compensation expense	(10,777)	(3,750)
Special charges	(1,908)	—
Income from continuing operations before income taxes and minority interest	$16,605	$40,700

NOTE J—Shelf Registration Statement

Magellan filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission on November 15, 2004, and subsequently filed Amendment No. 1 to the Form S-3 on April 18, 2005, with respect to the possible public offering from time to time of a total of 8,588,454 shares of Ordinary Common Stock that either would be issued upon the automatic conversion of shares of Multi-Vote Common Stock purchased in a private transaction under the Plan and owned by Magellan Holdings, L.P., an affiliate of Onex Corporation, a Canadian corporation (together with its affiliates, collectively, “Onex”), as a result of a sale pursuant to such offering or that have already been issued upon conversion upon a private sale by Onex of shares of Multi-Vote Common Stock to a party not affiliated with Onex. The registration statement was filed pursuant to a Registration Rights Agreement dated as of January 3, 2004 between the Company and Onex that was entered into in connection with the issuance of the Multi-Vote Common Stock under the Plan to Onex. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. (“Magellan”), and its majority owned subsidiaries and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”) should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2005.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

•       restricted covenants in the Company’s debt instruments;

•       the impact of behavioral healthcare costs on fixed fee contracts;

•       the impact of present or future state regulations and contractual requirements;

•       the Company’s inability to renegotiate or extend expiring customer contracts, or the termination of customer contracts;

•       changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed behavioral healthcare services directly to their subscribers, instead of contracting with the Company for such services;

•       the impact of increased competition on ability to maintain or obtain contracts;

•       the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;

•       the possible impact of healthcare reform;

•       government regulation;

•       the inability to realize the value of goodwill and intangible assets;

•       pending or future actions or claims for professional liability;

•       claims brought against the Company that exceed the scope of the Company’s liability coverage or denial of coverage;

•       class action suits and other legal proceedings; and

•       the impact of governmental investigations.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Cautionary Statements” in Item 1 of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2004.

When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) and (iv) products which combine features of some or all of the Company’s risk-based, ASO or EAP products. At March 31, 2005, the Company managed the behavioral healthcare benefits of approximately 57.7 million individuals.

Business Segments

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. This segment’s contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. The Company’s Health Plan Solutions segment managed the behavioral health benefits of approximately 42.3 million covered lives as of March 31, 2005.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products. The Company’s Employer Solutions segment provided these services for approximately 13.4 million covered lives as of March 31, 2005.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions or Employer Solutions segments due to the nature of populations, benefits provided and other matters. The Company’s Public Sector Solutions segment managed the behavioral health benefits of approximately 2.0 million covered lives as of March 31, 2005.

Corporate and Other.   This segment of the Company is composed primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results. In the quarter ended September 30, 2004, the Company reclassified certain expenses from its Corporate and Other segment to its other business segments, as discussed in Note I—“Business Segment Information” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

Significant Customers

The Health Plan Solutions segments includes revenue derived from the Company’s contract with Aetna, Inc. (“Aetna”) of $55.8 million and $62.0 million, respectively, during the three-month periods ended March 31, 2004 and 2005. As described in Note A—“General—Summary of Significant Accounting Policies” the Aetna contract will terminate on December 31, 2005.

The Company is party to several contracts with entities that are now controlled by WellPoint, Inc. (“WellPoint”), that represent a significant concentration of business for the Company. Total revenue from such contracts totaled $31.4 million and $33.9 million during the three-month periods ended March 31, 2004 and 2005, respectively. One such contract, which generated revenue of $24.4 million during the three-month period ended March 31, 2005, extends through December 31, 2005. A second contract with an entity controlled by WellPoint, which generated revenue of $6.7 million for the three-month period ended March 31, 2005, extends through September 30, 2005, and the Company has recently been notified by the customer that it does not intend to renew this contract beyond such date. The other WellPoint-related contracts have terms ranging from June 30, 2006 through December 31, 2007.

As noted above, substantially all of the Company’s Health Plan Solutions segment revenues are derived from Blue Cross and Blue Shield health plans, and other managed care companies, health insurers and health plans. As described in the section entitled “Cautionary Statements—Changes in the Managed Care Industry” in the Company’s Form 10-K for the year ended December 31, 2004, some of the Company’s customers have decided to provide managed behavioral healthcare services directly to their subscribers. In addition to Aetna and the WellPoint-related contract noted above, other managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and will instead manage behavioral healthcare services for their subscribers. The Company believes that the total impact of such non-renewals will be a reduction to revenue of approximately $330 million during fiscal 2006, $250 million of which relates to Aetna.

The Company’s Public Sector Solutions segment provides managed behavioral healthcare services to the State of Tennessee’s TennCare program (“TennCare”), both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”), and through a contract held by Premier Behavioral Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statement of income. The Company recorded $103.7 million and $113.2 million of revenue from its TennCare contracts during the three-month periods ended March 31, 2004 and 2005, respectively.

In September 2003, the State of Tennessee divided the TennCare program into three regions. The Company’s contract for the East region has a term through December 31, 2005, with extensions at the State’s option through December 31, 2008. The Company’s contracts for the Middle and West regions have terms through December 31, 2005.

The Governor of Tennessee has stated that, because of the increased costs of the TennCare program, the State will cease providing coverage for up to approximately 323,000 adults (which represents approximately one-fourth of total TennCare membership) who do not qualify for Medicaid, and may limit benefits to be delivered under the TennCare program. Certain advocacy groups had filed suits in attempts to prevent the Governor from implementing any reductions in membership and benefits; however, such suits have since been dismissed. Representatives of the State of Tennessee have publicly indicated that they intend to phase-in the membership reductions as early as July 1, 2005. A reduction in membership would, and benefit changes could, adversely affect the Company’s revenues and profitability. The Company does not yet know which members would be eliminated from the program, and because capitation rates for TennCare members vary depending upon the level of benefits received by such members, the Company cannot estimate the impact of the proposed membership reductions. Further, the Company does not yet know the actual timing of the phased-in membership reductions, the benefit changes being proposed or the timing of those changes, and as such, the Company cannot estimate the impact of these potential developments at this time.

The Company’s Public Sector Solutions segment derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled approximately $43.9 million and $51.5 million in the three-month periods ended March 31, 2004 and 2005, respectively.

Off-Balance Sheet Arrangements

The Company does not currently maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s finances that is material to investors.

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

Managed Care Revenue.   Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Company for the three months ended March 31, 2004 and 2005 approximated $386.3 million and $402.3 million, respectively.

Performance-based Revenue.   The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance-based revenue of approximately $0.9 million and $2.7 million for the three months ended March 31, 2004 and 2005, respectively.

Goodwill.   Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is no longer amortized over its estimated useful life, but rather is tested for impairment based upon fair values at least on an annual basis. In accordance with SFAS 142, the book value of goodwill is assigned to the Company’s reporting units. See Note A—“General—Summary of Significant Accounting Policies” to the condensed consolidated financial statements set forth elsewhere herein.

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

Cost of Care and Medical Claims Payable.   Cost of care is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of March 31, 2005; however, actual claims payments and other items may differ from established estimates.

Deferred Taxes.   The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

For federal income tax purposes, the emergence from bankruptcy, including the cancellation of indebtedness event, occurred on January 5, 2004, and the attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurred at or immediately after December 31, 2004 (the taxable year of discharge), and generally after determining the income tax liability for 2004. The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable net operating loss carryforwards (“NOLs”) as of December 31, 2004 of approximately $525 million available to reduce future federal taxable income. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the

Internal Revenue Service. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its net deferred tax assets at December 31, 2004 and March 31, 2005. As of December 31, 2004 and March 31, 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are more likely than not to be realizable.

The Company recognized tax expense attributable to estimated, current taxable income for the three months ended March 31, 2004 and 2005 due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy.

Emergence from Chapter 11

On January 5, 2004 (the “Effective Date”), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), which was confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. A final decree closing their chapter 11 cases was entered by the Bankruptcy Court on January 19, 2005.

All distributions required by the Plan were made as of the Effective Date except for distributions related to disputed claims for certain general unsecured creditor claims (“Other GUCs”), for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of April 22, 2005, the total amount of outstanding, disputed claims for Other GUCs is $4.0 million (“Disputed Claims”). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of March 31, 2005. Nonetheless, the Company has withheld from distribution 93,128 shares of Ordinary Common Stock which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be settled for the full amount of $4.0 million, then the amount of additional consideration that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $0.2 million and 9.375% Series B Notes due 2008 (“Series B Notes”) of $1.0 million.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, special charges, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. See Note I—“Business Segment Information” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2004
Net revenue	$223,139	$35,269	$181,768	$—	$440,176
Cost of care	123,010	10,227	160,967	—	294,204
Direct service costs	44,372	18,192	10,273	—	72,837
Other operating expenses	—	—	—	26,887	26,887
Equity in earnings of unconsolidated subsidiaries	(1,844)	—	—	—	(1,844)
Segment profit (loss)	$57,601	$6,850	$10,528	$(26,887)	$48,092

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2005
Net revenue	$224,902	$31,660	$196,192	$—	$452,754
Cost of care	121,728	7,860	174,620	—	304,208
Direct service costs	39,582	15,705	7,587	—	62,874
Other operating expenses	—	—	—	25,847	25,847
Equity in earnings of unconsolidated subsidiaries	(1,449)	—	—	—	(1,449)
Segment profit (loss)	$65,041	$8,095	$13,985	$(25,847)	$61,274

The segment financial information disclosed for the three months ended March 31, 2004 in the tables above is different than that which was previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, due to certain reclassifications between segments. See Note I—”Business Segment Information” to the condensed consolidated financial statements set forth elsewhere herein for further discussion of the segment reclassifications.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,
	2004	2005
Segment profit	$48,092	$61,274
Depreciation and amortization	(10,249)	(11,218)
Interest expense	(9,334)	(8,639)
Interest income	781	3,033
Stock compensation expense	(10,777)	(3,750)
Special charges	(1,908)	—
Income from continuing operations before income taxes and minority interest	$16,605	$40,700

Quarter ended March 31, 2005 (“Current Year Quarter”), compared to the quarter ended March 31, 2004 (“Prior Year Quarter”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 0.8 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to net favorable rate changes of $10.2 million, increased membership from existing customers of $4.7 million, favorable performance revenue due to timing of $1.8 million, and other net changes totaling $0.6 million, which increases were partially offset by decreases due to terminated contracts of $15.5 million.

Cost of Care

Cost of care decreased by 1.0 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $10.0 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $1.7 million, which decreases were offset by net increased membership from existing customers of $1.4 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $2.3 million, and estimated higher costs due to care trends and other net changes of $6.7 million. Cost of care decreased as a percentage of risk revenue from 69.0 percent in the Prior Year Quarter to 67.9 percent in the Current Year Quarter, mainly due to the net favorable performance revenue and rate changes discussed above, as well as changes in business mix.

Direct Service Costs

Direct service costs decreased by 10.8 percent or $4.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to the effect of cost reduction efforts undertaken by the Company in 2004. Direct service costs decreased as a percentage of revenue from 19.9 percent in the Prior Year Quarter to 17.6 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 21.4 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal Health Care, LLC (“Royal”), mainly due to a decrease in Royal’s rates with its customers.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 10.2 percent or $3.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $4.0 million, and other net unfavorable changes of $1.3 million (mainly due to rates and program changes), which decreases were partially offset by revenue from new customers of $1.7 million.

Cost of Care

Cost of care decreased by 23.1 percent or $2.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $1.2 million, and favorable care trends and other net variances of $1.4 million, which decreases were partially offset by care costs related to new customers of $0.2 million. Cost of care decreased as a percentage of risk revenue from 32.6 percent in the Prior Year Quarter to 28.2 percent in the Current Year Quarter, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs decreased by 13.7 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership and due to the effect of cost reduction efforts undertaken by the Company in 2004. Direct service costs decreased as a percentage of revenue from 51.6 percent for the Prior Year Quarter to 49.6 percent for the Current Year Quarter, mainly due to the aforementioned cost reduction efforts undertaken by the Company.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 7.9 percent or $14.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased membership from existing customers of $13.8 million, net favorable rate changes of $1.4 million, retroactive rate and membership adjustments of $1.2 million, and other net increases of $1.9 million, which increases were partially offset by terminated contracts of $3.9 million.

Cost of Care

Cost of care increased by 8.5 percent or $13.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is due to net increased membership from existing customers of $12.1 million, retroactive rate and membership adjustments of $0.9 million, and care trends and other net changes of $0.7 million. Cost of care decreased as a percentage of risk revenue from 91.1 percent in the Prior Year Quarter to 89.4 percent in the Current Year Quarter mainly due to favorable rate changes and other favorable revenue increases.

Direct Service Costs

Direct service costs decreased by 26.1 percent or $2.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs was primarily due to terminated contracts of $2.0 million and other net decreases of $0.7 million. As a percentage of revenue, direct service costs decreased from 5.7 percent in the Prior Year Quarter to 3.9 percent in the Current Year Quarter, due to changes in business mix.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment decreased by 3.9 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter. The decrease is mainly due to favorable current year trends in benefit costs of $1.2 million, offset by other net unfavorable variances of $0.2 million. As a percentage of total net revenue, other operating expenses decreased from 6.1 percent for the Prior Year Quarter to 5.7 percent for the Current Year Quarter primarily due to the increase in revenue in the Current Year Quarter related to the increased membership in the Public Solutions segment (as described above) and the decrease in other operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by 9.5 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter, due to capital acquisitions subsequent to the Prior Year Quarter.

Interest Expense

Interest expense decreased by 7.4 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter, mainly due to a reduction of the annual interest rate on borrowings under the Credit Agreement (as defined below) by 1.25 percent in October 2004, as well as by a reduction of the amount of the letter of credit facility in September 2004.

Interest Income

Interest income increased by $2.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in total invested balances, as well as an increase in the amount of investments with longer maturities which have a higher yield.

Other Items

The Company recorded approximately $10.8 million and $3.8 million of stock compensation expense in the Prior Year Quarter and Current Year Quarter, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

The Company recorded special charges of $1.9 million in the Prior Year Quarter. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. See Note H—“Special Charges” to the unaudited condensed consolidated financial statements set forth elsewhere herein for further discussion.

Income Taxes

The Company’s effective income tax rate was 41.9 percent in the Current Year Quarter and was 21.5 percent in the Prior Year Quarter. The Company records taxes based on estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Current Year Quarter effective rate varies from federal statutory rates due primarily to the inclusion of state taxes on current year income. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income for 2004 but reduced book income in 2003 under SOP 90-7.

Discontinued Operations

The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2004	2005
Healthcare provider and franchising segments	$(11)	$(72)
Specialty managed healthcare segment	41	(5)
Human services segment	—	125
	$30	$48

The income from the discontinued operations in the Prior Year Quarter and Current Year Quarter mainly represents a change in estimated reserves for various accrued liabilities.

Outlook—Results of Operations

The Company’s segment profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general) and (vi) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

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

The Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the Company’s Health Plan Solutions segment revenues are derived from Blue Cross and Blue Shield health plans, and other managed care companies, health insurers and health plans. In addition to Aetna and one of the WellPoint-related contracts noted above, other managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and will instead manage behavioral healthcare services directly for their subscribers. The Company believes that the total impact of such non-renewals will be a reduction to revenue of approximately $330 million during fiscal 2006, $250 million of which relates to Aetna.

Stock Compensation.   Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also granted an aggregate of 2,891,022 stock options to the Senior Executives on the Effective Date and made cash payments to the Senior Executives to approximate the tax liability associated with the Senior Executives’ compensation income resulting from the stock grants, the stock purchase and the cash payments. Under the 2003 Management Incentive Plan (“MIP”), 1,511,500 stock options were awarded to other members of the Company’s management and other employees during fiscal 2004. All of these awards were contingent upon the Company’s emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date. Under APB 25, the Company recognized stock compensation expense related to the stock purchase, the stock grants, and the cash payments as noted above during the Prior Year Quarter, and is recognizing stock compensation expense related to in-the-money stock option grants ratably over the applicable vesting periods.

On March 10, 2005, the Company granted 872,298 options and 107,584 shares of restricted stock pursuant to the MIP. The options have an exercise price of $34.57 per share which equaled the fair market value of the Company’s Ordinary Common Stock on the grant date. These options and restricted stock awards vest ratably over four years. Under APB 25, the compensation charge of $3.7 million from the grant of restricted stock is being recognized ratably over the vesting period.

As a result of the foregoing, the Company recorded stock compensation expense of $10.8 million and $3.8 million, before taxes, in the three months ended March 31, 2004 and 2005, respectively.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s credit agreement with Deutsche Bank dated January 5, 2004, as amended (the “Credit Agreement”) and its note payable to Aetna (the “Aetna Note”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement and the Aetna Note as of March 31, 2005, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Operating Restructuring Activities.   During the three months ended March 31, 2004, the Company incurred special charges of $1.9 million. The majority of the special charges were incurred related the Company’s restructuring initiatives which were generally focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. The Company does not anticipate incurring any material additional charges related to such restructuring initiatives during fiscal 2005.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities increased by approximately $41.5 million for the Current Year Quarter as compared to the Prior Year Quarter. The increase in operating cash flows is primarily due to payments in the Prior Year Quarter of approximately $61.1 million for liabilities related to the chapter 11 proceedings and the Company’s increase in segment profit of $13.2 million from the Prior Year Quarter to the Current Year Quarter, partially offset by negative working capital changes, primarily due to timing.

Investing Activities.   Approximately $4.6 million and $5.0 million were utilized during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

During the Current Year Quarter, the Company received proceeds of $7.0 million related to the prepayment of a portion of a note receivable with National Mentor, Inc. (“Mentor”). The outstanding receivable balance of the Mentor note is $3.0 million as of March 31, 2005.

During the Current Year Quarter, the Company utilized net cash of approximately $41.1 million for the purchase of “available-for-sale” investments. The Company’s investments consist of U.S. Government and agency securities, corporate debt securities and certificate of deposits.

Financing Activities.   During the Prior Year Quarter, the Company received net proceeds of approximately $147.9 million from the issuance of new equity, net of issuance costs of approximately $3.1 million, received net proceeds of approximately $92.6 million from the issuance of long-term debt, net of issuance costs of approximately $7.4 million, repaid approximately $192.4 million in debt upon consummation of the Plan, repaid approximately $3.7 million of indebtedness outstanding under the Term Loan Facility and made payments on capital lease obligations of approximately $0.8 million.

During the Current Year Quarter, the Company repaid approximately $5.6 million in debt, made payments on capital lease obligations of approximately $1.8 million and received proceeds of approximately $0.4 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During fiscal 2005, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $21 million to $31 million of additional funds in fiscal 2005 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in fiscal 2005. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the period in which they will become due.

Termination of Aetna Contract.   On December 8, 2004, the Company was informed that Aetna would not renew such contract as of December 31, 2005, and that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral health care services for Aetna’s members (the “Aetna Assets”). On February 23, 2005, the Company and Aetna executed an asset purchase agreement related to Aetna’s purchase of the Aetna Assets. The purchase price for the Aetna Assets is based on certain variable factors and the Company estimates that the price will be $50 million to $55 million.

Off-Balance Sheet Arrangements.   As of March 31, 2005, the Company has no off-balance sheet arrangements of a material significance.

Restrictive Covenants in Debt Agreements.   In addition to the Credit Agreement, the Company is party to an indenture governing the terms of the 9.375% Senior Notes, which mature on November 15, 2008, and which are general senior unsecured obligations of the Company (the “Indenture”). The Indenture and the Credit Agreement each contain covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

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

Net Operating Loss Carryforwards.   The Company estimates that, as of December 31, 2004 it had approximately $525 million of reportable NOLs. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the IRS. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Company’s history of recent operating losses (prior to reorganization benefits) and financial restructuring activities and the lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its net deferred tax assets at December 31, 2004 and March 31, 2005. As of December 31, 2004 and March 31, 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are more likely than not to be realizable.

The Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire.

Discontinued Operations.   APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption “Discontinued operations—Income from discontinued operations.” The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

As of March 31, 2005, the Company has taken the majority of the actions necessary to complete the disposal of, or shutting down of, its healthcare provider and franchising segments, its specialty managed healthcare segment, and its human services segment but still has certain estimated liabilities totaling approximately $3.3 million for various obligations.

The remaining assets and liabilities of these discontinued segments are described more fully in Note F—“Discontinued Operations” to the Company’s condensed consolidated financial statements set forth elsewhere herein. There can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the accompanying condensed consolidated statement of income.

Recent Accounting Pronouncements

The Company currently measures compensation cost for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and

discloses pro forma stock-based compensation under the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required January 1, 2006 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Since SFAS 123R must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123R. However, had SFAS 123R been adopted in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in NOTE A—“General” to the financial statements included herein under the section entitled “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax credits in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were immaterial.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement and the Aetna Note as of March 31, 2005, a hypothetical 10 percent increase in the interest rate, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

a)     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

b)     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”), was enjoined as of the Effective Date as a consequence of the confirmation of the Plan by the Bankruptcy Court. The Company believes that the Pre-petition Litigation claims constitute pre-petition general unsecured claims and, to the extent allowed by the Bankruptcy Court, would be resolved as Other General Unsecured Claims as defined by the Plan.

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

None.

Item 6.                        Exhibits

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

Date: April 28, 2005	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)