Form 10-Q
period 2005-06-30
MAGELLAN HEALTH SERVICES INC
filed 2005-07-28
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock and Multi-Vote Common Stock outstanding as of June 30, 2005 was 32,765,577 and 3,762,713 respectively.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,390	$81,589
Restricted cash	104,414	150,444
Accounts receivable, less allowance for doubtful accounts of $2,107 and $2,398 at December 31, 2004 and June 30, 2005, respectively	58,850	46,272
Short-term investments (restricted investments of $35,600 and $29,423 at December 31, 2004 and June 30, 2005, respectively)	294,803	374,659
Other current assets (restricted deposits of $17,098 and $16,756 at December 31, 2004 and June 30, 2005, respectively)	37,038	30,597
Total Current Assets	540,495	683,561
Property and equipment, net	120,604	111,434
Long-term investments (restricted investments of $592 and $5,255 at December 31, 2004 and June 30, 2005, respectively)	51,287	22,103
Investments in unconsolidated subsidiaries	10,989	13,941
Deferred income taxes	14,362	15,055
Other long-term assets	14,078	12,656
Goodwill	392,267	363,710
Other intangible assets, net	44,256	37,334
Total Assets	$1,188,338	$1,259,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,146	$8,930
Accrued liabilities	99,366	101,409
Medical claims payable	194,638	214,567
Current maturities of long-term debt and capital lease obligations	75,158	74,442
Total Current Liabilities	382,308	399,348
Long-term debt and capital lease obligations	304,320	291,856
Deferred credits and other long-term liabilities	1,825	1,978
Minority interest	2,832	2,955
Total Liabilities	691,285	696,137
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2004 and June 30, 2005—Issued and outstanding—none at December 31, 2004 and June 30, 2005	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2004 and June 30, 2005—Issued and outstanding—26,883 shares and 32,766 shares at December 31, 2004 and June 30, 2005, respectively	269	328
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2004 and June 30, 2005—Issued and outstanding—8,488 shares and 3,763 shares at December 31, 2004 and June 30, 2005, respectively	85	37
Additional paid-in capital	400,340	421,138
Retained earnings	88,372	134,643
Warrants outstanding	8,493	8,489
Accumulated other comprehensive loss	(506)	(978)
Total Stockholders’ Equity	497,053	563,657
Total Liabilities and Stockholders’ Equity	$1,188,338	$1,259,794

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Net revenue	$452,104	$464,544	$892,280	$917,298
Cost and expenses:
Cost of care	301,223	316,921	595,427	621,129
Direct service costs and other operating expenses	92,656	90,201	192,380	178,922
Equity in earnings of unconsolidated subsidiaries	(1,854)	(1,503)	(3,698)	(2,952)
Depreciation and amortization	10,517	13,573	20,766	24,791
Interest expense	9,056	8,611	18,390	17,250
Interest income	(1,052)	(3,899)	(1,833)	(6,932)
Stock compensation expense	2,541	4,419	13,318	8,169
Special charges	626	—	2,534	—
	413,713	428,323	837,284	840,377
Income from continuing operations before income taxes and minority interest	38,391	36,221	54,996	76,921
Provision for income taxes	9,696	14,882	13,264	31,946
Income from continuing operations before minority interest	28,695	21,339	41,732	44,975
Minority interest, net	240	4	369	72
Income from continuing operations	28,455	21,335	41,363	44,903
Discontinued operations:
Income (loss) from discontinued operations(1)	(31)	1,320	(1)	1,368
	(31)	1,320	(1)	1,368
Net income	28,424	22,655	41,362	46,271
Other comprehensive loss	—	(458)	—	(472)
Comprehensive income	$28,424	$22,197	$41,362	$45,799
Weighted average number of common shares outstanding—basic (See Note D)	35,371	35,567	35,363	35,475
Weighted average number of common shares outstanding—diluted (See Note D)	36,303	36,980	36,054	36,899
Income per common share available to common stockholders—basic:
Income from continuing operations	$0.80	$0.60	$1.17	$1.27
Income from discontinued operations	$—	$0.04	$—	$0.04
Net income	$0.80	$0.64	$1.17	$1.31
Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.78	$0.58	$1.15	$1.22
Income from discontinued operations	$—	$0.04	$—	$0.04
Net income	$0.78	$0.62	$1.15	$1.26

(1)          Net of income tax provision (benefit) of $(8) and $436 for the three months ended June 30, 2004 and 2005, respectively, and $0 and $507 for the six months ended June 30, 2004 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$41,362	$46,271
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,766	24,791
Equity in earnings of unconsolidated subsidiaries	(3,698)	(2,952)
Non-cash interest expense	799	694
Non-cash stock compensation expense	10,441	8,169
Non-cash income tax expense	—	27,959
Cash flows from changes in assets and liabilities:
Restricted cash	7,352	(46,030)
Accounts receivable, net	(6,140)	12,578
Other assets	18,645	169
Net cash flows related to unconsolidated subsidiaries	1,135	—
Accounts payable and accrued liabilities	(72,712)	(1,946)
Medical claims payable	11,248	19,929
Other liabilities	(19)	153
Minority interest, net of dividends paid	487	123
Other	597	344
Net cash provided by operating activities	30,263	90,252
Cash flows from investing activities:
Capital expenditures	(8,206)	(8,628)
Purchase of investments	—	(224,683)
Maturity of investments	—	173,777
Proceeds from note receivable	—	7,000
Net cash used in investing activities	(8,206)	(52,534)
Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	147,871	—
Proceeds from issuance of debt, net of issuance costs	92,580	—
Payments on long-term debt	(199,882)	(11,250)
Payments on capital lease obligations	(7,694)	(2,310)
Proceeds from exercise of stock options and warrants	—	12,041
Net cash provided by (used in) financing activities	32,875	(1,519)
Net increase in cash and cash equivalents	54,932	36,199
Cash and cash equivalents at beginning of period	206,948	45,390
Cash and cash equivalents at end of period	$261,880	$81,589

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2005.

In connection with the consummation of Magellan’s Third Amended Plan of Reorganization as modified (the “Plan”) and its emergence from chapter 11 reorganization proceedings, as consummated on January 5, 2004 (the “Effective Date”), Magellan applied the fresh start reporting provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, (“SOP 90-7”) as of December 31, 2004.

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

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Company approximated $396.7 million and $783.0 million for the three months and six months ended June 30, 2004, respectively, and $413.3 million and $815.6 million, for the three months and six months ended June 30, 2005, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance-based revenue of approximately $4.5 million and $5.8 million for the three months and six months ended June 30, 2004, respectively, and $6.9 million and $11.0 million for the three months and six months ended June 30, 2005, respectively.

Significant Customers

The Company’s contracts with Aetna, Inc. (“Aetna”) and the State of Tennessee’s TennCare program (“TennCare”) each generated revenues that exceeded ten percent of consolidated net revenues in the three-month and six-month periods ended June 30, 2004 and 2005. The Company is party to several contracts with entities that are now controlled by WellPoint, Inc. (“WellPoint”) that represent a significant concentration of business for the Company. In addition, the Company has a significant concentration of business from individual customers which are part of the Pennsylvania Medicaid program.

Revenue from the Aetna contract was $56.2 million and $112.0 million for the three-month and six-month periods ended June 30, 2004, respectively, and $60.7 million and $122.6 million for the three-month and six-month periods ended June 30, 2005, respectively. On December 8, 2004, the Company was informed that Aetna would not renew such contract as of December 31, 2005, and that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral health care services for Aetna’s members (the “Aetna Assets”). On February 23, 2005, the Company and Aetna executed an asset purchase agreement related to Aetna’s purchase of the Aetna Assets. The purchase price for the Aetna Assets is based on certain variable factors and the Company estimates that the price will be $50 million to $55 million.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statement of income. The Company recorded $109.0 million and $212.7 million of revenue from its TennCare contracts during the three-month and six-month periods ended June 30, 2004, respectively, and $113.3 million and $226.4 million the three-month and six-month periods ended June 30, 2005, respectively.

In September 2003, the State of Tennessee divided the TennCare program into three regions. The Company’s contract for the East region has a term through December 31, 2005, with extensions at the State’s option through December 31, 2008. The Company’s contracts for the Middle and West regions also have terms through December 31, 2005. On July 27, 2005, the State of Tennessee notified the Company that the contracts for all three regions have been extended through June 30, 2006. Rates for the three regions are in the process of being finalized for the period of August through December 2005. Rates for the period January through June 2006 will be actuarially determined at a later date.

The Governor of Tennessee has previously stated that, because of the increased costs of the TennCare program, coverage will be eliminated for up to 323,000 members (which represents approximately one-fourth of total TennCare membership) who do not qualify for Medicaid, and benefits to be delivered under the TennCare program may be limited. The State of Tennessee has indicated that on August 1,

2005, coverage will cease for 191,000 members, while coverage for another 35,000 members is expected to be phased-out over a twelve-month period subsequent to August 1, 2005. The estimated annual impact to the Company related to this potential decrease of approximately  226,000 members, based upon the current rates under the TennCare contracts, is a reduction to annual revenue of approximately $90 million. The status of the remaining 97,000 members subject to disenrollment is uncertain pending the results of actions being taken by the State of Tennessee in order to try to obtain funding which might allow some or all such members to remain enrolled in the TennCare program. Therefore, the potential impact to the Company’s revenues from this group of members cannot be estimated at this time. Any TennCare member who loses coverage is eligible to reapply for TennCare coverage if they qualify under Medicaid; at this time, however, it is not possible to estimate the number of such members, if any, which may be disenrolled from TennCare and then subsequently reenrolled.

Total revenue from the various contracts with entities that are now controlled by WellPoint totaled $32.9 million and $64.3 million during the three-month and six-month periods ended June 30, 2004, respectively, and $33.2 million and $67.2 million during the three-month and six-month periods ended June 30, 2005, respectively. One such contract, which generated revenue of $23.6 million and $48.0 during the three-month and six-month periods ended June 30, 2005, respectively, was to expire as of December 31, 2005, but has recently been extended through December 31, 2007. A second contract with an entity controlled by WellPoint, which generated revenue of $6.8 million and $13.4 million for the three-month and six-month periods ended June 30, 2005, respectively, extends through September 30, 2005, and the Company has been notified by the customer that it does not intend to renew this contract beyond such date. The other WellPoint-related contracts have terms ranging from June 30, 2006 through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $47.3 million and $91.2 million in the three-month and six-month periods ended June 30, 2004, respectively, and $54.0 million and $105.5 million in the three-month and six-month periods ended June 30, 2005, respectively.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2004 and June 30, 2005 were as follows (in thousands):

	December 31, 2004	June 30, 2005
Restricted cash	$104,414	$150,444
Restricted short-term investments	35,600	29,423
Restricted deposits (included in other current assets)	17,098	16,756
Restricted long-term investments	592	5,255
Total	$157,704	$201,878

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

As of June 30, 2005, there were no unrealized losses that the Company believed to be other-than-temporary, because the Company believes it is probable that: (i) all contractual terms of the investment will be satisfied, (ii) the decline is due primarily to changes in interest rates (and not because of increased credit risk), and (iii) the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery. Unrealized losses related to investments greater and less than one year are not material. No realized gains or losses were recorded for the three months and six months ended June 30, 2004 and 2005. The following is a summary of short-term and long-term investments at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$220,091	$—	$(474)	$219,617
Corporate debt securities	126,376	—	(370)	126,006
Certificates of deposit	467	—	—	467
Total investments at December 31, 2004	$346,934	$—	$(844)	$346,090

The following is a summary of short-term and long-term investments at June 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$185,045	$—	$(307)	$184,738
Corporate debt securities	212,314	—	(671)	211,643
Certificates of deposit	381	—	—	381
Total investments at June 30, 2005	$397,740	$—	$(978)	$396,762

The maturity dates of the Company’s investments as of June 30, 2005 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 2005	$297,623	$297,235
Due in 2006	100,117	99,527
Total investments at June 30, 2005	$397,740	$396,762

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are reflected in the table below (in thousands):

Balance as of December 31, 2004	$392,267
Adjustment to goodwill as a result of the projected realization of net operating loss carryforwards subsequent to fresh-start reporting(1)	(28,557)
Balance as of June 30, 2005	$363,710

(1)          During fiscal 2005, the Company recorded a tax benefit from the utilization of pre-reorganization net operating loss carryforwards (“NOLs”). This tax benefit has been reflected as a reduction of goodwill rather than as a reduction to the provision for income taxes in the condensed consolidated statements of income, in accordance with SOP 90-7.

Intangible Assets

At December 31, 2004 and June 30, 2005, the Company had net identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $44.3 million and $37.3 million, respectively, net of accumulated amortization of approximately $13.8 million and $20.8 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from approximately two to eighteen years. Amortization expense was $3.5 million and $6.9 million for the three months and six months ended June 30, 2004, and 2005, respectively.

Cost of Care and Medical Claims Payable

Cost of care is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of June 30, 2005; however, actual claims payments and other items may differ from established estimates.

Income Taxes

The Company’s effective income tax rate was 25.3 percent and 24.1 percent for the three months and six months ended June 30, 2004, respectively, and was 41.1 percent and 41.5 percent for the three months and six months ended June 30, 2005, respectively. The current year effective rate varies from federal statutory rates primarily due to the inclusion of state taxes on current year income. The prior year effective rate varies substantially from federal statutory rates primarily due to certain transactions which occurred pursuant to the Plan, which reduced taxable income for 2004 but reduced book income in 2003 in accordance with SOP 90-7.

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

The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”(“SFAS 148”). At December 31, 2004 and June 30, 2005, the Company had stock-based employee incentive plans, which are described more fully in Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Under APB 25, the Company recorded stock compensation expense of $2.5 million and $13.3 million, before taxes, in the three months and six months ended June 30, 2004, respectively and $4.4 million and $8.2 million, before taxes, in the three months and six months ended June 30, 2005, respectively.

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS 123 had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
Net income, as reported	$28,424		$22,655		$41,362		$46,271
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,525	(1)	2,603	(1)	3,094	(1)	4,779	(1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(1,945)		(3,189)		(3,965)		(6,041)
Pro forma net income	$28,004		$22,069		$40,491		$45,009
Income per common share:
Basic—as reported	$0.80		$0.64		$1.17		$1.31
Basic—pro forma	$0.79		$0.62		$1.15		$1.27
Diluted—as reported	$0.78		$0.62		$1.15		$1.26
Diluted—pro forma	$0.77		$0.60		$1.12		$1.22

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

Reclassifications

Certain amounts previously reported for the three months and six months ended June 30, 2004 have been reclassified to conform to the presentation of amounts reported for the three months and six months ended June 30, 2005.

NOTE B—Supplemental Cash Flow Information

Reflected below is supplemental cash flow information related to the six months ended June 30, 2004 and 2005 (in thousands):

	Six Months Ended June 30,
	2004	2005
Income taxes paid (net of refunds)	$3,111	$2,754
Interest paid	$13,437	$16,652
Assets acquired through capital leases	$523	$315

NOTE C—Long-Term Debt and Capital Lease Obligations

Information with regard to the Company’s long-term debt and capital lease obligations at December 31, 2004 and June 30, 2005 is as follows (in thousands):

	December 31, 2004	June 30, 2005
Credit Agreement:
Revolving Facility due through 2008	$—	$—
Term Loan Facility (5.66% to 5.87% at June 30, 2005) due through 2008	85,000	73,750
9.375% Series A Senior Notes due 2008	233,456	233,455
9.375% Series B Senior Notes due 2008	7,116	7,181
Note payable to Aetna (9.50% at June 30, 2005) due 2005	48,915	48,915
4.36% to 4.875% capital lease obligations due through 2009	4,991	2,997
	379,478	366,298
Less current maturities of long-term debt and capital lease obligations	(75,158)	(74,442)
	$304,320	$291,856

NOTE D—Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of income from continuing operations per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Income from continuing operations available to common stockholders—basic and diluted	$28,455	$21,335	$41,363	$44,903
Denominator:
Weighted average number of common shares outstanding—basic	35,371	35,567	35,363	35,475
Common stock equivalents—stock options	754	1,208	531	1,210
Common stock equivalents—warrants	178	205	160	213
Common stock equivalents—restricted stock awards	—	—	—	1
Weighted average number of common shares outstanding—diluted	36,303	36,980	36,054	36,899
Income from continuing operations available to common stockholders per common share—basic	$0.80	$0.60	$1.17	$1.27
Income from continuing operations available to common stockholders per common share—diluted	$0.78	$0.58	$1.15	$1.22

The weighted average number of common shares outstanding for the three months and six months ended June 30, 2004 and 2005 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2004 and 2005 represent stock options to purchase shares of the Company’s Ordinary Common Stock and restricted stock awards which were granted pursuant to the MIP and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

During the six months ended June 30, 2005, options to purchase 1,013,139 shares were exercised. During the six months ended June 30, 2005, the Company granted 1,023,950 options to members of management pursuant to the MIP, at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates. The Company also granted 109,079 shares of restricted stock pursuant to the MIP. These options and restricted stock awards vest ratably over four years. The compensation charge of $3.8 million from the grant of restricted stock will be recognized ratably over the vesting period.

NOTE E—Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general, professional and managed care liability risks.

The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2005 to June 17, 2006. The general liability policies are written on an “occurrence“ basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.25 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

Legal

The Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of the Effective Date as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as other general unsecured claims as defined by the Plan.

In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of all known litigation and claims will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurance in that regard.

Operating Leases

The Company leases certain of its operating facilities. The leases, which expire at various dates through January 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

NOTE F—Business Segment Information

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

Corporate and Other.   This segment of the Company is composed primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results, or in the other three segments referred to above.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2004
Net revenue	$227,186	$33,994	$190,924	$—	$452,104
Cost of care	120,563	9,820	170,840	—	301,223
Direct service costs	43,126	16,004	10,171	—	69,301
Other operating expenses	—	—	—	23,355	23,355
Equity in earnings of unconsolidated subsidiaries	(1,854)	—	—	—	(1,854)
Segment profit (loss)	$65,351	$8,170	$9,913	$(23,355)	$60,079
Three Months Ended June 30, 2005
Net revenue	$233,494	$31,741	$199,309	$—	$464,544
Cost of care	132,142	7,786	176,993	—	316,921
Direct service costs	42,296	16,430	7,614	—	66,340
Other operating expenses	—	—	—	23,861	23,861
Equity in earnings of unconsolidated subsidiaries	(1,503)	—	—	—	(1,503)
Segment profit (loss)	$60,559	$7,525	$14,702	$(23,861)	$58,925
Six Months Ended June 30, 2004
Net revenue	$450,325	$69,263	$372,692	$—	$892,280
Cost of care	243,573	20,047	331,807	—	595,427
Direct service costs	87,498	34,196	20,444	—	142,138
Other operating expenses	—	—	—	50,242	50,242
Equity in earnings of unconsolidated subsidiaries	(3,698)	—	—	—	(3,698)
Segment profit (loss)	$122,952	$15,020	$20,441	$(50,242)	$108,171
Six Months Ended June 30, 2005
Net revenue	$458,396	$63,401	$395,501	$—	$917,298
Cost of care	253,870	15,646	351,613	—	621,129
Direct service costs	81,878	32,135	15,201	—	129,214
Other operating expenses	—	—	—	49,708	49,708
Equity in earnings of unconsolidated subsidiaries	(2,952)	—	—	—	(2,952)
Segment profit (loss)	$125,600	$15,620	$28,687	$(49,708)	$120,199

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Segment profit	$60,079	$58,925	$108,171	$120,199
Depreciation and amortization	(10,517)	(13,573)	(20,766)	(24,791)
Interest expense	(9,056)	(8,611)	(18,390)	(17,250)
Interest income	1,052	3,899	1,833	6,932
Stock compensation expense	(2,541)	(4,419)	(13,318)	(8,169)
Special charges	(626)	—	(2,534)	—
Income from continuing operations before income taxes and minority interest	$38,391	$36,221	$54,996	$76,921

NOTE H—Secondary Offering

During the three months ended June 30, 2005, Magellan Holdings Inc., an affiliate of Onex Corporation, a Canadian corporation, (collectively with Onex Corporation, “Onex”), sold a total of 4,746,500 shares of Ordinary Common Stock automatically issued upon conversion of shares of Multi-Vote Common Stock owned by it in a secondary public offering registered with the SEC pursuant to a Registration Rights Agreement dated as of January 3, 2004 between the Company and Onex that was entered into in connection with the issuance of such shares of Multi-Vote Common Stock under the Plan to Onex. As a result of such sale, pursuant to the provisions governing the Multi-Vote Common Stock, the remaining shares held by Onex ceased to have special voting or other rights and in all material respects are the same as the shares of Ordinary Common Stock and, accordingly, all directors of the Company will be elected by both classes of common stockholders together, each having one vote per share. The Company did not receive any of the proceeds of the sales.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. (“Magellan”), and its majority-owned subsidiaries and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”) should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2005.

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

•       the impact of increased competition on the Company’s ability to maintain or obtain contracts, as well as to its ability to maintain or increase its rates;

•       the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;

•       the possible impact of healthcare reform;

•       government regulation;

•       the inability to realize the value of goodwill and intangible assets;

•       pending or future actions or claims for professional liability;

•       claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;

•       present or future state regulations and contractual requirements that the Company provide financial assurance of our ability to meet its obligations;

•       future changes in the composition of the Company’s stockholder population which could, in certain circumstances, limit the ability of the Company to utilize its tax reporting net operating losses;

•       class action suits and other legal proceedings; and

•       the impact of governmental investigations.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Cautionary Statements” in Item 1 of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2004 and the section entitled ‘Risk Factors’ in the prospectus and prospectus supplement filed with the Securities and Exchange Commission in connection with the May 2005 secondary offering of common stock by certain shareholders. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) and (iv) products which combine features of some or all of the Company’s risk-based, ASO or EAP products. At June 30, 2005, the Company managed the behavioral healthcare benefits of approximately 58.4 million individuals.

Business Segments

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. This segment’s contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. The Company’s Health Plan Solutions segment managed the behavioral health benefits of approximately 42.9 million covered lives as of June 30, 2005.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations, governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products. The Company’s Employer Solutions segment provided these services for approximately 13.4 million covered lives as of June 30, 2005.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions or Employer Solutions segments due to the nature of populations, benefits provided and other matters. The Company’s Public Sector Solutions segment managed the behavioral health benefits of approximately 2.1 million covered lives as of June 30, 2005.

Corporate and Other.   This segment of the Company is composed primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment (or in the other three segments referred to above) operating results. In the quarter ended September 30, 2004, the Company reclassified certain expenses from its Corporate and Other segment to its other business segments, as discussed in Note F—“Business Segment Information” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

Significant Customers

The Health Plan Solutions segment includes revenue derived from the Company’s contract with Aetna, Inc. (“Aetna”) of $56.2 million and $112.0 million, during the three-month and six-month periods ended June 30, 2004, respectively, and $60.7 million and $122.6 million during the three-month and six-month periods ended June 30, 2005, respectively. As described in Note A—“General—Summary of Significant Accounting Policies” the Aetna contract will terminate on December 31, 2005.

The Company is party to several contracts with entities that are now controlled by WellPoint, Inc. (“WellPoint”), that represent a significant concentration of business for the Company. Total revenue from such contracts totaled $32.9 million and $64.3 million during the three-month and six-month periods ended June 30, 2004, respectively, and $33.2 million and $67.2 million during the three-month and six-month periods ended June 30, 2005, respectively. One such contract, which generated revenue of $23.6 million and $48.0 million during the three-month and six-month periods ended June 30, 2005, respectively, was to expire as of December 31, 2005 but recently has been extended through December 31, 2007. A second contract with an entity controlled by WellPoint, which generated revenue of $6.8 million and $13.4 million for the three-month and six-month periods ended June 30, 2005, respectively, extends through September 30, 2005, and the Company has been notified by the customer that it does not intend to renew this contract beyond such date. The other WellPoint-related contracts have terms ranging from June 30, 2006 through December 31, 2007.

As noted above, substantially all of the Company’s Health Plan Solutions segment revenues are derived from Blue Cross and Blue Shield health plans and other managed care companies, health insurers and health plans. As described in the section entitled “Cautionary Statements—Changes in the Managed Care Industry” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, some of the Company’s customers have decided to provide managed behavioral healthcare services directly to their subscribers. In addition to Aetna and the WellPoint-related contract noted above, other managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and will instead manage behavioral healthcare services for their subscribers. The Company believes that the total impact of such non-renewals will be a reduction to revenue of approximately $330 million during fiscal 2006, $250 million of which relates to Aetna.

The Company’s Public Sector Solutions segment provides managed behavioral healthcare services to the State of Tennessee’s TennCare program (“TennCare”), both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”), and through a contract held by

Premier Behavioral Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s condensed consolidated statement of income. The Company recorded $109.0 million and $212.7 million of revenue from its TennCare contracts during the three-month and six-month periods ended June 30, 2004, respectively, and $113.3 million and $226.4 million during the three-month and six-month periods ended June 30, 2005, respectively.

In September 2003, the State of Tennessee divided the TennCare program into three regions. The Company’s contract for the East region has a term through December 31, 2005, with extensions at the State’s option through December 31, 2008. The Company’s contracts for the Middle and West regions also have terms through December 31, 2005. On July 27, 2005, the State of Tennessee notified the Company that the contracts for all three regions have been extended through June 30, 2006. Rates for the three regions are in the process of being finalized for the period of August through December 2005. Rates for the period January through June 2006 will be actuarially determined at a later date.

The Governor of Tennessee has previously stated that, because of the increased costs of the TennCare program, coverage will be eliminated for up to 323,000 members (which represents approximately one-fourth of total TennCare membership) who do not qualify for Medicaid, benefits to be delivered under the TennCare program may be limited. The State of Tennessee has indicated that on August 1, 2005, coverage will cease for 191,000 members, while coverage for another 35,000 members is expected to be phased-out over a twelve-month period subsequent to August 1, 2005. The estimated annual impact to the Company related to this potential decrease of approximately 226,000 members, based upon the current rates under the TennCare contracts, is a reduction to annual revenue of approximately $90 million. The status of the remaining 97,000 members subject to disenrollment is uncertain pending the results of actions being taken by the State of Tennessee in order to try to obtain funding which might allow some or all of such members to remain enrolled in the TennCare program. Therefore, the potential impact to the Company’s revenues from this group of members cannot be estimated at this time. Any TennCare member who loses coverage is eligible to reapply for TennCare coverage if they qualify under Medicaid; at this time, however, it is not possible to estimate the number of such members, if any, which may be disenrolled from TennCare and then subsequently reenrolled.

The Company’s Public Sector Solutions segment derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $47.3 million and $91.2 million in the three-month and six-month periods ended June 30, 2004, respectively and $54.0 million and $105.5 million in the three-month and six-month periods ended June 30, 2005, respectively.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s finances that is material to investors.

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

Managed Care Revenue.   Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Company approximated $396.7 million and $783.0 million for the three months and six months ended June 30, 2004, respectively, and $413.3 million and $815.6 million for the three months and six months ended June 30, 2005, respectively.

Performance-based Revenue.   The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance-based revenue of approximately $4.5 million and $5.8 million for the three months and six months ended June 30, 2004, respectively, and $6.9 million and $11.0 million for the three months and six months ended June 30, 2005, respectively.

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

Cost of Care and Medical Claims Payable.   Cost of care is recognized in the period in which members receive behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of June 30, 2005; however, actual claims payments and other items may differ from established estimates.

Deferred Taxes.   The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income and, to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

For federal income tax purposes, the emergence from bankruptcy, including the cancellation of indebtedness event, occurred on January 5, 2004, and the attribute reduction calculation as set forth under Internal Revenue Code Section 108 occurred at or immediately after December 31, 2004 (the taxable year of discharge) and generally after determining the income tax liability for 2004. The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable net operating loss carryforwards (“NOLs”) as of December 31, 2004 of approximately $525 million available to reduce future federal taxable income. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the Internal Revenue Service. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and, therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its net deferred tax assets at December 31, 2004 and June 30, 2005. As of December 31, 2004 and June 30, 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are “more likely than not” to be realizable.

The Company recognized tax expense attributable to estimated, current taxable income for the three months and six months ended June 30, 2004 and 2005 due to the Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, special charges, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. See Note F—“Business Segment Information” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

See Note F—“Business Segment Information” to the condensed consolidated financial statements set forth elsewhere herein for further discussion of the segment reclassifications.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended June 30, 2004
Net revenue	$227,186	$33,994	$190,924	$—	$452,104
Cost of care	120,563	9,820	170,840	—	301,223
Direct service costs	43,126	16,004	10,171	—	69,301
Other operating expenses	—	—	—	23,355	23,355
Equity in earnings of
unconsolidated subsidiaries	(1,854)	—	—	—	(1,854)
Segment profit (loss)	$65,351	$8,170	$9,913	$(23,355)	$60,079
Three Months Ended June 30, 2005
Net revenue	$233,494	$31,741	$199,309	$—	$464,544
Cost of care	132,142	7,786	176,993	—	316,921
Direct service costs	42,296	16,430	7,614	—	66,340
Other operating expenses	—	—	—	23,861	23,861
Equity in earnings of
unconsolidated subsidiaries	(1,503)	—	—	—	(1,503)
Segment profit (loss)	$60,559	$7,525	$14,702	$(23,861)	$58,925
Six Months Ended June 30, 2004
Net revenue	$450,325	$69,263	$372,692	$—	$892,280
Cost of care	243,573	20,047	331,807	—	595,427
Direct service costs	87,498	34,196	20,444	—	142,138
Other operating expenses	—	—	—	50,242	50,242
Equity in earnings of
unconsolidated subsidiaries	(3,698)	—	—	—	(3,698)
Segment profit (loss)	$122,952	$15,020	$20,441	$(50,242)	$108,171
Six Months Ended June 30, 2005
Net revenue	$458,396	$63,401	$395,501	$—	$917,298
Cost of care	253,870	15,646	351,613	—	621,129
Direct service costs	81,878	32,135	15,201	—	129,214
Other operating expenses	—	—	—	49,708	49,708
Equity in earnings of
unconsolidated subsidiaries	(2,952)	—	—	—	(2,952)
Segment profit (loss)	$125,600	$15,620	$28,687	$(49,708)	$120,199

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Segment profit	$60,079	$58,925	$108,171	$120,199
Depreciation and amortization	(10,517)	(13,573)	(20,766)	(24,791)
Interest expense	(9,056)	(8,611)	(18,390)	(17,250)
Interest income	1,052	3,899	1,833	6,932
Stock compensation expense	(2,541)	(4,419)	(13,318)	(8,169)
Special charges	(626)	—	(2,534)	—
Income from continuing operations before income taxes and minority interest	$38,391	$36,221	$54,996	$76,921

Quarter ended June 30, 2005 (“Current Year Quarter”), compared to the quarter ended June 30, 2004 (“Prior Year Quarter”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 2.8 percent or $6.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to net favorable rate changes of $17.0 million and increased membership from existing customers of $6.9 million, which increases were partially offset by decreases due to terminated contracts of $16.5 million and other net variances of $1.1 million.

Cost of Care

Cost of care increased by 9.6 percent or $11.6 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to estimated higher costs due to care trends and other net changes of $7.5 million, increased membership from existing customers of $3.7 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $5.5 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $4.2 million, and unfavorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.5 million, which increases were partially offset by terminated contracts of $10.8 million. Cost of care increased as a percentage of risk revenue to 70.7 percent in the Current Year Quarter from 66.8 percent in the Prior Year Quarter, mainly due to the aforementioned recording of medical claims development.

Direct Service Costs

Direct service costs decreased by 1.9 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to lower discretionary benefit costs recognized in 2005 and the effect of cost reduction efforts. Direct service costs decreased as a percentage of revenue from 19.0 percent in the Prior Year Quarter to 18.1 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relation to revenue is mainly due to the aforementioned lower discretionary benefit costs and cost reduction efforts undertaken by the Company.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 18.9 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal Health Care, LLC (“Royal”), mainly due to a reduction in Royal’s rates with its customers.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 6.6 percent or $2.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $4.5 million and other net unfavorable changes of $0.2 million, which decreases were partially offset by revenue from new customers of $1.7 million and increased membership from existing customers of $0.7 million.

Cost of Care

Cost of care decreased by 20.7 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $1.4 million and favorable care trends and other net variances of $0.9 million, which decreases were partially offset by care costs related to new customers of $0.3 million. Cost of care decreased as a percentage of risk revenue from 32.4 percent in the Prior Year Quarter to 27.8 percent in the Current Year Quarter, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs increased by 2.7 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly due to a favorable benefit load adjustment recognized in the Prior Year Quarter, which was partially offset by lower discretionary benefit costs in the Current Year Quarter. Direct service costs increased as a percentage of revenue to 51.8 percent in the Current Year Quarter from 47.1 percent for the Prior Year Quarter, mainly due to the aforementioned increases in direct service costs and decreases in revenue.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 4.4 percent or $8.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased membership from existing customers of $17.3 million, which increase was partially offset by terminated contracts of $4.0 million, decreased revenue of $2.7 million attributable to the impact of lower care upon cost of care sharing provisions under the TennCare contracts, and other net charges of $2.2 million.

Cost of Care

Cost of care increased by 3.6 percent or $6.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is due to net increased membership from existing customers of $15.2 million, partially offset by care trends and other net changes of $9.0 million (inclusive of lower care for the TennCare contracts as discussed above). Cost of care decreased as a percentage of risk revenue from 91.9 percent in the Prior Year Quarter to 89.2 percent in the Current Year Quarter mainly due to favorable care trends and other favorable revenue increases.

Direct Service Costs

Direct service costs decreased by 25.1 percent or $2.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs was primarily due to terminated contracts of $1.7 million and other net decreases of $0.9 million. As a percentage of revenue, direct service costs decreased from 5.3 percent in the Prior Year Quarter to 3.8 percent in the Current Year Quarter, due to changes in business mix.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment increased by 2.2 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. The increase is mainly due to favorable prior period benefit cost adjustments recorded in the Prior Year Quarter of $0.4 million and other net unfavorable variances of $0.1 million. As a percentage of total net revenue, other operating expenses decreased from 5.2 percent for the Prior Year Quarter to 5.1 percent for the Current Year Quarter primarily due to the increase in revenue in the Current Year Quarter related to the increased membership from existing customers, mainly in the Public Solutions segment (as described above).

Depreciation and Amortization

Depreciation and amortization expense increased by 29.1 percent or $3.1 million from the Prior Year Quarter to the Current Year Quarter, primarily due to capital acquisitions subsequent to the Prior Year Quarter.

Interest Expense

Interest expense decreased by 4.9 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to a reduction of the effective interest rate on borrowings under the Credit Agreement (as defined below) of 1.25 percent in October 2004, and a reduction of the amount of the letter of credit facility in September 2004.

Interest Income

Interest income increased by $2.8 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in total invested balances, as well as an increase in the amount of investments with longer maturities which have a higher yield.

Other Items

The Company recorded approximately $2.5 million and $4.4 million of stock compensation expense in the Prior Year Quarter and Current Year Quarter, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

The Company recorded special charges of $0.6 million in the Prior Year Quarter. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that resulted in the elimination of certain positions and the closure of certain offices.

Income Taxes

The Company’s effective income tax rate was 41.1 percent in the Current Year Quarter and 25.3 percent in the Prior Year Quarter. The Company records taxes based on estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its lack of a sufficient history of profitable operations subsequent to its emergence from reorganization proceedings. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and, therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Current Year Quarter effective rate varies from federal statutory rates due primarily to the inclusion of state taxes on current year income. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to certain transactions which occurred pursuant to Magellan’s Third Joint Amended Plan of Reorganization (the “Plan”), as consummated on January 5, 2004 (the “Effective Date”), which reduced taxable income for 2004 but reduced book income in 2003 in accordance with SOP 90-7.

Discontinued Operations

The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,
	2004	2005
Healthcare provider and franchising segments	$(85)	$825
Specialty managed healthcare segment	54	(5)
Human services segment	—	500
	$(31)	$1,320

Income from the healthcare provider and franchising segments in the Current Year Quarter is attributable to the collection of approximately $1.0 million in Medicare cost report settlements and other settlements of approximately $0.4 million, partially offset by the income tax provision of approximately $0.4 million and other costs of $0.2 million.

Income from the human services segment in the Current Year Quarter is attributable to the reduction in estimated reserves for various accrued liabilities.

Six months ended June 30, 2005 (“Current Year Period”), compared to the six months ended June 30, 2004 (“Prior Year Period”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 1.8 percent or $8.1 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to favorable rate changes of $27.2 million, net increased membership from existing and new customers of $11.6 million, and other net changes totaling $1.3 million, which increases were partially offset by decreases due to terminated contracts of $32.0 million.

Cost of Care

Cost of care increased by 4.2 percent or $10.3 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to estimated higher costs due to care trends and other net changes of $17.0 million, net increased membership from existing and new customers of $5.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $3.8 million, unfavorable care development for the Prior Year Period which was recorded after the Prior Year Period of $3.2 million, and unfavorable prior period medical claims development recorded in the Current Year Period of $2.0 million, which increases were partially offset by terminated contracts of $20.8 million. Cost of care increased as a percentage of risk revenue from 67.9 percent in the Prior Year Period to 69.4 percent in the Current Year Period, mainly due to unfavorable development in care trends.

Direct Service Costs

Direct service costs decreased by 6.4 percent or $5.6 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers and higher discretionary benefit costs recognized in the Prior Year Period. Direct service costs decreased as a percentage of revenue from 19.4 percent in the Prior Year Period to 17.9 percent in the Current Year Period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Period.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 20.2 percent or $0.7 million from the Prior Year Period to the Current Year Period. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal, mainly due to a reduction in Royal’s rates with its customers.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 8.5 percent or $5.9 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $8.5 million and other net decreases of $1.8 million (mainly due to rates and program changes), which decreases were partially offset by membership from new customers of $3.4 million and net increased membership from existing customers of $1.0 million.

Cost of Care

Cost of care decreased by 22.0 percent or $4.4 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $2.6 million and estimated lower costs due to care trends and other net changes of $1.8 million. Cost of care decreased as a percentage of risk revenue from 32.5 percent in the Prior Year Period to 28.0 percent in the Current Year Period, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs decreased by 6.0 percent or $2.1 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership and higher discretionary benefit costs recognized in the Prior Year Period. Direct service costs increased as a percentage of revenue from 49.4 percent for the Company in the Prior Year Period to 50.7 percent for the Company in the Current Year Period.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 6.1 percent or $22.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased membership from existing customers of $31.1 million, which increase was partially offset by terminated contracts of $7.9 million and other net decreases of $0.4 million.

Cost of Care

Cost of care increased by 6.0 percent or $19.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased membership from existing customers of $27.3 million, which increases were partially offset by favorable care trends and other net changes of $7.5 million. Cost of care decreased as a percentage of risk revenue from 91.5 percent in the Prior Year Period to 89.3 percent in the Current Year Period, mainly due to favorable care trends experienced in the Current Year Period.

Direct Service Costs

Direct service costs decreased by 25.6 percent or $5.2 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs was primarily due to terminated contracts of $3.7 million and other net decreases of $1.5 million. As a percentage of revenue, direct service costs decreased from 5.5 percent in the Prior Year Period to 3.8 percent in the Current Year Period.

Corporate and Other

Other Operating Expense

Other operating expenses related to the Corporate and Other segment decreased by 1.1 percent or $0.5 million from the Prior Year Period to the Current Year Period. The decrease is mainly due to favorable current year trends in benefit costs of $0.8 million, which decrease was partially offset by other net unfavorable variances of $0.3 million. As a percentage of total net revenue, other operating expenses decreased from 5.6 percent in the Prior Year Period to 5.4 percent in the Current Year Period primarily due to the increase in revenue in the Current Year Period related to increased membership from existing customers, mainly in the Public Sector Solutions segment (as described above) and the decrease in other operating expenses.

Depreciation and Amortization

Depreciation and amortization increased by 19.4 percent or $4.0 million from the Prior Year Period to the Current Year Period. The increase is mainly attributable to capital acquisitions subsequent to the Prior Year Period.

Interest Expense

Interest expense decreased by 6.2 percent or $1.1 million from the Prior Year Period to the Current Year Period, mainly due to a reduction of the effective interest rate on borrowings under the Credit Agreement (as defined below) of 1.25 percent in October 2004, as well as a reduction of the amount of the letter of credit facility in September 2004.

Interest Income

Interest income increased by $5.1 million from the Prior Year Period to the Current Year Period, mainly due to an increase in total invested balances, as well as an increase in the amount of investments with longer maturities which have had a higher yield.

Other Items

The Company recorded approximately $13.3 million and $8.2 million of stock compensation expense in the Prior Year Period and Current Year Period, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

The Company recorded special charges of $2.5 million in the Prior Year Period. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that resulted in the elimination of certain positions and the closure of certain offices.

Income Taxes

The Company’s effective income tax rate was 41.5 percent in the Current Year Period and 24.1 percent in the Prior Year Period. The Company records taxes based on estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Current Year Period effective rate varies from federal statutory rates due primarily to the inclusion of state taxes on current year income. The Prior Year Period effective rate varies substantially from federal statutory rates due primarily to certain transactions which occurred pursuant to the Plan, as consummated on the Effective Date, which reduced taxable income for 2004 but reduced book income in 2003 in accordance with SOP 90-7.

Discontinued Operations

The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Six Months Ended June 30,
	2004	2005
Healthcare provider and franchising segments	$(95)	$753
Specialty managed healthcare segment	94	(10)
Human services segment	—	625
	$(1)	$1,368

Income from the healthcare provider and franchising segments in the Current Year Period is attributable to the collection of approximately $1.0 million in Medicare cost report settlements and other settlements of approximately $0.4 million, partially offset by the income tax provision of approximately $0.5 million and other costs of $0.1 million.

Income from the human services segment in the Current Year Period is attributable to the reduction in estimated reserves for various accrued liabilities.

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

Stock Compensation.   Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 shares of Ordinary Common Stock to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date. Under such agreements, the Company also granted an aggregate of 2,891,022 stock options to the Senior Executives on the Effective Date and made cash payments to the Senior Executives to approximate the tax liability associated with the Senior Executives’ compensation income resulting from the stock grants, the stock purchase and the cash payments. Under the 2003 Management Incentive Plan (“MIP”), 1,511,500 stock options were awarded to other members of the Company’s management and other employees during fiscal 2004. All of these awards were contingent upon the Company’s emergence from its chapter 11 proceedings, relate to underlying common stock that was not authorized until the Effective Date and relate to services to be performed by the employees subsequent to the Effective Date. Under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company recognized stock compensation expense related to the stock purchase, the stock grants, and the cash payments as noted above during the Prior Year Period, and is recognizing stock compensation expense related to in-the-money stock option grants ratably over the applicable vesting periods.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, stock compensation expense for certain stock options can be recognized over a period ranging from three to seven years, depending upon the market price performance of the Company’s common stock. In its fiscal 2004 fourth quarter, the Company reduced the period over which it is recognizing such stock compensation expense for such stock options from seven to three years based upon the market price performance to-date of its common stock.

During the six months ended June 30, 2005, options to purchase 1,013,139 shares were exercised. During the six months ended June 30, 2005, the Company granted 1,023,950 options to members of management pursuant to the MIP, at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates. The Company also granted 109,079 shares of restricted stock pursuant to the MIP. These options and restricted stock awards vest ratably over four years. The compensation charge of $3.8 million from the grant of restricted stock will be recognized ratably over the vesting period.

As a result of the foregoing, the Company recorded stock compensation expense of $2.5 million and $13.3 million, before taxes, in the three months and six months ended June 30, 2004, respectively, and $4.4 million and $8.2 million, before taxes, in the three months and six months ended June 30, 2005, respectively.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s credit agreement with Deutsche Bank dated January 5, 2004, as amended (the “Credit Agreement”) and its note payable to Aetna (the “Aetna Note”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement and the Aetna Note as of June 30, 2005, a hypothetical 10 percent change in the interest rate, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Operating Restructuring Activities.   During the six months ended June 30, 2004, the Company incurred special charges of $2.5 million. The majority of the special charges incurred related to the Company’s restructuring initiatives which were generally focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. The Company does not anticipate incurring any material additional charges related to such restructuring initiatives during fiscal 2005.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities increased by approximately $60.0 million for the Current Year Period as compared to the Prior Year Period. The increase in operating cash flows is primarily due to payments in the Prior Year Period of approximately $64.9 million for liabilities related to the chapter 11 proceedings. The condensed consolidated statement of cash flows for the six months ended June 30, 2005 reflects a $46.0 million increase in restricted cash related to Public Sector Segment contracts. This increase is mainly the result of changes to other Public Sector Segment balance sheet accounts; therefore, the net impact is not material to cash flows from operating activities. The remaining portion of the increase in restricted cash is mainly comprised of timing differences which are not expected to materially impact cash flows from operating activities for the fiscal year. During the six months ended June 30, 2005, the Company was not required to make any material infusions of restricted cash of a permanent nature in relation to statutory or regulatory requirements for the Company’s contracts or subsidiaries.

Investing Activities.   Approximately $8.2 million and $8.6 million were utilized during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

During the Current Year Period, the Company received proceeds of $7.0 million related to the prepayment of a portion of a note receivable with National Mentor, Inc. (“Mentor”). The outstanding receivable balance of the Mentor note is $3.0 million as of June 30, 2005.

During the Current Year Period, the Company utilized net cash of approximately $50.9 million for the purchase of “available-for-sale” investments. The Company’s investments consist of U.S. Government and agency securities, corporate debt securities and certificates of deposit.

Financing Activities.   During the Prior Year Period, the Company received net proceeds of approximately $147.9 million from the issuance of new equity, net of issuance costs of approximately $3.1 million, received net proceeds of approximately $92.6 million from the issuance of long-term debt, net of issuance costs of approximately $7.4 million, repaid approximately $192.4 million in debt upon consummation of the Plan, repaid approximately $7.5 million of indebtedness outstanding under the Term Loan Facility and made payments on capital lease obligations of approximately $7.7 million.

During the Current Year Period, the Company repaid approximately $11.2 million in debt, made payments on capital lease obligations of approximately $2.3 million and received proceeds of approximately $12.0 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During fiscal 2005, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $17 million to $27 million of additional funds in fiscal 2005 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in fiscal 2005. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

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

Off-Balance Sheet Arrangements.   As of June 30, 2005, the Company has no off-balance sheet arrangements of a material significance.

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

•       create liens;

•       sell and otherwise dispose of assets;

•       acquire, merge or consolidate with another company; and

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

Net Operating Loss Carryforwards.   The Company estimates that, as of December 31, 2004 it had approximately $525 million of NOLs. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the Internal Revenue Service (“IRS”) . In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its net deferred tax assets at December 31, 2004 and June 30, 2005. As of December 31, 2004 and June 30, 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are “more likely than not” to be realizable.

The Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire.

Discontinued Operations.   Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption “Discontinued operations—Income from discontinued operations.” The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

As of June 30, 2005, the Company has taken the majority of the actions necessary to complete the disposal of, or shutting down of, its healthcare provider and franchising segments, its specialty managed healthcare segment, and its human services segment but still has certain estimated liabilities totaling approximately $2.8 million for various obligations.

The remaining assets and liabilities of the discontinued segments at June 30, 2005 include, among other things, (i) cash and cash equivalents of $1.0 million; (ii) restricted cash of $0.5 million; (iii) investments in provider joint ventures of $1.9 million and (iv) accounts payable and accrued liabilities of $2.8 million. There can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the condensed consolidated balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the accompanying condensed consolidated statement of income.

Recent Accounting Pronouncements

The Company currently measures compensation cost for stock-based compensation under APB 25, and discloses pro forma stock-based compensation under the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based

Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required January 1, 2006 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement and the Aetna Note as of June 30, 2005, a hypothetical 10 percent change in the interest rate, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

a)   The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

b)   There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

The management and administration of the delivery of managed behavioral healthcare services entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company. The Company is also subject to or party to certain class action suits, litigation and claims relating to its operations and business practices.

Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of the Effective Date as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as other general unsecured claims as defined by the Plan.

In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of all known litigation and claims will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurance in this regard.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

At Magellan’s 2005 annual meeting of stockholders, Magellan’s 2005 Director Stock Compensation Plan was approved, as discussed below. On May 19, 2005, 18,000 shares of Ordinary Common Stock were issued under this plan to six directors as compensation for their services, subject to certain vesting requirements under such plan. These shares were issued in reliance on the private offering exemption from registration under the Securities Act provided by section 4(2) thereof.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 18, 2005 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of three directors (“Proposal Number 1”); (b) approval of the 2005 Director Stock Compensation Plan (“Proposal Number 2”); (c) ratification of the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year 2005 (“Proposal Number 3”).

At the meeting, the three nominees of the Board of Directors (Robert Haft, Robert M. LeBlanc and William J. McBride) were elected as directors, with terms expiring in accordance with Magellan’s certificate of incorporation upon the 2008 annual meeting of stockholders and the election and qualification of their successors. Proposal Number 2 was adopted with 39,530,967 votes cast for, and 5,270,272 votes cast against; in addition there were 6,613 abstentions and 5,783,101 “broker non-votes” on Proposal Number 2. Proposal Number 3 was adopted with 50,490,756 votes cast for, and 95,484 votes cast against; in addition there were 4,713 abstentions on Proposal Number 3.

Item 5.                        Other Information.

As indicated above, at Magellan’s 2005 annual meeting of stockholders, the stockholders approved the 2005 Director Stock Compensation Plan. The plan provides for the grant of restricted shares of Ordinary Common Stock to each individual (i) serving as a director on March 3, 2005 or who thereafter becomes a director before the 2006 annual meeting of stockholders and is designated by the Board of Directors to participate in the plan and (ii) who is an independent director for purposes of Magellan’s bylaws or who is not an officer or employee of the Company and does not participate in the management of the Company and is designated to participate by the Board of Directors, in each case as part of such individual’s annual compensation for service as a director in 2005. Under the plan, 3,000 shares are to be issued to each qualifying director in office on March 3, 2005 and up to 3,000 shares may be issued to any other qualified director, the exact number to be determined by the Board of Directors. Shares issued to a director under the plan may be voted by the director and he or she is entitled to any dividends or distributions that may be declared thereon, but the shares cannot be sold by the director or otherwise transferred (except for certain transfers by operation of law) until December 31, 2005 or the earlier termination of his or her service as a director (except in the case of removal for cause) and only in accordance with the Company’s stock trading policy applicable to directors and as permitted by applicable law. On May 19, 2005, 3,000 shares were issued pursuant to such plan to each of the six directors eligible for such a grant. The plan authorized the issuance of a maximum of 30,000 shares, thereby permitting the issuance, in the discretion of the Board of Directors, of restricted share grants of up to 3,000 shares each to individuals who may become directors before the 2006 annual meeting of shareholders.

Item 6.                        Exhibits

10.1

2005 Director Stock Compensation Plan (dated as of March 3, 2005), which was filed as Appendix B to the definitive proxy statement of Magellan (File No. 1-6639) for its 2005 Annual Meeting of Stockholders included in the Schedule 14A filed by Magellan with the Securities and Exchange Commission on April 18, 2005 and is hereby incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2005	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)