Form 10-Q
period 2005-09-30
MAGELLAN HEALTH SERVICES INC
filed 2005-10-27
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1076937
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
55 Nod Road, Avon, Connecticut	06001
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock and Multi-Vote Common Stock outstanding as of September 30, 2005 was 32,790,208 and 3,762,713 respectively.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,390	$45,600
Restricted cash	104,414	145,535
Accounts receivable, less allowance for doubtful accounts of $2,107 and $2,503 at December 31, 2004 and September 30, 2005, respectively	58,850	61,637
Short-term investments (restricted investments of $35,600 and $34,782 at December 31, 2004 and September 30, 2005, respectively)	294,803	458,086
Other current assets (restricted deposits of $17,098 and $14,945 at December 31, 2004 and September 30, 2005, respectively)	37,038	27,651
Total Current Assets	540,495	738,509
Property and equipment, net	120,604	106,712
Long-term investments (restricted investments of $592 and $8,829 at December 31, 2004 and September 30, 2005, respectively)	51,287	18,859
Investments in unconsolidated subsidiaries	10,989	15,700
Deferred income taxes	14,362	17,081
Other long-term assets	14,078	11,879
Goodwill	392,267	350,011
Other intangible assets, net	44,256	33,873
Total Assets	$1,188,338	$1,292,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,146	$10,775
Accrued liabilities	99,366	105,976
Medical claims payable	194,638	207,442
Current maturities of long-term debt and capital lease obligations	75,158	75,070
Total Current Liabilities	382,308	399,263
Long-term debt and capital lease obligations	304,320	285,522
Deferred credits and other long-term liabilities	1,825	2,065
Minority interest	2,832	2,913
Total Liabilities	691,285	689,763
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2004 and September 30, 2005—Issued and outstanding—none at December 31, 2004 and September 30, 2005	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2004 and September 30, 2005—Issued and outstanding—26,883 shares and 32,790 shares at December 31, 2004 and September 30, 2005, respectively	269	328
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2004 and September 30, 2005—Issued and outstanding—8,488 shares and 3,763 shares at December 31, 2004 and September 30, 2005, respectively	85	38
Additional paid-in capital	400,340	425,898
Retained earnings	88,372	169,042
Warrants outstanding	8,493	8,489
Accumulated other comprehensive loss	(506)	(934)
Total Stockholders’ Equity	497,053	602,861
Total Liabilities and Stockholders’ Equity	$1,188,338	$1,292,624

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenue	$457,954	$454,266	$1,350,234	$1,371,564
Cost and expenses:
Cost of care	303,368	299,134	898,795	920,263
Direct service costs and other operating expenses	91,006	88,012	283,386	266,934
Equity in earnings of unconsolidated subsidiaries	(1,863)	(1,759)	(5,561)	(4,711)
Depreciation and amortization	10,712	12,161	31,478	36,952
Interest expense	9,109	8,711	27,499	25,961
Interest income	(1,760)	(4,995)	(3,593)	(11,927)
Stock compensation expense	2,580	3,855	15,898	12,024
Special charges	1,770	(556)	4,304	(556)
	414,922	404,563	1,252,206	1,244,940
Income from continuing operations before income taxes and minority interest	43,032	49,703	98,028	126,624
Provision for income taxes	15,712	16,233	28,976	48,179
Income from continuing operations before minority interest	27,320	33,470	69,052	78,445
Minority interest, net	157	(25)	526	47
Income from continuing operations	27,163	33,495	68,526	78,398
Discontinued operations:
Income (loss) from discontinued operations(1)	(607)	904	(608)	2,272
Net income	26,556	34,399	67,918	80,670
Other comprehensive income (loss)	—	44	—	(428)
Comprehensive income	$26,556	$34,443	$67,918	$80,242
Weighted average number of common shares outstanding—basic (See Note D)	35,371	36,436	35,365	35,795
Weighted average number of common shares outstanding—diluted (See Note D)	36,594	37,605	36,235	37,200
Income per common share available to common stockholders—basic:
Income from continuing operations	$0.77	$0.92	$1.94	$2.19
Income (loss) from discontinued operations	$(0.02)	$0.02	$(0.02)	$0.06
Net income	$0.75	$0.94	$1.92	$2.25
Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.74	$0.89	$1.89	$2.11
Income (loss) from discontinued operations	$(0.01)	$0.02	$(0.02)	$0.06
Net income	$0.73	$0.91	$1.87	$2.17

(1)          Net of income tax provision (benefit) of $(254) and $(180) for the three months ended September 30, 2004 and 2005, respectively, and $(254) and $327 for the nine months ended September 30, 2004 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$67,918	$80,670
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale of assets	911	1,892
Depreciation and amortization	31,478	36,952
Equity in earnings of unconsolidated subsidiaries	(5,561)	(4,711)
Non-cash interest expense	1,197	1,042
Non-cash stock compensation expense	13,021	12,024
Non-cash income tax expense	—	42,511
Cash flows from changes in assets and liabilities:
Restricted cash	(12,937)	(41,121)
Accounts receivable, net	(8,977)	(2,787)
Other assets	15,619	3,544
Deferred income taxes	—	(2,719)
Net cash flows related to unconsolidated subsidiaries	2,822	—
Accounts payable and accrued liabilities	(41,576)	4,466
Medical claims payable	23,750	12,804
Other liabilities	(51)	240
Minority interest	749	81
Other	(52)	(446)
Net cash provided by operating activities	88,311	144,442
Cash flows from investing activities:
Capital expenditures	(12,445)	(14,384)
Purchase of investments	—	(462,011)
Maturity of investments	—	331,642
Proceeds from note receivable	—	7,000
Proceeds from sale of assets, net of transaction costs	2,302	—
Net cash used in investing activities	(10,143)	(137,753)
Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	147,871	—
Proceeds from issuance of debt, net of issuance costs	92,806	—
Payments on long-term debt	(203,632)	(16,875)
Payments on capital lease obligations	(8,271)	(2,391)
Proceeds from exercise of stock options and warrants	—	12,787
Net cash provided by (used in) financing activities	28,774	(6,479)
Net increase in cash and cash equivalents	106,942	210
Cash and cash equivalents at beginning of period	206,948	45,390
Cash and cash equivalents at end of period	$313,890	$45,600

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2005.

In connection with the consummation of Magellan’s Third Amended Plan of Reorganization as modified (the “Plan”) and its emergence from chapter 11 reorganization proceedings, as consummated on January 5, 2004 (the “Effective Date”), Magellan applied the fresh start reporting provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, (“SOP 90-7”) as of December 31, 2003.

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

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Company approximated $402.8 million and $1,185.8 million for the three months and nine months ended September 30, 2004, respectively, and

$405.5 million and $1,221.1 million, for the three months and nine months ended September 30, 2005, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance-based revenue of approximately $2.2 million and $7.1 million for the three months and nine months ended September 30, 2004, respectively, and $2.9 million and $9.8 million for the three months and nine months ended September 30, 2005, respectively.

Significant Customers

The Company’s contracts with Aetna, Inc. (“Aetna”) and the State of Tennessee’s TennCare program (“TennCare”) each generated revenues that exceeded ten percent of consolidated net revenues in the three months and nine months ended September 30, 2004 and 2005. The Company is party to several contracts with entities that are now controlled by WellPoint, Inc. (“WellPoint”) that represent a significant concentration of business for the Company. In addition, the Company has a significant concentration of business from individual customers which are part of the Pennsylvania Medicaid program.

Revenue from the Aetna contract was $58.4 million and $170.4 million for the three months and nine months ended September 30, 2004, respectively, and $61.8 million and $184.5 million for the three months and nine months ended September 30, 2005, respectively. On December 8, 2004, the Company was informed that Aetna would not renew such contract as of December 31, 2005, and that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral health care services for Aetna’s members (the “Aetna Assets”). On February 23, 2005, the Company and Aetna executed an asset purchase agreement related to Aetna’s purchase of the Aetna Assets. The purchase price for the Aetna Assets is based on certain variable factors and the Company estimates that the price will be $50 million to $55 million.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statement of income. The Company recorded $107.4 million and $320.1 million of revenue from its TennCare contracts during the three months and nine months ended September 30, 2004, respectively, and $108.1 million and $334.8 million during the three months and nine months ended September 30, 2005, respectively.

In September 2003, the State of Tennessee (the “State”) divided the TennCare program into three regions. The Company’s contract for the East region had a term through December 31, 2005, with extensions at the State’s option through December 31, 2008. The Company’s contracts for the Middle and West regions also had terms through December 31, 2005. On July 27, 2005, the State notified the Company that the contracts for all three regions have been extended through June 30, 2006. Rates for the period January through June 2006 will be actuarially determined at a later date.

In July 2005, the State of Tennessee, in response to the increased costs of the TennCare program, determined to disenroll approximately 180,000 members from the TennCare program and to limit benefits to be delivered under the program. On August 1, 2005, the State started phasing-in such membership reductions. It is anticipated that substantially all membership reductions will be in place by December 31, 2005. The estimated impact of both the disenrollment and rate changes due to the benefit adjustments is a reduction to annual revenue of approximately $59 million.

Total revenue from the various contracts with entities that are now controlled by WellPoint totaled $33.4 million and $97.8 million during the three months and nine months ended September 30, 2004, respectively, and $32.5 million and $99.7 million during the three months and nine months ended September 30, 2005, respectively. One such contract, which generated revenue of $23.8 million and $71.8 million during the three months and nine months ended September 30, 2005, respectively, was to expire as of December 31, 2005 but has been extended through December 31, 2007. A second contract with an entity controlled by WellPoint, which generated revenue of $5.9 million and $19.3 million for the three months and nine months ended September 30, 2005, respectively, expired on September 30, 2005 and was not renewed by the customer beyond such date. A third contract with a WellPoint-related entity which generated revenue of $1.3 million and $3.9 million for the three months and nine months ended September 30 2005, respectively, was terminated by the customer effective December 31, 2005. The other WellPoint-related contracts have terms ranging from September 30, 2006 through December 31, 2007.

On September 27, 2005, WellPoint and WellChoice, Inc. (“WellChoice”) jointly announced that they had signed a definitive merger agreement whereby WellChoice would operate as a wholly owned subsidiary of WellPoint. The transaction will be subject to customary closing conditions, including approval of WellChoice’s stockholders and various regulatory approvals. WellPoint and WellChoice currently expect the transaction to close in the first quarter of 2006. The Company has a contract with WellChoice that extends through December 31, 2007, and which generated revenue of $18.7 million and $56.0 million for the three months and nine months ended September 30, 2005. Consummation of this merger would result in a further concentration of the Company’s business with entities controlled by WellPoint.

The Company derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $48.1 million and $139.3 million in the three months and nine months ended September 30, 2004, respectively, and $54.2 million and $159.7 million in the three months and nine months ended September 30, 2005, respectively.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2004 and September 30, 2005 were as follows (in thousands):

	December 31, 2004	September 30, 2005
Restricted cash	$104,414	$145,535
Restricted short-term investments	35,600	34,782
Restricted deposits (included in other current assets)	17,098	14,945
Restricted long-term investments	592	8,829
Total	$157,704	$204,091

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

As of September 30, 2005, there were no unrealized losses that the Company believed to be other-than-temporary, because the Company believes it is probable that: (i) all contractual terms of each investment will be satisfied, (ii) the decline in fair value is due primarily to changes in interest rates (and not because of increased credit risk), and (iii) the Company intends and has the ability to hold each investment for a period of time sufficient to allow a market recovery. Unrealized losses related to investments greater and less than one year are not material. No realized gains or losses were recorded for the three months and nine months ended September 30, 2004 and 2005.

The following is a summary of short-term and long-term investments at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$220,091	$—	$(474)	$219,617
Corporate debt securities	126,376	—	(370)	126,006
Certificates of deposit	467	—	—	467
Total investments at December 31, 2004	$346,934	$—	$(844)	$346,090

The following is a summary of short-term and long-term investments at September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$131,801	$—	$(257)	$131,544
Corporate debt securities	345,776	—	(677)	345,099
Certificates of deposit	302	—	—	302
Total investments at September 30, 2005	$477,879	$—	$(934)	$476,945

The maturity dates of the Company’s investments as of September 30, 2005 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due prior to October 1, 2006	$458,786	$458,086
Due October 1, 2006 through December 31, 2006	19,093	18,859
Total investments at September 30, 2005	$477,879	$476,945

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are reflected in the table below (in thousands):

Balance as of December 31, 2004	$392,267
Adjustment to goodwill as a result of the projected realization of net operating loss carryforwards subsequent to fresh-start reporting(1)	(42,256)
Balance as of September 30, 2005	$350,011

(1)          During fiscal 2005, the Company recorded a tax benefit from the utilization of pre-reorganization net operating loss carryforwards (“NOLs”). This tax benefit has been reflected as a reduction of goodwill rather than as a reduction to the provision for income taxes in the condensed consolidated statements of income, in accordance with SOP 90-7.

Intangible Assets

At December 31, 2004 and September 30, 2005, the Company had net identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $44.3 million and $33.9 million, respectively, net of accumulated amortization of approximately $13.8 million and $24.2 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from approximately two to eighteen years. Amortization expense was $3.4 million and $10.4 million for the three months and nine months ended September 30, 2004, and 2005, respectively.

Cost of Care and Medical Claims Payable

Cost of care is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of September 30, 2005; however, actual claims payments and other items may differ from established estimates.

Income Taxes

The Company’s effective income tax rate was 36.5 percent and 29.6 percent for the three months and nine months ended September 30, 2004, respectively, and was 32.7 percent and 38.0 percent for the three months and nine months ended September 30, 2005, respectively. The effective rate for the nine months ended September 30, 2005 varies from federal statutory rates primarily due to the inclusion of state taxes on current year income. The effective rate for the three months ended September 30, 2005 varies from federal statutory rates primarily due to non-taxable book income. The prior year effective rate varies substantially from federal statutory rates primarily due to certain transactions which occurred pursuant to the Plan, which reduced taxable income for 2004 but reduced book income in 2003 in accordance with SOP 90-7.

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

The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”(“SFAS 148”). At December 31, 2004 and September 30, 2005, the Company had stock-based employee incentive plans, which are described more fully in Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Under APB 25, the Company recorded stock compensation expense of $2.6 million and $15.9 million in the three months and nine months ended September 30, 2004, respectively, and $3.9 million and $12.0 million, in the three months and nine months ended September 30, 2005, respectively.

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS 123 had been applied in measuring compensation cost for stock-based awards (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
Net income, as reported	$26,556		$34,399		$67,918		$80,670
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,547	(1)	2,440	(1)	4,641	(1)	6,759	(1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(1,926)		(3,615)		(5,891)		(9,686)
Pro forma net income	$26,177		$33,224		$66,668		$77,743
Income per common share:
Basic—as reported	$0.75		$0.94		$1.92		$2.25
Basic—pro forma	$0.74		$0.91		$1.89		$2.17
Diluted—as reported	$0.73		$0.91		$1.87		$2.17
Diluted—pro forma	$0.72		$0.88		$1.84		$2.09

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

Reclassifications

Certain amounts previously reported for the three months and nine months ended September 30, 2004 have been reclassified to conform to the presentation of amounts reported for the three months and nine months ended September 30, 2005.

NOTE B—Supplemental Cash Flow Information

Reflected below is supplemental cash flow information related to the nine months ended September 30, 2004 and 2005 (in thousands):

	Nine Months Ended September 30,
	2004	2005
Income taxes paid	$4,463	$4,851
Interest paid	$17,361	$19,375
Assets acquired through capital leases	$1,858	$315

NOTE C—Long Term Debt and Capital Lease Obligations

Information with regard to the Company’s long-term debt and capital lease obligations at December 31, 2004 and September 30, 2005 is as follows (in thousands):

	December 31, 2004	September 30, 2005
Credit Agreement:
Revolving Facility due through 2008	$—	$—
Term Loan Facility (5.87125% at September 30, 2005) due through 2008	85,000	68,125
9.375% Series A Senior Notes due 2008	233,456	233,456
9.375% Series B Senior Notes due 2008	7,116	7,181
Note payable to Aetna (10.00% at September 30, 2005) due through 2005	48,915	48,915
4.36% to 4.625% capital lease obligations due through 2009	4,991	2,915
	379,478	360,592
Less current maturities of long-term debt and capital lease obligations	(75,158)	(75,070)
	$304,320	$285,522

NOTE D—Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of income from continuing operations per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Income from continuing operations available to common stockholders—basic and diluted	$27,163	$33,495	$68,526	$78,398
Denominator:
Weighted average number of common shares outstanding—basic	35,371	36,436	35,365	35,795
Common stock equivalents—stock options	996	912	688	1,170
Common stock equivalents—warrants	227	247	182	229
Common stock equivalents—restricted stock	—	10	—	6
Weighted average number of common shares outstanding—diluted	36,594	37,605	36,235	37,200
Income from continuing operations available to common stockholders per common share—basic	$0.77	$0.92	$1.94	$2.19
Income from continuing operations available to common stockholders per common share—diluted	$0.74	$0.89	$1.89	$2.11

The weighted average number of common shares outstanding for the three months and nine months ended September 30, 2004 and 2005 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2004 and 2005 represent stock options to purchase shares of the Company’s Ordinary Common Stock and restricted stock awards which were granted pursuant to the MIP and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

During the nine months ended September 30, 2005, options to purchase 1,043,180 shares were exercised. During the nine months ended September 30, 2005, the Company granted 1,041,950 options to members of management pursuant to the MIP, at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates. The Company also granted 109,079 shares of restricted stock pursuant to the MIP. These options and restricted stock awards vest ratably over four years. The compensation charge of $3.8 million from the grant of restricted stock will be recognized ratably over a four year period from the grant date.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2004
Net revenue	$233,769	$32,991	191,194	$—	$457,954
Cost of care	126,681	8,981	167,706	—	303,368
Direct service costs	41,483	15,785	10,746	—	68,014
Other operating expenses	—	—	—	22,992	22,992
Equity in earnings of unconsolidated subsidiaries	(1,863)	—	—	—	(1,863)
Segment profit (loss)	$67,468	$8,225	$12,742	$(22,992)	$65,443

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2005
Net revenue	$228,849	$31,437	$193,980	$—	$454,266
Cost of care	128,674	7,477	162,983	—	299,134
Direct service costs	39,617	15,706	6,991	—	62,314
Other operating expenses	—	—	—	25,698	25,698
Equity in earnings of unconsolidated subsidiaries	(1,759)	—	—	—	(1,759)
Segment profit (loss)	$62,317	$8,254	$24,006	$(25,698)	$68,879

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2004
Net revenue	$684,094	$102,254	$563,886	$—	$1,350,234
Cost of care	370,254	29,028	499,513	—	898,795
Direct service costs	128,981	49,981	31,190	—	210,152
Other operating expenses	—	—	—	73,234	73,234
Equity in earnings of unconsolidated subsidiaries	(5,561)	—	—	—	(5,561)
Segment profit (loss)	$190,420	$23,245	$33,183	$(73,234)	$173,614

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2005
Net revenue	$687,244	$94,839	$589,481	$—	$1,371,564
Cost of care	382,545	23,122	514,596	—	920,263
Direct service costs	121,493	47,842	22,193	—	191,528
Other operating expenses	—	—	—	75,406	75,406
Equity in earnings of unconsolidated subsidiaries	(4,711)	—	—	—	(4,711)
Segment profit (loss)	$187,917	$23,875	$52,692	$(75,406)	$189,078

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Segment profit	$65,443	$68,879	$173,614	$189,078
Depreciation and amortization	(10,712)	(12,161)	(31,478)	(36,952)
Interest expense	(9,109)	(8,711)	(27,499)	(25,961)
Interest income	1,760	4,995	3,593	11,927
Stock compensation expense	(2,580)	(3,855)	(15,898)	(12,024)
Special charges	(1,770)	556	(4,304)	556
Income from continuing operations before income taxes and minority interest	$43,032	$49,703	$98,028	$126,624

NOTE H—Secondary Offering

In May 2005, Magellan Holdings Inc., an affiliate of Onex Corporation, a Canadian corporation, (collectively with Onex Corporation, “Onex”), sold a total of 4,746,500 shares of Ordinary Common Stock automatically issued upon conversion of shares of Multi-Vote Common Stock owned by it in a secondary public offering registered with the SEC pursuant to a Registration Rights Agreement dated as of January 3, 2004 between the Company and Onex that was entered into in connection with the issuance of such shares of Multi-Vote Common Stock under the Plan to Onex. As a result of such sale, pursuant to the provisions governing the Multi-Vote Common Stock, the remaining shares held by Onex ceased to have special voting or other rights and in all material respects are the same as the shares of Ordinary Common Stock and, accordingly, all directors of the Company will be elected by both classes of common stockholders together, each having one vote per share. The Company did not receive any of the proceeds from such transactions.

NOTE I—Subsequent Event

On October 26, 2005, the Company’s Board of Directors authorized a transaction whereby the Company will redeem the Company’s outstanding Senior Notes of $240.6 million using available unrestricted cash and investments. The transaction, which is expected to close in November 2005, will include a required premium payment of approximately $11.3 million.

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

•       present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;

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

Overview

The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) and (iv) products which combine features of some or all of the Company’s risk-based, ASO or EAP products. At September 30, 2005, the Company managed the behavioral healthcare benefits of approximately 55.2 million individuals.

Business Segments

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. This segment’s contracts encompass both risk-based and ASO contracts. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. The Company’s Health Plan Solutions segment managed the behavioral health benefits of approximately 39.8 million covered lives as of September 30, 2005.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations, governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products. The Company’s Employer Solutions segment provided these services for approximately 13.5 million covered lives as of September 30, 2005.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions or Employer Solutions segments due to the nature of populations, benefits provided and other matters. The Company’s Public Sector Solutions segment managed the behavioral health benefits of approximately 1.9 million covered lives as of September 30, 2005.

Corporate and Other.   This segment of the Company is composed primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment, or in the other three segments referred to above.

Significant Customers

The Health Plan Solutions segment includes revenue derived from the Company’s contract with Aetna, Inc. (“Aetna”) of $58.4 million and $170.4 million, during the three months and nine months ended September 30, 2004, respectively, and $61.8 million and $184.5 million during the three months and nine months ended September 30, 2005, respectively. As described in Note A—“General—Summary of Significant Accounting Policies” the Aetna contract will terminate on December 31, 2005.

The Company is party to several contracts with entities that are now controlled by WellPoint, Inc. (“WellPoint”), that represent a significant concentration of business for the Company. Total revenue from such contracts totaled $33.4 million and $97.8 million during the three months and nine months ended September 30, 2004, respectively, and $32.5 million and $99.7 million during the three months and nine months ended September 30, 2005, respectively. One such contract, which generated revenue of $23.8 million and $71.8 million during the three months and nine months ended September 30, 2005, respectively, was to expire as of December 31, 2005 but has been extended through December 31, 2007. A second contract with an entity controlled by WellPoint, which generated revenue of $5.9 million and $19.3 million for the three months and nine months ended September 30, 2005, respectively, expired on September 30, 2005 and was not renewed by the customer beyond such date. A third contract with a WellPoint-related entity which generated revenue of $1.3 million and $3.9 million for the three months and nine months ended September 30 2005, respectively, was terminated by the customer effective December 31, 2005. The other WellPoint-related contracts have terms ranging from September 30, 2006 through December 31, 2007.

On September 27, 2005, WellPoint and WellChoice, Inc. (“WellChoice”) jointly announced that they had signed a definitive merger agreement whereby WellChoice would operate as a wholly owned subsidiary of WellPoint. The transaction will be subject to customary closing conditions, including approval of WellChoice’s stockholders and various regulatory approvals. WellPoint and WellChoice currently expect the transaction to close in the first quarter of 2006. The Company has a contract with WellChoice that extends through December 31, 2007, and which generated revenue of $18.7 million and $56.0 million for the three months and nine months ended September 30, 2005. Consummation of this merger would result in a further concentration of the Company’s business with entities controlled by WellPoint.

As noted above, substantially all of the Company’s Health Plan Solutions segment revenues are derived from Blue Cross and Blue Shield health plans and other managed care companies, health insurers and health plans. As described in the section entitled “Cautionary Statements—Changes in the Managed Care Industry” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, some of the Company’s customers have decided to provide managed behavioral healthcare services directly to their subscribers. In addition to Aetna and the WellPoint-related entities noted above, other managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and will instead manage behavioral healthcare services for their subscribers. The Company believes that the total impact of such non-renewals will be a reduction to revenue of approximately $330 million during fiscal 2006, $250 million of which relates to Aetna.

The Company’s Public Sector Solutions segment provides managed behavioral healthcare services to the State of Tennessee’s TennCare program (“TennCare”), both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”), and through a contract held by Premier Behavioral Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s condensed consolidated statement of income. The Company recorded $107.4 million and $320.1 million of revenue from its TennCare contracts during the three months and nine months ended September 30, 2004, respectively, and $108.1 million and $334.8 million during the three months and nine months ended September 30, 2005, respectively.

In September 2003, the State of Tennessee (the “State”) divided the TennCare program into three regions. The Company’s contract for the East region had a term through December 31, 2005, with extensions at the State’s option through December 31, 2008. The Company’s contracts for the Middle and West regions also had terms through December 31, 2005. On July 27, 2005, the State notified the Company that the contracts for all three regions have been extended through June 30, 2006. Rates for the period January through June 2006 will be actuarially determined at a later date.

In July 2005, the State of Tennessee, in response to the increased costs of the TennCare program, determined to disenroll approximately 180,000 members from the TennCare program and to limit benefits to be delivered under the program. On August 1, 2005, the State started phasing-in such membership reductions. It is anticipated that substantially all membership reductions will be in place by December 31, 2005. The estimated impact of both the disenrollment and rate changes due to the benefit adjustments is a reduction to annual revenue of approximately $59 million.

The Company’s Public Sector Solutions segment derives a significant portion of its revenue from contracts with various counties in the state of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $48.1 million and $139.3 million in the three months and nine months ended September 30, 2004, respectively and $54.2 million and $159.7 million in the three months and nine months ended September 30, 2005, respectively.

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

Managed Care Revenue.   Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenue earned by the Company approximated $402.8 million and $1,185.8 million for the three months and nine months ended

September 30, 2004, respectively, and $405.5 million and $1,221.1 million for the three months and nine months ended September 30, 2005, respectively.

Performance-based Revenue.   The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. The Company recognized performance-based revenue of approximately $2.2 million and $7.1 million for the three months and nine months ended September 30, 2004, respectively, and $2.9 million and $9.8 million for the three months and nine months ended September 30, 2005, respectively.

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

Cost of Care and Medical Claims Payable.   Cost of care is recognized in the period in which members received behavioral health services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of September 30, 2005; however, actual claims payments and other items may differ from established estimates.

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

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable net operating loss carryforwards (“NOLs”) as of December 31, 2004 of approximately $525 million available to reduce future federal taxable income. These estimated NOLs expire in 2009 through 2020 and are subject to examination and adjustment by the Internal Revenue Service (“IRS”). In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and, therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its net deferred tax assets at December 31, 2004 and September 30, 2005. As of December 31, 2004 and September 30, 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are “more likely than not” to be realizable.

The Company recognized tax expense attributable to estimated, current taxable income for the three months and nine months ended September 30, 2004 and 2005 due to the Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2004
Net revenue	$233,769	$32,991	$191,194	$—	$457,954
Cost of care	126,681	8,981	167,706	—	303,368
Direct service costs	41,483	15,785	10,746	—	68,014
Other operating expenses	—	—	—	22,992	22,992
Equity in earnings of unconsolidated subsidiaries	(1,863)	—	—	—	(1,863)
Segment profit (loss)	$67,468	$8,225	$12,742	$(22,992)	$65,443

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended September 30, 2005
Net revenue	$228,849	$31,437	$193,980	$—	$454,266
Cost of care	128,674	7,477	162,983	—	299,134
Direct service costs	39,617	15,706	6,991	—	62,314
Other operating expenses	—	—	—	25,698	25,698
Equity in earnings of unconsolidated subsidiaries	(1,759)	—	—	—	(1,759)
Segment profit (loss)	$62,317	$8,254	$24,006	$(25,698)	$68,879

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2004
Net revenue	$684,094	$102,254	$563,886	$—	$1,350,234
Cost of care	370,254	29,028	499,513	—	898,795
Direct service costs	128,981	49,981	31,190	—	210,152
Other operating expenses	—	—	—	73,234	73,234
Equity in earnings of unconsolidated subsidiaries	(5,561)	—	—	—	(5,561)
Segment profit (loss)	$190,420	$23,245	$33,183	$(73,234)	$173,614

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Nine Months Ended September 30, 2005
Net revenue	$687,244	$94,839	$589,481	$—	$1,371,564
Cost of care	382,545	23,122	514,596	—	920,263
Direct service costs	121,493	47,842	22,193	—	191,528
Other operating expenses	—	—	—	75,406	75,406
Equity in earnings of unconsolidated subsidiaries	(4,711)	—	—	—	(4,711)
Segment profit (loss)	$187,917	$23,875	$52,692	$(75,406)	$189,078

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Segment profit	$65,443	$68,879	$173,614	$189,078
Depreciation and amortization	(10,712)	(12,161)	(31,478)	(36,952)
Interest expense	(9,109)	(8,711)	(27,499)	(25,961)
Interest income	1,760	4,995	3,593	11,927
Stock compensation expense	(2,580)	(3,855)	(15,898)	(12,024)
Special charges	(1,770)	556	(4,304)	556
Income from continuing operations before income taxes and minority interest	$43,032	$49,703	$98,028	$126,624

Quarter ended September 30, 2005 (“Current Year Quarter”), compared to the quarter ended September 30, 2004 (“Prior Year Quarter”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment decreased by 2.1 percent or $4.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $18.8 million and favorable contractual settlements with customers in the Prior Year Quarter related to prior periods of $5.5 million, which decreases were partially offset by net favorable rate changes of $11.2 million, increased membership from existing customers of $6.8 million and other net variances of $1.4 million.

Cost of Care

Cost of care increased by 1.6 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to estimated higher costs due to care trends and other net changes of $11.0 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.4 million, increased membership from existing customers of $3.0 million and favorable prior period medical claims development recorded in the Prior Year Quarter of $1.0 million, which increases were partially offset by terminated contracts of $13.0 million and favorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.4 million. Cost of care increased as a percentage of risk revenue to 69.6 percent in the Current Year Quarter from 67.6 percent in the Prior Year Quarter, mainly due to care trends and the recording of medical claims development. For further discussion of Health Plan Solutions care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 4.5 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to lower discretionary benefit costs recognized in 2005 and the effect of cost reduction efforts. Direct service costs decreased as a percentage of revenue from 17.7 percent in the Prior Year Quarter to 17.3 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relation to revenue is mainly due to the aforementioned lower discretionary benefit costs and cost reduction efforts undertaken by the Company.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 5.6 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal Health Care, LLC (“Royal”), mainly due to a reduction in Royal’s rates with its customers.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 4.7 percent or $1.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $3.9 million, which were partially offset by revenue from new customers of $1.7 million, increased membership from existing customers of $0.4 million and other net favorable changes of $0.2 million.

Cost of Care

Cost of care decreased by 16.7 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $0.8 million and favorable care trends and other net variances of $0.9 million, which decreases were partially offset by care costs related to new customers of $0.2 million. Cost of care decreased as a percentage of risk revenue from 30.5 percent in the Prior Year Quarter to 27.1 percent in the Current Year Quarter, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs decreased by 0.5 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to terminated contracts. Direct service costs increased as a percentage of revenue to 50.0 percent in the Current Year Quarter from 47.8 percent for the Prior Year Quarter.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 1.5 percent or $2.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased membership from existing customers of $5.3 million, and other net changes of $1.4 million, which increases were partially offset by terminated contracts of $3.9 million.

Cost of Care

Cost of care decreased by 2.8 percent or $4.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is due to a Current Year Quarter change in estimate related to a potential contractual liability of $9.8 million that was accrued for in prior periods, partially offset by net increased membership from existing customers of $4.1 million and care trends and other net changes of $1.0 million. Cost of care decreased as a percentage of risk revenue from 90.2 percent in the Prior Year Quarter to 84.5 percent in the Current Year Quarter mainly due to the out of period adjustment noted above.

Direct Service Costs

Direct service costs decreased by 34.9 percent or $3.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs was primarily due to terminated contracts of $1.4 million and other net decreases of $2.4 million. As a percentage of revenue, direct service costs decreased from 5.6 percent in the Prior Year Quarter to 3.6 percent in the Current Year Quarter, due to changes in business mix.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment increased by 11.8 percent or $2.7 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from a net loss due to disposals of property and equipment of $1.5 million recorded in the Current Year Quarter and a net increase in discretionary benefit costs of $1.3 million mainly due to favorable adjustments recorded in the Prior Year Quarter, which increases were offset by other net favorable variances of $0.1 million. As a percentage of total net revenue, other operating expenses increased from 5.0 percent for the Prior Year Quarter to 5.7 percent for the Current Year Quarter primarily due to the increases in expenses described above.

Depreciation and Amortization

Depreciation and amortization expense increased by 13.5 percent or $1.4 million from the Prior Year Quarter to the Current Year Quarter, primarily due to capital acquisitions subsequent to the Prior Year Quarter.

Interest Expense

Interest expense decreased by 4.4 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to a reduction of the effective interest rate on borrowings under the Credit Agreement (as defined below) of 1.25 percent in October 2004, a reduction of the amount of the letter of credit facility in September 2004, and a reduction in the average term loan balance due to scheduled payments of principle.

Interest Income

Interest income increased by $3.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in total invested balances and higher interest rates.

Other Items

The Company recorded approximately $2.6 million and $3.9 million of stock compensation expense in the Prior Year Quarter and Current Year Quarter, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

The Company recorded special charges of $1.8 million in the Prior Year Quarter. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that resulted in the elimination of certain positions and the closure of certain offices. The Company recorded special charges of $(0.6) million in the Current Year Quarter relating to the reversal of lease run-out costs accrued in the Prior Year Quarter, for which a buyout was negotiated in the Current Year Quarter.

Income Taxes

The Company’s effective income tax rate was 32.7 percent in the Current Year Quarter and 36.5 percent in the Prior Year Quarter. The Company records taxes based on estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its lack of a sufficient history of profitable operations subsequent to its emergence from reorganization proceedings. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and, therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

The Current Year Quarter effective rate varies from federal statutory rates due primarily to book income which is not taxable in the Current Year. The Prior Year Quarter effective rate varies substantially from federal statutory rates due primarily to certain transactions which occurred pursuant to Magellan’s Third Joint Amended Plan of Reorganization (the “Plan”), as consummated on January 5, 2004 (the “Effective Date”), which reduced taxable income for 2004 but reduced book income in 2003 in accordance with SOP 90-7.

Discontinued Operations

The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,
	2004	2005
Healthcare provider and franchising segments	$(149)	$868
Specialty managed healthcare segment	(14)	(8)
Human services segment	(444)	44
	$(607)	$904

Income in the Current Year Quarter is primarily attributable to the reduction in estimates of certain reserves.

The loss in the Prior Year Quarter resulted from a change in estimated reserves for various accrued liabilities.

Nine months ended September 30, 2005 (“Current Year Period”), compared to the nine months ended September 30, 2004 (“Prior Year Period”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 0.5 percent or $3.2 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to favorable rate changes of $38.4 million, net increased membership from existing and new customers of $18.4 million, and other net changes totaling $2.7 million, which increases were partially offset by decreases due to terminated contracts of $50.8 million and favorable contractual settlements with customers in the Prior Year Period relating to prior periods of $5.5 million.

Cost of Care

Cost of care increased by 3.3 percent or $12.3 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to estimated higher costs due to care trends and other net changes of $31.5 million, net increased membership from existing and new customers of $8.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $6.6 million, and unfavorable prior period medical claims development recorded in the Current Year Period of $1.8 million, which increases were partially offset by terminated contracts of $33.8 million and favorable care development for the Prior Year Period which was recorded after the Prior Year Period of $1.9 million. Cost of care increased as a percentage of risk revenue from 67.8 percent in the Prior Year Period to 69.4 percent in the Current Year Period, mainly due to care trends and the recording of medical claims development. For further discussion of Health Plan Solutions care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 5.8 percent or $7.5 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers and higher discretionary benefit costs recognized in the Prior Year Period. Direct service costs decreased as a percentage of revenue from 18.9 percent in the Prior Year Period to 17.7 percent in the Current Year Period. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and rate and other revenue increases since the Prior Year Period.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 15.3 percent or $0.9 million from the Prior Year Period to the Current Year Period. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal, mainly due to a reduction in Royal’s rates with its customers.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 7.3 percent or $7.4 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $12.4 million and other net decreases of $1.5 million (mainly due to rates and program changes), which decreases were partially offset by membership from new customers of $5.1 million and net increased membership from existing customers of $1.4 million.

Cost of Care

Cost of care decreased by 20.3 percent or $5.9 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $3.4 million and estimated lower costs due to care trends and other net changes of $2.5 million. Cost of care decreased as a percentage of risk revenue from 31.9 percent in the Prior Year Period to 27.7 percent in the Current Year Period, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs decreased by 4.3 percent or $2.1 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership, and higher discretionary benefit costs recognized in the Prior Year Period. Direct service costs increased as a percentage of revenue from 48.9 percent for the Company in the Prior Year Period to 50.4 percent for the Company in the Current Year Period.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 4.5 percent or $25.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased membership from existing customers of $36.4 million and other net increases of $1.0 million, which increases were partially offset by terminated contracts of $11.8 million.

Cost of Care

Cost of care increased by 3.0 percent or $15.1 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased membership from existing customers of $31.4 million, which increase was partially offset by a Current Year Period change in estimate related to a potential contractual liability of $2.8 million that was accrued for in the prior year, a contract change of $12.0 million and other net changes of $1.5 million. Cost of care decreased as a percentage of risk revenue from 91.1 percent in the Prior Year Period to 87.7 percent in the Current Year Period, mainly due to contract changes experienced in the Current Year Period.

Direct Service Costs

Direct service costs decreased by 28.8 percent or $9.0 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs was primarily due to terminated contracts of $5.1 million and other net decreases of $3.9 million. As a percentage of revenue, direct service costs decreased from 5.5 percent in the Prior Year Period to 3.8 percent in the Current Year Period.

Corporate and Other

Other Operating Expense

Other operating expenses related to the Corporate and Other segment increased by 3.0 percent or $2.2 million from the Prior Year Period to the Current Year Period. The increase is due to an increase in the net loss from disposals of property and equipment of $1.1 million, and other net unfavorable variances of $1.1 million. As a percentage of total net revenue, other operating expenses increased from 5.4 percent in the Prior Year Period to 5.5 percent in the Current Year Period primarily due to the increases in expenses described above.

Depreciation and Amortization

Depreciation and amortization increased by 17.4 percent or $5.5 million from the Prior Year Period to the Current Year Period. The increase is mainly attributable to capital acquisitions subsequent to the Prior Year Period.

Interest Expense

Interest expense decreased by 5.6 percent or $1.5 million from the Prior Year Period to the Current Year Period, mainly due to a reduction of the effective interest rate on borrowings under the Credit Agreement (as defined below) of 1.25 percent in October 2004, a reduction of the amount of the letter of credit facility in September 2004, and a reduction in the average term loan balance due to scheduled payments of principle.

Interest Income

Interest income increased by $8.3 million from the Prior Year Period to the Current Year Period, mainly due to an increase in total invested balances and higher interest rates.

Other Items

The Company recorded approximately $15.9 million and $12.0 million of stock compensation expense in the Prior Year Period and Current Year Period, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

The Company recorded special charges of $4.3 million in the Prior Year Period. The special charges primarily consist of employee severance and termination benefits and lease termination costs related to restructuring plans that resulted in the elimination of certain positions and the closure of certain offices. The Company recorded special charges of $(0.6) million in the Current Year Period relating to the reversal of lease run-out costs accrued in the Prior Year Period, for which a buyout was negotiated in the Current Year Period.

Income Taxes

The Company’s effective income tax rate was 38.0 percent in the Current Year Period and 29.6 percent in the Prior Year Period. The Company records taxes based on estimated current taxable income due to the uncertainty as to the Company’s ability to realize deferred tax assets based on its lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs which existed at January 5, 2004 will be accounted for as reductions to goodwill and therefore, will only benefit cash flows due to reduced tax payments and will not benefit the Company’s tax provision for income taxes.

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

Discontinued Operations

The following table summarizes, for the periods indicated, income (loss) from discontinued operations, net of tax (in thousands):

	Nine Months Ended September 30,
	2004	2005
Healthcare provider and franchising segments	$(244)	$1,621
Specialty managed healthcare segment	80	(18)
Human services segment	(444)	669
	$(608)	$2,272

Income from the healthcare provider and franchising segments in the Current Year Period is attributable to the collection of approximately $1.0 million in Medicare cost report settlements, the reduction in estimated reserves for various accrued liabilities of $0.7 million, and other settlements of approximately $0.4 million, partially offset by income tax provision of approximately $0.5 million.

Income from the human services segment in the Current Year Period is attributable to the reduction in estimated reserves for various accrued liabilities.

The loss from the human services segment in the Prior Year Period represents a change in estimated reserves for various accrued liabilities.

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

The Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the Company’s Health Plan Solutions segment revenues are derived from Blue Cross and Blue Shield health plans, and other managed care companies, health insurers and health plans. In addition to Aetna and the WellPoint-related entities noted above, other managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and will instead manage behavioral healthcare services directly for their subscribers. The Company believes that the total impact of such non-renewals will be a reduction to revenue of approximately $330 million during fiscal 2006, $250 million of which relates to Aetna.

Health Plan Solutions Care Trends.   The Company estimates that care costs for the Health Plan Solutions segment are currently trending at an annualized rate of 8 to 10 percent as of September 30, 2005. The current year trend factor has been unfavorably impacted by one-time increases in provider rates for certain providers during early 2005, as well as a change in business mix during the year. The Company expects that the care trend factor for fiscal 2006 will adjust downward to a rate of 7 to 9 percent, as the provider rate and business mix items should not repeat during 2006.

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

During the nine months ended September 30, 2005, options to purchase 1,043,180 shares were exercised. During the nine months ended September 30, 2005, the Company granted 1,041,950 options to members of management pursuant to the MIP, at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates. The Company also granted 109,079 shares of restricted stock pursuant to the MIP. These options and restricted stock awards vest ratably over four years. The compensation charge of $3.8 million from the grant of restricted stock will be recognized ratably over a four year period from the grant date.

As a result of the foregoing, the Company recorded stock compensation expense of $2.6 million and $15.9 million in the three months and nine months ended September 30, 2004, respectively, and $3.9 million and $12.0 million in the three months and nine months ended September 30, 2005, respectively.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s credit agreement with Deutsche Bank dated January 5, 2004, as amended (the “Credit Agreement”) and its note payable to Aetna (the “Aetna Note”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement and the Aetna Note as of September 30, 2005, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Operating Restructuring Activities.   During the Prior Year Period, the Company incurred special charges of $4.3 million. The majority of the special charges incurred related to the Company’s restructuring initiatives which were generally focused on consolidating service centers, creating more efficiencies in corporate overhead, consolidating systems, improving call center technology and instituting other operational and business efficiencies while maintaining or improving service to customers. The Company recorded special charges of $(0.6) million in the nine months ended Current Year Period relating to the reversal of lease run-out costs accrued in the Prior Year Period, for which a buyout was negotiated in the Current Year Period.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities increased by approximately $56.1 million for the Current Year Period as compared to the Prior Year Period. The increase in operating cash flows is primarily due to payments in the Prior Year Period of approximately $66.2 million for liabilities related to the chapter 11 proceedings. The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 includes a $37.7 million increase in restricted cash related to Public Sector Solutions segment contracts, a majority of which is timing in nature. During the nine months ended September 30, 2005, the Company was not required to make any material infusions of restricted cash of a permanent nature in relation to statutory or regulatory requirements for the Company’s contracts or subsidiaries. During the Current Year Period, the Company made discretionary bonus payments of $23.1 million as compared to payments of $15.5 million in the Prior Year Period.

Investing Activities.   Approximately $12.4 million and $14.4 million were utilized during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

During the Current Year Period, the Company received proceeds of $7.0 million related to the prepayment of a portion of a note receivable with National Mentor, Inc. (“Mentor”). The outstanding receivable balance of the Mentor note is $3.0 million as of September 30, 2005.

During the Current Year Period, the Company utilized net cash of approximately $130.4 million for the purchase of “available-for-sale” investments. The Company’s investments consist of U.S. Government and agency securities, corporate debt securities and certificates of deposit.

Financing Activities.   During the Prior Year Period, the Company received net proceeds of approximately $147.9 million from the issuance of new equity, net of issuance costs of approximately $3.1 million, received net proceeds of approximately $92.8 million from the issuance of long-term debt, net of issuance costs of approximately $7.4 million, repaid approximately $192.4 million in debt upon consummation of the Plan, repaid approximately $11.2 million of indebtedness outstanding under the Term Loan Facility and made payments on capital lease obligations of approximately $8.3 million.

During the Current Year Period, the Company repaid approximately $16.9 million in debt, made payments on capital lease obligations of approximately $2.4 million and received proceeds of approximately $12.8 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During fiscal 2005, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $6 million to $16 million of additional funds in fiscal 2005 for capital expenditures. Also, in November 2005, the Company intends to redeem the outstanding Senior Notes of $240.6 million using available unrestricted cash and investments. The transaction will include a required premium payment of approximately $11.3 million. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs or debt service in fiscal 2005. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

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

Off-Balance Sheet Arrangements.   As of September 30, 2005, the Company has no off-balance sheet arrangements of a material significance.

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

The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its NOLs and other deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its net deferred tax assets at December 31, 2004 and September 30, 2005. As of December 31, 2004 and September 30, 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are “more likely than not” to be realizable.

The Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire.

Discontinued Operations.   APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. The operating results of the discontinued segments have been disclosed, net of income tax, in a separate income statement caption “Discontinued operations—Income (loss) from discontinued operations.” The assets, liabilities and cash flows related to discontinued operations have not been segregated from continuing operations.

As of September 30, 2005, the Company has taken the majority of the actions necessary to complete the disposal of, or shutting down of, its healthcare provider and franchising segments, its specialty managed healthcare segment, and its human services segment but still has certain estimated liabilities totaling approximately $2.2 million for various obligations.

The remaining assets and liabilities of the discontinued segments at September 30, 2005 include, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.5 million; (iii) investments in provider joint ventures of $1.9 million and (iv) accounts payable and accrued liabilities of $2.2 million. There can be no assurance that the reserves established will prove to be adequate. In the event that any future losses or expenses exceed the amount of reserves on the condensed consolidated balance sheet, the Company will be required to record additional losses on disposal of discontinued operations or losses from discontinued operations in the accompanying condensed consolidated statement of income.

Recent Accounting Pronouncements

The Company currently measures compensation cost for stock-based compensation under APB 25, and discloses pro forma stock-based compensation under the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required January 1, 2006 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The estimated impact of the adoption of SFAS 123R would approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as depicted in Note A—“General—Stock-Based Compensation” within Item 1 to this Quarterly Report on Form 10-Q.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement and the Aetna Note. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement and the Aetna Note as of September 30, 2005, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

a)     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

b)     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 27, 2005	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)